Form 10-Q
period 2011-03-31
Gevo, Inc.
filed 2011-05-06
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 001-35073

GEVO, INC.

(Exact name of Registrant as specified in its charter)

Delaware	87-0747704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Inverness Drive South, Building C, Suite 310

Englewood, CO 80112

(303) 858-8358

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2011, 25,963,377 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and March 31, 2010, and for the period from June 9, 2005 (date of inception) to March 31, 2011	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and March 31, 2010, and for the period from June 9, 2005 (date of inception) to March 31, 2011	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Removed and Reserved	65

Item 5.	Other Information	65

Item 6.	Exhibits	65

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GEVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,483,000	$15,274,000
Accounts receivable	2,982,000	2,830,000
Inventories	5,233,000	3,765,000
Prepaid expenses and other current assets	798,000	1,040,000
Derivative asset	65,000	361,000
Margin deposit	1,008,000	624,000

Total current assets	126,569,000	23,894,000
PROPERTY, PLANT AND EQUIPMENT—Net	23,569,000	23,465,000
DEFERRED OFFERING COSTS	—	3,152,000
DEBT ISSUE COSTS	851,000	929,000
DEPOSITS AND OTHER ASSETS	168,000	169,000

TOTAL	$151,157,000	$51,609,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,896,000	$7,903,000
Current portion of secured long-term debt—Net of $100,000 and $113,000 discount at March 31, 2011 and December 31, 2010, respectively	1,855,000	1,785,000
Derivative liability	—	405,000
Fair value of warrant liabilities	—	2,034,000

Total current liabilities(*)	7,751,000	12,127,000
SECURED LONG-TERM DEBT—Net of $1,372,000 and $1,493,000 discount, less current portion, at March 31, 2011 and December 31, 2010, respectively	18,258,000	18,647,000
OTHER LIABILITIES	672,000	876,000

Total liabilities	26,681,000	31,650,000

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY

Gevo, Inc. stockholders’ equity:
Convertible preferred stock, $0.01 par value per share; none and 15,246,000 shares authorized at March 31, 2011 and December 31, 2010, respectively; none and 14,613,602 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively; aggregate liquidation preference of $0 and $90,660,000 at March 31, 2011 and December 31, 2010, respectively	—	146,000
Preferred stock, $0.01 par value per share; 5,000,000 and none shares authorized at March 31, 2011 and December 31, 2010, respectively; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000,000 and 30,000,000 shares authorized at March 31, 2011 and December 31, 2010, respectively; 25,963,377 and 1,160,657 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	260,000	12,000
Additional paid-in capital	219,920,000	105,128,000
Deficit accumulated during development stage	(95,704,000)	(85,327,000)

Total stockholders’ equity	124,476,000	19,959,000

TOTAL	$151,157,000	$51,609,000

*	Liabilities of Gevo, Inc.’s consolidated subsidiaries for which creditors do not have recourse to the general credit of Gevo, Inc. were $1,952,000 and $4,785,000 at March 31, 2011 and December 31, 2010, respectively, and are recorded within current liabilities.

See notes to condensed consolidated financial statements

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	From June 9, 2005 (Date of Inception) to March 31, 2011
REVENUES:
Grant revenue	$172,000	$330,000	$2,908,000
Licensing revenue	—	—	138,000
Ethanol sales and related products	15,109,000	—	29,874,000

Total revenues	15,281,000	330,000	32,920,000

COST OF GOODS SOLD	(15,193,000)	—	(28,639,000)

GROSS MARGIN	88,000	330,000	4,281,000

OPERATING EXPENSES:
Research and development	(3,266,000)	(4,668,000)	(40,732,000)
Selling, general and administrative	(5,234,000)	(2,642,000)	(46,669,000)
Lease termination costs	—	—	(894,000)
Loss on abandonment or disposal of assets	—	—	(343,000)

Total operating expenses	(8,500,000)	(7,310,000)	(88,638,000)

LOSS FROM OPERATIONS	(8,412,000)	(6,980,000)	(84,357,000)

OTHER (EXPENSE) INCOME:
Interest expense	(892,000)	(308,000)	(5,894,000)
Interest and other income	50,000	19,000	686,000
Loss from change in fair value of warrant liabilities	(29,000)	(590,000)	(2,852,000)

Other expense—net	(871,000)	(879,000)	(8,060,000)

NET LOSS	(9,283,000)	(7,859,000)	(92,417,000)

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	(1,094,000)	(21,000)	(3,872,000)

NET LOSS ATTRIBUTABLE TO GEVO, INC. COMMON STOCKHOLDERS	$(10,377,000)	$(7,880,000)	$(96,289,000)

Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	$(0.76)	$(7.02)

Weighted-average number of common shares outstanding—basic and diluted	13,744,337	1,123,045

See notes to condensed consolidated financial statements

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Cumulative Amounts From June 9, 2005 (Date of Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,283,000)	$(7,859,000)	$(92,417,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,013,000	809,000	6,705,000
Stock-based compensation	1,321,000	184,000	13,041,000
Stock expense for shares issued pursuant to license agreements	—	—	10,000
Noncash interest expense and amortization of debt discounts and debt issue costs to noncash interest expense	213,000	69,000	2,366,000
Loss from change in fair value of warrant liabilities	29,000	590,000	2,852,000
Gain from change in derivative	(109,000)	—	(670,000)
Loss on abandonment or disposal of fixed assets	—	—	343,000
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	(152,000)	(88,000)	(982,000)
Prepaid expenses and other current assets	(46,000)	13,000	(163,000)
Inventories	(1,468,000)	—	(1,663,000)
Margin deposit	(384,000)	—	(116,000)
Deposits and other assets	1,000	—	(88,000)
Accounts payable, accrued expenses, and long-term liabilities	(1,739,000)	1,573,000	4,421,000

Net cash used in operating activities	(10,604,000)	(4,709,000)	(66,361,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(805,000)	(141,000)	(9,045,000)
Acquisition of Agri-Energy, net of cash acquired	—	—	(24,936,000)
Proceeds from the sale of property and equipment	—	—	5,000
Restricted certificate of deposit	—	—	(119,000)

Net cash used in investing activities	(805,000)	(141,000)	(34,095,000)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Cumulative Amounts From June 9, 2005 (Date of Inception) to March 31, 2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,000	16,000	30,000
Proceeds from issuance of convertible preferred stock	—	16,150,000	86,025,000
Proceeds from issuance of convertible promissory notes with warrant	—	—	3,000,000
Proceeds from issuance of secured long-term debt	—	—	26,578,000
Proceeds from issuance of warrants	—	—	1,000
Proceeds from exercise of warrants	—	—	592,000
Payments on secured long-term debt	(453,000)	—	(6,846,000)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	114,704,000	—	114,704,000
Deferred offering costs	(1,641,000)	(47,000)	(4,245,000)
Debt issue costs	—	—	(1,033,000)
Payment of stock issuance costs	—	(81,000)	(1,867,000)

Net cash provided by financing activities	112,618,000	16,038,000	216,939,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,209,000	11,188,000	116,483,000
CASH AND CASH EQUIVALENTS:
Beginning of period	15,274,000	21,240,000	—

Ending of period	$116,483,000	$32,428,000	$116,483,000

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS—Investing and financing:
Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in-capital	$2,063,000	$—	$2,063,000

Warrants issued with secured long-term debt	$—	$—	$749,000

Warrants issued with convertible promissory notes	$—	$—	$505,000

Promissory notes and accrued interest converted to Series C preferred stock	$—	$—	$3,043,000

Issuance of common stock pursuant to license agreements	$—	$—	$10,000

Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$—	$—	$1,458,000

Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$—	$—	$1,000,000

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	$1,094,000	$21,000	$3,872,000

Reclass deferred offering costs to additional paid-in-capital upon initial public offering	$4,296,000	$—	$4,296,000

Capital asset additions in accounts payable and accrued expenses	$251,000	$106,000	$251,000

Capital asset additions acquired using prepaid credit with ICM, Inc.	$288,000	$—	$726,000

Accrued deferred offering costs	$51,000	$427,000	$51,000

SUPPLEMENTAL CASH FLOW DISCLOSURE—Cash paid for interest, net of amounts capitalized	$623,000	$239,000	$3,313,000

See notes to condensed consolidated financial statements

GEVO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Significant Accounting Policies

Nature of Business—Gevo, Inc. (together with its subsidiaries, the “Company”) is a renewable chemicals and advanced biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005. Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) to finance and develop biorefineries through joint venture or direct acquisition (Note 6). Gevo Development became a wholly owned subsidiary of the Company on September 22, 2010. Gevo Development purchased all of the membership interests of Agri-Energy, LLC and certain assets of Agri-Energy Limited Partnership (collectively referred to as “Agri-Energy”) on September 22, 2010 (Note 2). Agri-Energy, a wholly owned subsidiary of Gevo Development, is currently engaged in the business of producing and selling ethanol and related products produced at its ethanol plant located in Luverne, Minnesota. The Company intends to retrofit its Luverne, Minnesota facility to produce isobutanol.

On February 14, 2011, the Company completed its initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds to the Company of $114,704,000, after deducting underwriting discounts and commissions of $8,634,000. Additionally, the Company incurred offering costs of $4,296,000 related to the initial public offering. Upon the closing of the initial public offering, the Company’s outstanding shares of convertible preferred stock were automatically converted into 16,329,703 shares of common stock and the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 398,032 shares of common stock.

At March 31, 2011, the Company is considered to be in the development stage as its primary activities, since incorporation, have been conducting research and development, establishing its facilities, recruiting personnel, business development, business and financial planning and raising capital. Successful completion of the Company’s research and development program, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

Following the Company’s acquisition of Agri-Energy on September 22, 2010, the Company began recording revenue from the sale of ethanol and related products. Since the production of ethanol is not the Company’s intended business, the Company will continue to report as a development stage company until it begins to generate revenue from the sale of isobutanol or other products that are or become the Company’s intended business.

Financial Condition—The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2011, the Company incurred a consolidated net loss of $9,283,000 and had an accumulated deficit of $95,704,000. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.

The Company has funded its activities since inception primarily through private placements of convertible preferred stock, the issuance of convertible and nonconvertible debt and proceeds raised through its initial public offering in February 2011. The Company expects to obtain funding through additional equity offerings and issuance of debt until it achieves positive cash flow from operations. The Company’s cash and cash equivalents at March 31, 2011 totaled $116,483,000. Management expects that cash on hand will provide the Company with adequate funding for at least the next 12 months. There are no assurances that the Company will be able to raise adequate funds, or achieve or sustain profitability or positive cash flow from operations. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the Company’s inability to raise sufficient funds or achieve profitability.

A summary of the Company’s significant accounting policies is as follows:

Basis of Presentation—The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The interim results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year or for any future year or interim period.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Gevo, Inc., Gevo Development and Agri-Energy. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Deferred Offering Costs—Deferred offering costs include costs directly attributable to the Company’s offering of its equity securities. These costs are deferred and capitalized and were charged against the proceeds of our initial public offering in February 2011.

Debt Issue Costs and Debt Discount—Debt issue costs are costs incurred in connection with the Company obtaining financing that have been capitalized and are being amortized over the expected maturity period of the related debt, using the effective interest method. Debt discounts incurred with the issuance of long-term debt are amortized to interest expense over the terms of the debt using the effective interest method. These discounts are recorded on the consolidated balance sheets as a reduction to long-term debt.

Accounts Receivable—The Company records receivables for products shipped but for which payment has not yet been received. As of March 31, 2011 and December 31, 2010, no allowance for doubtful accounts has been recorded, based upon the expected full collection of the accounts receivable. Substantially all ethanol sold through the Company’s Agri-Energy subsidiary from the date of the acquisition through March 31, 2011 was sold to C&N Ethanol Marketing (“C&N”). Accounts receivables from C&N made up 59% and 56% of the Company’s total accounts receivable balance at March 31, 2011 and December 31, 2010, respectively.

Inventories—Corn, ethanol, distiller’s grains, enzymes and other inventory items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. Ethanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead costs.

Revenue Recognition—The Company records revenue from the sale of ethanol and related products. The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable; and collectability is reasonably assured. Ethanol and related products are generally shipped free on board shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

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

Cost of Goods Sold—Cost of goods sold includes costs for materials, direct labor and certain plant overhead costs. Direct materials consist of the costs of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of non-management personnel involved in the operation of the ethanol plant. Plant overhead costs primarily consist of plant utilities and plant depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. The Company purchases natural gas to power steam generation in the ethanol production process and to dry the distiller’s grains. Cost of goods sold also includes net gains or losses from derivatives relating to corn and natural gas which do not qualify for the normal purchases and normal sales scope exception to fair value accounting.

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities—The Company enters into forward purchase contracts for corn and natural gas as a means of securing corn and natural gas used in ethanol production. These transactions are considered to be derivatives and prior to January 1, 2011 were recorded on the balance sheet as assets and liabilities based on each derivative’s fair value. The changes in the fair value of these derivative contracts were recognized in income as a component of cost of goods sold. Effective January 1, 2011, the Company designates all of its forward purchase contracts for corn and natural gas under the normal purchases and normal sales scope exception and therefore they will no longer be marked to market. To qualify for the normal purchases and normal sales scope exception, a contract must provide for the purchase or sale of commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. The Company also enters into exchange-traded futures contracts for corn as a means of managing exposure to changes in corn prices. These transactions are considered to be derivatives and are recorded on the balance sheet as assets and liabilities based on the derivative’s fair value. Changes in the fair value of the derivative contracts are recognized currently in income unless specific hedge accounting criteria are met. The Company has not designated any of its derivatives as hedges for financial reporting purposes.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost less accumulated depreciation. Provisions for depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives, except for the Company’s demonstration plant equipment and capitalized costs, which are depreciated over the remaining contractual term of the development agreement, as amended, with ICM, Inc. (“ICM”) which ends December 31, 2011 (Note 5). Leasehold improvements are amortized over the term of the lease agreement or the service lives of the improvements, whichever is shorter. Assets under construction are depreciated when they are placed into service. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations. Periodically, the plant or a portion of the plant’s equipment will be shut down to perform certain maintenance projects that are expected to improve the operating efficiency of the plant. These costs are expensed or capitalized based upon the nature of the costs. Capitalized interest on construction in progress is included in property, plant and equipment.

Impairment of Long-Lived Assets—The Company periodically evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360, Property, Plant, and Equipment, and, if appropriate, reduces the carrying value whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. Recognition of impairment of long-lived assets is made in the event the carrying value of such assets exceeds the fair value. The carrying amount may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company considered various factors when determining if these assets should be evaluated for impairment. The Company has not yet generated positive cash flows from operations, and such cash flows may not materialize for a significant period in the future, if ever. Additionally, the Company may make changes to its business plan that will result in changes to the expected cash flows from long-lived assets. As a result, it is possible that future evaluations of long-lived assets may result in impairment. No impairment charges have been recorded during the period from June 9, 2005 (date of inception) to March 31, 2011.

Patents—All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain and the underlying technologies are under development. Patent-related legal expenses incurred and recorded as selling, general and administrative expense during the three months ended March 31, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to March 31, 2011, were $286,000, $200,000, and $3,250,000, respectively.

Beneficial Conversion Feature—The Company had recorded a beneficial conversion feature relating to the issuance of Series D-1 preferred stock between March and May 2010 (Note 9). The beneficial conversion feature was recorded as a discount to the Series D-1 preferred stock and was being amortized to retained earnings through September 30, 2011, unless converted earlier. On February 14, 2011, upon completion of the Company’s initial public offering, the shares of Series D-1 preferred stock automatically converted to common stock at a rate of 1.9022 shares of common stock for each share of Series D-1 preferred stock.

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

Income Taxes—The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized (Note 13). At March 31, 2011 and December 31, 2010, the Company has no material unrecognized tax benefits and has no accrued interest or penalties related to uncertain tax positions. The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations as income tax expense.

Stock-Based Compensation—The Company accounts for stock-based compensation for awards to employees in accordance with FASB ASC 718, Compensation-Stock Compensation. Under the provision of FASB ASC 718, stock-based compensation for awards to employees is measured at the grant date based on the fair value of the awards and is recognized as expense over the required service period of the award. The Company estimates the fair value of stock options issued to employees using the Black–Scholes option-pricing model.

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

Concentrations of Credit Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. Substantially all ethanol sold through the Company’s Agri-Energy subsidiary from the date of acquisition through March 31, 2011 was sold to C&N.

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

As of March 31, 2011 and December 31, 2010, there were no transactions measured at fair value on a nonrecurring basis. The following table shows assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and the input categories associated with those assets and liabilities.

	Fair Value as of March 31, 2011	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets—Exchange-traded derivatives	$65,000	$65,000	$—	$—

	Fair Value as of December 31, 2010	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Liabilities—Fair value of warrant liabilities	$(2,034,000)	$—	$—	$(2,034,000)

Liabilities—Exchange-traded derivatives	$(405,000)	$(405,000)	$—	$—

Assets—Forward purchase contracts for corn	$361,000	$—	$361,000	$—

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011 are as follows:

Fair Value of Warrant Liabilities
Liabilities:
Balance—December 31, 2010	$2,034,000
Change in fair value of warrants	29,000
Conversion of preferred stock warrants to common stock warrants and reclassification of related liability to additional paid-in-capital	(2,063,000)

Balance—March 31, 2011	$—

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

The fair value of exchange-traded derivative instruments is based on quoted market prices. The fair value of forward purchase contracts for corn is based upon the price at the delivery location adjusted for basis differentials, counterparty credit quality, the effect of the Company’s own credit worthiness, the time value of money and/or the liquidity of the market. Contracts which qualify for the normal purchases and normal sales scope exception to fair value accounting are not marked to market in the financial statements. Effective January 1, 2011, the Company designates all of its forward purchase contracts for corn and natural gas under the normal purchases and normal sales scope exception and therefore they will no longer be marked to market.

Prior to its initial public offering, the Company had current derivative liabilities relating to its preferred stock warrants. The derivative instruments were not originally entered into as hedging activities, and the change in fair value of warrant liabilities was recorded in the consolidated statements of operations. The estimated fair value of the preferred stock warrant liabilities were revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statements of operations (Note 10).

While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Environmental Liabilities—The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2011 and December 31, 2010.

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

The following table summarizes the Company’s calculation of historical net loss per common share attributable to Gevo, Inc. stockholders:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net loss attributable to Gevo, Inc. common stockholders	$(10,377,000)	$(7,880,000)

Weighted-average common shares used in computing net loss per share of common stock-basic and diluted	13,744,337	1,123,045

Net loss per share of common stock attributable to Gevo, Inc. stockholders—basic and diluted	$(0.76)	$(7.02)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during each period as the effect was anti-dilutive:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Convertible preferred stock upon conversion to common stock (as converted basis)(1)	—	14,397,868
Warrants to purchase convertible preferred stock (as converted basis)(1)	—	306,109
Warrants to purchase common stock	1,086,785	858,000
Outstanding stock options to purchase common stock	3,107,619	2,473,005
Unvested restricted common stock	116,260	23,698

Total	4,310,664	18,058,680

(1)	The convertible preferred stock and convertible preferred stock warrants were computed on an as-converted basis using a one-to-one conversion rate for all series of preferred stock, except for the Series D-1 preferred stock where the Company has used a conversion rate of 1.9022, which was the conversion rate applicable at the closing of the Company’s initial public offering on February 14, 2011.

Recent Accounting Pronouncements—In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures—Improving Disclosures above Fair Value Measurements,” that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. This amendment requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This amendment is effective for fiscal years beginning after December 15, 2010. The adoption did not have a material impact on the condensed consolidated financial statements.

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

2. Acquisition of Agri-Energy

In September 2010, Gevo Development purchased all of the membership interests of Agri-Energy, LLC, a Minnesota limited liability company, and certain assets of Agri-Energy Limited Partnership, a Minnesota limited partnership, and acquired ownership of a 22 million gallon per year ethanol production facility located in Luverne, Minnesota, which it plans to retrofit for isobutanol production. The Company paid a purchase price of approximately $20,602,000. In addition, the Company acquired and paid $4,919,000 for working capital, resulting in a total amount paid of $25,521,000. As of March 31, 2011, $1,660,000 remained in escrow as security for seller indemnification obligations and, subject to any claims that are made, will be released in December 2011.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (September 22, 2010):

Assets acquired:
Cash	$585,000
Receivables	1,999,000
Inventory	3,570,000
Other current assets	1,256,000
Property, plant and equipment	20,602,000

Total assets acquired	$28,012,000

Liabilities assumed:
Accounts payable and accrued expenses	$1,843,000
Other current liabilities	648,000

Total liabilities assumed	$2,491,000

Net assets acquired	$25,521,000

3. Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Estimated Useful Lives		March 31, 2011	December 31, 2010
Computer, office equipment, and software	3 years		$634,000	$581,000
Lab equipment, furniture & fixtures and vehicles	5 years		3,616,000	3,432,000
Leasehold improvements	5 years	(1)	380,000	380,000
Pilot plant	3 years		721,000	721,000
Demonstration plant	2 years	(2)	3,231,000	2,948,000
Construction in progress	—		1,039,000	442,000
Land	—		410,000	410,000
Buildings, site improvements, plant machinery and equipment	10 years		20,093,000	20,093,000
Tools and support equipment	5 years		87,000	87,000

Total property, plant and equipment			30,211,000	29,094,000
Less accumulated depreciation and amortization			(6,642,000)	(5,629,000)

Property, plant and equipment—net			$23,569,000	$23,465,000

(1)	Leasehold improvements are amortized over the term of the lease agreement or the service lives of the improvements, whichever is shorter.
(2)	Depreciation related to the demonstration plant begins in the period such assets are placed in service. The demonstration plant was placed in service in September 2009. The demonstration plant is being depreciated over the remaining contractual term of the development agreement, as amended, with ICM, which ends December 31, 2011 (Note 5).

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to March 31, 2011, were $1,013,000, $809,000, and $6,705,000, respectively.

During the three months ended March 31, 2011 and 2010, the Company capitalized $24,000 and $0, respectively, of interest expense to construction in progress.

4. Inventories

Inventory balances consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials:
Corn	$3,987,000	$2,516,000
Enzymes and other inputs	80,000	167,000
Finished goods:
Ethanol	288,000	385,000
Distiller’s grains	63,000	48,000
Work in process	463,000	301,000
Spare parts	352,000	348,000

Total inventory	$5,233,000	$3,765,000

Included in cost of goods sold is depreciation of $512,000 for the three months ended March 31, 2011.

5. Significant License, Research, and Other Agreements

ICM—In October 2008, the Company signed development and commercialization agreements with ICM.

Under the terms of the development agreement, the Company performs commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company is required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, and project fees. The development agreement was originally effective through December 31, 2010, and was amended in July 2010 to extend the effective date through December 31, 2011. The development agreement can be terminated by the Company with 30 days’ written notice. During the three months ended March 31, 2011 and 2010, the Company incurred $283,000 and $48,000, respectively, in capital expenditures with ICM relating to the demonstration plant that are recorded as property, plant and equipment in the Company’s balance sheets. The Company incurred operating expenses paid to ICM for production trials at the demonstration plant and depreciation expense relating to the demonstration plant, which are recorded as research and development expenses.

The term of the commercialization agreement is through October 16, 2018, and outlines the terms and fees under which ICM acts as the Company’s exclusive provider of certain engineering and construction services. Also, under the commercialization agreement, the Company is ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars. In addition to amounts recorded under the development agreement noted above, the Company has also engaged ICM to perform engineering studies, plant evaluations and other services.

During the three months ended March 31, 2011, the Company incurred $278,000 in capital expenditures with ICM relating to the retrofit of the Agri-Energy facility to future isobutanol production, which amounts are recorded within construction in progress on the Company’s balance sheet.

Expenses incurred by the Company under its development, commercialization and other agreements with ICM are as follows:

	Three Months Ended,		Cumulative Amounts From June 9, 2005 (Date of Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
Research and development	$220,000	$736,000	$3,872,000
Selling, general and administrative	—	32,000	92,000

Total expenses	$220,000	$768,000	$3,964,000

Cargill, Incorporated (February 2009, License Agreement)—During February 2009, the Company entered into a license agreement with Cargill, Incorporated (“Cargill”) to obtain certain biological materials and license patent rights to use a biocatalyst owned by Cargill. Under the license agreement, Cargill has granted the Company an exclusive, royalty-bearing license, with limited rights to sublicense, to use the patent rights in a certain field, as defined in the license agreement.

The license agreement contains five milestone payments totaling approximately $4,300,000 that are payable after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $875,000, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2,000,000 to research and development expense at its present value amount of $1,578,000 because the milestone payment will be paid over a period greater than 12 months from the date it was incurred. At March 31, 2011, the present value of the liability, $1,543,000, was recorded as $924,000 in accounts payable and accrued expenses and $619,000 in non-current liabilities. At December 31, 2010, the present value of the liability, $1,737,000, was recorded as $924,000 in accounts payable and accrued expenses and $813,000 in non-current liabilities. The accretion of the liability was recorded to interest expense.

Upon commercialization of a product which uses the Cargill biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by the Company, subject to a minimum royalty amount per year, as defined in the license agreement, and up to a maximum amount per year.

The license agreement provides an option for Cargill to purchase a nonexclusive, royalty-bearing license for the use of a Company biocatalyst that utilizes the Cargill biological material or licensed patents for a royalty rate equal to the lowest rate offered to any third party.

The Company may terminate the license agreement at any time upon 90 days’ written notice. Unless terminated earlier, the license agreement remains in effect until no licensed patent rights remain, but in no case before December 31, 2025.

The Regents of the University of California (September 2007, License Agreement)—In September 2007, the Company entered into an exclusive license agreement, as amended, with The Regents of the University of California (“The Regents”) to obtain certain patent rights to inventions made in the course of research at the University of California. The license agreement requires the Company to pay for all costs related to obtaining and maintaining patents on the technology. Under the terms of the license agreement, the Company is required to pay annual license maintenance fees, cash payments upon achievement of certain milestones, and royalties based on revenue from products utilizing the licensed technology. The Company has the right to issue sublicenses to third parties, subject to the payment of a percentage of sublicensing fees and royalty fees to The Regents. The Company can terminate the license agreement at any time with 90 days’ notice. The Regents can terminate the license agreement if the Company fails to demonstrate performance of certain due diligence items as defined in the license agreement. Unless terminated earlier in accordance with the license agreement, the license agreement remains in effect for the life of the last-to-expire patent in the licensed patent rights or until the last patent application licensed under this license agreement is abandoned or no patent in the included patent rights ever issues.

Costs incurred by the Company are recorded as research and development expenses except for legal-related fees that pertain to obtaining and maintaining patents on the technology, which are recorded as selling, general and administrative expenses.

During the three months ended March 31, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to March 31, 2011, the Company incurred costs of $16,000, $26,000 and $481,000, respectively, under the license agreement.

California Institute of Technology (July 2005, License Agreement)—In July 2005, the Company entered into a license agreement, as amended, with the California Institute of Technology (“Caltech”) to obtain certain patent rights and improvement rights in exchange for the issuance of 200,000 shares of the Company’s common stock. The term of the license agreement shall continue until the expiration, revocation, invalidation, or unenforceability of the licensed patent rights and improvements licensed to the Company. The license agreement has been amended to expand the field of the licensed products and improvements and to extend the right to improvements through July 12, 2013.

No costs were incurred under this license agreement during the three months ended March 31, 2011 and 2010. For the period from June 9, 2005 (date of inception) to March 31, 2011, the Company incurred costs of $219,000 under the license agreement.

The Regents of the University of California (July 2008, Research Agreement)—In July 2008, the Company entered into a research agreement with The Regents. The research agreement was terminated effective February 14, 2010. During the three months ended March 31, 2011 and 2010, the Company recorded $0 and $225,000, respectively, as research and development expenses under this research agreement. For the period from June 9, 2005 (date of inception) to March 31, 2011, the Company recorded $1,425,000 as research and development expense under this agreement.

VIB (May 2009, Research Agreement)—Effective May 1, 2009, the Company entered into an agreement with VIB to engage in research related to modifying yeast to improve the production of isobutanol. The term of the research agreement ends April 30, 2011. During the three months ended March 31, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to March 31, 2011, the Company incurred $106,000, $132,000 and $964,000, respectively, of research and development expenses under this research agreement. The Company may have to pay future milestone payments of up to approximately $300,000 depending on the completion of four defined contract milestones. No milestones have been met or paid under this research agreement as of March 31, 2011.

Cargill, Incorporated (January 2010, Subcontractor Agreement)—During January 2010, the Company entered into a subcontractor agreement with Cargill to engage Cargill to provide research and development services to develop biological material that has been licensed by the Company. The subcontractor agreement may require payment of up to $1,500,000 through the term of the agreement, which ends August 31, 2011. Either party may cancel the subcontractor agreement upon 30 days’ written notice.

Other—Within its research and development activities, the Company routinely enters into research and license agreements with various entities. Future royalty payments may apply under these license agreements if the technologies are used in future commercial products. In addition, the Company may from time to time make gifts to universities and other organizations to expand research activities in its fields of interest. Any amounts paid under these agreements are generally recorded as research and development expenses as incurred.

The Company has been awarded grants or cooperative agreements from a number of government agencies, including the U.S. Department of Energy, U.S. National Science Foundation, U.S. Environmental Protection Agency, Army Research Labs and the U.S. Department of Agriculture. Revenues recorded related to these grants and cooperative agreements for the three months ended March 31, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to March 31, 2011, were $172,000, $330,000 and $2,908,000, respectively.

C&N Ethanol Marketing (April 2009, Ethanol Purchase and Marketing Agreement)—Substantially all ethanol sold through the Company’s Agri-Energy subsidiary from the date of the acquisition through March 31, 2011 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Luverne, Minnesota facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

LANXESS (January 2011, Exclusive Supply Agreement)—On January 14, 2011, the Company entered into an exclusive supply agreement with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber, and (iii) an exclusive right to use its isobutanol to produce isobutylene for use in the production of polyisobutylene. The initial term of the mutual exclusivity is ten years, subject to mutual extension. No costs have been incurred under this agreement as of March 31, 2011.

6. Gevo Development

Gevo, Inc. formed Gevo Development on September 18, 2009 to finance and develop biorefineries through joint venture or direct acquisition. Biorefinery plants accessed through Gevo Development are intended to be retrofitted using Gevo, Inc.’s integrated fermentation technology to produce isobutanol.

Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development as a wholly owned subsidiary. Gevo Development has two classes of membership interests outstanding. Gevo, Inc. is the sole owner of the class A interests. Prior to September 22, 2010, CDP Gevo, LLC (“CDP”), which is beneficially owned by the two co-managing directors of Gevo Development, was the sole owner of the class B interests, which comprise 10% of the outstanding equity interests of Gevo Development. In September 2010, Gevo, Inc. became the sole owner of Gevo Development by acquiring 100% of the class B interests in Gevo Development from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP will receive aggregate consideration of up to approximately $1,143,000, $500,000 of which was paid on September 22, 2010, $274,000 of which was paid on December 30, 2010, $74,000 of which was paid on January 1, 2011, and the remainder of which is payable through January 1, 2012, subject to the terms and conditions set forth in the agreement.

The original issuance of the class B interests was considered to be a grant of nonemployee stock compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 22, 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests on September 22, 2010, the Company recorded stock compensation of $774,000, which reflected the amount paid during the year ended December 31, 2010 for the class B interests that was not dependent on counterparty performance. During the three months ended March 31, 2011, the Company recorded stock compensation of $74,000 for the amount paid during the period. The Company will record the remaining amount, which is dependent on continued employment, when it is paid.

For the three months ended March 31, 2011 and 2010, and for the period from September 18, 2009 (formation date of Gevo Development) to March 31, 2011, Gevo, Inc. made capital contributions of $1,891,000, $500,000 and $21,248,000 (which includes $13,259,000 of cash used in the purchase of Agri-Energy), respectively, to Gevo Development. No capital contributions had been made by CDP through September 21, 2010. For the three months ended March 31, 2011 and 2010, and for the period from September 18, 2009 (formation date of Gevo Development) to March 31, 2011, Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) incurred a net loss of $916,000, $400,000 and $3,974,000, respectively, which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 22, 2010) and 100% ownership (for the period from September 22, 2010 through December 31, 2010). For financial reporting purposes prior to September 22, 2010, the income or loss allocated to the members of Gevo Development was determined using the hypothetical liquidation at book value method. Under this method, net income or loss is allocated between members by determining the difference between the amount of equity at the beginning of the reporting period and equity at the end of the reporting period, which would be distributed to each member if the entity were to be liquidated as of those dates. Distributions, when and if declared by the board of managers, were allocated, first, to each member for their estimated tax amount, then, for their unreturned capital contributions, and lastly, according to their distribution percentages. Allocation, distribution and voting percentages are determined in accordance with the First Amended and Restated Limited Liability Company Agreement of Gevo Development.

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

On September 22, 2010, the beneficial owners of the equity interests of CDP became employees of Gevo, Inc. and the warrant agreement was amended and restated to provide that 50% of the warrant shares granted under such warrant agreement would vest on September 22, 2010. The remaining warrant shares vest over a two-year period beginning on September 22, 2010, subject to acceleration and termination in certain circumstances, such as the occurrence of a change of control event. The Company valued the warrant at approximately $13,956,000 on September 22, 2010, and recognized 50% of this amount as stock-based compensation on September 22, 2010. The Company is and will recognize the remaining 50% over the 24 month vesting period that began on September 22, 2010.

When Gevo Development was formed in September 2009, Gevo, Inc., Gevo Development and CDP also entered into the following related agreements: a commercialization agreement, a guaranty agreement and an exchange agreement. In August and September 2010, the commercialization agreement, the guaranty agreement and the exchange agreement were all terminated.

Commercialization Agreement—The commercialization agreement was terminated on September 22, 2010. The commercialization agreement set forth the services that Gevo, Inc. and CDP were to provide to Gevo Development. Gevo Development compensated CDP for its services through a quarterly management fee and the payment of bonuses upon achievement of established milestones. CDP was also granted a warrant as described above under the heading Amended and Restated Warrant Agreement. During the three months ended March 31, 2010, Gevo Development recorded $239,000 in fees and bonuses to CDP, which amounts were recorded as selling, general and administrative costs on the statements of operations.

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

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to the entity or the right to receive benefits from Gevo Development that could potentially be significant to the entity. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of March 31, 2011 and December 31, 2010, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of the $12.5 million loan and security agreement with TriplePoint Capital LLC (“TriplePoint”), as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if certain conditions are satisfied. As of March 31, 2011 and December 31, 2010, the creditors of Gevo Development have recourse to the general credit of Gevo, Inc. with the exception of $1,952,000 and $4,785,000, respectively, that is recorded within current liabilities, which includes the liabilities of Agri-Energy. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

7. Secured Long-Term Debt

The carrying value of the secured long-term debt included in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010 consists of the following:

	March 31, 2011	December 31, 2010
Long-term debt, unpaid principal plus final/end-of-term payments	$21,585,000	$22,038,000
Less unamortized debt discounts for final/end-of-term payments and original fair value of warrants issued with debt	(1,472,000)	(1,606,000)

	20,113,000	20,432,000
Less current portion	(1,855,000)	(1,785,000)

Long-term portion of the long-term debt	$18,258,000	$18,647,000

Lighthouse Loan and Security Agreement. On December 18, 2006, Gevo, Inc. entered into a loan and security agreement, as amended, with Lighthouse Capital Partners V, L.P. (“Lighthouse”). On August 6, 2010, the Company repaid $5,000,000 in outstanding principal, as well as $250,000 of the final payment, under the promissory note issued in connection with the loan and security agreement, using amounts borrowed pursuant to a loan and security agreement with TriplePoint, as well as available cash reserves. As of March 31, 2011, the Company’s outstanding principal balance on its loan with Lighthouse was $2,481,000. The promissory note bears interest at a rate of 12% per annum, required interest only payments during the year ended December 31, 2010, and requires principal plus interest repayments of equal amounts over the 18 months commencing January 1, 2011 and a final payment of $204,000 due on July 1, 2012.

Under the terms of the loan agreement, the Company is prohibited from granting a security interest in its intellectual property assets to any other entity until Lighthouse is paid in full, and Lighthouse maintains a security interest in the assets, including equipment and fixtures, financed by the proceeds of each original loan advance made under the loan agreement until such time as the loan is paid in full. The Lighthouse agreement does not contain financial ratio covenants, but does impose certain affirmative and negative covenants, which include prohibiting the Company from paying any dividends or distributions or creating any liens against the collateral as defined in the agreement, as amended. The Company cannot borrow any further amounts under its agreement with Lighthouse. At March 31, 2011, the Company was in compliance with the Lighthouse debt covenants.

TriplePoint Loan and Security Agreement 1. In August 2010, concurrently with the execution of the acquisition agreement with Agri-Energy, Gevo, Inc. entered into a loan and security agreement with TriplePoint, pursuant to which it borrowed $5,000,000. The loan and security agreement includes customary affirmative and negative covenants for agreements of this type and events of default, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, or acquiring or merging with another entity, excluding Agri-Energy, unless the Company receives the prior approval of TriplePoint. The aggregate amount outstanding under the loan and security agreement bears interest at a rate equal to 13%, is subject to an end-of-term payment equal to 8% of the amount borrowed and is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property. The loan is also secured by substantially all of the assets of Agri-Energy, LLC. Additionally, under the terms of each of (i) the loan and security agreement and (ii) Gevo, Inc.’s guarantee of Gevo Development’s and Agri-Energy’s obligations under the loan and security agreement described below, Gevo, Inc. is prohibited from granting a security interest in its intellectual property assets to any other entity until both TriplePoint loans are paid in full. The loan matures on August 31, 2014, and provides for interest only payments during the first 24 months. An additional interest-only period may be elected now that Gevo, Inc. has completed an initial public offering and a subsequent interest-only period will become available in the event that Gevo, Inc. is producing isobutanol at its Agri-Energy facility by June 30, 2012. Each such additional interest-only period may be for a maximum of 6 months, for a total possible interest-only extension period of 12 months. Gevo, Inc. used the funds from this loan to repay a portion of its existing indebtedness with Lighthouse. At March 31, 2011, the Company was in compliance with the debt covenants under this loan and security agreement.

TriplePoint Loan and Security Agreement 2. In August 2010, Gevo Development also entered into a loan and security agreement with TriplePoint under which, upon the satisfaction of certain conditions, Gevo Development could borrow up to $12.5 million to finance the transactions contemplated by the acquisition agreement with Agri-Energy. In September 2010, Gevo Development borrowed the $12.5 million and closed the transactions contemplated by the acquisition agreement, at which time the loan and security agreement was amended and Agri-Energy, LLC became a borrower under the loan and security agreement. The loan and security agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The aggregate amount outstanding under the loan and security agreement bears interest at a rate equal to 13% and is subject to an end-of-term payment equal to 8% of the amount borrowed. The loan is secured by the equity interests of Agri-Energy, LLC held by Gevo Development and substantially all the assets of Agri-Energy, LLC. The loan matures on September 1, 2014, and provides for interest only payments during the first 24 months. An additional interest-only period may be elected now that Gevo, Inc. has completed an initial public offering and a subsequent interest-only period will become available in the event that Gevo, Inc. is producing isobutanol at its Agri-Energy facility by June 30, 2012. Each such additional interest-only period may be for a maximum of 6 months, for a total possible interest-only extension period of 12 months. The loan is guaranteed by Gevo, Inc. pursuant to a continuing guaranty executed by Gevo, Inc. in favor of TriplePoint, which is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property. At March 31, 2011, the Company was in compliance with the debt covenants under this loan and security agreement.

Interest expense, net of amounts capitalized to construction in progress, related to the long-term debt for the three months ended March 31, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to March 31, 2011, was $836,000, $308,000 and $4,618,000, respectively, of which $213,000, $69,000 and $1,314,000, respectively, was for the accretion of debt discounts relating to the final/end-of-term payments, amortization of debt issue costs and the accretion of debt discounts relating to the grant date value of the warrants issued in connection with the debt. The Company capitalized $24,000 of interest expense to construction in progress during the three months ended March 31, 2011. No interest expense was capitalized to construction in progress prior to January 1, 2011.

During the three months ended March 31, 2011, the Company made principal repayments of $453,000. The Company repaid $5,000,000 in outstanding principal, as well as $250,000 of the final payment, on the Lighthouse debt during the year ended December 31, 2010.

The following is a summary of principal maturities of long-term debt and the non-principal final/end-of-term payments as of March 31, 2011:

	Principal	Final Payment	Total
2011 (9 months)	$1,444,000	$—	$1,444,000
2012	3,167,000	204,000	3,371,000
2013	8,478,000	—	8,478,000
2014	6,892,000	1,400,000	8,292,000

	$19,981,000	$1,604,000	$21,585,000

In connection with signing and borrowing under the loans with Lighthouse and TriplePoint, the Company issued warrants to purchase shares of the Company’s preferred stock. The issuance date fair value of these warrants have been recorded as a debt discount against the debt (debt discount) and amortized to interest expense over the terms of the loans. These warrants, while they were exercisable for preferred stock, were considered to be derivative instruments (Note 10).

From December 2006 through December 31, 2009, the Company issued to Lighthouse warrants to purchase an aggregate of 169,247 shares of Company’s convertible preferred stock at a weighted-average exercise price of $5.38. These warrants converted to warrants exercisable for 169,247 shares of the Company’s common stock upon completion of its initial public offering. In March 2011, Lighthouse completed a cashless net exercise of the warrants that had been issued to them which resulted in the Company issuing 122,424 shares of its common stock to Lighthouse.

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

The warrants issued to TriplePoint during August and September 2010, were valued on the issuance dates using an option-pricing model using a risk-free interest rate of 0.15%, expected volatility between 49.14% and 61.90% and a term of 0.17 years.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses in the consolidated balance sheets at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Accounts payable—trade	$2,518,000	$4,818,000
Accrued expenses—Cargill license agreement	924,000	924,000
Accrued employee compensation and related expenses	1,227,000	586,000
Accrued expenses—ICM	175,000	163,000
Accrued deferred offering costs	51,000	548,000
Other accrued expenses	1,001,000	864,000

	$5,896,000	$7,903,000

9. Capital Stock

Initial Public Offering—On February 14, 2011, the Company completed its initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds, after deducting underwriting discounts and commissions but before expenses, to the Company of approximately $114,704,000. Additionally, the Company incurred offering costs of $4,296,000 related to the initial public offering. Upon the closing of the initial public offering, the Company’s outstanding shares of convertible preferred stock were automatically converted into 16,329,703 shares of common stock and the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 398,032 shares of common stock. The net proceeds from the initial public offering, after deducting underwriting discounts and commissions and offering expenses, have been recorded in stockholders’ equity.

In connection with the closing of the initial public offering, on February 11, 2011, the Company amended and restated its certificate of incorporation to increase its authorized number of shares of common stock to 100,000,000 and to authorize the issuance of 5,000,000 shares of preferred stock. The holder of each share of common stock is entitled to one vote. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The Company’s amended and restated certificate of incorporation provides that the Company’s board of directors will be divided into three classes, with staggered three-year terms and provides that all stockholder actions must be effected at a duly called meeting of the stockholders and not by a consent in writing. The amended and restated certificate of incorporation also provides that only the board of directors may call a special meeting of the stockholders and requires a 66 2/3% stockholder vote for the adoption, amendment or repeal of any provision of the Company’s amended and restated bylaws and for the amendment or repeal of certain provisions of the Company’s amended and restated certificate of incorporation.

Convertible Preferred Stock—All shares of the Company’s convertible preferred stock automatically converted into shares of common stock upon the Company’s initial public offering in February 2011.

Series D-1—Between March and May 2010, the Company issued 1,843,675 shares of Series D-1 preferred stock at a price of $17.12 per share for gross cash proceeds of approximately $31,564,000 and issued 58,412 shares of Series D-1 preferred stock at $17.12 per share in exchange for $1,000,000 of future services to be provided by ICM. The 58,412 shares issued to ICM in exchange for the credit against future services are fully vested, non-forfeitable and non-cancellable. In addition, ICM must pay a penalty of $250,000 if future services are not provided according to the terms of the agreement. In aggregate, the Company issued a total of 1,902,087 shares of Series D-1 preferred stock at $17.12 per share for $32,564,000. As of March 31, 2011, the Company had used the full amount of its prepaid credit with ICM which had been recorded in prepaid expenses and other current assets on the Company’s balance sheet.

The Series D-1 preferred stock was considered to have a beneficial conversion feature because the conversion ratio would adjust from the initial conversion rate of one common share for each preferred share to two common shares for each preferred share if an initial public offering or qualified financing had not occurred on or before September 30, 2011. At the issuance dates of the Series D-1 between March and May 2010, the Company recorded the beneficial conversion feature at its aggregate intrinsic value of approximately $5,744,000 as a discount on the preferred stock with a corresponding credit to additional paid-in-capital. This discount was recorded as a deemed dividend and amortized as a debit to retained earnings and a credit to additional paid-in-capital during the period from March 26, 2010 to September 30, 2011.

For the period from January 1, 2011 to the closing of the Company’s initial public offering on February 14, 2011, the Company recorded a deemed dividend – amortization of beneficial conversion feature on the Series D-1 convertible preferred stock of $495,000 relating to the issuance of Series D-1 convertible preferred stock. Upon closing of the initial public offering on February 14, 2011 and the automatic conversion of the Company’s Series D-1 preferred stock to common stock, the Company recalculated the intrinsic value of the beneficial conversion feature using the adjusted conversion ratio applied against the original commitment date estimated fair value of the underlying common stock. The amount of the recalculated intrinsic value of the beneficial conversion feature exceeded the previously amortized amount of the beneficial conversion feature by $599,000, which amount was immediately amortized to retained earnings and additional paid-in-capital contemporaneously with the closing of the initial public offering. After the entries recorded through, and upon, the closing of the Company’s initial public offering, no additional amortization of the beneficial conversion feature relating to the Series D-1 preferred stock will be recorded.

Warrants—As of December 31, 2010, the Company has issued and outstanding 858,000 warrants to CDP (Note 6) that are exercisable into common stock and 303,173 warrants to TriplePoint, Lighthouse and investors that are exercisable into preferred stock. These 303,173 preferred stock warrants became exercisable for 398,032 shares of the Company’s common stock upon completion of the Company’s initial public offering on February 14, 2011.

In March 2011, Lighthouse completed a cashless net exercise of the 169,247 warrants that had been issued to them which resulted in the Company issuing 122,424 shares of its common stock to Lighthouse.

As of March 31, 2011, the Company has issued and outstanding an aggregate of 1,086,785 warrants that are exercisable into common stock.

In September 2010, a holder of Series C preferred stock warrants exercised its warrant to purchase 108,076 shares of Series C preferred stock at an exercise price of $5.48 per share resulting in total proceeds to the Company in the amount of $592,000. Upon exercise of the warrant, the Company reclassified $1,458,000 from preferred stock warrant liability to equity.

10. Preferred Stock Warrant Liabilities

Upon the closing of the Company’s initial public offering on February 14, 2011, the preferred stock warrants that were previously recorded as liabilities on the Company’s balance sheet were automatically converted to common stock warrants. Upon this conversion, the related preferred stock warrant liability of $2,063,000 was reclassified to additional paid-in capital and will no longer be marked to fair value.

The preferred stock warrants were marked to fair value from January 1, 2009 through February 14, 2011, and the change in fair value was recognized in the Company’s condensed consolidated statements of operations as gain or loss from change in fair value of warrant liabilities. The non-cash charge recorded related to the change in fair value of preferred stock warrants for the three months ended March 31, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to March 31, 2011, was $29,000, $590,000 and $2,852,000, respectively.

11. Derivatives and Hedging

Since the acquisition of Agri-Energy on September 22, 2010, the Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

The Company periodically enters into forward purchase contracts for corn and natural gas to ensure supply and manage the prices of these commodities. These transactions are considered to be derivatives and prior to January 1, 2011 were recorded on the balance sheet as assets and liabilities based on each derivative’s fair value. The changes in the fair value of these derivative contracts were recognized in income, as a component of cost of goods sold. Effective January 1, 2011, the Company designates all of its forward purchase contracts for corn and natural gas under the normal purchases and normal sales scope exception and therefore they will no longer be marked to market.

The Company generally follows a policy of using exchange-traded futures contracts to reduce its net position in agricultural commodity inventories and forward cash purchase contracts to reduce price risk. Exchange-traded futures contracts are valued at market price and are recorded as derivative assets or derivative liabilities in the consolidated balance sheet. Changes in market price are recorded in cost of goods sold.

The Company’s derivatives do not include any credit risk related contingent features. For the exchange-traded contracts, the Company maintains a margin deposit. At March 31, 2011 and December 31, 2010, the Company recorded a margin deposit of $1,008,000 and $624,000, respectively. The Company has not designated any of its derivatives as hedges for financial accounting purposes. The Company did not have any derivative assets or liabilities prior to September 22, 2010 other than the preferred stock warrants described in Note 10. The fair value of its derivatives, which are marked to market each period, as well as the location within its combined balance sheet, by major category, is summarized as follows:

	March 31, 2011	December 31, 2010
Balance Sheet Line Item
Derivative liabilities not qualifying for normal purchases and normal sales scope exception:
Exchange-traded commodity derivatives—derivative liability—current	$—	$(405,000)

Derivative assets not qualifying for normal purchases and normal sales scope exception:
Forward purchase corn contracts—derivative asset—current	$—	$361,000
Exchange-traded commodity derivatives—derivative asset—current	$65,000	$—

Changes in the value of derivative instruments are recorded in the consolidated statements of operations unless they qualify for the normal purchases and normal sales scope exception. The following table summarizes these amounts and the location within the consolidated statements of operations where such amounts are reflected. In addition to the unrealized gains and losses noted below, the Company incurred realized losses of $827,000, $1,098,000 and $1,925,000 on its exchange-traded futures contracts for the three months ended March 31, 2011, for the year ended December 31, 2010, and for the period from June 9, 2005 (date of inception) to March 31, 2011, respectively, which have been recorded within cost of goods sold.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Statement of Operations Location
Exchange-traded commodity derivative—cost of goods sold—unrealized (gains)/losses	$(470,000)	$—
Forward purchase corn derivative—cost of goods sold— unrealized (gains)/losses	$361,000	$—

The following table represents the Company’s net long and short positions regardless of whether the derivative instruments qualify for the normal purchase and normal sales scope exception. All of these positions are expected to settle within the next year. The Company did not have any outstanding forward purchase contracts for natural gas as of March 31, 2011 and December 31, 2010.

Year of Expiration	March 31, 2011 Corn Net Long (Short) Position Bushels	December 31, 2010 Corn Net Long (Short) Position Bushels
2011	(493,000)	(309,000)

12. Stock-Based Compensation

2006 Omnibus Securities and Incentive Plan—During 2006, the Company established the Gevo, Inc. 2006 Omnibus Securities and Incentive Plan (the “2006 Incentive Plan”). Pursuant to the 2006 Incentive Plan, the Company may grant stock awards to employees, directors, and consultants of the Company. Upon adoption of the Gevo, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), no further grants can be made under the 2006 Incentive Plan. To the extent outstanding awards under the 2006 Incentive Plan expire, or are forfeited, cancelled, settled, or become unexercisable without the issuance of shares, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

Employee Stock Purchase Plan—In February 2011, the Company’s stockholders approved the Gevo, Inc. Employee Stock Purchase Plan. The Company initially reserved 1,285,643 shares of common stock for issuance under the Gevo, Inc. Employee StockPurchase Plan. The purchase price of the common stock under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. No shares have been issued under the Gevo, Inc. Employee Stock Purchase Plan as of March 31, 2011.

2010 Stock Incentive Plan—In February 2011, the Company’s stockholders approved the 2010 Plan. The Company initially reserved 2,571,286 shares of common stock for issuance under the 2010 Plan. At March 31, 2011, there were 2,229,839 shares available for grant under the 2010 Plan.

Stock Options—A summary of stock option activity for grants to employees and nonemployees is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding—December 31, 2010	2,894,265	$2.83	7.90	$34,936,000

Granted	230,504	$17.72
Canceled or forfeited	(1,150)	(1.44)
Exercised	(16,000)	(0.47)

Options outstanding—March 31, 2011	3,107,619	$3.95	7.83	$48,956,000

Options fully vested and exercisable—March 31, 2011	2,127,966	$2.54	7.53	$36,511,000

Options expected to vest, including effects of expected forfeitures—March 31, 2011	920,397	$7.21	8.50	$11,496,000

Additional information related to the Company’s stock options is summarized below:

	Three Months Ended,		Cumulative Amounts From June 9, 2005 (Date of Inception)
	March 31, 2011	March 31, 2010	to March 31, 2011
Weighted-average grant-date fair value of option awards granted	$12.10	$—	$2.80
Intrinsic value of options exercised (determined as of the date of option exercise)	$232,000	$69,000	$321,000
Proceeds received from the exercise of stock options	$8,000	$16,000	$30,000

As of March 31, 2011, the Company had $4,750,000 of total unrecognized compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.00 years.

The Company settles employee stock option exercises with newly issued common shares. No tax benefits were realized by the Company in connection with these exercises as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire tax benefit.

Information about stock options outstanding and exercisable at March 31, 2011 is as follows:

Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life in Years	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
$0.17	33,300	4.92	33,300	$0.17	4.92
$ 0.46–$0.49	871,796	6.23	745,129	$0.47	6.23
$1.16	662,959	7.37	458,068	$1.16	7.37
$2.70	862,280	8.63	604,442	$2.70	8.63
$10.07	381,830	9.18	286,660	$10.07	9.18
$12.67	64,950	9.45	367	$12.67	9.45
$17.53	202,504	9.98	—	$17.53	—
$19.10	28,000	9.92	—	$19.10	—

The fair value of the stock options granted during the three months ended March 31, 2011 were estimated using the following assumptions. The Company did not grant any stock options during the three months ended March 31, 2010.

Options Granted During the Three Months Ended March 31, 2011
Risk-free interest rate	2.33%–2.60%
Expected dividend yield	None
Expected volatility factor	79%
Expected option life (in years)	5.77–5.85
Expected forfeitures	0%–5%

The risk-free interest rate was based on the U.S. Treasury yield curve in effect during the year of grant for instruments with a term similar to the expected life of the related option. The volatility factor was determined based upon management’s estimate using inputs from comparable public companies. Due to the Company’s limited history of grant activity, the expected life of options granted was estimated using the “simplified method” in accordance with Staff Accounting Bulletin 110, where the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. No dividends are expected to be paid. Forfeitures have been estimated by the Company based upon historical and expected forfeiture experience.

Stock-based compensation included in the Company’s consolidated statements of operations is as follows:

	Three Months Ended,		Cumulative Amounts From June 9, 2005 (Date of Inception)
	March 31, 2011	March 31, 2010	to March 31, 2011
Stock options issued to nonemployees:
Research and development	$69,000	$2,000	$250,000
Selling, general and administrative	—	36,000	164,000
Stock options issued to employees and board members:
Research and development	90,000	38,000	807,000
Selling, general and administrative	249,000	101,000	2,856,000
Restricted stock issued to nonemployees:
Research and development	25,000	7,000	225,000
Restricted stock issued to employees and board members:
Research and development	3,000	—	3,000
Selling, general and administrative	13,000	—	13,000
Warrant issued to CDP:
Selling, general and administrative	872,000	—	8,723,000
Purchase of class B interests of Gevo Development from CDP for cash:
Selling, general and administrative	74,000	—	848,000

Total stock-based compensation	$1,395,000	$184,000	$13,889,000

Stock Option Grants to Nonemployees—During the three months ended March 31, 2011 and 2010, the Company did not grant any options to nonemployees. Options granted to nonemployees are periodically revalued as services are performed and the options vest. During the three months ended March 31, 2010, 26,667 options granted to nonemployees were canceled.

Restricted Stock—The Company has stock-based compensation plans under which it has awarded restricted common stock with no exercise price to employees (including board members) and nonemployee consultants. The vesting period of each restricted share is determined at the date of grant. The shares are subject to forfeiture if certain vesting requirements are not met. The Company records stock-based compensation on restricted stock grants over the vesting period. In accordance with applicable standards, stock-based awards granted to nonemployees are periodically revalued as services are performed and the awards vest.

Activity and related information for the Company’s restricted common stock awards is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2010	5,729	$0.49
Granted	112,093	17.53
Vested	(1,562)	(0.49)
Canceled or forfeited	—	—

Nonvested—March 31, 2011	116,260	$16.92

The shares of restricted stock generally vest over periods from three to six years. As of March 31, 2011, the total unrecognized compensation expense, net of forfeitures, relating to restricted stock awards was $2,032,000, which is expected to be recognized over a weighted-average period of 2.89 years.

13. Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, due to cumulative losses since the commencement of operations.

14. Employee Benefit Plan

The Company’s employees participate in the Gevo, Inc. 401(k) Plan (the “401(k) Plan”). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees after three months of service with quarterly entry dates. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. The Company may make matching and/or discretionary contributions to the 401(k) Plan. Effective January 1, 2008, the Company began providing an employer match of 100% up to a maximum of 5% of compensation per employee, which vests over a period of approximately two years. During the three months ended March 31, 2011 and 2010, the Company recorded $96,000 and $78,000, respectively, in matching contributions. During the period from June 9, 2005 (date of inception) to March 31, 2011, the Company recorded $682,000 in matching contributions.

15. Related-Party Transactions

A founder, consultant and former director of the Company is also a professor at Caltech, which is a party to a license agreement (Note 5) and research agreements. This founder, consultant and former director is also a common stockholder and option holder of the Company.

The co-managing directors of Gevo Development beneficially own 100% of the equity interests of CDP. CDP holds a warrant for common stock of Gevo, Inc. (Note 6). The co-managing directors have also entered into employment agreements with Gevo, Inc., which became effective on September 22, 2010.

16. Commitments and Contingencies

Legal Matters—On January 14, 2011, Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP p.l.c. and E. I. du Pont de Nemours and Company, filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-UNA, alleging that the Company is infringing one or more claims made in U.S. Patent No. 7,851,188, entitled “Fermentive production of four carbon alcohols.” This patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. The Company believes that Butamax’s claims are without merit and that the Company does not infringe any claims made in U.S. Patent No. 7,851,188. The Company intends to contest Butamax’s allegations of infringement and defend this matter vigorously. On March 25, 2011, the Company filed its response to the complaint, denying Butamax’s allegations of infringement and raising affirmative defenses. Due to the very early stage of this lawsuit, the Company has determined that the possible loss or range of loss related to this lawsuit cannot be reasonably estimated at this time.

Leases—In November 2007, the Company signed an operating lease for its office, research, and production facility in Englewood, Colorado (the “Colorado facility”) with a term expiring July 31, 2013. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.

Rent expense for the three months ended March 31, 2011 and 2010, and the period from June 9, 2005 (date of inception) to March 31, 2011, was $137,000, $140,000 and $2,258,000, respectively. The Company recognizes rent expense on its facility operating leases on a straight-line basis.

As of March 31, 2011, future minimum lease payments required under the Company’s operating leases for the Colorado facility and corporate apartment are as follows:

Years Ending December 31
2011 (9 months)	$378,000
2012	497,000
2013	292,000
2014	—
2015	—

$1,167,000

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

17. Segments

Segment Information—The Company’s chief operating decision maker is provided with and reviews the financial results of each of the Company’s consolidated legal entities, Gevo, Inc., Gevo Development, LLC, and Agri-Energy, LLC. All revenue is earned, and all assets are held, in the U.S. Prior to the acquisition of Agri-Energy, the financials of Gevo Development were aggregated with Gevo, Inc. due to its size compared to Gevo, Inc. and were not reported separately. For purposes of the table below, the Company has broken out the historical information of Gevo Development. The financial results of Gevo Development and Agri-Energy have been combined in the following table:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues:
Gevo, Inc.	$172,000	$330,000
Gevo Development/Agri-Energy	15,109,000	—
Intercompany eliminations	—	—

	$15,281,000	$330,000

Operating income (loss):
Gevo, Inc.	$(7,999,000)	$(6,580,000)
Gevo Development/Agri-Energy	(413,000)	(400,000)
Intercompany eliminations	—	—

	$(8,412,000)	$(6,980,000)

Interest expense:
Gevo, Inc.	$379,000	$308,000
Gevo Development/Agri-Energy	513,000	—
Intercompany eliminations	—	—

	$892,000	$308,000

Depreciation expense:
Gevo, Inc.	$501,000	$809,000
Gevo Development/Agri-Energy	512,000	—
Intercompany eliminations	—	—

	$1,013,000	$809,000

Total assets:
Gevo, Inc.	$136,405,000	$37,434,000
Gevo Development/Agri-Energy	47,798,000	230,000
Intercompany eliminations	(33,046,000)	(160,000)

	$151,157,000	$37,504,000

Acquisitions of plant, property and equipment:
Gevo, Inc.	$317,000	$141,000
Gevo Development/Agri-Energy (1)	488,000	—
Intercompany eliminations	—	—

	$805,000	$141,000

(1)	Excludes property, plant and equipment acquired in the Agri-Energy acquisition.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such statements are subject to certain risks and uncertainties including those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Gevo, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our Annual Report on Form 10-K for the year ended December 31, 2010, including the disclosures made in Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included therein, and the disclosures made in Item 1A “Risk Factors” in this Report.

Overview

We are a renewable chemicals and advanced biofuels company focused on the development and commercialization of alternatives to petroleum-based products. Our initial commercialization and development efforts are focused on isobutanol, a four carbon alcohol produced from renewable sources. Without any modification, our isobutanol has applications as a specialty chemical and a fuel blendstock. Our isobutanol can also be converted by our customers into a wide variety of hydrocarbons which form the basis for the production of many products, including rubber, plastics, fibers, and other polymers and hydrocarbon fuels, including jet and diesel fuel.

At March 31, 2011, we are considered to be in the development stage as our primary activities, since incorporation, have been conducting research and development, establishing our facilities, recruiting personnel, business development, business and financial planning and raising capital. Successful completion of our research and development program, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete our development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, market acceptance and demand for our products and services, and attracting and retaining qualified personnel.

Initial Public Offering

On February 14, 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds, after deducting underwriting discounts and commissions but before expenses, of $114,704,000. Additionally, we incurred offering costs of $4,296,000 related to the initial public offering. Upon the closing of the initial public offering, our outstanding shares of convertible preferred stock were automatically converted into 16,329,703 shares of common stock and our outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 398,032 shares of common stock.

Exclusive Supply Agreement with LANXESS

On January 14, 2011, we entered into an exclusive supply agreement with LANXESS, Inc. (“LANXESS”) pursuant to which LANXESS has granted us an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. Our exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement we have granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire our biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, (ii) an exclusive right to use our isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber, and (iii) an exclusive right to use our isobutanol to produce isobutylene for use in the production of polyisobutylene. The initial term of the mutual exclusivity is ten years, subject to mutual extension.

Agri-Energy Acquisition

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy facility”) that we intend to retrofit to produce isobutanol. We paid a purchase price of $20.6 million for property, plant and equipment and, in addition, we acquired and paid $4.9 million for working capital. We paid the aggregate purchase price with available cash reserves and by borrowing $12.5 million under our loan and security agreement with TriplePoint Capital LLC (“TriplePoint”) (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured long-term debt”). We have begun the project engineering and permitting portion of the Agri-Energy facility retrofit process. Based on an initial evaluation of the Agri-Energy facility by ICM, Inc. (“ICM”), we project capital costs of approximately $17 million to retrofit this plant to produce 18 MGPY of isobutanol. We expect to incur additional costs of approximately $5 million related to, among other things, the construction of equipment and storage tanks designed to allow switching between isobutanol and ethanol production and conservative engineering estimates made in acknowledgment that the Agri-Energy facility will be our first commercial retrofit, bringing the total projected cost to approximately $22 million. We expect to begin commercial production of isobutanol at the Agri-Energy facility in the first half of 2012.

We derive revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process and we expect that we will continue to record revenue from these sources during the period of the retrofit of the Agri-Energy facility to isobutanol production. Continued ethanol production during the retrofit will allow us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. As the production of ethanol is not our intended business, we will continue reporting our operating results as a development stage company during the retrofit process and only intend to report revenue from the sale of ethanol on an interim basis until we begin to generate revenue from sales of isobutanol. Accordingly, the historical operating results of Agri-Energy, LLC (“Agri-Energy”) and the operating results reported during the retrofit to isobutanol production will not be indicative of future operating results for Agri-Energy or Gevo, Inc. once isobutanol production commences.

Ethanol plant operations are highly dependent on commodity prices, especially prices for corn, ethanol, distiller’s grains and natural gas. Because the market prices of these commodities are not always correlated, at times ethanol production may be unprofitable. As commodity price volatility poses a significant threat to our margin structure, we have implemented a risk management strategy focused on securing favorable operating margins. We monitor market prices of corn, natural gas and other input costs relative to the prices for ethanol and distiller’s grains at Luverne, Minnesota, the location of the Agri-Energy facility. We also seek to create offsetting positions by using a combination of derivative instruments, fixed-price purchases and sales contracts or a combination of strategies. Our primary focus is not to manage general price movements, such as seeking to minimize the cost of corn consumed, but rather to seek to acquire corn, net of exchange-traded contracted amounts, at prices that reflect the then-current pricing for ethanol sold. By using a variety of risk management tools and hedging strategies we believe we will be able to maintain a disciplined approach to risk.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

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

Selling, General and Administrative

Selling, general and administrative expense consists of personnel costs (including stock-based compensation), hiring and training costs, consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, corporate insurance costs, occupancy-related costs, depreciation and amortization expenses on property, plant and equipment not used in our product development programs or recorded in cost of goods sold, and travel and relocation expenses. Following completion of our initial public offering in February 2011, we began incurring a significant increase in selling, general and administrative expense as we incur additional compliance costs as a public company. We expect to incur significant costs to comply with the corporate governance, internal controls and similar requirements applicable to public companies, as well as increased costs for insurance, costs related to the hiring of additional personnel and payment to outside consultants, lawyers and accountants.

We also record selling, general and administrative expenses for the operations of the Agri-Energy facility that include administrative and oversight, labor, insurance and other operating expenses.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the U.S. and include our accounts and the accounts of our wholly owned subsidiaries, Gevo Development, LLC (“Gevo Development”) and Agri-Energy. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

While our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and reflect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

Stock-Based Compensation

We account for stock-based compensation for awards to employees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation for awards to employees is measured at the grant date based on the fair value of the awards and is recognized as expense over the required service period of the award. We estimate the fair value of stock options issued to employees using the Black-Scholes option-pricing model.

We account for stock-based awards to nonemployees using a fair value method in accordance with FASB ASC 718 and FASB ASC 505-50, Equity-Equity-Based Payments to Non-Employees. We determine the estimated fair value of stock options issued to nonemployees using the Black-Scholes option-pricing model. Restricted common stock grants issued to nonemployees are accounted for at the estimated fair value of the underlying common stock. The fair values of the stock options and stock-based awards granted to nonemployees are remeasured as the services are performed and the awards vest, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered.

The following table summarizes the stock options granted from January 1, 2008 through March 31, 2011 with their exercise prices, the fair value of the underlying common stock and the intrinsic value per share, if any:

Date of issuance	Number of options	Exercise price and fair value per share of common stock
January 7, 2008 to February 25, 2008	64,500	$0.49
June 12, 2008 to December 4, 2008	803,459	$1.16
November 16, 2009 to December 1, 2009	863,720	$2.70
June 3, 2010 to June 24, 2010	381,930	$10.07
September 10, 2010 to September 13, 2010	64,950	$12.67
March 3, 2011	28,000	$19.10
March 23, 2011	202,504	$17.53

During the three months ended March 31, 2011, we also granted 112,093 shares of restricted common stock to board members and certain officers of the company that vest over a 36 month period commencing March 23, 2011. We did not grant any shares of restricted common stock during the three months ended March 31, 2010.

Significant Factors, Assumptions and Methodologies used in Determining Fair Value

We have estimated the fair value of our stock option grants using the Black-Scholes option-pricing method. We calculate the estimated volatility rate based on selected comparable public companies, due to a lack of historical information regarding the volatility of our stock price. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available. Due to our limited history of grant activity, we calculate the expected life of options granted using the “simplified method” permitted by the SEC as the arithmetic average of the total contractual term of the option and its vesting period. The risk-free interest rate assumption was based on the U.S. Treasury yield curve in effect during the year of grant for instruments with a term similar to the expected life of the related option. No dividends are expected to be paid. Forfeitures have been estimated by us based upon our historical and expected forfeiture experience.

The fair value of stock options granted during the three months ended March 31, 2011, were estimated using the following assumptions. We did not grant any stock options during the three months ended March 31, 2010.

Options granted during the three months ended March 31, 2010
Risk-free interest rate	2.33%–2.60%
Expected dividend yield	None
Expected volatility factor	79%
Expected option life (in years)	5.77–5.85
Expected forfeitures	0%–5%

During the three months ended March 31, 2011 and 2010, we recognized a total of $1,395,000 and $184,000, respectively, in stock-based compensation expense relating to equity awards of stock options and restricted common stock, as well as a warrant issued to CDP Gevo LLC (“CDP”) and the purchase of the 10% minority interest in Gevo Development held by CDP pursuant to an equity purchase agreement. Each of the owners of CDP was employed by us as an Executive Vice President, Upstream Business Development and a co-managing director of Gevo Development effective September 2010. Stock-based compensation expense for the three months ended March 31, 2011 includes $872,000 attributable to the warrant issued to CDP and $74,000 attributable to the purchase of the 10% minority interest in Gevo Development held by CDP pursuant to an equity purchase agreement. No expense related to the warrant issued to CDP or the purchase of the 10% minority interest was recorded during the three months ended March 31, 2010.

Common Stock Valuations

Prior to the closing of our initial public offering on February 14, 2011, we were a private company. In the absence of a public trading market, we determined a reasonable estimate of the then-current fair value of our common stock for purposes of granting stock-based compensation based on multiple criteria. We determined the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation” (“AICPA Practice Aid”). In addition, we exercised judgment in evaluating and assessing the foregoing based on several factors including:

•	the nature and history of our business;

•	our historical operating and financial results;

•	the market value of companies that are engaged in a similar business to ours;

•	the lack of marketability of our common stock;

•	the price at which shares of our preferred stock have been sold;

•	the liquidation preference and other rights, privileges and preferences associated with our preferred stock;

•	our progress in developing our isobutanol production technology;

•	our progress towards achieving commercial performance targets for our bacteria and yeast based biocatalysts;

•	our progress towards producing isobutanol at the one MGPY demonstration plant scale;

•	the risks associated with transferring our isobutanol production technology to full commercial scale settings;

•	the overall inherent risks associated with our business at the time stock option grants were approved; and

•	the overall equity market conditions and general economic trends.

We considered the factors outlined above, as well as the results of independent outside valuations performed as of the dates listed in the table below, in determining the underlying fair value of our common stock. We used an option-pricing method, as well as other factors outlined above, to estimate the fair value of our common stock as follows:

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

No single event caused the valuation of our common stock to increase from January 2008 to December 2010; rather, it was a combination of the following factors that led to the changes in the fair value of the underlying common stock:

•

We completed our Series C financing in March 2008. The value of the company negotiated during this financing, led by two new investors, took into account our license agreement signed with The Regents of the University of California during the fall of 2007.

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

After the closing of our initial public offering on February 14, 2011, we use the closing price of our stock on the NASDAQ exchange as the input for the fair value of our common stock for Black-Scholes option-pricing model calculations.

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

Upon the closing of our initial public offering on February 14, 2011 and the conversion of the underlying preferred stock to common stock, all outstanding warrants to purchase shares of preferred stock converted into warrants to purchase shares of our common stock. The then-current aggregate fair value of these warrants of $2,063,000 was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, and these warrants are not subject to periodic fair value adjustments. The 303,173 preferred stock warrants that were outstanding at December 31, 2010 became exercisable for 398,032 shares of our common stock upon completion of our initial public offering on February 14, 2011.

As of December 31, 2010, the fair value of preferred stock warrants was estimated to be $2,034,000 using an option-pricing model. We recorded a $29,000 and $590,000 non-cash charge related to the change in fair value of preferred stock warrants for the three months ended March 31, 2011 and 2010, respectively.

Preferred stock warrants were initially issued by us in connection with the issuance of secured long-term debt and convertible promissory notes. The preferred stock warrants were not issued with the intent of effectively hedging any exposures to cash flow, market or foreign currency risks. The warrants do not qualify for hedge accounting, and as such, the changes in the fair value of these warrants were recognized in earnings until the warrants were converted to common stock warrants upon the completion of our initial public offering on February 14, 2011. The warrants do not trade in an active market and due to the nature of these derivative instruments, the instruments contain no credit-risk-related contingent features.

To value our preferred stock warrants prior to the conversion of these warrants to common stock warrants upon our initial public offering in February 2011, we first estimated our enterprise value and then allocated this value to the underlying classes of equity using the option-pricing method as outlined in the AICPA Practice Aid. In estimating the enterprise value, we used a scenario analysis incorporating probabilities of future events for existing stockholders of an initial public offering, M&A transaction, or liquidation to calculate an overall estimated enterprise value of the company using the option-pricing method. To calculate the enterprise value in the initial public offering and M&A scenarios, we used an income approach which incorporated a discounted cash flow valuation. This approach requires a projection of the cash flows that the business expects to generate over a forecasted period and an estimate of the present value of cash flows beyond that period, which is referred to as terminal value. These cash flows are converted to present value by means of discounting, using a rate of return that accounts for the time value of money and the appropriate degree of risks inherent in the business. The orderly liquidation scenario considered the total preferences of the preferred stockholders assuming no further rounds of financing after our Series D-1. To allocate the enterprise value to the underlying classes of equity, we used the option-pricing method.

There is inherent uncertainty in these estimates and if we had made different assumptions than those described above, the amount of our loss on change in fair value of preferred stock warrants, net loss and net loss per share amounts could have been significantly different.

Beneficial Conversion Feature of Series D-1 Preferred Stock Financing

Gevo, Inc. issued a total of 1,902,087 shares of Series D-1 preferred between March and May 2010 and recorded a beneficial conversion feature at its aggregate intrinsic value of approximately $5,744,000 as a discount on the Series D-1 preferred with a corresponding credit to additional paid-in-capital.

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

Intercompany revenues are eliminated on a consolidated basis for reporting purposes. There were no intercompany revenues to eliminate through March 31, 2011.

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

We enter into forward purchase contracts for corn and natural gas as a means of securing corn and natural gas used in ethanol production. These transactions are considered to be derivatives and prior to January 1, 2011 were recorded on the balance sheet as assets and liabilities based on each derivative’s fair value. The changes in the fair value of these derivative contracts were recognized in income, as a component of cost of goods sold. Effective January 1, 2011, we designate all of our forward purchase contracts for corn and natural gas under the normal purchases and normal sales scope exception and therefore they will no longer be marked to market. To qualify for the normal purchases and normal sales scope exception, a contract must provide for the purchase or sale of commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. We also enter into exchange-traded futures contracts for corn as a means of managing exposure to changes in corn prices. These transactions are considered to be derivatives and are recorded on the balance sheet as assets and liabilities based on each derivative’s fair value. Changes in the fair value of the derivative contracts are recognized currently in income, as a component of cost of goods sold, unless specific hedge accounting criteria are met. We have not designated any of our derivatives as hedges for financial reporting purposes.

Inventory

Corn, ethanol, distiller’s grains, enzymes and other inventory items are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. Ethanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead costs.

Derivatives and Hedging

Our activities expose us to a variety of market risks, including the effects of changes in commodity prices. These financial exposures are monitored and managed by our management as an integral part of our overall risk-management program. Our risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results.

We periodically enter into forward purchase contracts for corn and natural gas to ensure supply and manage the prices of these commodities. These contracts are considered to be derivative transactions. Effective January 1, 2011, we designate all of our forward purchase contracts for corn and natural gas under the normal purchases and normal sales scope exception and therefore they will no longer be marked to market.

We generally follow a policy of using exchange-traded futures contracts to reduce our net position in agricultural commodity inventories and forward cash purchase contracts to reduce price risk. Exchange-traded futures contracts are valued at market price and are recorded as derivative assets or derivative liabilities on the consolidated balance sheet and changes in market price are recorded in cost of goods sold.

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

Given our current period cash flow combined with a history of operating losses, we evaluated the recoverability of the book value of our property, plant and equipment. We performed an undiscounted cash flow analysis, the results of which indicate that the sum of the undiscounted cash flows is substantially in excess of the book value of the property, plant and equipment. Accordingly, no impairment charges have been recorded during the period from June 9, 2005 (date of inception) to March 31, 2011.

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

Result of Operations

Comparison of the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010	$ Increase (decrease)	% Change
Revenue:
Grant revenue	$172,000	$330,000	$(158,000)	(48%)
Licensing revenue	—	—	—	N/A
Ethanol sales and related products	15,109,000	—	15,109,000	N/A

Total revenues	15,281,000	330,000	14,951,000	4,531%

Cost of Goods Sold	(15,193,000)	—	15,193,000	N/A

Gross Margin	88,000	330,000	(242,000)	(73%)

Operating Expenses:
Research and development	(3,266,000)	(4,668,000)	(1,402,000)	(30%)
Selling, general and administrative	(5,234,000)	(2,642,000)	2,592,000	98%

Total operating expenses	(8,500,000)	(7,310,000)	1,190,000	16%

Loss from operations	(8,412,000)	(6,980,000)	1,432,000	21%

Other (expense) income:
Interest expense	(892,000)	(308,000)	584,000	190%
Interest and other income	50,000	19,000	31,000	163%
Loss from change in fair value of warrant liabilities	(29,000)	(590,000)	(561,000)	(95%)

Other expense—net	(871,000)	(879,000)	(8,000)	(1%)

Net loss	(9,283,000)	(7,859,000)	1,424,000	18%

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	(1,094,000)	(21,000)	1,073,000	5,110%

Net loss attributable to Gevo, Inc. common stockholders	$(10,377,000)	$(7,880,000)	$2,497,000	32%

Revenues: The increase in ethanol sales and related products of $15,109,000 is due to our acquisition of Agri-Energy on September 22, 2010. The decrease in grant revenue of $158,000, or 48%, primarily relates to a grant award from the U.S. Department of Energy that ended in August 2010.

Cost of goods sold and gross margin: The increase in cost of goods sold of $15,193,000 relates to our acquisition of Agri-Energy on September 22, 2010. Prior to our acquisition of Agri-Energy, we did not incur or report cost of goods sold. Effective January 1, 2011, we designate all of our forward purchase contracts for corn and natural gas under the normal purchases and normal sales scope exception and therefore they will no longer be marked to market. Prior to the first quarter of 2011, we had not applied the normal purchase and normal sales scope exception to our corn forward purchase contracts. Our gross margin is derived from our total revenues less our cost of goods sold.

Research and development: The decrease in research and development expense of $1,402,000, or 30%, was primarily driven by achievement of a research milestone under our licensing agreement with Cargill, Incorporated (“Cargill”) for which we recorded $1,578,000 in expense during the three months ended March 31, 2010 and decreased depreciation of $308,000 due to increasing the term of our development agreement with ICM, partially offset by increased payroll and related expenses, including increased stock-based compensation, of $475,000. Research and development expense includes stock-based compensation expense of $187,000 and $47,000 for the three months ended March 31, 2011 and 2010, respectively.

Selling, general and administrative: The increase in selling, general and administrative expense of $2,592,000, or 98%, was primarily driven by increased payroll and related expenses, including relocation, recruiting and stock-based compensation, of $1,786,000, increased accounting, tax and public company filing and related fees of $355,000 and increased legal fees of $306,000. Selling, general and administrative expense included stock-based compensation expense of $1,208,000 and $137,000 for the three months ended March 31, 2011 and 2010, respectively. Included in the $1,208,000 of stock-based compensation in selling, general and administrative expense for the three months ended March 31, 2011 is $872,000 related to the warrant issued to CDP and $74,000 related to the purchase of the 10% minority interest in Gevo Development from CDP, both of which are described in Notes 6 and 12 to our condensed consolidated financial statements. In addition, we reported increased travel and related costs of $93,000, increased non-payroll related costs at our Agri-Energy subsidiary of $74,000 and a decrease of $239,000 in management fees paid to CDP.

Interest expense: Interest expense increased by $584,000, or 190%, due to the incurrence of additional debt, higher interest rates on our secured long-term debt facility and higher amortization of debt discounts and debt issue costs related to our debt with Lighthouse Capital Partners V, L.P. (“Lighthouse”) and TriplePoint.

Loss from change in fair value of warrant liabilities: The decrease in loss from change in fair value of warrant liabilities of $561,000, or 95%, related to the change in the fair value of our preferred stock warrants, which were recorded as derivatives and recognized in our consolidated balance sheet as a liability through the closing date of our initial public offering. Upon the closing of our initial public offering on February 14, 2011 and the conversion of the underlying preferred stock to common stock, all outstanding warrants to purchase shares of preferred stock converted into warrants to purchase shares of our common stock and are no longer considered to be derivatives.

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock: The increase in deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock of $1,073,000 related to our issuance of Series D-1 convertible preferred stock between March and May 2010. Upon closing of our initial public offering on February 14, 2011, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock will be recorded.

Liquidity and Capital Resources

On February 14, 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds, after deducting underwriting discounts and commissions but before expenses, of $114,704,000.

From inception to March 31, 2011, we have funded our operations primarily through an aggregate of $89,068,000 from the sale of preferred equity securities, $26,578,000 in borrowings under our secured debt financing arrangements, $32,920,000 from revenues and the net proceeds from our initial public offering of $110,408,000 after deducting underwriting discounts and commissions and other offering expenses. To date, we have not generated any revenues from the sale of isobutanol.

As of March 31, 2011, our cash and cash equivalents totaled $116,483,000. Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents on hand will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. Possible future joint ventures or acquisitions involving ethanol plant assets for retrofit to isobutanol production may be subject to our raising additional capital through future equity or debt issuances, including use of all or a portion of the net proceeds from our initial public offering. Successful completion of our research and development program and the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net cash used in operating activities	$(10,604,000)	$(4,709,000)
Net cash used in investing activities	$(805,000)	$(141,000)
Net cash provided by financing activities	$112,618,000	$16,038,000

Operating Activities

Our primary uses for cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements, for licensing of technology and for the operation of our pilot and demonstration production facilities.

Cash used in operating activities of $10,604,000 for the three months ended March 31, 2011 reflected our net loss of $9,283,000 and changes in operating assets and liabilities of $3,788,000, partially offset by non-cash charges totaling $2,467,000. Non-cash charges included depreciation and amortization of $1,013,000, stock-based compensation of $1,321,000, loss from change in fair value of warrant liabilities of $29,000 and non-cash interest expense and amortization of debt discounts of $213,000, which were offset by a gain in derivative assets of $109,000. The net use of cash from our operating assets and liabilities of $3,788,000 primarily reflected an increase in inventories at Agri-Energy due to increases in the cost of corn and bushels on hand and a decrease in the corn payable account at Agri-Energy as suppliers opted to defer payments for corn delivered in 2010 until the first quarter of 2011.

Cash used in operating activities of $4,709,000 during the three months ended March 31, 2010 reflected our net loss of $7,859,000 offset by non-cash charges totaling $1,652,000 and changes in operating assets and liabilities of $1,498,000. Non-cash charges included depreciation and amortization of $809,000, stock-based compensation of $184,000, loss from change in fair value of warrant liabilities of $590,000 and non-cash interest expense and amortization of debt discounts of $69,000. The net source of cash from our operating assets and liabilities of $1,498,000 primarily reflected accrued milestone payments under our Cargill license agreement that are payable in 2011 and 2012.

Investing Activities

Our investing activities consist primarily of capital expenditures.

During the three months ended March 31, 2011, cash used in investing activities was $805,000 for capital expenditures, including $400,000 relating to our retrofit of the Agri-Energy facility to isobutanol production which is recorded as construction in progress.

During the three months ended March 31, 2010, cash used in investing activities was $141,000 for capital expenditures.

Financing Activities

During the three months ended March 31, 2011, cash provided by financing activities was $112,618,000, primarily due to the net proceeds from our initial public offering, after deducting underwriting discounts and commissions and other offering expenses paid during the three months ended March 31, 2011, less principal repayments of $453,000 on our debt with Lighthouse.

During the three months ended March 31, 2010, cash provided by financing activities was $16,038,000, primarily due to the net proceeds of $16,069,000 from our initial sale of our Series D-1 preferred stock.

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

Gevo Development, LLC and CDP Gevo, LLC

In September 2010, Gevo, Inc. acquired 100% of the class B interests in Gevo Development, which comprise 10% of the outstanding equity interests of Gevo Development, from CDP pursuant to an equity purchase agreement. Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development as a wholly owned subsidiary. In exchange for the class B interests, CDP will receive aggregate consideration of up to approximately $1,143,000, $500,000 of which was paid on September 22, 2010, $274,000 of which was paid on December 30, 2010, $74,000 of which was paid on January 1, 2011, and the remainder of which is payable through January 1, 2012, subject to the terms and conditions set forth in the agreement. As of September 22, 2010, each of the owners of CDP is employed by Gevo, Inc.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $875,000 to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2,000,000 to research and development expense at its present value amount of $1,578,000 because the milestone payment will be paid over a period greater than twelve months from the date it was incurred. At March 31, 2011, the present value of the liability, $1,543,000, was recorded as $924,000 in accounts payable and accrued expenses and $619,000 in non-current liabilities. Milestones number four and five representing potential payments of up to $1,500,000 have not been met as of March 31, 2011. Upon commercialization of a product which uses the Cargill biological material or is otherwise covered by the patent rights under this agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ written notice. Unless terminated earlier, the agreement remains in effect until no licensed patent rights remain, but in no case before December 31, 2025. The accretion of the liability was recorded to interest expense.

During January 2010, we entered into a subcontractor agreement with Cargill to engage Cargill to provide research and development services to develop biological material that has been licensed by the company. The agreement may require payment of up to $1,500,000 through the term which ends August 31, 2011. The agreement can be canceled thereafter by either party upon 30 days’ written notice.

Secured Long-Term Debt

Lighthouse Loan and Security Agreement. On December 18, 2006, we entered into a loan and security agreement, as amended, with Lighthouse. On August 6, 2010, we repaid $5,000,000 in outstanding principal, as well as $250,000 of the final payment, under the promissory note issued in connection with the loan and security agreement, using amounts borrowed pursuant to a loan and security agreement with TriplePoint, as well as available cash reserves. As of March 31, 2011, our outstanding principal balance on our loan with Lighthouse was $2,481,000. The promissory note bears interest at a rate of 12% per annum, required interest only payments during the year ended December 31, 2010, and requires principal plus interest repayments of equal amounts over the 18 months commencing January 1, 2011 and a final payment of $204,000 due on July 1, 2012.

Under the terms of the loan agreement, we are prohibited from granting a security interest in our intellectual property assets to any other entity until Lighthouse is paid in full, and Lighthouse maintains a security interest in the assets, including equipment and fixtures, financed by the proceeds of each original loan advance made under the loan agreement until such time as the loan is paid in full. The Lighthouse agreement does not contain financial ratio covenants, but does impose certain affirmative and negative covenants, which include prohibiting us from paying any dividends or distributions or creating any liens against the collateral as defined in the agreement, as amended. We cannot borrow any further amounts under our agreement with Lighthouse. At March 31, 2011, we were in compliance with the Lighthouse debt covenants.

TriplePoint Loan and Security Agreement 1. In August 2010, concurrently with the execution of the acquisition agreement with Agri-Energy, Gevo, Inc. entered into a loan and security agreement with TriplePoint, pursuant to which we borrowed $5,000,000. The loan and security agreement includes customary affirmative and negative covenants for agreements of this type and events of default, including, disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, or acquiring or merging with another entity, excluding Agri-Energy, unless we receive the prior approval of TriplePoint. The aggregate amount outstanding under the loan and security agreement bears interest at a rate equal to 13%, is subject to an end-of-term payment equal to 8% of the amount borrowed and is secured by substantially all of the assets of Gevo, Inc., other than our intellectual property. This loan is also secured by substantially all of the assets of Agri-Energy, LLC. Additionally, under the terms of each of (i) the loan and security agreement and (ii) Gevo, Inc.’s guarantee of Gevo Development’s and Agri-Energy’s obligations under the loan and security agreement described below, Gevo, Inc. is prohibited from granting a security interest in its intellectual property assets to any other entity until both TriplePoint loans are paid in full. The loan matures on August 31, 2014, and provides for interest only payments during the first 24 months. An additional interest-only period may be elected now that we have completed an initial public offering and a subsequent interest-only period will become available in the event that we are producing isobutanol at our Agri-Energy facility by June 30, 2012. Each such additional interest-only period may be for a maximum of 6 months, for a total possible interest-only extension period of 12 months. We used the funds from this loan to repay a portion of our existing indebtedness with Lighthouse. At March 31, 2011, we were in compliance with the debt covenants under this loan and security agreement.

TriplePoint Loan and Security Agreement 2. In August 2010, Gevo Development also entered into a loan and security agreement with TriplePoint under which, upon the satisfaction of certain conditions, Gevo Development could borrow up to $12.5 million to finance the transactions contemplated by the acquisition agreement with Agri-Energy. In September 2010, Gevo Development borrowed the $12.5 million and closed the transactions contemplated by the acquisition agreement, at which time the loan and security agreement was amended and Agri-Energy, LLC became a borrower under the loan and security agreement. The loan and security agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The aggregate amount outstanding under the loan and security agreement bears interest at a rate equal to 13% and is subject to an end-of-term payment equal to 8% of the amount borrowed. The loan is secured by the equity interests of Agri-Energy, LLC held by Gevo Development and substantially all the assets of Agri-Energy, LLC. The loan matures on September 1, 2014, and provides for interest-only payments during the first 24 months. An additional interest-only period may be elected now that Gevo, Inc. has completed an initial public offering and a subsequent interest-only period will become available in the event that Gevo, Inc. is producing isobutanol at its Agri-Energy facility by June 30, 2012. Each such additional interest-only period may be for a maximum of 6 months, for a total possible interest-only extension period of 12 months. The loan is guaranteed by Gevo, Inc. pursuant to a continuing guaranty executed by Gevo, Inc. in favor of TriplePoint, which is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property. At March 31, 2011, we were in compliance with the debt covenants under this loan and security agreement.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2010:

	Total	2011	2012	2013	2014	2015 and Thereafter
Secured long-term debt, including current portion (before debt discounts)(1)	$22,038,000	$1,897,000	$3,371,000	$8,478,000	$8,292,000	$—
Cash interest payments on long-term debt(1)	6,742,000	2,536,000	2,312,000	1,523,000	371,000	—
Operating leases(2)	1,288,000	499,000	497,000	292,000	—	—
Payments to CDP for purchase of Class B interest(3)	369,000	295,000	74,000	—	—	—
Payments due under Cargill license agreement (4)	2,000,000	1,000,000	1,000,000	—	—	—

Total	$32,437,000	$6,227,000	$7,254,000	$10,293,000	$8,663,000	$—

(1)	Includes principal and final payments on our long-term debt as of December 31, 2010. With respect to each of the TriplePoint loans, an additional interest-only period may be elected now that Gevo, Inc. has completed an initial public offering and a subsequent interest-only period will become available in the event that Gevo, Inc. is producing isobutanol at its Agri-Energy facility by June 30, 2012. Each such additional interest-only period may be for a maximum of 6 months, for a total possible interest-only extension period of 12 months. If one or both of these interest-only periods is elected, the amounts shown during the years ended December 31, 2012 through 2014 will be different.
(2)	Our commitments for operating leases primarily relate to our leased facility in Englewood, Colorado.
(3)	In September 2010, Gevo, Inc. purchased all of the outstanding class B interests in Gevo Development from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP will receive aggregate consideration of up to approximately $1,143,000, (i) $500,000 of which was paid on September 22, 2010, (ii) $274,000 of which was paid on December 30, 2010, (iii) $74,000 of which was paid on January 1, 2011, and (iv) the remainder of which is payable through January 1, 2012, subject to the terms and conditions set forth in the equity purchase agreement.
(4)	During March 2010, we completed milestone number three under our license agreement with Cargill which will be paid as $2,000,000 over eight quarters beginning January 1, 2011.

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

Recent Accounting Pronouncements

Refer to Note 1 in the accompanying notes to our condensed consolidated financial statements for a discussion of recent accounting pronouncements, if any.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk profile has not changed significantly during the first three months of 2011.

Interest Rate Risk

We had unrestricted cash and cash equivalents totaling $116,483,000 at March 31, 2011. These amounts were invested primarily in demand deposit savings accounts and are held for working capital purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% during the three months ended March 31, 2011 and 2010, our interest income would have declined by approximately $5,000 and $2,000, respectively, assuming consistent investment levels.

The terms of our Lighthouse and TriplePoint long-term debt facilities provide for a fixed rate of interest, and therefore are not subject to fluctuations in market interest rates.

Commodity Price Risk

We produce ethanol and distiller’s grains from corn and our business is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, corn planted and harvested acreage, changes in national and global supply and demand and government programs and policies. We use natural gas in the ethanol production process and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol prices are sensitive to world crude oil supply and demand, crude oil refining capacity and utilization, government regulation and consumer demand for alternative fuels. Distiller’s grains prices are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives and supply factors, primarily production by ethanol plants and other sources. We attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas by employing a variety of risk management and economic hedging strategies. Strategies include the use of forward purchase contracts and exchange-traded futures contracts.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1943, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 14, 2011, Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP and DuPont, filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-UNA, alleging that we are infringing one or more claims made in U.S. Patent No. 7,851,188, entitled “Fermentive production of four carbon alcohols.” This patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. We believe that Butamax’s claims are without merit and that we do not infringe any claims made in U.S. Patent No. 7,851,188. We intend to contest Butamax’s allegations of infringement and defend this matter vigorously. On March 25, 2011, we filed our response to the complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

Except as described above, there have been no material developments in our legal proceedings since December 31, 2010.

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

We have incurred net losses since our inception, including losses of $14.5 million, $19.9 million and $40.1 million in 2008, 2009 and 2010, respectively. We incurred a net loss of $9.3 million for the three months ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of $95.7 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues have been extremely limited and we have not generated any revenues from the sale of isobutanol. Historically, our revenues have been primarily derived from government grants and cooperative agreements. Since the completion of the Agri-Energy acquisition in September 2010, we have generated revenue from the sale of ethanol and related products, and we expect to continue to generate revenue from the sale of all such products that are produced prior to the completion of our retrofit. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements, our revenues could be adversely affected. Furthermore, we expect to spend significant amounts on further development of our technology, acquiring or otherwise gaining access to ethanol plants and retrofitting them for isobutanol production, marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant. In particular, over time, the costs of defending the lawsuit filed by Butamax, a joint venture between DuPont and BP, alleging that we have infringed upon one patent relating to the production of isobutanol, may become significant (as described further in Part II, Item 1 of this Report). As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during this period, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have estimated the retrofit and operating costs for our initial large-scale commercial isobutanol facility based upon a commercial engineering study completed by ICM in May 2010. Neither we nor ICM have ever built (through retrofit or otherwise) or operated a commercial isobutanol facility. We assume that we understand how the engineering and process characteristics of the one MGPY demonstration facility will scale up to larger facilities, but these assumptions may prove to be incorrect. In addition, if existing tax credits, subsidies and other incentives in the U.S. and foreign markets are phased out or reduced, the overall cost of commercialization of isobutanol could increase. Accordingly, we cannot be certain that we can manufacture isobutanol in an economical manner in commercial quantities. If we fail to manufacture isobutanol economically on a commercial scale or in commercial volumes, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

For each ethanol production facility to which we acquire access, we will be required to obtain numerous regulatory approvals and permits to retrofit and operate the facility. These include such items as a modification to the air permit, fuel registration with the U.S. Environmental Protection Agency (“EPA”), ethanol excise tax registration and others. These requirements may not be satisfied in a timely manner, or at all. Later-enacted federal and state governmental requirements may also substantially increase our costs or delay or prevent the completion of a retrofit, which could have a material adverse effect on our business, financial condition and results of operations.

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

Even if we produce isobutanol at our targeted rates, we may be unable to produce isobutanol that meets customer specifications. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol or terminate the agreement completely. A failure to successfully meet the specifications of our potential customers could decrease demand, and significantly hinder market adoption of our products.

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

While we have succeeded, at the demonstration plant, in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield, we have not accomplished this in a commercial plant environment. We have successfully achieved our commercial performance targets using our second-generation biocatalyst at our mini-plant, but have not yet done so at the demonstration or commercial plant scale. We are currently optimizing our second-generation biocatalyst in anticipation of its integration into the demonstration and commercial facilities, but this process, if it succeeds at all, may take longer or cost more than expected. Even if we are successful in developing and using our second-generation biocatalyst to meet our performance targets at the demonstration facility, this yeast biocatalyst may not be able to meet these targets at a commercial-scale retrofitted plant in a timely manner, or ever. In addition, the risk of contamination and other problems exists at commercial-scale isobutanol production which could negatively impact our cost of production. If we encounter difficulties in scaling up our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We may have difficulties gaining market acceptance and successfully marketing our isobutanol to customers, including refiners and chemical producers.

A key component of our business strategy is to market our isobutanol to refiners and chemical producers. We have no experience marketing isobutanol on a commercial scale and we may fail to successfully negotiate marketing agreements in a timely manner or on favorable terms. If we fail to successfully market our isobutanol to refiners and chemical producers, our business, financial condition and results of operations will be materially adversely affected.

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

Before any biofuel we produce receives a “renewable identification number (“RIN”) we must register it with the EPA and receive approval that it meets specified regulatory requirements. Delay or failure in developing a fuel that meets the standards for advanced and cellulosic biofuels, or delays in receiving the desired RIN, will make our fuel less attractive to refiners, blenders, and other purchasers, which could harm our competitiveness.

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

Our isobutanol fermentation process utilizes a genetically modified organism which, when used in an industrial process, is considered a new chemical under the EPA’s Toxic Substances Control Act program (“TSCA”). The TSCA requires us to comply with the EPA’s Microbial Commercial Activity Notice process to operate plants producing isobutanol using our biocatalysts. The TSCA’s new chemicals submission policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our isobutanol production.

There are various third party certification organizations such as ASTM International (“ASTM”) and Underwriters’ Laboratories, Inc. involved in standard-setting regarding the transportation, dispensing and use of liquid fuel in the U.S. and abroad. These organizations may change and additional requirements may be enacted that could prevent or delay approval of our products. The process of seeking required approvals and the continuing need for compliance with applicable standards may require the expenditure of substantial resources, and there is no guarantee that we will satisfy these standards in a timely manner, if ever.

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

We are in negotiations, facilitated by the Air Transport Association of America (“ATA”) with several major passenger and cargo airlines for potential commitments by several ATA member airlines to purchase jet fuel manufactured by third parties from our isobutanol. Jet fuels must meet various statutory and regulatory requirements before they may be used in commercial aviation. In the U.S., the use of specific jet fuels is regulated by the Federal Aviation Administration (“FAA”). Rather than directly approving specific fuels, the FAA certifies individual aircraft for flight. This certification includes authorization for an aircraft to use the types of fuels specified in its flight manual. To be included in an aircraft’s flight manual, the fuel must meet standards set by ASTM. The current ASTM requirements do not permit the use of jet fuel derived from isobutanol, and we will need to give ASTM sufficient data to justify creating a new standard applicable to our biojet fuel. Though our work testing isobutanol-based biojet fuel with the U.S. Air Force Research Laboratory has provided us with data we believe ASTM will consider, the process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations will require the expenditure of substantial resources. Failure to obtain regulatory approval in a timely manner, or at all, could have a significant negative effect on our operations.

We may be unable to successfully negotiate final, binding terms related to our current non-binding isobutanol supply and distribution agreements, which could harm our commercial prospects.

We have engaged in negotiations with a number of companies, and have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including LANXESS, Inc., Sasol Chemical Industries, Inc., Toray Industries, Inc., United Air Lines, Inc. and TOTAL PETROCHEMICALS USA, Inc. However, none of these agreements are binding, and we have yet to negotiate any final, definitive supply or distribution agreements for our isobutanol. We may be unable to negotiate final terms in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, as we have yet to produce or supply commercial volumes of isobutanol to any customer, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

We rely heavily upon our relationship with ICM. In October 2008, we entered into a development agreement and a commercialization agreement with ICM. Pursuant to the terms of the development agreement, ICM engineers helped us install the equipment necessary to test and develop our isobutanol fermentation process at ICM’s one MGPY ethanol demonstration facility, and ICM agreed to assist us in running and maintaining the converted plant. We currently use the demonstration plant to improve our second-generation biocatalyst and develop processes for commercial-scale production of isobutanol. Under the commercialization agreement, ICM serves as our exclusive engineering, procurement and construction (EPC), contractor for the retrofit of ICM-designed ethanol plants, and we serve as ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars.

Because ICM has designed approximately 60% of the current operating ethanol production capacity in the U.S., we believe that our exclusive alliance with ICM will provide us with a competitive advantage and allow us to more quickly achieve commercial-scale production of isobutanol. However, ICM may fail to fulfill its obligations to us under our agreements and under certain circumstances, such as a breach of confidentiality by us, can terminate the agreements. In addition, ICM may assign the agreements without our consent in connection with a change of control. Since adapting our technology to commercial-scale production of isobutanol and then retrofitting ethanol plants to use our technology is a major part of our commercialization strategy, losing our exclusive alliance with ICM would slow our technological and commercial development. It could also force us to find a new contractor with less experience than ICM in designing and building ethanol plants, or to invest the time and resources necessary to retrofit plants on our own. Such retrofits may be less successful than if performed by ICM engineers, and retrofitted plants might operate less efficiently than expected. This could substantially hinder our ability to expand our production capacity, and could severely impact our performance. If ICM fails to fulfill its obligations to us under our agreements and our competitors obtain access to ICM’s expertise, our ability to realize continued development and commercial benefits from our alliance could be affected. Accordingly, if we lose our exclusive alliance with ICM, if ICM terminates or breaches its agreements with us, or if ICM assigns its agreements with us to a competitor of ours or to a third party that is not willing to work with us on the same terms or commit the same resources, our business and prospects could be harmed.

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

To date, we have funded our operations primarily through private equity offerings and the issuance of convertible and nonconvertible debt. We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalents and government grants, will allow us to take a substantial step toward implementing our strategy. However, based on our current plans and expectations, we will require additional funding to achieve our goal of producing and selling over 350 million gallons of isobutanol in 2015. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant. Currently, we are a defendant to a lawsuit filed by Butamax, a joint venture between DuPont and BP, alleging that we have infringed upon one patent relating to the production of isobutanol (as described further in Part II, Item 1 of this Report). Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

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

The market for biofuels is heavily influenced by foreign, federal, state and local government regulations and policies concerning the petroleum industry. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that currently calls for nearly 14 billion gallons of liquid transportation fuels sold in 2011 to come from alternative sources, including biofuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels. In the U.S. and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research and development of biofuels. Market uncertainty regarding future policies may also affect our ability to develop new biofuels products or to license our technologies to third parties. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our biofuels business, financial condition and results of operations. Our other potential bioindustrial products may be subject to additional regulations.

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

If we engage in joint ventures, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.

If appropriate opportunities become available, we expect to enter into joint ventures with the owners of existing ethanol production facilities in order to acquire access to additional isobutanol production capacity. We currently anticipate that in each such joint venture, the ethanol producer would contribute access to its existing ethanol production facility and we would be responsible for retrofitting such facility to produce isobutanol. Upon completion of the retrofit, and in some cases the attainment of certain performance targets, both parties to the joint venture would receive a portion of the profits from the sale of isobutanol, consistent with our business model. In connection with these joint ventures, we could incur substantial debt to fund the retrofit of the accessed facilities and we could assume significant liabilities.

Realizing the anticipated benefits of joint ventures, including projected increases to production capacity and additional revenue opportunities, involves a number of potential challenges. The failure to meet these challenges could seriously harm our financial condition and results of operations. Joint ventures are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs related to such arrangements, including:

•	difficulties completing the retrofits of the accessed facilities using our integrated fermentation technology;

•	the inability to meet applicable performance targets related to the production of isobutanol;

•	difficulties obtaining the permits and approvals required to produce and sell our products in different geographic areas;

•	complexities associated with managing the geographic separation of accessed facilities;

•	diversion of management attention from ongoing business concerns to matters related to the joint ventures;

•	difficulties maintaining effective relationships with personnel from different corporate cultures; and

•	the inability to generate sufficient revenue to offset retrofit costs.

Our joint venture partners may have liabilities or adverse operating issues that we fail to discover through due diligence prior to entering into the joint ventures. In particular, to the extent that our joint venture partners failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations, we may suffer financial harm and/or reputational harm for these violations or otherwise be adversely affected.

Our joint venture partners may have significant amounts of existing debt and may not be able to service their existing debt obligations, which could cause the failure of a specific project and the loss by us of any investment we have made to retrofit the facilities owned by the joint venture partner. In addition, if we are unable to meet specified performance targets related to the production of isobutanol at a facility owned by one of our joint venture partners, we may never become eligible to receive a portion of the profits of the joint venture and may be unable to recover the costs of retrofitting the facility.

Additionally, we plan to be the sole marketer for all isobutanol produced using our proprietary technology including, without limitation, all isobutanol that is produced by any facilities that we access via joint venture. Marketing agreements can be very complex and the obligations that we assume as the sole marketer of isobutanol may be time consuming. We have no experience marketing isobutanol on a commercial scale and we may fail to successfully negotiate marketing agreements in a timely manner or on favorable terms. If we fail to successfully market the isobutanol produced using our proprietary technology to refiners and chemical producers, our business, financial condition and results of operations will be materially adversely affected.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of May 6, 2011, we exclusively licensed rights to 74 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 198 filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

None of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from potential passage of patent reform legislation by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for blocking patents coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that: (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) that competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, particularly where, as here, the end products reaching the market generally do not reveal the processes used in their manufacture, and particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the U.S., so we cannot be certain that the steps we have taken in obtaining intellectual property and other proprietary rights will prevent unauthorized use of our technology. If competitors are able to use our technology without our authorization, our ability to compete effectively could be adversely affected. Moreover, competitors and other parties such as universities may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, the potential competitive advantages provided by our intellectual property may be adversely affected. We may then need to license these competing technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause material harm to our business. Accordingly, litigation may be necessary for us to assert claims of infringement, enforce patents we own or license, protect trade secrets or determine the enforceability, scope and validity of the intellectual property rights of others.

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

If any other party has filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference may result in loss of certain claims. Even successful interference outcomes could result in significant legal fees and other expenses, diversion of management time and efforts and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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

Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the U.S. may divert management time from focusing on business operations, could cause us to spend significant amounts of money and may have no guarantee of success. Any current and potential intellectual property litigation also could force us to do one or more of the following:

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

We have received funding from U.S. government agencies, which could negatively affect our intellectual property rights.

Some of our research has been funded by grants from U.S. government agencies. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents and technical data, generally including, at a minimum, a nonexclusive license authorizing the government to use the invention or technical data for noncommercial purposes. U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions will normally be subject to government license rights, periodic progress reporting, foreign manufacturing restrictions and march-in rights. March-in rights refer to the right of the U.S. government, under certain limited circumstances, to require us to grant a license to technology developed under a government grant to a responsible applicant, or, if we refuse, to grant such a license itself. March-in rights can be triggered if the government determines that we have failed to work sufficiently towards achieving practical application of a technology or if action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. If we breach the terms of our grants, the government may gain rights to the intellectual property developed in our related research. The government’s rights in our intellectual property may lessen its commercial value, which could adversely affect our performance.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Many companies have encountered significant problems in protecting and enforcing intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to bioindustrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patents and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to enforce our intellectual property rights in such countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

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

         Significant competitors in these areas include Codexis, Inc., which is engaged with Equilon Enterprises LLC dba Shell Oil, in a research and development collaboration under which they are developing biocatalysts for use in producing advanced biofuels; Novozymes A/S, which has partnered with a number of companies and organizations on a regional basis to develop or produce biofuels, and recently opened a biofuel demonstration plant with Inbicon A/S of Denmark; Danisco A/S/Genencor, which has formed a joint venture with E.I. DuPont called DuPont Danisco Cellulosic Ethanol LLC, and is marketing a line of cellulases to convert biomass into sugar; Royal DSM N.V., which received a grant from the U.S. Department of Energy to be the lead partner in a technical consortium including Abengoa Bioenergy New Technologies, Inc., and is developing cost-effective enzyme technologies; Mascoma Corporation, which has entered into a feedstock processing and lignin supply agreement with Chevron Technology Ventures, a division of Chevron USA., Inc.; and BP, which has purchased Vercipia Biofuels, LLC and technology from Verenium Corporation to develop a commercial-scale cellulosic ethanol facility. Range Fuels, Inc. is also focused on developing non-biocatalytic thermochemical processes to convert cellulosic biomass into fuels, and Coskata, Inc. is developing a hybrid thermochemical-biocatalytic process to produce ethanol from a variety of feedstocks.

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

In December 2006, we entered into a loan and security agreement, as amended, with Lighthouse, and in August 2010, we entered into two loan and security agreements with TriplePoint. Pursuant to the terms of these loan and security agreements, we cannot engage in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of Lighthouse and/or TriplePoint. If Lighthouse and/or TriplePoint do not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan(s) in full. As of March 31, 2011, the aggregate outstanding principal and final payment under our loan from Lighthouse was approximately $2.7 million, and the aggregate outstanding principal and final payments under the two loans from TriplePoint was approximately $18.9 million.

Business interruptions could delay us in the process of developing our products and could disrupt our sales.

We are vulnerable to natural disasters and other events that could disrupt our operations, such as riots, civil disturbances, war, terrorist acts, floods, infections in our laboratory or production facilities or those of our contract manufacturers and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business. Furthermore, ICM may terminate our commercialization agreement if a force majeure event interrupts our operations for a specified period of time.

We engage in hedging transactions, which could harm our business.

Through our Agri-Energy subsidiary in Luverne, Minnesota, we currently engage in hedging transactions to offset some of the effects of volatility in commodity prices. We expect to engage in similar transactions once we begin commercial isobutanol production. We generally follow a policy of using exchange-traded futures contracts to reduce our net position in agricultural commodity inventories and forward cash purchase contracts to manage price risk. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging exposes us to the risk that the other party to a hedging contract defaults on its obligation. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of isobutanol, distiller’s grains or ethanol. Losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

Any biofuels developed using our technologies will need to meet a significant number of regulations and standards, including regulations imposed by the U.S. Department of Transportation, the EPA, the FAA, various state agencies and others. Any failure to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay the commercialization of any biofuels developed using our technologies and subject us to fines and other penalties.

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

Our officers, directors and existing stockholders who held at least 5% of our common and preferred stock as of March 31, 2011 together control approximately 70.4% of our outstanding common stock. As of March 31, 2011, Khosla Ventures I, L.P. and its affiliates (“Khosla Ventures”), Virgin Green Fund I, L.P. and its affiliates (“Virgin Green”), Total Energy Ventures International, LANXESS Corporation, Burrill Life Sciences Capital Fund III, L.P. (“Burrill”), and Malaysian Life Sciences Capital Fund Ltd. (“Malaysian Capital”), beneficially owned approximately 28%, 10.7%, 9.4%, 8.6%, 7.3% and 6.4% of our outstanding common stock, respectively. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Our stock price may be volatile, and your investment in our stock could suffer a decline in value.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash and cash equivalents;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our partners or our competitors;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of licensing arrangements;

•	the entry into, modification or termination of marketing arrangements;

•	the entry into, modification or termination of research, development, commercialization, supply or distribution arrangements;

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	litigation involving us, our general industry or both;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in existing laws, regulations and policies applicable to our business and products, including the RFS program, and the adoption or failure to adopt carbon emissions regulation;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our three largest stockholders as of March 31, 2011 beneficially own, collectively, approximately 48.1% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Based on shares outstanding as of March 31, 2011, 20,009,372 shares of our common stock are subject to a 180-day contractual lock-up with the underwriters. Upon expiration of the lockup agreements, these shares will be eligible for immediate resale, subject in some cases to the volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). These shares represent a substantial fraction of our total shares outstanding, and sales of these shares upon expiration of the lock-up could significantly depress our share price.

In addition, as of March 31, 2011, there were 3,107,619 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act. Moreover, holders of an aggregate of approximately 16,892,912 shares of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding options and warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

We registered 6,751,194 shares of common stock which are reserved for issuance under our stock incentive plans and our employee stock purchase plan. These shares can be freely sold in the public market upon issuance and once vested, subject to the 180-day lock-up periods under the lock-up agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

In March 2011, Lighthouse completed a cashless net exercise of the warrants that had been issued to them in prior years which resulted in us issuing 122,424 shares of our common stock to Lighthouse. We did not receive any proceeds from the exercise of the warrant. The shares of our common stock issued upon exercise of the warrant were issued in a transaction exempt from registration pursuant to Section 4(2) under the Securities Act.

Use of Proceeds from Public Offering of Common Stock

On February 14, 2011, we closed our initial public offering. The offer and sale of 8,222,500 shares of our common stock in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168792), which was declared effective by the SEC on February 8, 2011. The principal underwriters of the initial public offering were UBS Securities LLC, Piper Jaffray & Co. and Citigroup Global Markets Inc. We raised approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering costs of $4.3 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). We have and intend to continue to invest these funds in interest-bearing demand deposit accounts or short-term investment-grade securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1†*	Acquisition Agreement, by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

4.9	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10

4.11	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.12	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.					X

*	Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gevo, Inc.

By:	/s/ MARK SMITH
Mark Smith Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 6, 2011