Form 10-Q
period 2011-06-30
Gevo, Inc.
filed 2011-08-03
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2011, 25,957,237 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010, and for the period from June 9, 2005 (date of inception) to June 30, 2011	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010, and for the period from June 9, 2005 (date of inception) to June 30, 2011	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Removed and Reserved	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,197,000	$15,274,000
Accounts receivable	2,355,000	2,830,000
Inventories	6,410,000	3,765,000
Prepaid expenses and other current assets	922,000	1,040,000
Derivative asset	350,000	361,000
Margin deposit	1,343,000	624,000

Total current assets	116,577,000	23,894,000
PROPERTY, PLANT AND EQUIPMENT—Net	23,900,000	23,465,000
DEFERRED OFFERING COSTS	—	3,152,000
DEBT ISSUE COSTS	772,000	929,000
DEPOSITS AND OTHER ASSETS	169,000	169,000

TOTAL	$141,418,000	$51,609,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,408,000	$7,903,000
Current portion of secured long-term debt—Net of $86,000 and $113,000 discount at June 30, 2011 and December 31, 2010, respectively	1,928,000	1,785,000
Derivative liability	—	405,000
Fair value of warrant liabilities	—	2,034,000

Total current liabilities(*)	9,336,000	12,127,000
SECURED LONG-TERM DEBT—Net of $1,257,000 and $1,493,000 discount, less current portion, at June 30, 2011 and December 31, 2010, respectively	17,847,000	18,647,000
OTHER LIABILITIES	463,000	876,000

Total liabilities	27,646,000	31,650,000

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ EQUITY
Gevo, Inc. stockholders’ equity:
Convertible preferred stock, $0.01 par value per share; none and 15,246,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; none and 14,613,602 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively; aggregate liquidation preference of $0 and $90,660,000 at June 30, 2011 and December 31, 2010, respectively	—	146,000
Preferred stock, $0.01 par value per share; 5,000,000 and no shares authorized at June 30, 2011 and December 31, 2010, respectively; none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value per share; 100,000,000 and 30,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 25,957,237 and 1,160,657 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	260,000	12,000
Additional paid-in capital	221,682,000	105,128,000
Deficit accumulated during development stage	(108,170,000)	(85,327,000)

Total stockholders’ equity	113,772,000	19,959,000

TOTAL	$141,418,000	$51,609,000

*	Liabilities of Gevo, Inc.’s consolidated subsidiaries for which creditors do not have recourse to the general credit of Gevo, Inc. were $1,811,000 and $4,785,000 at June 30, 2011 and December 31, 2010, respectively, and are recorded within current liabilities.

See notes to condensed consolidated financial statements

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From June 9, 2005 (Date of Inception) To June 30,
	2011	2010	2011	2010	2011
REVENUES:
Grant revenue	$212,000	$462,000	$384,000	$792,000	$3,120,000
Licensing revenue	—	—	—	—	138,000
Ethanol sales and related products, net	14,321,000	—	29,430,000	—	44,195,000

Total revenues	14,533,000	462,000	29,814,000	792,000	47,453,000

COST OF GOODS SOLD	(13,637,000)	—	(28,830,000)	—	(42,276,000)

GROSS MARGIN	896,000	462,000	984,000	792,000	5,177,000

OPERATING EXPENSES:
Research and development	(5,338,000)	(3,210,000)	(8,604,000)	(7,878,000)	(46,070,000)
Selling, general and administrative	(7,180,000)	(4,871,000)	(12,414,000)	(7,513,000)	(53,849,000)
Lease termination costs	—	—	—	—	(894,000)
Loss on abandonment or disposal of assets	(11,000)	—	(11,000)	—	(354,000)

Total operating expenses	(12,529,000)	(8,081,000)	(21,029,000)	(15,391,000)	(101,167,000)

LOSS FROM OPERATIONS	(11,633,000)	(7,619,000)	(20,045,000)	(14,599,000)	(95,990,000)

OTHER (EXPENSE) INCOME:
Interest expense	(851,000)	(361,000)	(1,743,000)	(669,000)	(6,745,000)
Interest and other income	18,000	39,000	68,000	58,000	704,000
Loss from change in fair value of warrant liabilities	—	(660,000)	(29,000)	(1,250,000)	(2,852,000)

Other expense—net	(833,000)	(982,000)	(1,704,000)	(1,861,000)	(8,893,000)

NET LOSS	(12,466,000)	(8,601,000)	(21,749,000)	(16,460,000)	(104,883,000)

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	—	(779,000)	(1,094,000)	(800,000)	(3,872,000)

NET LOSS ATTRIBUTABLE TO GEVO, INC. COMMON STOCKHOLDERS	$(12,466,000)	$(9,380,000)	$(22,843,000)	$(17,260,000)	$(108,755,000)

Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	$(0.48)	$(8.15)	$(1.15)	$(15.18)

Weighted-average number of common shares outstanding—basic and diluted	25,852,185	1,151,282	19,798,261	1,137,241

See notes to condensed consolidated financial statements

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative Amounts From June 9, 2005 (Date of Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,749,000)	$(16,460,000)	$(104,883,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,176,000	1,539,000	7,868,000
Stock-based compensation	3,082,000	1,891,000	14,802,000
Stock expense for shares issued pursuant to license agreements	—	—	10,000
Noncash interest expense and amortization of debt discounts and debt issue costs to noncash interest expense	422,000	138,000	2,575,000
Loss from change in fair value of warrant liabilities	29,000	1,250,000	2,852,000
Loss (gain) from change in derivative	(394,000)	—	(955,000)
Loss on abandonment or disposal of fixed assets	11,000	—	354,000
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	475,000	(204,000)	(356,000)
Prepaid expenses and other current assets	(170,000)	(131,000)	(287,000)
Inventories	(2,645,000)	—	(2,840,000)
Margin deposit	(719,000)	—	(450,000)
Deposits and other assets	—	—	(90,000)
Accounts payable, accrued expenses, and long-term liabilities	(441,000)	2,627,000	5,720,000

Net cash used in operating activities	(19,923,000)	(9,350,000)	(75,680,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(2,255,000)	(329,000)	(10,495,000)
Acquisition of Agri-Energy, net of cash acquired	—	—	(24,936,000)
Proceeds from the sale of property and equipment	—	—	5,000
Restricted certificate of deposit	—	—	(119,000)

Net cash used in investing activities	(2,255,000)	(329,000)	(35,545,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock (excluding our initial public offering)	9,000	16,000	31,000
Proceeds from issuance of convertible preferred stock	—	31,564,000	86,025,000
Proceeds from issuance of convertible promissory notes with warrant	—	—	3,000,000
Proceeds from issuance of secured long-term debt	—	—	26,578,000
Proceeds from issuance of warrants	—	—	1,000
Proceeds from exercise of warrants	—	—	592,000
Payments on secured long-term debt	(920,000)	—	(7,313,000)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	114,704,000	—	114,704,000
Deferred offering costs	(1,692,000)	(869,000)	(4,296,000)
Debt issue costs	—	—	(1,033,000)
Payment of stock issuance costs	—	(153,000)	(1,867,000)

Net cash provided by financing activities	112,101,000	30,558,000	216,422,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,923,000	20,879,000	105,197,000
CASH AND CASH EQUIVALENTS:
Beginning of period	15,274,000	21,240,000	—

Ending of period	$105,197,000	$42,119,000	$105,197,000

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative Amounts From June 9, 2005 (Date of Inception) to June 30, 2011
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS—Investing and financing:
Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in capital	$2,063,000	$—	$2,063,000

Warrants issued with secured long-term debt	$—	$—	$749,000

Warrants issued with convertible promissory notes	$—	$—	$505,000

Promissory notes and accrued interest converted to Series C preferred stock	$—	$—	$3,043,000

Issuance of common stock pursuant to license agreements	$—	$—	$10,000

Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$—	$—	$1,458,000

Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$—	$1,000,000	$1,000,000

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	$1,094,000	$800,000	$3,872,000

Reclass deferred offering costs to additional paid-in capital upon initial public offering	$4,296,000	$—	$4,296,000

Capital asset additions in accounts payable and accrued expenses	$305,000	$230,000	$305,000

Capital asset additions acquired using prepaid credit with ICM, Inc.	$288,000	$—	$726,000

Accrued deferred offering costs	$—	$376,000	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE—Cash paid for interest, net of amounts capitalized	$1,215,000	$480,000	$3,905,000

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

At June 30, 2011, the Company is considered to be in the development stage as its primary activities, since incorporation, have been conducting research and development, establishing its facilities, recruiting personnel, business development, business and financial planning and raising capital. Successful completion of the Company’s research and development program, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

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

Financial Condition—The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2011, the Company incurred a consolidated net loss of $21,749,000 and had an accumulated deficit of $108,170,000. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.

The Company has funded its activities since inception primarily through private placements of convertible preferred stock, the issuance of convertible and nonconvertible debt and proceeds raised through its initial public offering. The Company expects to obtain funding through additional equity offerings and issuance of debt until it achieves positive cash flow from operations. The Company’s cash and cash equivalents at June 30, 2011 totaled $105,197,000. Management expects that cash on hand will provide the Company with adequate funding for at least the next 12 months. There are no assurances that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flow from operations. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the Company’s inability to raise sufficient funds or achieve profitability.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s interim financial information. The interim results presented are not necessarily indicative of the results that may be expected for the full year or for any future year or interim period.

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

Deferred Offering Costs—Deferred offering costs include costs directly attributable to the Company’s offering of its equity securities. These costs are deferred and capitalized and are charged against the proceeds of the offering.

Debt Issue Costs and Debt Discount—Debt issue costs are costs incurred in connection with the Company obtaining financing that have been capitalized and are being amortized over the expected maturity period of the related debt, using the effective interest method. Debt discounts incurred with the issuance of long-term debt are amortized to interest expense over the terms of the debt using the effective interest method. These discounts are recorded on the condensed consolidated balance sheets as a reduction to long-term debt.

Accounts Receivable—The Company records receivables for products shipped but for which payment has not yet been received. As of June 30, 2011 and December 31, 2010, no allowance for doubtful accounts has been recorded, based upon the expected full collection of the accounts receivable. Substantially all ethanol sold through the Company’s Agri-Energy subsidiary from the date of the acquisition through June 30, 2011 was sold to C&N Ethanol Marketing (“C&N”). Accounts receivable from C&N made up 52% and 56% of the Company’s total accounts receivable balance at June 30, 2011 and December 31, 2010, respectively.

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

Impairment of Long-Lived Assets—The Company periodically evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360, Property, Plant, and Equipment, and, if appropriate, reduces the carrying value whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. Recognition of impairment of long-lived assets is made in the event the carrying value of such assets exceeds the fair value. The carrying amount may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company considered various factors when determining if these assets should be evaluated for impairment. The Company has not yet generated positive cash flows from operations, and such cash flows may not materialize for a significant period in the future, if ever. Additionally, the Company may make changes to its business plan that will result in changes to the expected cash flows from long-lived assets. As a result, it is possible that future evaluations of long-lived assets may result in impairment. No impairment charges have been recorded during the period from June 9, 2005 (date of inception) to June 30, 2011.

Patents—All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain. Patent-related legal expenses incurred and recorded as selling, general and administrative expense during the three months ended June 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to June 30, 2011, were $204,000, $194,000, and $3,454,000, respectively. Patent-related legal expenses incurred and recorded as selling, general and administrative expense during the six months ended June 30, 2011 and 2010 were $490,000 and $394,000, respectively.

Beneficial Conversion Feature—The Company had recorded a beneficial conversion feature relating to the issuance of Series D-1 preferred stock between March and May 2010 (Note 10). The beneficial conversion feature was recorded as a discount to the Series D-1 preferred stock and was being amortized to retained earnings through September 30, 2011, unless converted earlier. On February 14, 2011, upon completion of the Company’s initial public offering, the shares of Series D-1 preferred stock automatically converted to common stock at a rate of 1.9022 shares of common stock for each share of Series D-1 preferred stock.

Research and Development—Research and development costs are expensed as incurred and are recorded as research and development expense in the condensed consolidated statements of operations. The Company’s research and development costs consist of expenses incurred to identify, develop, and test its technologies for the production of isobutanol and the development of downstream applications thereof. Research and development expense includes personnel costs, consultants and related contract research, facility costs, supplies, depreciation on property, plant and equipment used in development, license fees and milestone payments paid to third parties for use of their intellectual property and patent rights, and other direct and allocated expenses incurred to support the Company’s overall research and development programs.

Income Taxes—The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized (Note 14). At June 30, 2011 and December 31, 2010, the Company had no material unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations as income tax expense.

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

Concentrations of Credit Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. Substantially all ethanol sold through the Company’s Agri-Energy subsidiary from the date of acquisition through June 30, 2011 was sold to C&N.

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

As of June 30, 2011 and December 31, 2010, there were no transactions measured at fair value on a nonrecurring basis. The following table shows assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and the input categories associated with those assets and liabilities.

	Fair Value as of June 30, 2011	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets—Exchange-traded derivatives	$350,000	$350,000	$—	$—

	Fair Value as of December 31, 2010	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Liabilities—Fair value of warrant liabilities	$(2,034,000)	$—	$—	$(2,034,000)

Liabilities—Exchange-traded derivatives	$(405,000)	$(405,000)	$—	$—

Assets—Forward purchase contracts for corn	$361,000	$—	$361,000	$—

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2011 and 2010 are as follows:

Fair Value of Warrant Liabilities
Liabilities:
Balance—December 31, 2010	$2,034,000
Change in fair value of warrants	29,000
Conversion of preferred stock warrants to common stock warrants and reclassification of related liability to additional paid-in-capital (February 14, 2011)	(2,063,000)

Balance—March 31, 2011	$—
Change in fair value of warrants	—

Balance—June 30, 2011	$—

Fair Value of Warrant Liabilities
Balance—December 31, 2009	$982,000
Change in fair value of warrants	590,000

Balance—March 31, 2010	$1,572,000
Change in fair value of warrants	660,000

Balance—June 30, 2010	$2,232,000

The carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value.

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

Prior to its initial public offering, the Company had derivative liabilities relating to its preferred stock warrants. These derivative instruments were not originally entered into as hedging activities. The estimated fair value of the preferred stock warrant liabilities were revalued at each balance sheet date, with changes in value recorded as other income or expense in the condensed consolidated statements of operations (Note 11).

While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Environmental Liabilities—The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2011 and December 31, 2010.

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potentially dilutive common shares were anti-dilutive. Such potentially dilutive shares are excluded from the computation of diluted net loss per share when the effect would be to reduce net loss per share. Therefore, in periods when a loss is reported, the calculation of basic and dilutive loss per share results in the same value.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during each period as the effect was anti-dilutive:

	June 30, 2011	June 30, 2010
Convertible preferred stock upon conversion to common stock (on an as-converted basis)(1)	—	16,221,589
Warrants to purchase convertible preferred stock (on an as-converted basis)(1)	—	306,109
Warrants to purchase common stock (at period-end)	1,086,785	858,000
Outstanding stock options to purchase common stock (at period-end)	3,359,800	2,854,611
Unvested restricted common stock (at period-end)	98,821	8,854

Total	4,545,406	20,249,163

(1)	The convertible preferred stock and convertible preferred stock warrants were computed on an as-converted basis using a one-to-one conversion rate for all series of preferred stock, except for the Series D-1 preferred stock where the Company used a conversion rate of 1.9022, which was the conversion rate applicable at the closing of the Company’s initial public offering on February 14, 2011.

Recent Accounting Pronouncements—In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. The Company does not expect that adoption of ASU 2011-04 will have a significant impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures—Improving Disclosures above Fair Value Measurements,” that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. This amendment requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This amendment is effective for fiscal years beginning after December 15, 2010. The adoption did not have a material impact on the condensed consolidated financial statements of the Company.

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

2. Acquisition of Agri-Energy

In September 2010, Gevo Development acquired Agri-Energy and its ethanol production facility located in Luverne, Minnesota, which the Company plans to retrofit for isobutanol production. The Company paid a purchase price of approximately $20,602,000. In addition, the Company acquired and paid $4,919,000 for working capital, resulting in a total amount paid of $25,521,000. As of June 30, 2011, $1,660,000 remained in escrow as security for seller indemnification obligations and, subject to any claims that are made, will be released in December 2011.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (September 22, 2010):

Assets acquired:
Cash	$585,000
Receivables	1,999,000
Inventory	3,570,000
Other current assets	1,256,000
Property, plant and equipment	20,602,000

Total assets acquired	$28,012,000

Liabilities assumed:
Accounts payable and accrued expenses	$1,843,000
Other current liabilities	648,000

Total liabilities assumed	$2,491,000

Net assets acquired	$25,521,000

3. Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Estimated Useful Lives		June 30, 2011	December 31, 2010
Computer, office equipment, and software	3 years		$521,000	$581,000
Lab equipment, furniture & fixtures and vehicles	5 years		3,656,000	3,432,000
Leasehold improvements	5 years	(1)	394,000	380,000
Pilot plant	3 years		721,000	721,000
Demonstration plant	2 years	(2)	3,582,000	2,948,000
Construction in progress	—		1,962,000	442,000
Land	—		410,000	410,000
Buildings, site improvements, plant machinery and equipment	10 years		20,143,000	20,093,000
Tools and support equipment	5 years		88,000	87,000

Total property, plant and equipment			31,477,000	29,094,000
Less accumulated depreciation and amortization			(7,577,000)	(5,629,000)

Property, plant and equipment—net			$23,900,000	$23,465,000

(1)	Leasehold improvements are amortized over the term of the lease agreement or the service lives of the improvements, whichever is shorter.
(2)	Depreciation related to the demonstration plant begins in the period such assets are placed in service. The demonstration plant was placed in service in September 2009. The demonstration plant is being depreciated over the remaining contractual term of the development agreement, as amended, with ICM, which ends December 31, 2011 (Note 5).

Depreciation and amortization expense for the three months ended June 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to June 30, 2011, were $1,163,000, $730,000, and $7,868,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 were $2,176,000 and $1,539,000, respectively

During the three months ended June 30, 2011 and 2010, the Company capitalized $47,000 and $0, respectively, of interest expense to construction in progress. During the six months ended June 30, 2011 and 2010, the Company capitalized $71,000 and $0, respectively, of interest expense to construction in progress.

4. Inventories

Inventory balances consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials:
Corn	$4,874,000	$2,516,000
Enzymes and other inputs	167,000	167,000
Finished goods:
Ethanol	490,000	385,000
Distiller’s grains	17,000	48,000
Work in process	489,000	301,000
Spare parts	373,000	348,000

Total inventory	$6,410,000	$3,765,000

Included in cost of goods sold is depreciation of $514,000 for the three months ended June 30, 2011 and $1,026,000 for the six months ended June 30, 2011.

5. Significant License, Research, and Other Agreements

ICM—In October 2008, the Company signed development and commercialization agreements with ICM.

Under the terms of the development agreement, the Company performs commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company is required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. The development agreement was originally effective through December 31, 2010, and was amended in July 2010 to extend the effective date through December 31, 2011. The development agreement can be terminated by the Company with 30 days’ written notice. During the three months ended June 30, 2011 and 2010, the Company incurred $351,000 and $172,000, respectively, in capital expenditures with ICM relating to the demonstration plant that are recorded as property, plant and equipment in the Company’s balance sheets. During the six months ended June 30, 2011 and 2010, the Company incurred $634,000 and $221,000, respectively, in capital expenditures with ICM relating to the demonstration plant that are recorded as property, plant and equipment in the Company’s balance sheets. The Company also incurred operating expenses paid to ICM for production trials at the demonstration plant and depreciation expense relating to the demonstration plant, which are recorded as research and development expenses.

The term of the commercialization agreement is through October 16, 2018, and outlines the terms and fees under which ICM acts as the Company’s exclusive provider of certain engineering and construction services. Also, under the commercialization agreement, the Company is ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars.

In addition to amounts recorded under the development and commercialization agreements noted above, the Company has also engaged ICM to perform engineering studies, plant evaluations and other services.

During the three and six months ended June 30, 2011, the Company incurred $733,000 and $1,011,000, respectively, in capital expenditures with ICM relating to the retrofit of the Agri-Energy facility to future isobutanol production, which amounts are recorded within construction in progress on the Company’s balance sheets.

Expenses incurred by the Company under its development, commercialization and other agreements with ICM are as follows:

					Cumulative Amounts From June 9, 2005 (Date of Inception) to June 30, 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$1,168,000	$521,000	$1,388,000	$1,257,000	$5,040,000
Selling, general and administrative	—	28,000	—	60,000	92,000

Total expenses	$1,168,000	$549,000	$1,388,000	$1,317,000	$5,132,000

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

The license agreement contains five milestone payments totaling approximately $4,300,000 that are payable after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $875,000, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2,000,000 to research and development expense at its present value amount of $1,578,000 because the milestone payment will be paid over a period greater than 12 months from the date it was incurred. At June 30, 2011, the present value of the liability, $1,343,000, was recorded as $924,000 in accounts payable and accrued expenses and $419,000 in non-current liabilities. At December 31, 2010, the present value of the liability, $1,737,000, was recorded as $924,000 in accounts payable and accrued expenses and $813,000 in non-current liabilities. The accretion of the liability was recorded to interest expense.

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

The Company may terminate the license agreement at any time upon 90 days’ written notice. Unless terminated earlier, the license agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

The Regents of the University of California (September 2007, License Agreement)—In September 2007, the Company entered into an exclusive license agreement, as amended, with The Regents of the University of California (“The Regents”) to obtain certain patent rights to inventions made in the course of research at the University of California. The license agreement requires the Company to pay for all costs related to obtaining and maintaining patents on the technology. Under the terms of the license agreement, the Company is required to pay annual license maintenance fees, cash payments upon achievement of certain milestones, and royalties based on revenue from products utilizing the licensed technology. The Company has the right to issue sublicenses to third parties, subject to the payment of a percentage of sublicensing fees and royalty fees to The Regents. The Company can terminate the license agreement at any time with 90 days’ notice. The Regents can terminate the license agreement if the Company fails to demonstrate performance of certain due diligence items as defined in the license agreement. Unless terminated earlier in accordance with the license agreement, the license agreement remains in effect for the life of the last-to-expire patent in the licensed patent rights or until the last patent application licensed under the license agreement is abandoned.

Costs incurred by the Company are recorded as research and development expenses except for legal-related fees that pertain to obtaining and maintaining patents on the technology, which are recorded as selling, general and administrative expenses.

During the three months ended June 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to June 30, 2011, the Company incurred costs of $13,000, $3,000 and $494,000, respectively, under the license agreement. During the six months ended June 30, 2011 and 2010, the Company incurred costs of $29,000 and $30,000, respectively, under the license agreement

California Institute of Technology (July 2005, License Agreement)—In July 2005, the Company entered into a license agreement, as amended, with the California Institute of Technology (“Caltech”) to obtain certain patent rights and improvement rights in exchange for the issuance of 200,000 shares of the Company’s common stock. The term of the license agreement shall continue until the expiration, revocation, invalidation, or unenforceability of the licensed patent rights and improvements licensed to the Company. The license agreement has been amended to expand the field of the licensed products and improvements and to extend the right to improvements through July 12, 2013.

No costs were incurred under this license agreement during the six months ended June 30, 2011 and 2010. For the period from June 9, 2005 (date of inception) to June 30, 2011, the Company incurred costs of $219,000 under the license agreement.

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

The Company has been awarded grants or cooperative agreements from a number of government agencies, including the U.S. Department of Energy, U.S. National Science Foundation, U.S. Environmental Protection Agency, Army Research Labs and the U.S. Department of Agriculture. Revenues recorded related to these grants and cooperative agreements for the three months ended June 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to June 30, 2011, were $212,000, $462,000 and $3,120,000, respectively. Revenues recorded related to these grants and cooperative agreements for the six months ended June 30, 2011 and 2010, were $384,000 and $792,000, respectively.

C&N Ethanol Marketing (April 2009, Ethanol Purchase and Marketing Agreement)—Substantially all ethanol sold through the Company’s Agri-Energy subsidiary from the date of the acquisition through June 30, 2011 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Luverne, Minnesota facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

LANXESS (January 2011, Exclusive Supply Agreement)—On January 14, 2011, the Company entered into an exclusive supply agreement with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber, and (iii) an exclusive right to use its isobutanol to produce isobutylene for use in the production of polyisobutylene. The initial term of the mutual exclusivity is ten years, subject to mutual extension. No costs have been incurred under this agreement as of June 30, 2011.

6. Gevo Development

Gevo, Inc. formed Gevo Development on September 18, 2009 to finance and develop biorefineries through joint venture or direct acquisition. Biorefinery plants accessed through Gevo Development are intended to be retrofitted using Gevo, Inc.’s integrated fermentation technology to produce isobutanol.

Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development as a wholly owned subsidiary. Gevo Development has two classes of membership interests outstanding. Gevo, Inc. is the sole owner of the class A interests. Prior to September 22, 2010, CDP Gevo, LLC (“CDP”), which is beneficially owned by the two co-managing directors of Gevo Development, was the sole owner of the class B interests, which comprise 10% of the outstanding equity interests of Gevo Development. In September 2010, Gevo, Inc. became the sole owner of Gevo Development by acquiring 100% of the class B interests in Gevo Development from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP will receive aggregate consideration of up to approximately $1,143,000, of which $922,000 has been paid as of June 30, 2011 and the remainder of which is payable through January 1, 2012, subject to the terms and conditions set forth in the agreement.

The original issuance of the class B interests was considered to be a grant of nonemployee stock compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 22, 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests on September 22, 2010, the Company recorded stock compensation of $774,000, which reflected the amount paid during the year ended December 31, 2010 for the class B interests that was not dependent on counterparty performance. During the three and six months ended June 30, 2011, the Company recorded stock compensation of $74,000 and $148,000, respectively, for the amount paid during the period. The Company will record the remaining amount, which is dependent on the continued employment of the two co-managing directors of Gevo Development, when it is paid.

For the six months ended June 30, 2011 and 2010, and for the period from September 18, 2009 (formation date of Gevo Development) to June 30, 2011, Gevo, Inc. made capital contributions of $2,791,000, $1,500,000 and $22,148,000 (which includes $13,259,000 of cash used in the purchase of Agri-Energy), respectively, to Gevo Development. No capital contributions had been made by CDP through September 21, 2010. For the three months ended June 30, 2011 and 2010, and for the period from September 18, 2009 (formation date of Gevo Development) to June 30, 2011, Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) incurred a net loss of $665,000, $1,066,000 and $4,639,000, respectively, which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 22, 2010) and 100% ownership (for the period after September 22, 2010). For the six months ended June 30, 2011 and 2010, Gevo Development incurred a net loss of $1,581,000 and $1,466,000, respectively, which has been fully allocated to Gevo, Inc.’s capital contribution account. For financial reporting purposes prior to September 22, 2010, the income or loss allocated to the members of Gevo Development was determined using the hypothetical liquidation at book value method. Under this method, net income or loss is allocated between members by determining the difference between the amount of equity at the beginning of the reporting period and equity at the end of the reporting period, which would be distributed to each member if the entity were to be liquidated as of those dates. Distributions, when and if declared by the board of managers, were allocated, first, to each member for their estimated tax amount, then, for their unreturned capital contributions, and lastly, according to their distribution percentages. Allocation, distribution and voting percentages are determined in accordance with the First Amended and Restated Limited Liability Company Agreement of Gevo Development.

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

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to the entity or the right to receive benefits from Gevo Development that could potentially be significant to the entity. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of June 30, 2011 and December 31, 2010, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of the $12.5 million loan and security agreement with TriplePoint Capital LLC (“TriplePoint”), as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if certain conditions are satisfied. As of June 30, 2011 and December 31, 2010, the creditors of Gevo Development have recourse to the general credit of Gevo, Inc. with the exception of $1,811,000 and $4,785,000, respectively, which are recorded within current liabilities, which includes the liabilities of Agri-Energy. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

7. Redfield Energy, LLC

On June 15, 2011, Gevo Development entered into an Isobutanol Joint Venture Agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), and executed the Second Amended and Restated Operating Agreement of Redfield (together, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, Gevo Development and Redfield have agreed to work together to retrofit Redfield’s approximately 50 million gallon per year ethanol production facility located near Redfield, South Dakota for the commercial production of isobutanol (the “Redfield Retrofit”). Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to Gevo Development in exchange for a payment of $1,000, which has been recorded on the Company’s balance sheet in other assets. Gevo Development is the sole holder of Class G Units which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield facility, at which time Gevo Development anticipates consolidating Redfield’s operations.

Gevo Development will be responsible for all costs associated with the Redfield Retrofit. Redfield will remain responsible for certain expenses incurred by the facility including certain repair and maintenance expenses and any costs necessary to ensure that the facility is in compliance with applicable environmental laws. The Company anticipates that the Redfield facility will continue its current ethanol production activities during much of the Redfield Retrofit. Once the retrofit assets have been installed, the ethanol production operations will be suspended to enable testing of the isobutanol production capabilities of the facility (the “Performance Testing Phase”). During the Performance Testing Phase, Gevo Development will be entitled to receive all revenue generated by the Redfield facility and will make payments to Redfield to cover the costs incurred by Redfield to operate the facility plus the profits, if any, that Redfield would have received if the facility had been producing ethanol during that period (the “Facility Payments”). Gevo Development has also agreed to maintain an escrow fund during the Performance Testing Phase as security for its obligation to make the Facility Payments.

If certain conditions have been met, commercial production of isobutanol at the Redfield facility will begin upon the earlier of the date upon which certain production targets have been met or the date upon which the parties mutually agree that commercial isobutanol production will be commercially viable at the then-current production rate. At that time, (i) Gevo Development will have the right to appoint a total of four members of Redfield’s 11-member board of managers, and (ii) the voting and economic interests of the Class G units will vest and Gevo Development, as the sole holder of the Class G Units, will be entitled to a percentage of Redfield’s profits, losses and distributions, to be calculated based upon the demonstrated isobutanol production capabilities of the Redfield facility.

Gevo Development, or one of its affiliates, will be the exclusive marketer of all products produced by the facility once commercial production of isobutanol has begun. Additionally, Gevo, Inc. will license the technology necessary to produce isobutanol at the facility to Redfield, subject to the continuation of the marketing arrangement described above. In the event that the isobutanol production technology fails or Redfield is permanently prohibited from using such technology, Gevo Development will forfeit the Class G Units and lose the value of its investment in Redfield.

Gevo, Inc. entered into a guaranty effective as of June 15, 2011, pursuant to which it has unconditionally and irrevocably guaranteed the payment by Gevo Development of any and all amounts owed by Gevo Development pursuant to the terms and conditions of the Joint Venture Agreement and certain other agreements that Gevo Development and Redfield expect to enter into in connection with the Redfield Retrofit.

As of June 30, 2011, the Company has not incurred any costs for the retrofit of the Redfield facility.

8. Secured Long-Term Debt

The carrying value of the secured long-term debt included in the Company’s condensed consolidated balance sheets at June 30, 2011 and December 31, 2010 consists of the following:

	June 30, 2011	December 31, 2010
Long-term debt, unpaid principal plus final/end-of-term payments	$21,118,000	$22,038,000
Less unamortized debt discounts for final/end-of-term payments and original fair value of warrants issued with debt	(1,343,000)	(1,606,000)

	19,775,000	20,432,000
Less current portion	(1,928,000)	(1,785,000)

Long-term portion of the long-term debt	$17,847,000	$18,647,000

Lighthouse Loan and Security Agreement. On December 18, 2006, Gevo, Inc. entered into a loan and security agreement, as amended, with Lighthouse Capital Partners V, L.P. (“Lighthouse”). On August 6, 2010, the Company repaid $5,000,000 in outstanding principal, as well as $250,000 of the final payment, under the promissory note issued in connection with the loan and security agreement. As of June 30, 2011, the Company’s outstanding principal balance on its loan with Lighthouse was $2,014,000. The promissory note bears interest at a rate of 12% per annum, required interest only payments during the year ended December 31, 2010, and requires principal plus interest repayments of equal amounts over the 18 months commencing January 1, 2011 and a final payment of $204,000 due on July 1, 2012.

Under the terms of the loan agreement, the Company is prohibited from granting a security interest in its intellectual property assets to any other entity until Lighthouse is paid in full, and Lighthouse maintains a security interest in the assets, including equipment and fixtures, financed by the proceeds of each original loan advance made under the loan agreement until such time as the loan is paid in full. The Lighthouse agreement does not contain financial ratio covenants, but does impose certain affirmative and negative covenants, which include prohibiting the Company from paying any dividends or distributions or creating any liens against the collateral as defined in the agreement, as amended. The Company cannot borrow any further amounts under its agreement with Lighthouse. At June 30, 2011, the Company was in compliance with the Lighthouse debt covenants.

TriplePoint Loan and Security Agreement 1. In August 2010, concurrently with the execution of the acquisition agreement with Agri-Energy, Gevo, Inc. entered into a loan and security agreement with TriplePoint, pursuant to which it borrowed $5,000,000. The loan and security agreement includes customary affirmative and negative covenants for agreements of this type and events of default, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, or acquiring or merging with another entity, excluding Agri-Energy, unless the Company receives the prior approval of TriplePoint. The aggregate amount outstanding under the loan and security agreement bears interest at a rate equal to 13%, is subject to an end-of-term payment equal to 8% of the amount borrowed and is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property. The loan is also secured by substantially all of the assets of Agri-Energy, LLC. Additionally, under the terms of each of (i) the loan and security agreement and (ii) Gevo, Inc.’s guarantee of Gevo Development’s and Agri-Energy’s obligations under the loan and security agreement described below, Gevo, Inc. is prohibited from granting a security interest in its intellectual property assets to any other entity until both TriplePoint loans are paid in full. The loan matures on August 31, 2014, and provides for interest only payments during the first 24 months. An additional interest-only period may be elected now that Gevo, Inc. has completed an initial public offering and a subsequent interest-only period may be elected in the event that Gevo, Inc. is producing isobutanol at its Agri-Energy facility by June 30, 2012. Each such additional interest-only period may be for a maximum of 6 months, for a total possible interest-only extension period of 12 months. Gevo, Inc. used the funds from this loan to repay a portion of its existing indebtedness with Lighthouse. At June 30, 2011, the Company was in compliance with the debt covenants under this loan and security agreement.

TriplePoint Loan and Security Agreement 2. In August 2010, Gevo Development also entered into a loan and security agreement with TriplePoint under which Gevo Development could borrow up to $12.5 million to finance the transactions contemplated by the acquisition agreement with Agri-Energy. In September 2010, Gevo Development borrowed the $12.5 million and closed the transactions contemplated by the acquisition agreement, at which time the loan and security agreement was amended and Agri-Energy, LLC became a borrower under the loan and security agreement. The loan and security agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The aggregate amount outstanding under the loan and security agreement bears interest at a rate equal to 13% and is subject to an end-of-term payment equal to 8% of the amount borrowed. The loan is secured by the equity interests of Agri-Energy, LLC held by Gevo Development and substantially all the assets of Agri-Energy, LLC. The loan matures on September 1, 2014, and provides for interest only payments during the first 24 months. An additional interest-only period may be elected now that Gevo, Inc. has completed an initial public offering and a subsequent interest-only period may be elected in the event that Gevo, Inc. is producing isobutanol at its Agri-Energy facility by June 30, 2012.

Each such additional interest-only period may be for a maximum of 6 months, for a total possible interest-only extension period of 12 months. The loan is guaranteed by Gevo, Inc. pursuant to a continuing guaranty executed by Gevo, Inc. in favor of TriplePoint, which is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property. At June 30, 2011, the Company was in compliance with the debt covenants under this loan and security agreement.

Interest expense, net of amounts capitalized to construction in progress, related to the long-term debt for the three months ended June 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to June 30, 2011, was $801,000, $310,000 and $5,419,000, respectively, of which $208,000, $69,000 and $1,522,000, respectively, was for the accretion of debt discounts relating to the final/end-of-term payments, amortization of debt issue costs and the accretion of debt discounts relating to the grant date value of the warrants issued in connection with the debt. Interest expense, net of amounts capitalized to construction in progress, related to the long-term debt for the six months ended June 30, 2011 and 2010, was $1,637,000 and $618,000, respectively, of which $422,000 and $138,000, respectively, was for the accretion of debt discounts relating to the final/end-of-term payments, amortization of debt issue costs and the accretion of debt discounts relating to the grant date value of the warrants issued in connection with the debt. The Company capitalized $47,000 and $71,000 of interest expense to construction in progress during the three and six months ended June 30, 2011, respectively. No interest expense was capitalized to construction in progress prior to January 1, 2011.

During the six months ended June 30, 2011 and 2010, the Company made principal repayments of $920,000 and $0, respectively. The Company repaid $5,000,000 in outstanding principal, as well as $250,000 of the final payment, on the Lighthouse debt in August 2010.

The following is a summary of principal maturities of long-term debt and the final/end-of-term payments as of June 30, 2011, assuming the extended interest-only periods are not elected:

	Principal	Final Payment	Total
2011 (6 months)	$977,000	$—	$977,000
2012	3,167,000	204,000	3,371,000
2013	8,478,000	—	8,478,000
2014	6,892,000	1,400,000	8,292,000

	$19,514,000	$1,604,000	$21,118,000

In connection with signing and borrowing under the loans with Lighthouse and TriplePoint, the Company issued warrants to purchase shares of the Company’s preferred stock. The issuance date fair value of these warrants was recorded as a debt discount against the debt (debt discount) and amortized to interest expense over the terms of the loans. These warrants, while they were exercisable for preferred stock, were considered to be derivative instruments (Note 11).

From December 2006 through December 31, 2009, the Company issued to Lighthouse warrants to purchase an aggregate of 169,247 shares of the Company’s convertible preferred stock at a weighted-average exercise price of $5.38. These warrants converted to warrants exercisable for 169,247 shares of the Company’s common stock upon completion of its initial public offering on February 14, 2011. In March 2011, Lighthouse completed a cashless net exercise of the warrants that had been issued to them which resulted in the Company issuing 122,424 shares of its common stock to Lighthouse.

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

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses in the consolidated balance sheets at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Accounts payable—trade	$2,708,000	$4,818,000
Accrued expenses—Cargill license agreement	924,000	924,000
Accrued employee compensation and related expenses	1,443,000	586,000
Accrued expenses—ICM	882,000	163,000
Accrued deferred offering costs	—	548,000
Other accrued expenses	1,451,000	864,000

	$7,408,000	$7,903,000

10. Capital Stock

Initial Public Offering—On February 14, 2011, the Company completed its initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110,408,000, after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the initial public offering, the Company’s outstanding shares of convertible preferred stock were automatically converted into 16,329,703 shares of common stock and the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 398,032 shares of common stock. The net proceeds from the initial public offering, after deducting underwriting discounts and commissions and offering expenses, have been recorded in stockholders’ equity.

In connection with the closing of the initial public offering, the Company amended and restated its certificate of incorporation to increase its authorized number of shares of common stock to 100,000,000 and to authorize the issuance of 5,000,000 shares of preferred stock. The holder of each share of common stock is entitled to one vote. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The Company’s amended and restated certificate of incorporation provides that the Company’s board of directors will be divided into three classes, with staggered three-year terms and provides that all stockholder actions must be effected at a duly called meeting of the stockholders and not by a written consent. The amended and restated certificate of incorporation also provides that only the board of directors may call a special meeting of the stockholders and requires the approval of either a majority of the directors then in office or 66 2/3% of the voting power of all then outstanding capital stock for the adoption, amendment or repeal of any provision of the Company’s amended and restated bylaws. In addition, the amendment or repeal of certain provisions of the Company’s amended and restated certificate of incorporation requires a 66 2/3% stockholder vote.

Convertible Preferred Stock—All shares of the Company’s convertible preferred stock automatically converted into shares of common stock upon the Company’s initial public offering.

Series D-1—Between March and May 2010, the Company issued 1,843,675 shares of Series D-1 preferred stock at a price of $17.12 per share for gross cash proceeds of approximately $31,564,000 and issued 58,412 shares of Series D-1 preferred stock at $17.12 per share in exchange for $1,000,000 of future services to be provided by ICM. The 58,412 shares issued to ICM in exchange for the credit against future services are fully vested, non-forfeitable and non-cancellable. The Company had used the full amount of its prepaid credit with ICM prior to March 31, 2011, which had been recorded in prepaid expenses and other current assets on the Company’s balance sheet.

The Series D-1 preferred stock was considered to have a beneficial conversion feature because the conversion ratio would adjust from the initial conversion rate of one common share for each preferred share to two common shares for each preferred share if an initial public offering or qualified financing had not occurred on or before September 30, 2011. At the issuance dates of the Series D-1 between March and May 2010, the Company recorded the beneficial conversion feature at its aggregate intrinsic value of approximately $5,744,000 as a discount on the preferred stock with a corresponding credit to additional paid-in capital. This discount was recorded as a deemed dividend and was being amortized as a debit to retained earnings and a credit to additional paid-in capital during the period from March 26, 2010 to September 30, 2011.

For the period from January 1, 2011 to the closing of the Company’s initial public offering on February 14, 2011, the Company recorded a deemed dividend – amortization of beneficial conversion feature on the Series D-1 convertible preferred stock of $495,000 relating to the issuance of Series D-1 convertible preferred stock. Upon closing of the initial public offering on February 14, 2011 and the automatic conversion of the Company’s Series D-1 preferred stock to common stock, the Company recalculated the intrinsic value of the beneficial conversion feature using the adjusted conversion ratio applied against the original commitment date estimated fair value of the underlying common stock. The amount of the recalculated intrinsic value of the beneficial conversion feature exceeded the previously amortized amount of the beneficial conversion feature by $599,000, which amount was immediately amortized to retained earnings and additional paid-in capital contemporaneously with the closing of the initial public offering. After the entries recorded through, and upon, the closing of the Company’s initial public offering, no additional amortization of the beneficial conversion feature relating to the Series D-1 preferred stock will be recorded.

Warrants—As of December 31, 2010, the Company had issued and outstanding 858,000 warrants to CDP (Note 6) that were exercisable into common stock and 303,173 warrants to TriplePoint, Lighthouse and investors that were exercisable into preferred stock. These 303,173 preferred stock warrants became exercisable for 398,032 shares of the Company’s common stock upon completion of the Company’s initial public offering on February 14, 2011.

In March 2011, Lighthouse completed a cashless net exercise of the 169,247 warrants that had been issued to them which resulted in the Company issuing 122,424 shares of its common stock to Lighthouse.

As of June 30, 2011, the Company has issued and outstanding an aggregate of 1,086,785 warrants that are exercisable into common stock at a weighted-average exercise price of $3.93.

In September 2010, a holder of Series C preferred stock warrants exercised its warrant to purchase 108,076 shares of Series C preferred stock at an exercise price of $5.48 per share resulting in total proceeds to the Company of $592,000. Upon exercise of the warrant, the Company reclassified $1,458,000 from preferred stock warrant liability to equity.

11. Preferred Stock Warrant Liabilities

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

The preferred stock warrants were marked to fair value from January 1, 2009 through February 14, 2011, and the change in fair value was recognized in the Company’s statements of operations as gain or loss from change in fair value of warrant liabilities. The non-cash charge recorded related to the change in fair value of preferred stock warrants for the three months ended June 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to June 30, 2011, was $0, $660,000 and $2,852,000, respectively. The non-cash charge recorded related to the change in fair value of preferred stock warrants for the six months ended June 30, 2011 and 2010, was $29,000 and $1,250,000, respectively.

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

The Company’s derivatives do not include any credit risk related contingent features. For the exchange-traded contracts, the Company maintains a margin deposit. At June 30, 2011 and December 31, 2010, the Company recorded a margin deposit of $1,343,000 and $624,000, respectively. The Company has not designated any of its derivatives as hedges for financial accounting purposes. The Company did not have any derivative assets or liabilities prior to September 22, 2010 other than the preferred stock warrants described in Note 11. The fair value of the Company’s derivatives which are marked to market each period, as well as the location within its balance sheets, by major category, is summarized as follows:

	June 30, 2011	December 31, 2010
Balance Sheet Line Item
Derivative liabilities not qualifying for normal purchases and normal sales scope exception:
Exchange-traded commodity derivatives—derivative liability—current	$—	$(405,000)

Derivative assets not qualifying for normal purchases and normal sales scope exception:
Forward purchase corn contracts—derivative asset—current	$—	$361,000
Exchange-traded commodity derivatives—derivative asset—current	$350,000	$—

Changes in the value of derivative instruments are recorded in the condensed consolidated statements of operations unless they qualify for the normal purchases and normal sales scope exception. The following table summarizes these amounts and the location within the consolidated statements of operations where such amounts are reflected. In addition to the unrealized gains and losses noted below, the Company incurred realized losses (gains) of $(342,000), $0 and $1,583,000 on its exchange-traded futures contracts for the three months ended June 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to June 30, 2011, respectively, which have been recorded within cost of goods sold. For the six months ended June 30, 2011 and 2010, the Company incurred realized losses of $485,000 and $0, respectively, on its exchange-traded futures contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statement of Operations Location
Exchange-traded commodity derivatives—cost of goods sold—unrealized (gains)/losses	$(285,000)	$—	$(755,000)	$—
Forward purchase corn derivatives—cost of goods sold—unrealized (gains)/losses	$—	$—	$361,000	$—

The following table represents the Company’s net long and short positions regardless of whether the derivative instruments qualify for the normal purchase and normal sales scope exception. All of these positions are expected to settle within the next year. The Company did not have any outstanding forward purchase contracts for natural gas as of June 30, 2011 and December 31, 2010.

Year of Expiration	June 30, 2011 Corn Net Long (Short) Position Bushels	December 31, 2010 Corn Net Long (Short) Position Bushels
2011	(702,000)	(309,000)

13. Stock-Based Compensation

2006 Omnibus Securities and Incentive Plan—During 2006, the Company established the Gevo, Inc. 2006 Omnibus Securities and Incentive Plan (the “2006 Incentive Plan”). Pursuant to the 2006 Incentive Plan, the Company granted stock awards to employees, directors, and consultants of the Company. Upon adoption of the Gevo, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), no further grants can be made under the 2006 Incentive Plan. To the extent outstanding awards under the 2006 Incentive Plan expire, or are forfeited, cancelled, settled, or become unexercisable without the issuance of shares, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

Employee Stock Purchase Plan—In February 2011, the Company’s stockholders approved the Gevo, Inc. Employee Stock Purchase Plan. The Company has reserved 1,285,643 shares of common stock for issuance under the Gevo, Inc. Employee Stock Purchase Plan. The purchase price of the common stock under the Employee Stock Purchase Plan is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. No shares have been issued under the Gevo, Inc. Employee Stock Purchase Plan as of June 30, 2011.

2010 Stock Incentive Plan—In February 2011, the Company’s stockholders approved the 2010 Plan. The Company has reserved 2,571,286 shares of common stock for issuance under the 2010 Plan. At June 30, 2011, there were 1,983,798 shares available for grant under the 2010 Plan.

Stock Options—A summary of stock option activity for grants to employees and nonemployees is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding—December 31, 2010	2,894,265	$2.83	7.90	$34,936,000

Granted	493,854	$16.74
Canceled or forfeited	(11,527)	(15.64)
Exercised	(16,792)	(0.54)

Options outstanding—June 30, 2011	3,359,800	$4.84	7.76	$37,157,000

Options fully vested and exercisable—June 30, 2011	2,297,532	$2.66	7.31	$30,055,000

Options expected to vest, including effects of expected forfeitures—June 30, 2011	1,004,789	$9.78	8.76	$6,511,000

Additional information related to the Company’s stock options is summarized below:

					Cumulative Amounts From June 9, 2005 (Date of Inception) to June 30, 2011
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average grant-date fair value of option awards granted	$10.73	$6.74	$11.37	$6.74	$3.33
Intrinsic value of options exercised (determined as of the date of option exercise)	$13,000	$—	$281,000	$69,000	$370,000
Proceeds received from the exercise of stock options	$1,000	$—	$9,000	$16,000	$31,000

As of June 30, 2011, the Company had $6,567,000 of total unrecognized compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.16 years.

The Company settles stock option exercises with newly issued common shares. No tax benefits were realized by the Company in connection with these exercises as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire tax benefit.

Information about stock options outstanding and exercisable at June 30, 2011 is as follows:

Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life in Years	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
$ 0.17	33,300	4.67	33,300	$0.17	4.67
$ 0.46	603,868	5.84	539,118	$0.46	5.84
$ 0.47	26,700	5.80	26,700	$0.47	5.80
$ 0.49	241,228	6.35	223,037	$0.49	6.35
$ 1.16	662,459	7.12	497,221	$1.16	7.11
$ 2.70	861,780	8.38	652,750	$2.70	8.38
$ 10.07	381,830	8.93	308,678	$10.07	8.93
$ 12.67	64,950	9.20	433	$12.67	9.20
$ 14.81	101,500	9.97	—	$14.81	—
$ 16.19	105,600	9.96	—	$16.19	—
$ 16.50	41,250	9.96	—	$16.50	—
$ 17.53	192,335	9.73	16,295	$17.53	9.73
$ 19.10	28,000	9.68	—	$19.10	—
$ 19.14	15,000	9.85	—	$19.14	—

The fair values of stock options granted during the three and six months ended June 30, 2011 and 2010 were estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	1.85%	2.22%	2.09%	2.22%
Expected dividend yield	None	None	None	None
Expected volatility factor	78.7%	78.7%	79.0%	78.7%
Expected option life (in years)	5.82	5.25	5.80	5.25

The risk-free interest rate was based on the U.S. Treasury yield curve in effect during the year of grant for instruments with a term similar to the expected life of the related option. The volatility factor was determined based upon management’s estimate using inputs from comparable public companies. Due to the Company’s limited history of grant activity, the expected life of options granted was estimated using the “simplified method” in accordance with Staff Accounting Bulletin 110, where the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. No dividends are expected to be paid. Forfeitures have been estimated by the Company based upon historical and expected forfeiture experience. Expected forfeiture rates used for the periods presented were 0% to 5%.

Stock-based compensation included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts From June 9, 2005 (Date of Inception) to June 30, 2011
	2011	2010	2011	2010
Stock options issued to nonemployees:
Research and development	$65,000	$12,000	$134,000	$14,000	$315,000
Selling, general and administrative	—	70,000	—	106,000	164,000
Stock options issued to employees and board members:
Research and development	168,000	281,000	258,000	319,000	975,000
Selling, general and administrative	472,000	1,324,000	721,000	1,425,000	3,328,000
Restricted stock issued to nonemployees:
Research and development	31,000	20,000	56,000	27,000	256,000
Restricted stock issued to employees and board members:
Research and development	28,000	—	31,000	—	31,000
Selling, general and administrative	125,000	—	138,000	—	138,000
Warrant issued to CDP:
Selling, general and administrative	872,000	—	1,744,000	—	9,595,000
Purchase of class B interests of Gevo Development from CDP for cash:
Selling, general and administrative	74,000	—	148,000	—	922,000

Total stock-based compensation	$1,835,000	$1,707,000	$3,230,000	$1,891,000	$15,724,000

Stock Option Grants to Nonemployees—Since January 1, 2011, the Company has not granted any options to nonemployees. Options granted to nonemployees are periodically revalued as services are performed and the options vest.

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

Activity and related information for the Company’s restricted common stock awards is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2010	5,729	$0.49
Granted	112,093	17.53
Vested	(12,069)	(13.12)
Canceled or forfeited	(6,932)	(17.53)

Nonvested—June 30, 2011	98,821	$17.08

The shares of restricted stock generally vest over periods from three to six years. As of June 30, 2011, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $1,716,000, which is expected to be recognized over a weighted-average period of 2.67 years.

14. Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, due to cumulative losses since June 9, 2005 (date of inception).

15. Employee Benefit Plan

The Company’s employees participate in the Gevo, Inc. 401(k) Plan (the “401(k) Plan”). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees after three months of service with quarterly entry dates. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. The Company may make matching and/or discretionary contributions to the 401(k) Plan. Effective January 1, 2008, the Company began providing an employer match of 100% up to a maximum of 5% of compensation per employee, which vests over a period of approximately two years. During the three months ended June 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to June 30, 2011, the Company recorded $104,000, $61,000 and $786,000, respectively, in matching contributions. During the six months ended June 30, 2011 and 2010, the Company recorded $200,000 and $139,000, respectively, in matching contributions.

16. Related-Party Transactions

A founder, consultant and former director of the Company is also a professor at Caltech, which is a party to a license agreement (Note 5) and research agreements with the Company. This founder, consultant and former director is also a common stockholder and option holder of the Company.

The co-managing directors of Gevo Development beneficially own 100% of the equity interests of CDP. CDP holds a warrant for common stock of Gevo, Inc. (Note 6). The co-managing directors also entered into employment agreements with Gevo, Inc., which became effective on September 22, 2010.

17. Commitments and Contingencies

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

Rent expense for the three months ended June 30, 2011 and 2010, and the period from June 9, 2005 (date of inception) to June 30, 2011, was $137,000, $143,000 and $2,395,000, respectively. Rent expense for the six months ended June 30, 2011 and 2010, was $274,000 and $283,000, respectively. The Company recognizes rent expense on its facility operating leases on a straight-line basis.

As of June 30, 2011, future minimum lease payments required under the Company’s operating leases for the Colorado facility and corporate apartment are as follows:

Years Ending December 31
2011 (6 months)	$258,000
2012	505,000
2013	292,000
2014	—
2015	—

$1,055,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Gevo, Inc.	$212,000	$462,000	$384,000	$792,000
Gevo Development, LLC/Agri-Energy, LLC	14,321,000	—	29,430,000	—
Intercompany eliminations	—	—	—	—

	$14,533,000	$462,000	$29,814,000	$792,000

Operating income (loss):
Gevo, Inc.	$(11,445,000)	$(6,554,000)	$(19,444,000)	$(13,134,000)
Gevo Development, LLC/Agri-Energy, LLC	(188,000)	(1,065,000)	(601,000)	(1,465,000)
Intercompany eliminations	—	—	—	—

	$(11,633,000)	$(7,619,000)	$(20,045,000)	$(14,599,000)

Interest expense:
Gevo, Inc.	$357,000	$361,000	$736,000	$669,000
Gevo Development, LLC/Agri-Energy, LLC	494,000	—	1,007,000	—
Intercompany eliminations	—	—	—	—

	$851,000	$361,000	$1,743,000	$669,000

Depreciation expense:
Gevo, Inc.	$649,000	$730,000	$1,150,000	$1,539,000
Gevo Development, LLC/Agri-Energy, LLC	514,000	—	1,026,000	—
Intercompany eliminations	—	—	—	—

	$1,163,000	$730,000	$2,176,000	$1,539,000

Total assets:
Gevo, Inc.	$126,450,000	$48,095,000	$126,450,000	$48,095,000
Gevo Development, LLC/Agri-Energy, LLC	48,414,000	795,000	48,414,000	795,000
Intercompany eliminations	(33,446,000)	(80,000)	(33,446,000)	(80,000)

	$141,418,000	$48,810,000	$141,418,000	$48,810,000

Acquisitions of plant, property and equipment:
Gevo, Inc.	$476,000	$188,000	$793,000	$329,000
Gevo Development, LLC/Agri-Energy, LLC (1)	974,000	—	1,462,000	—
Intercompany eliminations	—	—	—	—

	$1,450,000	$188,000	$2,255,000	$329,000

(1)	Excludes property, plant and equipment acquired in the Agri-Energy acquisition.

19. Subsequent Events

Off-Take and Distribution Agreement with Sasol—On July 29, 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

At June 30, 2011, we are considered to be in the development stage as our primary activities, since incorporation, have been conducting research and development, establishing our facilities, recruiting personnel, business development, business and financial planning and raising capital. Successful completion of our research and development program, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete our development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, market acceptance and demand for our products and services, and attracting and retaining qualified personnel.

Initial Public Offering

On February 14, 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110,408,000, after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the initial public offering, our outstanding shares of convertible preferred stock were automatically converted into 16,329,703 shares of common stock and our outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 398,032 shares of common stock.

Agri-Energy Acquisition

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy facility”) that we intend to retrofit to produce isobutanol. We paid a purchase price of $20.6 million for property, plant and equipment and, in addition, we acquired and paid $4.9 million for working capital. We paid the aggregate purchase price with available cash reserves and by borrowing $12.5 million under our loan and security agreement with TriplePoint Capital LLC (“TriplePoint”) (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured long-term debt”). We have begun the retrofit of the Agri-Energy facility. We intend to increase the potential production capacity of the Luverne retrofit in anticipation of future improvements from our yeast biocatalyst. We project capital costs for the Luverne retrofit to be $22 million, including the ability to switch between ethanol and isobutanol production, plus additional capital to allow for anticipated increased future production capacity. In addition to the retrofit to isobutanol production at the Agri-Energy facility, in July 2011 we made the strategic decision to invest in an enhanced yeast seed train at the Agri-Energy site to maintain direct oversight over our current yeast material and future yeast development and to provide on-site yeast production. We estimate capital costs for the enhanced yeast seed train to be up to $10 million. We expect to begin commercial production of isobutanol at the Agri-Energy facility in the first half of 2012.

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

Ethanol plant operations are highly dependent on commodity prices, especially prices for corn, ethanol, distiller’s grains and natural gas. Because the market prices of these commodities are not always correlated, at times ethanol production may be unprofitable. As commodity price volatility poses a significant threat to our margin structure, we have implemented a risk management strategy focused on securing favorable operating margins. We monitor market prices of corn, natural gas and other input costs relative to the prices for ethanol and distiller’s grains in Luverne, Minnesota, the location of the Agri-Energy facility. We also seek to create offsetting positions by using derivative instruments, fixed-price purchases and sales contracts or a combination of strategies. Our primary focus is not to manage general price movements, such as seeking to minimize the cost of corn consumed, but rather to seek to acquire corn, net of exchange-traded contracted amounts, at prices that reflect the then-current pricing for ethanol sold. By using a variety of risk management tools and hedging strategies we believe we will be able to maintain a disciplined approach to risk.

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

Selling, General and Administrative

Selling, general and administrative expense consists of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, corporate insurance costs, occupancy-related costs, depreciation and amortization expenses on property, plant and equipment not used in our product development programs or recorded in cost of goods sold, travel and relocation and hiring expenses. Following completion of our initial public offering in February 2011, we began incurring a significant increase in selling, general and administrative expense as we incur additional compliance costs as a public company. We expect to incur significant costs to comply with the corporate governance, internal controls and similar requirements applicable to public companies, as well as increased costs for insurance, costs related to the hiring of additional personnel and payment to outside consultants, lawyers and accountants.

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

The following table summarizes the stock options granted from January 1, 2008 through June 30, 2011 with their exercise prices, the fair value of the underlying common stock and the intrinsic value per share, if any:

Date of issuance	Number of options	Exercise price and fair value per share of common stock
January 7, 2008 to February 25, 2008	64,500	$0.49
June 12, 2008 to December 4, 2008	803,459	$1.16
November 16, 2009 to December 1, 2009	863,720	$2.70
June 3, 2010 to June 24, 2010	381,930	$10.07
September 10, 2010 to September 13, 2010	64,950	$12.67
March 3, 2011	28,000	$19.10
March 23, 2011	202,504	$17.53
May 6, 2011	15,000	$19.14
June 14, 2011	41,250	$16.50
June 16, 2011	105,600	$16.19
June 20, 2011	101,500	$14.81

During the three months ended March 31, 2011, we also granted 112,093 shares of restricted common stock to board members and certain officers of the company that vest over a 36 month period commencing March 23, 2011. We did not grant any shares of restricted common stock during the three and six months ended June 30, 2010 nor during the three months ended June 30, 2011.

Significant Factors, Assumptions and Methodologies used in Determining Fair Value

We have estimated the fair value of our stock option grants using the Black-Scholes option-pricing method. We calculate the estimated volatility rate based on selected comparable public companies, due to a lack of historical information regarding the volatility of our stock price. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available. Due to our limited history of grant activity, we calculate the expected life of options granted using the “simplified method” permitted by the SEC as the arithmetic average of the total contractual term of the option and its vesting period. The risk-free interest rate assumption was based on the U.S. Treasury yield curve in effect during the year of grant for instruments with a term similar to the expected life of the related option. No dividends are expected to be paid. Forfeitures have been estimated based upon our historical and expected forfeiture experience.

During the three and six months ended June 30, 2011 and 2010, we recognized a total of $1,835,000, $3,230,000, $1,707,000 and $1,891,000, respectively, in stock-based compensation expense relating to equity awards of stock options and restricted common stock, as well as a warrant issued to CDP Gevo, LLC (“CDP”) and the purchase of the 10% minority interest in Gevo Development held by CDP pursuant to an equity purchase agreement. Each of the owners of CDP is employed by us as an Executive Vice President, Upstream Business Development and a co-managing director of Gevo Development. Stock-based compensation expense for the three months ended June 30, 2011 includes $872,000 attributable to the warrant issued to CDP and $74,000 attributable to the purchase of the 10% minority interest in Gevo Development held by CDP pursuant to an equity purchase agreement. Stock-based compensation expense for the six months ended June 30, 2011 includes $1,744,000 attributable to the warrant issued to CDP and $148,000 attributable to the purchase of the 10% minority interest in Gevo Development held by CDP pursuant to an equity purchase agreement. No expense related to the warrant issued to CDP or the purchase of the 10% minority interest was recorded during the six months ended June 30, 2010.

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

We considered the factors outlined above, as well as the results of independent outside valuations performed as of the dates listed in the table below, in determining the underlying fair value of our common stock. We used an option-pricing method, as well as other factors outlined above, to estimate the fair value of our common stock as follows:

Valuation date	Fair value per share
March 31, 2010	$10.07
August 31, 2010	$12.67
September 30, 2010	$18.97
December 31, 2010	$14.90

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

Upon the closing of our initial public offering on February 14, 2011 and the conversion of the underlying preferred stock to common stock, all outstanding warrants to purchase shares of preferred stock converted into warrants to purchase shares of our common stock. The then-current aggregate fair value of these warrants of $2,063,000 was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, and these warrants are no longer subject to periodic fair value adjustments. The 303,173 preferred stock warrants that were outstanding at December 31, 2010 became exercisable for 398,032 shares of our common stock upon completion of our initial public offering on February 14, 2011.

As of December 31, 2010, the fair value of preferred stock warrants was estimated to be $2,034,000 using an option-pricing model. During the three months ended June 30, 2011 and 2010, we recorded $0 and $660,000, respectively, in non-cash charges related to the change in fair value of preferred stock warrants. During the six months ended June 30, 2011 and 2010, we recorded $29,000 and $1,250,000, respectively, in non-cash charges related to the change in fair value of preferred stock warrants.

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

Beneficial Conversion Feature of Series D-1 Preferred Stock Financing

Gevo, Inc. issued a total of 1,902,087 shares of Series D-1 preferred between March and May 2010 and recorded a beneficial conversion feature at its aggregate intrinsic value of approximately $5,744,000 as a discount on the Series D-1 preferred with a corresponding credit to additional paid-in capital.

For the period from January 1, 2011 to the closing of our initial public offering on February 14, 2011, we recorded a deemed dividend – amortization of beneficial conversion feature on our Series D-1 convertible preferred stock of $495,000. Upon the closing of our initial public offering on February 14, 2011 and the automatic conversion of our Series D-1 preferred stock to common stock, we recalculated the intrinsic value of the beneficial conversion feature using the adjusted conversion ratio applied against the original commitment-date estimated fair value of the underlying common stock. The amount of the recalculated intrinsic value of the beneficial conversion feature exceeded the previously amortized amount of the beneficial conversion feature by $599,000, which amount was immediately amortized to retained earnings and additional paid-in capital contemporaneously with the closing of the initial public offering on February 14, 2011. Other than the entries recorded through, and upon, the closing of our initial public offering, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock will be recorded.

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

Intercompany revenues, if any, are eliminated on a consolidated basis for reporting purposes.

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

Our derivatives do not include any credit risk related contingent features. For the exchange-traded contracts, we maintain a margin deposit. We have not entered into these derivative financial instruments for trading or speculative purposes, and we have not designated any of our derivatives as hedges for financial accounting purposes.

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

Given our current period cash flow combined with a history of operating losses, we evaluated the recoverability of the book value of our property, plant and equipment. We performed an undiscounted cash flow analysis, the results of which indicate that the sum of the undiscounted cash flows is substantially in excess of the book value of the property, plant and equipment. Accordingly, no impairment charges have been recorded during the period from June 9, 2005 (date of inception) to June 30, 2011.

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

Result of Operations

Comparison of the three months ended June 30, 2011 and 2010

	Three months ended June 30, 2011	Three months ended June 30, 2010	$ Increase (decrease)	% Change
Revenue:
Grant revenue	$212,000	$462,000	$(250,000)	(54%)
Ethanol sales and related products, net	14,321,000	—	14,321,000	N/A

Total revenues	14,533,000	462,000	14,071,000	3,046%

Cost of goods sold	(13,637,000)	—	13,637,000	N/A

Gross margin	896,000	462,000	434,000	94%

Operating expenses:
Research and development	(5,338,000)	(3,210,000)	2,128,000	66%
Selling, general and administrative	(7,180,000)	(4,871,000)	2,309,000	47%
Loss on abandonment or disposal of assets	(11,000)	—	11,000	N/A

Total operating expenses	(12,529,000)	(8,081,000)	4,448,000	55%

Loss from operations	(11,633,000)	(7,619,000)	4,014,000	53%

Other (expense) income:
Interest expense	(851,000)	(361,000)	490,000	136%
Interest and other income	18,000	39,000	(21,000)	(54%)
Loss from change in fair value of warrant liabilities	—	(660,000)	(660,000)	(100%)

Other expense—net	(833,000)	(982,000)	(149,000)	(15%)

Net loss	(12,466,000)	(8,601,000)	3,865,000	45%

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	—	(779,000)	(779,000)	(100%)

Net loss attributable to Gevo, Inc. common stockholders	$(12,466,000)	$(9,380,000)	$3,086,000	33%

Revenues: The increase in ethanol sales and related products of $14,321,000 is due to our acquisition of Agri-Energy on September 22, 2010. The decrease in grant revenue of $250,000, or 54%, primarily relates to a grant award from the U.S. Department of Energy that ended in August 2010.

Cost of goods sold and gross margin: The increase in cost of goods sold of $13,637,000 relates to our acquisition of Agri-Energy on September 22, 2010. Prior to our acquisition of Agri-Energy, we did not incur or report cost of goods sold.

Research and development: The increase in research and development expense of $2,128,000, or 66%, was primarily driven by increased operating expenses at our demonstration plant in St. Joseph, Missouri and laboratory supplies and services used in our development efforts of $1,673,000 and increased payroll and related expenses, including stock-based compensation of $248,000. Research and development expense includes stock-based compensation expense of $292,000 and $313,000 for the three months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative: The increase in selling, general and administrative expense of $2,309,000, or 47%, was primarily driven by increased payroll and related expenses, including relocation, recruiting and stock-based compensation, of $797,000, increased legal, accounting, tax and public company filing and related fees of $764,000, increased public relations and corporate development costs of $488,000, and increased other costs for our Agri-Energy subsidiary of $152,000, partially offset by a decrease of $239,000 in management fees paid to CDP. Selling, general and administrative expense included stock-based compensation expense of $1,543,000 and $1,394,000 for the three months ended June 30, 2011 and 2010, respectively. Included in the $1,543,000 of stock-based compensation in selling, general and administrative expense for the three months ended June 30, 2011 is $872,000 related to the warrant issued to CDP.

Interest expense: Interest expense increased by $490,000, or 136%, due to the incurrence of additional debt, higher interest rates on our secured long-term debt facility and higher amortization of debt discounts and debt issue costs related to our debt with Lighthouse Capital Partners V, L.P. (“Lighthouse”) and TriplePoint Capital LLC (“TriplePoint”).

Loss from change in fair value of warrant liabilities: The decrease in loss from change in fair value of warrant liabilities of $660,000 related to the change in the fair value of our preferred stock warrants, which were recorded as derivatives and recognized in our consolidated balance sheet as a liability through the closing date of our initial public offering. Upon the closing of our initial public offering on February 14, 2011 and the conversion of the underlying preferred stock to common stock, all outstanding warrants to purchase shares of preferred stock converted into warrants to purchase shares of our common stock and are no longer considered to be derivatives.

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock: The decrease in deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock of $779,000 related to our issuance of Series D-1 convertible preferred stock between March and May 2010. Upon closing of our initial public offering on February 14, 2011, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock will be recorded.

Comparison of the six months ended June 30, 2011 and 2010

	Six months ended June 30, 2011	Six months ended June 30, 2010	$ Increase (decrease)	% Change
Revenue:
Grant revenue	$384,000	$792,000	$(408,000)	(52%)
Ethanol sales and related products, net	29,430,000	—	29,430,000	N/A

Total revenues	29,814,000	792,000	29,022,000	3,664%

Cost of goods sold	(28,830,000)	—	28,830,000	N/A

Gross margin	984,000	792,000	192,000	24%

Operating expenses:
Research and development	(8,604,000)	(7,878,000)	726,000	9%
Selling, general and administrative	(12,414,000)	(7,513,000)	4,901,000	65%
Loss on abandonment or disposal	(11,000)	—	11,000	N/A

Total operating expenses	(21,029,000)	(15,391,000)	5,638,000	37%

Loss from operations	(20,045,000)	(14,599,000)	5,446,000	37%

Other (expense) income:
Interest expense	(1,743,000)	(669,000)	1,074,000	161%
Interest and other income	68,000	58,000	10,000	17%
Loss from change in fair value of warrant liabilities	(29,000)	(1,250,000)	(1,221,000)	(98%)

Other expense—net	(1,704,000)	(1,861,000)	(157,000)	(8%)

Net loss	(21,749,000)	(16,460,000)	5,289,000	32%

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	(1,094,000)	(800,000)	294,000	37%

Net loss attributable to Gevo, Inc. common stockholders	$(22,843,000)	$(17,260,000)	$5,583,000	32%

Revenues: The increase in ethanol sales and related products of $29,430,000 is due to our acquisition of Agri-Energy on September 22, 2010. The decrease in grant revenue of $408,000, or 52%, primarily relates to a grant award from the U.S. Department of Energy that ended in August 2010.

Cost of goods sold and gross margin: The increase in cost of goods sold of $28,830,000 relates to our acquisition of Agri-Energy on September 22, 2010. Prior to our acquisition of Agri-Energy, we did not incur or report cost of goods sold.

Research and development: The increase in research and development expense of $726,000, or 9%, was primarily driven by increased operating expenses at our demonstration plant in St. Joseph, Missouri and laboratory supplies and services used in our development efforts of $1,885,000 and increased payroll and related expenses, including stock-based compensation, of $723,000, partially offset by achievement of a research milestone under our licensing agreement with Cargill, Incorporated (“Cargill”), for which we recorded $1,578,000 in expense during the six months ended June 30, 2010, and decreased depreciation of $389,000. Research and development expense includes stock-based compensation expense of $479,000 and $360,000 for the six months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative: The increase in selling, general and administrative expense of $4,901,000, or 65%, was primarily driven by increased payroll and related expenses, including relocation, recruiting and stock-based compensation, of $2,583,000, increased legal, accounting, tax and public company filing and related fees of $1,425,000, increased public relations and corporate development costs of $667,000, and increased other costs for our Agri-Energy subsidiary of $226,000, partially offset by a decrease of $478,000 in management fees paid to CDP. Selling, general and administrative expense included stock-based compensation expense of $2,751,000 and $1,531,000 for the six months ended June 30, 2011 and 2010, respectively. Included in the $2,751,000 of stock-based compensation in selling, general and administrative expense for the six months ended June 30, 2011 is $1,744,000 related to the warrant issued to CDP.

Interest expense: Interest expense increased by $1,074,000, or 161%, due to the incurrence of additional debt, higher interest rates on our secured long-term debt facility and higher amortization of debt discounts and debt issue costs related to our debt with Lighthouse and TriplePoint.

Loss from change in fair value of warrant liabilities: The decrease in loss from change in fair value of warrant liabilities of $1,221,000, or 98%, related to the change in the fair value of our preferred stock warrants, which were recorded as derivatives and recognized in our consolidated balance sheet as a liability through the closing date of our initial public offering. Upon the closing of our initial public offering on February 14, 2011 and the conversion of the underlying preferred stock to common stock, all outstanding warrants to purchase shares of preferred stock converted into warrants to purchase shares of our common stock and are no longer considered to be derivatives.

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock: The increase in deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock of $294,000 related to our issuance of Series D-1 convertible preferred stock between March and May 2010. Upon closing of our initial public offering on February 14, 2011, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock will be recorded.

Liquidity and Capital Resources

On February 14, 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110,408,000, after deducting underwriting discounts and commissions and other offering costs.

From inception to June 30, 2011, we have funded our operations primarily through the sale of preferred equity securities, borrowings under our secured debt financing arrangements, revenues earned and the net proceeds from our initial public offering. To date, we have not generated any revenues from the sale of isobutanol.

As of June 30, 2011, our cash and cash equivalents totaled $105,197,000. Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents on hand will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. Possible future joint ventures or acquisitions involving ethanol plant assets for retrofit to isobutanol production may be subject to our raising additional capital through future equity or debt issuances. Successful completion of our research and development program and the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Net cash used in operating activities	$(19,923,000)	$(9,350,000)
Net cash used in investing activities	$(2,255,000)	$(329,000)
Net cash provided by financing activities	$112,101,000	$30,558,000

Operating Activities

Our primary uses for cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements, for licensing of technology and for the operation of our demonstration production facility.

Cash used in operating activities of $19,923,000 for the six months ended June 30, 2011 reflected our net loss of $21,749,000 and changes in operating assets and liabilities of $3,500,000, partially offset by non-cash charges totaling $5,326,000. Non-cash charges included depreciation and amortization of $2,176,000, stock-based compensation of $3,082,000, loss from change in fair value of warrant liabilities of $29,000 and non-cash interest expense and amortization of debt discounts of $422,000, which were offset by a gain in derivative assets of $394,000. The net use of cash from our operating assets and liabilities of $3,500,000 primarily reflected an increase in inventories at Agri-Energy due to increases in the cost of corn and bushels on hand.

Cash used in operating activities of $9,350,000 during the six months ended June 30, 2010 reflected our net loss of $16,460,000 offset by non-cash charges totaling $4,818,000 and changes in operating assets and liabilities of $2,292,000. Non-cash charges included depreciation and amortization of $1,539,000, stock-based compensation of $1,891,000, loss from change in fair value of warrant liabilities of $1,250,000 and non-cash interest expense and amortization of debt discounts of $138,000. The net source of cash from our operating assets and liabilities of $2,292,000 primarily reflected accrued milestone payments under our Cargill license agreement that are payable in 2011 and 2012 and amounts accrued for work performed by ICM.

Investing Activities

During the six months ended June 30, 2011, cash used in investing activities was $2,255,000 for capital expenditures, including $1,303,000 relating to our retrofit of the Agri-Energy facility to isobutanol production which is recorded as construction in progress.

During the six months ended June 30, 2010, cash used in investing activities was $329,000 for capital expenditures.

Financing Activities

During the six months ended June 30, 2011, cash provided by financing activities was $112,101,000, primarily due to the net proceeds from our initial public offering, after deducting underwriting discounts and commissions and other offering expenses paid during the period, less principal repayments of $920,000 on our debt with Lighthouse.

During the six months ended June 30, 2010, cash provided by financing activities was $30,558,000, primarily due to the net proceeds of $31,411,000 from our sale of Series D-1 preferred stock, less payment of deferred offering costs relating to our initial public offering of $869,000.

We will require additional funding to achieve our goal of producing and selling over 350 million gallons of isobutanol in 2015.

Agri-Energy Acquisition

In September 2010, we acquired a 22 MGPY ethanol production facility in Luverne, Minnesota that we intend to retrofit to produce isobutanol. We paid a purchase price of approximately $20.6 million. In addition, we acquired and paid $4.9 million for working capital. We paid the aggregate purchase price with available cash reserves and by borrowing $12.5 million under our loan and security agreement with TriplePoint (as described below). We have begun the retrofit of the Agri-Energy facility. We intend to increase the potential production capacity of the Luverne retrofit in anticipation of future improvements from our yeast biocatalyst. We project capital costs for the Luverne retrofit to be $22 million, including the ability to switch between ethanol and isobutanol production, plus additional capital to allow for anticipated increased future production capacity. In addition to the retrofit to isobutanol production at the Agri-Energy facility, in July 2011 we made the strategic decision to invest in an enhanced yeast seed train at the Agri-Energy site to maintain direct oversight over our current yeast material and future yeast development and to provide on-site yeast production. We estimate capital costs for the enhanced yeast seed train to be up to $10 million. We expect to begin commercial production of isobutanol at the Agri-Energy facility in the first half of 2012. While we believe we will have the ability to reverse the retrofit and switch between ethanol and isobutanol production, there is no guarantee that this will be the case and it is not our intent to do so.

Redfield Energy, LLC

On June 15, 2011, we entered into an Isobutanol Joint Venture Agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), and executed the Second Amended and Restated Operating Agreement of Redfield (together, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, Gevo Development and Redfield have agreed to work together to retrofit Redfield’s approximately 50 million gallon per year ethanol production facility located near Redfield, South Dakota for the commercial production of isobutanol (the “Redfield Retrofit”). Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to Gevo Development in exchange for a payment of $1,000, which has been recorded on our balance sheet in other assets. Gevo Development is the sole holder of Class G Units which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield facility, at which time Gevo Development anticipates consolidating Redfield’s operations.

Gevo Development will be responsible for all costs associated with the Redfield Retrofit. Redfield will remain responsible for certain expenses incurred by the facility including certain repair and maintenance expenses and any costs necessary to ensure that the facility is in compliance with applicable environmental laws. We anticipate that the Redfield facility will continue its current ethanol production activities during much of the Redfield Retrofit. Once the retrofit assets have been installed, the ethanol production operations will be suspended to enable testing of the isobutanol production capabilities of the facility (the “Performance Testing Phase”). During the Performance Testing Phase, Gevo Development will be entitled to receive all revenue generated by the Redfield facility and will make payments to Redfield to cover the costs incurred by Redfield to operate the facility plus the profits, if any, that Redfield would have received if the facility had been producing ethanol during that period (the “Facility Payments”). Gevo Development has also agreed to maintain an escrow fund during the Performance Testing Phase as security for its obligation to make the Facility Payments.

If certain conditions have been met, commercial production of isobutanol at the Redfield facility will begin upon the earlier of the date upon which certain production targets have been met or the date upon which the parties mutually agree that commercial isobutanol production will be commercially viable at the then-current production rate. At that time, (i) Gevo Development will have the right to appoint a total of four members of Redfield’s 11-member board of managers, and (ii) the voting and economic interests of the Class G units will vest and Gevo Development, as the sole holder of the Class G Units, will be entitled to a percentage of Redfield’s profits, losses and distributions, to be calculated based upon the demonstrated isobutanol production capabilities of the Redfield facility.

Gevo Development, or one of its affiliates, will be the exclusive marketer of all products produced by the facility once commercial production of isobutanol has begun. Additionally, Gevo, Inc. will license the technology necessary to produce isobutanol at the facility to Redfield, subject to the continuation of the marketing arrangement described above. In the event that the isobutanol production technology fails or Redfield is permanently prohibited from using such technology, Gevo Development will forfeit the Class G Units and lose the value of its investment in Redfield.

Gevo, Inc. entered into a guaranty effective as of June 15, 2011, pursuant to which it has unconditionally and irrevocably guaranteed the payment by Gevo Development of any and all amounts owed by Gevo Development pursuant to the terms and conditions of the Joint Venture Agreement and certain other agreements that Gevo Development and Redfield expect to enter into in connection with the Redfield Retrofit.

As of June 30, 2011, we have not incurred any costs for the retrofit of the Redfield facility.

Gevo Development, LLC and CDP Gevo, LLC

In September 2010, Gevo, Inc. acquired 100% of the class B interests in Gevo Development, which comprise 10% of the outstanding equity interests of Gevo Development, from CDP pursuant to an equity purchase agreement. Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development as a wholly owned subsidiary. In exchange for the class B interests, CDP will receive aggregate consideration of up to approximately $1,143,000, of which $922,000 has been paid as of June 30, 2011 and the remainder of which is payable through January 1, 2012, subject to the terms and conditions set forth in the agreement. As of September 22, 2010, each of the owners of CDP is employed by Gevo, Inc.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $875,000 to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2,000,000 to research and development expense at its present value amount of $1,578,000 because the milestone payment will be paid over a period greater than twelve months from the date it was incurred. At June 30, 2011, the present value of the liability, $1,343,000, was recorded as $924,000 in accounts payable and accrued expenses and $419,000 in non-current liabilities. Milestones number four and five representing potential payments of up to $1,500,000 have not been met as of June 30, 2011. Upon commercialization of a product which uses the Cargill biological material or is otherwise covered by the patent rights under this agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain. The accretion of the liability was recorded to interest expense.

Secured Long-Term Debt

Lighthouse Loan and Security Agreement. On December 18, 2006, we entered into a loan and security agreement, as amended, with Lighthouse. On August 6, 2010, we repaid $5,000,000 in outstanding principal, as well as $250,000 of the final payment, under the promissory note issued in connection with the loan and security agreement, using amounts borrowed pursuant to a loan and security agreement with TriplePoint, as well as available cash reserves. As of June 30, 2011, our outstanding principal balance on our loan with Lighthouse was $2,014,000. The promissory note bears interest at a rate of 12% per annum, required interest only payments during the year ended December 31, 2010, and requires principal plus interest repayments of equal amounts over the 18 months commencing January 1, 2011 and a final payment of $204,000 due on July 1, 2012.

Under the terms of the loan agreement, we are prohibited from granting a security interest in our intellectual property assets to any other entity until Lighthouse is paid in full, and Lighthouse maintains a security interest in the assets, including equipment and fixtures, financed by the proceeds of each original loan advance made under the loan agreement until such time as the loan is paid in full. The Lighthouse agreement does not contain financial ratio covenants, but does impose certain affirmative and negative covenants, which include prohibiting us from paying any dividends or distributions or creating any liens against the collateral as defined in the agreement, as amended. We cannot borrow any further amounts under our agreement with Lighthouse. At June 30, 2011, we were in compliance with the Lighthouse debt covenants.

TriplePoint Loan and Security Agreement 1. In August 2010, concurrently with the execution of the acquisition agreement with Agri-Energy, Gevo, Inc. entered into a loan and security agreement with TriplePoint, pursuant to which we borrowed $5,000,000. The loan and security agreement includes customary affirmative and negative covenants for agreements of this type and events of default, including, disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, or acquiring or merging with another entity, excluding Agri-Energy, unless we receive the prior approval of TriplePoint. The aggregate amount outstanding under the loan and security agreement bears interest at a rate equal to 13%, is subject to an end-of-term payment equal to 8% of the amount borrowed and is secured by substantially all of the assets of Gevo, Inc., other than our intellectual property. This loan is also secured by substantially all of the assets of Agri-Energy, LLC. Additionally, under the terms of each of (i) the loan and security agreement and (ii) Gevo, Inc.’s guarantee of Gevo Development’s and Agri-Energy’s obligations under the loan and security agreement described below, Gevo, Inc. is prohibited from granting a security interest in its intellectual property assets to any other entity until both TriplePoint loans are paid in full. The loan matures on August 31, 2014, and provides for interest only payments during the first 24 months. An additional interest-only period may be elected now that we have completed an initial public offering and a subsequent interest-only period may be elected in the event that we are producing isobutanol at our Agri-Energy facility by June 30, 2012. Each such additional interest-only period may be for a maximum of 6 months, for a total possible interest-only extension period of 12 months. We used the funds from this loan to repay a portion of our existing indebtedness with Lighthouse. At June 30, 2011, we were in compliance with the debt covenants under this loan and security agreement.

TriplePoint Loan and Security Agreement 2. In August 2010, Gevo Development also entered into a loan and security agreement with TriplePoint under which, upon the satisfaction of certain conditions, Gevo Development could borrow up to $12.5 million to finance the transactions contemplated by the acquisition agreement with Agri-Energy. In September 2010, Gevo Development borrowed the $12.5 million and closed the transactions contemplated by the acquisition agreement, at which time the loan and security agreement was amended and Agri-Energy, LLC became a borrower under the loan and security agreement. The loan and security agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The aggregate amount outstanding under the loan and security agreement bears interest at a rate equal to 13% and is subject to an end-of-term payment equal to 8% of the amount borrowed. The loan is secured by the equity interests of Agri-Energy, LLC held by Gevo Development and substantially all the assets of Agri-Energy, LLC. The loan matures on September 1, 2014, and provides for interest-only payments during the first 24 months. An additional interest-only period may be elected now that Gevo, Inc. has completed an initial public offering and a subsequent interest-only period may be elected in the event that Gevo, Inc. is producing isobutanol at its Agri-Energy facility by June 30, 2012. Each such additional interest-only period may be for a maximum of 6 months, for a total possible interest-only extension period of 12 months. The loan is guaranteed by Gevo, Inc. pursuant to a continuing guaranty executed by Gevo, Inc. in favor of TriplePoint, which is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property. At June 30, 2011, we were in compliance with the debt covenants under this loan and security agreement.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2010:

	Total	2011	2012	2013	2014	2015 and Thereafter
Secured long-term debt, including current portion (before debt discounts)(1)	$22,038,000	$1,897,000	$3,371,000	$8,478,000	$8,292,000	$—
Cash interest payments on long-term debt(1)	6,742,000	2,536,000	2,312,000	1,523,000	371,000	—
Operating leases(2)	1,288,000	499,000	497,000	292,000	—	—
Payments to CDP for purchase of Class B interest(3)	369,000	295,000	74,000	—	—	—
Payments due under Cargill license agreement (4)	2,000,000	1,000,000	1,000,000	—	—	—

Total	$32,437,000	$6,227,000	$7,254,000	$10,293,000	$8,663,000	$—

(1)	Includes principal and final payments on our long-term debt as of December 31, 2010. With respect to each of the TriplePoint loans, an additional interest-only period may be elected now that Gevo, Inc. has completed an initial public offering and a subsequent interest-only period may be elected in the event that Gevo, Inc. is producing isobutanol at its Agri-Energy facility by June 30, 2012. Each such additional interest-only period may be for a maximum of 6 months, for a total possible interest-only extension period of 12 months. If one or both of these interest-only periods is elected, the amounts shown during the years ended December 31, 2012 through 2014 will be different.
(2)	Our commitments for operating leases primarily relate to our leased facility in Englewood, Colorado.
(3)	In September 2010, Gevo, Inc. purchased all of the outstanding class B interests in Gevo Development from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP will receive aggregate consideration of up to approximately $1,143,000, (i) $500,000 of which was paid on September 22, 2010, (ii) $274,000 of which was paid on December 30, 2010, (iii) $74,000 of which was paid on January 1, 2011, (iv) $74,000 of which was paid on April 1, 2011, and (v) the remainder of which is payable through January 1, 2012, subject to the terms and conditions set forth in the equity purchase agreement.
(4)	During March 2010, we completed milestone number three under our license agreement with Cargill which is being paid as $2,000,000 over eight quarters beginning January 1, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk profile has not changed significantly during the first six months of 2011.

Interest Rate Risk

We had unrestricted cash and cash equivalents totaling $105,197,000 at June 30, 2011. These amounts were invested primarily in demand deposit checking and savings accounts and are held for working capital purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% during the three months ended June 30, 2011 and 2010, our interest income would have declined by approximately $0 and $4,000, respectively, assuming consistent investment levels.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

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

We have incurred net losses since our inception, including losses of $14.5 million, $19.9 million and $40.1 million in 2008, 2009 and 2010, respectively. We incurred a net loss of $21.7 million for the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of $108.2 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues have been extremely limited and we have not generated any revenues from the sale of isobutanol. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. Since the completion of the Agri-Energy acquisition in September 2010, we have generated revenue from the sale of ethanol and related products, and we expect to continue to generate revenue from the sale of all such products that are produced prior to the completion of the retrofit of our Luverne, Minnesota facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements, our revenues could be adversely affected. Furthermore, we expect to spend significant amounts on further development of our technology, acquiring or otherwise gaining access to ethanol plants and retrofitting them for isobutanol production, marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant. In particular, over time, the costs of defending the lawsuit filed by Butamax, a joint venture between DuPont and BP, alleging that we have infringed upon one patent relating to the production of isobutanol, may become significant (as described further in Part II, Item 1 of this Report). As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during this period, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our planned retrofits of the ethanol production facilities in Luverne, Minnesota and Redfield, South Dakota will be our first commercial retrofits, and, as a result, our production of isobutanol could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In September 2010, we acquired ownership of an ethanol production facility in Luverne, Minnesota and in June 2011, we acquired access to a second ethanol production facility in Redfield, South Dakota pursuant to our joint venture with Redfield. We intend to retrofit both facilities to produce isobutanol. While we anticipate that additional funding for the retrofits may be available from TriplePoint, cost overruns or other unexpected difficulties could cause the retrofits to cost more than we anticipate, which could increase our need for such funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our initial commercial production of isobutanol. If additional funding is not available to us, or not available on terms acceptable to us, it could force us to use significantly more of our own funds than planned, limiting our ability to acquire access to or retrofit additional ethanol plants. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

There is no guarantee we will be able to maintain Agri-Energy’s historical revenues and results from operations, and Agri-Energy’s historical financial statements will not be a strong indicator of our future earnings potential.

While we remain a development stage company, Agri-Energy operates a commercial ethanol facility in Luverne, Minnesota, which generates revenues from sales of ethanol. There is no guarantee that we will be able to maintain Agri-Energy’s historical levels of revenue or results from operations. We plan to retrofit the Agri-Energy facility to produce isobutanol, and our future profitability depends on our ability to produce and market isobutanol, not on continued production and sales of ethanol. Because the risks involved in our isobutanol production are different from those involved with operating an ethanol production facility, Agri-Energy’s financial results prior to the completion of the planned retrofit to isobutanol production will not be a reliable indicator of our future earnings potential. Furthermore, our planned retrofit will require a significant amount of time. While we believe the facility will be able to continue ethanol production during most of the modification and retrofit process, there is no guarantee that this will be the case and we may need to significantly reduce or halt ethanol production during the modification and/or retrofit. In addition, the retrofit of the Agri-Energy facility will be subject to the risks inherent in the build-out of any manufacturing facility, and we may not be able to produce isobutanol at the volumes, rates and costs we expect following the retrofit. While we believe we will have the ability to reverse the retrofit and switch between ethanol and isobutanol production, the Agri-Energy facility may fail to perform as expected following completion of the retrofit. If we are unable to continue ethanol production during the modification and/or retrofit process or if we are unable to produce isobutanol at the volumes, rates and costs we expect and are unable to switch back to ethanol production, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

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

We have estimated the retrofit and operating costs for our initial large-scale commercial isobutanol facility in Luverne, Minnesota based upon a commercial engineering study completed by ICM in May 2010. Neither we nor ICM have ever built (through retrofit or otherwise) or operated a commercial isobutanol facility. We assume that we understand how the engineering and process characteristics of the one MGPY demonstration facility will scale up to larger facilities, but these assumptions may prove to be incorrect. Accordingly, we cannot be certain that we can manufacture isobutanol in an economical manner in commercial quantities. If our costs to build large-scale commercial isobutanol facilities is significantly higher than we expect or if we fail to manufacture isobutanol economically on a commercial scale or in commercial volumes, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We may not be able to successfully identify and acquire access to additional ethanol production facilities suitable for efficient retrofitting, or acquire access to sufficient capacity to be commercially viable or meet customer demand.

Our strategy currently includes accessing and retrofitting, either independently or with potential development partners, existing ethanol facilities for the production of large quantities of isobutanol for commercial distribution and sale. We have acquired one 22 MGPY ethanol production facility and acquired access to one 50 MGPY ethanol production facility pursuant to our joint venture with Redfield. We plan to acquire additional production capacity to enable us to produce and sell over 350 MGPY of isobutanol in 2015. We may not find development partners with whom we can implement this growth strategy, and we may not be able to identify facilities suitable for joint venture, acquisition or lease. Even if we successfully identify a facility suitable for efficient retrofitting, we may not be able to acquire access to such facility in a timely manner, if at all. The owners of the ethanol facility may reach an agreement with another party, refuse to consider a joint venture, acquisition or lease, or demand more or different consideration than we are willing to provide. In particular, if the profitability of ethanol production increases, plant owners may be less likely to consider modifying their production, and thus may be less willing to negotiate with us or agree to allow us to retrofit their facilities for isobutanol production. Even if the owners of the facility are interested in reaching an agreement that grants us access to the plant, negotiations may take longer, or cost more, than we expect, and we may never achieve a final agreement. Further we may not be able to raise capital on acceptable terms, or at all, to finance our joint venture, acquisition, participation or lease of facilities. Even if we are able to access and retrofit several facilities, we may fail to access enough capacity to be commercially viable or meet the volume demands of our customers, including pursuant to definitive supply or distribution agreements that we may enter into. Failure to acquire access to sufficient capacity in a timely manner, if at all, may slow or stop our commercialization process and cause our business performance to suffer.

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

Even if we secure access to sufficient volumes of feedstock, the facilities we retrofit for isobutanol production may fail to perform as expected. The equipment and subsystems installed during the retrofit may never operate as planned. Our systems may prove incompatible with the original facility, or require additional modification after installation. Our biocatalyst may perform less efficiently than it did in testing, if at all. Contamination of plant equipment may require us to replace our biocatalyst more often than expected, or cause our fermentation process to yield undesired or harmful by-products. Likewise, our feedstock may contain contaminants like wild yeast, which naturally ferments feedstock into ethanol. The presence of contaminants, such as wild yeast, in our feedstock could reduce the purity of the isobutanol that we produce and require us to invest in more costly isobutanol separation processes or equipment. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may prove prohibitive. Any or all of these risks could prevent us from achieving the production throughput and yields necessary to achieve our target annualized production run rates and/or to meet the volume demands of our customers, including pursuant to definitive supply or distribution agreements that we may enter into. Failure to achieve these rates, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.

We may be unable to produce isobutanol in accordance with customer specifications.

Even if we produce isobutanol at our targeted rates, we may be unable to produce isobutanol that meets customer specifications. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. A failure to successfully meet the specifications of our potential customers could decrease demand, and significantly hinder market adoption of our products.

We lack significant experience operating commercial-scale ethanol and isobutanol facilities, and may encounter substantial difficulties operating commercial plants or expanding our business.

We have very limited experience operating a commercial ethanol facility and no experience operating a commercial isobutanol facility. Accordingly, we may encounter significant difficulties operating at a commercial scale. We believe that our facilities will be able to continue producing ethanol during much of the retrofit process. We will need to successfully administer and manage this production. Though ICM and the employees of Agri-Energy and Redfield are experienced in the operation of ethanol facilities, and our future development partners or the entities that we acquire may likewise have such experience, we may be unable to manage ethanol producing operations, especially given the possible complications associated with a simultaneous retrofit. Once we complete a commercial retrofit, operational difficulties may increase, because neither we nor anyone else has experience operating a pure isobutanol fermentation facility at a commercial scale. The skills and knowledge gained in operating commercial ethanol facilities or small-scale isobutanol plants may prove insufficient for successful operation of a large-scale isobutanol facility, and we may be required to expend significant time and money to develop our capabilities in isobutanol facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

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

We have engaged in negotiations with a number of companies, and have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including LANXESS, Toray Industries, Inc., United Air Lines, Inc. and TOTAL PETROCHEMICALS USA, Inc. However, as of June 30, 2011, we are not party to any final, definitive supply or distribution agreements for our isobutanol, other than our exclusive supply agreement with LANXESS. We may be unable to negotiate final terms in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, as we have yet to produce or supply commercial volumes of isobutanol to any customer, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

We rely heavily upon our relationship with ICM. In October 2008, we entered into a development agreement and a commercialization agreement with ICM. Pursuant to the terms of the development agreement, ICM engineers helped us install the equipment necessary to test and develop our isobutanol fermentation process at ICM’s one MGPY ethanol demonstration facility, and ICM agreed to assist us in running and maintaining the converted plant. We currently use the demonstration plant to improve our second-generation biocatalyst and develop processes for commercial-scale production of isobutanol. Under the commercialization agreement, ICM serves as our exclusive engineering, procurement and construction (EPC) contractor for the retrofit of ICM-designed ethanol plants, and we serve as ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars.

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

To date, we have funded our operations primarily through equity offerings, including our initial public offering in February 2011, and the issuance of convertible and nonconvertible debt. Based on our current plans and expectations, we will require additional funding to achieve our goal of producing and selling over 350 million gallons of isobutanol in 2015. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant. Currently, we are a defendant to a lawsuit filed by Butamax, a joint venture between DuPont and BP, alleging that we have infringed upon one patent relating to the production of isobutanol (as described further in Part II, Item 1 of this Report). Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of June 30, 2011, we exclusively licensed rights to 74 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 208 filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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

In December 2006, we entered into a loan and security agreement, as amended, with Lighthouse, and in August 2010, we entered into two loan and security agreements with TriplePoint. Pursuant to the terms of these loan and security agreements, we cannot engage in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of Lighthouse and/or TriplePoint. If Lighthouse and/or TriplePoint do not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan(s) in full. As of June 30, 2011, the aggregate outstanding principal and final payment under our loan from Lighthouse was approximately $2.2 million, and the aggregate outstanding principal and final payments under the two loans from TriplePoint was approximately $18.9 million.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. We may have experienced one or more ownership changes in prior years, and the issuance of shares in connection with our initial public offering may itself have triggered an ownership change; hence our ability to utilize our net operating losses to offset income if we attain profitability may be limited. In addition, these loss carry-forwards expire at various times through 2030. We believe that it is more likely than not that these carry-forwards will not result in any material future tax savings.

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

Our officers, directors and existing stockholders who held at least 5% of our common and preferred stock as of June 30, 2011 together control approximately 70.4% of our outstanding common stock. As of June 30, 2011, Khosla Ventures I, L.P. and its affiliates (“Khosla Ventures”), Virgin Green Fund I, L.P. and its affiliates (“Virgin Green”), Total Energy Ventures International, LANXESS Corporation, Burrill Life Sciences Capital Fund III, L.P. (“Burrill”), and Malaysian Life Sciences Capital Fund Ltd. (“Malaysian Capital”), beneficially owned approximately 28%, 10.7%, 9.4%, 8.6%, 7.3% and 6.4% of our outstanding common stock, respectively. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our three largest stockholders as of June 30, 2011 beneficially own, collectively, approximately 48.1% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Based on shares outstanding as of June 30, 2011, 20,003,232 shares of our common stock are subject to a 180-day contractual lock-up with the underwriters. Upon expiration of the lockup agreements, these shares will be eligible for immediate resale, subject in some cases to the volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). These shares represent a substantial fraction of our total shares outstanding, and sales of these shares upon expiration of the lock-up could significantly depress our share price.

In addition, as of June 30, 2011, there were 3,359,800 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act. Moreover, holders of an aggregate of approximately 16,892,912 shares of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding options and warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

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

None.

Use of Proceeds from Public Offering of Common Stock

On February 14, 2011, we closed our initial public offering. The offer and sale of 8,222,500 shares of our common stock in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168792), which was declared effective by the SEC on February 8, 2011. The principal underwriters of the initial public offering were UBS Securities LLC, Piper Jaffray & Co. and Citigroup Global Markets Inc. We raised approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering costs of $4.3 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). We have and intend to continue to invest these funds in demand deposit accounts or short-term investment-grade securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1†*	Acquisition Agreement, by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10

4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

10.1†	Isobutanol Joint Venture Agreement, by and between Gevo Development, LLC and Redfield Energy, LLC, dated June 15, 2011.					X

10.2†	Second Amended and Restated Operating Agreement of Redfield Energy, LLC, dated June 13, 2011.					X

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

101#	Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the six months ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to the Consolidated Financial Statements.					X

*	Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.

By:	/s/ MARK SMITH
Mark Smith Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 3, 2011