Form 10-Q
period 2011-09-30
Gevo, Inc.
filed 2011-11-02
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 25, 2011, 26,066,636 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and September 30, 2010, and for the period from June 9, 2005 (date of inception) to September 30, 2011	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to September 30, 2011	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Removed and Reserved	74
Item 5.	Other Information	74
Item 6.	Exhibits	75

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,605,000	$15,274,000
Accounts receivable	2,749,000	2,830,000
Inventories	4,974,000	3,765,000
Prepaid expenses and other current assets	1,287,000	1,040,000
Derivative asset	1,370,000	361,000
Margin deposit	—	624,000

Total current assets	107,985,000	23,894,000
PROPERTY, PLANT AND EQUIPMENT—Net	24,372,000	23,465,000
DEFERRED OFFERING COSTS	—	3,152,000
DEBT ISSUE COSTS	692,000	929,000
DEPOSITS AND OTHER ASSETS	130,000	169,000

TOTAL	$133,179,000	$51,609,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,219,000	$7,903,000
Current portion of secured long-term debt—Net of $174,000 and $113,000 discount at September 30, 2011 and December 31, 2010, respectively	1,747,000	1,785,000
Derivative liability	—	405,000
Fair value of warrant liabilities	—	2,034,000

Total current liabilities(*)	11,966,000	12,127,000
SECURED LONG-TERM DEBT—Net of $1,045,000 and $1,493,000 discount, less current portion, at September 30, 2011 and December 31, 2010, respectively	17,671,000	18,647,000
OTHER LIABILITIES	247,000	876,000

Total liabilities	29,884,000	31,650,000

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.01 par value per share; none and 15,246,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; none and 14,613,602 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively; aggregate liquidation preference of $0 and $90,660,000 at September 30, 2011 and December 31, 2010, respectively	—	146,000
Preferred stock, $0.01 par value per share; 5,000,000 and no shares authorized at September 30, 2011 and December 31, 2010, respectively; none issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value per share; 100,000,000 and 30,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 25,986,237 and 1,160,657 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	260,000	12,000
Additional paid-in capital	223,510,000	105,128,000
Deficit accumulated during development stage	(120,475,000)	(85,327,000)

Total stockholders’ equity	103,295,000	19,959,000

TOTAL	$133,179,000	$51,609,000

*	Liabilities of Gevo, Inc.’s consolidated subsidiaries for which creditors do not have recourse to the general credit of Gevo, Inc. were $2,796,000 and $4,785,000 at September 30, 2011 and December 31, 2010, respectively, and are recorded within current liabilities.

See notes to condensed consolidated financial statements

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From June 9, 2005 (Date of Inception) To September 30,
	2011	2010	2011	2010	2011
REVENUES:
Ethanol sales and related products, net	$17,318,000	$975,000	$46,748,000	$975,000	$61,513,000
Licensing revenue	—	138,000	—	138,000	138,000
Grant revenue	188,000	383,000	572,000	1,175,000	3,308,000

Total revenues	17,506,000	1,496,000	47,320,000	2,288,000	64,959,000

COST OF GOODS SOLD	(16,232,000)	(856,000)	(45,062,000)	(856,000)	(58,508,000)

GROSS MARGIN	1,274,000	640,000	2,258,000	1,432,000	6,451,000

OPERATING EXPENSES:
Research and development	(5,211,000)	(3,554,000)	(13,815,000)	(11,432,000)	(51,281,000)
Selling, general and administrative	(7,587,000)	(11,601,000)	(20,001,000)	(19,114,000)	(61,436,000)
Lease termination costs	—	—	—	—	(894,000)
Loss on abandonment or disposal of assets	—	—	(11,000)	—	(354,000)

Total operating expenses	(12,798,000)	(15,155,000)	(33,827,000)	(30,546,000)	(113,965,000)

LOSS FROM OPERATIONS	(11,524,000)	(14,515,000)	(31,569,000)	(29,114,000)	(107,514,000)

OTHER (EXPENSE) INCOME:
Interest and other expense	(798,000)	(779,000)	(2,541,000)	(1,448,000)	(7,543,000)
Interest and other income	17,000	38,000	85,000	96,000	721,000
Loss from change in fair value of warrant liabilities	—	(2,052,000)	(29,000)	(3,302,000)	(2,852,000)

Other expense—net	(781,000)	(2,793,000)	(2,485,000)	(4,654,000)	(9,674,000)

NET LOSS	(12,305,000)	(17,308,000)	(34,054,000)	(33,768,000)	(117,188,000)

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	—	(989,000)	(1,094,000)	(1,789,000)	(3,872,000)

NET LOSS ATTRIBUTABLE TO GEVO, INC. COMMON STOCKHOLDERS	$(12,305,000)	$(18,297,000)	$(35,148,000)	$(35,557,000)	$(121,060,000)

Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	$(0.48)	$(15.87)	$(1.61)	$(31.12)

Weighted-average number of common shares outstanding—basic and diluted	25,870,060	1,152,839	21,866,633	1,142,498

See notes to condensed consolidated financial statements

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Cumulative Amounts From June 9, 2005 (Date of Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,054,000)	$(33,768,000)	$(117,188,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,372,000	2,173,000	9,064,000
Stock-based compensation	4,897,000	9,250,000	16,617,000
Stock expense for shares issued pursuant to license agreements	—	—	10,000
Noncash interest expense and amortization of debt discounts and debt issue costs to noncash interest expense	625,000	573,000	2,778,000
Loss from change in fair value of warrant liabilities	29,000	3,302,000	2,852,000
Loss (gain) from change in derivative	(1,414,000)	(70,000)	(1,975,000)
Loss on abandonment or disposal of fixed assets	11,000	—	354,000
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	81,000	(219,000)	(750,000)
Prepaid expenses and other current assets	(535,000)	146,000	(652,000)
Inventories	(1,209,000)	522,000	(1,404,000)
Margin deposit	624,000	(13,000)	892,000
Deposits and other assets	—	1,000	(90,000)
Accounts payable, accrued expenses, and long-term liabilities	1,813,000	2,233,000	7,975,000

Net cash used in operating activities	(25,760,000)	(15,870,000)	(81,517,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(3,580,000)	(472,000)	(11,820,000)
Acquisition of Agri-Energy, net of cash acquired	—	(24,378,000)	(24,936,000)
Proceeds from the sale of property and equipment	—	—	5,000
Restricted certificate of deposit	40,000	40,000	(79,000)

Net cash used in investing activities	(3,540,000)	(24,810,000)	(36,830,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock (excluding our initial public offering)	21,000	16,000	43,000
Proceeds from issuance of convertible preferred stock	—	31,564,000	86,025,000
Proceeds from issuance of convertible promissory notes with warrant	—	—	3,000,000
Proceeds from issuance of secured long-term debt	—	17,500,000	26,578,000
Proceeds from issuance of warrants	—	—	1,000
Proceeds from exercise of warrants	—	592,000	592,000
Payments on secured long-term debt	(1,402,000)	(5,250,000)	(7,795,000)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	114,704,000	—	114,704,000
Deferred offering costs	(1,692,000)	(1,351,000)	(4,296,000)
Debt issue costs	—	(962,000)	(1,033,000)
Payment of stock issuance costs	—	(153,000)	(1,867,000)

Net cash provided by financing activities	111,631,000	41,956,000	215,952,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,331,000	1,276,000	97,605,000

CASH AND CASH EQUIVALENTS:
Beginning of period	15,274,000	21,240,000	—

Ending of period	$97,605,000	$22,516,000	$97,605,000

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Cumulative Amounts From June 9, 2005 (Date of Inception) to September 30, 2011
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS—Investing and financing:
Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in capital	$2,063,000	$—	$2,063,000

Warrants issued with secured long-term debt	$—	$177,000	$749,000

Warrants issued with convertible promissory notes	$—	$—	$505,000

Promissory notes and accrued interest converted to Series C preferred stock	$—	$—	$3,043,000

Issuance of common stock pursuant to license agreements	$—	$—	$10,000

Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$—	$1,458,000	$1,458,000

Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$—	$1,000,000	$1,000,000

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	$1,094,000	$1,789,000	$3,872,000

Reclassified deferred offering costs to additional paid-in capital upon initial public offering	$4,296,000	$—	$4,296,000

Accrued Agri-Energy acquisition payments	$—	$642,000	$—

Capital asset additions in accounts payable and accrued expenses	$648,000	$313,000	$648,000

Capital asset additions acquired using prepaid credit with ICM, Inc.	$288,000	$78,000	$726,000

Accrued debt issue costs	$—	$71,000	$—

Accrued deferred offering costs	$—	$1,229,000	$—

SUPPLEMENTAL CASH FLOW DISCLOSURE—Cash paid for interest, net of amounts capitalized	$1,766,000	$771,000	$4,456,000

See notes to condensed consolidated financial statements

GEVO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Significant Accounting Policies

Nature of Business—Gevo, Inc. (together with its subsidiaries, the “Company”) is a renewable chemicals and advanced biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005. Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) on September 18, 2009 to finance and develop biorefineries through joint venture or direct acquisition (Note 6). Gevo Development became a wholly owned subsidiary of the Company on September 22, 2010. Gevo Development purchased all of the membership interests of Agri-Energy, LLC and certain assets of Agri-Energy Limited Partnership (collectively referred to as “Agri-Energy”) on September 22, 2010 (Note 2). Agri-Energy, a wholly owned subsidiary of Gevo Development, is currently engaged in the business of producing and selling ethanol and related products produced at its ethanol plant located in Luverne, Minnesota. The retrofit of the Luverne, Minnesota facility to the production of isobutanol is currently underway and is expected to be completed in the first half of 2012.

On February 14, 2011, the Company completed its initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110,408,000, after deducting underwriting discounts and commissions of $8,634,000 and other offering costs of $4,296,000. Upon the closing of the initial public offering, the Company’s outstanding shares of convertible preferred stock were automatically converted into 16,329,703 shares of common stock and the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 398,032 shares of common stock.

At September 30, 2011, the Company is considered to be in the development stage as its primary activities, since incorporation, have been conducting research and development, business development, business and financial planning, establishing its facilities, recruiting personnel and raising capital. Successful completion of the Company’s research and development program, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

Following the Company’s acquisition of Agri-Energy on September 22, 2010, the Company began recording revenue from the sale of ethanol and related products. Because the production of ethanol is not the Company’s intended business, the Company will continue to report as a development stage company until it begins to generate revenue from the sale of isobutanol or other products that are or will become the Company’s intended business.

Financial Condition—The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2011, the Company incurred a consolidated net loss of $34,054,000 and had an accumulated deficit of $120,475,000. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.

The Company has funded its activities since inception primarily through private placements of convertible preferred stock, the issuance of convertible and nonconvertible debt and proceeds raised through its initial public offering. The Company expects to obtain funding through additional equity offerings and issuance of debt until it achieves positive cash flow from operations. The Company’s cash and cash equivalents at September 30, 2011 totaled $97,605,000. Management expects that cash on hand will provide the Company with adequate funding for at least the next 12 months. There are no assurances that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flow from operations. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the Company’s inability to raise sufficient funds or achieve profitability.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments considered necessary to present fairly the Company’s interim financial information. The interim results presented are not necessarily indicative of the results that may be expected for the full year or for any future year or interim period.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with a remaining maturity of three months or less at the date of acquisition to be cash equivalents. The Company maintains its cash in bank deposits that at times exceed federally insured limits.

Deferred Offering Costs—Deferred offering costs include costs directly attributable to the Company’s offering of its equity securities. These costs are deferred and capitalized and are charged against the proceeds of the offering.

Debt Issue Costs and Debt Discount—Debt issue costs are costs incurred in connection with the Company obtaining financing that have been capitalized and are being amortized over the stated maturity period of the related debt, using the effective interest method. Debt discounts incurred with the issuance of long-term debt are amortized to interest expense over the terms of the debt using the effective interest method and are recorded on the condensed consolidated balance sheets as a reduction to long-term debt.

Accounts Receivable—The Company records receivables for products shipped but for which payment has not yet been received. As of September 30, 2011 and December 31, 2010, no allowance for doubtful accounts has been recorded, based upon the expected full collection of the accounts receivable. Substantially all ethanol sold through Agri-Energy from the date of acquisition through September 30, 2011 was sold to C&N Ethanol Marketing (“C&N”). Accounts receivable from C&N made up 54% and 56% of the Company’s total accounts receivable balance at September 30, 2011 and December 31, 2010, respectively.

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

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities—The Company enters into forward purchase contracts for corn and natural gas as a means of securing corn and natural gas used in ethanol production. These transactions are considered to be derivatives and, prior to January 1, 2011, were recorded on the balance sheet as assets and liabilities based on each derivative’s fair value. The changes in the fair value of these derivative contracts were recognized in income as a component of cost of goods sold. Effective January 1, 2011, the Company designates all of its forward purchase contracts for corn and natural gas under the normal purchases and normal sales scope exception and therefore they will no longer be marked to market. To qualify for the normal purchases and normal sales scope exception, a contract must provide for the purchase or sale of commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. The Company also enters into exchange-traded futures contracts for corn as a means of managing exposure to changes in corn prices. These transactions are considered to be derivatives and are recorded on the balance sheet as assets and liabilities based on the derivative’s fair value. Changes in the fair value of the derivative contracts are recognized currently in income unless specific hedge accounting criteria are met. The Company has not designated any of its derivatives as hedges for financial reporting purposes.

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

Impairment of Long-Lived Assets—The Company periodically evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, and, if appropriate, reduces the carrying value whenever events or changes in business conditions indicate the carrying amount of the assets may not be fully recoverable. Recognition of impairment of long-lived assets is made in the event the carrying value of such assets exceeds the fair value. The carrying amount may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company considered various factors when determining if these assets should be evaluated for impairment. The Company has not yet generated positive cash flows from operations, and such cash flows may not materialize for a significant period in the future, if ever. Additionally, the Company may make changes to its business plan that will result in changes to the expected cash flows from long-lived assets. As a result, it is possible that future evaluations of long-lived assets may result in impairment. No impairment charges have been recorded during the period from June 9, 2005 (date of inception) to September 30, 2011.

Patents—All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain. Patent-related legal expenses incurred and recorded as selling, general and administrative expense during the three months ended September 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to September 30, 2011, were $563,000, $244,000 and $4,017,000, respectively. Patent-related legal expenses incurred and recorded as selling, general and administrative expense during the nine months ended September 30, 2011 and 2010 were $1,053,000 and $638,000, respectively.

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

Income Taxes—The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized (Note 14). At September 30, 2011 and December 31, 2010, the Company had no material unrecognized tax benefits and had no accrued interest or penalties related to uncertain tax positions. The Company classifies interest and penalties arising from the underpayment of income taxes in the condensed consolidated statements of operations as income tax expense.

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

Concentrations of Credit Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. Substantially all ethanol sold through Agri-Energy from the date of acquisition through September 30, 2011 was sold to C&N.

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

As of September 30, 2011 and December 31, 2010, there were no transactions measured at fair value on a nonrecurring basis. The following table shows assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and the input categories associated with those assets and liabilities.

	Fair Value as of September 30, 2011	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Assets—Exchange-traded derivatives	$1,370,000	$1,370,000	$—	$—

	Fair Value as of December 31, 2010	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Liabilities—Fair value of warrant liabilities	$(2,034,000)	$—	$—	$(2,034,000)

Liabilities—Exchange-traded derivatives	$(405,000)	$(405,000)	$—	$—

Assets—Forward purchase contracts for corn	$361,000	$—	$361,000	$—

The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2011 and 2010 are as follows:

Fair Value of Warrant Liabilities
Liabilities:
Balance—December 31, 2010	$2,034,000
Change in fair value of warrants	29,000
Conversion of preferred stock warrants to common stock warrants and reclassification of related liability to additional paid-in-capital (February 14, 2011)	(2,063,000)

Balance—June 30, 2011	$—
Change in fair value of warrants	—

Balance—September 30, 2011	$—

Fair Value of Warrant Liabilities
Liabilities:
Balance—December 31, 2009	$982,000
Change in fair value of warrants	1,250,000

Balance—June 30, 2010	$2,232,000
Change in fair value of warrants	2,052,000
Initial measurement of warrants issued during the period	177,000
Warrants exercised during the period and liability reclassified to additional paid-in-capital	(1,458,000)

Balance—September 30, 2010	$3,003,000

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

Environmental Liabilities—The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2011 and December 31, 2010.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share during each period as the effect was anti-dilutive:

	September 30, 2011	September 30, 2010
Convertible preferred stock upon conversion to common stock (on an as-converted basis)(1)	—	16,329,665
Warrants to purchase convertible preferred stock (on an as-converted basis)(1)	—	303,173
Warrants to purchase common stock (at period-end)	1,086,785	858,000
Outstanding stock options to purchase common stock (at period-end)	3,407,096	2,894,265
Outstanding common stock purchase rights under Employee Stock Purchase Plan (at period-end)	22,843	—
Unvested restricted common stock (at period-end)	95,671	7,292

Total	4,612,395	20,392,395

(1)	The convertible preferred stock and convertible preferred stock warrants were computed on an as-converted basis using a one-to-one conversion rate for all series of preferred stock, except for the Series D-1 preferred stock where the Company used a conversion rate of 1.9022, which was the conversion rate applicable at the closing of the Company’s initial public offering on February 14, 2011.

Recent Accounting Pronouncements—In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amends ASC Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. The Company does not expect that adoption of ASU 2011-04 will have a significant impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures—Improving Disclosures above Fair Value Measurements,” that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. This amendment requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This amendment is effective for fiscal years beginning after December 15, 2010. The adoption did not have a material impact on the condensed consolidated financial statements of the Company.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations,” to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the financial position, results of operations or cash flows of the Company; however, the Company may have additional disclosure requirements if the Company completes a business combination in the future.

2. Acquisition of Agri-Energy

In September 2010, Gevo Development acquired Agri-Energy and its ethanol production facility located in Luverne, Minnesota, which the Company is retrofitting for isobutanol production. The Company paid a purchase price of approximately $20,602,000. In addition, the Company acquired and paid $4,919,000 for working capital, resulting in a total amount paid of $25,521,000. As of September 30, 2011, $1,660,000 remained in escrow as security for seller indemnification obligations and, subject to any claims that are made, will be released in December 2011.

The acquisition of Agri-Energy was completed as part of the Company’s strategy of acquiring access to ethanol production facilities for future retrofit to produce isobutanol. Upon completion of the acquisition, Gevo Development acquired effective control of Agri-Energy on September 22, 2010. The acquisition was accounted for under the acquisition method of accounting which requires, among other things, that all assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (September 22, 2010):

Assets acquired:
Cash	$585,000
Receivables	1,999,000
Inventory	3,570,000
Other current assets	1,256,000
Property, plant and equipment	20,602,000

Total assets acquired	$28,012,000

Liabilities assumed:
Accounts payable and accrued expenses	$1,843,000
Other current liabilities	648,000

Total liabilities assumed	$2,491,000

Net assets acquired	$25,521,000

3. Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Estimated Useful Lives		September 30, 2011	December 31, 2010
Computer, office equipment, and software	3 years		$580,000	$581,000
Lab equipment, furniture & fixtures and vehicles	5 years		3,846,000	3,432,000
Leasehold improvements	5 years	(1)	452,000	380,000
Pilot plant	3 years		721,000	721,000
Demonstration plant	2 years	(2)	3,597,000	2,948,000
Construction in progress	—		3,172,000	442,000
Land	—		410,000	410,000
Buildings, site improvements, plant machinery and equipment	10 years		20,276,000	20,093,000
Tools and support equipment	5 years		91,000	87,000

Total property, plant and equipment			33,145,000	29,094,000
Less accumulated depreciation and amortization			(8,773,000)	(5,629,000)

	Estimated Useful Lives	September 30, 2011	December 31, 2010
Property, plant and equipment—net		$24,372,000	$23,465,000

(1)	Leasehold improvements are amortized over the term of the lease agreement or the service lives of the improvements, whichever is shorter.
(2)	Depreciation related to the demonstration plant begins in the period such assets are placed in service. The demonstration plant was placed in service in September 2009. The demonstration plant is being depreciated over the remaining contractual term of the development agreement, as amended, with ICM, which ends December 31, 2011 (Note 5).

Depreciation and amortization expense for the three months ended September 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to September 30, 2011, were $1,196,000, $634,000, and $9,064,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 were $3,372,000 and $2,173,000, respectively.

During the three months ended September 30, 2011 and 2010, the Company capitalized $81,000 and $0, respectively, of interest expense to construction in progress. During the nine months ended September 30, 2011 and 2010, the Company capitalized $152,000 and $0, respectively, of interest expense to construction in progress.

4. Inventories

Inventory balances consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials:
Corn	$3,631,000	$2,516,000
Enzymes and other inputs	126,000	167,000
Finished goods:
Ethanol	247,000	385,000
Distiller’s grains	33,000	48,000
Work in process	511,000	301,000
Spare parts	426,000	348,000

Total inventory	$4,974,000	$3,765,000

Included in cost of goods sold is depreciation of $517,000 and $38,000 for the three months ended September 30, 2011 and 2010, respectively. Included in cost of goods sold is depreciation of $1,543,000 and $38,000 for the nine months ended September 30, 2011 and 2010, respectively.

5. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol—On July 29, 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon the Company’s first commercial sale of high-purity isobutanol, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase such minimum quantities of high-purity isobutanol or pay Gevo applicable shortfall fees and the Company is obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of September 30, 2011.

Exclusive Supply Agreement with LANXESS—On January 14, 2011, the Company entered into an exclusive supply agreement with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber, and (iii) an exclusive right to use its isobutanol to produce isobutylene for use in the production of polyisobutylene. The initial term of the mutual exclusivity is ten years, subject to mutual extension. No costs have been incurred under this agreement as of September 30, 2011.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company—On August 12, 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement with Mansfield, under which a Mansfield subsidiary will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of September 30, 2011.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company—Substantially all ethanol sold through Agri-Energy from the date of acquisition through September 30, 2011 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Luverne, Minnesota facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Contract with the Defense Logistics Agency (U.S. Air Force)—During September 2011, the Company was awarded a solicitation for the procurement of up to 11,000 gallons of alcohol-to-jet fuel for the purposes of certification and testing by the U.S. Air Force. The total contract value may be up to $649,000. The term of the agreement is through December 30, 2012. Revenue will be recognized upon risk of loss and title transfer to the U.S. Air Force. No revenue under this award has been recognized as of September 30, 2011.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM—In October 2008, the Company signed development and commercialization agreements with ICM.

Under the terms of the development agreement, the Company performs commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company is required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. The development agreement was originally effective through December 31, 2010, and was amended in July 2010 to extend the effective date through December 31, 2011. The development agreement can be terminated by the Company with 30 days’ written notice. During the nine months ended September 30, 2011 and 2010, the Company incurred $649,000 and $300,000, respectively, in capital expenditures with ICM relating to the demonstration plant that are recorded as property, plant and equipment in the Company’s balance sheets. The Company also incurred operating expenses paid to ICM for production trials at the demonstration plant and depreciation expense relating to the demonstration plant, which are recorded as research and development expenses.

The commercialization agreement, as amended, is effective through October 15, 2018, and outlines the terms and fees under which ICM acts as the Company’s exclusive provider of certain engineering and construction services. Also, under the commercialization agreement, the Company is ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars.

In addition to amounts recorded under the development and commercialization agreements noted above, the Company has also engaged ICM to perform engineering studies, plant evaluations and other services. In August 2011, the Company entered into a work agreement with ICM. Pursuant to the terms of the work agreement, ICM will provide engineering, procurement and construction services for the retrofit of ethanol plants.

During the three and nine months ended September 30, 2011, the Company incurred $994,000 and $2,005,000, respectively, in capital expenditures with ICM relating to the retrofit of the Agri-Energy facility to future isobutanol production, which amounts are recorded within construction in progress on the Company’s balance sheets.

Expenses incurred by the Company under its development, commercialization and other agreements with ICM are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Amounts From June 9, 2005 (Date of Inception) to September 30, 2011
	2011	2010	2011	2010
Research and development	$513,000	$628,000	$1,901,000	$1,885,000	$5,553,000
Selling, general and administrative	20,000	20,000	20,000	80,000	112,000

Total expenses	$533,000	$648,000	$1,921,000	$1,965,000	$5,665,000

License Agreements

License Agreement with Cargill, Incorporated—During February 2009, the Company entered into a license agreement with Cargill, Incorporated (“Cargill”) to obtain certain biological materials and license patent rights to use a biocatalyst owned by Cargill. Under the license agreement, Cargill has granted the Company an exclusive, royalty-bearing license, with limited rights to sublicense, to use the patent rights in a certain field, as defined in the license agreement.

The license agreement contains five milestone payments totaling approximately $4,300,000 that are payable after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $875,000, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2,000,000 to research and development expense at its present value amount of $1,578,000 because the milestone payment will be paid over a period greater than 12 months from the date it was incurred. At September 30, 2011, the present value of the liability, $1,137,000, was recorded as $924,000 in accounts payable and accrued expenses and $213,000 in non-current liabilities. At December 31, 2010, the present value of the liability, $1,737,000, was recorded as $924,000 in accounts payable and accrued expenses and $813,000 in non-current liabilities. The accretion of the liability was recorded to interest expense.

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

License Agreement with The Regents of the University of California—In September 2007, the Company entered into an exclusive license agreement, as amended, with The Regents of the University of California (“The Regents”) to obtain certain patent rights to inventions made in the course of research at the University of California. The license agreement requires the Company to pay for all costs related to obtaining and maintaining patents on the technology. Under the terms of the license agreement, the Company is required to pay annual license maintenance fees, cash payments upon achievement of certain milestones, and royalties based on revenue from products utilizing the licensed technology. The Company has the right to issue sublicenses to third parties, subject to the payment of a percentage of sublicensing fees and royalty fees to The Regents. The Company can terminate the license agreement at any time with 90 days’ notice. The Regents can terminate the license agreement if the Company fails to demonstrate performance of certain due diligence items as defined in the license agreement. Unless terminated earlier in accordance with the license agreement, the license agreement remains in effect for the life of the last-to-expire patent in the licensed patent rights or until the last patent application licensed under the license agreement is abandoned.

Costs incurred by the Company are recorded as research and development expenses except for legal-related fees that pertain to obtaining and maintaining patents on the technology, which are recorded as selling, general and administrative expenses.

During the three months ended September 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to September 30, 2011, the Company incurred costs of $22,000, $9,000 and $516,000, respectively, under the license agreement. During the nine months ended September 30, 2011 and 2010, the Company incurred costs of $51,000 and $39,000, respectively, under the license agreement.

License Agreement with California Institute of Technology—In July 2005, the Company entered into a license agreement, as amended, with the California Institute of Technology (“Caltech”) to obtain certain patent rights and improvement rights in exchange for the issuance of 200,000 shares of the Company’s common stock. The term of the license agreement shall continue until the expiration, revocation, invalidation, or unenforceability of the licensed patent rights and improvements licensed to the Company. The license agreement has been amended to expand the field of the licensed products and improvements and to extend the right to improvements through July 12, 2013.

No costs were incurred under this license agreement during the nine months ended September 30, 2011 and 2010. For the period from June 9, 2005 (date of inception) to September 30, 2011, the Company incurred costs of $219,000 under the license agreement.

Other

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

The Company has been awarded grants or cooperative agreements from a number of government agencies, including the U.S. Department of Energy, U.S. National Science Foundation, U.S. Environmental Protection Agency, Army Research Labs and the U.S. Department of Agriculture. Revenues recorded related to these grants and cooperative agreements for the three months ended September 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to September 30, 2011, were $188,000, $383,000 and $3,308,000, respectively. Revenues recorded related to these grants and cooperative agreements for the nine months ended September 30, 2011 and 2010, were $572,000 and $1,175,000, respectively.

6. Gevo Development

Gevo, Inc. formed Gevo Development on September 18, 2009 to finance and develop biorefineries through joint venture or direct acquisition. Biorefinery plants accessed through Gevo Development are intended to be retrofitted using Gevo, Inc.’s integrated fermentation technology to produce isobutanol.

Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development as a wholly owned subsidiary. Gevo Development has two classes of membership interests outstanding. Gevo, Inc. is the sole owner of the class A interests. Prior to September 22, 2010, CDP Gevo, LLC (“CDP”), which is beneficially owned by the two co-managing directors of Gevo Development, was the sole owner of the class B interests, which comprise 10% of the outstanding equity interests of Gevo Development. In September 2010, Gevo, Inc. became the sole owner of Gevo Development by acquiring 100% of the class B interests in Gevo Development from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP will receive aggregate consideration of up to approximately $1,143,000, of which $996,000 has been paid as of September 30, 2011 and the remainder of which is payable through January 1, 2012, subject to the terms and conditions set forth in the agreement.

The original issuance of the class B interests was considered to be a grant of nonemployee stock compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 22, 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests on September 22, 2010, the Company recorded stock compensation of $774,000, which reflected the amount paid during the year ended December 31, 2010 for the class B interests that were not dependent on counterparty performance. During the three and nine months ended September 30, 2011, the Company recorded stock compensation of $74,000 and $222,000, respectively, for the amount paid during the period. The Company will record the remaining amount, which is dependent on the continued employment of the two co-managing directors of Gevo Development, when it is paid.

For the nine months ended September 30, 2011 and 2010, and for the period from September 18, 2009 (formation date of Gevo Development) to September 30, 2011, Gevo, Inc. made capital contributions of $3,795,000, $15,978,000 and $23,152,000 (which includes $13,259,000 of cash used in the purchase of Agri-Energy), respectively, to Gevo Development. No capital contributions had been made by CDP through September 21, 2010. For the three months ended September 30, 2011 and 2010, and for the period from September 18, 2009 (formation date of Gevo Development) to September 30, 2011, Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) incurred a net loss (gain) of $(434,000), $1,218,000 and $4,205,000, respectively, which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 22, 2010) and 100% ownership (for the period after September 22, 2010). For the nine months ended September 30, 2011 and 2010, Gevo Development incurred a net loss of $1,147,000 and $2,684,000, respectively, which has been fully allocated to Gevo, Inc.’s capital contribution account. For financial reporting purposes prior to September 22, 2010, the income or loss allocated to the members of Gevo Development was determined using the hypothetical liquidation at book value method. Under this method, net income or loss is allocated between members by determining the difference between the amount of equity at the beginning of the reporting period and equity at the end of the reporting period, which would be distributed to each member if Gevo Development were to be liquidated as of those dates. Distributions, when and if declared by the board of managers, were allocated, first, to each member for their estimated tax amount, then, for their unreturned capital contributions, and lastly, according to their distribution percentages. Allocation, distribution and voting percentages are determined in accordance with the First Amended and Restated Limited Liability Company Agreement of Gevo Development.

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

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of September 30, 2011 and December 31, 2010, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of Agri-Energy’s loan and security agreement with TriplePoint Capital LLC (“TriplePoint”), as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if certain conditions are satisfied. As of September 30, 2011 and December 31, 2010, the creditors of Gevo Development have recourse to the general credit of Gevo, Inc. with the exception of $2,796,000 and $4,785,000, respectively, which are recorded within current liabilities, which includes the liabilities of Agri-Energy. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

7. Redfield Energy, LLC

On June 15, 2011, Gevo Development entered into an Isobutanol Joint Venture Agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), and executed the Second Amended and Restated Operating Agreement of Redfield (together, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, Gevo Development and Redfield have agreed to work together to retrofit Redfield’s approximately 50 million gallon per year ethanol production facility located near Redfield, South Dakota for the commercial production of isobutanol (the “Redfield Retrofit”). Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to Gevo Development in exchange for a payment of $1,000, which has been recorded on the Company’s balance sheet in other assets. Gevo Development is the sole holder of Class G units which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield facility, at which time Gevo Development anticipates consolidating Redfield’s operations because Gevo anticipates it will control the activities that are most significant to the entity.

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

As of September 30, 2011, the Company has not incurred any significant costs for the Redfield Retrofit.

8. Secured Long-Term Debt

The carrying value of the secured long-term debt included in the Company’s condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 consists of the following:

	September 30, 2011	December 31, 2010
Long-term debt, unpaid principal plus final/end-of-term payments	$20,637,000	$22,038,000
Less unamortized debt discounts for final/end-of-term payments and original fair value of warrants issued with debt	(1,219,000)	(1,606,000)

	19,418,000	20,432,000
Less current portion	(1,747,000)	(1,785,000)

Long-term portion of the long-term debt	$17,671,000	$18,647,000

Lighthouse Loan and Security Agreement. On December 18, 2006, Gevo, Inc. entered into a loan and security agreement, as amended, with Lighthouse Capital Partners V, L.P. (“Lighthouse”). On August 6, 2010, the Company repaid $5,000,000 in outstanding principal, as well as $250,000 of the final payment, under the promissory note issued in connection with the loan and security agreement. As of September 30, 2011, the Company’s outstanding principal balance on its loan with Lighthouse was $1,533,000. The promissory note bears interest at a rate of 12% per annum, required interest only payments during the year ended December 31, 2010, and requires principal plus interest repayments of equal amounts over the 18 months commencing January 1, 2011 and a final payment of $204,000 due on July 1, 2012.

Under the terms of the loan and security agreement, the Company is prohibited from granting a security interest in its intellectual property assets to any other entity until Lighthouse is paid in full, and Lighthouse maintains a security interest in the assets, including equipment and fixtures, financed by the proceeds of each original loan advance made under the loan agreement until such time as the loan is paid in full. The Lighthouse agreement does not contain financial ratio covenants, but does impose certain affirmative and negative covenants, which include prohibiting the Company from paying any dividends or distributions or creating any liens against the collateral as defined in the agreement, as amended. The Company cannot borrow any further amounts under its agreement with Lighthouse. At September 30, 2011, the Company was in compliance with the Lighthouse debt covenants.

TriplePoint Loan and Security Agreement 1. In August 2010, concurrently with the execution of the acquisition agreement with Agri-Energy, Gevo, Inc. entered into a loan and security agreement with TriplePoint, pursuant to which it borrowed $5,000,000 (the “Gevo Loan Agreement”). The Gevo Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, or acquiring or merging with another entity, excluding Agri-Energy, unless the Company receives the prior approval of TriplePoint. The aggregate amount outstanding under the Gevo Loan Agreement bears interest at a rate equal to 13%, is subject to an end-of-term payment equal to 8% of the amount borrowed and is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property. The loan is also secured by substantially all of the assets of Agri-Energy, LLC. Additionally, under the terms of each of (i) the Gevo Loan Agreement and (ii) Gevo, Inc.’s guarantee of Agri-Energy’s obligations under the Original Agri-Energy Loan Agreement described below, Gevo, Inc. is prohibited from granting a security interest in its intellectual property assets to any other entity until both TriplePoint loans are paid in full. The loan matures on August 31, 2014, and provides for interest only payments during the first 24 months. An additional interest-only period of 6 months may be elected in the event that Gevo, Inc. begins producing isobutanol at its Agri-Energy facility by June 30, 2012. Gevo, Inc. used the funds from this loan to repay a portion of its existing indebtedness with Lighthouse. At September 30, 2011, the Company was in compliance with the debt covenants under the Gevo Loan Agreement.

TriplePoint Loan and Security Agreement 2. In August 2010, Gevo Development borrowed $12.5 million from TriplePoint to finance its acquisition of Agri-Energy and in September 2010, upon completion of the acquisition, the loan and security agreement was amended to make Agri-Energy, LLC the borrower under the facility. This loan and security agreement (the “Original Agri-Energy Loan Agreement”) includes customary affirmative and negative covenants for agreements of this type and events of default. The aggregate amount outstanding under the Original Agri-Energy Loan Agreement bears interest at a rate equal to 13% and is subject to an end-of-term payment equal to 8% of the amount borrowed. The loan is secured by the equity interests of Agri-Energy, LLC held by Gevo Development and substantially all the assets of Agri-Energy, LLC. The loan matures on September 1, 2014, and provides for interest only payments during the first 24 months. An additional interest-only period of 6 months may be elected in the event that Gevo, Inc. begins producing isobutanol at its Agri-Energy facility by June 30, 2012. The loan is guaranteed by Gevo, Inc. pursuant to a continuing guaranty executed by Gevo, Inc. in favor of TriplePoint, which is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property. At September 30, 2011, the Company was in compliance with the debt covenants under the Original Agri-Energy Loan Agreement.

Interest expense, net of amounts capitalized to construction in progress, related to the long-term debt for the three months ended September 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to September 30, 2011, was $754,000, $726,000 and $6,173,000, respectively, of which $203,000, $435,000 and $1,725,000, respectively, was for the accretion of debt discounts relating to the final/end-of-term payments, amortization of debt issue costs and the accretion of debt discounts relating to the grant date value of the warrants issued in connection with the debt. Interest expense, net of amounts capitalized to construction in progress, related to the long-term debt for the nine months ended September 30, 2011 and 2010, was $2,391,000 and $1,344,000, respectively, of which $625,000 and $573,000, respectively, was for the accretion of debt discounts relating to the final/end-of-term payments, amortization of debt issue costs and the accretion of debt discounts relating to the grant date value of the warrants issued in connection with the debt. The Company capitalized $81,000 and $152,000 of interest expense to construction in progress during the three and nine months ended September 30, 2011, respectively. No interest expense was capitalized to construction in progress prior to January 1, 2011.

During the nine months ended September 30, 2011 and 2010, the Company made principal and final payments of $1,402,000 and $5,250,000, respectively.

The following is a summary of principal maturities of long-term debt and the final/end-of-term payments as of September 30, 2011, assuming the extended interest-only periods are not elected:

	Principal	Final Payment	Total
2011 (3 months)	$496,000	$—	$496,000
2012	3,167,000	204,000	3,371,000
2013	8,478,000	—	8,478,000
2014	6,892,000	1,400,000	8,292,000

	$19,033,000	$1,604,000	$20,637,000

In connection with signing and borrowing under the loans with Lighthouse and TriplePoint, the Company issued warrants to purchase shares of the Company’s preferred stock. The issuance date fair value of these warrants was recorded as a debt discount against the debt (debt discount) and amortized to interest expense over the terms of the loans. The warrants that were issued prior to our initial public offering were, while they were exercisable for preferred stock, considered to be derivative instruments (Note 11).

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

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses in the consolidated balance sheets at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Accounts payable—trade	$3,855,000	$4,818,000
Accrued expenses—Cargill license agreement	924,000	924,000
Accrued employee compensation and related expenses	2,428,000	586,000
Accrued expenses—ICM	1,253,000	163,000
Accrued deferred offering costs	—	548,000
Other accrued expenses	1,759,000	864,000

	$10,219,000	$7,903,000

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

The Series D-1 preferred stock was considered to have a beneficial conversion feature because the conversion ratio would adjust from the initial conversion rate of one common share for each preferred share to two common shares for each preferred share if an initial public offering or qualified financing had not occurred on or before September 30, 2011. At the issuance dates of the Series D-1 between March and May 2010, the Company recorded the beneficial conversion feature at its aggregate intrinsic value of approximately $5,744,000 as a discount on the preferred stock with a corresponding credit to additional paid-in capital. This discount was recorded as a deemed dividend and was being amortized as a debit to retained earnings and a credit to additional paid-in capital.

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

Warrants—In September 2010, a holder of Series C preferred stock warrants exercised its warrants to purchase 108,076 shares of Series C preferred stock at an exercise price of $5.48 per share resulting in total proceeds to the Company of $592,000. Upon exercise of the warrant, the Company reclassified $1,458,000 from preferred stock warrant liability to equity.

As of December 31, 2010, the Company had issued and outstanding 858,000 warrants to CDP (Note 6) that were exercisable into common stock and 303,173 warrants to TriplePoint, Lighthouse and investors that were exercisable into preferred stock. These 303,173 preferred stock warrants became exercisable for 398,032 shares of the Company’s common stock upon completion of the Company’s initial public offering on February 14, 2011.

In March 2011, Lighthouse completed a cashless net exercise of the 169,247 warrants that had been issued to them which resulted in the Company issuing 122,424 shares of its common stock to Lighthouse.

As of September 30, 2011, the Company has issued and outstanding an aggregate of 1,086,785 warrants that are exercisable into common stock at a weighted-average exercise price of $3.93.

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

The preferred stock warrants were marked to fair value from January 1, 2009 through February 14, 2011, and the change in fair value was recognized in the Company’s statements of operations as gain or loss from change in fair value of warrant liabilities. The non-cash charge recorded related to the change in fair value of preferred stock warrants for the three months ended September 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to September 30, 2011, was $0, $2,052,000 and $2,852,000, respectively. The non-cash charge recorded related to the change in fair value of preferred stock warrants for the nine months ended September 30, 2011 and 2010, was $29,000 and $3,302,000, respectively.

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

The Company’s derivatives do not include any credit risk related contingent features. For the exchange-traded contracts, the Company maintains a margin deposit. At September 30, 2011, the Company had a negative balance in its margin deposit account of $294,000, which is included in current liabilities. At December 31, 2010, the Company recorded a margin deposit of $624,000. The Company has not designated any of its derivatives as hedges for financial accounting purposes. The Company did not have any derivative assets or liabilities prior to September 22, 2010 other than the preferred stock warrants described in Note 11. The fair value of the Company’s derivatives which are marked to market each period, as well as the location within its balance sheets, by major category, is summarized as follows:

	September 30, 2011	December 31, 2010
Balance Sheet Line Item
Derivative liabilities not qualifying for normal purchases and normal sales scope exception:
Exchange-traded commodity derivatives—derivative liability—current	$—	$(405,000)

Derivative assets not qualifying for normal purchases and normal sales scope exception:
Forward purchase corn contracts—derivative asset—current	$—	$361,000
Exchange-traded commodity derivatives—derivative asset—current	$1,370,000	$—

Changes in the value of derivative instruments are recorded in the condensed consolidated statements of operations unless they qualify for the normal purchases and normal sales scope exception. The following table summarizes these amounts and the location within the consolidated statements of operations where such amounts are reflected. In addition to the unrealized gains and losses noted below, the Company incurred realized losses (gains) of $310,000, $51,000 and $1,893,000 on its exchange-traded futures contracts for the three months ended September 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to September 30, 2011, respectively, which have been recorded within cost of goods sold. For the nine months ended September 30, 2011 and 2010, the Company incurred realized losses of $795,000 and $51,000, respectively, on its exchange-traded futures contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statement of Operations Location
Exchange-traded commodity derivatives—cost of goods sold—unrealized (gains)/losses	$(1,020,000)	$(125,000)	$(1,775,000)	$(125,000)
Forward purchase corn derivatives—cost of goods sold—unrealized (gains)/losses	$—	$48,000	$361,000	$48,000
Forward purchase natural gas derivatives—cost of goods sold—unrealized (gains)/losses	$—	$7,000	$—	$7,000

The following table represents the Company’s net long and short positions regardless of whether the derivative instruments qualify for the normal purchase and normal sales scope exception. The Company did not have any outstanding forward purchase contracts for natural gas as of September 30, 2011 and December 31, 2010.

Year of Expiration	September 30, 2011 Corn Net Long (Short) Position Bushels	December 31, 2010 Corn Net Long (Short) Position Bushels
2011	(532,000)	(309,000)
2012	7,000	—

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

Employee Stock Purchase Plan—In February 2011, the Company’s stockholders approved the Gevo, Inc. Employee Stock Purchase Plan (“ESPP”). The initial offering period for the ESPP commenced July 1, 2011 and will end December 31, 2011. The Company has reserved 1,285,643 shares of common stock for issuance under the ESPP. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. The Company received $54,000 and $54,000 in contributions from participants during the three and nine months ended September 30, 2011, respectively. Stock-based compensation expense related to the ESPP of $26,000 and $26,000 was recognized for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, no shares have been issued and 1,285,643 shares were available for future purchase under the ESPP. The fair value of the employee stock purchase rights was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions, with expected forfeiture rates of 0% to 5%:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.10%	—	0.10%	—
Expected dividend yield	—	—	—	—
Expected volatility factor	81.27%	—	81.27%	—
Expected option life (in years)	0.50	—	0.50	—

2010 Stock Incentive Plan—In February 2011, the Company’s stockholders approved the 2010 Plan. The Company has reserved 2,571,286 shares of common stock for issuance under the 2010 Plan. At September 30, 2011, there were 1,907,502 shares available for grant under the 2010 Plan.

Stock Options—A summary of stock option activity for grants to employees and nonemployees is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding—December 31, 2010	2,894,265	$2.83	7.90	$34,936,000

Granted	564,982	$16.53
Canceled or forfeited	(13,518)	16.08
Exercised	(38,633)	0.55

Options outstanding—September 30, 2011	3,407,096	$5.07	7.57	$9,912,000

Options exercisable—September 30, 2011	2,434,430	$2.89	7.12	$8,576,000

Options vested and expected to vest—September 30, 2011	3,355,386	$5.05	7.56	$9,797,000

Additional information related to the Company’s stock options is summarized below:

					Cumulative Amounts From June 9, 2005 (Date of Inception) to September 30, 2011
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average grant-date fair value of option awards granted	$10.22	$8.58	$11.22	$7.09	$3.41
Intrinsic value of options exercised (determined as of the date of option exercise)	$193,000	$—	$474,000	$69,000	$563,000
Proceeds received from the exercise of stock options	$12,000	$—	$21,000	$16,000	$43,000

As of September 30, 2011, the Company had $6,427,000 of total unrecognized compensation expense, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.07 years.

The Company settles stock option exercises with newly issued common shares. No tax benefits were realized by the Company in connection with these exercises as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire tax benefit.

Information about stock options outstanding and exercisable at September 30, 2011 is as follows:

Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life in Years	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
$0.17	33,300	4.42	33,300	$0.17	4.42
$0.46	586,268	5.59	539,177	$0.46	5.59
$0.47	26,700	5.55	26,700	$0.47	5.55
$0.49	239,987	6.10	232,436	$0.49	6.09
$1.16	659,459	6.87	532,813	$1.16	6.86
$2.70	861,780	8.13	688,052	$2.70	8.13
$8.73	10,828	9.96	—	$—	—
$10.07	381,830	8.68	323,022	$10.07	8.68
$11.42	4,500	9.88	—	$—	—
$12.67	64,950	8.95	18,005	$12.67	8.95
$14.81	101,500	9.72	125	$14.81	9.72
$16.19	105,500	9.71	8.791	$16.19	9.71
$16.50	41,250	9.71	—	$—	—
$16.55	50,700	9.78	—	$—	—
$17.47	5,000	9.80	—	$—	—
$17.53	192,044	9.48	32,009	$17.53	9.48
$19.10	26,500	9.42	—	$—	—
$19.14	15,000	9.60	—	$—	—

The fair values of stock options granted during the three and nine months ended September 30, 2011 and 2010 were estimated using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.65%	1.93%	2.04%	2.17%
Expected dividend yield	None	None	None	None
Expected volatility factor	78.93%	77.2%	78.99%	78.5%
Expected option life (in years)	5.84	6.04	5.80	5.36

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

Stock-based compensation included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Amounts From June 9, 2005 (Date of Inception) to September 30, 2011
	2011	2010	2011	2010
Stock options issued to nonemployees:
Research and development	$13,000	$60,000	$147,000	$74,000	$328,000
Selling, general and administrative	—	—	—	106,000	164,000
Stock options issued to employees and board members:
Research and development	175,000	77,000	433,000	396,000	1,150,000
Selling, general and administrative	552,000	224,000	1,273,000	1,649,000	3,880,000
Restricted stock issued to nonemployees:
Research and development	23,000	20,000	79,000	47,000	279,000
Restricted stock issued to employees and board members:
Research and development	29,000	—	60,000	—	60,000
Selling, general and administrative	125,000	—	263,000	—	263,000
Employee stock purchase plan:
Research and development	11,000	—	11,000	—	11,000
Selling, general and administrative	15,000	—	15,000	—	15,000
Warrant issued to CDP:
Selling, general and administrative	872,000	6,978,000	2,616,000	6,978,00	10,467,000
Purchase of class B interests of Gevo Development from CDP for cash:
Selling, general and administrative	74,000	774,000	222,000	774,000	996,000

Total stock-based compensation	$1,889,000	$8,133,000	$5,119,000	$10,024,000	$17,613,000

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

Activity and related information for the Company’s restricted common stock awards is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested—December 31, 2010	5,729	$0.49
Granted	119,252	17.00
Vested	(22,378)	13.96
Canceled or forfeited	(6,932)	17.53

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested—September 30, 2011	95,671	$16.69

The shares of restricted stock generally vest over periods from three to six years. As of September 30, 2011, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $1,594,000, which is expected to be recognized over a weighted-average period of 2.49 years.

14. Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, due to cumulative losses since June 9, 2005 (date of inception).

15. Employee Benefit Plan

The Company’s employees participate in the Gevo, Inc. 401(k) Plan (the “401(k) Plan”). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees after three months of service with quarterly entry dates. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. The Company may make matching and/or discretionary contributions to the 401(k) Plan. Effective January 1, 2008, the Company began providing an employer match of 100% up to a maximum of 5% of compensation per employee, which vests over a period of approximately two years. During the three months ended September 30, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to September 30, 2011, the Company recorded $110,000, $62,000 and $896,000, respectively, in matching contributions. During the nine months ended September 30, 2011 and 2010, the Company recorded $310,000 and $201,000, respectively, in matching contributions.

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

17. Commitments and Contingencies

Legal Matters—On January 14, 2011, Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP Biofuels North America LLC (“BP”) and E. I. DuPont de Nemours and Co. (“DuPont”), filed a complaint (the “Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-UNA, alleging that the Company is infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, the Company filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

On August 11, 2011, Butamax amended the Complaint to include allegations that the Company is infringing one or more claims made in US Patent No. 7,993,889 (the “’889 Patent”), also entitled “Fermentive Production of Four Carbon Alcohols.” The ’889 Patent, which has been assigned to Butamax, claims methods for producing isobutanol using certain recombinant yeast microorganisms expressing an engineered isobutanol biosynthetic pathway. The Company believes that the amended Complaint is without merit and will continue to aggressively defend the Company’s freedom to operate.

On September 13, 2011, the Company filed an answer to the amended Complaint in which the Company asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375, entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376, entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids,” both of which were recently awarded to the Company by the USPTO. The counterclaim seeks a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

Rent expense for the three months ended September 30, 2011 and 2010, and the period from June 9, 2005 (date of inception) to September 30, 2011, was $139,000, $143,000 and $2,534,000, respectively. Rent expense for the nine months ended September 30, 2011 and 2010, was $413,000 and $426,000, respectively. The Company recognizes rent expense on its facility operating leases on a straight-line basis.

As of September 30, 2011, future minimum lease payments required under the Company’s operating leases for the Colorado facility and corporate apartment are as follows:

Years Ending December 31
2011 (3 months)	$130,000
2012	505,000
2013	292,000
2014	—
2015	—

$927,000

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

18. Segments

Segment Information—The Company’s chief operating decision maker is provided with and reviews the financial results of each of the Company’s consolidated legal entities, Gevo, Inc., Gevo Development, LLC, and Agri-Energy, LLC. All revenue is earned, and all assets are held, in the U.S. Prior to the acquisition of Agri-Energy, the financials of Gevo Development were aggregated with Gevo, Inc. due to its size compared to Gevo, Inc. and were not reported separately. For purposes of the table below, the Company has broken out the historical information of Gevo Development. The financial results of Gevo Development and Agri-Energy have been aggregated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Gevo, Inc.	$188,000	$521,000	$572,000	$1,313,000
Gevo Development, LLC/Agri-Energy, LLC	17,318,000	975,000	46,748,000	975,000
Intercompany eliminations	—	—	—	—

	$17,506,000	$1,496,000	$47,320,000	$2,288,000

Operating income (loss):
Gevo, Inc.	$(12,406,000)	$(13,376,000)	$(31,850,000)	$(26,510,000)
Gevo Development, LLC/Agri-Energy, LLC	882,000	(1,139,000)	281,000)	(2,604,000)
Intercompany eliminations	—	—	—	—

	$(11,524,000)	$(14,515,000)	$(31,569,000)	$(29,114,000)

Interest and other expense:
Gevo, Inc.	$334,000	$700,000	$1,070,000	$1,369,000
Gevo Development, LLC/Agri-Energy, LLC	464,000	79,000	1,471,000	79,000
Intercompany eliminations	—	—	—	—

	$798,000	$779,000	$2,541,000	$1,448,000

Depreciation expense:
Gevo, Inc.	$679,000	$596,000	$1,829,000	$2,135,000
Gevo Development, LLC/Agri-Energy, LLC	517,000	38,000	1,543,000	38,000
Intercompany eliminations	—	—	—	—

	$1,196,000	$634,000	$3,372,000	$2,173,000

Total assets:
Gevo, Inc.	$117,173,000	$42,277,000	$117,173,000	$42,277,000
Gevo Development, LLC/Agri-Energy, LLC	53,884,000	43,096,000	53,884,000	43,096,000
Intercompany eliminations	(37,878,000)	(27,523,000)	(37,878,000)	(27,523,000)

	$133,179,000	$57,850,000	$133,179,000	$57,850,000

Acquisitions of plant, property and equipment:
Gevo, Inc.	$358,000	$143,000	$1,151,000	$472,000
Gevo Development, LLC/Agri-Energy, LLC (1)	967,000	—	2,429,000	—
Intercompany eliminations	—	—	—	—

	$1,325,000	$143,000	$3,580,000	$472,000

(1)	Excludes property, plant and equipment acquired in the Agri-Energy acquisition.

19. Subsequent Events

In October 2011, Agri-Energy entered into an amended and restated loan and security agreement (the “Amended Agri-Energy Loan Agreement”) with TriplePoint. The Amended Agri-Energy Loan Agreement amends and restates the Original Agri-Energy Loan Agreement. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The Amended Agri-Energy Loan Agreement provides Agri-Energy with additional term loan facilities of up to $15,000,000 (the “New Loan”) (which amount is in addition to the existing $12,500,000 term loan provided under the Original Agri-Energy Loan Agreement, which term loan remains in place under the Amended Agri-Energy Loan Agreement), the proceeds of which will be used to pay a portion of the costs, expenses, and other amounts associated with the retrofit of Agri-Energy’s ethanol plant in Luverne, Minnesota to produce isobutanol. The loan matures on October 31, 2015 with the last monthly amortization payment due on the date of such advance. The interest rate is the prime rate, as published by the Wall Street Journal on the day before each advance, plus 7.75% and in no event will the prime rate be less than 3.25%, and is subject to an end-of-term payment equal to 5.75% of the amount borrowed. The New Loan provides for interest only payments through July 1, 2012 and an additional interest-only period of 6 months on the New Loan may be elected in the event that the Company has received net offering proceeds of at least $75 million from one or more secondary equity offerings by June 30, 2012. On October 20, 2011, Agri-Energy borrowed $10 million under the Amended Agri-Energy Loan Agreement. Upon the request of the Company and the additional approval of TriplePoint, the Company may borrow an additional $5,000,000 under the Amended Agri-Energy Loan Agreement increasing the maximum size of the New Loan to $20,000,000.

The Amended Agri-Energy Loan Agreement provides that Agri-Energy will secure all of its obligations under the Amended Agri-Energy Loan Agreement and any other loan documents by granting to TriplePoint a security interest in and lien upon all or substantially all of its assets. Gevo, Inc. has guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint, which secures its guarantee of Agri-Energy’s obligations (including up to $32,500,000 in term loans) under the Amended Agri-Energy Loan Agreement.

Additionally, concurrent with the execution of the Amended Agri-Energy Loan Agreement, Gevo, Inc. and TriplePoint entered into a warrant agreement pursuant to which TriplePoint is entitled to purchase up to 188,442 shares of Gevo, Inc.’s common stock, par value $0.01, on the terms and subject to the conditions set forth in the warrant agreement, at a price per share of $7.96, subject to adjustment, exercisable for a period of seven years from the effective date of the warrant agreement.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our Annual Report on Form 10-K for the year ended December 31, 2010, including the disclosures made in Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included therein, and the disclosures made in Part II, Item 1A “Risk Factors” of this Report.

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

At September 30, 2011, we are considered to be in the development stage as our primary activities, since incorporation, have been conducting research and development, establishing our facilities, recruiting personnel, business development, business and financial planning and raising capital. Successful completion of our research and development program, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete our development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, market acceptance and demand for our products and services, and attracting and retaining qualified personnel.

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

Agri-Energy Acquisition

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy facility”) that we are retrofitting to produce isobutanol. We paid a purchase price of $20.6 million for property, plant and equipment and, in addition, we acquired and paid $4.9 million for working capital. We paid the aggregate purchase price with available cash reserves and by borrowing $12.5 million from TriplePoint Capital LLC (“TriplePoint”) (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Secured long-term debt”). We have begun the retrofit of the Agri-Energy facility. We intend to increase the potential production capacity of the Agri-Energy facility in anticipation of future improvements from our yeast biocatalyst. We project capital costs for the retrofit of the Agri-Energy facility to be $22 million, including the ability to switch between ethanol and isobutanol production, plus additional capital to allow for the anticipated increased future production capacity. In addition to the retrofit to isobutanol production at the Agri-Energy facility, in July 2011 we made the strategic decision to invest in an enhanced yeast seed train at the Agri-Energy facility to maintain direct oversight over our current yeast material and future yeast development and to provide on-site yeast production. We estimate capital costs for the enhanced yeast seed train to be approximately $10 million. We expect to begin commercial production of isobutanol at the Agri-Energy facility in the first half of 2012.

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

Selling, General and Administrative

Selling, general and administrative expense consists of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, corporate insurance costs, occupancy-related costs, depreciation and amortization expenses on property, plant and equipment not used in our product development programs or recorded in cost of goods sold, travel and relocation and hiring expenses. Following completion of our initial public offering in February 2011, we began incurring a significant increase in selling, general and administrative expense as we incur additional compliance costs as a public company. We expect to incur significant costs to comply with the corporate governance, internal controls and similar requirements applicable to public companies, as well as increased costs for insurance, costs related to the hiring of additional personnel and payment to outside consultants, attorneys and accountants.

We also record selling, general and administrative expenses for the operations of the Agri-Energy facility that include administrative and oversight, labor, insurance and other operating expenses.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries, Gevo Development, LLC (“Gevo Development”) and Agri-Energy. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

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

The following table summarizes the stock options granted from January 1, 2008 through September 30, 2011 with their exercise prices, the fair value of the underlying common stock and the intrinsic value per share, if any:

Date of issuance	Number of options	Exercise price and fair value per share of common stock
January 7, 2008 to February 25, 2008	64,500	$0.49
June 12, 2008 to December 4, 2008	803,459	$1.16
November 16, 2009 to December 1, 2009	863,720	$2.70
June 3, 2010 to June 24, 2010	381,930	$10.07
September 10, 2010 to September 13, 2010	64,950	$12.67
March 3, 2011	28,000	$19.10
March 23, 2011	202,504	$17.53
May 6, 2011	15,000	$19.14
June 14, 2011	41,250	$16.50
June 16, 2011	105,600	$16.19
June 20, 2011	101,500	$14.81
July 11, 2011	50,800	$16.55
July 18, 2011	5,000	$17.47
August 17, 2011	4,500	$11.42
September 15, 2011	10,828	$8.73

During the three and nine months ended September 30, 2011, we also granted 7,159 and 119,252, respectively, shares of restricted common stock to board members and certain officers of the company that vest over a 36 month period from the date of grant. We did not grant any shares of restricted common stock during the three and nine months ended September 30, 2010.

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

During the three and nine months ended September 30, 2011 and 2010, we recognized a total of $1,889,000, $5,119,000, $8,133,000 and $10,024,000, respectively, in stock-based compensation expense relating to equity awards of stock options and restricted common stock, as well as a warrant issued to CDP Gevo, LLC (“CDP”) and the purchase of the 10% minority interest in Gevo Development held by CDP pursuant to an equity purchase agreement. Each of the owners of CDP is employed by us as an Executive Vice President, Upstream Business Development and a co-managing director of Gevo Development.

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

As of December 31, 2010, the fair value of preferred stock warrants was estimated to be $2,034,000 using an option-pricing model. During the three months ended September 30, 2011 and 2010, we recorded $0 and $2,052,000, respectively, in non-cash charges related to the change in fair value of preferred stock warrants. During the nine months ended September 30, 2011 and 2010, we recorded $29,000 and $3,302,000, respectively, in non-cash charges related to the change in fair value of preferred stock warrants.

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

Beneficial Conversion Feature of Series D-1 Preferred Stock Financing

Gevo, Inc. issued a total of 1,902,087 shares of Series D-1 preferred stock between March and May 2010 and recorded a beneficial conversion feature at its aggregate intrinsic value of approximately $5,744,000 as a discount on the Series D-1 preferred stock with a corresponding credit to additional paid-in capital.

For the period from January 1, 2011 to the closing of our initial public offering on February 14, 2011, we recorded a deemed dividend – amortization of beneficial conversion feature on our Series D-1 preferred stock of $495,000. Upon the closing of our initial public offering on February 14, 2011 and the automatic conversion of our Series D-1 preferred stock to common stock, we recalculated the intrinsic value of the beneficial conversion feature using the adjusted conversion ratio applied against the original commitment-date estimated fair value of the underlying common stock. The amount of the recalculated intrinsic value of the beneficial conversion feature exceeded the previously amortized amount of the beneficial conversion feature by $599,000, which amount was immediately amortized to retained earnings and additional paid-in capital contemporaneously with the closing of the initial public offering on February 14, 2011. Other than the entries recorded through, and upon, the closing of our initial public offering, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock will be recorded.

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

We periodically enter into forward purchase contracts for corn and natural gas to ensure supply and manage the prices of these commodities. These contracts are considered to be derivative transactions. Effective January 1, 2011, we designate all of our forward purchase contracts for corn and natural gas under the normal purchases and normal sales scope exception and therefore they are no longer marked to market.

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

Result of Operations

Comparison of the three months ended September 30, 2011 and 2010

	Three months ended September 30, 2011	Three months ended September 30, 2010	$ Increase (decrease)	% Change
Revenue:
Ethanol sales and related products, net	$17,318,000	$975,000	$16,343,000	1,676%
Licensing revenue	—	138,000	(138,000)	(100%)
Grant revenue	188,000	383,000	(195,000)	(51%)

Total revenues	17,506,000	1,496,000	16,010,000	1,070%

Cost of goods sold	(16,232,000)	(856,000)	15,376,000	1,796%

Gross margin	1,274,000	640,000	634,000	99%

Operating expenses:
Research and development	(5,211,000)	(3,554,000)	1,657,000	47%
Selling, general and administrative	(7,587,000)	(11,601,000)	(4,014,000)	(35%)
Loss on abandonment or disposal of assets	—	—	—	N/A

Total operating expenses	(12,798,000)	(15,155,000)	(2,357,000)	(16%)

Loss from operations	(11,524,000)	(14,515,000)	(2,991,000)	(21%)

Other (expense) income:
Interest and other expense	(798,000)	(779,000)	19,000	2%
Interest and other income	17,000	38,000	(21,000)	(55%)
Loss from change in fair value of warrant liabilities	—	(2,052,000)	(2,052,000)	(100%)

Other expense—net	(781,000)	(2,793,000)	(2,012,000)	(72%)

Net loss	(12,305,000)	(17,308,000)	(5,003,000)	(29%)

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	—	(989,000)	(989,000)	(100%)

Net loss attributable to Gevo, Inc. common stockholders	$(12,305,000)	$(18,297,000)	$(5,992,000)	(33%)

Revenues: The increase in ethanol sales and related products of $16,343,000, or 1,676%, is due to our acquisition of Agri-Energy on September 22, 2010. The decrease in grant revenue of $195,000, or 51%, primarily relates to a grant award from the U.S. Department of Energy that ended in August 2010.

Cost of goods sold and gross margin: The increase in cost of goods sold of $15,376,000, or 1,796%, relates to our acquisition of Agri-Energy on September 22, 2010. Prior to our acquisition of Agri-Energy, we did not incur or report cost of goods sold.

Research and development: The increase in research and development expense of $1,657,000, or 47%, was primarily driven by increased payroll and related expenses, including stock-based compensation, of $761,000 and increased operating expenses at our demonstration plants and laboratory supplies and services used in our development efforts of $259,000. We also had increases in consulting, contractor and outside service provider expenses of $374,000. Research and development expense includes stock-based compensation expense of $251,000 and $157,000 for the three months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative: The decrease in selling, general and administrative expense of $4,014,000, or 35%, was primarily driven by decreased stock-based compensation of $6,338,000 and a decrease of $239,000 in management fees paid to CDP, partially offset by increased payroll and related expenses, including relocation and recruiting expenses, of $921,000, increased legal, accounting, tax and public company filing and related fees of $1,105,000, increased public relations and corporate development costs of $264,000, increased business development consultants costs of $208,000 and increased administrative costs for Agri-Energy of $115,000. Selling, general and administrative expense included stock-based compensation expense of $1,638,000 and $7,976,000 for the three months ended September 30, 2011 and 2010, respectively. Included in the $1,638,000 of stock-based compensation in selling, general and administrative expense for the three months ended September 30, 2011 is $872,000 related to the warrant issued to CDP. Included in the $7,976,000 of stock-based compensation in selling, general and administrative expense for the three months ended September 30, 2010 is $6,978,000 related to the warrant issued to CDP.

Interest and other expense: Interest and other expense increased by $19,000, or 2%, due to the incurrence of additional debt, higher interest rates on our secured long-term debt facility and higher amortization of debt discounts and debt issue costs related to our debt with Lighthouse Capital Partners V, L.P. (“Lighthouse”) and TriplePoint.

Loss from change in fair value of warrant liabilities: The decrease in loss from change in fair value of warrant liabilities of $2,052,000 related to the change in the fair value of our preferred stock warrants, which were recorded as derivatives and recognized in our consolidated balance sheet as a liability through the closing date of our initial public offering. Upon the closing of our initial public offering on February 14, 2011 and the conversion of the underlying preferred stock to common stock, all outstanding warrants to purchase shares of preferred stock converted into warrants to purchase shares of our common stock and are no longer considered to be derivatives.

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock: The decrease in deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock of $989,000 related to our issuance of Series D-1 preferred stock between March and May 2010. Upon closing of our initial public offering on February 14, 2011, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock will be recorded.

Comparison of the nine months ended September 30, 2011 and 2010

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	$ Increase (decrease)	% Change
Revenue:
Ethanol sales and related products, net	$46,748,000	$975,000	$45,773,000	4,695%
Licensing revenue	—	138,000	(138,000)	(100%)
Grant revenue	572,000	1,175,000	(603,000)	(51%)

Total revenues	47,320,000	2,288,000	45,032,000	1,968%

Cost of goods sold	(45,062,000)	(856,000)	44,206,000	5,164%

Gross margin	2,258,000	1,432,000	826,000	58%

Operating expenses:
Research and development	(13,815,000)	(11,432,000)	2,383,000	21%
Selling, general and administrative	(20,001,000)	(19,114,000)	887,000	5%
Loss on abandonment or disposal	(11,000)	—	11,000	N/A

Total operating expenses	(33,827,000)	(30,546,000)	3,281,000	11%

Loss from operations	(31,569,000)	(29,114,000)	2,455,000	8%

Other (expense) income:
Interest and other expense	(2,541,000)	(1,448,000)	1,093,000	75%
Interest and other income	85,000	96,000	(11,000)	(11%)
Loss from change in fair value of warrant liabilities	(29,000)	(3,302,000)	(3,273,000)	(99%)

Other expense—net	(2,485,000)	(4,654,000)	(2,169,000)	(47%)

Net loss	(34,054,000)	(33,768,000)	286,000	1%

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	(1,094,000)	(1,789,000)	(695,000)	(39%)

Net loss attributable to Gevo, Inc. common stockholders	$(35,148,000)	$(35,557,000)	$(409,000)	(1%)

Revenues: The increase in ethanol sales and related products of $45,773,000, or 4,695%, is due to our acquisition of Agri-Energy on September 22, 2010. The decrease in grant revenue of $603,000, or 51%, primarily relates to a grant award from the U.S. Department of Energy that ended in August 2010.

Cost of goods sold and gross margin: The increase in cost of goods sold of $44,206,000 relates to our acquisition of Agri-Energy on September 22, 2010. Prior to our acquisition of Agri-Energy, we did not incur or report cost of goods sold.

Research and development: The increase in research and development expense of $2,383,000, or 21%, was primarily driven by increased operating expenses at our demonstration plants and laboratory supplies and services used in our development efforts of $2,143,000 and increased payroll and related expenses, including stock-based compensation, of $1,484,000, partially offset by achievement of a research milestone under our licensing agreement with Cargill, Incorporated (“Cargill”), for which we recorded $1,578,000 in expense during the nine months ended September 30, 2010, and decreased depreciation of $308,000. We also incurred increases in consulting, contractor and outside service provider expenses of $428,000. Research and development expense includes stock-based compensation expense of $730,000 and $517,000 for the nine months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative: The increase in selling, general and administrative expense of $887,000, or 5%, was primarily driven by increased payroll and related expenses, including relocation and recruiting, of $2,284,000, increased legal, accounting, tax and public company filing and related fees of $2,744,000, increased public relations and corporate development costs of $932,000, increased business development consultants of $376,000 and increased administrative costs for Agri-Energy of $341,000, partially offset by a decrease in stock-based compensation of $5,118,000 and a decrease of $716,000 in management fees paid to CDP. Selling, general and administrative expense included stock-based compensation expense of $4,389,000 and $9,507,000 for the nine months ended September 30, 2011 and 2010, respectively. Included in the $4,389,000 of stock-based compensation in selling, general and administrative expense for the nine months ended September 30, 2011 is $2,616,000 related to the warrant issued to CDP. Included in the $9,507,000 of stock-based compensation in selling, general and administrative expense for the nine months ended September 30, 2010 is $6,978,000 related to the warrant issued to CDP.

Interest and other expense: Interest and other expense increased by $1,093,000, or 75%, due to the incurrence of additional debt, higher interest rates on our secured long-term debt facility and higher amortization of debt discounts and debt issue costs related to our debt with Lighthouse and TriplePoint.

Loss from change in fair value of warrant liabilities: The decrease in loss from change in fair value of warrant liabilities of $3,273,000, or 99%, related to the change in the fair value of our preferred stock warrants, which were recorded as derivatives and recognized in our consolidated balance sheet as a liability through the closing date of our initial public offering. Upon the closing of our initial public offering on February 14, 2011 and the conversion of the underlying preferred stock to common stock, all outstanding warrants to purchase shares of preferred stock converted into warrants to purchase shares of our common stock and are no longer considered to be derivatives.

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock: The increase in deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock of $695,000 related to our issuance of Series D-1 preferred stock between March and May 2010. Upon closing of our initial public offering on February 14, 2011, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock will be recorded.

Liquidity and Capital Resources

On February 14, 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110,408,000, after deducting underwriting discounts and commissions and other offering costs.

From inception to September 30, 2011, we have funded our operations primarily through the sale of preferred equity securities, borrowings under our secured debt financing arrangements, revenues earned and the net proceeds from our initial public offering. To date, we have not generated any revenues from the sale of isobutanol.

As of September 30, 2011, our cash and cash equivalents totaled $97,605,000. Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents on hand will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. Possible future joint ventures or acquisitions involving ethanol plant assets for retrofit to isobutanol production may be subject to our raising additional capital through future equity or debt issuances. Successful completion of our research and development program and the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

We will require additional funding to achieve our goal of producing and selling over 350 million gallons of isobutanol in 2015.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Net cash used in operating activities	$(25,760,000)	$(15,870,000)
Net cash used in investing activities	$(3,540,000)	$(24,810,000)
Net cash provided by financing activities	$111,631,000	$41,956,000

Operating Activities

Our primary uses for cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements, for licensing of technology and for the operation of our demonstration production facility.

Cash used in operating activities of $25,760,000 for the nine months ended September 30, 2011 reflected our net loss of $34,054,000, partially offset by changes in operating assets and liabilities of $774,000 and non-cash charges totaling $7,520,000. Non-cash charges included depreciation and amortization of $3,372,000, stock-based compensation of $4,897,000, loss from change in fair value of warrant liabilities of $29,000 and non-cash interest expense and amortization of debt discounts of $625,000, which were offset by a gain in derivative assets of $1,414,000. The net source of cash from our operating assets and liabilities of $774,000 primarily reflected an increase in accounts payable and accrued expenses.

Cash used in operating activities of $15,870,000 during the nine months ended September 30, 2010 reflected our net loss of $33,768,000 offset by non-cash charges totaling $15,228,000 and changes in operating assets and liabilities of $2,670,000. Non-cash charges included stock-based compensation of $9,250,000, loss from change in fair value of warrant liabilities of $3,302,000, depreciation and amortization of $2,173,000 and non-cash interest expense and amortization of debt discounts of $573,000, which were offset by a gain in derivative assets of $70,000. The net source of cash from our operating assets and liabilities of $2,670,000 primarily reflected accrued milestone payments under our Cargill license agreement that are payable in 2011 and 2012 and amounts accrued for work performed by ICM.

Investing Activities

During the nine months ended September 30, 2011, cash used in investing activities included $3,580,000 for capital expenditures, including $2,120,000 relating to our retrofit of the Agri-Energy facility to isobutanol production which is recorded as construction in progress.

During the nine months ended September 30, 2010, cash used in investing activities included $472,000 for capital expenditures and $24,378,000 related to the purchase and acquisition of Agri-Energy (aggregate cash purchase price of $24,963,000 less cash acquired of $585,000).

Financing Activities

During the nine months ended September 30, 2011, cash provided by financing activities was $111,631,000, primarily due to the net proceeds from our initial public offering, after deducting underwriting discounts and commissions and other offering expenses paid during the period, less principal repayments of $1,402,000 on our debt with Lighthouse.

During the nine months ended September 30, 2010, cash provided by financing activities was $41,956,000, primarily due to the net proceeds of $31,411,000 from our sale of Series D-1 preferred stock, debt borrowings from TriplePoint of $17,500,000, proceeds from the exercise of a preferred stock warrant of $592,000, repayment of $5,000,000 of principal and $250,000 of final payment under our debt with Lighthouse, payment of deferred offering costs relating to our initial public offering of $1,351,000 and payment of debt issue costs relating to our TriplePoint debt of $962,000.

Agri-Energy Acquisition

In September 2010, we acquired the Agri-Energy facility that we are retrofitting to produce isobutanol. We paid a purchase price of approximately $20.6 million. In addition, we acquired and paid $4.9 million for working capital. We paid the aggregate purchase price with available cash reserves and by borrowing $12.5 million under our loan and security agreement with TriplePoint (as described below). We have begun the retrofit of the Agri-Energy facility. We intend to increase the potential production capacity of the Agri-Energy facility in anticipation of future improvements from our yeast biocatalyst. We project capital costs for the retrofit of the Agri-Energy facility to be $22 million, including the ability to switch between ethanol and isobutanol production, plus additional capital to allow for the anticipated increased future production capacity. In addition to the retrofit to isobutanol production at the Agri-Energy facility, in July 2011 we made the strategic decision to invest in an enhanced yeast seed train at the Agri-Energy facility to maintain direct oversight over our current yeast material and future yeast development and to provide on-site yeast production. We estimate capital costs for the enhanced yeast seed train to be approximately $10 million. We expect to begin commercial production of isobutanol at the Agri-Energy facility in the first half of 2012. While we believe we will have the ability to reverse the retrofit and switch between ethanol and isobutanol production, there is no guarantee that this will be the case and it is not our intent to do so.

Redfield Energy, LLC

On June 15, 2011, we entered into an Isobutanol Joint Venture Agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), and executed the Second Amended and Restated Operating Agreement of Redfield (together, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, Gevo Development and Redfield have agreed to work together to retrofit Redfield’s approximately 50 million gallon per year ethanol production facility located near Redfield, South Dakota for the commercial production of isobutanol (the “Redfield Retrofit”). Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to Gevo Development in exchange for a payment of $1,000, which has been recorded on our balance sheet in other assets. Gevo Development is the sole holder of Class G units which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield facility, at which time Gevo Development anticipates consolidating Redfield’s operations because Gevo anticipates it will control the activities that are most significant to the entity.

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

As of September 30, 2011, we have not incurred any costs for the Redfield Retrofit.

Gevo Development, LLC and CDP Gevo, LLC

In September 2010, Gevo, Inc. acquired 100% of the class B interests in Gevo Development, which comprise 10% of the outstanding equity interests of Gevo Development, from CDP pursuant to an equity purchase agreement. Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development as a wholly owned subsidiary. In exchange for the class B interests, CDP will receive aggregate consideration of up to approximately $1,143,000, of which $996,000 has been paid as of September 30,

2011 and the remainder of which is payable through January 1, 2012, subject to the terms and conditions set forth in the agreement. As of September 22, 2010, each of the owners of CDP is employed by Gevo, Inc.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $875,000 to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2,000,000 to research and development expense at its present value amount of $1,578,000 because the milestone payment will be paid over a period greater than twelve months from the date it was incurred. At September 30, 2011, the present value of the liability, $1,137,000, was recorded as $924,000 in accounts payable and accrued expenses and $213,000 in non-current liabilities. Milestones number four and five representing potential payments of up to $1,500,000 have not been met as of September 30, 2011. Upon commercialization of a product which uses the Cargill biological material or is otherwise covered by the patent rights under this agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain. The accretion of the liability was recorded to interest expense.

Secured Long-Term Debt

Lighthouse Loan and Security Agreement. On December 18, 2006, we entered into a loan and security agreement, as amended, with Lighthouse. On August 6, 2010, we repaid $5,000,000 in outstanding principal, as well as $250,000 of the final payment, under the promissory note issued in connection with the loan and security agreement, using amounts borrowed pursuant to a loan and security agreement with TriplePoint, as well as available cash reserves. As of September 30, 2011, our outstanding principal balance on our loan with Lighthouse was $1,533,000. The promissory note bears interest at a rate of 12% per annum, required interest only payments during the year ended December 31, 2010, and requires principal plus interest repayments of equal amounts over the 18 months commencing January 1, 2011 and a final payment of $204,000 due on July 1, 2012.

Under the terms of the loan agreement, we are prohibited from granting a security interest in our intellectual property assets to any other entity until Lighthouse is paid in full, and Lighthouse maintains a security interest in the assets, including equipment and fixtures, financed by the proceeds of each original loan advance made under the loan agreement until such time as the loan is paid in full. The Lighthouse agreement does not contain financial ratio covenants, but does impose certain affirmative and negative covenants, which include prohibiting us from paying any dividends or distributions or creating any liens against the collateral as defined in the agreement, as amended. We cannot borrow any further amounts under our agreement with Lighthouse. At September 30, 2011, we were in compliance with the Lighthouse debt covenants.

TriplePoint Loan and Security Agreement 1. In August 2010, concurrently with the execution of the acquisition agreement with Agri-Energy, Gevo, Inc. entered into a loan and security agreement with TriplePoint, pursuant to which we borrowed $5,000,000 (the “Gevo Loan Agreement”). The Gevo Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default, including, disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, or acquiring or merging with another entity, excluding Agri-Energy, unless we receive the prior approval of TriplePoint. The aggregate amount outstanding under the Gevo Loan Agreement bears interest at a rate equal to 13%, is subject to an end-of-term payment equal to 8% of the amount borrowed and is secured by substantially all of the assets of Gevo, Inc., other than our intellectual property. This loan is also secured by substantially all of the assets of Agri-Energy, LLC. Additionally, under the terms of each of (i) the Gevo Loan Agreement and (ii) Gevo, Inc.’s guarantee of Agri-Energy’s obligations under the Original Agri-Energy Loan Agreement described below, Gevo, Inc. is prohibited from granting a security interest in its intellectual property assets to any other entity until both TriplePoint loans are paid in full. The loan matures on August 31, 2014, and provides for interest only payments during the first 24 months. An additional interest-only period of 6 months may be elected in the event that Gevo, Inc. begins producing isobutanol at its Agri-Energy facility by June 30, 2012. We used the funds from this loan to repay a portion of our existing indebtedness with Lighthouse. At September 30, 2011, we were in compliance with the debt covenants under the Gevo Loan Agreement.

TriplePoint Loan and Security Agreement 2- Part 1. In August 2010, Gevo Development borrowed $12,500,000 from TriplePoint to finance its acquisition of Agri-Energy and in September 2010, upon completion of the acquisition, the loan and security agreement was amended to make Agri-Energy the borrower under the facility. This loan and security agreement (the “Original Agri-Energy Loan Agreement”), includes customary affirmative and negative covenants for agreements of this type and events of default. The aggregate amount outstanding under the Original Agri-Energy Loan Agreement bears interest at a rate equal to

13% and is subject to an end-of-term payment equal to 8% of the amount borrowed. The loan is secured by the equity interests of Agri-Energy held by Gevo Development and substantially all the assets of Agri-Energy. The loan matures on September 1, 2014, and provides for interest-only payments during the first 24 months. An additional interest-only period of 6 months may be elected in the event that Gevo, Inc. begins producing isobutanol at its Agri-Energy facility by June 30, 2012. The loan is guaranteed by Gevo, Inc. pursuant to a continuing guaranty executed by Gevo, Inc. in favor of TriplePoint, which is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property. At September 30, 2011, we were in compliance with the debt covenants under the Original Agri-Energy Loan Agreement.

TriplePoint Loan and Security Agreement 2- Part 2. In October 2011, Agri-Energy entered into an amended and restated loan and security agreement (the “Amended Agri-Energy Loan Agreement”) with TriplePoint. The Amended Agri-Energy Loan Agreement amends and restates the Original Agri-Energy Loan Agreement. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The Amended Agri-Energy Loan Agreement provides Agri-Energy with additional term loan facilities of up to $15,000,000 (the “New Loan”) (which amount is in addition to the existing $12,500,000 term loan provided under the Original Agri-Energy Loan Agreement, which term loan remains in place under the Amended Agri-Energy Loan Agreement), the proceeds of which will be used to pay a portion of the costs, expenses, and other amounts associated with the retrofit of Agri-Energy’s ethanol plant in Luverne, Minnesota to produce isobutanol. The loan matures on October 31, 2015 with the last monthly amortization payment due on the date of such advance. The interest rate is the prime rate, as published by the Wall Street Journal on the day before each advance, plus 7.75% and in no event will the prime rate be less than 3.25%, and is subject to an end-of-term payment equal to 5.75% of the amount borrowed. The New Loan provides for interest only payments through July 1, 2012 and an additional interest-only period of 6 months on the New Loan may be elected in the event that the Company has received net offering proceeds of at least $75 million from one or more secondary equity offerings by June 30, 2012. On October 20, 2011, Agri-Energy borrowed $10 million under the Amended Agri-Energy Loan Agreement. Upon our request and the additional approval of TriplePoint, we may borrow an additional $5,000,000 under the Amended Agri-Energy Loan Agreement increasing the maximum size of the New Loan to $20,000,000.

The Amended Agri-Energy Loan Agreement provides that Agri-Energy will secure all of its obligations under the Amended Agri-Energy Loan Agreement and any other loan documents by granting to TriplePoint a security interest in and lien upon all or substantially all of its assets. Gevo, Inc. has guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint, which secures its guarantee of Agri-Energy’s obligations (including up to $32,500,000 in term loans) under the Amended Agri-Energy Loan Agreement.

Additionally, concurrent with the execution of the Amended Agri-Energy Loan Agreement, we entered into a warrant agreement with TriplePoint pursuant to which TriplePoint is entitled to purchase up to 188,442 shares of our common stock, par value $0.01, on the terms and subject to the conditions set forth in the warrant agreement, at a price per share of $7.96, subject to adjustment, exercisable for a period of seven years from the effective date of the warrant agreement.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2010:

	Total	2011	2012	2013	2014	2015 and Thereafter
Secured long-term debt, including current portion (before debt discounts)(1)	$22,038,000	$1,897,000	$3,371,000	$8,478,000	$8,292,000	$—
Cash interest payments on long-term debt(1)	6,742,000	2,536,000	2,312,000	1,523,000	371,000	—
Operating leases(2)	1,288,000	499,000	497,000	292,000	—	—
Payments to CDP for purchase of Class B interest(3)	369,000	295,000	74,000	—	—	—
Payments due under Cargill license agreement (4)	2,000,000	1,000,000	1,000,000	—	—	—

Total	$32,437,000	$6,227,000	$7,254,000	$10,293,000	$8,663,000	$—

(1)	Includes principal and final payments on our long-term debt as of December 31, 2010. With respect to each of the TriplePoint loans outstanding at December 31, 2010, an additional interest-only period of 6 months may be elected in the event that Gevo, Inc. is producing isobutanol at its Agri-Energy facility by June 30, 2012. If the additional interest-only period is elected, the amounts shown during the years ended December 31, 2012 through 2014 will be different. In October 2011, we borrowed an additional $10 million from TriplePoint, see “—Secured long-term debt” above.
(2)	Our commitments for operating leases primarily relate to our leased facility in Englewood, Colorado.
(3)	In September 2010, Gevo, Inc. purchased all of the outstanding class B interests in Gevo Development from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP will receive aggregate consideration of up to approximately $1,143,000, of which $774,000 was paid in 2010, and the remainder of which is payable through January 1, 2012, subject to the terms and conditions set forth in the equity purchase agreement.
(4)	During March 2010, we completed milestone number three under our license agreement with Cargill which is being paid as $2,000,000 over eight quarters beginning January 1, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk profile has not changed significantly during the first nine months of 2011.

Interest Rate Risk

We had unrestricted cash and cash equivalents totaling $97,605,000 at September 30, 2011. These amounts were invested primarily in demand deposit checking and savings accounts and are held for working capital purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% during the three months ended September 30, 2011 and 2010, our interest income would have declined by approximately $0 and $4,000, respectively, assuming consistent investment levels.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On January 14, 2011, Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP Biofuels North America LLC (“BP”) and E. I. DuPont de Nemours and Co. (“DuPont”), filed a complaint (the “Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-UNA, alleging that we are infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, we filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

On August 11, 2011, Butamax amended the Complaint to include allegations that we are infringing one or more claims made in US Patent No. 7,993,889 (the “’889 Patent”), also entitled “Fermentive Production of Four Carbon Alcohols.” The ’889 Patent, which has been assigned to Butamax, claims methods for producing isobutanol using certain recombinant yeast microorganisms expressing an engineered isobutanol biosynthetic pathway. We believe that the amended Complaint is without merit and will continue to aggressively defend our freedom to operate.

On September 13, 2011, we filed an answer to the amended Complaint in which we asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375, entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376, entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids,” both of which were recently awarded to us by the USPTO. Our counterclaim seeks a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

We have incurred net losses since our inception, including losses of $14.5 million, $19.9 million and $40.1 million in 2008, 2009 and 2010, respectively. We incurred a net loss of $34.1 million for the nine months ended September 30, 2011. As of September 30, 2011, we had an accumulated deficit of $120.5 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues have been extremely limited and we have not generated any revenues from the sale of isobutanol. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. Since the completion of the Agri-Energy acquisition in September 2010, we have generated revenue from the sale of ethanol and related products, and we expect to continue to generate revenue from the sale of all such products that are produced prior to the completion of the retrofit of the Agri-Energy facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements, our revenues could be adversely affected. Furthermore, we expect to spend significant amounts on further development of our technology, acquiring or otherwise gaining access to ethanol plants and retrofitting them for isobutanol production, marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

In particular, over time, the costs of the lawsuit with Butamax and our counterclaim, alleging patent infringement relating to the production of isobutanol, may become significant. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during this period, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our planned retrofits of the ethanol production facilities in Luverne, Minnesota and Redfield, South Dakota will be our first commercial retrofits, and, as a result, our production of isobutanol could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In September 2010, we acquired ownership of an ethanol production facility in Luverne, Minnesota and in June 2011, we acquired access to a second ethanol production facility in Redfield, South Dakota pursuant to our joint venture with Redfield. We intend to retrofit both facilities to produce isobutanol. While we have received additional debt and anticipate that additional funding for the retrofits may be available from TriplePoint, cost overruns or other unexpected difficulties could cause the retrofits to cost more than we anticipate, which could increase our need for such funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our initial commercial production of isobutanol. If additional funding is not available to us, or not available on terms acceptable to us, it could force us to use significantly more of our own funds than planned, limiting our ability to acquire access to or retrofit additional ethanol plants. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

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

Our strategy currently includes accessing and retrofitting, either independently or with potential development partners, existing ethanol facilities for the production of large quantities of isobutanol for commercial distribution and sale. We have acquired one 22 MGPY ethanol production facility and acquired access to one 50 MGPY ethanol production facility pursuant to our joint venture with Redfield. We plan to acquire additional production capacity to enable us to produce and sell over 350 MGPY of isobutanol in 2015. We may not find development partners with whom we can implement this growth strategy, and we may not be able to identify facilities suitable for joint venture, acquisition or lease. Even if we successfully identify a facility suitable for efficient retrofitting, we may not be able to acquire access to such facility in a timely manner, if at all. The owners of the ethanol facility may reach an agreement with another party, refuse to consider a joint venture, acquisition or lease, or demand more or different consideration than we are willing to provide. In particular, if the profitability of ethanol production increases, plant owners may be less likely to consider modifying their production, and thus may be less willing to negotiate with us or agree to allow us to retrofit their facilities for isobutanol production. Even if the owners of the facility are interested in reaching an agreement that grants us access to the plant, negotiations may take longer, or cost more, than we expect, and we may never achieve a final agreement. Further we may not be able to raise capital on acceptable terms, or at all, to finance our joint venture, acquisition, participation or lease of facilities. Even if we are able to access and retrofit several facilities, we may fail to access enough capacity to be commercially viable or meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. For example, under the terms of our off-take and distribution agreement with Sasol Chemical Industries Limited (“Sasol”), we are required to pay certain shortfall fees if we are not able to supply Sasol with certain minimum quantities of product. Failure to acquire access to sufficient capacity in a timely manner, if at all, may slow or stop our commercialization process and cause our business performance to suffer.

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

No two ethanol facilities are exactly alike, and each retrofit will require individualized engineering and design work. There is no guarantee that we or any contractor we retain will be able to successfully design a commercially viable retrofit, or properly complete the retrofit once the engineering plans are completed. Neither we nor ICM has ever built, via retrofit or otherwise, a full-scale commercial isobutanol facility. Our estimates of the capital costs that we will need to incur to retrofit a commercial-scale ethanol facility may prove to be inaccurate, and each retrofit may cost materially more to engineer and build than we currently anticipate. For example, our estimates assume that each plant we retrofit will be performing at full production capacity, and we may need to expend substantial sums to repair underperforming facilities prior to retrofit.

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

Even if we secure access to sufficient volumes of feedstock, the facilities we retrofit for isobutanol production may fail to perform as expected. The equipment and subsystems installed during the retrofit may never operate as planned. Our systems may prove incompatible with the original facility, or require additional modification after installation. Our biocatalyst may perform less efficiently than it did in testing, if at all. Contamination of plant equipment may require us to replace our biocatalyst more often than expected, or cause our fermentation process to yield undesired or harmful by-products. Likewise, our feedstock may contain contaminants like wild yeast, which naturally ferments feedstock into ethanol. The presence of contaminants, such as wild yeast, in our feedstock could reduce the purity of the isobutanol that we produce and require us to invest in more costly isobutanol separation processes or equipment. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may prove prohibitive. Any or all of these risks could prevent us from achieving the production throughput and yields necessary to achieve our target annualized production run rates and/or to meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. For example, under the terms of our off-take and distribution agreement with Sasol, we are required to pay certain shortfall fees if we are not able to supply Sasol with certain minimum quantities of product. Failure to achieve these rates, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.

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

While we have succeeded, at the demonstration plant, in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield, we have not accomplished this in a commercial plant environment. We have successfully achieved our commercial performance targets using our second-generation biocatalyst at our mini-plant, but have not yet done so at the demonstration or commercial plant scale. We are currently optimizing our second-generation biocatalyst in anticipation of its integration into the commercial facility, but this process, if it succeeds at all, may take longer or cost more than expected. Our yeast biocatalyst may not be able to meet the commercial performance targets at a commercial-scale retrofitted plant in a timely manner, or ever. In addition, the risk of contamination and other problems exists at commercial-scale isobutanol production which could negatively impact our cost of production. If we encounter difficulties in scaling up our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

Before any biofuel we produce receives a renewable identification number (“RIN”) we must register it with the EPA and receive approval that it meets specified regulatory requirements. Delay or failure in developing a fuel that meets the standards for advanced and cellulosic biofuels, or delays in receiving the desired RIN, will make our fuel less attractive to refiners, blenders, and other purchasers, which could harm our competitiveness.

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

There are various third party certification organizations such as ASTM International (“ASTM”) and Underwriters’ Laboratories, Inc. involved in standard-setting regarding the transportation, dispensing and use of liquid fuel in the U.S. and abroad. These organizations may change the current standards and additional requirements may be enacted that could prevent or delay approval of our products. The process of seeking required approvals and the continuing need for compliance with applicable standards may require the expenditure of substantial resources, and there is no guarantee that we will satisfy these standards in a timely manner, if ever.

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

We have engaged in negotiations with a number of companies, and have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including LANXESS, Sasol, Toray Industries, Inc., United Air Lines, Inc. and TOTAL PETROCHEMICALS USA, Inc. However, as of September 30, 2011, we are not party to any final, definitive supply or distribution agreements for our isobutanol, other than our exclusive supply agreement with LANXESS, our off-take and distribution agreement with Sasol and our offtake and marketing alliance agreement with Mansfield Oil Company. We may be unable to negotiate final terms with other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, as we have yet to produce or supply commercial volumes of isobutanol to any customer, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

Even if we are successful in producing isobutanol on a commercial scale, we may not be successful in negotiating sufficient supply agreements for our production.

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. As a development stage company, we lack commercial operating experience, and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully negotiate and structure long-term supply agreements for the isobutanol we produce. Many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, delay our acquiring and retrofitting of additional plants, dedicate additional resources to increasing our storage capacity and dedicate additional resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

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

We rely heavily upon our relationship with ICM. In October 2008, we entered into a development agreement and a commercialization agreement with ICM. Pursuant to the terms of the development agreement, ICM engineers helped us install the equipment necessary to test and develop our isobutanol fermentation process at ICM’s one MGPY ethanol demonstration facility, and ICM agreed to assist us in running and maintaining the converted plant. We currently use the demonstration plant to improve our second-generation biocatalyst and develop processes for commercial-scale production of isobutanol. Under the commercialization agreement, as amended, ICM serves as our exclusive engineering, procurement and construction (EPC) contractor for the retrofit of ethanol plants, and we serve as ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars. In August 2011, we entered into a work agreement with ICM. Pursuant to the terms of the work agreement, ICM will provide EPC services for the retrofit of ethanol plants.

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

Since our inception, most of our resources have been dedicated to research and development, as well as demonstrating the effectiveness of our technology at the St. Joseph, Missouri plant. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our technologies, developing future markets for our isobutanol and accessing facilities necessary for the production of isobutanol on a commercial scale. These expenditures will include costs associated with research and development, accessing existing ethanol plants, retrofitting the plants to produce isobutanol, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the isobutanol we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

To date, we have funded our operations primarily through equity offerings, including our initial public offering in February 2011, and the issuance of convertible and nonconvertible debt. Based on our current plans and expectations, we will require additional funding to achieve our goal of producing and selling over 350 million gallons of isobutanol in 2015. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant. Currently, we are a party to a lawsuit with Butamax and DuPont alleging patent infringement relating to the production of isobutanol. Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

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

The price and availability of corn and other plant feedstocks may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade, and global demand and supply. The significance and relative impact of these factors on the price of plant feedstocks is difficult to predict, especially without knowing what types of plant feedstock materials we may need to use.

Fluctuations in the price and availability of natural gas may harm our performance.

The ethanol facilities we plan to retrofit to produce isobutanol, including the Agri-Energy facility in Luverne, Minnesota, and the Redfield facility in Redfield, South Dakota, use significant amounts of natural gas to produce ethanol. After retrofit with our GIFT® technology, these facilities will continue to require natural gas to produce isobutanol. Accordingly, our business is dependent upon natural gas supplied by third parties. Should the price of natural gas increase, our performance could suffer. Likewise, disruptions in the supply of natural gas could have a material impact on our business and results of operations.

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

Changes in the prices of distiller’s grains and protein fermentation meal could have a material adverse effect on our financial condition.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of September 30, 2011, we exclusively licensed rights to 74 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 222 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only two of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from potential passage of patent reform legislation by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for blocking patents coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that: (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) that competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

If any other party has filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference may result in the loss of certain claims. Even successful interference outcomes could result in significant legal fees and other expenses, diversion of management time and efforts and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, such as if Butamax is successful in its lawsuit alleging that we are infringing its patents for the production of isobutanol using certain microbial host cells.

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending against a lawsuit filed by Butamax in which it has alleged that we have infringed two patents for certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells.

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

We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties, including, but not limited to Butamax. We cannot assure you that we will ultimately prevail if any of this third-party intellectual property is asserted against us, or in the current patent infringement lawsuit filed by Butamax.

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

DuPont has announced plans to develop and market isobutanol through Butamax, a joint venture with BP. A number of companies including Cathay Industrial Biotech, Ltd., Green Biologics Ltd., METabolic Explorer, S.A., TetraVitae Bioscience, Inc. and Cobalt Technologies, Inc. are developing n-butanol production capability from a variety of renewable feedstocks. Academic and government institutions may also develop technologies which will compete with us in the chemicals and solvents and blendstock markets.

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

In the production of cellulosic biofuels, key competitors include Shell Oil, BP, DuPont-Danisco Cellulosic Ethanol LLC, Abengoa Bioenergy, S.A., POET, LLC, ICM, Mascoma, Range Fuels, Inbicon A/S, INEOS New Planet BioEnergy LLC, Coskata, Inc., Archer Daniels Midland Company, BlueFire Ethanol, Inc., KL Energy Corporation, ZeaChem Inc., Iogen Corporation, Qteros, Inc., AE Biofuels, Inc. and many smaller start-up companies. If these companies are successful in establishing low cost cellulosic ethanol or other fuel production, it could negatively impact the market for our isobutanol as a gasoline blendstock.

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

Biofuels companies may also provide substantial competition in the hydrocarbon fuels market. With respect to production of renewable gasoline, biofuels competitors are numerous and include both large established companies and numerous startups. One competitor, Virent Energy Systems, Inc. (“Virent”), has developed a process for making gasoline and gasoline blendstocks. Kior, Inc. has developed a technology platform to convert biomass into renewable crude oil. Many other competitors may do so as well. In the jet fuel market, we will face competition from companies such as Synthetic Genomics, Inc., Solazyme, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation that are pursuing production of jet fuel from algae-based technology. LS9, Inc. (“LS9”) and others are also targeting production of jet fuels from renewable biomass. We may also face competition from companies working to produce jet fuel from hydrogenated fatty acid methyl esters. In the diesel fuels market, competitors such as Amyris, Inc. and LS9 have developed technologies for production of alternative hydrocarbon diesel fuel.

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

In December 2006, we entered into a loan and security agreement with Lighthouse and in August 2010, we entered into the Gevo Loan Agreement and the Original Agri-Energy Loan Agreement with TriplePoint, each of which has since been amended. Pursuant to the terms of these loan and security agreements, we cannot engage in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of Lighthouse and/or TriplePoint. If Lighthouse and/or TriplePoint do not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan(s) in full. As of September 30, 2011, the aggregate outstanding principal and final payment under our loan from Lighthouse was approximately $1.7 million, and the aggregate outstanding principal and final payments under the loans from TriplePoint was approximately $18.9 million.

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

We currently engage in hedging transactions through Agri-Energy to offset some of the effects of volatility in commodity prices. We expect to engage in similar transactions once we begin commercial isobutanol production. We generally follow a policy of using exchange-traded futures contracts to reduce our net position in agricultural commodity inventories and forward cash purchase contracts to manage price risk. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging exposes us to the risk that the other party to a hedging contract defaults on its obligation. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of isobutanol, distiller’s grains or ethanol. Losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

Our officers, directors and existing stockholders who held at least 5% of our common and preferred stock as of September 30, 2011 together control approximately 69.6% of our outstanding common stock. As of September 30, 2011, Khosla Ventures I, L.P. and its affiliates (“Khosla Ventures”), Virgin Green Fund I, L.P. and its affiliates (“Virgin Green”), Total Energy Ventures International, LANXESS Corporation, Burrill Life Sciences Capital Fund III, L.P. (“Burrill”), and Malaysian Life Sciences Capital Fund Ltd. (“Malaysian Capital”), beneficially owned approximately 27.2%, 10.7%, 9.4%, 8.6%, 7.3% and 6.4% of our outstanding common stock, respectively. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

Our stock price may be volatile, and your investment in our stock could suffer a decline in value.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash and cash equivalents;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our partners or our competitors;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of licensing arrangements;

•	the entry into, modification or termination of marketing arrangements;

•	the entry into, modification or termination of research, development, commercialization, supply, off-take or distribution arrangements;

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	litigation involving us, our general industry or both;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in existing laws, regulations and policies applicable to our business and products, including the RFS program, and the adoption or failure to adopt carbon emissions regulation;

•	announcements or expectations of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our three largest stockholders as of September 30, 2011 beneficially own, collectively, approximately 47.3% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In addition, as of September 30, 2011, there were 3,407,096 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

We registered 6,751,194 shares of common stock which are reserved for issuance under our stock incentive plans and our employee stock purchase plan. These shares can be freely sold in the public market upon issuance and once vested.

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

The terms of our loan and security agreement with Lighthouse currently prohibits us from paying cash dividends on our common stock and we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the retrofit of the Agri-Energy facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10 million, and (iii) no event of default has occurred and is continuing under the agreement. Accordingly, even if we decide to pay cash dividends in the future, we may not be able to access cash generated by Agri-Energy if amounts are then outstanding pursuant to the Amended Agri-Energy Loan Agreement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1†*	Acquisition Agreement, by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10

4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7

10.1	Gevo, Inc. Executive Health Management Plan.					X

10.2	International Off-Take and Distribution Agreement, by and between Gevo, Inc. and Sasol Chemical Industries Limited, dated July 29, 2011.					X

10.3	Amended and Restated Plain English Growth Capital Loan and Security Agreement, by and between Agri-Energy, LLC and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.1

10.4	First Amendment to Plain English Growth Capital Loan and Security Agreement, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.2

10.5	Plain English Limited Recourse Continuing Guaranty, by Gevo Development, LLC in favor of TriplePoint Capital LLC dated as of October 20, 2011.	8-K	001-35073	October 26, 2011	10.3

10.6	Amended and Restated Limited Recourse Membership Interest Pledge Agreement, by Gevo Development, LLC in favor of TriplePoint Capital LLC, dated as of October 20, 2011.	8-K	001-35073	October 26, 2011	10.4

Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.7	First Amendment to Plain English Security Agreement, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.5

10.8	First Amendment to Plain English Security Agreement, by and between Agri-Energy, LLC and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.6

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

101#	Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements.					X

*	Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.

By:	/S/ MARK SMITH
Mark Smith Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 2, 2011