Form 10-K/A
period 2011-12-31
Gevo, Inc.
filed 2012-03-14
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 1

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of March 2, 2012 was 26,503,058.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2011 of Gevo, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2012 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC 120 days after the end of the fiscal year. We do not anticipate that the Company’s definitive proxy statement involving the election of directors will be filed before April 29, 2012 (i.e., within 120 days after the end of the Company’s 2011 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 28, 2012 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information relating to our executive officers and directors, please see “Business- Executive Officers and Directors of the Registrant” in Item 1 of the Original Form 10-K.

General

This section describes key corporate governance guidelines and practices that we have adopted. Complete copies of our Corporate Governance Guidelines, the charters of the committees of our Board of Directors (the “Board”) and our Code of Business Conduct and Ethics described below may be viewed on our website at http://ir.gevo.com under “Corporate Governance.” Alternately, you can request a copy of any of these documents free of charge by writing to our Secretary, c/o Gevo, Inc., 345 Inverness Drive South, Building C, Suite 310, Englewood, Colorado 80112.

The Board presently has seven members and is divided into three classes, designated Class I, Class II and Class III. Each class shall consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board and each class has a three-year term. Our directors are divided among each of the classes as follows:

•	the Class I directors are Patrick R. Gruber and Ganesh M. Kishore, and their terms will expire at the annual meeting of stockholders to be held in 2014;

•	the Class II directors are Stacy J. Smith and Carlos A. Cabrera, and their terms will expire at the annual meeting of stockholders to be held in 2012; and

•	the Class III directors are Shai Weiss, Bruce A. Smith and Gary W. Mize, and their terms will expire at the annual meeting of stockholders to be held in 2013.

At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.

Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of the Board. Directors may be removed only for cause by the affirmative vote of the holders of at least a majority of the votes that all of our stockholders would be entitled to cast in an annual election of directors. Any vacancy on our Board, including a vacancy resulting from an enlargement of our Board, may be filled only by vote of a majority of our directors then in office, even if less than a quorum. Each director so chosen shall hold office until the next election of the class for which such director shall have been chosen and until his or her successor shall have been duly elected and qualified. Our Board has adopted corporate governance guidelines to assist the Board in the exercise of its duties and responsibilities and to serve the best interests of our company and our stockholders. The corporate governance guidelines are available for review on our website at http://ir.gevo.com. These guidelines, which provide a framework for the conduct of our Board’s business, provide:

•	that the Board’s principal responsibility is to oversee the management of the Company;

•	criteria for Board membership;

•	that a majority of the members of the Board shall be independent directors;

•	limits on a Board member’s service on boards of directors of other public companies;

•	for the appointment of a lead independent director;

•	that the independent directors meet regularly in executive session;

•	that at least annually, the Board and its committees will conduct a self-evaluation; and

•	that directors have complete access to all officers and employees.

Board Leadership Structure

The Board believes that its current independent Board structure is best for our Company and provides good corporate governance and accountability. The Board does not have a fixed policy regarding the separation of the roles of the chairman of the Board and the Chief Executive Officer because it believes the Board should be able to freely select the chairman of the Board based on criteria that it deems to be in the best interests of the Company and its stockholders. The functions of the Board are carried out by the full Board, and when delegated, by the Board committees. Each director is a full and equal participant in the major strategic and policy decisions of our Company.

Mr. Shai Weiss is the chairman of our Board and Dr. Patrick Gruber is our Chief Executive Officer. Mr. Weiss was originally elected to the Board in 2007 by Virgin Green Fund I, L.P. (“Virgin Green Fund”) pursuant to the terms of our amended and restated certificate of incorporation, as in effect at that time. The Board believes that the current structure of a separate chairman of the Board and Chief Executive Officer is the optimum structure for the Company at this time.

Information Regarding Board Committees

Our Board has established a standing Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee to devote attention to specific subjects and to assist it in the discharge of its responsibilities. All three committees operate under a written charter adopted by our Board, each of which is available on our website at http://ir.gevo.com under “Corporate Governance.” Below is a description of each committee of our Board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee appoints the independent registered public accounting firm; evaluates the independent registered public accounting firm’s qualifications, independence and performance; determines the engagement of the independent registered public accounting firm; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements; approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law; reviews our consolidated financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC; reviews our critical accounting policies and estimates; and annually reviews the Audit Committee charter and the committee’s performance.

The current members of our Audit Committee are Messrs. Bruce Smith, Carlos Cabrera and Gary Mize, each of whom is a non-employee member of our Board. Mr. Bruce Smith serves as the chairman of the committee. Our Board has determined that all members of our Audit Committee meet the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board has determined that Mr. Bruce Smith is our audit committee financial expert, as that term is defined under the applicable rules of the SEC, and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ, a copy of which can be found on our website at http://ir.gevo.com under “Corporate Governance.”

Compensation Committee

Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations. The Compensation Committee also recommends to our Board the issuance of stock options and other awards under our stock plans.

The current members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore, Mr. Gary Mize and Mr. Stacy Smith, each of whom is a non-employee member of our Board. Mr. Weiss serves as the chairman of the committee. Our Board has determined that each of the members of our Compensation Committee is an independent or outside director under the applicable rules and regulations of the SEC, NASDAQ and the Internal Revenue Code of 1986, as amended (the “Code”), relating to Compensation Committee independence. The Compensation Committee operates under a written charter, a copy of which can be found on our website at http://ir.gevo.com under “Corporate Governance.” On an annual basis, the Compensation Committee reviews and evaluates its written charter and the performance of the committee and its members, including compliance of the committee with its written charter.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our Board concerning governance matters.

The current members of our Nominating and Corporate Governance Committee are Messrs. Shai Weiss, Carlos Cabrera and Bruce Smith, each of whom is a non-employee member of our Board. Mr. Weiss serves as the chairman of the committee. Our Board has determined that each of the members of our Nominating and Corporate Governance Committee is an independent director under the applicable rules and regulations of the SEC and NASDAQ relating to Nominating and Corporate Governance Committee independence. The Nominating and Corporate Governance Committee operates under a written charter, a copy of which can be found on our website at http://ir.gevo.com under “Corporate Governance.” On an annual basis, the Nominating and Corporate Governance Committee reviews and evaluates its written charter and the performance of the committee and its members, including compliance of the committee with its written charter.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics which applies to all of our employees, officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions), directors and consultants. The full text of our code of business conduct and ethics has been posted on our website at http://ir.gevo.com under “Corporate Governance.” We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on the review of copies of the reports we have received and written representations provided to us from the individuals required to file the reports, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in our common stock during the year ended December 31, 2011.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore, Mr. Gary Mize and Mr. Stacy Smith. None of the members of our Compensation Committee is or has been an officer or employee of the Company. Mr. Weiss is a partner of Virgin Green Fund. Dr. Kishore is the Chief Executive Officer of Malaysian Life Sciences Capital Fund. See “Certain Relationships and Related Transactions; and Director Independence—Issuance of Series D-1 Preferred Stock” in Item 13 below for additional information.

None of our executive officers currently serves, or in the past year has served, as a member of the Board or Compensation Committee (or other committee serving an equivalent function) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Director Compensation

In May 2010, our Board adopted standard director compensation policies. Under these policies, each of our non-employee directors is entitled to an annual cash retainer of $50,000, with an additional annual cash retainer of $10,000 for service as chair of our Audit Committee. In addition, we reimburse all of our directors for the reasonable expenses incurred in connection with their attendance at Board or committee meetings. Each non-employee director is entitled to receive annual equity grants, half of which will be paid in shares of restricted stock and half of which will be paid by the issuance of an option to purchase shares of our common stock.

Director Compensation Table

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2011.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)		Stock awards ($)(1)		All other compensation ($)	Total ($)
Shai Weiss(2)	—	—		—		—	—
Ganesh M. Kishore, Ph.D.	50,000	62,559		62,494		—	175,053
Véronique Hervouet(3)	—	62,559	(6)	62,494	(6)	—	125,053
Stacy J. Smith	50,000	62,559		62,494		—	175,053
Ron Commander, Ph.D.(2)(3)	—	—		—		—	—
Bruce A. Smith(4)	60,000	62,559		62,494		—	185,053
Carlos A. Cabrera	50,000	62,559		62,494		—	175,053
Gary W. Mize(5)	50,000	62,501		62,498		—	174,999

(1)	The amounts in the “Option awards” column reflect the aggregate grant date fair value of awards granted during the year ended December 31, 2011 in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option awards are set forth in Note 13 to our consolidated financial statements, which are included in our Original Form 10-K.
(2)	Mr. Weiss and Dr. Commander each declined all compensation for their service as directors during 2011.

(3)	Upon expiration of their terms as directors on June 14, 2011, Ms. Hervouet and Dr. Commander retired from the Board.
(4)	Fees paid include an additional $10,000 paid to Mr. Bruce Smith as compensation for his service as chairman of the Audit Committee.
(5)	Mr. Mize was appointed to our Board in September 2011.
(6)	The awards for Ms. Hervouet’s director services, which were granted on March 23, 2011, were issued directly to Total Energy Ventures International. Upon termination of Ms. Hervouet’s directorship, the unvested portion of these awards was cancelled.

Compensation Discussion and Analysis

Named Executive Officers

The individuals in the Summary Compensation Table set forth after this Compensation Discussion and Analysis are referred to as the “named executive officers.” Our named executive officers for the fiscal year ended December 31, 2011 are:

•	Dr. Patrick R. Gruber, Chief Executive Officer

•	Mark Smith, Chief Financial Officer

•	Dr. Christopher Ryan, Executive Vice President, Business Development

•	Dr. David Glassner, Executive Vice President, Technology

•	Brett Lund, Executive Vice President, General Counsel and Secretary

Overview—Compensation Objectives

We have designed our compensation and benefits programs and philosophy to retain, attract and incentivize talented, qualified senior executives to effectively manage and promote the success of our Company and to motivate them to pursue corporate objectives. Historically, as a private company, the mix of compensation elements was weighted towards equity elements due to cash capital constraints. However, going forward we have set our compensation programs within an appropriate competitive framework that includes a mix of short-term and long-term components, cash and equity elements and fixed and contingent payments in proportions that we believe will provide appropriate incentives to reward our senior executives and management team. Within this overall philosophy, our objectives are to:

•

continue to align the financial interests of our executive officers with those of our stockholders by providing significant equity-based awards such as options and restricted stock, while balancing the competing concerns of limiting stockholder dilution and financial accounting compensation expense; and

•

continue to use our performance-based approach to managing pay levels to foster a goal-oriented, cooperative and highly motivated management team whose members have a clear understanding of business objectives and shared corporate values.

Compensation for each named executive officer is comprised of a cash-based short-term salary component, reviewed periodically and based on the individual performance of the executive, cash incentive payments based upon the achievement of corporate objectives established by the Compensation Committee on an annual basis, and a long-term equity component providing long-term compensation based on Company performance, as reflected in an increase or decrease in the value of the shares underlying such equity awards. We use the above objectives as a guide in establishing the compensation programs, practices and packages offered to our executive officers and in assessing the proper allocation between long- and short-term incentive compensation and cash and non-cash compensation.

Historical Role of our Board of Directors

From our formation until the appointment of directors to the Compensation Committee in September 2007, non-employee members of our Board reviewed and approved executive compensation and benefits policies, including the 2006 omnibus securities and incentive plan (the “2006 Plan”). Our non-employee directors relied upon their own experiences as directors and officers at other technology companies and public companies that we expected to compete with for qualified executive officers, as well as other subjective information collected from private, venture capital-backed companies in establishing appropriate levels of compensation for our executive officers.

Establishment of, and Ongoing Review by, Our Compensation Committee

In September 2007, our Board established a Compensation Committee. The current members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore, Mr. Gary Mize and Mr. Stacy Smith. Each of these individuals qualifies as (i) an “independent director” under the requirements of NASDAQ, (ii) a “non-employee director” under Rule 16b-3 of the Exchange Act, and (iii) an “outside director” under Section 162(m) of the Code. The Compensation Committee evaluates, approves, administers and interprets our executives’ compensation and benefit policies, including our annual executive incentive plan, 2006 Plan and 2010 Plan (defined below), consistent with our compensation program and philosophy.

Historically, as a private company, our Compensation Committee considered compensation data informally collected by the Compensation Committee members from various other private, venture capital-backed, development-stage companies, and from research of pay practices at similar companies. The Compensation Committee has also relied on its members’ business judgment and collective experience with respect to compensation practices at other companies in the technology industry. Our Compensation Committee determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

Role of Executive Officers in Compensation Decisions

For executive officers other than our Chief Executive Officer, the Compensation Committee has historically sought and considered input from our Chief Executive Officer regarding such executive officers’ responsibilities, performance and compensation. Specifically, our Chief Executive Officer recommends base salary increases, equity award levels and the performance goals that are used throughout our compensation plans, and advises the Compensation Committee regarding the compensation program’s ability to attract, retain and motivate executive talent. Our Compensation Committee has and exercises the ability to materially increase or decrease the compensation amounts recommended by our Chief Executive Officer. Our Chief Executive Officer is also involved in our executive compensation process by providing input on the performance targets for our compensation plan, including the relative weight to be assigned to each performance target, and presenting data regarding the impact of the executive compensation programs on our financial performance and statements. Our Compensation Committee routinely meets in executive session, and our Chief Executive Officer is not permitted to attend during sessions of the Compensation Committee and sessions of the Board where decisions are made regarding his compensation.

Role of Compensation Consultants

Effective April 21, 2011, our Compensation Committee appointed Hodak Value Advisors (the “Compensation Consultant”), an independent consultant, to formulate a report and make recommendations to our Compensation Committee regarding executive compensation. In 2011, the Compensation Consultant presented to our Compensation Committee information based on peer group and other market data supplemented by survey data for particular positions. The peer group companies chosen were primarily public biofuel and alternative energy companies that are comparable in size by market cap and are in similar stages of development as the Company. In making its report to the Compensation Committee, the Compensation Consultant used compensation peer data from the following companies:

A123 Systems, Inc.

American Superconductor

Amtech Systems, Inc

Amyris, Inc.

BioFuel Energy Corp.

Clean Energy Fuels Corp.

Codexis, Inc.

Energy Recovery, Inc.

EnerNOC, Inc.

FuelCell Energy, Inc.

Genomatica, Inc.

KiOR, Inc.

Luca Technologies

Metabolix, Inc.

Myriant, Inc.

Ormat Technologies, Inc.

PetroAlgae, Inc.

Rentech, Inc.

Solazyme, Inc.

Synthesis Energy Systems

Syntroleum Corp.

Verenium Corp.

The Compensation Committee used the market parameters based on such peer group and survey data provided by the Compensation Consultant to make the initial determination of various elements of our executives’ compensation and to determine whether its compensation decisions were within the market levels for each executive. As discussed above, our Compensation Committee makes adjustments down or up from such market-based determination based, in part, on input from our Chief Executive Officer.

Executive Compensation Program

Our executive compensation program consists of five components: base salary; annual incentive bonuses; equity-based incentives; benefits; and severance/change of control protection. These components allow us to reward performance throughout the fiscal year and to provide an incentive for executives to appropriately balance their focus on short-term and long-term strategic goals. The Compensation Committee believes that this set of components is effective and will continue to be effective in achieving the objectives of our compensation program and philosophy. We use short-term compensation, including base salary and annual incentive bonuses, to motivate and reward our key executives on a day-to-day basis in accordance with our general compensation philosophy, which focuses on rewarding performance. Our Compensation Committee has established a program to set and refine strategic objectives, and to measure performance against those objectives. The Compensation Committee meets at least annually to evaluate and refine this program. We have implemented an annual review process to measure and provide feedback on individual performance as it relates to the goals we wish to achieve for the Company as a whole and each employee individually. This annual review assesses various combinations of the following factors:

•	overall financial performance;

•	overall and functional unit expense controls;

•	achievement of objectives established during the prior review, including specified cost metrics;

•	assessment of professional effectiveness, consisting of a portfolio of competencies that include leadership, commitment, creativity and team accomplishment; and

•	experience, knowledge, skills and attitude, focusing on capabilities, capacity and willingness to learn.

The Compensation Committee applies the same compensation philosophy and standards for each named executive officer, including our Chief Executive Officer. However, compensation levels inevitably vary among the named executive officers because the Compensation Committee considers individual and corporate factors, as well as the personal knowledge of our Compensation Committee members with respect to the compensation of similarly situated individuals at companies with which we compete for talent, in order to determine the appropriate level of compensation for each named executive officer. Consequently, if there are differences in the amount or type of compensation paid among the named executive officers, including the Chief Executive Officer, such differences are due primarily to a similar disparity among positions within other companies generally known to our Compensation Committee members, as well as other factors such as a named executive officer’s tenure and individual performance.

We use equity-based incentives to align the interests of our senior executives with those of our stockholders and to promote a longer-term performance perspective and positive progress toward achieving our long-term strategy. Total equity ownership for our named executive officers is reviewed at least annually and the data from this review is used as part of the evaluation in determining the appropriate amount of additional grants of equity-based awards.

Finally, we use benefits and change of control and severance arrangements as a means of retaining our employees and reducing the degree to which the possible loss of employment might affect our executives’ willingness to take risks and/or pursue strategic relationships and transactions that, while potentially beneficial to our stockholders, might result in the termination of the executive’s employment.

Our executives’ total compensation may vary significantly year to year based on Company, functional area and individual performance. Further, the value of equity awards made to our senior executives will vary in value based on our stock price performance.

Weighting of Elements in our Compensation Program

The allocation among each compensation element is based on a subjective determination by the Compensation Committee of the importance of each element in meeting our overall objectives. In general, we seek to put a significant amount of each executive’s total potential compensation “at risk” based on corporate and individual performance. We believe that, as is common in the technology sector, stock option and other equity-based awards are a significant compensation-related motivator in attracting and retaining employees and that salary and bonus levels are, in many instances, secondary considerations to many employees, particularly at the executive and managerial levels.

Base Salary

We provide a base salary to our named executive officers and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year. Base salary will typically be used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, and should reflect the overall sustained performance and contributions to us over time. For newly hired executive officers, the Compensation Committee considers the base salary of the individual at his or her prior employment and any unique personal circumstances that motivated the executive to leave that prior position and join us. Once base pay levels are initially determined, increases in base pay are generally made as appropriate to recognize specific performance achievements.

In 2010, in consideration of the achievements of the Company in securing additional private equity financing and the Company’s planned initial public offering, the Compensation Committee approved executive base salary increases which were deemed to be competitive and consistent with the performance of the executive team and the growth of our Company. These salary increases are reflected in the employment agreements that we entered into with Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith in June 2010, which became effective upon the closing of our initial public offering. In December 2011, the Compensation Committee increased the base salaries of Drs. Ryan and Glassner in recognition of the additional responsibilities assumed by each executive and the Compensation Committee’s assessment of each executive’s performance during 2011. None of our executives is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. However, on a periodic basis, base salaries for our executives, together with other components of compensation, are evaluated.

The following table sets forth information regarding base salaries for fiscal year 2011 that became effective upon the consummation of our initial public offering for our named executive officers:

Name of Executive Officer	2011 Base Salary Rate (effective upon the closing of our initial public offering)
Patrick R. Gruber, Ph.D	$500,000
Mark Smith	325,000
Christopher Ryan, Ph.D.(1)	325,000
David Glassner, Ph.D.(2)	300,000
Brett Lund, J.D., M.B.A.	300,000

(1)	Effective January 1, 2012, Dr. Ryan’s base salary was increased from $325,000 to $335,000.
(2)	Effective January 1, 2012, Dr. Glassner’s base salary was increased from $300,000 to $325,000.

Annual Incentive Bonuses

Our compensation philosophy with respect to annual incentive bonuses is consistent with our overall compensation program philosophy. The annual incentive bonus is directed at tying individual compensation to both corporate and individual performance while maintaining market-competitive compensation. Performance, as measured against individual and corporate goals, directly affects the level of bonus payment.

In June 2010, we entered into employment agreements with each of Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith which became effective upon the closing of our initial public offering. These agreements superseded and terminated any employment and offer letter agreements that we had previously entered into with these named executive officers. Under the terms of these employment agreements, each executive is entitled to receive an annual incentive bonus based on the achievement of certain business goals set by our Board on an annual basis. The annual incentive bonus targets for our named executive officers, expressed as a percentage of their base salary, are as follows:

Name of Executive Officer	2011 Bonus Target (as % of 2011 base salary)
Patrick R. Gruber, Ph.D.	50.0%
Mark Smith	40.0
Christopher Ryan, Ph.D.	40.0
David Glassner, Ph.D.(1)	30.0
Brett Lund, J.D., M.B.A.	30.0

(1)	Effective January 1, 2012, Dr. Glassner’s annual incentive bonus target was increased from 30% to 40%.

In May 2011, our Compensation Committee adopted the 2011 incentive bonus plan, under which the annual incentive bonus milestones set forth below were used along with corporate and individual performance milestones set by our Compensation Committee and our Chief Executive Officer (except that individual performance milestones for our Chief Executive Officer are set exclusively by members of our Compensation Committee).

During 2011, our Compensation Committee, with input from our Chief Executive Officer, established three categories of corporate performance milestones: (i) milestones related to securing access to ethanol plants for future retrofit to isobutanol production, (ii) milestones related to the negotiation of future customer agreements for at least 50% of the projected 2012 isobutanol production capacity at our Luverne, Minnesota facility and (iii) milestones related to completion of the retrofit of the Luverne, Minnesota facility for the production of isobutanol. The milestone for completion of the retrofit of the Luverne, Minnesota facility incorporated another 2011 milestone that isobutanol production commence on or before June 30, 2012, consistent with the engineering timeline. If the retrofit of the Luverne, Minnesota facility for the production of isobutanol is completed on or before June 30, 2012 and certain start-up performance criteria to be defined by the Compensation Committee are achieved, an additional 25% of target incentive compensation amounts will be awarded. Individual performance targets were weighted as follows: (i) 25% for targets related to securing access to ethanol plants for future retrofit to isobutanol production, (ii) 25% for targets related to the negotiation of future supply agreements and (iii) 50% for targets related to successfully completing the retrofit of the Luverne, Minnesota facility for production of isobutanol. In December 2011, our Compensation Committee determined that the Company had achieved 125% of its corporate performance targets and the Company performance factor was set at 125% of the target incentive bonuses.

In determining the performance factor of 125%, our Compensation Committee considered the following factors:

•	the Company entering into the joint venture agreement with Redfield Energy, LLC in June 2011;

•

the Company entering into an international off-take agreement with Sasol Chemicals Industries Limited and an off-take and marketing alliance agreement with Mansfield Oil Company, for aggregate supply and distribution of isobutanol in excess of 50% of planned 2012 isobutanol production at our Luverne, Minnesota facility; and

•	the retrofit of the Luverne, Minnesota facility being deemed on schedule to commence production of isobutanol on or before June 30, 2012.

The following formula can be used to calculate the incentive bonus payment to be made to a named executive officer:

Bonus Amount = (Base Salary) × (Target Percentage) × (Company Performance Factor)

Name of Executive Officer	Bonus Target (base salary × target %) ($)	2011 Company Performance Factor (%)	2011 Bonus Based on Achievement of Company Performance Factor ($)	Total Bonus Payment ($)
Patrick R. Gruber, Ph.D.	250,000	125.0	312,500	312,500
Mark Smith	130,000	125.0	162,500	162,500
Christopher Ryan, Ph.D.	130,000	125.0	162,500	162,500
David Glassner, Ph.D.	90,000	125.0	112,500	112,500
Brett Lund, J.D., M.B.A.	90,000	125.0	112,500	112,500

In addition to the annual incentive bonus, the employment agreements provide that additional bonus amounts may be paid, at the discretion of our Board, to reflect each executive’s contributions to the accomplishment of our long-range business goals, the success of the corporate strategies in which the executive participates and the unique services that the executive provides in connection with increasing stockholder value. No discretionary amounts were paid under these provisions in 2011.

We believe that our annual incentive bonus plans help to attract and motivate our executives, and to align the compensation payable to our executives with our corporate objectives, thereby maximizing stockholder value. By evaluating our bonus program for executives each fiscal year, we believe we provide sufficient and attainable incentives for our executives that align with both our financial and nonfinancial goals.

Equity Incentive Compensation

We believe that our long-term performance is best facilitated through a culture of executive ownership that encourages long-term investment by our executive officers in our equity, thereby better aligning the executives’ interests with the interests of our stockholders. To encourage this ownership culture, we typically make an initial equity award of stock options to new employees and periodic grants at other times, as approved by the Compensation Committee. We do not have a formal policy pertaining to the timing of our equity grants. Our Compensation Committee has historically recommended, and our Board has historically approved, all equity grants to our employees including our executive officers. These grants have an exercise price that is at least equal to the fair market value of our common stock on the date of grant, as determined by our Board. Grants of options in 2011 were typically subject to a three-year vesting schedule with 1/3rd of the grant vesting upon the first anniversary of the vesting commencement date and the remainder of the shares vesting at a rate of 1/36th of the total shares subject to the option each month after the vesting commencement date, subject to the continued service of the executive officer. In keeping with our market-competitive philosophy, our Compensation Committee established the foregoing vesting schedules for 2011 because it determined that such vesting represents market practice in our industry based on their experience. For the options granted to our named executive officers in 2010 and earlier, vesting commenced upon the executive officer’s respective date of hire. For the options granted to our named executive officers in 2011, vesting commenced upon the date of grant.

The size of the initial stock option award is determined based on the executive’s position with us and takes into account the executive’s base salary and other compensation. The initial stock option awards are intended to provide the executive with an incentive to build value in the organization over an extended period of time while remaining consistent with our overall compensation philosophy.

In June 2010, we entered into employment agreements with each of Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith which became effective upon the closing of our initial public offering. These agreements superseded and terminated any employment and offer letter agreements that we had previously entered into with these named executive officers. These employment agreements with our named executive officers provide for annual equity incentive awards with the following fair market values on the date of grant:

Name of Executive Officer	Annual Minimum Equity Incentive Award		Actual Equity Incentive Award granted in Fiscal Year 2011
Patrick R. Gruber, Ph.D.	$600,000	(1)	$1,451,373
Mark Smith	200,000		595,561
Christopher Ryan, Ph.D.	200,000		595,003
David Glassner, Ph.D.	75,000		345,008	(2)
Brett Lund, J.D., M.B.A.	65,000		325,006	(2)

(1)	As noted below, Dr. Gruber’s employment agreement was amended in December 2011 and he is no longer entitled to the guaranteed portion of his annual equity award, worth $600,000 per year.

(2)	Excludes grant of restricted stock valued at $250,005 to each of Dr. Glassner and Mr. Lund in December 2011 with vesting subject to performance conditions.

The employment agreements of Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith provide that each executive may be granted additional annual equity incentive awards with fair market values on the grant date of $850,000, $395,000, $270,000, $260,000 and $395,000, respectively, over the minimum amounts included in the above table.

On March 23, 2011, Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith were granted aggregate annual equity incentive awards in accordance with the terms of their employment agreements. Dr. Gruber was granted 121,335 stock options, Dr. Ryan was granted 33,942 restricted shares of common stock, Dr. Glassner was granted 19,681 restricted shares of common stock, Mr. Lund was granted 18,540 restricted shares of common stock and Mr. Mark Smith was granted 49,789 stock options, with fair market values on that date of approximately $1,450,000, $595,000, $345,000, $325,000 and $595,000, respectively.

On December 8, 2011, in order to retain Dr. Glassner, our Executive Vice President, Technology, and to enhance the alignment of his interests with those of our stockholders, Dr. Glassner was granted 37,370 restricted shares of common stock with an estimated fair value of $250,000. The vesting of the restricted shares of common stock is contingent upon the successful start-up of isobutanol production at and shipment of product from our Luverne, Minnesota facility on or prior to July 1, 2012 and Dr. Glassner’s continuous service to us through that date.

On December 8, 2011, in order to retain Mr. Lund, our Executive Vice President, General Counsel and Secretary, and to enhance the alignment of his interests with those of our stockholders, Mr. Lund was granted 37,370 restricted shares of common stock with an estimated fair value of $250,000. The vesting of the restricted shares of common stock is contingent upon our ability to sell isobutanol produced at our Luverne, Minnesota facility without legal impediment upon commencement of commercial production and Mr. Lund’s continuous service to us through that date.

Effective December 21, 2011, we entered into an employment agreement amendment (the “Amendment Agreement”) with Dr. Gruber, our Chief Executive Officer, whereby all options to purchase common stock of the Company that had been granted to Dr. Gruber in fiscal years 2008, 2009 and 2010 immediately became unvested (to the extent previously vested) and subject to a revised three-year vesting schedule. Pursuant to the Amendment Agreement, an aggregate of 624,505 options that were previously vested and exercisable (or approximately 64% of the vested options held by Dr. Gruber) became unvested. Dr. Gruber is also no longer entitled to the guaranteed portion of his annual equity award, worth $600,000 per year. In exchange for these concessions, Dr. Gruber was granted a cash award of $1,500,000, payable in three equal installments, subject to Dr. Gruber’s continued employment with us. The first payment of $500,000 was made on December 30, 2011 and the next two installments will be paid over the next two fiscal quarters.

Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our Gevo, Inc. employees:

•	health, dental and vision insurance;

•	life insurance, short- and long-term disability, accidental death and dismemberment;

•	a 401(k) plan; and

•	a medical and dependent care flexible spending account.

We believe these benefits are consistent with companies with which we compete for employees.

Severance/Termination-Based Compensation

Our Compensation Committee provides our executives with termination protection when it determines that such protection is necessary to attract or retain an executive. In June 2010, we entered into employment agreements with each of Drs. Gruber, Ryan and Glasser and Messrs. Lund and Mark Smith which became effective upon the closing of our initial public offering. These agreements superseded and terminated any employment and offer letter agreements that we had previously entered into with these named executive officers. Under the terms of the employment agreements, each executive officer is entitled to receive severance payments and benefits in the event that he is terminated without cause or resigns for good reason. The employment agreements also provide payments to these named executive officers in the event of a change of control and provide for certain benefits in the event that an executive is terminated upon or within 90 days following a change of control.

The severance payments and benefits that are payable under these agreements are further described below in the sections entitled “Employment Arrangements” and “Potential Payments upon Termination or Change of Control.”

Tax Considerations

Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1.0 million paid to certain named executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We generally intend to structure the performance-based portion of our executive compensation, when feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our Board may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Risks Related to Compensation Policies and Practices

The Compensation Committee has considered whether the Company’s overall compensation program for employees in 2012 creates incentives for employees to take excessive or unreasonable risks that could materially harm the Company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted and the uniformity of compensation policies across the Company, which the Compensation Committee regards as setting an appropriate level of risk taking for the Company, as a baseline for our annual incentive plan targets. We also believe the Company’s internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing the Company to a harmful long-term business transaction in exchange for short-term compensation benefits.

2011 Summary Compensation Table

The following table summarizes the compensation earned by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers during the year ended December 31, 2011. In this Compensation Discussion and Analysis, we refer to these officers as our named executive officers.

Name and principal position	Year	Salary ($)(1)		Stock Awards ($)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Patrick R. Gruber, Ph.D.	2011	488,923				1,494,373	(5)	312,500	531,995	(4)	2,827,791
Chief Executive Officer, Director	2010	384,385				681,765		150,000	54,504	(4)	1,270,654
	2009	363,462				427,820		75,000	57,025	(4)	923,307

Mark L. Smith	2011	318,846				595,561		162,500	12,250	(6)	1,089,157
Chief Financial Officer	2010	275,000				129,527		104,250	11,069	(6)	519,846
	2009	285,577				26,904		52,140	10,577	(6)	375,198

Christopher Ryan, Ph.D.	2011	320,077		595,003		—		162,500	15,604	(7)	1,093,184
President and COO	2010	285,000				294,923		121,950	31,107	(7)	732,980
	2009	153,462	(8)			318,028		29,461	286,210	(7)	787,161

David Glassner, Ph.D.	2011	291,385		595,013	(9)	—		112,500	12,250	(10)	1,011,148
Executive Vice President, Technology	2010	230,000				156,067		—	12,250	(10)	490,417
	2009	238,846				118,188		—	11,962	(10)	412,604

Brett Lund, J.D., M.B.A.	2011	288,923		575,012	(11)	—		112,500	11,185	(12)	987,620
Executive Vice President, General Counsel and Secretary

(1)	For information regarding the annual salary rate of our named executive officers, see “Employment Arrangements” below. We pay salary to our employees on a bi-weekly basis and, in calendar years 2011, 2010 and 2009, we made 26, 26 and 27 such bi-weekly payments, respectively, so certain of the named executive officers received aggregate salary payments in calendar year 2009 that exceeded their annual salary rate.
(2)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards granted during each respective year for each named executive officer, in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option awards are set forth in Note 13 to our consolidated financial statements.
(3)

The bonuses earned on the basis of performance relative to target bonus metrics have been reported in this column as non-equity incentive plan compensation. See “Compensation Discussion and Analysis” above for a discussion of how the bonus program worked in operation. See also “Grants of Plan-Based Awards in Fiscal Year 2011” under the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” for the target amounts named executive officers were eligible to earn in 2011. Our Board retained discretion to approve payments in excess of the target. The dollar amounts reported in this column were paid out as cash payments in December 2011, December 2010 and January 2010, respectively.
(4)	For 2011, represents $500,000 for cash award payment made in December 2011 related to the Amendment Agreement (see the section entitled “Employment Arrangements–Patrick Gruber, Ph.D.” below), $22,051 for payments to maintain a corporate apartment and $9,943 for gross-up tax assistance provided. For 2010, represents $12,250 for Company match on 401(k) plan, $29,122 for payments to maintain a corporate apartment and $13,132 for gross-up tax assistance provided. For 2009, represents $12,250 for Company match on 401(k) plan, $25,154 for payments to maintain a corporate apartment, $11,344 for gross-up tax assistance provided and $8,277 for other personal benefits.
(5)	For 2011, includes $43,000 relating to the Amendment Agreement for the incremental fair value of the stock option awards subject to modified vesting.
(6)	For 2011, represents $12,250 for Company match on 401(k) plan. For 2010, represents $11,069 for Company match on 401(k) plan. For 2009, represents $10,577 for Company match on 401(k) plan.
(7)	For 2011, represents $12,250 for Company match on 401(k) plan and $3,354 in other benefits provided. For 2010, represents $12,250 for Company match on 401(k) plan, $4,306 for gross-up tax assistance provided and $14,551 in relocation assistance. For 2009, represents $3,837 for Company match on 401(k) plan, $12,214 for gross-up tax assistance provided and $270,159 in relocation assistance. $52,954 of the relocation assistance provided in 2009 represents costs paid for Dr. Ryan’s moving expenses and relocation costs. The remaining $217,205 of relocation assistance is for amounts paid to a relocation company in connection with the sale of Dr. Ryan’s house. The relocation company purchased Dr. Ryan’s house in 2009 and sold it in 2010. We initially paid the relocation company $312,498 as an estimate of the difference between the purchase price they paid and the sales price they would receive, plus sales, carrying and other costs for the house. When the relocation company sold the house in 2010, the actual difference between the purchase price and sales price, plus sales, carrying and other costs for the house was only $217,205, and the relocation company refunded our overpayment of $95,293.
(8)	Dr. Ryan joined Gevo, Inc. in June 2009. The 2009 salary reflected for Dr. Ryan represents actual salary earned from employment with us in 2009, which was based on an annual base salary of $285,000.
(9)	For 2011, $345,008 relates to a stock award which vests over 36 months from March 23, 2011 and $250,005 relates to a stock award granted in December 2011 that vests upon the achievement of certain performance criteria.
(10)	For 2011, represents $12,250 for Company match on 401(k) plan. For 2010, represents $12,250 for Company match on 401(k) plan. For 2009, represents $11,962 for Company match on 401(k) plan.
(11)	For 2011, $325,006 relates to a stock award which vests over 36 months from March 23, 2011 and $250,005 relates to a stock award granted in December 2011 that vests upon the achievement of certain performance criteria.
(12)	For 2011, represents $11,185 for Company match on 401(k) plan.

Grants of Plan-Based Awards in 2011 Table

All options granted to our named executive officers are non-statutory stock options. The exercise price per share of each option granted to our named executive officers was determined to be equal to at least the fair market value of our common stock by our Board on the date of the grant. We also make grants of restricted common shares of our stock.

The following table shows information regarding grants of equity awards to our named executive officers during the year ended December 31, 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards ($)(2)	Stock Awards (#)		Grant Date Fair Value of Stock Awards ($)
Name	Grant Date	Target($)
Patrick R. Gruber, Ph.D.	—	250,000
	3/23/2011		121,335	17.53	1,451,373
Mark Smith	—	130,000
	3/23/2011		49,789	17.53	595,561
Christopher Ryan, Ph.D	—	130,000
	3/23/2011					33,942		595,003
David Glassner, Ph.D.	—	90,000
	3/23/2011					19,681		345,008
	12/8/2011					37,370	(3)	250,005
Brett Lund, J.D, M.B.A.	—	90,000
	3/23/2011					18,540		325,006
	12/8/2011					37,370	(4)	250,005

(1)	Represents awards granted under our 2011 cash incentive bonus program, which were based on achievement of certain milestones in fiscal year 2011. This column shows the awards that were possible at the target level of performance. The column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table shows the actual awards earned in fiscal year 2011 by our named executive officers under the 2011 cash incentive bonus program. These amounts were paid in December 2011.

(2)	The amounts set forth in the “Grant Date Fair Value of Option Awards” column reflect the aggregate grant date fair value of awards determined in accordance with FASB ASC Topic 718. The assumptions used in determining such amounts are described in Note 13 to our consolidated financial statements included in the Original Form 10-K.
(3)	The amounts set forth in the “Grant Date Fair Value of Stock Awards” column reflect the aggregate fair value of restricted shares of common stock as of December 8, 2011, the date of grant. The vesting of these restricted shares of common stock is contingent upon and subject to the accomplishment by Dr. Glassner of a technical milestone related to the successful start-up of isobutanol production at our Luverne, Minnesota facility on or before July 1, 2012.
(4)	The amounts set forth in the “Grant Date Fair Value of Stock Awards” column reflect the aggregate fair value of restricted shares of common stock as of December 8, 2011, the date of grant. The vesting of these restricted shares of common stock is contingent upon our freedom to sell isobutanol produced at our Luverne, Minnesota facility without legal impediment upon commencing commercial production.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table shows the grants of stock options to our named executive officers that were outstanding on December 31, 2011, the last day of our fiscal year.

	Option awards							Stock awards
Name	Grant Date	Vesting Commencement Date(1)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)
Patrick R. Gruber, Ph.D.	5/2/2007	5/2/2007	(1)	323,751	29,432	0.46	5/2/2017
	7/1/2008	7/1/2008	(2)	—	323,959	1.16	7/1/2018
	11/16/2009	5/2/2007	(2)	—	242,790	2.70	11/16/2019
	6/3/2010	5/2/2007	(2)	—	105,000	10.07	6/3/2020
	3/23/2011	3/23/2011	(2)	30,334	91,001	17.53	3/23/2021

Mark Smith	12/4/2008	11/5/2008	(3)	96,354	28,646	1.16	12/4/2018
	11/16/2009	11/5/2008	(3)	11,563	3,437	2.70	11/16/2019
	6/3/2010	11/5/2008	(3)	15,031	4,469	10.07	6/3/2020
	3/23/2011	3/23/2011	(2)	12,447	37,342	17.53	3/23/2021

Christopher Ryan, Ph.D.	11/16/2009	6/15/2009	(3)	109,375	65,625	2.70	11/16/2019
	6/3/2010	6/15/2009	(3)	27,500	16,500	10.07	6/3/2020
	3/23/2011	3/23/2011	(4)					25,457

David Glassner, Ph.D.	9/18/2007	7/23/2007	(3)	88,296	—	0.49	9/18/2007
	8/11/2008	7/23/2007	(3)	20,000	—	1.16	8/11/2018
	11/16/2009	7/23/2007	(3)	67,000	—	2.70	11/16/2019
	6/3/2010	7/23/2007	(3)	24,000	—	10.07	6/3/2020
	3/23/2011	3/23/2011	(4)					14,761
	12/8/2011		(5)					37,370

Brett Lund, J.D., M.B.A.	12/17/2007	12/17/2007	(3)	30,000	—	0.49	12/17/2017
	8/11/2008	12/17/2007	(3)	30,000	—	1.16	8/11/2018
	11/16/2009	12/17/2007	(3)	31,000	—	2.70	11/19/2019
	6/3/2010	12/17/2007		68,500	—	10.07	6/3/2020
	3/23/2011	3/23/2011	(4)					13,905
	12/8/2011		(5)					37,370

(1)	Each option vests as to 1/5th of the total number of shares subject to the option on the first anniversary of the vesting commencement date, and 1/60th of the total number of shares subject to the option shall vest monthly thereafter until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements—Patrick Gruber, Ph.D.” below.

(2)	1/36th of the total number of shares subject to the option shall vest monthly after the vesting commencement date until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements—Patrick Gruber, Ph.D.” below.
(3)	Each option vests as to 1/4th of the total number of shares subject to the option on the first anniversary of the vesting commencement date, and 1/48th of the total number of shares subject to the option shall vest monthly thereafter until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements” below.
(4)	1/36th of the total number of shares subject to the stock award shall vest monthly after the vesting commencement date until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements” below.
(5)	Stock award vests upon the completion of performance criteria. See the section entitled “Equity Incentive Compensation” above. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements” below.

Option Exercises and Stock Vested During Fiscal Year 2011

No options were exercised by our named executive officers during the fiscal year ended December 31, 2011.

For Drs. Ryan and Glassner and Mr. Lund, restricted shares of common stock awarded during 2011 vested in the amounts of 8,485, 4,920 and 4,635 shares, respectively, during fiscal year ended December 31, 2011. The fair market value of these restricted shares of common stock as of the vesting dates in 2011, were $103,295, $59,892 and $56,423 for Drs. Ryan and Glassner and Mr. Lund, respectively.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Employment Arrangements

Patrick Gruber, Ph.D.

On July 1, 2008, we entered into an employment agreement with Dr. Patrick Gruber, our Chief Executive Officer and a member of our Board, which provided for an annual base salary of $350,000, and an incentive bonus of up to $75,000 per year based on his achievement of certain milestones determined by our Board on an annual basis. Pursuant to that employment agreement, Dr. Gruber was granted options to purchase 323,959 shares of our common stock under the 2006 Plan. Effective June 1, 2010, our Compensation Committee approved an increase in Dr. Gruber’s annual base salary to $410,000.

On June 4, 2010, we entered into a new employment agreement with Dr. Gruber, which became effective upon the closing of our initial public offering. This agreement superseded and terminated Dr. Gruber’s previous employment agreement. Under the June 4, 2010 employment agreement, Dr. Gruber’s base salary is $500,000 per year, subject to annual review and adjustment by our Board. Dr. Gruber is eligible to receive an annual bonus of up to 50% of his base salary based on the achievement of certain business goals set by our Board on an annual basis, and may receive additional bonus amounts at the discretion of our Board. Pursuant to the terms of the June 4, 2010 employment agreement, Dr. Gruber was eligible to receive an annual incentive award with a fair market value equal to $600,000 on the date of grant, consisting of restricted stock and/or stock options, and may receive additional stock awards at the discretion of our Board, not to exceed $850,000 for the first year. Dr. Gruber is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

On December 21, 2011, we entered into an Amendment Agreement with Dr. Gruber in order to retain Dr. Gruber and to enhance the alignment of his interests with those of our stockholders. Upon the effectiveness of the Amendment Agreement, all options to purchase our common stock that had been granted to Dr. Gruber in fiscal years 2008, 2009 and 2010 immediately became unvested (to the extent previously vested) and subject to a revised three-year vesting schedule. Pursuant to the Amendment Agreement, an aggregate of 624,505 options that were previously vested and exercisable (or approximately 64% of the vested options held by Dr. Gruber) became unvested. Dr. Gruber is also no longer entitled to the guaranteed portion of his annual equity award, worth $600,000 per year. In exchange for these concessions, Dr. Gruber was granted a cash award of $1,500,000, payable in three equal installments. The first installment was paid on December 30, 2011 and the second and third installments are to be paid by March 31, 2012 and June 30, 2012, respectively, subject to Dr. Gruber’s continued employment with us. Dr. Gruber will also be eligible to receive a cash incentive of $1,500,000 in the event that we successfully complete a qualified equity or debt financing transaction, or series of transactions, in an aggregate amount of at least $50,000,000, subject to Dr. Gruber’s continued employment with us.

If Dr. Gruber’s employment is terminated as a result of his disability or death, he or his estate will be entitled to receive his full base salary through the date of termination as well as an additional lump-sum payment equal to his annual base salary at the rate in effect at the time of such termination. If Dr. Gruber’s employment is terminated without cause (other than by death or disability), or if he terminates his employment with us for good reason, he will be entitled to receive his full base salary through the date of termination, a bonus equal to the average of the annual bonuses paid to him in each of the three years preceding the termination, prorated to the date of termination, and, provided that he executes a general release of claims in favor of the Company within 60 days of the date of termination, he shall also receive a lump-sum payment equal to two years of his base salary then in effect plus 200% of his eligible bonus for the preceding year. Additionally, Dr. Gruber and his family will receive continued coverage under any Company sponsored group health plan in which he was enrolled at the time of his termination for a period of 12 months following his termination date and, immediately prior to such termination date, all of his outstanding unvested stock options and other equity awards shall immediately vest. Cause is defined as Dr. Gruber’s conviction of a felony, willful misconduct or dishonesty materially injurious to the Company or a material failure to consistently discharge his duties under the employment agreement, unless resulting from his disability, provided that no act or failure to act will be considered willful if it is done, or omitted, in good faith and with the reasonable belief that such action or inaction is in the best interests of the Company. Good reason is defined as a material diminishment of Dr. Gruber’s base salary, authority, duties or responsibilities, a relocation without his consent that increases his one-way commute to work by at least fifty miles or a material breach by us of the employment agreement.

The June 4, 2010 employment agreement also provides certain payments and benefits to Dr. Gruber in circumstances involving a change of control, as described below in the section entitled “Potential Payments upon Termination and Change of Control.”

Mark Smith

On October 2, 2008, we entered into an offer letter agreement with Mark Smith, our Chief Financial Officer, which provided for an annual base salary of $275,000 and a grant of options to purchase 125,000 shares of our common stock under the 2006 Plan.

On June 4, 2010, we entered into a new employment agreement with Mr. Mark Smith, which became effective upon the closing of our initial public offering. This agreement superseded and terminated Mr. Mark Smith’s previous offer letter agreement. Under the June 4, 2010 employment agreement, Mr. Mark Smith’s base salary is $325,000 per year, subject to annual review and adjustment by our Board. Mr. Mark Smith is eligible to receive an annual bonus of up to 40% of his base salary based on the achievement of certain business goals set by our Board on an annual basis and may receive additional bonus amounts at the discretion of our Board. Pursuant to the terms of the June 4, 2010 employment agreement, Mr. Mark Smith is eligible to receive an annual incentive award with a fair market value equal to $200,000 on the date of grant, consisting of restricted stock and/or stock options, and may receive additional stock awards at the discretion of our Board, not to exceed $395,000 for the first year. Mr. Mark Smith is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

If Mr. Mark Smith’s employment is terminated as a result of his disability or death, he or his estate will be entitled to receive his full base salary through the date of termination as well as an additional lump-sum payment equal to his annual base salary at the rate in effect at the time of such termination. If Mr. Mark Smith’s employment is terminated without cause (other than by death or disability), or if he terminates his employment with us for good reason, he will be entitled to receive his full base salary through the date of termination, a bonus equal to the average of the annual bonuses paid to him in each of the three years preceding the termination, prorated to the date of termination, and, provided that he executes a general release of claims in favor of the Company within 60 days of the date of termination, he shall also receive a lump-sum payment, equal to one year of his base salary then in effect plus 100% of his eligible bonus for the preceding year. Additionally, Mr. Mark Smith and his family will receive continued coverage under any Company sponsored group health plan in which he was enrolled at the time of his termination for a period of six months following his termination date and, immediately prior to such termination date, all of his outstanding unvested stock options and other equity awards shall immediately vest. The definitions of cause and good reason are consistent with the definitions set forth in our June 4, 2010 employment agreement with Dr. Gruber, as described above.

The June 4, 2010 employment agreement also provides certain payments and benefits to Mr. Mark Smith in circumstances involving a change of control, as described below in the section entitled “Potential Payments upon Termination and Change of Control.”

Christopher Ryan, Ph.D.

On May 22, 2009, we entered into an offer letter agreement with Dr. Christopher Ryan, our Executive Vice President of Business Development, which provided for an annual base salary of $285,000 and a grant of options to purchase 168,000 shares of our common stock under the 2006 Plan. Dr. Ryan was actually granted options to purchase 175,000 shares of our common stock under the 2006 Plan, the additional options were issued due to subjective factors and to account for dilution based on the timing of the grant.

On June 4, 2010, we entered into a new employment agreement with Dr. Ryan, which became effective upon the closing of our initial public offering. This agreement superseded and terminated Dr. Ryan’s previous offer letter agreement. Under the June 4, 2010 employment agreement, Dr. Ryan’s base salary is $325,000 per year, subject to annual review and adjustment by our Board. On December 8, 2011, Dr. Ryan’s base salary was increased to $335,000 per year effective January 1, 2012. Dr. Ryan is eligible to receive an annual bonus of up to 40% of his base salary based on the achievement of certain business goals set by our Board on an annual basis and may receive additional bonus amounts at the discretion of our Board. Pursuant to the terms of the June 4, 2010 employment agreement, Dr. Ryan is eligible to receive an annual incentive award with a fair market value equal to $200,000 on the date of grant, consisting of restricted stock and/or stock options, and may receive additional stock awards at the discretion of our Board, not to exceed $395,000 for the first year. Dr. Ryan is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

If Dr. Ryan’s employment is terminated as a result of his disability or death, he or his estate will be entitled to receive his full base salary through the date of termination as well as an additional lump-sum payment equal to his annual base salary at the rate in effect at the time of such termination. If Dr. Ryan’s employment is terminated without cause (other than by death or disability), or if he terminates his employment with us for good reason, he will be entitled to receive his full base salary through the date of termination, a bonus equal to the average of the annual bonuses paid to him in each of the three years preceding the termination, prorated to the date of termination, and, provided that he executes a general release of claims in favor of the Company within 60 days of the date of termination, he shall also receive a lump-sum payment, equal to one year of his base salary then in effect plus 100% of his eligible bonus for the preceding year. Additionally, Dr. Ryan and his family will receive continued coverage under any Company sponsored group health plan in which he was enrolled at the time of his termination for a period of six months following his termination date and, immediately prior to such termination date, all of his outstanding unvested stock options and other equity awards shall immediately vest. The definitions of cause and good reason are consistent with the definitions set forth in our June 4, 2010 employment agreement with Dr. Gruber, as described above.

The June 4, 2010 employment agreement also provides certain payments and benefits to Dr. Ryan in circumstances involving a change of control, as described below in the section entitled “Potential Payments upon Termination and Change of Control.”

David Glassner, Ph.D.

Upon joining the company, Dr. David Glassner, our Executive Vice President of Technology, received an annual base salary of $215,000 and a grant of options to purchase 88,296 shares of our common stock under the 2006 Plan. Dr. Glassner’s annual base salary was increased to $230,000 in December 2008.

On June 4, 2010, we entered into an employment agreement with Dr. Glassner, which became effective upon the closing of our initial public offering. Under the June 4, 2010 employment agreement, Dr. Glassner’s base salary is $300,000 per year, subject to annual review and adjustment by our Board. On December 8, 2011, Dr. Glassner’s base salary was increased to $325,000 per year effective January 1, 2012. Dr. Glassner is eligible to receive an annual bonus of up to 30% of his base salary based on the achievement of certain business goals set by our Board on an annual basis. Dr. Glassner may also receive additional bonus amounts at the discretion of our Board. On December 8, 2011, Dr. Glassner’s annual incentive bonus target was increased to 40% of his annual base salary effective January 1, 2012. Pursuant to the terms of the June 4, 2010 employment agreement, Dr. Glassner is eligible to receive an annual incentive award with a fair market value equal to $75,000 on the date of grant, consisting of restricted stock and/or stock options, and may receive additional stock awards at the discretion of our board of directors, not to exceed $270,000 for the first year. Dr. Glassner is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

If Dr. Glassner’s employment is terminated as a result of his disability or death, he or his estate will be entitled to receive his full base salary through the date of termination as well as an additional lump-sum payment equal to his annual base salary at the rate in effect at the time of such termination. If Dr. Glassner’s employment is terminated without cause (other than by death or disability), or if he terminates his employment with us for good reason, he will be entitled to receive his full base salary through the date of termination, a bonus equal to the average of the annual bonuses paid to him in each of the three years preceding the termination, prorated to the date of termination, and provided that he executes a general release of claims in favor of the Company within 60 days of the date of termination, he shall also receive a lump-sum payment, equal to one year of his base salary then in effect plus 100% of his eligible bonus for the preceding year. Additionally, Dr. Glassner and his family will receive continued coverage under any company sponsored group health plan in which he was enrolled at the time of his termination for a period of six months following his termination date and, immediately prior to such termination date, all of his outstanding unvested stock options and other equity awards shall immediately vest. The definitions of cause and good reason are consistent with the definitions set forth in our June 4, 2010 employment agreement with Dr. Gruber, as described above.

The June 4, 2010 employment agreement also provides certain payments and benefits to Dr. Glassner in circumstances involving a change of control, as described below in the section entitled “Potential Payments upon Termination and Change of Control.”

Brett Lund, J.D., M.B.A.

On November 29, 2007, we entered into an offer letter agreement with Brett Lund, our Executive Vice President, General Counsel and Secretary, which provided for an annual base salary of $210,000 and a grant of options to purchase 30,000 shares of our common stock under the 2006 Plan.

On June 4, 2010, we entered into a new employment agreement with Mr. Lund, which became effective upon the closing of our initial public offering. This agreement superseded and terminated Mr. Lund’s previous offer letter agreement. Under the June 4, 2010 employment agreement, Mr. Lund’s base salary is $300,000 per year, subject to annual review and adjustment by our Board. Mr. Lund is eligible to receive an annual bonus of up to 30% of his base salary based on the achievement of certain business goals set by our Board on an annual basis and may receive additional bonus amounts at the discretion of our Board. Pursuant to the terms of the June 4, 2010 employment agreement, Mr. Lund is eligible to receive an annual incentive award with a fair market value equal to $65,000 on the date of grant, consisting of restricted stock and/or stock options, and may receive additional stock awards at the discretion of our board of directors, not to exceed $260,000 for the first year. Mr. Lund is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

If Mr. Lund’s employment is terminated as a result of his disability or death, he or his estate will be entitled to receive his full base salary through the date of termination as well as an additional lump-sum payment equal to his annual base salary at the rate in effect at the time of such termination. If Mr. Lund’s employment is terminated without cause (other than by death or disability), or if he terminates his employment with us for good reason, he will be entitled to receive his full base salary through the date of termination, a bonus equal to the average of the annual bonuses paid to him in each of the three years preceding the termination, prorated to the date of termination, and provided that he executes a general release of claims in favor of the Company within 60 days of the date of termination, he shall also receive a lump-sum payment, equal to one year of his base salary then in effect plus 100% of his eligible bonus for the preceding year. Additionally, Mr. Lund and his family will receive continued coverage under any company sponsored group health plan in which he was enrolled at the time of his termination for a period of six months following his termination date and, immediately prior to such termination date, all of his outstanding unvested stock options and other equity awards shall immediately vest. The definitions of cause and good reason are consistent with the definitions set forth in our June 4, 2010 employment agreement with Dr. Gruber, as described above.

The June 4, 2010 employment agreement also provides certain payments and benefits to Mr. Lund in circumstances involving a change of control, as described below in the section entitled “Potential Payments upon Termination and Change of Control.”

Potential Payments Upon Termination and Change of Control

In June 2010, we entered into new employment agreements with each of Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith which became effective upon the closing of our initial public offering. Under these employment agreements, in the event of a change of control, each of these executives (if still employed by the Company) is entitled to receive a lump-sum payment equal to two times the sum of (i) his annual base salary in effect immediately prior to such change of control and (ii) 100% of his eligible bonus for the year preceding the change of control. If upon or within 90 days after a change of control, any such executive is terminated without cause, or terminates his employment with us for good reason, he will keep the change of control payment described above and he and his family will be entitled to receive continued coverage under any Company sponsored group health plan in which he was enrolled at the time of his termination for a period of six months following his termination date (or twelve months in the case of Dr. Gruber), but he will not be entitled to any other termination benefits. On the date any such executive becomes entitled to receive a change of control payment, all of his outstanding unvested stock options and other equity awards shall immediately vest. Change of control is defined as the acquisition by any person or group of all or substantially all of our assets through sale, lease, transfer, conveyance or other disposition, or the acquisition by any person or group of beneficial ownership of more than 40% of our outstanding voting stock.

The following table summarizes the potential payments and benefits payable to each of our named executive officers upon (i) a termination of employment without cause or resignation for good reason and (ii) a change of control (no termination required), as well as the additional benefits available upon termination without cause or resignation for good reason upon or within 90 days after a change of control, in each case assuming that such termination and change of control, where applicable, occurred on December 31, 2011.

	Termination without cause or resignation for good reason						Change of control (no termination required)			Termination without cause or resignation for good reason upon or within 90 days after a change of control(1)
Name	Base salary ($)		Bonus ($)		Value of accelerated equity awards ($)(2)	Benefits ($)	Base salary ($)	Bonus ($)	Value of accelerated equity awards ($)(2)	Benefits ($)
Patrick R. Gruber, Ph.D.	1,000,000		500,000		2,705,114	27,547	1,000,000	500,000	2,705,114	27,547
Mark Smith	325,000		130,000		159,293	13,773	650,000	260,000	159,293	13,773
Christopher Ryan, Ph.D.	325,000	(3)	130,000		395,718	13,773	650,000	260,000	395,718	13,773
David Glassner, Ph.D.	300,000	(4)	90,000	(4)	327,904	13,773	600,000	180,000	327,904	13,773
Brett Lund, J.D., M.B.A.	300,000		90,000		322,520	4,386	600,000	180,000	322,520	4,386

(1)	In the event that one of the named executive officers is terminated without cause or resigns for good reason upon or within 90 days after a change of control, he shall receive the following benefits in addition to the payments and accelerated vesting triggered by such change of control, but he will not be entitled to any other termination benefits.
(2)	Amounts calculated based on the aggregate amount by which the fair market value of our common stock exceeded the aggregate exercise price of such awards as of December 31, 2011.
(3)	Effective January 1, 2012, Dr. Ryan’s base salary was increased from $325,000 to $335,000.
(4)	Effective January 1, 2012, Dr. Glassner’s base salary was increased from $300,000 to $325,000 and his annual incentive bonus target was increased from 30% to 40%.

Confidential Information, Secrecy and Invention Agreements

Each of our named executive officers has entered into a standard form agreement with respect to confidential information, secrecy and inventions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment.

Rule 10b5-1 Trading Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Rule 10b5-1 provides criteria under which such an individual may establish a prearranged plan to buy or sell a specified number of shares of a company’s stock over a set period of time. Any such plan must be entered into in good faith at a time when the individual is not in possession of material, nonpublic information. If an individual establishes a plan satisfying the requirements of Rule 10b5-1, such individual’s subsequent receipt of material, nonpublic information will not prevent transactions under the plan from being executed. Certain of our officers have advised us that they have or may enter into stock sales plans for the sale of shares of our common stock which are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. These trading plans may be entered into only during an open trading period and must be approved by the Company.

Employee Benefit and Stock Plans

2010 Stock Incentive Plan

Background

Since the closing of our initial public offering on February 14, 2011, equity awards are only granted pursuant to our 2010 stock incentive plan (the “2010 Plan”), which received stockholder approval on February 4, 2011, and became effective on the closing of our initial public offering. Our stockholders approved the 2010 Plan primarily in order to enable us to satisfy NASDAQ listing requirements, and to make awards that qualify as performance-based compensation that is exempt from the deduction limitation set forth under Section 162(m) of the Code. Section 162(m) generally limits the corporate income tax deduction to $1,000,000 annually for the nonperformance-based compensation paid to each of the Chief Executive Officer and the three other highest paid executive officers of the Company (other than the Chief Financial Officer).

No awards under the 2010 Plan occurred before the closing of our initial public offering. The 2010 Plan authorizes discretionary awards in the form of stock options, stock appreciation rights (“SARs”), restricted shares or units, unrestricted shares, deferred share units, performance awards and dividend equivalent rights. Our Board believes that the 2010 Plan is an important factor in attracting, retaining and motivating employees, consultants and directors of the Company and its affiliates, collectively referred to herein as eligible persons. Our Board believes that we need the flexibility, acting primarily through our Compensation Committee, both to have an ongoing reserve of common stock available for future equity-based awards, and to make future awards in a variety of forms.

Share Reserve

In February 2011, our stockholders approved the 2010 Plan. We have reserved 2,571,286 shares of common stock for issuance under the 2010 Plan plus shares of common stock from awards that had been made under the 2006 Plan that are forfeited, cancelled, settled, or become unexercisable without the issuance of shares. At December 31, 2011, there were 1,665,802 shares available for grant under the 2010 Plan. We do not expect to receive cash consideration for the granting of awards under the 2010 Plan. However, if a stock option were to be exercised, we would receive the exercise price for the shares being purchased, unless the exercise occurs pursuant to a cashless alternative that we approve.

Administration

Administration of the 2010 Plan will be carried out by our Compensation Committee; provided that our Board may act in lieu of the Compensation Committee at any time. Either our Compensation Committee or our Board may delegate its authority under the 2010 Plan to one or more officers but it may not delegate its authority with respect to making awards to individuals subject to Section 16 of the Exchange Act. As used in this summary, the term administrator means the Compensation Committee, or the Board or its delegate if acting in lieu of the committee. With respect to decisions involving an award intended to satisfy the requirements of Section 162(m) of the Code, the administrator is to consist solely of two or more directors who are “outside directors” for purposes of that Code section, and with respect to awards to individuals subject to Section 16 of the Exchange Act, the administrator is to consist solely of two or more directors who are “non-employee directors” within the meaning of Rule 16b-3 of the Exchange Act. The 2010 Plan provides that we and our affiliates will indemnify members of the administrative committee and their delegates against any claims, liabilities or costs arising from the good faith performance of their duties under the 2010 Plan. The 2010 Plan will release these individuals from liability for good faith actions associated with the 2010 Plan’s administration.

Subject to the terms of the 2010 Plan, the administrator has express authority to determine the eligible persons who will receive awards, the number of shares of our common stock to be covered by each award, and the terms and conditions of awards. The administrator has broad discretion to prescribe, amend and rescind rules relating to the 2010 Plan and its administration, to interpret and construe the 2010 Plan and the terms of all award agreements, and to take all actions necessary or advisable to administer the 2010 Plan. Within the limits of the 2010 Plan, the administrator may accelerate the vesting of any awards, allow the exercise of unvested awards, and may modify, replace, cancel or renew any awards. In addition, the administrator may buy-out, or replace, any award, including a stock option or SAR having an exercise price that is above the current fair market value of the underlying shares, with stockholder approval being generally required if options or SARs are granted or modified as part of a re-pricing.

Types of Awards

The administrator may grant options that are intended to qualify as incentive stock options, which we refer to as ISOs, only to employees, and may grant all other awards to any eligible persons. Stock options granted under the 2010 Plan will provide award recipients, or participants, with the right to purchase shares of our common stock at a predetermined exercise price. The administrator may grant stock options that are intended to qualify as ISOs or that are not intended to so qualify, which we refer to as Non-ISOs. The 2010 Plan also provides that ISO treatment may not be available for stock options that become first exercisable in any calendar year to the extent the value of the shares that are the subject of the stock option exceed $100,000, based upon the fair market value of the shares of our common stock on the option grant date.

A SAR generally permits a participant who receives it to receive, upon exercise, cash and/or shares of our common stock equal in value to the excess of the fair market value, on the date of exercise, of the shares of our common stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares. The administrator may grant SARs in tandem with options, or independently of them. SARs that are independent of options may limit the value payable on its exercise to a percentage.

The exercise price of ISOs, Non-ISOs and SARs may not be less than 100% of the fair market value, on the grant date, of the shares of our common stock subject to the award, although the exercise price of ISOs may not be less than 110% of such fair market value for participants who own more than 10% of our shares of common stock on the grant date. To the extent vested and exercisable in accordance with the agreement granting them, a stock option or SAR may be exercised in whole or in part, and from time to time during its term, subject to earlier termination relating to a holder’s termination of employment or service. With respect to stock options, unless otherwise provided in an award agreement, payment of the exercise price may be made in any of the following forms, or combination of them: cash or check in US dollars, certain shares of our common stock or a cashless exercise under a program the administrator approves.

The term over which participants may exercise stock options and SARs may not exceed 10 years from the date of grant; five years in the case of ISOs granted to employees who, at the time of grant, own more than 10% of our outstanding shares of common stock. During the term of the 2010 Plan, no participant may receive stock options and SARs that relate to more than 20% of the maximum number of shares of our common stock that are authorized for awards under the 2010 Plan.

Under the 2010 Plan, the administrator may grant restricted stock that is forfeitable until certain vesting requirements are met, may grant restricted stock units (“RSUs”) which represent the right to receive shares of our common stock after certain vesting requirements are met (or cash under certain circumstances), and may grant unrestricted shares as to which the participant’s interest is immediately vested. For restricted awards, the 2010 Plan provides the administrator with discretion to determine the terms and conditions under which a participant’s interests in such awards become vested. The 2010 Plan also authorizes awards of deferred share units in order to permit certain directors, officers, consultants or select members of management to defer their receipt of compensation that would otherwise be payable in cash or shares of our common stock, including shares that would otherwise be issued upon the vesting of restricted stock and RSUs. Deferred share units represent a future right to receive shares of our common stock.

Under the 2010 Plan, the administrator may grant performance-based awards in the form of performance units that the administrator may, or may not, designate as “performance compensation awards” that are intended to be exempt from Section 162(m) limitations. In either case, performance units will vest and/or become payable based upon the achievement, within the specified period of time, of performance objectives applicable to the individual, us, or any affiliate. Performance units will be payable in shares of common stock, cash or some combination of the two, subject to an individual participant limit, per performance period, of $2,000,000 (determined at the time of award) and 20% of the maximum number of shares of our common stock that are authorized for awards under the 2010 Plan. The administrator will decide the length of performance periods, pursuant to the terms of the 2010 Plan.

With respect to performance compensation awards, the 2010 Plan requires that the administrator specify in writing the performance period to which the award relates, and an objective formula by which to measure whether and the extent to which the award is earned on the basis of the level of performance achieved with respect to one or more performance measures. Once established for a performance period, the performance measures and performance formula applicable to the award may not be amended or modified in a manner that would cause the compensation payable under the award to fail to constitute performance-based compensation under Section 162(m) of the Code. Under the 2010 Plan, the possible performance measures for performance compensation awards will be limited for one or more of the following, applied in total or on a per share basis: basic, diluted or adjusted earnings per share; sales or revenue; EBITDA, or earnings before interest, taxes and other adjustments; basic or adjusted net income; returns on equity, assets, capital, revenue or similar measure; economic value added; working capital; total stockholder return; product development; product market share; research; licensing; litigation; human resources; information services; and mergers, acquisitions and sales of assets or business units.

Each performance measure will be, to the extent applicable, determined in accordance with generally accepted accounting principles as consistently applied by us, or such other standard applied by the administrator and, if so determined by the administrator, and in the case of a performance compensation award, to the extent permitted under Section 162(m) of the Code, adjusted to omit the effects of extraordinary items, gain or loss on the disposal of a business segment, unusual or infrequently occurring events and transactions and cumulative effects of changes in accounting principles. Performance measures may vary from performance period to performance period, and from participant to participant, and may be established on a stand-alone basis, in tandem or in the alternative. As a condition to the issuance of shares of our common stock pursuant to awards, the 2010 Plan requires satisfaction of any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the award or the issuance of shares of our common stock.

Finally, the 2010 Plan authorizes the awarding of dividend equivalent rights to any eligible person. These rights may be independent of other awards, or attached to awards (other than stock options and SARs), and in all cases represent the participant’s right to receive cash payments or additional awards related to any dividends that we declare and pay to our stockholders during the term of the dividend equivalent right. Unless an award agreement provides otherwise, the distributions attributable to dividend equivalent rights that are attached to other awards shall occur when shares of our common stock are issued to settle the underlying award.

Awards may not be sold, pledged, assigned, hypothecated, transferred or disposed of other than by will or the laws of descent and distribution, except to the extent the administrator permits lifetime transfers to charitable institutions, certain family members, or related trusts, or as otherwise approved by the administrator.

Adjustments of Awards

The administrator will equitably adjust the number of shares covered by each outstanding award, and the number of shares that have been authorized for issuance under the 2010 Plan but as to which no awards have yet been granted, or that have been returned to the 2010 Plan upon cancellation, forfeiture, or expiration of an award, as well as the price per share covered by each such outstanding award, to reflect any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the shares of our common stock, or any other increase or decrease in the number of issued shares effected without receipt of consideration by us. In the event of any such transaction or event, the administrator may provide in substitution for any or all outstanding options under the 2010 Plan such alternative consideration, including securities of any surviving entity, as it may in good faith determine to be equitable under the circumstances and may require in connection therewith the surrender of all options so replaced. In any case, such substitution of securities will not require the consent of any person who is granted options pursuant to the 2010 Plan.

Change in Control

In addition, in the event or in anticipation of a change in control, as defined in the 2010 Plan, the administrator may at any time in its sole and absolute discretion and authority, without obtaining the approval or consent of our stockholders or any participant with respect to his or her outstanding awards, except to the extent an award provides otherwise, take one or more of the following actions: (i) arrange for or otherwise provide that each outstanding award will be assumed or substituted with a substantially equivalent award by a successor corporation or a parent or subsidiary of such successor corporation; (ii) accelerate the vesting of awards for any period, and may provide for termination of unexercised options and SARs at the end of that period, so that awards shall vest (and, to the extent applicable, become exercisable) as to the shares of our common stock that otherwise would have been unvested and provide that our repurchase rights with respect to shares of our common stock issued upon exercise of an award shall lapse as to the shares of our common stock subject to such repurchase right; or (iii) arrange or otherwise provide for payment of cash or other consideration to participants in exchange for the satisfaction and cancellation of outstanding awards.

Unless an award agreement provides otherwise, in the event a participant holding an award assumed or substituted by the successor corporation in a change in control is involuntarily terminated, as defined in the 2010 Plan, by the successor corporation in connection with, or within 12 months following consummation of, the change in control, then any assumed or substituted award held by the terminated participant at the time of termination shall accelerate and become fully vested and exercisable in full in the case of options and SARs, and any repurchase right applicable to any shares of our common stock shall lapse in full. The acceleration of vesting and lapse of repurchase rights provided for in the previous sentence shall occur immediately prior to the effective date of the participant’s termination. Finally, if we dissolve or liquidate, all awards will immediately terminate, subject to the ability of our Board to exercise any discretion that the Board may exercise in the case of a change in control.

Term

The term of the 2010 Plan is 10 years from February 14, 2011. Our Board may, from time to time, amend, alter, suspend, discontinue, or terminate the 2010 Plan; provided that no amendment, suspension or termination of the 2010 Plan shall materially and adversely affect awards already granted unless it relates to an adjustment pursuant to certain transactions that change our capitalization or it is otherwise mutually agreed between the participant and the administrator. An amendment will not become effective without the approval of our stockholders if it either allows for a “re-pricing” within the meaning of federal securities laws, or increases the number of shares of common stock that may be issued under the 2010 Plan (other than changes to reflect certain corporate transactions and changes in capitalization as described above). Notwithstanding the foregoing, the administrator may amend the 2010 Plan to eliminate provisions which are no longer necessary as a result of changes in tax or securities laws or regulations, or in the interpretation thereof.

2006 Omnibus Securities and Incentive Plan, as Amended

Background

Our 2006 Plan was adopted by our Board, and approved by our stockholders, in January 2006. The 2006 Plan was last amended on June 2, 2010. The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any parent or subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted and unrestricted stock awards, stock appreciation rights, performance stock awards and other stock awards to our employees, directors and consultants and any parent or subsidiary corporations’ employees, directors and consultants.

After the adoption of our 2010 Plan in February 2011, no further option grants will be made under the 2006 Plan and, to the extent outstanding awards under the 2006 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan. However, our 2006 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder.

Administration

Our Board, or a committee thereof appointed by our Board, has the authority to administer the 2006 Plan and the awards granted under it. Under the 2006 Plan, the administrator has the power to determine the terms of the awards, including the employees, directors and consultants who will receive awards, the exercise price, the number of shares subject to each award, the vesting schedule and exercisability of awards, and the form of consideration payable upon exercise. Our Board may alter, amend or terminate the 2006 Plan at any time.

However, no alteration or amendment can be made which would materially and adversely affect the rights of a holder of an outstanding award without the consent of such holder. Upon adoption of our 2010 Plan, no additional awards can be made from our 2006 Plan and the 171,931 shares of our common stock that had been available, but not awarded, under our 2006 Plan were cancelled.

Stock Options

In general, the duration of a stock option granted under the 2006 Plan cannot exceed 10 years, and the exercise price of a stock option cannot be less than 100% of the fair market value of our common stock on the date of grant. However, no stock option may be granted to any person who, at the time of the grant, owns or is deemed to own stock representing more than 10% of our total combined voting power or the total combined voting power of any of our affiliates unless (i) the option exercise price is at least 110% of the fair market value of our common stock on the date of grant and (ii) the term of the stock option does not exceed five years from the date of grant.

Incentive stock options may be granted only to our employees and any parent or subsidiary corporations’ employees. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to which incentive stock options are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000.

If an employee’s or director’s service relationship with us terminates other than by disability or death, or if a consultant’s service relationship with us terminates other than by death, the optionee may exercise the vested portion of any option during a period of time not to exceed 60 days following the termination of service, or such longer period as specified in the optionee’s option agreement. If an employee’s or director’s service relationship with us terminates by disability or death, or if a consultant’s service relationship with us terminates by death, the optionee, or such optionee’s designated beneficiary, as applicable, may exercise the vested portion of any option during a period of time not to exceed six months following the termination of service, or such longer period as specified in the optionee’s option agreement. Shares of common stock representing any unvested portion of the option on the date of termination shall immediately cease to be issuable and shall become available for issuance under the 2006 Plan. If, after termination, the optionee does not exercise the option within the time period specified, the option shall terminate and the shares of common stock covered by such option will become available for issuance under the 2006 Plan.

Restricted Stock Awards

Restricted stock awards may be granted alone, in addition to or in tandem with other awards granted under the 2006 Plan and/or cash awards made outside of the 2006 Plan. Restricted stock awards entitle the holder thereof to purchase shares of our common stock that vest in accordance with the terms and conditions established by the administrator. The administrator will determine the number of shares subject to a restricted stock award granted to any employee, director or consultant. The administrator may impose such conditions to vesting as it determines to be appropriate. Unless the administrator determines otherwise, we have a repurchase option exercisable upon termination of the purchaser’s service with us. Shares subject to restricted stock awards that do not vest are subject to our right of repurchase or forfeiture.

Transferability

Unless the administrator provides otherwise, the 2006 Plan generally does not allow for the transfer of awards under the 2006 Plan other than by will, the laws of descent and distribution or, in certain circumstances, by gift or domestic relations order to family members.

Corporate Transactions

If there is a transaction or event which changes our stock that does not involve our receipt of consideration, the administrator of the 2006 Plan shall, as appropriate, adjust the class and the maximum number of shares subject to the 2006 Plan and/or the class, number of securities and exercise price of shares subject to outstanding awards. In the event of any other transaction or event which changes our stock, including, without limitation, a recapitalization, reorganization, merger, or consolidation, the administrator may, in its discretion, make such adjustments to the 2006 Plan, any outstanding awards under the 2006 Plan and any award agreements evidencing such awards as it shall deem appropriate, including, without limitation, adjustments to the number and exercise price of shares or other consideration subject to outstanding awards.

Employee Stock Purchase Plan

Background

We have adopted and implemented an employee stock purchase plan designed to enable eligible employees to periodically purchase shares of our common stock at a discount. Purchases will initially be accomplished through participation in discrete semi-annual offering periods, at purchase prices that are 15% below the lesser of the fair market value of our common stock on (i) the first trading day of the applicable purchase period and (ii) the last trading day of the applicable purchase period. Our employee stock purchase plan, which is intended to qualify as an employee stock purchase plan under Section 423 of the Code, received stockholder approval on February 4, 2011.

Share Reserve

We have reserved 1,285,643 shares of our common stock for issuance under our employee stock purchase plan, of which 1,276,879 shares were available for future issuance as of December 31, 2011.

Administration

Our Compensation Committee will administer our employee stock purchase plan. Employees who are 5% stockholders, or would become 5% stockholders as a result of their participation in our employee stock purchase plan, are ineligible to participate in our employee stock purchase plan. We may impose additional restrictions on eligibility as well. Under our employee stock purchase plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Our eligible employees will be able to select a rate of payroll deduction between 1% and 10% of their eligible cash compensation. We will also have the right to amend or terminate our employee stock purchase plan, except that, subject to certain exceptions, no such action may adversely affect any outstanding rights to purchase stock under the plan. Our employee stock purchase plan will terminate on the tenth anniversary of our initial public offering, unless it is terminated earlier by our Board.

Purchase Rights

When an offering period commences, our employees who meet the eligibility requirements for participation in that offering period will be automatically granted a non-transferable option to purchase shares in that offering period. An employee’s participation will automatically end upon termination of employment for any reason.

No participant will have the right to purchase our shares at a rate which, when aggregated with purchase rights under all our employee stock purchase plans that are also outstanding in the same calendar year(s), have a fair market value of more than $25,000, determined on the basis of the fair market value of such stock on the date or dates such rights are granted to the participant, for each calendar year in which such right is outstanding. The purchase price for shares of our common stock purchased under our employee stock purchase plan will initially be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period.

Change in Control

In the event of a corporate transaction (as defined in our employee stock purchase plan), the offering period for such purchase rights will be shortened and end on a new purchase date immediately prior to the consummation of the corporate transaction, and no new offering period will commence.

401(k) Plan

Effective January 2006, we implemented a 401(k) plan covering certain employees. Currently, all of our non-intern employees over the age of 21 are eligible to participate in the 401(k) plan after completion of three months of service, subject to quarterly entry dates. Under the 401(k) plan, eligible employees may elect to reduce their current compensation by up to the prescribed annual limit and contribute these amounts to the 401(k) plan. We have agreed to make matching or other contributions to the 401(k) plan on behalf of eligible employees. In 2009, 2010 and 2011, we matched 100% of each eligible employee’s contributions, up to 5% of each eligible employee’s compensation. The 401(k) plan is intended to qualify under Section 401 of the Code so that contributions by employees to the 401(k) plan, and income earned on the 401(k) plan contributions, are not taxable to employees until withdrawn from the 401(k) plan. The trustees under the 401(k) plan, at the direction of each participant, invest the 401(k) plan funds in selected investment options.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” contained in this Amendment No. 1 to the Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Respectfully submitted,

COMPENSATION COMMITTEE

Shai Weiss, Chair
Ganesh Kishore, Ph.D.
Gary W. Mize
Stacy J. Smith

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of January 31, 2012 by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common stock;

•	each named executive officer and each director; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Gevo, Inc., 345 Inverness Drive South, Building C, Suite 310, Englewood, Colorado 80112. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

This table is based upon information supplied by our officers, directors and the Schedules 13D and 13G that have been filed with the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of January 31, 2012 through the exercise of any stock option or other right. The inclusion of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit from, such shares and we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Applicable percentages are based on 26,460,750 shares of common stock outstanding on January 31, 2012.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders:
Entities affiliated with Khosla Ventures(1)	7,224,000	27.3%
Entities affiliated with Virgin Green Fund I, L.P.(2)	2,782,704	10.5%
Total Energy Ventures International(3)	2,449,865	9.3%
Burrill Life Sciences Capital Fund III, L.P.(4)	1,895,197	7.2%
Malaysian Life Sciences Capital Fund Ltd.(5)	1,671,425	6.3%
LANXESS Corporation(6)	2,244,445	8.5%
Capital World Investors (7)	1,379,030	5.2%

Named executive officers and directors:
Patrick R. Gruber, Ph.D.(8)	381,856	1.4%
Mark Smith(9)	149,513	*
Christopher Ryan, Ph.D.(10)	176,019	*
David Glassner, Ph.D.(11)	254,160	1.0%
Brett Lund, J.D., M.B.A.(12)	210,260	*
Shai Weiss(2)	2,782,704	10.5%
Ganesh M. Kishore, Ph.D.(13)	1,676,733	6.3%
Carlos A. Cabrera(14)	17,721	*
Bruce A. Smith(14)	32,721	*
Stacy J. Smith(14)	22,721	*
Gary W. Mize (15)	8,964	*
All executive officers and directors as a group (thirteen persons)	6,464,122	22.8%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Includes 4,966,917 shares held by Khosla Ventures I, LP, 77,142 shares held by VK Services, LLC, 2,032,063 shares held by Khosla Ventures III, LP and 147,878 shares which are held by members or affiliates of members of Khosla Ventures Associates I, LLC, subject to the right of Khosla Ventures I, LP to exercise voting and investment control over such shares. The address for these entities and individuals is 3000 Sand Hill Road, Building 3, Suite 170, Menlo Park, CA 94025.

(2)	Based in part on information contained in a Schedule 13D filed with the SEC by Virgin Green Fund on February 18, 2011. With respect to the 2,782,704 shares beneficially owned by Virgin Green Fund as of the date of the Schedule 13D, Virgin Green Fund reported that it had sole voting and dispositive power over all shares, except that VGF Partners I, L.P. (the “Direct General Partner”), the general partner of Virgin Green Fund, may be deemed to have sole power to vote or dispose of all shares; VGF I Limited (the “Ultimate General Partner”), the general partner of the Direct General Partner, may be deemed to have sole power to vote or dispose of all shares; and each of Shai Weiss, Anup Jacob, Mark Poole, Niall Ritchie and Stephen Murphy, directors of the Ultimate General Partner, may be deemed to have shared power to vote or dispose of all shares. Also includes 28,786 shares that may be acquired pursuant to the exercise of a warrant held by Virgin Green Fund. Shai Weiss is a partner of Virgin Green Fund and may be held to have voting and dispositive power over shares held by the fund. Mr. Weiss disclaims beneficial ownership of the shares held by Virgin Green Fund and VGF Advisers (US) LLC, except to the extent of his pecuniary interest therein. The address for Virgin Green Fund and Mr. Weiss is c/o VGF Advisers (US) LLC, 27 South Park Street, Suite 200, San Francisco, CA 94107.
(3)	The address for Total Energy Ventures International is 2, place Jean Millier—La Défense 6, 92078 Paris la Défense Cedex France.
(4)	The address for Burrill Life Sciences Capital Fund III, L.P. is One Embarcadero Center, Suite 2700, San Francisco, CA 94111.
(5)	The address for Malaysian Life Sciences Capital Fund (“Malaysian Life Sciences”) is No. 36-01, level Menara Dion, 27, Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.
(6)	Based on information contained in a Schedule 13D filed with the SEC by LANXESS Corporation on February 22, 2011. LANXESS Corporation reported that it had sole voting and dispositive power with respect to these shares. The address for LANXESS Corporation is 111 RIDC Park West Drive, Pittsburgh, PA 15275-1112.
(7)	Based on information contained in a Schedule 13G filed with the SEC by Capital World Investors on February 10, 2012. The address for Capital World Investors is 333 South Hope Street, Los Angeles, CA 90071.
(8)	Represents 381,856 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2012.
(9)	Represents 149,513 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2012.
(10)	Represents 150,562 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2012 and 25,457 shares of restricted stock which vest through March 23, 2014.
(11)	Represents 199,296 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2012 and 54,864 shares of restricted stock which vest through March 23, 2014, including shares subject to performance-based vesting conditions.
(12)	Represents 159,500 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2012 and 50,760 shares of restricted stock which vest through March 23, 2014, including shares subject to performance-based vesting conditions.
(13)	Ganesh M. Kishore, Ph.D. is the Chief Executive Officer of Malaysian Life Sciences, and may be held to have voting and dispositive power over shares held by the fund. Dr. Kishore disclaims beneficial ownership of shares held by Malaysian Life Sciences, except to the extent of his pecuniary interest therein. The address for Malaysian Life Sciences is No. 36-01, level Menara Dion, 27, Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia. Includes the following equity awards granted to Ganesh Kishore for director services: (a) 3,565 unvested restricted shares which will vest over 36 months from March 23, 2011 and (b) 1,743 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2012.
(14)	Includes 14,156 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2012 and 3,565 shares of restricted stock which vest through March 23, 2014.
(15)	Includes 1,805 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2012 and 7,159 shares of restricted stock which vest through September 15, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders(1)(2)	3,261,739	$5.34	2,942,681
Equity Compensation Plans not Approved by Stockholders	—	—	—

Total	3,261,739	$5.34	2,942,681

(1)	Includes our 2006 Plan, our 2010 Plan and our Employee Stock Purchase Plan.
(2)	After the adoption of our 2010 Plan in February 2011, no further option grants will be made under the 2006 Plan and, to the extent outstanding awards under the 2006 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Party Transactions

The Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the Board has followed the following standards: (i) all related party transactions must be fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board and (ii) all related party transactions should be authorized, approved or ratified by the affirmative vote of a majority of the directors who have no interest, either directly or indirectly, in any such related party transaction.

Transactions with Related Persons

We describe below transactions, since January 1, 2011, to which we were a party or will be a party, in which the amount involved exceeded or will exceed $120,000 and in which a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Arrangements” and “Director Compensation” above.

Issuance of Series D-1 Preferred Stock

Between March and May 2010, we sold an aggregate of 1,902,087 shares of Series D-1 preferred stock at a price of $17.12 per share for gross proceeds of approximately $32.56 million. The table below sets forth the number of shares of Series D-1 preferred stock sold to our directors, executive officers and 5% stockholders and their affiliates. These 1,902,087 shares of Series D-1 preferred stock converted into 3,618,188 shares of our common stock upon completion of our initial public offering on February 14, 2011.

Investor	Number of shares of Series D-1 preferred stock	Aggregate purchase price
Khosla Ventures III, LP	438,113	$7,500,494.56
Virgin Green Fund I, L.P.(1)	233,645	4,000,002.40
Total Energy Ventures International(2)	292,057	5,000,015.84
Burrill Life Sciences Capital Fund III, L.P.	140,026	2,397,245.12
Malaysian Life Sciences Capital Fund Ltd.(3)	126,515	2,165,936.80
LANXESS Corporation(4)	584,113	10,000,014.56

(1)	Shai Weiss is the chairman of our Board and is a partner of Virgin Green Fund.
(2)	Véronique Hervouet retired as a director of Gevo, Inc. effective June 14, 2011 and is Senior Vice President, Investments for TOTAL S.A.’s corporate venture activity, the investments of which are held by Total Energy Ventures International, an affiliate of TOTAL S.A.
(3)	Ganesh M. Kishore, Ph.D. is one of our directors and is Chief Executive Officer of Malaysian Life Sciences.
(4)	Ron Commander, Ph.D. retired as a director of Gevo, Inc. effective June 14, 2011 and is employed by Lanxess Butyl Pte. Ltd., an affiliate of LANXESS Corporation, as the head of the LANXESS Group’s Butyl Rubber Business.

CDP Gevo, LLC

Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”), a Delaware limited liability company, on September 18, 2009, to finance and develop biorefineries through joint venture or direct acquisition. Prior to September 22, 2010, CDP which is beneficially owned 50% by David Black and 50% by Michael Slaney, was the sole owner of the class B interests, which comprise 10% of the outstanding equity interests of Gevo Development. Messrs. Black and Slaney have served as co-managing directors of Gevo Development since its formation in September 2009 and have served as Executive Vice Presidents, Upstream Business Development of Gevo, Inc. since September 2010. As we have previously disclosed, Messrs. Black and Slaney will be leaving the company effective March 23, 2012.

Amended and Restated Warrant Agreement

In September 2009, in connection with the formation of Gevo Development, Gevo, Inc. granted a common stock warrant to CDP pursuant to which CDP may purchase up to 858,000 shares of our common stock at an exercise price of $2.70 per share, the estimated fair value of shares of our common stock at the time Gevo, Inc. granted the warrant. The warrant expires in September 2016, unless terminated earlier as provided in the agreement. In September 2010, upon the consummation of Gevo, Inc.’s purchase of the class B interests from CDP, the warrant agreement was amended and restated to provide that 50% of the warrant shares granted under such warrant agreement would vest on September 22, 2010. Upon their departure from the Company which will be effective on March 23, 2012, the warrant will be fully vested.

Equity Purchase Agreement and Related Transactions

In September 2010, Gevo, Inc. became the sole owner of Gevo Development by acquiring 100% of the class B interests in Gevo Development, which comprise 10% of the outstanding equity interests of Gevo Development, from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP received aggregate consideration of $1,143,000, which was paid between September 2010 and January 2012.

Exclusive Supply Agreement with LANXESS

On January 14, 2011, we entered into an exclusive supply agreement, as amended, with LANXESS pursuant to which LANXESS has granted us the exclusive first right to supply LANXESS and its affiliates with certain of their requirements of biobased isobutanol during the term of the agreement. Our exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement we have granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. The initial term of the mutual exclusivity is ten years, subject to mutual extension.

Ron Commander, Ph.D. retired as one of our directors effective June 14, 2011 and is employed by Lanxess Butyl Pte. Ltd., an affiliate of LANXESS Corporation, as the head of the LANXESS Group’s Butyl Rubber Business.

Indemnification Agreements with Directors and Executive Officers

We have entered into indemnification agreements with our directors and executive officers under which we agreed to indemnify those individuals under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines, settlements and any other amounts they may be required to pay in actions, suits or proceedings which they are or may be made a party or threatened to be made a party by reason of their position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our bylaws. We also have an insurance policy covering our directors and executive officers with respect to certain liabilities, including liabilities arising under the Securities Act of 1933, as amended, or otherwise. We believe that these provisions and insurance coverage are necessary to attract and retain qualified directors, officers and other key employees.

Independence of Directors

As required by the listing standards of NASDAQ, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ listing standards.

Our Board has unanimously determined that six of our current directors, constituting a majority of the Board, are “independent” directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In making this determination, the Board has affirmatively determined, considering broadly all relevant facts and circumstances regarding each independent director, that none of the independent directors has a material relationship with us (either directly or as a partner, stockholder, officer or affiliate of an organization that has a relationship with us). In addition, based upon such standards, the Board determined that Dr. Gruber, who is nominated to serve as a Class I director, is not “independent” because he is our Chief Executive Officer.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents the aggregate fees billed or accrued for professional services rendered by Deloitte & Touche LLP during the last two fiscal years:

Type	2011	2010
Audit Fees	$407,141	$946,520
Audit Related Fees	—	—
Tax Fees	30,095	34,585
All Other Fees	—	185,477

Total Fees	$437,236	$1,166,582

Audit Fees — This category includes the aggregate fees billed or accrued for each of the last two fiscal years for professional services rendered by the independent auditors for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Registration Statement on Form S-1 and Quarterly Reports filed with the SEC or services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees — This category includes the aggregate fees billed in each of the last two fiscal years for services by the independent auditors that are reasonably related to the performance of the audits of the financial statements and are not reported above under “Audit Fees.”

Tax Fees — This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees — This category includes the aggregate fees billed in each of the last two fiscal years for products and services by the independent auditors that are not reported under “Audit Fees,” “Audit Related Fees,” or “Tax Fees.”

Audit Committee’s Pre-Approval Policies and Procedures

Before an accountant is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee. From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Our Audit Committee may delegate the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm to one or more subcommittees (including a subcommittee consisting of a single member). Any approval of services by a subcommittee of our Audit Committee pursuant to this delegated authority is reported at the next meeting of our Audit Committee. Prior to completion of our initial public offering in February 2011, we were a private company and did not seek pre-approval of non-audit services from the Audit Committee. Our policy as a public company is to seek pre-approval from the Audit Committee of all non-audit services performed by Deloitte & Touche LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment.

Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GEVO, INC.

By:	/S/ MARK SMITH
Mark Smith Chief Financial Officer

Date: March 14, 2012