Form 10-K/A
period 2011-12-31
Gevo, Inc.
filed 2012-04-10
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2011 was approximately $223 million.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of April 5, 2012 was 26,758,924.

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) amends the Annual Report on Form 10–K for the year ended December 31, 2011 of Gevo, Inc. (the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2012 (the “Original Form 10-K”), and amended on March 14, 2012 (“Amendment No. 1”). The purpose of this Amendment No. 2 is to amend Item 11 of Part III to include disclosure of certain actions regarding executive compensation that were taken after the Company’s last fiscal year end.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2 under Item 15 of Part IV hereof. Because this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

This Amendment No. 2 should be read in conjunction with the Original Form 10-K, Amendment No. 1 and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K on February 28, 2012. The Original Form 10-K has not been amended or updated to reflect events occurring after February 28, 2012, except as specifically set forth in Amendment No. 1 or this Amendment No. 2.

PART III

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore, Mr. Gary Mize and Mr. Stacy Smith. None of the members of our Compensation Committee is or has been an officer or employee of the Company. Mr. Weiss is a partner of Virgin Green Fund I, L.P. Dr. Kishore is the Chief Executive Officer of Malaysian Life Sciences Capital Fund Ltd. See “Certain Relationships and Related Transactions, and Director Independence—Issuance of Series D-1 Preferred Stock” in Item 13 of Amendment No. 1 for additional information.

None of our executive officers currently serves, or in the past year has served, as a member of our Board of Directors (“Board”) or Compensation Committee (or other committee serving an equivalent function) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Director Compensation

In May 2010, our Board adopted standard director compensation policies. Under these policies, each of our non-employee directors is entitled to an annual cash retainer of $50,000, with an additional annual cash retainer of $10,000 for service as Chair of our Audit Committee. In addition, we reimburse all of our directors for the reasonable expenses incurred in connection with their attendance at Board or committee meetings. Each non-employee director is entitled to receive an equity grant upon his or her appointment to the Board and is also eligible to receive annual equity grants.

Director Compensation Table

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2011.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)		Stock awards ($)(1)		All other compensation ($)	Total ($)
Shai Weiss(2)	—	—		—		—	—
Ganesh M. Kishore, Ph.D.	50,000	62,559		62,494		—	175,053
Véronique Hervouet(3)	—	62,559	(6)	62,494	(6)	—	125,053
Stacy J. Smith	50,000	62,559		62,494		—	175,053
Ron Commander, Ph.D.(2)(3)	—	—		—		—	—
Bruce A. Smith(4)	60,000	62,559		62,494		—	185,053
Carlos A. Cabrera	50,000	62,559		62,494		—	175,053
Gary W. Mize(5)	50,000	62,501		62,498		—	174,999

(1)	The amounts in the “Option awards” and “Stock awards” columns reflect the aggregate grant date fair value of awards granted during the year ended December 31, 2011 in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option awards are set forth in Note 13 to our consolidated financial statements, which are included in our Original Form 10-K. Additionally, on March 14, 2012, each of our non-employee directors, with the exception of Mr. Weiss who was unable to accept such award in his own name, was granted an equity award in the amount of approximately $102,000, split between stock options with a fair value of $40,000 and restricted stock with a fair value of $62,000. These awards are not reflected in the table above.
(2)	Mr. Weiss and Dr. Commander each declined all compensation for their service as directors during 2011.
(3)	Upon expiration of their terms as directors on June 14, 2011, Ms. Hervouet and Dr. Commander retired from the Board.
(4)	Fees paid include an additional $10,000 paid to Mr. Bruce Smith as compensation for his service as Chair of the Audit Committee.
(5)	Mr. Mize was appointed to our Board in September 2011.
(6)	The awards for Ms. Hervouet’s director services, which were granted on March 23, 2011, were issued directly to Total Energy Ventures International. Upon termination of Ms. Hervouet’s directorship, the unvested portion of these awards was cancelled.

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

Establishment of, and Ongoing Review by, Our Compensation Committee

In September 2007, our Board established a Compensation Committee. The current members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore, Mr. Gary Mize and Mr. Stacy Smith. Each of these individuals qualifies as (i) an “independent director” under the requirements of NASDAQ, (ii) a “non-employee director” under Rule 16b-3 of the Exchange Act, and (iii) an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Compensation Committee evaluates, approves, administers and interprets our executives’ compensation and benefit policies, including our annual executive incentive plan, 2006 Plan and 2010 Plan (defined below), consistent with our compensation program and philosophy.

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

Role of Executive Officers in Compensation Decisions

For executive officers other than our Chief Executive Officer, the Compensation Committee has historically sought and considered input from our Chief Executive Officer regarding such executive officers’ responsibilities, performance and compensation. Specifically, our Chief Executive Officer recommends base salary increases, equity award levels and the performance goals that are used throughout our compensation plans, and advises the Compensation Committee regarding the compensation program’s ability to attract, retain and motivate executive talent. Our Compensation Committee has and exercises the ability to materially increase or decrease the compensation amounts recommended by our Chief Executive Officer. Our Chief Executive Officer is also involved in our executive compensation process by providing input on the performance targets for our compensation plan, including the relative weight to be assigned to each performance target, and presenting data regarding the impact of the executive compensation programs on our financial performance. Our Compensation Committee routinely meets in executive session, and our Chief Executive Officer is not permitted to attend during sessions of the Compensation Committee and sessions of the Board where decisions are made regarding his compensation.

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

A123 Systems, Inc.	EnerNOC, Inc.	PetroAlgae, Inc.
American Superconductor	FuelCell Energy, Inc.	Rentech, Inc.
Amtech Systems, Inc.	Genomatica, Inc.	Solazyme, Inc.
Amyris, Inc.	KiOR, Inc.	Synthesis Energy Systems
BioFuel Energy Corp.	Luca Technologies	Syntroleum Corp.
Clean Energy Fuels Corp.	Metabolix, Inc.	Verenium Corp.
Codexis, Inc.	Myriant, Inc.
Energy Recovery, Inc.	Ormat Technologies, Inc.

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

Board’s Consideration of Advisory Vote

In June 2011, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 95% of stockholder votes cast in favor of our say-on-pay resolution. As we evaluated our compensation practices and talent needs throughout fiscal 2011, our Board was mindful of the strong support our stockholders expressed for our philosophy of linking compensation to our operating objectives and the enhancement of stockholder value.

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

In 2010, in consideration of the achievements of the Company in securing additional private equity financing and the Company’s planned initial public offering, the Compensation Committee approved executive base salary increases which were deemed to be competitive and consistent with the performance of the executive team and the growth of our Company. These salary increases are reflected in the employment agreements that we entered into with Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith in June 2010, which became effective upon the closing of our initial public offering. In December 2011, the Compensation Committee increased the base salaries of Drs. Ryan and Glassner in recognition of the additional responsibilities assumed by each executive and the Compensation Committee’s assessment of each executive’s performance during 2011. In April 2012, the Company amended Mr. Lund’s employment agreement to, among other things, reflect an increase in the base salary of Mr. Lund from $300,000 to $325,000 per year. None of our executives is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. However, on a periodic basis, base salaries for our executives, together with other components of compensation, are evaluated.

The following table sets forth information regarding base salaries for fiscal year 2011 that became effective upon the consummation of our initial public offering for our named executive officers:

Name of Executive Officer	2011 Base Salary Rate (effective upon the closing of our initial public offering)
Patrick R. Gruber, Ph.D.	$500,000
Mark Smith	325,000
Christopher Ryan, Ph.D.(1)	325,000
David Glassner, Ph.D.(2)	300,000
Brett Lund, J.D., M.B.A.(3)	300,000

(1)	Effective January 1, 2012, Dr. Ryan’s base salary was increased from $325,000 to $335,000.
(2)	Effective January 1, 2012, Dr. Glassner’s base salary was increased from $300,000 to $325,000.
(3)	Effective March 14, 2012, Mr. Lund’s base salary was increased from $300,000 to $325,000.

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

Name of Executive Officer	2011 Bonus Target (as % of 2011 base salary)
Patrick R. Gruber, Ph.D.	50.0%
Mark Smith	40.0
Christopher Ryan, Ph.D.	40.0
David Glassner, Ph.D.(1)	30.0
Brett Lund, J.D., M.B.A.(2)	30.0

(1)	Effective January 1, 2012, Dr. Glassner’s annual incentive bonus target was increased from 30% to 40%.
(2)	Effective March 14, 2012, Mr. Lund’s annual incentive bonus target was increased from 30% to 40%.

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

Name of Executive Officer	Annual Minimum Equity Incentive Award		Actual Equity Incentive Award Granted in Fiscal Year 2011
Patrick R. Gruber, Ph.D.	$600,000	(1)	$1,451,373
Mark Smith	200,000		595,561
Christopher Ryan, Ph.D.	200,000		595,003
David Glassner, Ph.D.	75,000		345,008	(2)
Brett Lund, J.D., M.B.A.	65,000	(3)	325,006	(2)

(1)	As noted below, Dr. Gruber’s employment agreement was amended in December 2011 and he is no longer entitled to the guaranteed portion of his annual equity award, worth $600,000 per year.
(2)	Excludes grants of restricted stock valued at $250,005 to each of Dr. Glassner and Mr. Lund in December 2011 with vesting subject to performance conditions.
(3)	Effective April 5, 2012, Mr. Lund’s employment agreement was amended to permit the Chief Executive Officer to grant Mr. Lund additional annual equity incentive awards with a fair market value on the date of grant of up to $270,000 per year.

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

Effective December 21, 2011, we entered into an employment agreement amendment (the “Amendment Agreement”) with Dr. Gruber, our Chief Executive Officer, whereby all options to purchase common stock of the Company that had been granted to Dr. Gruber in fiscal years 2008, 2009 and 2010 immediately became unvested (to the extent previously vested) and subject to a revised three-year vesting schedule. Pursuant to the Amendment Agreement, an aggregate of 624,505 options that were previously vested and exercisable (or approximately 64% of the vested options held by Dr. Gruber) became unvested. Dr. Gruber is also no longer entitled to the guaranteed portion of his annual equity award, worth $600,000 per year. In exchange for these concessions, Dr. Gruber was granted a cash award of $1,500,000, payable in three equal installments, subject to Dr. Gruber’s continued employment with us. The first payment of $500,000 was made in December 2011, the second payment of $500,000 was made in March 2012 and the final installment will be paid in June 2012.

On March 14, 2012, Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith were granted aggregate annual equity incentive awards in accordance with the terms of their employment agreements. Dr. Gruber was granted 42,500 stock options and 45,165 restricted shares of common stock, Dr. Ryan was granted 29,750 stock options and 31,615 restricted shares of common stock,

Dr. Glassner was granted 17,250 stock options and 18,332 restricted shares of common stock, Mr. Lund was granted 16,250 stock options and 17,269 restricted shares of common stock and Mr. Mark Smith was granted 29,750 stock options and 31,615 restricted shares of common stock, with fair market values on that date of approximately $696,000, $487,000, $282,000, $266,000 and $487,000, respectively. In addition, Mr. Lund was granted 21,492 stock options and 14,346 restricted shares of common stock with an estimated fair market value on that date of $270,000. The vesting of the stock options and the restricted shares of common stock is contingent upon Mr. Lund’s individual performance as it relates to the establishment and protection of the Company’s intellectual property estate.

Effective April 5, 2012, Mr. Lund’s employment agreement was amended to permit the Chief Executive Officer to grant Mr. Lund additional annual equity incentive awards with a fair market value on the date of grant of up to $270,000 per year in such amounts and subject to such terms (including performance-based terms) that the Chief Executive Officer deems appropriate.

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

The severance payments and benefits that are payable under these agreements are further described below in the sections entitled “Employment Arrangements” and “Potential Payments upon Termination and Change of Control.”

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

Risks Related to Compensation Policies and Practices

The Compensation Committee has considered whether the Company’s overall compensation program for employees creates incentives for employees to take excessive or unreasonable risks that could materially harm the Company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted and the uniformity of compensation policies across the Company, which the Compensation Committee regards as setting an appropriate level of risk taking for the Company, as a baseline for our annual incentive plan targets. We also believe the Company’s internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing the Company to a harmful long-term business transaction in exchange for short-term compensation benefits.

2011 Summary Compensation Table

The following table summarizes the compensation earned by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers during the year ended December 31, 2011. In this Compensation Discussion and Analysis, we refer to these officers as our named executive officers.

Name and principal position	Year	Salary ($)(1)		Stock Awards ($)(2)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Patrick R. Gruber, Ph.D.	2011	488,923				1,494,373	(5)	312,500	531,995	(4)	2,827,791
Chief Executive Officer, Director	2010	384,385				681,765		150,000	54,504	(4)	1,270,654
	2009	363,462				427,820		75,000	57,025	(4)	923,307

Mark L. Smith	2011	318,846				595,561		162,500	12,250	(6)	1,089,157
Chief Financial Officer	2010	275,000				129,527		104,250	11,069	(6)	519,846
	2009	285,577				26,904		52,140	10,577	(6)	375,198

Christopher Ryan, Ph.D.	2011	320,077		595,003		—		162,500	15,604	(7)	1,093,184
President and Chief Operating Officer	2010	285,000				294,923		121,950	31,107	(7)	732,980
	2009	153,462	(8)			318,028		29,461	286,210	(7)	787,161

David Glassner, Ph.D.	2011	291,385		595,013	(9)	—		112,500	12,250	(10)	1,011,148
Executive Vice President, Technology	2010	230,000				156,067		—	12,250	(10)	490,417
	2009	238,846				118,188		—	11,962	(10)	412,604

Brett Lund, J.D., M.B.A.	2011	288,923		575,012	(11)	—		112,500	11,185	(12)	987,620
Executive Vice President, General Counsel and Secretary

(1)	For information regarding the annual salary rate of our named executive officers, see “Employment Arrangements” below. We pay salary to our employees on a bi-weekly basis and, in calendar years 2011, 2010 and 2009, we made 26, 26 and 27 such bi-weekly payments, respectively, so certain of the named executive officers received aggregate salary payments in calendar year 2009 that exceeded their annual salary rate.
(2)	The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of awards granted during each respective year for each named executive officer, in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option awards are set forth in Note 13 to our consolidated financial statements, which are included in the Original Form 10-K.
(3)	The bonuses earned on the basis of performance relative to target bonus metrics have been reported in this column as non-equity incentive plan compensation. See “Compensation Discussion and Analysis” above for a discussion of how the bonus program worked in operation. See also “Grants of Plan-Based Awards in Fiscal Year 2011” under the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” for the target amounts named executive officers were eligible to earn in 2011. Our Board retained discretion to approve payments in excess of the target. The dollar amounts reported in this column were paid out as cash payments in December 2011, December 2010 and January 2010, respectively.
(4)	For 2011, represents $500,000 for cash award payment made in December 2011 related to the Amendment Agreement (see the section entitled “Employment Arrangements–Patrick Gruber, Ph.D.” below), $22,051 for payments to maintain a corporate apartment and $9,943 for gross-up tax assistance provided. For 2010, represents $12,250 for Company match on 401(k) plan, $29,122 for payments to maintain a corporate apartment and $13,132 for gross-up tax assistance provided. For 2009, represents $12,250 for Company match on 401(k) plan, $25,154 for payments to maintain a corporate apartment, $11,344 for gross-up tax assistance provided and $8,277 for other personal benefits.
(5)	For 2011, includes $43,000 relating to the Amendment Agreement for the incremental fair value of the stock option awards subject to modified vesting.
(6)	For 2011, represents $12,250 for Company match on 401(k) plan. For 2010, represents $11,069 for Company match on 401(k) plan. For 2009, represents $10,577 for Company match on 401(k) plan.
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

Grants of Plan-Based Awards in 2011 Table

All options granted to our named executive officers are non-statutory stock options. The exercise price per share of each option granted to our named executive officers was determined to be equal to at least the fair market value of our common stock by our Board on the date of the grant. We also make grants of restricted shares of our common stock.

The following table shows information regarding grants of equity awards to our named executive officers during the year ended December 31, 2011.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ share)	Grant Date Fair Value of Option Awards ($)(2)	All Other Stock Awards; Number of Shares of Stock (#)		Grant Date Fair Value of Stock Awards ($)
Name	Grant Date	Target($)
Patrick R. Gruber, Ph.D.	—	250,000
	3/23/2011		121,335	17.53	1,451,373
Mark Smith	—	130,000
	3/23/2011		49,789	17.53	595,561
Christopher Ryan, Ph.D.	—	130,000
	3/23/2011					33,942		595,003
David Glassner, Ph.D.	—	90,000
	3/23/2011					19,681		345,008
	12/8/2011					37,370	(3)	250,005	(3)
Brett Lund, J.D., M.B.A.	—	90,000
	3/23/2011					18,540		325,006
	12/8/2011					37,370	(4)	250,005	(4)

(1)	Represents awards granted under our 2011 cash incentive bonus program, which were based on achievement of certain milestones in fiscal year 2011. This column shows the awards that were possible at the target level of performance. The column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table shows the actual awards earned in fiscal year 2011 by our named executive officers under the 2011 cash incentive bonus program. These amounts were paid in December 2011.
(2)	The amounts set forth in the “Grant Date Fair Value of Option Awards” column reflect the aggregate grant date fair value of awards determined in accordance with FASB ASC Topic 718. The assumptions used in determining such amounts are described in Note 13 to our consolidated financial statements included in the Original Form 10-K.
(3)	The amounts set forth in the “Grant Date Fair Value of Stock Awards” column reflect the aggregate fair value of restricted shares of common stock as of December 8, 2011, the date of grant. The vesting of these restricted shares of common stock is contingent upon and subject to the accomplishment by Dr. Glassner of a technical milestone related to the successful start-up of isobutanol production at our Luverne, Minnesota facility on or before July 1, 2012.
(4)	The amounts set forth in the “Grant Date Fair Value of Stock Awards” column reflect the aggregate fair value of restricted shares of common stock as of December 8, 2011, the date of grant. The vesting of these restricted shares of common stock is contingent upon our freedom to sell isobutanol produced at our Luverne, Minnesota facility without legal impediment upon commencing commercial production.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table shows the grants of stock options to our named executive officers that were outstanding on December 31, 2011, the last day of our fiscal year.

	Option awards							Stock awards
Name	Grant Date	Vesting Commencement Date(1)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(6)
Patrick R. Gruber, Ph.D.	5/2/2007	5/2/2007	(1)	323,751	29,432	0.46	5/2/2017
	7/1/2008	7/1/2008	(2)	—	323,959	1.16	7/1/2018
	11/16/2009	5/2/2007	(2)	—	242,790	2.70	11/16/2019
	6/3/2010	5/2/2007	(2)	—	105,000	10.07	6/3/2020
	3/23/2011	3/23/2011	(2)	30,334	91,001	17.53	3/23/2021
Mark Smith	12/4/2008	11/5/2008	(3)	96,354	28,646	1.16	12/4/2018
	11/16/2009	11/5/2008	(3)	11,563	3,437	2.70	11/16/2019
	6/3/2010	11/5/2008	(3)	15,031	4,469	10.07	6/3/2020
	3/23/2011	3/23/2011	(2)	12,447	37,342	17.53	3/23/2021
Christopher Ryan, Ph.D.	11/16/2009	6/15/2009	(3)	109,375	65,625	2.70	11/16/2019
	6/3/2010	6/15/2009	(3)	27,500	16,500	10.07	6/3/2020
	3/23/2011	3/23/2011	(4)					25,457	160,124
David Glassner, Ph.D.	9/18/2007	7/23/2007	(3)	88,296	—	0.49	9/18/2007
	8/11/2008	7/23/2007	(3)	20,000	—	1.16	8/11/2018
	11/16/2009	7/23/2007	(3)	67,000	—	2.70	11/16/2019
	6/3/2010	7/23/2007	(3)	24,000	—	10.07	6/3/2020
	3/23/2011	3/23/2011	(4)					14,761	97,275
	12/8/2011		(5)					37,370	235,057
Brett Lund, J.D., M.B.A.	12/17/2007	12/17/2007	(3)	30,000	—	0.49	12/17/2017
	8/11/2008	12/17/2007	(3)	30,000	—	1.16	8/11/2018
	11/16/2009	12/17/2007	(3)	31,000	—	2.70	11/19/2019
	6/3/2010	12/17/2007		68,500	—	10.07	6/3/2020
	3/23/2011	3/23/2011	(4)					13,905	87,462
	12/8/2011		(5)					37,370	235,057

(1)	Each option vests as to 1/5th of the total number of shares subject to the option on the first anniversary of the vesting commencement date, and 1/60th of the total number of shares subject to the option shall vest monthly thereafter until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements—Patrick Gruber, Ph.D.” below.
(2)	1/36th of the total number of shares subject to the option shall vest monthly after the vesting commencement date until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements—Patrick Gruber, Ph.D.” below.
(3)	Each option vests as to 1/4th of the total number of shares subject to the option on the first anniversary of the vesting commencement date, and 1/48th of the total number of shares subject to the option shall vest monthly thereafter until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements” below.

(4)	1/36th of the total number of shares subject to the stock award shall vest monthly after the vesting commencement date until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements” below.
(5)	Stock award vests upon the completion of performance criteria. See the section entitled “Equity Incentive Compensation” above. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements” below.
(6)	Amounts listed represent the aggregate market value of the unvested restricted stock awards held by the named executive officers as of December 31, 2011, based on the closing price of a share of the Company’s common stock of $6.29 on December 31, 2011.

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

On December 21, 2011, we entered into an Amendment Agreement with Dr. Gruber in order to retain Dr. Gruber and to enhance the alignment of his interests with those of our stockholders. Upon the effectiveness of the Amendment Agreement, all options to purchase our common stock that had been granted to Dr. Gruber in fiscal years 2008, 2009 and 2010 immediately became unvested (to the extent previously vested) and subject to a revised three-year vesting schedule. Pursuant to the Amendment Agreement, an aggregate of 624,505 options that were previously vested and exercisable (or approximately 64% of the vested options held by Dr. Gruber) became unvested. Dr. Gruber is also no longer entitled to the guaranteed portion of his annual equity award, worth $600,000 per year. In exchange for these concessions, Dr. Gruber was granted a cash award of $1,500,000, payable in three equal installments. The first installment was paid in December 2011, the second installment was paid in March 2012 and the third installment is to be paid in June 2012, subject to Dr. Gruber’s continued employment with us. Dr. Gruber will also be eligible to receive a cash incentive of $1,500,000 in the event that we successfully complete a qualified equity or debt financing transaction, or series of transactions, in an aggregate amount of at least $50,000,000, subject to Dr. Gruber’s continued employment with us.

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

On June 4, 2010, we entered into an employment agreement with Dr. Glassner, which became effective upon the closing of our initial public offering. Under the June 4, 2010 employment agreement, Dr. Glassner’s base salary is $300,000 per year, subject to annual review and adjustment by our Board. On December 8, 2011, Dr. Glassner’s base salary was increased to $325,000 per year effective January 1, 2012. Dr. Glassner is eligible to receive an annual bonus of up to 30% of his base salary based on the achievement of certain business goals set by our Board on an annual basis. Dr. Glassner may also receive additional bonus amounts at the discretion of our Board. On December 8, 2011, Dr. Glassner’s annual incentive bonus target was increased to 40% of his annual base salary effective January 1, 2012. Pursuant to the terms of the June 4, 2010 employment agreement, Dr. Glassner is eligible to receive an annual incentive award with a fair market value equal to $75,000 on the date of grant, consisting of restricted stock and/or stock options, and may receive additional stock awards at the discretion of our Board, not to exceed $270,000 for the first year. Dr. Glassner is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

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

On June 4, 2010, we entered into a new employment agreement with Mr. Lund, which became effective upon the closing of our initial public offering. This agreement superseded and terminated Mr. Lund’s previous offer letter agreement. Under the June 4, 2010 employment agreement, Mr. Lund’s base salary is $300,000 per year, subject to annual review and adjustment by our Board. Mr. Lund is eligible to receive an annual bonus of up to 30% of his base salary based on the achievement of certain business goals set by our Board on an annual basis and may receive additional bonus amounts at the discretion of our Board. Pursuant to the terms of the June 4, 2010 employment agreement, Mr. Lund is eligible to receive an annual incentive award with a fair market value equal to $65,000 on the date of grant, consisting of restricted stock and/or stock options, and may receive additional stock awards at the discretion of our Board, not to exceed $260,000 for the first year. Mr. Lund is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

On April 5, 2012, we amended Mr. Lund’s employment agreement in order to reflect an increase in Mr. Lund’s base salary from $300,000 to $325,000 per year and an increase in his annual incentive bonus target from 30% to 40% of his base salary. The increase in Mr. Lund’s base salary and annual incentive bonus target were deemed effective from March 14, 2012. In addition, Mr. Lund’s employment agreement was amended to permit the Chief Executive Officer to grant Mr. Lund additional annual equity incentive awards with a fair market value on the date of grant of up to $270,000 per year in such amounts and subject to such terms (including performance-based terms) that the Chief Executive Officer deems appropriate.

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

	Termination without cause or resignation for good reason						Change of control (no termination required)			Termination without cause or resignation for good reason upon or within 90 days after a change of control(1)
Name	Base salary ($)		Bonus ($)		Value of accelerated equity awards ($)(2)	Benefits ($)	Base salary ($)	Bonus ($)	Value of accelerated equity awards ($)(2)	Benefits ($)
Patrick R. Gruber, Ph.D.	1,000,000		500,000		2,705,114	27,547	1,000,000	500,000	2,705,114	27,547
Mark Smith	325,000		130,000		159,293	13,773	650,000	260,000	159,293	13,773
Christopher Ryan, Ph.D.	325,000	(3)	130,000		395,718	13,773	650,000	260,000	395,718	13,773
David Glassner, Ph.D.	300,000	(4)	90,000	(4)	327,904	13,773	600,000	180,000	327,904	13,773
Brett Lund, J.D., M.B.A.	300,000	(5)	90,000	(5)	322,520	4,386	600,000	180,000	322,520	4,386

(1)	In the event that one of the named executive officers is terminated without cause or resigns for good reason upon or within 90 days after a change of control, he shall receive the following benefits in addition to the payments and accelerated vesting triggered by such change of control, but he will not be entitled to any other termination benefits.
(2)	Amounts calculated based on the aggregate amount by which the fair market value of our common stock exceeded the aggregate exercise price of such awards as of December 31, 2011.
(3)	Effective January 1, 2012, Dr. Ryan’s base salary was increased from $325,000 to $335,000.
(4)	Effective January 1, 2012, Dr. Glassner’s base salary was increased from $300,000 to $325,000 and his annual incentive bonus target was increased from 30% to 40%.
(5)	Effective March 14, 2012, Mr. Lund’s base salary was increased from $300,000 to $325,000 and his annual incentive bonus target was increased from 30% to 40%.

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

Types of Awards

The administrator may grant options that are intended to qualify as incentive stock options, which we refer to as ISOs, only to employees, and may grant all other awards to any eligible persons. Stock options granted under the 2010 Plan will provide award recipients, or participants, with the right to purchase shares of our common stock at a predetermined exercise price. The administrator may grant stock options that are intended to qualify as ISOs or that are not intended to so qualify, which we refer to as Non-ISOs. The 2010 Plan also provides that ISO treatment may not be available for stock options that become first exercisable in any calendar year to the extent the value of the shares that are the subject of the stock option exceeds $100,000, based upon the fair market value of the shares of our common stock on the option grant date.

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

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” contained in this Amendment No. 2 to the Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Respectfully submitted,

COMPENSATION COMMITTEE

Shai Weiss, Chair
Ganesh Kishore, Ph.D.
Gary W. Mize
Stacy J. Smith

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment No. 2:

Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GEVO, INC.

By:	/S/ MARK SMITH
Mark Smith Chief Financial Officer

Date: April 10, 2012