Form 10-Q
period 2012-03-31
Gevo, Inc.
filed 2012-05-02
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of March 31, 2012, 26,758,924 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	3
	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, and for the period from June 9, 2005 (date of inception) to March 31, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and for the period from June 9, 2005 (date of inception) to March 31, 2012 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55
	Signatures	57

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands except share and per share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$73,622	$94,225
Accounts receivable	3,030	2,938
Inventories	5,454	3,814
Prepaid expenses and other current assets	1,641	1,283
Derivative assets	62	—
Margin deposit	386	474

Total current assets	84,195	102,734

Property, plant and equipment, net	42,139	28,777

Debt issue costs, net	946	1,017
Deposits and other assets	695	502

Total assets	$127,975	$133,030

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$17,821	$12,440
Current portion of secured debt, net of $1,090 and $969 discount at March 31, 2012 and December 31, 2011, respectively	6,371	3,491
Derivative liabilities	47	186

Total current liabilities [1]	24,239	16,117
Long-term portion secured debt, net of $1,521 and $1,504 discount at March 31, 2012 and December 31, 2011, respectively	26,510	24,752
Other long-term liabilities	18	24

Total liabilities	50,767	40,893

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized at March 31, 2012 and December 31, 2011; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000,000 authorized; 26,758,924 and 26,382,058 shares issued and outstanding at March 31, 2012 and December 31, 2011 , respectively	267	264
Additional paid-in capital	230,883	226,508
Deficit accumulated during development stage	(153,942)	(134,635)

Total stockholders’ equity	77,208	92,137

Total liabilities and stockholders’ equity	$127,975	$133,030

1	Liabilities of Gevo, Inc.’s consolidated subsidiaries for which creditors do not have recourse to the general credit of Gevo, Inc. were $2.6 million and $4.5 million at March 31, 2012 and December 31, 2011, respectively, and are recorded within current liabilities.

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		To
	2012	2011	March 31, 2012
Revenue and cost of goods sold
Ethanol sales and related products, net	$14,258	$15,109	$92,765
Grant revenue and research and development program revenue	614	172	4,157
Licensing revenue	—	—	138

Total revenues	14,872	15,281	97,060

Cost of goods sold	15,010	15,193	89,044

Gross (loss) margin	(138)	88	8,016

Operating expenses
Research and development	4,955	3,266	62,174
Selling, general and administrative	13,127	5,234	83,452
Other operating expenses	—	—	1,248

Total operating expenses	18,082	8,500	146,874

Loss from operations	(18,220)	(8,412)	(138,858)

Other (expense) income
Interest and other expense	(1,087)	(892)	(9,666)
Interest and other income	—	50	721
Loss from change in fair value of warrant liabilities	—	(29)	(2,852)

Total other expense	(1,087)	(871)	(11,797)

Net loss	(19,307)	(9,283)	(150,655)

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	—	(1,094)	(3,872)

Net loss attributable to Gevo, Inc. common stockholders	$(19,307)	$(10,377)	$(154,527)

Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	$(0.74)	$(0.76)

Weighted-average number of common shares outstanding—basic and diluted	26,186,133	13,744,337

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		To
	2012	2011	March 31, 2012
Operating Activities
Net loss	$(19,307)	$(9,283)	$(150,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	4,119	1,321	22,665
Depreciation and amortization	788	1,013	11,080
Non-cash interest expense	393	213	3,474
Gain from change in fair value of derivatives	(201)	(109)	(620)
Loss from change in fair value of warrant liabilities	—	29	2,852
Other non-cash expenses	—	—	364
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(92)	(152)	(1,031)
Inventories	(1,640)	(1,468)	(1,884)
Prepaid expenses and other current assets	(211)	(46)	(859)
Margin deposit	88	(384)	506
Deposits and other assets	—	1	(90)
Accounts payable, accrued expenses, and long-term liabilities	(834)	(1,739)	7,933

Net cash used in operating activities	(16,897)	(10,604)	(106,265)

Investing Activities
Acquisitions of property, plant and equipment, net	(8,045)	(805)	(24,295)
Other	(49)	—	(107)
Acquisition of Agri-Energy, net of cash assumed	—	—	(24,936)
Restricted certificate of deposit	—	—	(79)

Net cash used in investing activities	(8,094)	(805)	(49,417)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows—Continued

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		To
	2012	2011	March 31, 2012
Financing Activities
Proceeds from issuance of secured long-term debt	5,000	—	41,578
Proceeds from issuance of common stock upon exercise of stock options	139	8	333
Payments on secured debt	(511)	(453)	(8,801)
Deposit on long-term debt	(144)	—	(451)
Debt issue costs	(53)	—	(1,517)
Proceeds from issuance of common stock in initial public offering, net of discounts and commissions	—	114,704	114,704
Deferred offering costs	(43)	(1,641)	(4,339)
Proceeds from issuance of convertible preferred stock	—	—	86,025
Proceeds from issuance of convertible promissory notes with warrants	—	—	3,000
Proceeds from the exercise of warrants	—	—	592
Proceeds from issuance of common stock pursuant to employee stock purchase plan	—	—	47
Payment of stock issuance costs	—	—	(1,867)

Net cash provided by financing activities	4,388	112,618	229,304

Net (decrease) increase in cash and cash equivalents	(20,603)	101,209	73,622
Cash and cash equivalents
Beginning of period	94,225	15,274	—

Ending of period	$73,622	$116,483	$73,622

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows—Continued

(in thousands)

(unaudited)

			From June 9, 2005 (Date of Inception) To March 31, 2012

	Three Months Ended March 31,
	2012	2011
Supplemental disclosures of cash and non-cash investing and financing transactions
Capital asset additions in accounts payable and accrued expenses	$7,950	$251	$7,950

Warrants issued with secured long-term debt (grant date fair value)	$120	$—	$1,746

Cash paid for interest, net of amount capitalized	$664	$623	$5,815

Warrants issued with convertible promissory notes	$—	$—	$505

Reclass deferred offering costs to additional paid-in-capital upon initial public offering	$—	$4,296	$4,296

Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in-capital	$—	$2,063	$2,063

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	$—	$1,094	$3,872

Fixed assets acquired using ICM, Inc. credit	$—	$288	$726

Promissory notes and accrued interest converted to Series C preferred stock	$—	$—	$3,043

Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$—	$—	$1,458

Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$—	$—	$1,000

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business—Gevo, Inc. (together with its subsidiaries, “Gevo” or the “Company”) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005 (“Inception”). Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) on September 18, 2009 to finance and develop biorefineries through joint venture, tolling arrangements or direct acquisition (Note 9). Gevo Development became a wholly owned subsidiary of the Company on September 22, 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) on September 22, 2010. Agri-Energy, a wholly owned subsidiary of Gevo Development, is currently engaged in the business of producing and selling ethanol and related products produced at its ethanol plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company is currently retrofitting the Agri-Energy Facility to the production of isobutanol which is expected to be completed by June 30, 2012.

At March 31, 2012, the Company is considered to be in the development stage as its primary activities, since incorporation, have been conducting research and development, business development, business and financial planning, establishing its facilities, recruiting personnel and raising capital. Successful completion of the Company’s research and development programs, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

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

Financial Condition—The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2012, the Company incurred a consolidated net loss of $19.3 million and had an accumulated deficit of $153.9 million. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.

The Company has funded its activities since inception primarily through private placements of convertible preferred stock, the issuance of convertible and nonconvertible debt and proceeds raised through its initial public offering. The Company expects to obtain funding through additional equity offerings and issuance of debt until it achieves positive cash flow from operations. The Company’s cash and cash equivalents at March 31, 2012 totaled $73.6 million. Management expects that cash on hand at March 31, 2012, combined with anticipated funding from future financings, will provide the Company with adequate funding for at least the next 12 months. In anticipation of future financings, the Company has filed a Form S-3, as amended, with the Securities and Exchange Commission (the “SEC”) which is pending SEC approval. There are no assurances that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flow from operations. The accompanying unaudited consolidated financial statements do not include any adjustments that may result from the Company’s inability to raise sufficient funds or achieve profitability.

Basis of Presentation—The unaudited consolidated financial statements of the Company (which includes the accounts of its wholly owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2012 and for all periods presented. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “Annual Report”).

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The consolidated statements of operations for the three months ended March 31, 2012 and consolidated statements of cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business and Strategy” in Part I, Item 1A of the Company’s Annual Report.

2. Earnings Per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any potential (unissued) shares of common stock and warrants based on the treasury stock method.

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

The table below sets forth potentially dilutive securities that are excluded from the calculation of diluted net loss per share during each period as the effect was anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Outstanding options to purchase common stock	3,501,805	3,107,619
Warrants to purchase common stock	1,229,998	1,086,785
Unvested restricted common stock	508,214	116,260

Total	5,240,017	4,310,664

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	March 31,	December 31,
	2012	2011
Raw materials
Corn	$3,990	$2,408
Enzymes and other inputs	85	151
Finished goods
Ethanol	405	349
Distiller’s grains	54	17
Work in process	464	456
Spare parts	456	433

Total inventories	$5,454	$3,814

Included in cost of goods sold is depreciation of $0.5 million, $0.5 million and $3.1 million during the three months ended March 31, 2012 and 2011 and from Inception to March 31, 2012, respectively.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		March 31,	December 31,
		2012	2011
Buildings, site improvements, plant machinery and equipment	10 years	$20,468	$20,359
Construction in progress	—	21,792	8,403
Lab equipment, furniture and fixtures and vehicles	5 years	4,591	4,035
Demonstration plant	2 years	3,597	3,597
Pilot plant	3 years	721	721
Computer, office equipment and software	3 years	672	614
Leasehold improvements	5 years	561	523
Land	—	410	410
Tools and support equipment	5 years	105	105

Total property, plant and equipment		52,917	38,767
Less accumulated depreciation and amortization		(10,778)	(9,990)

Property, plant and equipment, net		$42,139	$28,777

The Company is currently capitalizing interest incurred associated with the retrofit of the Agri-Energy Facility. The Company capitalized $0.3 million of incurred interest during the three months ended March 31, 2012. Incurred interest that was capitalized during the three months ended March 31, 2011 was not material.

5. Derivative Instruments

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

The Company periodically enters into forward purchase contracts for corn to ensure supply and manage the price of this commodity. These transactions are considered to be derivatives and during the year ended December 31, 2011 the Company designated all of its forward purchase contracts for corn under the normal purchase and normal sales scope exception and therefore they were not marked to market during the three months ended March 31, 2011. For new contracts entered into beginning January 1, 2012, the Company did not apply the normal purchase and normal sales scope exception to its forward purchase contracts. Accordingly at March 31, 2012 the Company recorded these contracts at their fair market value which has been included as a component of derivative asset or liability in the consolidated balance sheet. Changes in the fair market value during the three months ended March 31, 2012 have been recorded in cost of goods sold in the consolidated statements of operations.

The Company generally follows a policy of using exchange-traded futures contracts to reduce its net position in agricultural commodity inventories and forward cash purchase contracts to reduce price risk. Exchange-traded futures contracts are valued at market price and are recorded as a derivative asset or liability in the consolidated balance sheet. Changes in market price are recorded in cost of goods sold.

The Company’s derivatives do not include any credit risk related contingent features. At March 31, 2012 and December 31, 2011, the Company had $0.4 million and $0.5 million, respectively, in a margin deposit account for its exchange-traded futures contracts. The Company has not designated any of its derivatives as hedges for financial accounting purposes.

Realized losses on the Company’s exchange-traded futures contracts were not material during the three months ended March 31, 2012. The Company incurred realized losses of $0.8 million and $0.5 million on its exchange-traded futures contracts for the three months ended March 31, 2011 and from Inception to March 31, 2012, respectively, which have been recorded in cost of goods sold.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the unrealized gains/(losses) of the Company’s derivative instruments that were recorded in cost of goods sold in the consolidated statements of operations (in thousands).

	Three Months Ended March 31,		Inception to March 31, 2012
	2012	2011
Exchange-traded futures contracts	$248	$470	$710
Forward purchase contracts	(47)	(361)	(90)

The following table represents the Company’s net short positions of the Company’s derivative instruments (in thousands).

Year of Expiration	March 31, 2012 Corn Net Short Position Bushels	December 31, 2011 Corn Net Short Position Bushels
2012	465	77

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities in the consolidated balance sheets at March 31, 2012 and December 31, 2011 consisted of the following (in thousands).

	March 31,	December 31,
	2012	2011
Accrued expenses — ICM, Inc.	$7,558	$1,634
Accrued employee compensation	3,165	941
Accounts payable — trade	2,756	6,193
Accrued legal related expenses	2,319	1,455
Cargill license agreement	704	924
Other accrued liabilities	1,319	1,293

Total accounts payable and accrued liabilities	$17,821	$12,440

7. Secured Long-Term Debt

In January 2012, the Company’s wholly owned subsidiary, Agri-Energy, borrowed $5.0 million under its amended and restated loan and security agreement (the “Amended Agri-Energy Loan Agreement”) with TriplePoint Capital LLC (“TriplePoint”). The loan, which matures in January 2016, bears an interest rate of 11%. The loan provides for interest-only payments through July 2012 and an additional interest-only period of six months may be elected in the event that the Company has received net offering proceeds of at least $75.0 million from one or more secondary equity offerings by June 30, 2012. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. At March 31, 2012, the Company was in compliance with the financial covenants under the Amended Agri-Energy Loan Agreement.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the information pertaining to the Company’s secured long-term debt included in the Company’s consolidated balance sheets (in thousands).

	March 31,	December 31,
	2012	2011
Lighthouse—Matures July 2012	$730	$1,241
TriplePoint—Matures August 2014	5,400	5,400
TriplePoint—Matures September 2014	13,500	13,500
TriplePoint—Matures October 2015	10,575	10,575
TriplePoint—Matures January 2016	5,287	—

Secured debt	35,492	30,716
Less unamortized debt discounts	(2,611)	(2,473)

	32,881	28,243
Less current portion of secured debt	(6,371)	(3,491)

Long-term portion of secured debt	$26,510	$24,752

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol—On July 29, 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon the Company’s first commercial sale of high-purity isobutanol, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay the Company applicable shortfall fees and the Company is obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of March 31, 2012.

Exclusive Supply Agreement with LANXESS—On January 14, 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. The initial term of the mutual exclusivity is ten years, subject to mutual extension. No costs have been incurred under this agreement as of March 31, 2012.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company—On August 12, 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement with C&N, a Mansfield subsidiary, which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of March 31, 2012.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company—Substantially all ethanol sold through Agri-Energy from the date of acquisition through March 31, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Jet Fuel Supply Agreement with the Defense Logistics Agency (U.S. Air Force)—During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of biojet fuel for the purposes of certification and testing by the U.S. Air Force. The total contract value may be up to $0.6 million. The term of the agreement is through December 30, 2012. Revenue is recognized upon the transfer of risk of loss and title to the U.S. Air Force. The Company recorded $0.2 million of revenue under this award during the three months ended March 31, 2012.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM, Inc.—In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performs commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company is required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. The development agreement, as amended, was effective through December 31, 2011. In December 2011, the development agreement was amended a second time to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ written notice. The Company did not incur any capital expenditures with ICM relating to the demonstration plant during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company incurred $0.3 million in capital expenditures with ICM relating to the demonstration plant.

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

During the three months ended March 31, 2012 and 2011, the Company incurred $9.1 million and $0.3 million, respectively, in capital expenditures with ICM relating to the retrofit of the Agri-Energy Facility to future isobutanol production, which amounts are recorded within construction in progress on the Company’s consolidated balance sheets.

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company —During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola will pay the Company a fixed price fee for a research program as defined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. The Company recognized $0.3 million of revenue under this agreement during the three months ended March 31, 2012.

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment will be paid over a period greater than 12 months from the date that it was incurred. Milestones number four and five included in the license agreement representing potential payments of up to $1.5 million have not been met as of March 31, 2012 and no amounts have been recorded as a liability for these milestones.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by the Company, subject to a minimum royalty amount per year, as defined in the license agreement, and up to a maximum amount per year.

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

9. Gevo Development

Gevo, Inc. formed Gevo Development on September 18, 2009 to finance and develop biorefineries through joint venture, tolling arrangements or direct acquisition. Biorefinery plants accessed through Gevo Development are intended to be retrofitted using Gevo, Inc.’s integrated fermentation technology to produce isobutanol.

Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development as a wholly owned subsidiary. Gevo Development has two classes of membership interests outstanding. Gevo, Inc. is the sole owner of the class A interests. Prior to September 22, 2010, CDP Gevo, LLC (“CDP”), was the sole owner of the class B interests, which comprise 10% of the outstanding equity interests of Gevo Development. In September 2010, Gevo, Inc. became the sole owner of Gevo Development by acquiring 100% of the class B interests in Gevo Development from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP received aggregate consideration of $1.1 million.

The original issuance of the class B interests was considered to be a grant of non-employee stock-based compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 22, 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests on September 22, 2010, the Company recorded stock-based compensation of $0.8 million, which reflected the amount paid during 2010 for the class B interests that were not dependent on counterparty performance. The Company paid $0.1 million during each of the three months ended March 31, 2012 and 2011. The final payment of $0.1 million made in January 2012 was dependent on the continued employment of the two co-managing directors of Gevo Development. The employment of the co-managing directors was terminated effective March 23, 2012 (refer to the Amended and Restated Warrant Agreement below).

For the three months ended March 31, 2012 and 2011 and for the period from September 18, 2009 (formation date of Gevo Development) to March 31, 2012, Gevo, Inc. made capital contributions of $0.2 million, $1.9 million and $24.5 million, respectively, to Gevo Development.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

For the three months ended March 31, 2012 and 2011 and for the period from September 18, 2009 (formation date of Gevo Development) to March 31, 2012, Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) incurred a net loss of $1.8 million, $0.9 million and $5.6 million, respectively, which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 22, 2010) and 100% ownership (for the period after September 22, 2010).

Amended and Restated Warrant Agreement— The warrant agreement, as amended, details the terms upon which the Company has granted a warrant to CDP to purchase 858,000 shares of Gevo, Inc. common stock. The warrant agreement has an exercise price of $2.70 per share which was the estimated fair value of a share of Gevo, Inc.’s common stock on the grant date. The warrant expires in September 2016, unless terminated earlier as provided in the agreement. The warrant shares were initially unvested and vested in increments upon the achievement of specific performance milestones.

On September 22, 2010, the beneficial owners of the equity interests of CDP became employees of Gevo, Inc. and the warrant agreement was amended and restated to provide that 50% of the warrant shares granted under such warrant agreement would vest on September 22, 2010. The remaining warrant shares vest over a two-year period beginning on September 22, 2010, subject to acceleration and termination in certain circumstances. The Company valued the warrant at $14.0 million. Effective March 23, 2012, the employment of the beneficial owners of CDP was terminated. Pursuant to the terms of the warrant agreement, all unvested warrant shares became immediately vested and, as such, the Company recorded $2.6 million of stock-based compensation expense during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company recorded $0.9 million of stock-based compensation associated with this warrant agreement.

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of March 31, 2012 and December 31, 2011, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of Agri-Energy’s loan and security agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if certain conditions are satisfied. As of March 31, 2012 and December 31, 2011, the creditors of Gevo Development have recourse to the general credit of Gevo, Inc. with the exception of $2.6 million and $4.5 million, respectively, which are recorded within current liabilities, which includes the liabilities of Agri-Energy. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

10. Redfield Energy, LLC

On June 15, 2011, Gevo Development entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), and executed the second amended and restated operating agreement of Redfield (together, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, Gevo Development and Redfield have agreed to work together to retrofit Redfield’s approximately 50 million gallon per year ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”) for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time Gevo Development anticipates consolidating Redfield’s operations because Gevo anticipates it will control the activities that are most significant to the entity.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Gevo Development, or one of its affiliates, will be the exclusive marketer of all products produced by the Redfield Facility once commercial production of isobutanol has begun. Additionally, Gevo, Inc. will license the technology necessary to produce isobutanol at the Redfield Facility to Redfield, subject to the continuation of the marketing arrangement described above. In the event that the isobutanol production technology fails or Redfield is permanently prohibited from using such technology, Gevo Development will forfeit the Class G Units and lose the value of its investment in Redfield.

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

The Company has begun the project engineering and permitting process of the Redfield retrofit. As of March 31, 2012, the Company has incurred $0.1 million in costs for the retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheet in deposits and other assets.

11. Stock-Based Compensation

The Company records expense during the vesting period for share-based payment awards granted to employees and non-employees. The following table sets forth the Company’s stock-based compensation expense (in thousands).

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		To
	2012	2011	March 31, 2012
Stock options issued to employees and board members
Research and development	$158	$90	$1,468
Selling, general and administrative	555	249	5,001

Stock options issued to non-employees
Research and development	11	69	347
Selling, general and administrative	—	—	164

Restricted stock issued to employees and board members
Research and development	481	3	670
Selling, general and administrative	276	13	699

Restricted stock issued to non-employees
Research and development	—	25	285

Employee Stock Purchase Plan
Research and development	11	—	34
Selling, general and administrative	11	—	42

Warrant issued to CDP
Selling, general and administrative	2,616	872	13,955

Non-cash stock-based compensation	4,119	1,321	22,665

Modified stock option awards
Selling, general and administrative	659	—	1,269

Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	74	74	1,144

Cash stock-based compensation	733	74	2,413

Total stock-based compensation	$4,852	$1,395	$25,078

12. Stockholders’ Equity

The Company currently grants share-based payment awards under the Gevo, Inc. 2010 Stock Incentive Plan (“2010 Plan”) which was approved by its stockholders in February 2011. The Company has reserved 2,576,989 shares of common stock for issuance under the 2010 Plan and there were 1,080,870 shares and 1,665,802 shares available for grant as of March 31, 2012 and December 31, 2011, respectively.

13. Commitments and Contingencies

Legal Matters – On January 14, 2011, Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP Biofuels North America LLC and E. I. DuPont de Nemours and Co. (“DuPont”), filed a complaint (the “Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, the Company filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

On August 11, 2011, Butamax amended the Complaint to include allegations that the Company is infringing one or more claims made in U.S. Patent No. 7,993,889 (the “’889 Patent”), also entitled “Fermentive Production of Four Carbon Alcohols” (the “Amended Complaint”). The ’889 Patent, which has been assigned to Butamax, claims methods for producing isobutanol using certain recombinant yeast microorganisms expressing an engineered isobutanol biosynthetic pathway. On September 22, 2011, Butamax filed a motion requesting a preliminary injunction with respect to the alleged infringement of the ’899 Patent. The Company believes that the Amended Complaint is without merit and will continue to aggressively defend its freedom to operate.

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

On January 24, 2012, the Company filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “’808 Patent”) entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ’808 Patent claims methods to produce a C3-C6 alcohol—for example, isobutanol—through fermentation and to recover that alcohol from the fermentation medium. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On March 12, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00298-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorneys’ fees. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

On March 13, 2012, the Company filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00301-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,133,715, entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol” (the “’715 Patent”). The ’715 Patent claims recombinant microorganisms, including yeast, with modifications for the improved production of isobutanol. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 10, 2012, the Company filed a complaint (the “Gevo Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00448-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,153,415 (the “’415 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’415 Patent claims technology which eliminates two pathways that compete for isobutanol pathway intermediates in yeast. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 17, 2012, the Company amended the Gevo Complaint to include allegations that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,158,404 (the “’404 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’404 Patent claims the elimination of an important enzyme pathway in isobutanol-producing yeast. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

Due to the very early stage of this litigation, the Company has determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time.

Guarantees and Indemnifications – In the ordinary course of its business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. The Company believes the fair value of these indemnification agreements is minimal and, as such, has not recorded any liability for these indemnities in the consolidated balance sheets.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

14. Fair Value Measurements

Accounting standards define fair value, outline a framework for measuring fair value, and detail the required disclosures about fair value measurements. Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. Standards establish a hierarchy in determining the fair market value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. Standards require the utilization of the highest possible level of input to determine fair value.

Level 1 – inputs include quoted market prices in an active market for identical assets or liabilities.

Level 2 – inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

Level 3 – inputs are unobservable and corroborated by little or no market data.

The carrying value of cash and cash equivalents, receivables, and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

Based on borrowing rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, the carrying value of the Company’s debt obligations approximate their fair value. The fair value of the Company’s debt obligations was based upon Level 3 inputs.

The fair value of the Company’s derivative instruments are derived based upon a market approach. The fair value of exchange-traded derivative instruments was $0.1 million and $(0.2) million at March 31, 2012 and December 31, 2011, respectively, and is based on Level 1 inputs using quoted market prices. The fair value of forward purchase contracts for corn was $(47,000) and $(15,000) at March 31, 2012 and December 31, 2011, respectively, based upon Level 2 inputs being the price at the delivery location adjusted for basis differentials, counterparty credit quality, the effect of the Company’s own credit worthiness, the time value of money and/or the liquidity of the market.

At March 31, 2012 and December 31, 2011, there were no transactions measured at fair value on a nonrecurring basis.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

15. Information on Business Segments

The Company’s chief operating decision maker is provided with and reviews the financial results of each of the Company’s consolidated legal entities, Gevo, Gevo Development, and Agri-Energy. The Company organizes its business segments based on the nature of the products and services offered through each of the Company’s consolidated legal entities. All revenue is earned, and all assets are held, in the U.S. The financial results of Gevo Development and Agri-Energy have been aggregated in the following table as this segment is currently responsible for the production of ethanol and related products and will be responsible for isobutanol and related products.

	Three Months Ended March 31,
	2012	2011
Revenues:
Gevo	$614	$172
Gevo Development / Agri-Energy	14,258	15,109

Consolidated	$14,872	$15,281

Operating income (loss):
Gevo	$(17,211)	$(7,999)
Gevo Development / Agri-Energy	(1,009)	(413)

Consolidated	$(18,220)	$(8,412)

Interest expense:
Gevo	$286	$379
Gevo Development / Agri-Energy	801	513

Consolidated	$1,087	$892

Depreciation Expense:
Gevo	$266	$501
Gevo Development / Agri-Energy	522	512

Consolidated	$788	$1,013

Acquisitons of plant, property and equipment:
Gevo	$654	$317
Gevo Development / Agri-Energy	7,391	488

Consolidated	$8,045	$805

	March 31,	December 31,
	2012	2011
Total assets:
Gevo	$90,810	104,843
Gevo Development / Agri-Energy	72,055	66,304
Intercompany eliminations	(34,890)	(38,117)

Consolidated	$127,975	$133,030

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation our Annual Report on Form 10-K for the year ended December 31, 2011, as amended (our “Annual Report”), including the disclosures made in Part I, Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included in Part II, Item 8 “Financial Statements and Supplementary Data”, and the disclosures made in Part II, Item 1A “Risk Factors” of this Report.

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

In September 2009, Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) to develop isobutanol production assets using the Gevo Integrated Fermentation Technology® (“GIFT®”). Gevo Development has a flexible business model and aims to secure access to existing ethanol capacity either through joint venture, tolling arrangements or direct acquisition.

For financial reporting purposes, we have determined that we have two operating segments. Our Gevo, Inc. segment is responsible for all research and development activities related to the future production of isobutanol, maintaining and protecting our intellectual property portfolio, developing future markets for our isobutanol and providing corporate oversight services. Our second segment is comprised of Gevo Development and Agri-Energy, LLC (“Agri-Energy”) which is currently responsible for the production of ethanol and related products.

At March 31, 2012, we are considered to be in the development stage as our primary activities, since incorporation, have been conducting research and development, business development, business and financial planning, establishing our facilities, recruiting personnel and raising capital. Successful completion of our research and development program, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete our development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for our products and services, and attracting and retaining qualified personnel.

Agri-Energy Acquisition

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy Facility”), that we are currently retrofitting to produce isobutanol. We project capital costs for the retrofit of the Agri-Energy Facility to be approximately $22 million, which includes equipment necessary in order to switch between ethanol and isobutanol production plus additional capital which will be used to increase the potential production capacity of the Agri-Energy Facility. In addition to the retrofit of the Agri-Energy Facility to produce isobutanol, in July 2011 we made the strategic decision to invest in an enhanced yeast seed train at the facility to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants, maintain direct oversight over our yeast material and provide on-site yeast production. We estimate capital costs for the enhanced yeast seed train to be approximately $10 million. We expect to begin commercial production of isobutanol at the Agri-Energy Facility by June 30, 2012. However, if we encounter unexpected production challenges during start-up of isobutanol production, we have designed the retrofit such that we believe we will be able to switch between isobutanol and ethanol production. We believe the ability to switch between isobutanol and ethanol production mitigates, depending on market conditions, certain significant risks associated with start-up operations for isobutanol production.

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

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

We currently derive revenue from the sale of ethanol, distiller’s grains and other products produced as part of the ethanol production process and we expect that we will continue to record revenue from these sources during the period of the retrofit of the Agri-Energy Facility to isobutanol production.

Our grant and research and development program revenue consists of the following: (i) revenues relating to government research grants and cooperative agreements; (ii) research services; and (iii) the procurement of our products for purposes of certification and testing.

Cost of Goods Sold and Gross Margin

Our cost of goods sold includes costs directly associated with our ethanol production process such as costs for direct materials, direct labor and certain plant overhead costs. Direct materials consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in the operation of the Agri-Energy Facility. Plant overhead costs primarily consist of plant utilities and plant depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. We purchase natural gas to power steam generation in the ethanol production process and to dry the distiller’s grains. We enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold also includes gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts. See discussion of accounting for derivatives below under the heading “Critical Accounting Policies and Estimates.”

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

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, corporate insurance costs, occupancy-related costs, depreciation and amortization expenses on property, plant and equipment not used in our product development programs or recorded in cost of goods sold, travel and relocation and hiring expenses. Following completion of our initial public offering in February 2011, we experienced a significant increase in certain selling, general and administrative expenses, such as additional compliance costs to operate as a public company. We expect to continue to incur these costs to comply with the corporate governance, internal control and similar requirements applicable to public companies, as well as increased costs for insurance, costs related to the hiring of additional personnel and payment to outside consultants, attorneys and accountants.

We also record selling, general and administrative expenses for the operations of the Agri-Energy Facility that include administrative and oversight, labor, insurance and other operating expenses.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries, Gevo Development and Agri-Energy. The preparation of our unaudited consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to: (i) stock-based compensation; (ii) revenue recognition; (iii) cost of goods sold and derivatives; and (iv) impairment of long-lived assets. Except as noted below, our critical accounting estimates and policies have not changed from those reported under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report.

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

We enter into forward purchase contracts for corn to be used in the production of ethanol. During 2011 we used the “normal purchases and normal sales scope exception” guidance of US GAAP for our forward purchase contracts and, as a result, they were not marked to market during 2011. To qualify for the normal purchases and normal sales scope exception, a contract must provide for the purchase or sale of commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. For new contracts entered into beginning January 1, 2012, we did not apply the “normal purchases and normal sale scope exception” to our forward purchase contracts and, as a result, we began to record forward purchase contracts at fair value. The changes in fair value associated with our forward purchase contracts which have been included as a component of cost of goods sold in our consolidated statements of operations were not material during the three months ended March 31, 2012.

We also enter into exchange-traded futures contracts for corn as a means of managing exposure to changes in corn prices. These contracts are recorded as a derivative asset or liability on our consolidated balance sheets at fair value. Changes in the fair value during a reporting period are recognized as cost of goods sold in our consolidated statements of operations.

Both our forward purchase and exchange-traded futures contracts are considered to be derivatives and they do not include any credit risk related contingent features. We have not entered into these derivative financial instruments for trading or speculative purposes, and we have not designated any of our derivatives as hedges for financial accounting purposes.

Result of Operations

Comparison of the three months ended March 31, 2012 and 2011 (in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Revenue and cost of goods sold
Ethanol sales and related products, net	$14,258	$15,109	$(851)	(6%)
Grant and research and development program revenue	614	172	442	257%

Total revenues	14,872	15,281	(409)	(3%)

Cost of goods sold	15,010	15,193	(183)	(1%)

Gross (loss) margin	(138)	88	(226)	(257%)

Operating expenses
Research and development	4,955	3,266	1,689	52%
Selling, general and administrative	13,127	5,234	7,893	151%

Total operating expenses	18,082	8,500	9,582	113%

Loss from operations	(18,220)	(8,412)	(9,808)	117%

Other (expense) income
Interest and other expense	(1,087)	(892)	(195)	22%
Interest and other income, net	—	21	(21)	(100%)

Total other expense	(1,087)	(871)	(216)	25%

Net loss	(19,307)	(9,283)	(10,024)	108%

Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	—	(1,094)	1,094	(100%)

Net loss attributable to Gevo, Inc. common stockholders	$(19,307)	$(10,377)	$(8,930)	86%

Revenues – The decrease in ethanol sales and related products during the three months ended March 31, 2012 primarily resulted from decreases in the market price of ethanol during the first quarter of 2012.

The increase in grant and research and development program revenue primarily resulted from an increase of $0.4 million in revenue from our agreements with the U.S. Air Force and The Coca-Cola Company.

Cost of goods sold and gross margin – Our cost of goods sold decreased $0.2 million during the first quarter of 2012 primarily as a result of changes in the fair value of our derivatives and lower prices of natural gas, partially offset by increases in the price of corn during the three months ended March 31, 2012 compared with the same period in 2011. Primarily as a result of the decreased revenue noted above, we reported a gross loss of $0.1 million for the first quarter of 2012 compared to a gross profit of $0.1 million for the first quarter of 2011.

Research and development – The increase in research and development expenses during the three months ended March 31, 2012 primarily resulted from the following increases: (i) $0.8 million in salary and compensation related expenses due to our increased headcount in support of retrofit activities for the initial production of isobutanol at our Agri-Energy Facility scheduled to commence before June 30, 2012; (ii) $0.5 million in stock-based compensation expense which primarily resulted from restricted stock awards granted during the fourth quarter of 2011 that fully vest upon successful start-up of Agri-Energy Facility to isobutanol production by June 30, 2012; and (iii) $0.5 million in other research and development costs which includes lab supplies, consulting costs and operating expenses associated with our demonstration plant near Houston, Texas. These increases partially were offset by a decrease of $0.2 million in depreciation expense associated with our demonstration plant in St. Joseph, Missouri, which became fully depreciated during the fourth quarter of 2011.

Selling, general and administrative – The increase in selling, general and administrative expenses during the three months ended March 31, 2012 primarily resulted from the following increases: (i) $3.0 million in stock-based compensation due in part to a $2.6 million expense resulting from the accelerated vesting of warrants upon the departure of two of our Executive Vice Presidents, who were also the co-managing directors of Gevo Development; (ii) $2.6 million in legal-related expenses; (iii) $1.5 million in salary and compensation related expenses, including severance related expenses due to the departure of two of our Executive Vice Presidents and from our increased headcount; and (iv) $0.5 million in other general and administrative expenses which is primarily attributable to corporate development costs, relocation and recruiting fees and public relations expenses.

Interest and other expense – Interest expense increased during the three months ended March 31, 2012 primarily due to interest incurred on our debt that was issued in October 2011 and January 2012.

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock – We incurred a deemed dividend—amortization of beneficial conversion feature on our Series D-1 preferred stock of $1.1 million during the three months ended March 31, 2011 related to our issuance of our Series D-1 preferred stock between March and May of 2010. Upon the closing of our initial public offering on February 14, 2011, all outstanding shares of our preferred stock, including our Series D-1 preferred stock, were automatically converted into shares of common stock. Following the closing of our initial public offering, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock has been recorded.

Liquidity and Capital Resources

On February 14, 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110.4 million, after deducting underwriting discounts and commissions and other offering costs.

From inception to March 31, 2012, we have funded our operations primarily through the sale of preferred equity securities, borrowings under our secured debt financing arrangements, revenues earned and the net proceeds from our initial public offering. To date, we have not generated significant revenues from the sale of isobutanol.

As of March 31, 2012, our cash and cash equivalents totaled $73.6 million. Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents on hand at March 31, 2012, combined with anticipated funding from future financings, will provide funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. In anticipation of future financings, we have filed a Form S-3, as amended, with the SEC which is pending SEC approval.

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

We will require additional funding to achieve our goal of producing and selling approximately 350 million gallons of isobutanol in 2015.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(16,897)	$(10,604)
Net cash used in investing activities	(8,094)	(805)
Net cash provided by financing activities	4,388	112,618

Operating Activities

Our primary uses for cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements, for licensing of technology and for the operation of our demonstration production facilities.

During the three months ended March 31, 2012, we used $16.9 million in cash from operating activities primarily resulting from the following: (i) net loss of $14.2 million excluding the impact of $5.1 million in non-cash expenses; (ii) $1.6 million increase in inventory as we increased our corn levels from 389,000 bushels at December 31, 2011 to 639,000 bushels at March 31, 2012; and (iii) a $0.8 million reduction in our accounts payable and accrued liabilities. Non-cash expenses were comprised of $4.1 million in stock-based compensation, including $2.6 million related to the accelerated vesting of previously granted warrants to the co-managing directors of Gevo Development, who were also Executive Vice Presidents of Gevo whose employment with us was terminated on March 23, 2012; $0.8 million of depreciation and amortization expense and $0.2 million in non-cash interest expense and change in fair value of derivative instruments.

Cash used in operating activities of $10.6 million for the three months ended March 31, 2011 reflected our net loss of $9.3 million and changes in operating assets and liabilities of $3.8 million, partially offset by non-cash charges totaling $2.5 million. Non-cash charges primarily included depreciation and amortization of $1.0 million, stock-based compensation of $1.3 million and non-cash interest expense and amortization of debt discounts of $0.2 million, which were partially offset by a gain in derivative assets of $0.1 million. The net use of cash from our operating assets and liabilities of $3.8 million primarily reflected an increase in inventories at Agri-Energy due to increases in the cost of corn and bushels on hand and a decrease in the corn payable account at Agri-Energy as suppliers opted to defer payments for corn delivered in 2010 until the first quarter of 2011.

Investing Activities

During the three months ended March 31, 2012, we used $8.1 million in cash from investing activities primarily due to the acquisition of $8.0 million in property and equipment, which includes $7.2 million associated with our ongoing retrofit of the Agri-Energy Facility to isobutanol production which is recorded as construction in progress.

During the three months ended March 31, 2011, cash used in investing activities was $0.8 million for capital expenditures, including $0.4 million relating to our retrofit of the Agri-Energy Facility to isobutanol production which is recorded as construction in progress.

Financing Activities

During the three months ended March 31, 2012, we generated $4.4 million in cash from financing activities primarily resulting from the following: (i) $4.9 million borrowed under Agri-Energy’s amended and restated loan and security agreement (the “Amended Agri-Energy Loan Agreement”) with TriplePoint Capital LLC (“TriplePoint”), net of issue costs; and (ii) $0.1 million from the exercise of stock options. The proceeds from the Amended Agri-Energy Loan Agreement were directed to the continued retrofit of our Agri-Energy Facility. Partially offsetting these sources of cash was $0.5 million in principal payments on our secured debt and a $0.1 million deposit provided to TriplePoint.

During the three months ended March 31, 2011, cash provided by financing activities was $112.6 million, primarily due to the net proceeds from our initial public offering, after deducting underwriting discounts and commissions and other offering expenses paid during the three months ended March 31, 2011, less principal repayments of $0.5 million on our debt with Lighthouse Capital Partners V, LP. (“Lighthouse”).

Agri-Energy Acquisition

In September 2010, we acquired the Agri-Energy Facility that we are currently retrofitting to produce isobutanol. We project capital costs for the retrofit of the Agri-Energy Facility to be $22.0 million, which includes equipment necessary in order to switch between ethanol and isobutanol production plus additional capital which will be used to increase the potential production capacity of the facility. In addition to the retrofit of the Agri-Energy Facility to produce isobutanol, in July 2011 we made the strategic decision to invest in an enhanced yeast seed train at the facility to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants, maintain direct oversight over our yeast material and provide on-site yeast production. We estimate capital costs for the enhanced yeast seed train to be approximately $10.0 million. We expect to begin commercial production of isobutanol at the Agri-Energy Facility by June 30, 2012. While we believe we will have the ability to reverse the retrofit and switch between ethanol and isobutanol production, there is no guarantee that this will be the case and it is not our intent to do so.

Redfield Energy, LLC

On June 15, 2011, we entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”) and executed the second amended and restated operating agreement of Redfield (together, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, we have agreed to work with Redfield to retrofit Redfield’s approximately 50 MGPY ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”) for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to our wholly-owned subsidiary, Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate consolidating Redfield’s operations because we anticipate we will control the activities that are most significant to the entity.

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

Gevo Development, or one of its affiliates, will be the exclusive marketer of all products produced by the Redfield Facility once commercial production of isobutanol at the Redfield Facility has begun. Additionally, we will license the technology necessary to produce isobutanol at the Redfield Facility to Redfield, subject to the continuation of the marketing arrangement described above. In the event that the isobutanol production technology fails or Redfield is permanently prohibited from using such technology, we will forfeit the Class G Units and lose the value of our investment in Redfield.

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

We have begun the project engineering and permitting process of the retrofit of the Redfield Facility. As of March 31, 2012, we have incurred $0.1 million in planning-related costs for the retrofit of the Redfield Facility, which has been recorded on our balance sheet in deposits and other assets.

Cargill, Incorporated

During February 2009, we entered into a license agreement with Cargill, Incorporated (“Cargill”) to obtain certain biological materials and license patent rights to use yeast biocatalyst owned by Cargill. Under the agreement, Cargill has granted us an exclusive, royalty-bearing license, with limited rights to sublicense, to use the patent rights in a certain field, as defined in the agreement. The agreement contains five milestone payments totaling approximately $4.3 million that are payable after each milestone is completed.

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment is being paid over a period greater than twelve months from the date that it was incurred. Milestones number four and five included in the license agreement representing potential payments of up to $1.5 million have not been met as of March 31, 2012 and no amount has been recorded as a liability for these milestones. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under this agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

On July 29, 2011, we entered into an international off-take and distribution agreement with Sasol Chemical Industries Limited (“Sasol”) to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon our first commercial sale of high-purity isobutanol, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay us applicable shortfall fees and we are obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of March 31, 2012.

Secured Long-Term Debt

Lighthouse Loan and Security Agreement. On December 18, 2006, we entered into a loan and security agreement, as amended, with Lighthouse. As of March 31, 2012, our outstanding principal balance on our loan with Lighthouse was $0.7 million. The promissory note bears interest at a rate of 12% per annum.

Under the terms of the loan agreement, we are prohibited from granting a security interest in our intellectual property assets to any other entity until Lighthouse is paid in full, and Lighthouse maintains a security interest in the assets, including equipment and fixtures, financed by the proceeds of each original loan advance made under the loan agreement until such time as the loan is paid in full. The Lighthouse agreement does not contain financial ratio covenants, but does impose certain affirmative and negative covenants, which include prohibiting us from paying any dividends or distributions or creating any liens against the collateral as defined in the agreement, as amended. We cannot borrow any further amounts under our agreement with Lighthouse. At March 31, 2012, we were in compliance with the Lighthouse debt covenants.

Gevo Loan Agreement. In August 2010, concurrent with the execution of the agreement to acquire Agri-Energy, we entered into a loan and security agreement with TriplePoint (the “Gevo Loan Agreement”), pursuant to which we borrowed $5.0 million. The Gevo Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default, including, disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, or acquiring or merging with another entity, excluding Agri-Energy, unless we receive the prior approval of TriplePoint. The aggregate amount outstanding under the Gevo Loan Agreement bears interest at a rate equal to 13%, is subject to an end-of-term payment equal to 8% of the amount borrowed and is secured by substantially all of the assets of Gevo, Inc., other than our intellectual property. This loan is also secured by substantially all of the assets of Agri-Energy. Additionally, under the terms of each of (i) the Gevo Loan Agreement and (ii) Gevo, Inc.’s guarantee of Agri-Energy’s obligations under the Original Agri-Energy Loan Agreement described below, we are prohibited from granting a security interest in our intellectual property assets to any other entity until both TriplePoint loans are paid in full. The loan matures on August 31, 2014, and provides for interest-only payments during the first 24 months. An additional interest-only period of six months may be elected in the event that we begin producing isobutanol at our Agri-Energy Facility by June 30, 2012. At March 31, 2012, we were in compliance with the debt covenants under the Gevo Loan Agreement.

Original Agri-Energy Loan Agreement. In August 2010, Gevo Development borrowed $12.5 million from TriplePoint to finance its acquisition of Agri-Energy. In September 2010, upon completion of the acquisition, the loan and security agreement was amended to make Agri-Energy the borrower under the facility. This loan and security agreement (the “Original Agri-Energy Loan Agreement”) includes customary affirmative and negative covenants for agreements of this type and events of default. The aggregate amount outstanding under the Original Agri-Energy Loan Agreement bears interest at a rate equal to 13% and is subject to an end-of-term payment equal to 8% of the amount borrowed. The loan is secured by the equity interests of Agri-Energy held by Gevo Development and substantially all the assets of Agri-Energy. The loan matures on September 1, 2014, and provides for interest-only payments during the first 24 months. An additional interest-only period of six months may be elected in the event that we begin producing isobutanol at our Agri-Energy Facility by June 30, 2012. The loan is guaranteed by Gevo, Inc. pursuant to a continuing guaranty executed by Gevo, Inc. in favor of TriplePoint, which is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property. At March 31, 2012, we were in compliance with the debt covenants under the Original Agri-Energy Loan Agreement.

Amended Agri-Energy Loan Agreement. In October 2011, Agri-Energy entered into an amended and restated loan and security agreement (the “Amended Agri-Energy Loan Agreement”) with TriplePoint which amends and restates the Original Agri-Energy Loan Agreement. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The Amended Agri-Energy Loan Agreement provides Agri-Energy with additional term loan facilities of up to $15.0 million (the “New Loan”) (which amount is in addition to the existing $12.5 million term loan provided under the Original Agri-Energy Loan Agreement, which term loan remains in place under the Amended Agri-Energy Loan Agreement), the proceeds of which will be used to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. The loan matures on October 31, 2015 with the last monthly amortization payment due on the date of such advance. The aggregate amount outstanding under the New Loan bears interest at a rate of 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed. The New Loan provides for interest-only payments through July 1, 2012 and an additional interest-only period of six months on the New Loan may be elected in the event that we have received net offering proceeds of at least $75.0 million from one or more secondary equity offerings by June 30, 2012. Any borrowings under the New Loan that are in excess of 50% of the amount incurred for the retrofit the Agri-Energy Facility must be immediately repaid to TriplePoint.

On October 20, 2011, Agri-Energy borrowed $10.0 million under the Amended Agri-Energy Loan Agreement. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under this facility, bringing the total borrowed under the New Loan at March 31, 2012 to $15.0 million. Upon our request and the additional approval of TriplePoint, we may borrow an additional $5.0 million under the Amended Agri-Energy Loan Agreement increasing the maximum size of the New Loan to $20.0 million. At March 31, 2012, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

The Amended Agri-Energy Loan Agreement provides that Agri-Energy will secure all of its obligations under the Amended Agri-Energy Loan Agreement and any other loan documents by granting to TriplePoint a security interest in and lien upon all or substantially all of its assets. Gevo, Inc. has guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint, which secures its guarantee of Agri-Energy’s obligations (including up to $32.5 million in term loans) under the Amended Agri-Energy Loan Agreement.

Additionally, concurrent with the execution of the Amended Agri-Energy Loan Agreement, we entered into a warrant agreement with TriplePoint pursuant to which TriplePoint is entitled to purchase up to 188,442 shares of our common stock on the terms and subject to the conditions set forth in the warrant agreement, at a price per share of $7.96, subject to adjustment. The warrants may be exercised until October 20, 2018.

Contractual Obligations and Commitments

Our contractual obligations have not changed materially from those reported under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any relationships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rates and commodity prices as of December 31, 2011, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at March 31, 2012.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Matters – On January 14, 2011, Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP Biofuels North America LLC and E. I. DuPont de Nemours and Co. (“DuPont”), filed a complaint (the “Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, we filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

On August 11, 2011, Butamax amended the Complaint to include allegations that we are infringing one or more claims made in U.S. Patent No. 7,993,889 (the “’889 Patent”), also entitled “Fermentive Production of Four Carbon Alcohols” (the “Amended Complaint”). The ’889 Patent, which has been assigned to Butamax, claims methods for producing isobutanol using certain recombinant yeast microorganisms expressing an engineered isobutanol biosynthetic pathway. On September 22, 2011, Butamax filed a motion requesting a preliminary injunction with respect to the alleged infringement of the ’899 Patent. We believe that the Amended Complaint is without merit and will continue to aggressively defend our freedom to operate.

On September 13, 2011, we filed an answer to the Amended Complaint in which we asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375, entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376, entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids,” both of which were recently awarded to us by the United States Patent and Trademark Office. The counterclaim seeks a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On January 24, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “’808 Patent”) entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ’808 Patent claims methods to produce a C3-C6 alcohol—for example, isobutanol—through fermentation and to recover that alcohol from the fermentation medium. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On March 12, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00298-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorneys’ fees. We believe that we have meritorious defenses to these claims and intend to vigorously defend this lawsuit.

On March 13, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00301-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,133,715, entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol” (the “’715 Patent”). The ’715 Patent claims recombinant microorganisms, including yeast, with modifications for the improved production of isobutanol. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 10, 2012, we filed a complaint (the “Gevo Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00448-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,153,415 (the “’415 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’415 Patent claims technology which eliminates two pathways that compete for isobutanol pathway intermediates in yeast. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 17, 2012, we amended the Gevo Complaint to include allegations that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,158,404 (the “’404 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’404 Patent claims the elimination of an important enzyme pathway in isobutanol-producing yeast. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

Due to the very early stage of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time.

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

We have incurred net losses since our inception, including losses of $19.3 million, $48.2 million, $40.1 million, $19.9 million in the three months ended March 31, 2012 and fiscal years ended December 31, 2011, 2010 and 2009, respectively. As of March 31, 2012, we had an accumulated deficit of $153.9 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues have been extremely limited and we have not generated significant revenues from the sale of isobutanol. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. Since the completion of our acquisition of Agri-Energy in September 2010, we have generated revenue from the sale of ethanol and related products, and we expect to continue to generate revenue from the sale of all such products that are produced prior to the completion of the retrofit of the Agri-Energy Facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements, our revenues could be adversely affected. Furthermore, we expect to spend significant amounts on further development of our technology, acquiring or otherwise gaining access to ethanol plants and retrofitting them for isobutanol production, marketing, general and administrative expenses associated with our planned growth and management of operations as a public company. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

In particular, over time, the costs of our litigation with Butamax Advanced Biofuels LLC (a joint venture between BP p.l.c. (“BP”) and E. I. du Pont de Nemours and Company, “Butamax”), may become significant (as described further under the heading “Legal Proceedings” in Part II, Item 1 of this Report). As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during this period, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our planned retrofits of the ethanol production facilities in Luverne, Minnesota and Redfield, South Dakota will be our first commercial retrofits, and, as a result, our production of isobutanol could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In September 2010, we acquired ownership of an ethanol production facility, the Agri-Energy Facility in Luverne, Minnesota, and in June 2011, we acquired access to a second ethanol production facility, the Redfield Facility in Redfield, South Dakota, pursuant to our joint venture with Redfield. We intend to retrofit both facilities to produce isobutanol. Cost overruns or other unexpected difficulties could cause the retrofits to cost more than we anticipate, which could increase our need for such funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our initial commercial production of isobutanol. If additional funding is not available to us, or not available on terms acceptable to us, it could force us to use significantly more of our own funds than planned, limiting our ability to acquire access to or retrofit additional ethanol plants. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, such as if Butamax is successful in its lawsuits alleging that we are infringing its patents for the production of isobutanol using certain microbial host cells.

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending against two lawsuits filed by Butamax, one which alleges that we have infringed two patents for certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells and another which alleges that we have infringed one patent covering a modified Pseudomonas KARI enzyme.

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

While we remain a development stage company, Agri-Energy operates a commercial ethanol facility in Luverne, Minnesota, which currently generates revenues from sales of ethanol. There is no guarantee that we will be able to maintain Agri-Energy’s historical levels of revenue or results from operations. The retrofit of the Agri-Energy Facility to produce isobutanol is underway and we project completing the retrofit by June 30, 2012. Our future profitability depends on our ability to produce and market isobutanol, not on continued production and sales of ethanol. Because the risks involved in our isobutanol production are different from those involved with operating an ethanol production facility, Agri-Energy’s financial results prior to the completion of the planned retrofit to isobutanol production will not be a reliable indicator of our future earnings potential. Furthermore, our planned retrofit will require a significant amount of time. While we believe the facility will be able to continue ethanol production during most of the modification and retrofit process, there is no guarantee that this will be the case and we may need to significantly reduce or halt ethanol production during the modification and/or retrofit. In addition, the retrofit of the Agri-Energy Facility will be subject to the risks inherent in the build-out of any manufacturing facility, and we may not be able to produce isobutanol at the volumes, rates and costs we expect following the retrofit. While we believe we will have the ability to reverse the retrofit and switch between ethanol and isobutanol production, the Agri-Energy Facility may fail to perform as expected following completion of the retrofit. If we are unable to continue ethanol production during the modification and/or retrofit process or if we are unable to produce isobutanol at the volumes, rates and costs we expect and are unable to switch back to ethanol production, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

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

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced commercial volumes of isobutanol. While we have produced isobutanol using our biocatalysts at the demonstration facility, such production was not at full scale. We have focused the majority of our research and development efforts on producing isobutanol from dextrose and challenges remain in achieving substantial production volumes with other sugars, like corn mash. The risk of contamination and other problems rise as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have never sourced large quantities of feedstocks and we have no experience storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

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

Our strategy currently includes accessing and retrofitting, either independently or with potential development partners, existing ethanol facilities for the production of large quantities of isobutanol for commercial distribution and sale. We have acquired one 22 MGPY ethanol production facility and we have acquired access to one 50 MGPY ethanol production facility pursuant to our joint venture with Redfield. We plan to acquire additional production capacity to enable us to produce and sell approximately 350 MGPY of isobutanol in 2015. We may not find development partners with whom we can implement this growth strategy, and we may not be able to identify facilities suitable for joint venture, acquisition or lease. Even if we successfully identify a facility suitable for efficient retrofitting, we may not be able to acquire access to such facility in a timely manner, if at all. The owners of the ethanol facility may reach an agreement with another party, refuse to consider a joint venture, acquisition or lease, or demand more or different consideration than we are willing to provide. In particular, if the profitability of ethanol production increases, plant owners may be less likely to consider modifying their production, and thus may be less willing to negotiate with us or agree to allow us to retrofit their facilities for isobutanol production. We may also find that it is necessary to offer special terms, incentives and/or rebates to owners of ethanol facilities that allow us to access and retrofit their facilities before our production technology has been proven on a commercial scale. Even if the owners of a facility are interested in reaching an agreement that grants us access to the plant, negotiations may take longer, or cost more, than we expect, and we may never achieve a final agreement. Further we may not be able to raise capital on acceptable terms, or at all, to finance our joint venture, acquisition, participation or lease of facilities. Even if we are able to access and retrofit several facilities, we may fail to access enough capacity to be commercially viable or meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to pay certain shortfall fees if we are not able to supply Sasol with certain minimum quantities of product. Failure to acquire access to sufficient capacity in a timely manner and on favorable terms may slow or stop our commercialization process, which could have a material adverse effect on our business, financial condition and results of operations.

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

While we have succeeded, at the demonstration plant, in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield, we have not accomplished this in a commercial plant environment. We are currently optimizing our yeast biocatalyst in anticipation of its integration into commercial facilities, but this process, if it succeeds at all, may take longer or cost more than expected. Our yeast biocatalyst may not be able to meet the commercial performance targets at a commercial-scale retrofitted plant in a timely manner, or ever. In addition, the risk of contamination and other problems may increase at commercial-scale isobutanol production facilities which could negatively impact our cost of production. If we encounter difficulties in scaling up our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

Before any biofuel we produce receives a renewable identification number (“RIN”), we must register it with the EPA and receive approval that it meets specified regulatory requirements. Delay or failure in developing a fuel that meets the standards for advanced and cellulosic biofuels, or delays in receiving the desired RIN, will make our fuel less attractive to refiners, blenders, and other purchasers, which could harm our competitiveness.

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

Our isobutanol fermentation process utilizes a genetically modified organism which, when used in an industrial process, is considered a new chemical under the EPA’s Toxic Substances Control Act (“TSCA”). The TSCA requires us to comply with the EPA’s Microbial Commercial Activity Notice process to operate plants producing isobutanol using our biocatalysts. The TSCA’s new chemicals submission policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our isobutanol production.

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

We are in negotiations, facilitated by the Air Transport Association of America (“ATA”) with several major passenger and cargo airlines for potential commitments by several ATA member airlines to purchase jet fuel manufactured by third parties from our isobutanol. Jet fuels must meet various statutory and regulatory requirements before they may be used in commercial aviation. In the U.S., the use of specific jet fuels is regulated by the Federal Aviation Administration (“FAA”). Rather than directly approving specific fuels, the FAA certifies individual aircraft for flight. This certification includes authorization for an aircraft to use the types of fuels specified in its flight manual. To be included in an aircraft’s flight manual, the fuel must meet standards set by ASTM. The current ASTM requirements do not permit the use of jet fuel derived from isobutanol, and we will need to give ASTM sufficient data to justify creating a new standard applicable to our biojet fuel. Though our work testing isobutanol-based biojet fuel with the U.S. Air Force Research Laboratory has provided us with data we believe ASTM will take into consideration, the process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations will require the expenditure of substantial resources. Failure to obtain regulatory approval in a timely manner, or at all, could have a significant negative effect on our operations.

We may be unable to successfully negotiate final, binding terms related to our current non-binding isobutanol supply and distribution agreements, which could harm our commercial prospects.

We have engaged in negotiations with a number of companies, and have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including LANXESS, Toray Industries, United Airlines and TOTAL PETROCHEMICALS. However, as of March 31, 2012, we are not party to any final, definitive supply or distribution agreements for our isobutanol, other than our exclusive supply agreement with LANXESS, our international off-take and distribution agreement with Sasol, our commercial off-take agreement with Mansfield, and our contract from the Defense Logistics Agency. We may be unable to negotiate final terms with other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, as we have yet to produce or supply commercial volumes of isobutanol to any customer, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

In the fuel blendstock market, isobutanol can be used in conjunction with, or as a substitute for, ethanol and other widely-used fuel oxygenates and we believe our isobutanol will be physically compatible with typical gasoline engines. However, there is a risk that under actual engine conditions, isobutanol will face significant limitations, making it unsuitable for use in high percentage gasoline blends. Additionally, current regulations limit fuel blends to low percentages of isobutanol, and also limit combination isobutanol-ethanol blends. Government agencies may maintain or even increase the restrictions on isobutanol fuel blends. As we believe that the potential to use isobutanol in higher percentage blends than is feasible for ethanol will be an important factor in successfully marketing isobutanol to refiners, a low blend wall could significantly limit commercialization of isobutanol as a fuel blendstock.

Our isobutanol may be less compatible with existing refining and transportation infrastructure than we believe, which may hinder our ability to market our product on a large scale.

We developed our business model based on our belief that our isobutanol is fully compatible with existing refinery infrastructure. For example, when making isobutanol blends, we believe that gasoline refineries will be able to pump our isobutanol through their pipes and blend it in their existing facilities without damaging their equipment. If our isobutanol proves unsuitable for such handling, it will be more expensive for refiners to use our isobutanol than we anticipate, and they may be less willing to adopt it as a fuel blendstock, forcing us to seek alternative purchasers.

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

Most of the ethanol plants we initially plan to retrofit use dry-milled corn as a feedstock. We plan to sell, as animal feed, the iDGs™ left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs™ into animal feed through a self-assessed Generally Regarded As Safe (“GRAS”) process via third party scientific review. In order to improve the value of our iDGs™, we are also in the process of obtaining U.S. Food and Drug Administration (“FDA”) approval for the marketing of our iDGs™. We believe obtaining FDA approval will increase the value of our iDGs™ by offering customers of our iDGs™ further assurance of the safety of our iDGs™. FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. If FDA approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs™, our net cost of production will increase, which may hurt our operating results.

Our development strategy relies heavily on our relationship with ICM.

We rely heavily upon our relationship with ICM. In October 2008, we entered into a development agreement and a commercialization agreement with ICM. Pursuant to the terms of the development agreement, ICM engineers helped us install the equipment necessary to test and develop our isobutanol fermentation process at ICM’s one MGPY ethanol demonstration facility, and ICM agreed to assist us in running and maintaining the converted plant. We have been using the demonstration plant to improve our biocatalysts and to develop processes for commercial-scale production of isobutanol. Under the commercialization agreement, as amended, ICM serves as our exclusive engineering, procurement and construction (“EPC”) contractor for the retrofit of ethanol plants, and we serve as ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars. In August 2011, we entered into a work agreement with ICM. Pursuant to the terms of the work agreement, ICM will provide EPC services for the retrofit of ethanol plants.

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

To date, we have funded our operations primarily through equity offerings, including our initial public offering in February 2011, and borrowings under our secured debt financing arrangements. Based on our current plans and expectations, we will require additional funding to achieve our goal of producing and selling approximately 350 million gallons of isobutanol in 2015. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending against claims by others that we may be violating their intellectual property rights, including the current litigation with Butamax, may be significant. Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

•	the timing of, and costs involved in developing our technologies for commercial-scale production of isobutanol;

•	the timing of, and costs involved in accessing existing ethanol plants;

•	the timing of, and costs involved in retrofitting the plants we access with our technologies;

•	the costs involved in establishing an enhanced yeast seed train;

•	the cost of operating, maintaining and increasing production capacity of the retrofitted plants;

•	our ability to negotiate agreements supplying suitable biomass to our plants, and the timing and terms of those agreements;

•	the timing of, and the costs involved in developing adequate storage facilities for the isobutanol we produce;

•	our ability to gain market acceptance for isobutanol as a specialty chemical, gasoline blendstock and as a raw material for the production of hydrocarbons;

•	our ability to negotiate supply agreements for the isobutanol we produce, and the timing and terms of those agreements;

•	our ability to negotiate sales of our isobutanol for commercial-scale production of butenes and other industrially useful chemicals and fuels, and the timing and terms of those sales;

•	our ability to sell the iDGs™ left as a co-product of fermenting isobutanol from corn as animal feedstock;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale or issuance of equity, warrants or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. If we raise capital through debt financing, it may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our development and commercialization efforts.

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

The ethanol facilities we are retrofitting or plan to retrofit to produce isobutanol, including the Agri-Energy Facility in Luverne, Minnesota, and the Redfield Facility in Redfield, South Dakota, use significant amounts of natural gas to produce ethanol. After retrofit with our GIFT® technology, these facilities will continue to require natural gas to produce isobutanol. Accordingly, our business is dependent upon natural gas supplied by third parties. Should the price of natural gas increase, our performance could suffer. Likewise, disruptions in the supply of natural gas could have a material impact on our business and results of operations.

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

We sell distiller’s grains as a co-product from the production of ethanol at the Agri-Energy Facility in Luverne, Minnesota and we also plan to sell the iDGs™ that will be produced as a co-product of our commercial isobutanol production. Distiller’s grains and iDGs™ compete with other animal feed products, and decreases in the prices of these other products could decrease the demand for and price of distiller’s grains and iDGs™. Additionally, we have not yet produced commercial IDG’s and, as such, there is a risk our IDG’s may not meet market requirements. If the price of distiller’s grains and iDGs™ decreases or our IDG’s do not meet market requirements, our revenue from the sale of distiller’s grains and iDGs™ could suffer, which could have a material adverse effect on our financial condition.

To the extent that we produce ethanol at accessed plants before commencing isobutanol production, we will be vulnerable to fluctuations in the price of and cost to produce ethanol.

We believe that the ethanol production facilities we access will continue to produce ethanol during most of the retrofit process. In most cases, we expect to obtain income from this ethanol production. Our earnings from ethanol revenue will be dependent on the price of, demand for and cost to produce ethanol. Decreases in the price of ethanol, whether caused by decreases in gasoline prices, changes in regulations, seasonal fluctuations or otherwise, will reduce our revenues, while increases in the cost of production will reduce our margins. Many of these risks, including fluctuations in feedstock costs and natural gas costs, are identical to risks we will face in the production of isobutanol. To the extent that ethanol production costs increase or price decreases, earnings from ethanol production could suffer, which could have a material adverse effect on our business.

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

Additionally, like the ethanol facilities we plan to retrofit, our isobutanol plants will emit greenhouse gases. Any changes in state or federal emissions regulations, including the passage of cap-and-trade legislation or a carbon tax, could limit our production of isobutanol and iDGs™ and increase our operating costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of March 31, 2012, we exclusively licensed rights to 102 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 259 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only eight of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from potential passage of patent reform legislation by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that: (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) that competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

If any other party has filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference may result in the loss of certain claims. Even successful interference outcomes could result in significant legal fees and other expenses, diversion of management time and efforts and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

Our government grants are subject to uncertainty, which could harm our business and results of operations.

We have received various government grants, including a cooperative agreement, to complement and enhance our own resources. We may seek to obtain government grants and subsidies in the future to offset all or a portion of the costs of retrofitting existing ethanol manufacturing facilities and the costs of our research and development activities. We cannot be certain that we will be able to secure any such government grants or subsidies. Any of our existing grants or new grants that we may obtain may be terminated, modified or recovered by the granting governmental body under certain conditions.

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

We may face substantial competition in the markets for isobutanol, plastics, fibers, rubber, other polymers and hydrocarbon fuels. Our competitors include companies in the incumbent petroleum-based industry as well as those in the nascent biorenewable industry. The incumbent petroleum-based industry benefits from a large established infrastructure, production capability and business relationships. The incumbents’ greater resources and financial strength provide significant competitive advantages that we may not be able to overcome in a timely manner. Academic and government institutions may also develop technologies which will compete with us in the chemicals, solvents and blendstock markets.

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

In the production of other cellulosic biofuels, key competitors include Shell Oil Company, BP, DuPont-Danisco Cellulosic Ethanol LLC, Abengoa Bioenergy, S.A., POET, LLC, ICM, Mascoma Corporation, Range Fuels Inc. Inbicon A/S, INEOS New Planet BioEnergy LLC, Coskata, Inc., Archer Daniels Midland Company, BlueFire Ethanol, Inc., KL Energy Corporation, ZeaChem Inc., Iogen Corporation, Qteros, Inc., AE Biofuels, Inc. and many smaller start-up companies. If these companies are successful in establishing low cost cellulosic ethanol or other fuel production, it could negatively impact the market for our isobutanol as a gasoline blendstock.

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

Biofuels companies may also provide substantial competition in the hydrocarbon fuels market. With respect to production of renewable gasoline, biofuels competitors are numerous and include both large established companies and numerous startups. For example, Virent Energy Systems, Inc. has developed a process for making gasoline and gasoline blendstocks and Kior, Inc. has developed a technology platform to convert biomass into renewable crude oil. Many other competitors may do so as well. In the jet fuel market, we will face competition from companies such as Synthetic Genomics, Inc., Solazyme, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation that are pursuing production of jet fuel from algae-based technology. LS9, Inc. (“LS9”) and others are also targeting production of jet fuels from renewable biomass. We may also face competition from companies working to produce jet fuel from hydrogenated fatty acid methyl esters. In the diesel fuels market, competitors such as Amyris Inc. and LS9 have developed technologies for production of alternative hydrocarbon diesel fuel.

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

The terms of our loan and security agreements with Lighthouse Capital Partners V, L.P. (“Lighthouse”) and TriplePoint may restrict our ability to engage in certain transactions.

In December 2006, we entered into a loan and security agreement with Lighthouse and in August 2010, we entered into two loan and security agreements with TriplePoint: one in which we borrowed $5.0 million, and another in which our wholly owned subsidiary Gevo Development borrowed $12.5 million to finance its acquisition of Agri-Energy, each of which has since been amended. In October 2011, the Original Agri-Energy Loan Agreement was amended to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of Agri-Energy Facility to produce isobutanol. Pursuant to the terms of these loan and security agreements, we cannot engage in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of Lighthouse and/or TriplePoint. If Lighthouse and/or TriplePoint do not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan(s) in full. As of March 31, 2012, the aggregate outstanding principal and final payment under our loan from Lighthouse was approximately $0.7 million, and the aggregate outstanding principal and final payments under the loans from TriplePoint was approximately $34.8 million.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. We may have experienced one or more ownership changes in prior years, and the issuance of shares in connection with our initial public offering may itself have triggered an ownership change; hence our ability to utilize our net operating losses to offset income if we attain profitability may be limited. In addition, these loss carry-forwards expire at various times over the next 20 years. We believe that it is more likely than not that these carry-forwards will not result in any material future tax savings.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to evaluate and report on our internal control over financial reporting and have our chief executive officer and chief financial officer certify as to the accuracy and completeness of our financial reports. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of March 31, 2012. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning Our Stock

We are subject to anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of us. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws provide for a board of directors which is divided into three classes with staggered three-year terms, provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our board of directors may call a special meeting of the stockholders. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire the Company may be considered beneficial by some stockholders.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our officers, directors and existing stockholders who held at least 5% of our common stock as of March 31, 2012 together control approximately 73% of our outstanding common stock with a single stockholder (Khosla Ventures I, L.P. and its affiliates (“Khosla Ventures”)) controlling approximately 27% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our three largest stockholders as of March 31, 2012 beneficially own, collectively, approximately 47% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In addition, as of March 31, 2012, there were 3,501,805 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

The terms of our loan and security agreement with Lighthouse currently prohibits us from paying cash dividends on our common stock and we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. Under the terms of our Amended Agri-Energy Loan Agreement with TriplePoint, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement. Accordingly, even if we decide to pay cash dividends in the future, we may not be able to access cash generated by Agri-Energy if amounts are then outstanding pursuant to the Amended Agri-Energy Loan Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On February 14, 2011, we closed our initial public offering. The offer and sale of 8,222,500 shares of our common stock in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168792), which was declared effective by the SEC on February 8, 2011. The principal underwriters of the initial public offering were UBS Securities LLC, Piper Jaffray & Co. and Citigroup Global Markets Inc. We raised approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering costs of $4.3 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). Since April 1, 2011, the approximate point in time where we began to use cash from our initial public offering, we have used $39.6 million in cash for operations, including working capital needs, as well as $15.3 million in cash for acquisition of property, plant and equipment. We have and intend to continue to invest the remaining funds in demand deposit accounts or short-term investment-grade securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company did not repurchase any shares during the first quarter of 2012. Additionally, there were no sales of unregistered equity securities during the first quarter of 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10

		Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7

10.1	Amendment No. 1 to Employment Agreement, by and between Gevo, Inc. and Brett Lund, dated April 5, 2012.	8-K	001-35073	October 26, 2011	10.1

10.2†	Amended and Restated Commercialization Agreement, by and between Gevo, Inc. and ICM, Inc., dated August 11, 2011.					X

10.3	Amendment No. 2, effective as of December 7, 2011, to the Development Agreement, by and between Gevo, Inc. and ICM, Inc., dated October 16, 2008.					X

10.4	Amendment to Exclusive Supply Agreement, dated December 16, 2011, by and among Gevo, Inc., LANXESS Inc. and LANXESS Corporation, dated January 14, 2011.					X

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

101#	Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.					X

*	Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.

By:	/s/ MARK SMITH
Mark Smith Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 1, 2012