Form 10-Q/A
period 2012-03-31
Gevo, Inc.
filed 2012-08-03
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of July 31, 2012, 39,328,052 shares of the registrant’s common stock were outstanding.

Explanatory Note

Gevo, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Original Form 10-Q”). This Amendment is being filed solely to re-file Exhibit 10.2 (the “Exhibit”) to the Original Form 10-Q in response to comments the Company received from the Securities and Exchange Commission (the “SEC”) on a confidential treatment request the Company made for certain portions of the Exhibit. The Exhibit, as re-filed, includes certain portions that had previously been redacted pursuant to the Company’s request for confidential treatment. Nothing in the Form 10-Q is being amended other than the re-filing of the Exhibit as described above.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on May 2, 2012 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

Item 6. Exhibits.

The following documents are filed as part of this Amendment:

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

Date: August 3, 2012