Form 10-Q
period 2012-06-30
Gevo, Inc.
filed 2012-08-07
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, and for the period from June 9, 2005 (date of inception) to June 30, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and for the period from June 9, 2005 (date of inception) to June 30, 2012 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	66
Item 6.	Exhibits	66
	Signatures	69

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$38,602	$94,225
Accounts receivable	1,129	2,938
Inventories	2,855	3,814
Prepaid expenses and other current assets	1,152	1,283
Margin deposit	593	474

Total current assets	44,331	102,734

Property, plant and equipment, net	69,680	28,777
Debt and equity offering costs, net	2,011	1,017
Deposits and other assets	1,473	502

Total assets	$117,495	$133,030

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$20,214	$12,440
Current portion of secured debt, net of $1,148 and $969 discount at June 30, 2012 and December 31, 2011, respectively	12,158	3,491
Derivative liabilities	422	186

Total current liabilities [1]	32,794	16,117
Long-term portion of secured debt, net of $1,176 and $1,504 discount at June 30, 2012 and December 31, 2011, respectively	20,280	24,752
Other long-term liabilities	1,524	24

Total liabilities	54,598	40,893

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share; 100,000,000 authorized; 26,970,221 and 26,382,058 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	270	264
Additional paid-in capital	232,746	226,508
Deficit accumulated during development stage	(170,119)	(134,635)

Total stockholders’ equity	62,897	92,137

Total liabilities and stockholders’ equity	$117,495	$133,030

1	Liabilities of Gevo, Inc.’s consolidated subsidiaries for which creditors do not have recourse to the general credit of Gevo, Inc. were $8.4 million and $4.5 million at June 30, 2012 and December 31, 2011, respectively, and are recorded within current liabilities.

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From June 9, 2005 (Date of Inception) To June 30, 2012
	2012	2011	2012	2011
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,650	$14,321	$19,908	$29,430	$98,415
Grant revenue and research and development program revenue	1,377	212	1,991	384	5,534
Licensing revenue	—	—	—	—	138

Total revenues	7,027	14,533	21,899	29,814	104,087

Cost of goods sold	8,510	13,637	23,520	28,830	97,554

Gross (loss) margin	(1,483)	896	(1,621)	984	6,533

Operating expenses
Research and development	4,723	5,338	9,678	8,604	66,897
Selling, general and administrative	9,540	7,180	22,667	12,414	92,992
Other operating expenses	—	11	—	11	1,248

Total operating expenses	14,263	12,529	32,345	21,029	161,137

Loss from operations	(15,746)	(11,633)	(33,966)	(20,045)	(154,604)

Other (expense) income
Interest expense	(450)	(851)	(1,537)	(1,743)	(10,116)
Interest and other income	19	18	19	68	740
Change in fair value of warrant liabilities	—	—	—	(29)	(2,852)

Total other expense	(431)	(833)	(1,518)	(1,704)	(12,228)

Net loss	(16,177)	(12,466)	(35,484)	(21,749)	(166,832)

Deemed dividend - amortization of beneficial conversion feature on Series D-1 preferred stock	—	—	—	(1,094)	(3,872)

Net loss attributable to Gevo, Inc. common stockholders	$(16,177)	$(12,466)	$(35,484)	$(22,843)	$(170,704)

Net loss per share attributable to Gevo, Inc. common stockholders - basic and diluted	$(0.62)	$(0.48)	$(1.35)	$(1.15)

Weighted-average number of common shares outstanding - basic and diluted	26,242,940	25,852,185	26,299,746	19,798,261

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,		From June 9, 2005 (Date of Inception) To June 30, 2012
	2012	2011

Operating Activities
Net loss	$(35,484)	$(21,749)	$(166,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	5,460	3,082	24,006
Depreciation and amortization	1,639	2,176	11,931
Non-cash interest expense	806	422	3,887
Loss (gain) from change in fair value of derivatives	236	(394)	(183)
Loss from change in fair value of warrant liabilities	—	29	2,852
Other non-cash expenses	—	11	364
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	1,809	475	870
Inventories	959	(2,645)	715
Prepaid expenses and other current assets	79	(170)	(569)
Margin deposit	(119)	(719)	299
Deposits and other assets	(180)	—	(270)
Accounts payable, accrued expenses, and long-term liabilities	368	(441)	9,135

Net cash used in operating activities	(24,427)	(19,923)	(113,795)

Investing Activities
Acquisitions of property, plant and equipment, net	(34,502)	(2,255)	(50,757)
Other	(647)	—	(700)
Acquisition of Agri-Energy, net of cash assumed	—	—	(24,936)
Restricted certificate of deposit	—	—	(79)

Net cash used in investing activities	(35,149)	(2,255)	(76,472)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Six Months Ended June 30,		From June 9, 2005 (Date of Inception) To June 30, 2012
	2012	2011
Financing Activities
Proceeds from issuance of secured long-term debt	5,000	—	41,578
Proceeds from issuance of common stock (excluding initial public offering)	664	9	905
Payments on secured debt	(1,241)	(920)	(9,531)
Deferred offering costs	(263)	(1,692)	(4,559)
Deposit on long-term debt	(144)	—	(451)
Debt issue costs	(53)	—	(1,517)
Other	(10)	—	(10)
Proceeds from issuance of common stock in initial public offering, net of discounts and commissions	—	114,704	114,704
Proceeds from issuance of convertible preferred stock	—	—	86,025
Proceeds from issuance of convertible promissory notes with warrants	—	—	3,000
Proceeds from the exercise of warrants	—	—	592
Payment of stock issuance costs	—	—	(1,867)

Net cash provided by financing activities	3,953	112,101	228,869

Net (decrease) increase in cash and cash equivalents	(55,623)	89,923	38,602

Cash and cash equivalents
Beginning of period	94,225	15,274	—

Ending of period	$38,602	$105,197	$38,602

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Six Months Ended June 30,		From June 9, 2005 (Date of Inception) To June 30, 2012
	2012	2011
Supplemental disclosures of cash and non-cash investing and financing transactions
Non-cash purchase of property, plant & equipment	$9,886	$305	$9,886

Warrants issued with secured long-term debt (grant date fair value)	$120	$—	$1,746

Cash paid for interest, net of amount capitalized	$673	$1,215	$5,824

Warrants issued with convertible promissory notes	$—	$—	$505

Deferred debt and equity offering costs	$928	$4,296	$5,224

Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification related liability to additional paid-in-capital	$—	$2,063	$2,063

Deemed dividend - amortization of beneficial conversion feature on Series D-1 preferred stock	$—	$1,094	$3,872

Fixed assets acquired using ICM, Inc. credit	$—	$288	$726

Promissory notes and accrued interest converted to Series C preferred stock	$—	$—	$3,043

Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$—	$—	$1,458

Issuance of Series D-1 preferred stock to ICM in exchange for a credit against future services	$—	$—	$1,000

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business—Gevo, Inc. (together with its subsidiaries, “Gevo” or the “Company”) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005 (“Inception”). Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) on September 18, 2009 to finance and develop biorefineries through joint venture, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company on September 22, 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) on September 22, 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011, and commenced start-up operations for the production of isobutanol at this facility in May 2012. Technical completion of the retrofit and the initial shipments of isobutanol from the Agri-Energy Facility are not expected until the third quarter of 2012.

At June 30, 2012, the Company is considered to be in the development stage as its primary activities, since Inception, have been conducting research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, recruiting personnel and raising capital. Successful completion of the Company’s research and development programs, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

Until May 24, 2012, when the Company commenced start-up operations for the production of isobutanol at the Agri-Energy Facility, the Company derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at this facility. However, the production of ethanol is not the Company’s intended business and its future profitability depends on its ability to produce and market isobutanol, not on continued production and sales of ethanol. Now that the Company has commenced start-up operations for the production of isobutanol, the Company does not expect to generate future significant revenues from the sale of ethanol at the Agri-Energy Facility. Accordingly, the historical operating results of Agri-Energy, and the operating results reported during the retrofit to isobutanol production, will not be indicative of future operating results for Agri-Energy or Gevo once commercial isobutanol production commences at this facility. Additionally, because the production of ethanol is not the Company’s intended business, the Company will continue to report as a development stage company until it begins to generate revenue from the sale of isobutanol or other products that are or will become the Company’s intended business.

Financial Condition—The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three and six months ended June 30, 2012, the Company incurred a consolidated net loss of $16.2 and $35.5 million, respectively and had an accumulated deficit of $170.1 million at June 30, 2012. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.

The Company has funded its activities since Inception primarily through private placements of convertible preferred stock, the issuance of convertible and nonconvertible debt and proceeds raised through its public offerings. The Company expects to obtain funding through additional equity offerings and issuances of debt until it achieves positive cash flow from operations. The Company’s cash and cash equivalents at June 30, 2012 totaled $38.6 million. Management expects that cash on hand at June 30, 2012, combined with the additional cash received upon the closing of the Company’s public offerings in July 2012 (see Note 16), will provide the Company with adequate funding for at least the next 12 months. There are no assurances that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flow from operations. The accompanying unaudited consolidated financial statements do not include any adjustments that may result from the Company’s inability to raise sufficient funds or achieve profitability.

Basis of Presentation—The unaudited consolidated financial statements of the Company (which includes the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2012 and for all periods presented. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “Annual Report”).

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The consolidated statements of operations for the three and six months ended June 30, 2012 and consolidated statements of cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business and Strategy” in Part I, Item 1A of the Company’s Annual Report.

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

	June 30,
	2012	2011
Outstanding options to purchase common stock	3,300,936	3,359,800
Warrants to purchase common stock	1,229,998	1,086,785
Unvested restricted common stock	454,023	98,821

Total	4,984,957	4,545,406

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	June 30, 2012	December 31, 2011
Raw materials
Corn	$1,762	$2,408
Enzymes and other inputs	527	151
Finished goods
Ethanol	—	349
Distiller’s grains	—	17
Work in process	50	456
Spare parts	516	433

Total inventories	$2,855	$3,814

Included in cost of goods sold is depreciation of $0.6 million and $1.1 million during the three and six months ended June 30, 2012, respectively, and $0.5 million and $1.0 million during the three and six months ended June 30, 2011, respectively. Depreciation expense included in cost of goods sold from Inception to June 30, 2012 was $3.7 million.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		June 30, 2012	December 31, 2011
Buildings, site improvements, plant machinery and equipment	10 years	$20,480	$20,359
Construction in progress	—	48,669	8,403
Lab equipment, furniture and fixtures and vehicles	5 years	5,176	4,035
Demonstration plant	2 years	3,597	3,597
Pilot plant	3 years	721	721
Computer, office equipment and software	3 years	1,359	614
Leasehold improvements	5 years	787	523
Land	—	410	410
Tools and support equipment	5 years	109	105

Total property, plant and equipment		81,308	38,767

Less accumulated depreciation and amortization		(11,628)	(9,990)

Property, plant and equipment, net		$69,680	$28,777

The Company’s construction in progress includes $48.1 million of costs incurred in connection with the retrofit of the Agri-Energy Facility.

Through June 30, 2012, the Company capitalized interest incurred in connection with the retrofit of the Agri-Energy Facility. The Company capitalized $1.0 million and $1.3 million of incurred interest during the three and six months ended June 30, 2012. Incurred interest that was capitalized during the three and six months ended June 30, 2011 was not material.

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

The Company periodically enters into forward purchase contracts for corn to ensure supply and manage the price of this commodity. These transactions are considered to be derivatives and during the year ended December 31, 2011 the Company designated all of its forward purchase contracts for corn under the normal purchase and normal sales scope exception and therefore they were not marked to market during the three and six months ended June 30, 2011. For new contracts entered into beginning January 1, 2012, the Company did not apply the normal purchase and normal sales scope exception to its forward purchase contracts. Accordingly at June 30, 2012, the Company recorded these contracts at their fair market value which has been included as a component of derivative liability in the consolidated balance sheet. Changes in the fair market value of these contracts during the three and six months ended June 30, 2012 have been recorded in cost of goods sold in the consolidated statements of operations.

The Company generally follows a policy of using exchange-traded futures contracts to reduce its net position in agricultural commodity inventories and forward cash purchase contracts to reduce price risk. Exchange-traded futures contracts are valued at market price and are recorded as a derivative assets or liabilities in the consolidated balance sheet. Changes in market price are recorded in cost of goods sold.

The Company’s derivatives do not include any credit risk related contingent features. At June 30, 2012 and December 31, 2011, the Company had $0.6 million and $0.5 million, respectively, in a margin deposit account for its exchange-traded futures contracts. The Company has not designated any of its derivatives as hedges for financial accounting purposes.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company records realized gains or losses on its exchange-traded futures contracts as a component of cost of goods of sold. The Company incurred realized gains on its exchange-traded futures contracts of $0.3 million during each of the three and six months ended June 30, 2012. The Company incurred realized gains/(losses) on its exchange-traded futures contracts of $0.3 million, $(0.5) million and $(0.2) million during the three and six months ended June 30, 2011 and from Inception to June 30, 2012, respectively.

The following table summarizes the unrealized gains/(losses) of the Company’s derivative instruments that were recorded in cost of goods sold in the consolidated statements of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to June 30, 2012
	2012	2011	2012	2011
Exchange-traded futures contracts	$(482)	$285	$(234)	$755	$228
Forward purchase contracts	45	—	(2)	(361)	(45)

The following table represents the Company’s net short positions of the Company’s derivative instruments (in thousands).

Year of Expiration	June 30, 2012 Corn Net Short Position Bushels	December 31, 2011 Corn Net Short Position Bushels
2012	337	77

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets at June 30, 2012 and December 31, 2011 (in thousands).

	June 30, 2012	December 31, 2011
Accrued expenses - ICM, Inc.	$8,499	$1,634
Accrued legal-related expenses	4,649	1,455
Accounts payable - trade	2,538	6,193
Accrued employee compensation	2,389	941
Cargill license agreement	477	924
Other accrued liabilities	1,662	1,293

Total accounts payable and accrued liabilities	$20,214	$12,440

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

7. Secured Long-Term Debt

The following table sets forth the information pertaining to the Company’s secured long-term debt included in the Company’s consolidated balance sheets (in thousands).

	June 30, 2012	December 31, 2011
Lighthouse - Paid in June 2012	$—	$1,241
TriplePoint - Matures August 2014	5,400	5,400
TriplePoint - Matures September 2014	13,500	13,500
TriplePoint - Matures October 2015	10,575	10,575
TriplePoint - Matures January 2016	5,287	—

Secured debt	34,762	30,716
Less unamortized debt discounts	(2,324)	(2,473)

	32,438	28,243

Less current portion of secured debt	(12,158)	(3,491)

Long-term portion of secured debt	$20,280	$24,752

On December 18, 2006, the Company entered into a loan and security agreement, as amended, with Lighthouse Capital Partners V, LP (“Lighthouse”). As of June 30, 2012, the Company had repaid all outstanding amounts under its loan and security agreement with Lighthouse.

In January 2012, the Company’s wholly owned subsidiary, Agri-Energy, borrowed $5.0 million under the amended and restated loan and security agreement, dated October 20, 2011 (the “Amended Agri-Energy Loan Agreement”), by and between Agri-Energy and TriplePoint Capital LLC (“TriplePoint”). The loan, which matures in January 2016, bears an interest rate of 11%. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. At June 30, 2012, the Company was in compliance with the financial covenants under the Amended Agri-Energy Loan Agreement.

In June 2012, the Company entered into (i) an amendment (the “Security Agreement Amendment”) to the security agreement, by and between the Company and TriplePoint, dated as of September 22, 2010 (the “Security Agreement”), which secures the Company’s guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement, and (ii) an amendment (the “Gevo Loan Amendment”) to the loan and security agreement, dated August 5, 2010, by and between Company and TriplePoint (the “Gevo Loan Agreement”). In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments took effect upon the closing of a $40.0 million convertible note offering that closed on July 5, 2012. See Note 16 for a discussion of the concurrent convertible note offering and sale of 12.5 million shares of common stock that closed on July 5, 2012.

These amendments, among other things: (i) permitted the issuance of the Company’s 7.5% convertible senior notes due 2022 (the “Notes”); (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Notes; (iv) add as an event of default the payment, repurchase or redemption of the Notes or of amounts payable in connection therewith other than certain permitted payments related to the Notes; (v) add a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement; and (vi) add a prohibition on making any coupon make-whole payments in cash prior to the payment in full of all remaining outstanding obligations in full under the Amended Agri-Energy Loan Agreement.

See Note 16 for a description of events occurring subsequent to June 30, 2012 related to the early payoff of all amounts outstanding associated with the portion of the TriplePoint debt which was scheduled to mature in August 2014.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol—On July 29, 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon the Company’s first commercial sale of high-purity isobutanol, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay the Company applicable shortfall fees and the Company is obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of June 30, 2012.

Exclusive Supply Agreement with LANXESS—On January 14, 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. The initial term of the mutual exclusivity is ten years, subject to mutual extension. No amounts have been incurred under this agreement as of June 30, 2012.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company—On August 12, 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement with C&N, a Mansfield subsidiary, which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of June 30, 2012.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company—Substantially all ethanol sold through Agri-Energy from the date of acquisition through June 30, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreement with the Defense Logistics Agency (U.S. Air Force)—During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of biojet fuel for the purposes of certification and testing by the U.S. Air Force. The total contract value may be up to $0.6 million. The term of the agreement is through December 30, 2012. Revenue is recognized upon the transfer of risk of loss and title to the U.S. Air Force. The Company recorded $0.3 million and $0.5 million of revenue under this award during the three and six months ended June 30, 2012, respectively.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM, Inc.—In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performs commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company is required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ written notice. The Company did not incur any capital expenditures with ICM relating to the demonstration plant during the three or six months ended June 30, 2012. During the three and six months ended June 30, 2011, the Company incurred $0.4 million and $0.6 million in capital expenditures with ICM relating to the demonstration plant.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company incurred capital expenditures with ICM relating to the retrofit of the Agri-Energy Facility to future isobutanol production of $27.4 million and $36.5 million during the three and six months ended June 30, 2012, respectively, and $0.7 million and $1.0 million during the three and six months ended June 30, 2011, respectively.

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company—During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola will pay the Company a fixed price fee for a research program as defined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. The Company recognized $0.3 million and $0.6 million of revenue under this agreement during the three and six months ended June 30, 2012.

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment will be paid over a period greater than 12 months from the date that it was incurred. Milestones number four and five included in the license agreement representing potential payments of up to $1.5 million have not been met as of June 30, 2012 and no amounts have been recorded as a liability for these milestones.

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

Other

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene (“PX”) from isobutanol. Toray Industries used the Company’s bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. On June 1, 2012, the Company entered into a definitive agreement with Toray

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which shall be used by the Company for the design, construction and/or operation of a pilot plant at the site of the hydrocarbon demonstration facility developed in conjunction with South Hampton Resources, Inc. in Silsbee, Texas (the “Pilot Plant”). The Company anticipates producing bio-based PX (the “Product”) at the Pilot Plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of Product. Any excess Product that is produced can be sold to other third parties. In the event that the Company is unable to produce and deliver the Product to Toray Industries by December 31, 2013, the Company will be required to refund the $1.0 million by January 31, 2014. The Company has included the $1.0 million as a component of other long-term liabilities in the consolidated balance sheet as of June 30, 2012.

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

The original issuance of the class B interests was considered to be a grant of non-employee stock-based compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 22, 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests on September 22, 2010, the Company recorded stock-based compensation of $0.8 million, which reflected the amount paid during 2010 for the class B interests that were not dependent on counterparty performance. The Company paid $0.1 million during each of the six months ended June 30, 2012 and 2011. The final payment of $0.1 million made in January 2012 was dependent on the continued employment of the two co-managing directors of Gevo Development. The employment of the co-managing directors was terminated effective March 23, 2012 (for more information, see the description of the Amended and Restated Warrant Agreement below).

Gevo, Inc. made capital contributions to Gevo Development of $20.6 million and $20.8 million during the three and six months ended June 30, 2012 and $0.9 million and $2.8 million during the three and six months ended June 30, 2011. From Inception to June 30, 2012, Gevo, Inc. has made capital contributions of $45.1 million to Gevo Development.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 22, 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended June 30,		Six Months Ended June 30,		Inception To June 30, 2012
	2012	2011	2012	2011
Gevo Development Net Loss	$3,295	$665	$5,105	$1,581	$8,854

Amended and Restated Warrant Agreement—The warrant agreement, as amended, details the terms upon which the Company has granted a warrant to CDP to purchase 858,000 shares of Gevo, Inc. common stock. The warrant agreement has an exercise price of $2.70 per share which was the estimated fair value of a share of Gevo, Inc.’s common stock on the grant date. The warrant expires in September 2016, unless terminated earlier as provided in the agreement. The warrant shares were initially unvested and vested in increments upon the achievement of specific performance milestones.

On September 22, 2010, the beneficial owners of the equity interests of CDP became employees of Gevo, Inc. and the warrant agreement was amended and restated to provide that 50% of the warrant shares granted under such warrant agreement would vest on September 22, 2010. The remaining warrant shares vest over a two-year period beginning on September 22, 2010, subject to acceleration and termination in certain circumstances. The Company valued the warrant at $14.0 million. Effective March 23, 2012, the employment of the beneficial owners of CDP was terminated. Pursuant to the terms of the warrant agreement, all unvested warrant shares became immediately vested and, as such, the Company recorded $2.6 million of stock-based compensation expense during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company recorded $0.9 million of stock-based compensation associated with this warrant agreement.

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of June 30, 2012 and December 31, 2011, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if certain conditions are satisfied. As of June 30, 2012 and December 31, 2011, the creditors of Gevo Development have recourse to the general credit of Gevo, Inc. with the exception of $8.4 million and $4.5 million, respectively, which are recorded within current liabilities, which includes the liabilities of Agri-Energy. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company has begun the project engineering and permitting process of the Redfield retrofit. As of June 30, 2012, the Company has incurred $0.4 million in costs for the retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheet in deposits and other assets.

11. Stock-Based Compensation

The Company records expense during the vesting period for share-based payment awards granted to employees and non-employees. The following table sets forth the Company’s stock-based compensation expense (in thousands).

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,		From June 9, 2005 (Date of Inception) To June 30, 2012
	2012	2011	2012	2011
Stock options and ESPP shares issued
Research and development	$210	$233	$390	$392	$2,059
Selling, general and administrative	877	472	1,443	721	6,084

Restricted stock issued
Research and development	(507)	59	(26)	87	448
Selling, general and administrative	761	125	1,037	138	1,460

Warrant issued to CDP
Selling, general and administrative	—	872	2,616	1,744	13,955

Non-cash stock-based compensation	1,341	1,761	5,460	3,082	24,006

Modified stock option awards
Selling, general and administrative	231	—	890	—	1,500

Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	—	74	74	148	1,144

Cash stock-based compensation	231	74	964	148	2,644

Total stock-based compensation	$1,572	$1,835	$6,424	$3,230	$26,650

12. Stockholders’ Equity

The Company currently grants share-based payment awards under the Gevo, Inc. 2010 Stock Incentive Plan (“2010 Plan”) which was approved by its stockholders in February 2011. The Company has reserved 2,576,989 shares of common stock for issuance under the 2010 Plan and there were 1,089,706 shares and 1,665,802 shares available for grant as of June 30, 2012 and December 31, 2011, respectively.

See Note 16 for a description of the Company’s public offering of additional shares of common stock which was completed in July 2012.

13. Commitments and Contingencies

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

On August 11, 2011, Butamax amended the Complaint to include allegations that the Company is infringing one or more claims made in U.S. Patent No. 7,993,889 (the “’889 Patent”), also entitled “Fermentive Production of Four Carbon Alcohols” (the “Amended Complaint”). The ’889 Patent, which has been assigned to Butamax, claims methods for producing isobutanol using certain recombinant yeast microorganisms expressing an engineered isobutanol biosynthetic pathway. The Company believes that the Amended Complaint is without merit and will continue to aggressively defend its freedom to operate. On September 22, 2011, Butamax filed a motion requesting a preliminary injunction with respect to the alleged infringement of the ’889 Patent.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

On September 22, 2011, Butamax filed a motion for preliminary injunction with respect to the alleged infringement by the Company of one or more claims made in the ’889 Patent.

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

On March 12, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00298-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

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

On April 17, 2012, the Company amended the Gevo Complaint to include allegations that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,158,404 (the “’404 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’404 Patent claims the reduction or elimination of important enzymes in a pathway in isobutanol-producing yeast. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On May 15, 2012, Butamax filed another complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00602-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. The Company believe that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

On June 19, 2012, the U.S. District Court of Delaware denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by the Company of one or more claims made in the ’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax has also filed a motion with the United States District Court for the District of Delaware seeking a temporary order to limit the Company’s activities with respect to the use of isobutanol while Butamax appeals the denial of its motion for preliminary injunction.

On July 6, 2012, the U.S. Federal District Court in the District of Delaware issued the temporary order which states, in part, that the Company may not deliver, provide, distribute, ship, release or transfer in any way bio-based isobutanol produced at the Agri-Energy

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appeals the denial of its motion for preliminary injunction. The Company has filed an appeal of the temporary order. Under the temporary order, the Company remains free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel.

On July 31, 2012, the Company filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol” (the “’089 Patent”). The ’089 Patent claims, among other things, a bio-engineered pathway that utilizes DHADs (dihydroxyacid dehydrateses) which improves the efficiency of isobutanol production in yeast. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On August 6, 2012, the Company filed a motion for preliminary injunction with respect to the alleged infringement by Butamax and DuPont of one or more claims of the ’715 Patent.

On August 6, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:99-mc-09999, alleging that the Company is infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH”. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Level 1—inputs include quoted market prices in an active market for identical assets or liabilities.

Level 2—inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

Level 3—inputs are unobservable and corroborated by little or no market data.

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

The fair value of the Company’s derivative instruments are derived based upon a market approach. The fair value of exchange-traded derivative instruments was $(0.4) million and $(0.2) million at June 30, 2012 and December 31, 2011, respectively, and is based on Level 1 inputs using quoted market prices. The fair value of forward purchase contracts for corn was not material to the Company at June 30, 2012 and December 31, 2011.

At June 30, 2012 and December 31, 2011, there were no transactions measured at fair value on a nonrecurring basis.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The financial results of Gevo Development and Agri-Energy have been aggregated in the following table as this segment is currently responsible for the production of ethanol and related products and will be responsible for isobutanol and related products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Gevo	$1,377	$212	$1,991	$384
Gevo Development / Agri-Energy	5,650	14,321	19,908	29,430

Consolidated	$7,027	$14,533	$21,899	$29,814

Operating income (loss):
Gevo	$(12,612)	$(11,445)	$(29,823)	$(19,444)
Gevo Development / Agri-Energy	(3,134)	(188)	(4,143)	(601)

Consolidated	$(15,746)	$(11,633)	$(33,966)	$(20,045)

Interest expense:
Gevo	$271	$357	$557	$736
Gevo Development / Agri-Energy	179	494	980	1,007

Consolidated	$450	$851	$1,537	$1,743

Depreciation expense:
Gevo	$323	$649	$589	$1,150
Gevo Development / Agri-Energy	528	514	1,050	1,026

Consolidated	$851	$1,163	$1,639	$2,176

Acquisitions of plant, property and equipment:
Gevo	$698	$476	$1,352	$793
Gevo Development / Agri-Energy	25,759	974	33,150	1,462

Consolidated	$26,457	$1,450	$34,502	$2,255

	June 30, 2012	December 31, 2011
Total assets:
Gevo	$79,713	104,843
Gevo Development / Agri-Energy	109,350	66,304
Intercompany eliminations	(71,568)	(38,117)

Consolidated	$117,495	$133,030

16. Subsequent Events

In July 2012, the Company issued and sold: (i) 12.5 million shares of its common stock at a price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the “Notes”), in each case in a firm commitment underwritten public offering (the “Equity Offering” and the “Note Offering”, respectively, and together, the “Offerings”), pursuant to an effective Registration Statement on Form S-3 (Registration No. 333-180097). The Company received proceeds from the Offerings of $98.8 million, net of expenses and fees to underwriters.

The Notes will bear interest at a rate of 7.5% per annum, which shall be payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2013. The Notes will mature on July 1, 2022.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Holders may surrender their Notes, in integral multiples of $1,000 principal amount, for conversion any time prior to the close of business on the third business day immediately preceding the maturity date. Upon conversion, the Company will deliver shares of its common stock at an initial conversion rate of 175.6697 shares for each $1,000 in principal amount of Notes (equivalent to an initial conversion price of approximately $5.69 per share of the Company’s common stock). Such conversion rate is subject to adjustment in certain circumstances. In addition, if holders elect to convert some or all of their Notes on or after January 1, 2013 but prior to July 1, 2017, they will receive a coupon make-whole payment for the Notes being converted. The Company may pay any coupon make-whole payments either in cash or in shares of its common stock, at its election.

On July 1, 2017, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. Beginning July 1, 2015, the Company may redeem for cash all or part of the Notes if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date the Company provides the notice of redemption exceeds 150% of the conversion price in effect on each such trading day. The redemption price will equal the sum of 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. If a fundamental change occurs, holders may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. Beginning July 1, 2017, the Company may redeem for cash all or part of the Notes, at any time, and from time to time, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

In July 2012, in connection with issuance of the Notes, the Company used $5.4 million of the proceeds from the Note Offering to pay in full the principal balance of the August 2010 debt issued by TriplePoint under the Gevo Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such statements are subject to certain risks and uncertainties including those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

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

Overview

We are a renewable chemicals and next generation biofuels company. Our overall strategy is to commercialize bio-based alternatives to petroleum-based products using a combination of synthetic biology and chemical technology. In order to implement this strategy, we are taking a building block approach. Initially, we intend to produce and sell isobutanol from renewable feedstocks. Isobutanol is a four carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints, and coatings or as a value-added fuel blendstock. Isobutanol can also be converted into butenes using straightforward dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of lubricants, rubber, plastics, fibers, other polymers and hydrocarbon fuels.

We believe that products derived from our isobutanol will be drop-in products, which means that our customers will be able to replace petroleum-based intermediate products with isobutanol-based intermediate products without modification to their equipment or production processes. The final products produced from our isobutanol-based intermediate products will be chemically and visually identical to those produced from petroleum-based intermediate products, except that they will contain carbon from renewable sources. Customer interest in our isobutanol is primarily driven by our cost-efficient production route and our isobutanol’s potential to serve as a cost-effective, environmentally sensitive alternative to the petroleum-based intermediate products that they currently use. We believe that at every step of the value chain, renewable products that are chemically identical to the incumbent petrochemical products will have lower market adoption hurdles because the infrastructure and applications for such products already exist. In addition, we believe that products made from bio-based isobutanol will be subject to less cost volatility than the petroleum-based products in use today.

In order to produce and sell isobutanol made from renewable sources, we have developed the Gevo Integrated Fermentation Technology® (“GIFT®”), an integrated technology platform for the efficient production and separation of isobutanol. GIFT® consists of two components, proprietary biocatalysts, which convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit, which is designed to continuously separate isobutanol from water during the fermentation process. We developed our technology platform to be compatible with the existing approximately 23 billion gallons per year of global operating ethanol production capacity, as estimated by the Renewable Fuels Association. GIFT® is designed to allow relatively low capital expenditure retrofits of existing ethanol facilities, enabling a rapid and cost-efficient route to isobutanol production from the fermentation of renewable feedstocks. We believe that our cost-efficient production route will enable rapid deployment of our technology platform and allow our isobutanol and the products produced from it to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

We expect that the combination of our efficient proprietary technology, our marketing focus on providing drop-in substitutes for incumbent petrochemical products and our relatively low capital investment retrofit approach will mitigate many of the historical issues associated with the commercialization of renewable chemicals and fuels.

In September 2009, Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) to develop isobutanol production assets using GIFT®. Gevo Development has a flexible business model and aims to secure access to existing ethanol capacity either through joint venture, tolling arrangements or direct acquisition.

For financial reporting purposes, we have determined that we have two operating segments. Our Gevo, Inc. segment is responsible for all research and development activities related to the future production of isobutanol, maintaining and protecting our intellectual property portfolio, developing future markets for our isobutanol and providing corporate oversight services. Our second segment is comprised of Gevo Development and Agri-Energy, LLC (“Agri-Energy”) which is currently responsible for the production of isobutanol, ethanol and related products.

At June 30, 2012, we are considered to be in the development stage as our primary activities, since incorporation, have been conducting research and development, business development, business and financial planning, establishing our facilities, recruiting personnel and raising capital. Successful completion of our research and development program, and ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete our development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for our products and services, and attracting and retaining qualified personnel.

Agri-Energy

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy Facility”). In partnership with ICM Inc. (“ICM”), we commenced the retrofit of the Agri-Energy Facility in 2011, and commenced start-up operations for the production of isobutanol at this facility in May 2012. Technical completion of the retrofit and the initial shipments of isobutanol from the Agri-Energy Facility are not expected until the third quarter of 2012. The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses dry-milled corn as a feedstock. The retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment necessary to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Further, total capital expenditures at the Agri-Energy Facility include upfront design and engineering expenses, plant modifications identified as necessary during start-up production of isobutanol as well as sales tax on equipment and capitalized interest. The enhanced yeast seed train will allow us to maintain direct oversight over our yeast material and provide on-site yeast production in the future. We incurred approximately $19.0 million associated with design features for expanded capacity and the enhanced yeast seed train plus approximately $3.6 million for sales tax and capitalized interest. We do not anticipate installing an advanced yeast seed train at each future retrofit site. As of June 30, 2012, we have incurred total capital costs of approximately $48.1 million on the retrofit of the Agri-Energy Facility. In the event that we encounter significant production challenges during the start-up of isobutanol production, we believe that we will have the ability, subject to regulatory factors, to switch from isobutanol production back to ethanol production. We believe that the ability to switch between isobutanol and ethanol production mitigates, depending on market conditions, certain significant risks associated with start-up operations for isobutanol production. While we believe we will have the ability to reverse the retrofit and switch between ethanol and isobutanol production at the Agri-Energy Facility, there is no guarantee that this will be the case.

Until May 24, 2012, when we commenced start-up operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at this facility. Continued ethanol production during the retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the production of ethanol is not our intended business and our future profitability depends on our ability to produce and market isobutanol, not on continued production and sales of ethanol. Now that we have commenced start-up operations for the production of isobutanol, we do not expect to generate future significant revenues from the sale of ethanol at the Agri-Energy Facility. Accordingly, the historical operating results of Agri-Energy and the operating results reported during the retrofit to isobutanol production will not be indicative of future operating results for Agri-Energy or Gevo once commercial isobutanol production commences at this facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the six months ended June 30, 2012 and 2011, we derived revenue from the sale of ethanol, distiller’s grains and other products produced as part of the ethanol production process.

Our grant and research and development program revenue consists of the following: (i) revenues relating to government research grants and cooperative agreements; (ii) research services; and (iii) the procurement of our products for purposes of certification and testing.

Cost of Goods Sold and Gross Margin

Our cost of goods sold includes costs incurred in conjunction with the initial start-up operations for the production of isobutanol at the Agri-Energy Facility and costs directly associated with our ethanol production process such as costs for direct materials, direct labor and certain plant overhead costs. Direct materials consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in the operation of the Agri-Energy Facility. Plant overhead costs primarily consist of plant utilities and plant depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. We purchase natural gas to power steam generation in the ethanol production process and to dry the distiller’s grains. We enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold also includes gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts. See discussion of accounting for derivatives below under the heading “Critical Accounting Policies and Estimates.”

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

We enter into forward purchase contracts for corn to be used in the production of ethanol. During 2011 we used the “normal purchases and normal sales scope exception” guidance of US GAAP for our forward purchase contracts and, as a result, they were not marked to market during 2011. To qualify for the normal purchases and normal sales scope exception, a contract must provide for the purchase or sale of commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. For new contracts entered into beginning January 1, 2012, we did not apply the “normal purchases and normal sale scope exception” to our forward purchase contracts and, as a result, we began to record forward purchase contracts at fair value. The changes in fair value associated with our forward purchase contracts which have been included as a component of cost of goods sold in our consolidated statements of operations were not material during the three and six months ended June 30, 2012.

We also enter into exchange-traded futures contracts for corn as a means of managing exposure to changes in corn prices. These contracts are recorded as a derivative asset or liability- on our consolidated balance sheets at fair value. Changes in the fair value during a reporting period are recognized as cost of goods sold in our consolidated statements of operations.

Both our forward purchase and exchange-traded futures contracts are considered to be derivatives and they do not include any credit risk related contingent features. We have not entered into these derivative financial instruments for trading or speculative purposes, and we have not designated any of our derivatives as hedges for financial accounting purposes.

Result of Operations

Comparison of the three months ended June 30, 2012 and 2011 (in thousands)

	Three Months Ended June 30,		Change
	2012	2011	Amount	Percent
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,650	$14,321	$(8,671)	(61%)
Grant and research and development program revenue	1,377	212	1,165	N/M

Total revenues	7,027	14,533	(7,506)	(52%)

Cost of goods sold	8,510	13,637	(5,127)	(38%)

Gross margin	(1,483)	896	(2,379)	(266%)

Operating expenses
Research and development	4,723	5,338	(615)	(12%)
Selling, general and administrative	9,540	7,191	2,349	33%

Total operating expenses	14,263	12,529	1,734	14%

Loss from operations	(15,746)	(11,633)	(4,113)	(35%)

Other (expense) income
Interest expense	(450)	(851)	401	47%
Interest and other income	19	18	1	6%

Total other expense	(431)	(833)	402	48%

Net loss	$(16,177)	$(12,466)	$(3,711)	(30%)

N/M – Not meaningful

Revenues – In May 2012, we suspended the production of ethanol at our Agri-Energy Facility in advance of the conversion of that facility to the production of isobutanol. As a result, revenue from the sale of ethanol during the three months ended June 30, 2012 decreased compared with the same period in 2011. Also contributing to the decline in ethanol revenue during the three months ended June 30, 2012 was an overall decline in the market price of ethanol.

The increase in grant and research and development program revenue primarily resulted from agreements with the following entities which were entered into subsequent to June 30, 2011: (i) the U.S. Air Force; (ii) The Coca-Cola Company; and (iii) United States Department of Agriculture (the “USDA”).

Cost of goods sold and gross margin – Our cost of goods sold decreased during the three months ended June 30, 2012 primarily as a result of our suspension of ethanol production at the Agri-Energy Facility in early May 2012 in preparation for the conversion of that facility to the production of isobutanol. Cost of goods sold during the three months ended June 30, 2012 was also impacted by higher costs of corn and $1.5 million in costs incurred in conjunction with the initial start-up operations at the Agri-Energy Facility.

Research and development – The decrease in research and development expenses during the three months ended June 30, 2012 primarily resulted from the following decreases: (i) $1.1 million associated with laboratory costs (which includes consultant and consumable costs) and other costs associated with the operation of our demonstration facility; and (ii) $0.6 million in stock-based compensation. These items were partially offset by an increase of $0.8 million in salary and compensation-related expenses due to our increased headcount in support of retrofit activities for the initial production of isobutanol at our Agri-Energy Facility.

Selling, general and administrative – The increase in selling, general and administrative expenses during the three months ended June 30, 2012 primarily resulted from the following increases: (i) $1.8 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax™ Advanced Biofuels, LLC (“Butamax”), a joint venture between BP Biofuels North American LLC and E.I. du Pont de Nemours and Company (“DuPont”) ; (ii) $0.7 million in salary and compensation-related expenses primarily resulting from severance-related expenses due to the departure of one of our Executive Vice Presidents during the second quarter of 2012; and (iii) $0.3 million in stock-based compensation expense. These items were partially offset by a decrease of $0.5 million in office and other general and administrative expenses.

Interest and other expense – Interest expense decreased during the three months ended June 30, 2012 as we capitalized more of the interest that we incurred during the current quarter to construction in progress. During the three months ended June 30, 2012, we capitalized $1.0 million of incurred interest compared with less than $0.1 million during the same period in 2011.

Comparison of the six months ended June 30, 2012 and 2011 (in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent
Revenue and cost of goods sold
Ethanol sales and related products, net	$19,908	$29,430	$(9,522)	(32%)
Grant and research and development program revenue	1,991	384	1,607	N/M

Total revenues	21,899	29,814	(7,915)	(27%)

Cost of goods sold	23,520	28,830	(5,310)	(18%)

Gross margin	(1,621)	984	(2,605)	(265%)

Operating expenses
Research and development	9,678	8,604	1,074	12%
Selling, general and administrative	22,667	12,425	10,242	82%

Total operating expenses	32,345	21,029	11,316	54%

Loss from operations	(33,966)	(20,045)	(13,921)	69%

Other (expense) income
Interest expense	(1,537)	(1,772)	235	13%
Interest and other income	19	68	(49)	(72%)

Total other expense	(1,518)	(1,704)	186	11%

Net loss	(35,484)	(21,749)	(13,735)	(63%)
Deemed dividend - amortization of beneficial conversion feature on Series D-1 preferred stock	—	(1,094)	1,094	100%

Net loss attributable to Gevo, Inc. common stockholders	$(35,484)	$(22,843)	$(12,641)	(55%)

N/M – Not meaningful

Revenues – In May 2012, we suspended the production of ethanol at our Agri-Energy Facility in advance of the conversion of that facility to isobutanol production. As a result, revenue from the sale of ethanol during the six months ended June 30, 2012 decreased compared with the same period in 2011. Also contributing to the decline in ethanol revenue during the six months ended June 30, 2012 was an overall decline in the market price of ethanol.

The increase in grant and research and development program revenue primarily resulted from agreements with the following entities which were entered into subsequent to June 30, 2011: (i) the U.S. Air Force; (ii) The Coca-Cola Company; and (iii) the USDA.

Cost of goods sold and gross margin – Our cost of goods sold decreased during the six months ended June 30, 2012 primarily as a result of our suspension of ethanol production at the Agri-Energy Facility in early May 2012 in preparation for the conversion of that facility to the production of isobutanol. Cost of goods sold during the six months ended June 30, 2012 was also impacted by higher costs of corn and $1.5 million in costs incurred in conjunction with the initial start-up operations at the Agri-Energy Facility.

Research and development – The increase in research and development expenses during the six months ended June 30, 2012 primarily resulted from a $1.8 million increase in salary and compensation-related expenses due to our increased headcount in support of retrofit activities for the initial production of isobutanol at our Agri-Energy Facility. This was partially offset by a $0.5 million decrease in laboratory costs and other costs associated with use of our demonstration facility in the six months ended June 30, 2011, costs which were not repeated in the six months ended June 30, 2012.

Selling, general and administrative – The increase in selling, general and administrative expenses during the six months ended June 30, 2012 primarily resulted from the following increases: (i) $4.4 million in legal-related expenses primarily attributable to our on-going legal matters with Butamax; (ii) $3.3 million in stock-based compensation expense primarily due to accelerating the vesting of equity awards upon the departure of three of our Executive Vice Presidents; and (iii) $2.3 million in salary and compensation-related expenses primarily resulting from severance related expenses due to the departure of three of our Executive Vice Presidents and from our increased headcount.

Interest and other expense – Interest expense decreased during the six months ended June 30, 2012 as we capitalized more of the interest we incurred to construction in progress. During the six months ended June 30, 2012, we capitalized $1.3 million of incurred interest compared with $0.1 million during the same period in 2011. This was partially offset by an increase in interest incurred as we issued debt in $10 million and $5.0 million of debt in October 2011 and January 2012, respectively.

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock – We incurred a deemed dividend—amortization of beneficial conversion feature on our Series D-1 preferred stock of $1.1 million during the six months ended June 30, 2011 related to our issuance of our Series D-1 preferred stock between March and May of 2010. Upon the closing of our initial public offering on February 14, 2011, all outstanding shares of our preferred stock, including our Series D-1 preferred stock, were automatically converted into shares of common stock. Following the closing of our initial public offering, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock has been recorded.

Liquidity and Capital Resources

From inception to June 30, 2012, we have funded our operations primarily through the sale of preferred equity securities, borrowings under our secured debt financing arrangements, revenues earned and the net proceeds from our initial public offering. To date, we have not generated significant revenues from the sale of isobutanol.

On February 14, 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110.4 million, after deducting underwriting discounts and commissions and other offering costs.

As of June 30, 2012, our cash and cash equivalents totaled $38.6 million. In July 2012, we issued and sold: (i) 12.5 million shares of common stock; and (ii) $45.0 million aggregate principal amount of 7.5% convertible senior notes due 2022 (the “Notes”), in each case in a firm commitment underwritten public offering (the “Equity Offering” and the “Note Offering”, respectively, and together, the “Offerings”). We received proceeds from the Offerings of $93.3 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full the principal balance of the August 2010 debt issued by TriplePoint Capital LLC (“TriplePoint”) under the Gevo Loan Agreement (as defined below). Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents on hand at June 30, 2012, combined with funding from the Offerings, will provide funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

On December 18, 2006, we entered into a loan and security agreement, as amended, with Lighthouse Capital Partners V, LP (“Lighthouse”). As of June 30, 2012, we had repaid all outstanding amounts under our loan and security agreement with Lighthouse.

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

We will require additional funding to achieve our goal of producing and selling approximately 350 million gallons of isobutanol in 2015.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(24,427)	$(19,923)
Net cash used in investing activities	(35,149)	(2,255)
Net cash provided by financing activities	3,953	112,101

Operating Activities

Our primary uses for cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements, for licensing of technology and for the operation of our demonstration production facilities.

During the six months ended June 30, 2012, we used $24.4 million in cash from operating activities primarily resulting from a net loss of $27.3 million excluding the impact of $8.1 million in non-cash expenses. This was partially offset by a decrease in receivables and inventory which increased cash by $2.8 million and which was primarily the result of the suspension of the production of ethanol at our Agri-Energy Facility in May 2012.

Cash used in operating activities of $19.9 million for the six months ended June 30, 2011 reflected our net loss of $21.7 million and changes in operating assets and liabilities of $3.5 million, partially offset by non-cash charges totaling $5.3 million. Non-cash charges primarily included depreciation and amortization of $2.2 million, stock-based compensation of $3.1 million and non-cash interest expense and amortization of debt discounts of $0.4 million, which were offset by a gain in derivative assets of $0.4 million. The net use of cash from our operating assets and liabilities of $3.5 million primarily reflected an increase in inventories at Agri-Energy due to increases in the cost of corn and bushels on hand.

Investing Activities

During the six months ended June 30, 2012, we used $35.1 million in cash from investing activities primarily due to the acquisition of $34.5 million in property and equipment, which includes $32.8 million associated with our ongoing retrofit of the Agri-Energy Facility to isobutanol production which is recorded as construction in progress. Additionally, we used $0.6 million for the purchase of patents and planning work associated with the retrofit of the Redfield Facility (as defined below).

During the six months ended June 30, 2011, cash used in investing activities was $2.3 million for capital expenditures, including $1.3 million relating to our retrofit of the Agri-Energy Facility to isobutanol production which is recorded as construction in progress.

Financing Activities

During the six months ended June 30, 2012, we generated $4.0 million in cash from financing activities primarily resulting from the following: (i) $4.9 million borrowed under the amended and restated loan and security agreement, dated October 20, 2011 (the “Amended Agri-Energy Loan Agreement”), by and between Agri-Energy and TriplePoint, net of issue costs; and (ii) $0.7 million from the exercise of stock options. The proceeds from the Amended Agri-Energy Loan Agreement were directed to the continued retrofit of our Agri-Energy Facility. Partially offsetting these sources of cash was $1.2 million in principal payments on our secured debt resulting in payment in full of amounts owed to Lighthouse, $0.3 million in offering costs and a $0.1 million deposit provided to TriplePoint.

During the six months ended June 30, 2011, cash provided by financing activities was $112.1 million, primarily due to the net proceeds from our initial public offering, after deducting underwriting discounts and commissions and other offering expenses paid during the period, less principal repayments of $0.9 million on our debt with Lighthouse.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility that we are currently retrofitting to produce isobutanol. As of June 30, 2012, we have incurred total capital costs of approximately $48.1 million on the retrofit of the Agri-Energy Facility. The retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment necessary to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Further, total capital expenditures at the Agri-Energy Facility include upfront design and engineering expenses, plant modifications identified as necessary during start-up production of isobutanol as well as sales tax on equipment and capitalized interest.

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

We have begun the project engineering and permitting process of the retrofit of the Redfield Facility. As of June 30, 2012, we have incurred $0.4 million in planning-related costs for the retrofit of the Redfield Facility, which has been recorded on our balance sheet in deposits and other assets.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment is being paid over a period greater than twelve months from the date that it was incurred. Milestones number four and five included in the license agreement representing potential payments of up to $1.5 million have not been met as of June 30, 2012 and no amount has been recorded as a liability for these milestones. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under this agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

On July 29, 2011, we entered into an international off-take and distribution agreement with Sasol Chemical Industries Limited (“Sasol”) to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon our first commercial sale of high-purity isobutanol, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay us applicable shortfall fees and we are obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of June 30, 2012.

Toray Industries, Inc.

In June 2011, we announced that we had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene (“PX”) from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. Additionally, on June 1, 2012, we entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we will use for the design, construction and/or operation of a pilot plant in Silsbee, Texas (the “Pilot Plant”). We anticipate producing bio-based PX (the “Product”) at the Pilot Plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of Product. Any excess Product that is produced can be sold to other third parties. In the event we are unable to produce and deliver the Product to Toray Industries by December 31, 2013, we will be required to refund the $1.0 million by January 31, 2014.

Secured Long-Term Debt

Lighthouse Loan and Security Agreement. On December 18, 2006, we entered into a loan and security agreement, as amended, with Lighthouse. As of June 30, 2012, we have repaid all outstanding amounts under our loan and security agreement with Lighthouse.

Gevo Loan Agreement. In August 2010, concurrent with the execution of the agreement to acquire Agri-Energy, we entered into a loan and security agreement with TriplePoint (the “Gevo Loan Agreement”), pursuant to which we borrowed $5.0 million. The Gevo Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default, including, disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, or acquiring or merging with another entity, excluding Agri-Energy, unless we receive the prior approval of TriplePoint. The aggregate amount outstanding under the Gevo Loan Agreement bears interest at a rate equal to 13%, is subject to an end-of-term payment equal to 8% of the amount borrowed and is secured by substantially all of the assets of Gevo, Inc., other than our intellectual property. This loan is also secured by substantially all of the assets of Agri-Energy. Additionally, under the terms of each of (i) the Gevo Loan Agreement and (ii) Gevo, Inc.’s guarantee of Agri-Energy’s obligations under the Original Agri-Energy Loan Agreement described below, we are prohibited from granting a security interest in our intellectual property assets to any other entity until both TriplePoint loans are paid in full. The loan matures on August 31, 2014. At June 30, 2012, we were in compliance with the debt covenants under the Gevo Loan Agreement.

In July 2012, we used $5.4 million of the proceeds from the Note Offering that was completed in July 2012 to pay in full, the principal balance of the August 2010 debt issued by TriplePoint under the Gevo Loan Agreement.

Original Agri-Energy Loan Agreement. In August 2010, Gevo Development borrowed $12.5 million from TriplePoint to finance its acquisition of Agri-Energy. In September 2010, upon completion of the acquisition, the loan and security agreement was amended to make Agri-Energy the borrower under the facility. This loan and security agreement (the “Original Agri-Energy Loan

Agreement”) includes customary affirmative and negative covenants for agreements of this type and events of default. The aggregate amount outstanding under the Original Agri-Energy Loan Agreement bears interest at a rate equal to 13% and is subject to an end-of-term payment equal to 8% of the amount borrowed. The loan is secured by the equity interests of Agri-Energy held by Gevo Development and substantially all the assets of Agri-Energy. The loan matures on September 1, 2014. The loan is guaranteed by Gevo, Inc. pursuant to a continuing guaranty executed by Gevo, Inc. in favor of TriplePoint, which is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property.

Amended Agri-Energy Loan Agreement. In October 2011, Agri-Energy entered into the Amended Agri-Energy Loan Agreement with TriplePoint which amends and restates the Original Agri-Energy Loan Agreement. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The Amended Agri-Energy Loan Agreement provides Agri-Energy with additional term loan facilities of up to $15.0 million (the “New Loan”) (which amount is in addition to the existing $12.5 million term loan (the “Existing Loan”) provided under the Original Agri-Energy Loan Agreement, which Existing Loan remains in place under the Amended Agri-Energy Loan Agreement), the proceeds of which will be used to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. The Existing Loan matures on September 1, 2014. The aggregate amount outstanding under the Existing Loan bears interest at a rate equal to 13% and is subject to an end-of-term payment equal to 8% of the amount borrowed. The aggregate amount outstanding under the New Loan bears interest at a rate of 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed. Any borrowings under the New Loan that are in excess of 50% of the amount incurred for the retrofit the Agri-Energy Facility must be immediately repaid to TriplePoint.

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement (the “October Loan”). The October Loan matures on October 31, 2015 with the last monthly amortization payment due on the date of such advance. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million (the “January Loan”) under the Amended Agri-Energy Loan Agreement, bringing the total borrowed under the New Loan at June 30, 2012 to $15.0 million. The January Loan portion of the New Loan matures on December 31, 2015 with the last monthly amortization payment due on the date of such advance. Upon our request and the additional approval of TriplePoint, we may borrow an additional $5.0 million under the Amended Agri-Energy Loan Agreement increasing the maximum size of the New Loan to $20.0 million. The New Loan is in addition to the Existing Loan. At June 30, 2012, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

The Amended Agri-Energy Loan Agreement provides that Agri-Energy will secure all of its obligations under the Amended Agri-Energy Loan Agreement and any other loan documents by granting to TriplePoint a security interest in and lien upon all or substantially all of its assets. Gevo, Inc. has guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint (the “Gevo Security Agreement”), which secures its guarantee of Agri-Energy’s obligations (including up to $32.5 million in term loans) under the Amended Agri-Energy Loan Agreement.

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

Principal payments due under the foregoing loan agreements with TriplePoint begin during the third quarter of 2012.

June Amendments. In June 2012, the Company entered into (i) an amendment (the “Security Agreement Amendment”) to the Gevo Security Agreement and (ii) an amendment (the “Gevo Loan Amendment”) to the Gevo Loan Agreement. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement.

These amendments, among other things: (i) permitted the issuance of the Company’s 7.5% convertible senior notes due 2022 (the “Notes”); (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Notes; (iv) add as an event of default the payment, repurchase or redemption of the Notes or of amounts payable in connection therewith other than certain permitted payments related to the Notes; (v) add a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement; and (vi) add a prohibition on making any coupon make-whole payments in cash prior to the payment in full of all remaining outstanding obligations in full under the Amended Agri-Energy Loan Agreement.

Contractual Obligations and Commitments

The following table sets forth our future commitments arising from our contractual obligations, including the contractual obligations associated with the July 2012 issuance of convertible debt (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total
Principal debt payments (1)	$7,906	$18,421	$3,035	$45,000	$74,362
Interest payments on debt (2)	4,660	9,088	6,815	18,563	39,126
Software license agreement (3)	148	310	329	—	787
Operating leases (4)	556	—	—	—	556
Payments due under Cargill license agreement (5)	500	—	—	—	500
Base fee due to South Hampton Resources, Inc. (6)	163	13	—	—	176

Total	$13,933	$27,832	$10,179	$63,563	$115,507

(1)	Principal debt payments include amounts due to TriplePoint under the Amended Agri-Energy Loan Agreement and $45.0 million of Notes issued in July 2012. The table also reflects the fact that $5.4 million of the proceeds from the Note Offering that was completed in July 2012 were used to pay in full, the principal balance of the August 2010 debt issued by TriplePoint under the Gevo Loan Agreement.
(2)	Interest payments due to TriplePoint under the Amended Agri-Energy Loan Agreement and interest on the Notes issued in July 2012.
(3)	Amounts due under a software license agreement with a six year term.
(4)	Commitments for operating leases primarily relate to our leased facility in Englewood, Colorado.
(5)	During March 2010, we completed milestone number three under our license agreement with Cargill which is being paid as $2.0 million over eight quarters beginning January 1, 2011.
(6)	In accordance with our pilot plant processing agreement with South Hampton Resources, Inc. we are obligated to pay $12,500 per month for the remainder of the initial term of the agreement which ends in July 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended June 30, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rates and commodity prices as of December 31, 2011, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at June 30, 2012.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 11, 2011, Butamax amended the Complaint to include allegations that we are infringing one or more claims made in U.S. Patent No. 7,993,889 (the “’889 Patent”), also entitled “Fermentive Production of Four Carbon Alcohols” (the “Amended Complaint”). The ’889 Patent, which has been assigned to Butamax, claims methods for producing isobutanol using certain recombinant yeast microorganisms expressing an engineered isobutanol biosynthetic pathway. We believe that the Amended Complaint is without merit and will continue to aggressively defend our freedom to operate. On September 22, 2011, Butamax filed a motion requesting a preliminary injunction with respect to the alleged infringement of the ’889 Patent.

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

On March 12, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00298-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that we have meritorious defenses to these claims and intend to vigorously defend this lawsuit.

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

On April 17, 2012, we amended the Gevo Complaint to include allegations that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,158,404 (the “’404 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’404 Patent claims the reduction or elimination of important enzymes in a pathway in isobutanol-producing yeast. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On May 15, 2012, Butamax filed another complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00602-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that we have meritorious defenses to these claims and intend to vigorously defend this lawsuit.

On June 19, 2012, the U.S. District Court of Delaware denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by us of one or more claims made in the’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax has also filed a motion with the United States District Court for the District of Delaware seeking a temporary order to limit our activities with respect to the use of isobutanol while Butamax appeals the denial of its motion for preliminary injunction.

On July 6, 2012, the U.S. Federal District Court in the District of Delaware issued the temporary order which states, in part, that we may not deliver, provide, distribute, ship, release or transfer in any way bio-based isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appeals the denial of its motion for preliminary injunction. We have filed an appeal of the temporary order. Under the temporary order, we remain free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel.

On July 31, 2012, we filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol” (the “’089 Patent”). The ’089 Patent claims, among other things, a bio-engineered pathway that utilizes DHADs (dihydroxyacid dehydrateses) which improves the efficiency of isobutanol production in yeast. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On August 6, 2012, we filed a motion for preliminary injunction with respect to the alleged infringement by Butamax and DuPont of one or more claims of the ’715 Patent.

On August 6, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:99-mc-09999, alleging that we are infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH”. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

Certain Risks Related to Our Business and Strategy.

We are a development stage company with a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including losses of $35.5 million, $48.2 million, $40.1 million and $19.9 million in the six months ended June 30, 2012 and fiscal years ended December 31, 2011, 2010 and 2009, respectively. As of June 30, 2012, we had an accumulated deficit of $170.1 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues have been extremely limited and we have not generated significant revenues from the sale of isobutanol. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our retrofit start-up operations in May 2012, we had generated revenue from the sale of ethanol and related products. Now that we have commenced start-up operations for the production of isobutanol, we do not expect to generate future revenues from the sale of ethanol at the Agri-Energy Facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements, our revenues could be adversely affected. Furthermore, we expect to spend significant amounts on further development of our technology, acquiring or otherwise gaining access to ethanol plants and retrofitting them for isobutanol production, marketing, general and administrative expenses associated with our planned growth and management of operations as a public company. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

In particular, over time, the costs of our litigation with Butamax has been and may continue to be significant (as described further in our Annual Report on Form 10-K, as amended, and other reports that we have filed with the SEC). As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during the foreseeable future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our retrofits of the Agri-Energy Facility and the Redfield Facility will be our first commercial retrofits and, as a result, our production of isobutanol could be delayed or we could experience significant cost overruns in comparison to our current estimates.

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

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending against three lawsuits filed by Butamax alleging that we have infringed patents for certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells and a patent covering a modified Pseudomonas KARI enzyme. The litigation with Butamax is dynamic. We have filed complaints alleging infringement of certain of our patents by Butamax and we anticipate that additional patents involving the isobutanol production process that are issued to Butamax, its members or us will be involved in litigation. The trial for the earliest-filed Butamax litigation is currently scheduled for April 2013 and additional trials are currently scheduled for July 2014.

Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the U.S. may divert management time from focusing on business operations, could cause us to spend significant amounts of money and may have no guarantee of success. Any current and future intellectual property litigation also could force us to do one or more of the following:

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

Following completion of its retrofit to isobutanol production, the Agri-Energy Facility will be our first commercial isobutanol production facility, and, as a result, our production of isobutanol could be delayed or we could experience significant cost overruns in comparison to our current estimates of production costs or be unable to produce planned quantities of isobutanol.

In May 2012, we announced that we had commenced start-up operations for the retrofit of the Agri-Energy Facility to isobutanol production. However, technical completion of the retrofit and the initial shipments of isobutanol from the Agri-Energy Facility are not expected until the third quarter of 2012 and we expect that production volumes during start-up operations will be lower than the projected nameplate capacity for isobutanol production at the facility. We project that the Agri-Energy Facility will be able to produce isobutanol at a run rate of approximately one million gallons per month by the end of 2012 and will reach full production capacity run rates by the end of 2013. However, we may encounter unexpected production challenges during the completion of the retrofit and the projected ramp up in production rates. Any such production challenges may prevent us from producing significant quantities of isobutanol or may significantly increase our cost to produce isobutanol.

While we have designed the retrofit of the Agri-Energy Facility to allow the capability to switch between isobutanol and ethanol production, which may, subject to regulatory factors and depending on market conditions, mitigate certain significant risks associated with start-up operations for isobutanol production, there can be no assurance that we will be able to revert to ethanol production. Even if we are able to revert to ethanol production, the facility may produce ethanol less efficiently or in lower volumes than it did prior to the retrofit and such ethanol production may not generate positive economic returns. If we are unable to produce isobutanol at the volumes, rates and costs that we expect and are unable to revert back to ethanol production at full capacity, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

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

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced commercial volumes of isobutanol. While we have produced isobutanol using our biocatalysts at the demonstration facility and at the Agri-Energy Facility, such production was not at full scale. We have focused the majority of our research and development efforts on producing isobutanol from dextrose and challenges remain in achieving substantial production volumes with other sugars, like corn mash. The risk of contamination and other problems rise as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and we have no experience storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

Prior to the Agri-Energy Facility retrofit, which is currently underway, neither we nor ICM had ever built (through retrofit or otherwise) or operated a commercial isobutanol facility. We assume that we understand how the engineering and process characteristics of the one MGPY demonstration facility will scale up to larger facilities, but these assumptions may prove to be incorrect. Accordingly, we cannot be certain that we can manufacture isobutanol in an economical manner in commercial quantities. If our costs to build large-scale commercial isobutanol facilities are significantly higher than we expect or if we fail to manufacture isobutanol economically on a commercial scale or in commercial volumes, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

Even if we successfully identify a facility suitable for efficient retrofitting, we may not be able to acquire access to such facility in a timely manner, if at all. The owners of the ethanol facility may reach an agreement with another party, refuse to consider a joint venture, acquisition or lease, or demand more or different consideration than we are willing to provide. In particular, if the profitability of ethanol production increases, plant owners may be less likely to consider modifying their production, and thus may be less willing to negotiate with us or agree to allow us to retrofit their facilities for isobutanol production. We may also find that it is necessary to offer special terms, incentives and/or rebates to owners of ethanol facilities that allow us to access and retrofit their facilities before our production technology has been proven on a commercial scale. Even if the owners of a facility are interested in reaching an agreement that grants us access to the plant, negotiations may take longer or cost more than we expect, and we may never achieve a final agreement. Further, we may not be able to raise capital on acceptable terms, or at all, to finance our joint venture, acquisition, participation or lease of facilities.

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

Once we acquire access to ethanol facilities, we may be unable to successfully retrofit them to produce isobutanol, or we may not be able to retrofit them in a timely and cost-effective manner.

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

No two ethanol facilities are exactly alike, and each retrofit will require individualized engineering and design work. There is no guarantee that we or any contractor we retain will be able to successfully design a commercially viable retrofit, or properly complete the retrofit once the engineering plans are completed. Prior to the Agri-Energy Facility retrofit, which is currently underway, neither we nor ICM had ever built, via retrofit or otherwise, a full-scale commercial isobutanol facility. Despite our experience with the retrofit of the Agri-Energy Facility, our estimates of the capital costs that we will need to incur to retrofit a commercial-scale ethanol facility may prove to be inaccurate, and each retrofit may cost materially more to engineer and build than we currently anticipate. For example, our estimates assume that each plant we retrofit will be performing at full production capacity, and we may need to expend substantial sums to repair underperforming facilities prior to retrofit.

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

Though our retrofit design for the Agri-Energy Facility includes the capability to switch between isobutanol and ethanol production, we may be unable to successfully revert to ethanol production after we begin retrofit of an ethanol facility, or the facility may produce ethanol less efficiently or in lower volumes than it did before the retrofit. In addition, we may be unable to secure the necessary regulatory approvals and permits to switch between isobutanol and ethanol production in a timely manner, or at all. Thus, if we fail to achieve commercial levels of isobutanol production at a retrofitted facility, we may be unable to rely on ethanol production as an alternative revenue source, which could have a material adverse effect on our prospects.

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

We have very limited experience operating a commercial ethanol facility and no experience operating a commercial isobutanol facility. Accordingly, we may encounter significant difficulties operating at a commercial scale. We believe that our future facilities will, like the Agri-Energy Facility, be able to continue producing ethanol during much of the retrofit process. We will need to successfully administer and manage this production. Though ICM and the employees of Agri-Energy and Redfield are experienced in the operation of ethanol facilities, and our future development partners or the entities that we acquire may likewise have such experience, we may be unable to manage ethanol-producing operations, especially given the possible complications associated with a simultaneous retrofit. Once we complete a commercial retrofit, operational difficulties may increase, because neither we nor anyone else has experience operating a pure isobutanol fermentation facility at a commercial scale. The skills and knowledge gained in operating commercial ethanol facilities or small-scale isobutanol plants may prove insufficient for successful operation of a large-scale isobutanol facility, and we may be required to expend significant time and money to develop our capabilities in isobutanol facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

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

We may have difficulty adapting our technology to commercial-scale fermentation, which could delay or prevent our commercialization of isobutanol.

While we have succeeded, at the demonstration plant, in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield, we have not accomplished this in a commercial plant environment. We are currently optimizing our yeast biocatalyst in anticipation of its integration into commercial facilities, but this process, if it succeeds at all, may take longer or cost more than expected. Our yeast biocatalyst may not be able to meet the commercial performance targets at a commercial-scale retrofitted plant in a timely manner, or ever. In addition, the risk of contamination and other problems may increase at commercial-scale isobutanol production facilities, which could negatively impact our cost of production. If we encounter difficulties in scaling up our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We may have difficulties gaining market acceptance and successfully marketing our isobutanol to customers, including chemical producers and refiners.

A key component of our business strategy is to market our isobutanol to chemical producers and refiners. We have no experience marketing isobutanol on a commercial scale and we may fail to successfully negotiate marketing agreements in a timely manner or on favorable terms. If we fail to successfully market our isobutanol to refiners and chemical producers, our business, financial condition and results of operations will be materially adversely affected.

We also intend to market our isobutanol to chemical producers for use in making various chemicals such as isobutylene, a type of butene that can be produced through the dehydration of isobutanol. Although a significant market currently exists for isobutylene produced from petroleum, which is widely used in the production of plastics, specialty chemicals, alkylate for gasoline blending and high octane aviation fuel, no one has successfully created isobutylene on a commercial scale from bio-based isobutanol. Therefore, to gain market acceptance and successfully market our isobutanol to chemical producers, we must show that our isobutanol can be converted into isobutylene at a commercial scale. As no company currently dehydrates commercial volumes of isobutanol into isobutylene, we must demonstrate the large-scale feasibility of the process and reach agreements with companies that are willing to invest in the necessary dehydration infrastructure. Failure to reach favorable agreements with these companies, or the inability of their plants to convert isobutanol into isobutylene at sufficient scale, will slow our development in the chemicals market and could significantly affect our profitability.

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

There are various third-party certification organizations, such as ASTM International (“ASTM”) and Underwriters’ Laboratories, Inc., involved in standard-setting regarding the transportation, dispensing and use of liquid fuel in the U.S. and abroad. These organizations may change the current standards and additional requirements may be enacted that could prevent or delay approval of our products. The process of seeking required approvals and the continuing need for compliance with applicable standards may require the expenditure of substantial resources, and there is no guarantee that we will satisfy these standards in a timely manner, if ever.

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

We are in negotiations, facilitated by the Air Transport Association of America (“ATA”) with several major passenger and cargo airlines for potential commitments by several ATA member airlines to purchase jet fuel manufactured by third parties from our isobutanol. Jet fuels must meet various statutory and regulatory requirements before they may be used in commercial aviation. In the U.S., the use of specific jet fuels is regulated by the Federal Aviation Administration (“FAA”). Rather than directly approving specific fuels, the FAA certifies individual aircraft for flight. This certification includes authorization for an aircraft to use the types of fuels specified in its flight manual. To be included in an aircraft’s flight manual, the fuel must meet standards set by ASTM. The current

ASTM requirements do not permit the use of jet fuel derived from isobutanol, and we will need to give ASTM sufficient data to justify creating a new standard applicable to alcohol-to-jet (“ATJ”). Though our work testing isobutanol-based ATJ with the U.S. Air Force Research Laboratory has provided us with data we believe ASTM will take into consideration, the process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations will require the expenditure of substantial resources. Failure to obtain regulatory approval in a timely manner, or at all, could have a significant negative effect on our operations.

We may be unable to successfully negotiate final, binding terms related to our current non-binding isobutanol supply and distribution agreements, which could harm our commercial prospects.

We have engaged in negotiations with a number of companies, and have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including LANXESS, Toray Industries, United Airlines and TOTAL PETROCHEMICALS. However, as of June 30, 2012, we are not party to any final, definitive supply or distribution agreements for our isobutanol, other than our exclusive supply agreement with LANXESS, our international off-take and distribution agreement with Sasol, our commercial off-take agreement with Mansfield, our joint development agreement with Toray Industries and our contract from the Defense Logistics Agency. We may be unable to negotiate final terms with other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, as we have yet to produce or supply commercial volumes of isobutanol to any customer, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

Our isobutanol may encounter physical or regulatory issues, which could limit its usefulness as a fuel blendstock.

In the fuel blendstock market, isobutanol can be used in conjunction with, or as a substitute for, ethanol and other widely-used fuel oxygenates, and we believe our isobutanol will be physically compatible with typical gasoline engines. However, there is a risk that under actual engine conditions, isobutanol will face significant limitations, making it unsuitable for use in high percentage gasoline blends. Additionally, current regulations limit fuel blends to low percentages of isobutanol, and also limit combination isobutanol-ethanol blends. Government agencies may maintain or even increase the restrictions on isobutanol fuel blends. As we believe that the potential to use isobutanol in higher percentage blends than is feasible for ethanol will be an important factor in successfully marketing isobutanol to refiners, a low blend wall could significantly limit commercialization of isobutanol as a fuel blendstock.

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

Most of the ethanol plants we initially plan to retrofit use dry-milled corn as a feedstock. We plan to sell, as animal feed, the isobutanol distiller’s grains (“iDGs™”) left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs™ into animal feed through a self-assessed Generally Regarded As Safe process via third party scientific review. In order to improve the value of our iDGs™, we are also in the process of obtaining U.S. Food and Drug Administration (“FDA”) approval for the marketing of our iDGs™. We believe obtaining FDA approval will increase the value of our iDGs™ by offering customers of our iDGs™ further assurance of the safety of our iDGs™. FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. If FDA approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs™, our net cost of production will increase, which may hurt our operating results.

Our development strategy relies heavily on our relationship with ICM.

We rely heavily upon our relationship with ICM. In October 2008, we entered into a development agreement and a commercialization agreement with ICM, each of which has since been amended. Pursuant to the terms of the development agreement, ICM engineers helped us install the equipment necessary to test and develop our isobutanol fermentation process at ICM’s one MGPY ethanol demonstration facility, and ICM agreed to assist us in running and maintaining the converted plant. We have been using the demonstration plant to improve our biocatalysts and to develop processes for commercial-scale production of isobutanol. Under the commercialization agreement, as amended, ICM serves as our exclusive engineering, procurement and construction (“EPC”) contractor for the retrofit of ethanol plants, and we serve as ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars. In August 2011, we entered into a work agreement with ICM. Pursuant to the terms of the work agreement, ICM provides EPC services for the retrofit of ethanol plants.

Because ICM has designed a significant number of the current operating ethanol production facilities in the U.S., we believe that our exclusive alliance with ICM will provide us with a competitive advantage and allow us to more quickly achieve commercial-scale production of isobutanol. However, ICM may fail to fulfill its obligations to us under our agreements and under certain circumstances, such as a breach of confidentiality by us, can terminate the agreements. In addition, ICM may assign the agreements without our consent in connection with a change of control. Since adapting our technology to commercial-scale production of isobutanol and then retrofitting ethanol plants to use our technology is a major part of our commercialization strategy, losing our exclusive alliance with ICM would slow our technological and commercial development. It could also force us to find a new contractor with less experience than ICM in designing and building ethanol plants, or to invest the time and resources necessary to retrofit plants on our own. Such retrofits may be less successful than if performed by ICM engineers, and retrofitted plants might operate less efficiently than expected. This could substantially hinder our ability to expand our production capacity, and could severely impact our performance. If ICM fails to fulfill its obligations to us under our agreements and our competitors obtain access to ICM’s expertise, our ability to realize continued development and commercial benefits from our alliance could be affected. Accordingly, if we lose our exclusive alliance with ICM, if ICM terminates or breaches its agreements with us, or if ICM assigns its agreements with us to a competitor of ours or to a third party that is not willing to work with us on the same terms or commit the same resources, our business and prospects could be harmed.

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

To date, we have funded our operations primarily through equity offerings, issuances of debt, and borrowings under our secured debt financing arrangements. Based on our current plans and expectations, we will require additional funding to achieve our goal of producing and selling approximately 350 million gallons of isobutanol in 2015. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending against claims by others that we may be violating their intellectual property rights, including the current litigation with Butamax, may be significant. Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

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

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations are described in our Annual Report on Form 10-K, as amended, and other reports that we have filed with the SEC. Accordingly, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

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

Fluctuations in petroleum prices and customer demand patterns may reduce demand for biofuels and bio-based chemicals.

We anticipate marketing our biofuel as an alternative to petroleum-based fuels. Therefore, if the price of oil falls, any revenues that we generate from biofuel products could decline, and we may be unable to produce products that are a commercially viable alternative to petroleum-based fuels. Additionally, demand for liquid transportation fuels, including biofuels, may decrease due to economic conditions or otherwise. We will encounter similar risks in the chemicals industry, where declines in the price of oil may make petroleum-based hydrocarbons less expensive, which could reduce the competitiveness of our bio-based alternatives.

Changes in the prices of distiller’s grains and iDGs™ could have a material adverse effect on our financial condition.

From September 2010 through May 2012, we sold distiller’s grains as a co-product from the production of ethanol at the Agri-Energy Facility in Luverne, Minnesota and we may sell distiller’s grains produced by other ethanol facilities that we acquire in the future. We also plan to sell the iDGs™ that will be produced as a co-product of our commercial isobutanol production. Distiller’s grains and iDGs™ compete with other animal feed products, and decreases in the prices of these other products could decrease the demand for and price of distiller’s grains and iDGs™. Additionally, we have not yet produced commercial iDGs™ and, as such, there is a risk that our iDGs™ may not meet market requirements. If the price of distiller’s grains and iDGs™ decreases or our iDGs™ do not meet market requirements, our revenue from the sale of distiller’s grains and iDGs™ could suffer, which could have a material adverse effect on our financial condition.

To the extent that we produce ethanol at accessed plants before commencing isobutanol production, we will be vulnerable to fluctuations in the price of and cost to produce ethanol.

We believe that, like the Agri-Energy Facility, the other ethanol production facilities we access will continue to produce ethanol during most of the retrofit process. In most cases, we expect to obtain income from this ethanol production. Our earnings from ethanol revenue will be dependent on the price of, demand for and cost to produce ethanol. Decreases in the price of ethanol, whether caused by decreases in gasoline prices, changes in regulations, seasonal fluctuations or otherwise, will reduce our revenues, while increases in the cost of production will reduce our margins. Many of these risks, including fluctuations in feedstock costs and natural gas costs, are identical to risks we will face in the production of isobutanol. To the extent that ethanol production costs increase or price decreases, earnings from ethanol production could suffer, which could have a material adverse effect on our business.

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

Additionally, like the ethanol facilities that we retrofit, our isobutanol plants will emit greenhouse gases. Any changes in state or federal emissions regulations, including the passage of cap-and-trade legislation or a carbon tax, could limit our production of isobutanol and iDGs™ and increase our operating costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions involve numerous risks, including problems integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core business, adverse effects on existing business relationships with current and/or prospective partners, customers and/or suppliers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. Other than our acquisition of Agri-Energy, we have not engaged in acquisitions in the past, and do not have experience in managing the integration process. Therefore, we may not be able to successfully integrate any businesses, assets, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. The integration process could divert management time from focusing on operating our business, result in a decline in employee morale and cause retention issues to arise from changes in compensation, reporting relationships, future prospects or the direction of the business. In addition, we may acquire companies that have insufficient internal financial controls, which could impair our ability to integrate the acquired company and adversely impact our financial reporting. If we fail in our integration efforts with respect to acquisitions and are unable to efficiently operate as a combined organization, our business, financial condition and results of operations may be materially adversely affected.

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

Our business is complex and we intend to target a variety of markets. Therefore, it is critical that our management team and employee workforce are knowledgeable in the areas in which we operate. The loss of any key members of our management, including our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the advanced biofuels area, or due to the limited availability of personnel with the qualifications or experience necessary for our renewable chemicals and advanced biofuels business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our partners and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. Additionally, certain changes in our management could trigger an event of default under the Amended Agri-Energy Loan Agreement, and we could be forced to pay the outstanding balance of the loan(s) in full. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of June 30, 2012, we exclusively licensed rights to 101 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 329 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only nine of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

Our commercial success also depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products and business. We cannot be certain that patents have not or will not issue to third parties that could block our ability to obtain patents or to operate our business as we would like, or at all. There may be patents in some countries that, if valid, may block our ability to commercialize products in those countries if we are unsuccessful in circumventing or acquiring rights to these patents. There may also be claims in patent applications filed in some countries that, if granted and valid, may also block our ability to commercialize products or processes in these countries if we are unable to circumvent or license them.

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

Under some of our research agreements, our partners share joint rights in certain intellectual property we develop. For example, under our development agreement with ICM, we have exclusive rights to all intellectual property developed within the defined scope of the project, but all other intellectual property developed pursuant to the agreement is to be jointly owned. Such provisions may limit our ability to gain commercial benefit from some of the intellectual property we develop, and may lead to costly or time-consuming disputes with parties with whom we have commercial relationships over rights to certain innovations.

If any other party has filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference, derivation or other proceedings declared by the United States Patent and Trademark Office to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, such a proceeding may result in the loss of certain claims. Even successful outcomes of such proceedings could result in significant legal fees and other expenses, diversion of management time and efforts and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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

Some of our research has been funded by grants from U.S. government agencies. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents and technical data, generally including, at a minimum, a nonexclusive license authorizing the government to use the invention or technical data for noncommercial purposes. U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions will normally be subject to government license rights, periodic progress reporting, foreign manufacturing restrictions and march-in rights. March-in rights refer to the right of the U.S. government, under certain limited circumstances, to require us to grant a license to technology developed under a government grant to a responsible applicant or, if we refuse, to grant such a license itself. March-in rights can be triggered if the government determines that we have failed to work sufficiently towards achieving practical application of a technology or if action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. If we breach the terms of our grants, the government may gain rights to the intellectual property developed in our related research. The government’s rights in our intellectual property may lessen its commercial value, which could adversely affect our performance.

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

Third parties, including our contract manufacturers, customers and those involved in shipping our biocatalysts, may have custody or control of our biocatalysts. If our biocatalysts, or the genes that code for our biocatalysts, were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce these biocatalysts for their own commercial gain. If this were to occur, it would be difficult for us to discover or challenge this type of use, especially in countries with limited intellectual property protection.

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

We may face substantial competition in the markets for isobutanol, plastics, fibers, rubber, other polymers and hydrocarbon fuels. Our competitors include companies in the incumbent petroleum-based industry as well as those in the nascent biorenewable industry. The incumbent petroleum-based industry benefits from a large established infrastructure, production capability and business relationships. The incumbents’ greater resources and financial strength provide significant competitive advantages that we may not be able to overcome in a timely manner. Academic and government institutions may also develop technologies, which will compete with us in the chemicals, solvents and blendstock markets.

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

In the production of isobutanol, we face competition from DuPont, which has announced plans to develop and market isobutanol through Butamax, a joint venture with BP. Additionally, a number of companies including Cathay Industrial Biotech, Ltd., Green Biologics Ltd., METabolic Explorer, S.A., TetraVitae Bioscience, Inc. and Cobalt Technologies, Inc. are developing n-butanol production capability from a variety of renewable feedstocks.

In the plastics, fibers, rubber and other polymers markets, we face competition from incumbent petroleum-derived products, other renewable isobutanol producers and renewable n-butanol producers. Our competitive position versus the incumbent petroleum-derived products and other renewable butanol producers may not be favorable. Petroleum-derived products have dominated the market for many years and there is substantial existing infrastructure for production from petroleum sources, which may impede our ability to establish a position in these markets. Other isobutanol and n-butanol companies may develop technologies that prove more effective than our isobutanol production technology, or such companies may be more adept at marketing their production. Additionally, one small company in France, Global Bioenergies, S.A., is pursuing the production of isobutylene from renewable carbohydrates directly. Since conversion of isobutanol to butenes such as isobutylene is a key step in producing many plastics, fibers, rubber and other polymers from our isobutanol, this direct production of renewable isobutylene, if successful, could limit our opportunities in these markets.

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

In the production of other cellulosic biofuels, key competitors include Shell Oil Company, BP, DuPont-Danisco Cellulosic Ethanol LLC, Abengoa Bioenergy, S.A., POET, LLC, ICM, Mascoma Corporation, Range Fuels Inc., Inbicon A/S, INEOS New Planet BioEnergy LLC, Coskata, Inc., Archer Daniels Midland Company, BlueFire Ethanol, Inc., KL Energy Corporation, ZeaChem Inc., Iogen Corporation, Qteros, Inc., AE Biofuels, Inc. and many smaller start-up companies. If these companies are successful in establishing low cost cellulosic ethanol or other fuel production, it could negatively impact the market for our isobutanol as a gasoline blendstock.

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

Biofuels companies may also provide substantial competition in the hydrocarbon fuels market. With respect to production of renewable gasoline, biofuels competitors are numerous and include both large established companies and numerous start-ups. For example, Virent Energy Systems, Inc. has developed a process for making gasoline and gasoline blendstocks and Kior, Inc. has developed a technology platform to convert biomass into renewable crude oil. Many other competitors may do so as well. In the jet fuel market, we will face competition from companies such as Synthetic Genomics, Inc., Solazyme, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation that are pursuing production of jet fuel from algae-based technology. LS9, Inc. (“LS9”) and others are also targeting production of jet fuels from renewable biomass. We may also face competition from companies working to produce jet fuel from hydrogenated fatty acid methyl esters. In the diesel fuels market, competitors such as Amyris Inc. and LS9 have developed technologies for production of alternative hydrocarbon diesel fuel.

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

The terms of the Amended Agri-Energy Loan Agreement and the indenture governing the Notes may restrict our ability to engage in certain transactions.

In August 2010, we entered into the Original Agri-Energy Loan Agreement under which our wholly owned subsidiary, Gevo Development, borrowed $12.5 million to finance its acquisition of Agri-Energy. In October 2011, the Original Agri-Energy Loan Agreement was amended to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of Agri-Energy Facility to produce isobutanol. Pursuant to the terms of the Amended Agri-Energy Loan Agreement, we cannot engage in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of TriplePoint. If TriplePoint does not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan in full. As of July 5, 2012, the aggregate outstanding principal and final payments under the Amended Agri-Energy Loan Agreement was approximately $29.4 million.

With respect to the Notes, if a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a fundamental change occurs prior to the maturity date of Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such fundamental change. In addition, the indenture governing the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

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

We currently engage in hedging transactions to offset some of the effects of volatility in commodity prices. We expect to engage in similar transactions once we begin commercial isobutanol production. We generally follow a policy of using exchange-traded futures contracts to reduce our net position in agricultural commodity inventories and forward cash purchase contracts to manage price risk. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging exposes us to the risk that the other party to a hedging contract defaults on its obligation. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of isobutanol, distiller’s grains, iDGs™ or ethanol. Losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. We may have experienced one or more ownership changes in prior years, and the issuance of shares in connection with our initial public offering may itself have triggered an ownership change; hence, our ability to utilize our net operating losses to offset income if we attain profitability may be limited. In addition, these loss carry-forwards expire at various times over the next 20 years. We believe that it is more likely than not that these carry-forwards will not result in any material future tax savings.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of June 30, 2012. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning Our Securities.

We incurred significant indebtedness when we sold the Notes and we may incur additional indebtedness in the future. The indebtedness created by the sale of the Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of July 5, 2012, the aggregate outstanding principal and final payments under the Amended Agri-Energy Loan from TriplePoint was approximately $29.4 million. In addition, we incurred $45 million of senior indebtedness when we sold the Notes in July 2012. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness, the Notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the Notes and such other indebtedness to accelerate the maturity of the Notes and such other indebtedness and could cause defaults under the Notes and such other indebtedness. Any default under the Notes or such other indebtedness could have a material adverse effect on our business, results of operations and financial condition.

We may incur substantially more debt or take other actions which would intensify the risks discussed above.

We and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indenture governing the Notes. Under the terms of the indenture governing the Notes, we will not be restricted from incurring additional debt, securing future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes and that could have the effect of diminishing our ability to make payments on the Notes when due. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning our Securities” section could intensify.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value. We expect that the trading value of the Notes will be significantly affected by the price of our common stock.

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $26.36 and a low of $3.57. The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the market price of the Notes. This may result in significantly greater volatility in the trading value of the Notes than would be expected for nonconvertible debt securities we may issue.

We cannot predict whether the price of our common stock or interest rates will rise or fall. A variety of factors may have a significant effect on our stock price, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash and cash equivalents;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our partners or our competitors;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	litigation involving us, our general industry or both;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•

changes in existing laws, regulations and policies applicable to our business and products, including the Renewable Fuel Standard (“RFS”) program, and the adoption of or failure to adopt carbon emissions regulation;

•	announcements or expectations of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock, regardless of our operating performance, and cause the value of your investment to decline. Because the Notes are convertible into our common stock, volatility or depressed prices of our common stock could have an adverse effect on the trading price of the Notes. Holders who receive common stock upon conversion of the Notes also will be subject to the risk of volatility and depressed prices of our common stock. In addition, the existence of the Notes may encourage short selling in our common stock by market participants because the conversion of the Notes could depress the price of our common stock.

Additionally, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The price of our common stock also could be affected by possible sales of common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock that we expect to develop as a result of the issuance of the Notes. The hedging or arbitrage could, in turn, affect the trading prices of the Notes, or any common stock that holders receive upon conversion of the Notes.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Stockholders as of July 31, 2012 who own more than 5% of our outstanding common stock, which consists of eight stockholders, beneficially own, collectively, approximately 61% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In addition, as of June 30, 2012, there were 3,300,936 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

We registered 6,751,194 shares of common stock, which are reserved for issuance under our stock incentive plans and our employee stock purchase plan. These shares can be freely sold in the public market upon issuance and once vested.

We may not have the ability to pay interest on the Notes or to repurchase or redeem the Notes.

The Notes bear interest at a rate of 7.5% per year, payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing in 2013. If a fundamental change occurs, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. If we elect to redeem the Notes prior to their maturity, the redemption price of any Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Notes, to repurchase or redeem the Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay the interest on the Notes, to repurchase or redeem the Notes or to pay cash upon conversion of the Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Notes, even if such action would be in our best interests, may result in a default under the agreements governing our current indebtedness with TriplePoint unless we are able to obtain TriplePoint’s consent prior to the taking of such action.

Our failure to repurchase tendered Notes at a time when the repurchase is required by the indenture would constitute a default under the Notes and would permit holders of the Notes to accelerate our obligations under the Notes. Such default may also lead to a default under the agreements governing any of our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of our indebtedness, obtain additional financing, reduce expenditures or sell assets that we deem necessary to our business. We cannot assure you that any of these measures would be possible or that any additional financing could be obtained on favorable terms, or at all. The inability to obtain additional financing on commercially reasonable terms could have a material adverse effect on our financial condition, which could cause the value of your investment to decline.

Future issuances of our common stock or instruments convertible into our common stock, including in connection with conversions of Notes, and hedging activities by holders of the Notes may materially and adversely affect the price of our common stock and the Notes.

Other than lock-up provisions that apply through September 27, 2012, we are not restricted from issuing additional shares of our common stock or other instruments convertible into our common stock. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Notes may dilute the ownership interests of existing stockholders, and any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Moreover, the anticipated conversion of the Notes into shares of our common stock could depress the trading price of our common stock.

If a holder of our Notes elects to convert some or all of their Notes on or after January 1, 2013 and prior to July 1, 2017, such holder will be entitled to receive a coupon make-whole payment for the Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the coupon make-whole payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Given that the agreements governing our secured indebtedness with TriplePoint prohibit us from paying, repurchasing or redeeming the Notes or making cash payments in respect of the coupon make-whole amount upon a conversion, we may be unable to make such payment in cash. If we elect to issue our common stock for such payment, this may cause significant additional dilution to our existing stockholders.

The price of our common stock also could be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to develop involving our common stock by holders of the Notes.

We may not be permitted, by the agreements governing our secured indebtedness, to repurchase the Notes.

If a fundamental change occurs, the holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date. However, the agreements governing our secured indebtedness with TriplePoint prohibit us from paying, repurchasing or redeeming the Notes or any amounts payable in connection with a fundamental change or at our option. In the event that a fundamental change occurs at a time when we are prohibited from repurchasing the Notes, we would need to seek the consent of TriplePoint to repurchase the Notes from the holders or we would otherwise be risking an event of default under our agreements with TriplePoint. If we were to not obtain such a consent, compliance with the terms of the Notes would trigger an event of default under our indebtedness with TriplePoint.

Although the Notes are referred to as “senior notes,” the Notes are unsecured and are effectively subordinated to our secured indebtedness and effectively subordinated to all liabilities of our subsidiaries from time to time outstanding.

The Notes are obligations only of Gevo, Inc. and are to be guaranteed by our subsidiaries or secured by any of our or their properties or assets. The Notes are effectively subordinated to all of our existing and future secured indebtedness and effectively subordinated to all existing and future liabilities of our subsidiaries, including trade payables. Our subsidiaries are separate legal entities and have no obligation to pay any amounts due pursuant to the Notes. Our subsidiaries conduct a significant amount of our business, and may incur significant liabilities in connection with such business. As of July 5, 2012, our subsidiaries had indebtedness and other obligations in the principal amount of approximately $29.4 million. These amounts of indebtedness structurally rank senior to the Notes.

In any liquidation, dissolution, bankruptcy or other similar proceeding, holders of our secured debt may assert rights against any assets securing such debt in order to receive full payment of the debt before those assets may be used to pay the holders of the Notes. In such an event, we may not have sufficient assets remaining to pay amounts due on any or all of the Notes. At July 5, 2012, on a consolidated basis, we had approximately $29.4 million in aggregate principal amount of secured indebtedness outstanding. In addition, our senior secured indebtedness to TriplePoint prohibits us from making payments on the Notes that are not regularly scheduled payments.

We have made only limited covenants in the indenture for the Notes, and these limited covenants may not protect the value of your investment.

The indenture for the Notes does not:

•

require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, does not protect holders of the Notes in the event that we experience significant adverse changes in our financial condition or results of operations;

•	limit our subsidiaries’ ability to incur indebtedness that would effectively rank senior to the Notes;

•	limit our ability to incur secured indebtedness that would effectively rank senior to the Notes or indebtedness that is equal in right of payment to the Notes;

•	restrict our subsidiaries’ ability to issue securities that would be senior to the common stock of our subsidiaries held by us;

•	restrict our ability to repurchase our securities;

•	restrict our ability to pledge our assets or those of our subsidiaries; or

•	restrict our ability to make investments or to pay dividends or make other payments in respect of our common stock or other securities ranking junior to the Notes.

Furthermore, the indenture for the Notes contains only limited protections in the event of a change in control. We could engage in many types of transactions, such as acquisitions, refinancings or recapitalizations, that could substantially affect our capital structure and the value of the Notes and our common stock but would not constitute a “fundamental change” that permits holders to require us to repurchase their Notes.

Holders of Notes are not entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to such rights.

Holders of Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but holders of Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to a holder’s conversion of its Notes, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock that result from such amendment.

The adjustment to the conversion rate for Notes converted in connection with a make-whole fundamental change may not adequately compensate holders of the Notes for the lost option value of the Notes as a result of such transaction.

If a make-whole fundamental change occurs prior to maturity of the Notes, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction constituting the make-whole fundamental change becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. The adjustment to the conversion rate for Notes converted in connection with a make-whole fundamental change may not adequately compensate holders of the Notes for any lost value of the Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $20.00 per share or less than $4.95 per share (in each case, subject to adjustment), no adjustment will be made to the conversion rate.

Our obligation to increase the conversion rate upon the occurrence of a make-whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.

The conversion rate of the Notes may not be adjusted for all dilutive events.

The conversion rate of the Notes is subject to adjustment for certain events, including, but not limited to, the issuance of stock dividends on our common stock, the issuance of certain rights, options or warrants, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock or securities convertible or exercisable into common stock, that may adversely affect the trading price of the Notes or the consideration issued upon conversion thereof. An event that adversely affects the value of the Notes may occur, and that event may not result in an adjustment to the conversion rate.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Notes.

Upon the occurrence of a fundamental change, holders have the right to require us to repurchase their Notes. However, the fundamental change provisions will not afford protection to holders of Notes in the event of other transactions that could adversely affect the Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the Notes. In the event of any such transaction, holders would not have the right to require us to repurchase their Notes, even though each of these transactions could increase the amount of our indebtedness or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the value of the Notes.

Holders of the Notes may not be able to accelerate the maturity of the Notes if we fail to make our SEC filings in a timely manner.

The indenture governing the Notes requires us to furnish our SEC filings to the trustee no more than 15 days after the date on which we would have been required to file them with the SEC. The indenture also requires us to comply with certain filing requirements as set forth in the Trust Indenture Act of 1939, as amended. However, the indenture does not require us to file any such reports on a timely basis with the SEC. Accordingly, holders of Notes may not be able to accelerate the maturity of the Notes if we fail to make our SEC filings in a timely manner.

We cannot assure you that an active trading market will be maintained for the Notes. You may be unable to sell your Notes at the price you desire or at all.

We do not intend to apply for listing of the Notes on any securities exchange or to arrange for quotation on any interdealer quotation system. We have been informed by the underwriters that purchased the Notes that they intend to make a market in the Notes. However, the underwriters may cease their market-making in their sole discretion at any time without notice. In addition, the liquidity of the trading market in the Notes, and the market price quoted for these Notes, may be adversely affected by, among other things:

•	changes in the overall market for debt securities;

•	changes in our financial performance or prospects;

•	the prospects for companies in our industry generally;

•	the number of holders of the Notes;

•	the interest of securities dealers in making a market for the Notes;

•	the time remaining to the maturity of the Notes;

•	the outstanding amount of the Notes;

•	the market price and volatility of our common stock; and

•	prevailing interest rates.

Historically, the market for convertible debt has been subject to disruptions that have caused volatility in prices. It is possible that the market for the Notes will be subject to disruptions that may have a negative effect on holders of the Notes, regardless of our operating results, financial performance or prospects.

As a result, we cannot assure you that an active trading market will be maintained for the Notes. If an active trading market is not maintained, the market price and liquidity of the Notes may be adversely affected. In that case, investors in the Notes may not be able to sell the Notes at a particular time or at a favorable price.

Any adverse rating of the Notes may cause their trading price to fall.

We do not intend to seek a rating on the Notes. However, if a rating service were to rate the Notes and if such rating service were to lower its rating on the Notes below the rating initially assigned to the Notes or otherwise announce its intention to put the Notes on credit watch, the trading price of the Notes could decline.

Developments in the convertible debt markets may adversely affect the market value of the Notes.

We expect that many investors in, and potential purchasers of, the Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the common stock underlying the Notes and dynamically adjusting their short position while they hold the Notes. As a result, any specific rules regulating short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales in our common stock could adversely affect the ability of investors in, or potential purchasers of, the Notes to conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the Notes. This could, in turn, adversely affect the market price and liquidity of the Notes.

Holders of the Notes may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Notes even if they do not receive a corresponding cash distribution.

The conversion rate of the Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, holders of the Notes may be deemed to have received a dividend subject to U.S. federal income tax even if they have not received any cash. In addition, a failure to adjust (or to adequately adjust) the conversion rate after an event that increases a Note holder’s proportionate interest in our assets and earnings could be treated as a deemed taxable dividend to the Note holder. If a make-whole fundamental change occurs prior to the maturity date of the Notes, under some circumstances, we will increase the conversion rate for Notes converted in connection with the make-whole fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend.

We are subject to anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of the Company. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws provide for a board of directors that is divided into three classes with staggered three-year terms, provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our board of directors may call a special meeting of the stockholders. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire the Company may be considered beneficial by some stockholders.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our affiliates who held our common stock as of July 31, 2012 together control approximately 34% of our outstanding common stock, with a single stockholder (Khosla Ventures I, L.P. and its affiliates) controlling approximately 18% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline. The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business.

We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline which in turn would likely cause a decline in the value of the Notes. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price and Note price to decline or the trading volume of our common stock to decline.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

Under the terms of our Amended Agri-Energy Loan Agreement with TriplePoint, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement. Agri-Energy is also permitted to make dividends and distributions to Gevo, Inc. for certain defined purposes related to the Notes. Accordingly, even if we decide to pay cash dividends in the future, we may not be able to access cash generated by Agri-Energy if amounts are then outstanding pursuant to the Amended Agri-Energy Loan Agreement. We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On February 14, 2011, we closed our initial public offering. The offer and sale of 8,222,500 shares of our common stock in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168792), which was declared effective by the SEC on February 8, 2011. The principal underwriters of the initial public offering were UBS Securities LLC, Piper Jaffray & Co. and Citigroup Global Markets Inc. We raised approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering costs of $4.3 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). Since April 1, 2011, the approximate point in time where we began to use cash from our initial public offering, we have used $47.4 million in cash for operations, including working capital needs, as well as $42.4 million in cash for acquisition of property, plant and equipment. We have and intend to continue to invest the remaining funds in demand deposit accounts or short-term investment-grade securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not repurchase any shares during the second quarter of 2012. Additionally, there were no sales of unregistered equity securities during the second quarter of 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10

4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7

		Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
4.9	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	001-35073	July 5, 2012	4.1

4.10	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	001-35073	July 5, 2012	4.2

10.1	Amendment No. 1 to Employment Agreement, by and between Gevo, Inc. and Brett Lund, dated April 5, 2012	8-K	001-35073	April 9, 2012	10.1

10.2	Second Amendment to the Plain English Security Agreement, made and entered into as of June 29, 2012, by and among Gevo, Inc. and TriplePoint Capital LLC	8-K	001-35073	July 5, 2012	10.1

10.3	Second Amendment to Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Gevo, Inc. and TriplePoint Capital LLC	8-K	001-35073	July 5, 2012	10.2

10.4	First Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Agri-Energy, LLC and TriplePoint Capital LLC	8-K	001-35073	July 5, 2012	10.3

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

101#	Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.					X

*	Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.

By:	/S/ MARK SMITH
Mark Smith Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 7, 2012