Form 10-Q
period 2012-09-30
Gevo, Inc.
filed 2012-11-02
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of September 30, 2012, 39,408,052 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and for the period from June 9, 2005 (date of inception) to September 30, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and for the period from June 9, 2005 (date of inception) to September 30, 2012 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	72

	Signatures	74

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$91,997	$94,225
Accounts receivable	736	2,938
Inventories	3,798	3,814
Prepaid expenses and other current assets	1,229	1,283
Derivative assets	219	—
Margin deposit	277	474

Total current assets	98,256	102,734
Property, plant and equipment, net	76,836	28,777
Debt issue costs, net	1,900	1,017
Deposits and other assets	1,370	502

Total assets	$178,362	$133,030

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$12,647	$12,440
Current portion of secured debt, net of $902 and $969 discount at September 30, 2012 and December 31, 2011, respectively	8,952	3,491
Derivative liabilities	—	186

Total current liabilities [1]	21,599	16,117
Long-term portion of secured debt, net of $973 and $1,504 discount at September 30, 2012 and December 31, 2011, respectively	17,910	24,752
Convertible notes, net of $15,000 change in fair value of embedded derivative and net of $2,556 discount	27,444	—
Other long-term liabilities	1,518	24

Total liabilities	68,471	40,893

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share; 100,000,000 authorized; 39,408,052 and 26,382,058 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	394	264
Additional paid-in capital	291,667	226,508
Deficit accumulated during development stage	(182,170)	(134,635)

Total stockholders’ equity	109,891	92,137

Total liabilities and stockholders’ equity	$178,362	$133,030

1	Liabilities of Gevo, Inc.’s consolidated subsidiaries for which creditors do not have recourse to the general credit of Gevo, Inc. were $0.7 million and $4.5 million at September 30, 2012 and December 31, 2011, respectively, and are recorded within current liabilities.

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From June 9, 2005 (Date of Inception) To September 30, 2012

	2012	2011	2012	2011
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$17,318	$19,908	$46,748	$98,415
Grant revenue and research and development program revenue	562	188	2,553	572	6,096
Licensing revenue	—	—	—	—	138

Total revenues	562	17,506	22,461	47,320	104,649

Cost of goods sold	6,079	16,232	29,599	45,062	103,633

Gross (loss) margin	(5,517)	1,274	(7,138)	2,258	1,016

Operating expenses
Research and development	5,401	5,211	15,079	13,815	72,298
Selling, general and administrative	13,508	7,587	36,175	20,001	106,500
Other operating expenses	—	—	—	11	1,248

Total operating expenses	18,909	12,798	51,254	33,827	180,046

Loss from operations	(24,426)	(11,524)	(58,392)	(31,569)	(179,030)

Other income (expense)
Interest expense	(2,624)	(798)	(4,161)	(2,541)	(12,740)
Gain from change in fair value of embedded derivative	15,000	—	15,000	—	15,000
Other (expense) income	(1)	17	18	85	739
Change in fair value of warrant liabilities	—	—	—	(29)	(2,852)

Total other income (expense)	12,375	(781)	10,857	(2,485)	147

Net loss	(12,051)	(12,305)	(47,535)	(34,054)	(178,883)
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	—	—	—	(1,094)	(3,872)

Net loss attributable to Gevo, Inc. common stockholders	$(12,051)	$(12,305)	$(47,535)	$(35,148)	$(182,755)

Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	$(0.31)	$(0.48)	$(1.56)	$(1.61)

Weighted-average number of common shares outstanding—basic and diluted	38,547,441	25,870,060	30,374,378	21,866,633

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		From June 9, 2005 (Date of Inception) To September 30, 2012
	2012	2011
Operating Activities
Net loss	$(47,535)	$(34,054)	$(178,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	6,990	4,897	25,536
Depreciation and amortization	2,537	3,372	12,829
Non-cash interest expense	1,698	625	4,779
Gain from change in fair value of derivatives	(405)	(1,414)	(824)
Gain from change in fair value of embedded derivative	(15,000)	—	(15,000)
Loss from change in fair value of warrant liabilities	—	29	2,852
Other non-cash expenses	—	11	364
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	2,202	81	1,263
Inventories	16	(1,209)	(228)
Prepaid expenses and other current assets	2	(535)	(646)
Margin deposit	197	624	615
Deposits and other assets	(117)	—	(207)
Accounts payable, accrued expenses, and long-term liabilities	2,103	1,813	10,870

Net cash used in operating activities	(47,312)	(25,760)	(136,680)

Investing Activities
Acquisitions of property, plant and equipment, net	(50,936)	(3,580)	(67,191)
Other	(647)	—	(700)
Acquisition of Agri-Energy, net of cash assumed	—	—	(24,936)
Restricted certificate of deposit	40	40	(39)

Net cash used in investing activities	(51,543)	(3,540)	(92,866)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Nine Months Ended September 30,		From June 9, 2005 (Date of Inception) To September 30, 2012
	2012	2011
Financing Activities
Proceeds from issuance of secured debt	5,000	—	41,578
Proceeds from issuance of convertible debt, net	42,300	—	42,300
Proceeds from issuance of common stock	61,875	114,704	176,579
Proceeds from issuance of common stock upon exercise of stock options and ESPP	737	21	977
Payments on secured debt	(7,267)	(1,402)	(15,557)
Deposit on long-term debt and other	(154)		(460)
Proceeds from issuance of convertible preferred stock	—	—	86,025
Proceeds from issuance of convertible promissory notes with warrants	—	—	3,000
Proceeds from the exercise of warrants	—	—	592
Debt and equity offering costs	(5,864)	(1,692)	(13,491)

Net cash provided by financing activities	96,627	111,631	321,543

Net (decrease) increase in cash and cash equivalents	(2,228)	82,331	91,997
Cash and cash equivalents
Beginning of period	94,225	15,274	—

Ending of period	$91,997	$97,605	$91,997

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Nine Months Ended September 30,		From June 9, 2005 (Date of Inception) To September 30, 2012
	2012	2011
Supplemental disclosures of cash and non-cash investing and financing transactions
Non-cash purchase of property, plant and equipment	$1,506	$648	$1,506

Warrants issued with secured debt	$120	$—	$1,746

Cash paid for interest, net of interest capitalized	$1,696	$1,766	$6,847

Warrants issued with convertible promissory notes	$—	$—	$505

Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in-capital	$—	$2,063	$2,063

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	$—	$1,094	$3,872

Fixed assets acquired using ICM, Inc. credit	$—	$288	$726

Promissory notes and accrued interest converted to Series C preferred stock	$—	$—	$3,043

Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$—	$—	$1,458

Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$—	$—	$1,000

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business—Gevo, Inc. (together with its subsidiaries, “Gevo” or the “Company”) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005 (“Inception”). Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) on September 18, 2009 to finance and develop biorefineries through joint venture, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company on September 22, 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) on September 22, 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011, and commenced initial start-up operations for the production of isobutanol at this facility in May 2012. The Company expects to conclude initial start-up operations in the second half of 2012. These initial start-up operations included production of initial quantities of isobutanol produced at commercial scale, completion of initial commissioning of new equipment and development of operating discipline at commercial scale. During the 2012 third quarter, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time during which it plans to produce ethanol at the Agri-Energy Facility, based on then current economic conditions for ethanol production while it focuses on optimizing specific parts of its technology to further enhance isobutanol production rates. The Company intends to resume isobutanol production at the Agri-Energy Facility in support of future commercial operations once this work has been completed.

At September 30, 2012, the Company is considered to be in the development stage as its primary activities, since Inception, have been conducting research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial start-up operations for isobutanol production at the Agri-Energy Facility, recruiting personnel and raising capital. Ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

Until May 24, 2012, when the Company commenced initial start-up operations for the production of isobutanol at the Agri-Energy Facility, the Company derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at this facility. Similarly, the Company expects to derive revenue from the sale of ethanol, and distiller’s grains during any period in which the Agri-Energy Facility is temporarily reverted to ethanol production, including the current planned reversion during which the Company will focus on optimizing specific parts of its technology to further enhance isobutanol production rates. However, the production of ethanol is not the Company’s intended business and its future profitability depends on its ability to produce and market isobutanol, not on continued production and sales of ethanol. The historical operating results of Agri-Energy and the operating results reported during the retrofit to isobutanol production, the initial start-up of isobutanol production and any period when the Company may temporarily revert to ethanol production will not be indicative of future operating results for Agri-Energy or Gevo once full-scale commercial isobutanol production commences at this facility. Additionally, because the production of ethanol is not the Company’s intended business, the Company will continue to report as a development stage company until it begins to generate significant revenue from the sale of isobutanol or other products that are or become the Company’s intended business.

Financial Condition—The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three and nine months ended September 30, 2012, the Company incurred a consolidated net loss of $12.1 million and $47.5 million, respectively and had an accumulated deficit of $182.2 million at September 30, 2012. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company has funded its activities since Inception primarily through private placements of convertible preferred stock, the issuance of convertible and nonconvertible debt and proceeds raised through its public offerings. The Company expects to obtain funding through additional equity offerings and issuances of debt until it achieves positive cash flow from operations. The Company’s cash and cash equivalents at September 30, 2012 totaled $92.0 million. Management expects that cash on hand at September 30, 2012, will provide the Company with adequate funding for at least the next 12 months. There are no assurances that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flow from operations. The accompanying unaudited consolidated financial statements do not include any adjustments that may result from the Company’s inability to raise sufficient funds or achieve profitability.

Basis of Presentation—The unaudited consolidated financial statements of the Company (which includes the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2012 and for all periods presented. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “Annual Report”).

The consolidated statements of operations for the three and nine months ended September 30, 2012 and consolidated statements of cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Convertible debt	7,905,000	—	7,905,000	—
Outstanding options to purchase common stock	1,093,026	2,144,815	1,517,605	2,284,221
Warrants to purchase common stock	1,229,998	1,086,785	1,229,998	1,086,785
Unvested restricted common stock	—	—	34,277	50,173

Total	10,228,024	3,231,600	10,686,880	3,421,179

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	September 30, 2012	December 31, 2011
Raw materials
Corn	$1,729	$2,408
Enzymes and other inputs	747	151
Finished goods
Ethanol	—	349
Distiller’s grains	—	17
Work in process	420	456
Spare parts	902	433

Total inventories	$3,798	$3,814

Included in cost of goods sold is depreciation of $0.5 million and $1.6 million during the three and nine months ended September 30, 2012, respectively, and $0.5 million and $1.5 million during the three and nine months ended September 30, 2011, respectively. Depreciation expense included in cost of goods sold from Inception to September 30, 2012 was $4.2 million.

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		September 30, 2012	December 31, 2011
Construction in progress	—	$56,457	$8,403
Plant machinery and equipment	10 years	10,960	10,822
Site improvements	10 years	7,007	6,994
Lab equipment, furniture and fixtures and vehicles	5 years	5,346	4,035
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,393	614
Leasehold improvements, pilot plant, land and support equipment	0 -5 years	2,058	1,759

Total property, plant and equipment		89,361	38,767
Less accumulated depreciation and amortization		(12,525)	(9,990)

Property, plant and equipment, net		$76,836	$28,777

The Company’s construction in progress of $55.6 million is associated with the retrofit of the Agri-Energy Facility. These costs include a number of capital costs that are unique to the design of the Agri-Energy Facility, including equipment necessary to switch between ethanol and isobutanol production, functionality to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Total capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial start-up operations for the production of isobutanol as well as sales tax on equipment and capitalized interest. The Company incurred approximately $21.2 million associated with design features for expanded capacity including the enhanced yeast seed train plus approximately $3.8 million for sales tax and capitalized interest.

The Company capitalized interest incurred in connection with the retrofit of the Agri-Energy Facility during the period of construction through the date it became substantially complete, June 30, 2012. The Company capitalized $1.3 million of incurred interest during 2012.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

5. Derivative Instruments

Forward Purchase and Exchange-Traded Futures Contracts

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

The Company periodically enters into forward purchase contracts for corn to ensure supply and manage the price of this commodity. These transactions are considered to be derivatives and during the year ended December 31, 2011 the Company designated all of its forward purchase contracts for corn under the normal purchase and normal sales scope exception and therefore they were not marked to market during the three and nine months ended September 30, 2011. For new contracts entered into beginning January 1, 2012, the Company did not apply the normal purchase and normal sales scope exception to its forward purchase contracts. Accordingly at September 30, 2012, the Company recorded these contracts at their fair market value which has been included as a component of derivative asset or liability in the consolidated balance sheet. Changes in the fair market value of these contracts during the three and nine months ended September 30, 2012 have been recorded in cost of goods sold in the consolidated statements of operations.

The Company generally follows a policy of using exchange-traded futures contracts to reduce its net position in agricultural commodity inventories and forward purchase contracts to reduce price risk. Exchange-traded futures contracts are valued at market price and are recorded as a derivative asset or liability in the consolidated balance sheet. Changes in market price are recorded in cost of goods sold.

The Company’s derivatives do not include any credit risk related contingent features. At September 30, 2012 and December 31, 2011, the Company had $0.3 million and $0.5 million, respectively, in a margin deposit account for its exchange-traded futures contracts. The Company has not designated any of its derivatives as hedges for financial accounting purposes.

The Company records realized gains or losses on its exchange traded futures contracts as a component of cost of goods of sold. The Company incurred realized losses on its exchange-traded futures contracts of $1.2 million and $0.9 million during the three and nine months ended September 30, 2012, respectively. The Company incurred realized losses on its exchange-traded futures contracts of $0.3 million, $0.8 million and $1.4 million during the three and nine months ended September 30, 2011 and from Inception to September 30, 2012, respectively.

The following table summarizes the unrealized gains/(losses) of the Company’s derivative instruments that were recorded in cost of goods sold in the consolidated statements of operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to September 30, 2012
	2012	2011	2012	2011
Exchange-traded futures contracts	$638	$1,020	$404	$1,775	$866
Forward purchase contracts	$2	$—	$—	$(361)	43

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents the Company’s net short positions of the Company’s derivative instruments (in thousands).

Year of Expiration	September 30, 2012 Corn Net Short Position Bushels	December 31, 2011 Corn Net Short Position Bushels
2012	81	77

Convertible Notes

In July 2012, the Company issued 7.5% convertible senior notes due 2022 (the “Convertible Notes”) which contain the following embedded derivatives: (i) rights to convert into shares of the Company’s common stock, including upon a Fundamental Change (as defined in the indenture governing the Convertible Notes (the “Indenture”)); and (ii) a Coupon Make-Whole Payment (as defined in the Indenture) in the event of a conversion by the holders of the Convertible Notes on or after January 1, 2013 but prior to July 1, 2017. In accordance with generally accepted accounting principles in the U.S., embedded derivatives are separated from the host contract, the Convertible Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivatives within the Convertible Notes meet these criteria and, as such, must be valued separate and apart from the Convertible Notes and recorded at fair value each reporting period.

The Company combines these embedded derivatives and values them together as one unit of accounting. At each reporting period, the Company records this embedded derivative at fair value which is included as a component of convertible notes on the consolidated balance sheets.

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the Convertible Notes. A binomial lattice model generates two probable outcomes—one up and another down—arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the Convertible Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value; or (ii) the Convertible Notes will be called if the holding value is greater than both (a) the Redemption Price (as defined in the Indenture), and (b) the conversion value plus the Coupon Make-Whole Payment at the time. If the Convertible Notes are called, then the holders will maximize their value by finding the optimal decision between (1) redeeming at the Redemption Price or (2) converting the Convertible Notes.

Using this lattice, the Company valued the embedded derivative using a “with-and-without method,” where the value of the Convertible Notes including the embedded derivative, is defined as the “with”, and the value of the Convertible Notes excluding the embedded derivative, is defined as the “without”. This method estimates the value of the embedded derivative by looking at the difference in the values between the Convertible Notes with the embedded derivative and the value of the Convertible Notes without the embedded derivative. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

The following table sets forth the inputs (Level 2 as defined in Note 14) to the lattice model that were used to value the embedded derivative.

	Issuance Date	September 30, 2012
Stock price	$4.95	$2.14
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	1.62%	1.65%
Estimated stock volatility	72%	80%
Estimated credit spread	30%	33%

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivative. The following table sets forth the value of the Convertible Notes with and without the embedded derivative, and the fair value of the embedded derivative as of the issuance date and September 30, 2012 (in thousands).

	Issuance Date	September 30, 2012
Fair value of Convertible Notes:
With the embedded derivative	$45,000	$30,000
Without the embedded derivative	17,000	17,000

Estimated fair value of the embedded derivative	$28,000	$13,000

The $15.0 million decrease in the estimated fair value of the embedded derivative between the issue date and September 30, 2012 represents an unrealized gain which has been recorded as gain from change in fair value of embedded derivative in the consolidated statement of operations.

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets at September 30, 2012 and December 31, 2011 (in thousands).

	September 30, 2012	December 31, 2011
Accrued legal-related expenses	$5,152	$1,455
Accrued employee compensation	2,285	941
Accounts payable — trade	1,607	6,193
Accrued expenses — ICM, Inc.	729	1,634
Cargill license agreement	259	924
Other accrued liabilities	2,615	1,293

Total accounts payable and accrued liabilities	$12,647	$12,440

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

7. Secured Debt and Convertible Notes

The following table sets forth information pertaining to the Company’s secured debt issued to Lighthouse Capital Partners V, LP (“Lighthouse”) and TriplePoint Capital LLC (“TriplePoint”) and the Convertible Notes, each of which is included in the Company’s consolidated balance sheets (in thousands).

	September 30, 2012	December 31, 2011
Secured debt
Lighthouse—Paid in full at June 2012	$—	$1,241
TriplePoint—Paid in full at July 2013	—	5,400
TriplePoint—Matures September 2014	13,500	13,500
TriplePoint—Matures October 2015	10,146	10,575
TriplePoint—Matures January 2016	5,091	—

Total secured debt	28,737	30,716
Convertible senior notes	45,000	—

Total debt	73,737	30,716
Less:
Change in fair value of embedded derivative	(15,000)	—
Unamortized debt discounts	(4,431)	(2,473)

	54,306	28,243
Less current portion of debt	(8,952)	(3,491)

Long-term portion of debt	$45,354	$24,752

Lighthouse

On December 18, 2006, the Company entered into a loan and security agreement, as amended, with Lighthouse. As of September 30, 2012, the Company had repaid all outstanding amounts under its loan and security agreement with Lighthouse.

TriplePoint

In January 2012, the Company’s wholly owned subsidiary, Agri-Energy, borrowed $5.0 million under the amended and restated loan and security agreement, dated October 20, 2011 (the “Amended Agri-Energy Loan Agreement”), by and between Agri-Energy and TriplePoint. The loan, which matures in January 2016, bears an interest rate of 11%. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. At September 30, 2012, the Company was in compliance with the financial covenants under the Amended Agri-Energy Loan Agreement.

In June 2012, the Company entered into (i) an amendment (the “Security Agreement Amendment”) to the security agreement, by and between the Company and TriplePoint, dated as of September 22, 2010 (the “Security Agreement”), which secures the Company’s guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement, and (ii) an amendment (the “Gevo Loan Amendment”) to the loan and security agreement, dated August 5, 2010, by and between Company and TriplePoint (the “Gevo Loan Agreement”). In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments took effect upon the closing of the Convertible Notes offering on July 5, 2012.

These amendments, among other things: (i) permitted the issuance of the Company’s Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) add as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) add a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement; and (vi) add a prohibition on making any coupon make-whole payments in cash prior to the payment in full of all remaining outstanding obligations in full under the Amended Agri-Energy Loan Agreement.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

In July 2012, upon issuance of the Convertible Notes, the Company used $5.4 million of the proceeds to pay in full all amounts outstanding under the Gevo Loan Agreement.

Convertible Notes

In July 2012, the Company sold $45.0 million in aggregate principal amount of Convertible Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013. The Convertible Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three months ended September 30, 2012, the Company recorded $0.2 million of expense related to the amortization of debt discounts and issue costs and recorded $0.8 million of interest expense. The amortization of interest expense, issue costs and debt discounts are included as a component of interest expense in the consolidated statements of operations.

The Convertible Notes are convertible at an initial Conversion Rate of 175.6697 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances as described in the Indenture. This is equivalent to an initial Conversion Price of approximately $5.69 per share of common stock. Holders may convert the Convertible Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

If a holder elects to convert its Convertible Notes after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (a) eight semi-annual interest payments; or (b) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of Gevo common stock at its election. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its Convertible Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 202.0202 per $1,000 principal amount of Convertible Notes.

If a Fundamental Change (as defined in the Indenture) occurs, at any time, then each holder will have the right to require the Company to repurchase all of such holder’s Convertible Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such Convertible Notes plus any accrued and unpaid interest through the repurchase date. Additionally, on July 1, 2017, each holder will have the right to require the Company to repurchase all of such holder’s Convertible Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of Convertible Notes plus any accrued and unpaid interest through the repurchase date.

The Company shall have a provisional redemption right (“Provisional Redemption”), at its option, to redeem, all or any part of the Convertible Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the redemption notice exceeds 150% of the Conversion Price in effect on such trading day. On or after July 1, 2017, the Company shall have an optional redemption right (“Optional Redemption”), at its option to redeem, all or any part of the Convertible Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of Convertible Notes plus any accrued and unpaid interest through the repurchase date.

If there is an Event of Default (as defined in the Indenture) under the Convertible Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal of all the Outstanding Notes and accrued and unpaid interest to be due and payable immediately.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol—On July 29, 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon the Company’s first commercial sale of high-purity isobutanol, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay the Company applicable shortfall fees and the Company is obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of September 30, 2012.

Exclusive Supply Agreement with LANXESS—On January 14, 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (a) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (b) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. The initial term of the mutual exclusivity is ten years, subject to mutual extension. No amounts have been incurred under this agreement as of September 30, 2012.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company—On August 12, 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement with C&N, a Mansfield subsidiary, which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of September 30, 2012.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company—Substantially all ethanol sold through Agri-Energy from the date of acquisition through September 30, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee. The Company did not have any amounts due from C&N as of September 30, 2012 as it did not produce and sell ethanol during the three months ended September 30, 2012. The Company had $1.7 million in receivables due from C&N as of December 31, 2011 associated with the sale of ethanol. The remaining receivable balance of $1.2 million at December 31, 2011 primarily relates to the sale of distiller’s grains to other customers.

Jet Fuel Supply Agreement with the Defense Logistics Agency (U.S. Air Force)—During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of biojet fuel for the purposes of certification and testing by the U.S. Air Force. The total contract value may be up to $0.6 million. The term of the agreement is through December 30, 2012. Revenue is recognized upon shipment of product to the U.S. Air Force which is when transfer of risk of loss and title occurs. The Company recorded $0.5 million of revenue under this contract during the nine months ended September 30, 2012. In September 2012, the Company was awarded an additional contract for the procurement of up to 45,000 gallons of biojet fuel for delivery by October 31, 2013.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM, Inc.—In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performs commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company is required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ written notice. The Company did not incur any capital expenditures with ICM relating to the demonstration plant during the three or nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company incurred $0.1 million and $0.7 million in capital expenditures with ICM relating to the demonstration plant.

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

The Company incurred capital expenditures with ICM relating to the retrofit of the Agri-Energy Facility to isobutanol production of $6.7 million and $43.2 million during the three and nine months ended September 30, 2012, respectively, and $1.0 million and $2.0 million during the three and nine months ended September 30, 2011, respectively.

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company —During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola will pay the Company a fixed price fee for a research program as defined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. The Company recognized $0.3 million and $0.9 million of revenue under this agreement during the three and nine months ended September 30, 2012, respectively.

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment will be paid over a period greater than 12 months from the date that it was incurred. Milestones number four and five included in the license agreement representing potential payments of up to $1.5 million have not been met as of September 30, 2012 and no amounts have been recorded as a liability for these milestones.

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

Other

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene (“PX”) from isobutanol. Toray Industries used the Company’s bio-PX and commercially available renewable mono ethylene glycol to

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

produce fully renewable PET films and fibers. On June 1, 2012, the Company entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which shall be used by the Company for the design, construction and/or operation of a pilot plant (the “Pilot Plant”). The Company anticipates producing bio-based PX (the “Product”) at the Pilot Plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of Product. Any excess Product that is produced can be sold to other third parties. In the event that the Company is unable to produce and deliver a minimum amount of the Product to Toray Industries by December 31, 2013, the Company will be required to refund the $1.0 million by January 31, 2014. The Company has included the $1.0 million as a component of other long-term liabilities in its consolidated balance sheets as of September 30, 2012.

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

The original issuance of the class B interests was considered to be a grant of non-employee stock-based compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 22, 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests on September 22, 2010, the Company recorded stock-based compensation of $0.8 million, which reflected the amount paid during 2010 for the class B interests that were not dependent on counterparty performance. The Company recorded stock compensation of $0.1 million during the nine months ended September 30, 2012 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2011. The final payment of $0.1 million made in January 2012 was dependent on the continued employment of the two co-managing directors of Gevo Development. The employment of the co-managing directors was terminated effective March 23, 2012 (for more information, see the description of the Amended and Restated Warrant Agreement below).

Gevo, Inc. made capital contributions to Gevo Development of $23.2 million and $43.8 million, respectively, during the three and nine months ended September 30, 2012 and $1.0 million and $3.8 million, respectively, during the three and nine months ended September 30, 2011. From Inception to September 30, 2012, Gevo, Inc. has made capital contributions of $68.1 million to Gevo Development.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 22, 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception To September 30, 2012
	2012	2011	2012	2011
Gevo Development Net (Loss) Gain	$(7,579)	$434	$(12,684)	$(1,147)	$(16,433)

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

On September 22, 2010, the beneficial owners of the equity interests of CDP became employees of Gevo, Inc. and the warrant agreement was amended and restated to provide that 50% of the warrant shares granted under such warrant agreement would vest on September 22, 2010. The remaining warrant shares were to vest over a two-year period beginning on September 22, 2010, subject to acceleration and termination in certain circumstances. The Company valued the warrant at $14.0 million. Effective March 23, 2012, the employment of the beneficial owners of CDP was terminated. Pursuant to the terms of the warrant agreement, all unvested warrant shares became immediately vested and, as such, the Company recorded $2.6 million of stock-based compensation expense during the nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company recorded $0.9 million and $2.6 million, respectively, of stock-based compensation associated with this warrant agreement.

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of September 30, 2012 and December 31, 2011, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if certain conditions are satisfied. As of September 30, 2012 and December 31, 2011, the creditors of Gevo Development have recourse to the general credit of Gevo, Inc. with the exception of $0.7 million and $4.5 million, respectively, which are recorded within current liabilities, which includes the liabilities of Agri-Energy. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company has undertaken the preliminary project engineering and permitting process for the Redfield retrofit. As of September 30, 2012, the Company has incurred $0.4 million in costs for the retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

The Company records expense during the vesting period for share-based payment awards granted to employees and non-employees. The following table sets forth the Company’s stock-based compensation expense (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		From June 9, 2005 (Date of Inception) To September 30, 2012
	2012	2011	2012	2011
Stock options and ESPP shares issued
Research and development	$273	$199	$663	$591	$2,332
Selling, general and administrative	634	567	2,077	1,288	6,718
Restricted stock issued
Research and development	343	52	317	139	791
Selling, general and administrative	280	125	1,317	263	1,740
Warrant issued to CDP
Selling, general and administrative	—	872	2,616	2,616	13,955

Non-cash stock-based compensation	1,530	1,815	6,990	4,897	25,536
Modified stock option awards
Selling, general and administrative	—	—	890	—	1,500
Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	—	74	74	222	1,144

Cash stock-based compensation	—	74	964	222	2,644

Total stock-based compensation	$1,530	$1,889	$7,954	$5,119	$28,180

12. Stockholders’ Equity

In July 2012, the Company issued 12.5 million shares of its common stock at a price of $4.95 per share and received proceeds of $57.4 million net of $4.4 million in issue costs.

The Company currently grants share-based payment awards under the Gevo, Inc. 2010 Stock Incentive Plan (“2010 Plan”) which was approved by its stockholders in February 2011. The Company has reserved 2.6 million shares of common stock for issuance under the 2010 Plan and there were 1.3 million shares and 1.7 million shares available for grant as of September 30, 2012 and December 31, 2011, respectively.

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

On March 13, 2012, the Company filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00301-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,133,715 (the “’715 Patent), entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’715 Patent claims recombinant microorganisms, including yeast, with modifications for the improved production of isobutanol. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 10, 2012, the Company filed a complaint (the “Gevo Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00448-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,153,415 (the “’415 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ‘415 Patent claims technology which eliminates two pathways that compete for isobutanol pathway intermediates in yeast. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

On May 15, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00602-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

On June 19, 2012, the United States District Court for the District of Delaware denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by the Company of one or more claims made in the ’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax has also filed a motion with the United States District Court for the District of Delaware seeking a temporary order to limit the Company’s activities with respect to the automotive fuel blending market while Butamax appeals the denial of its motion for preliminary injunction.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

On July 6, 2012, the United States District Court for the District of Delaware issued a temporary order which stated, in part, that the Company could not deliver, provide, distribute, ship, release or transfer in any way bio-based isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appeals the denial of its motion for preliminary injunction. The Company filed an appeal of the temporary order. Under the temporary order, the Company remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court of Appeals granted Gevo’s motion to stay the status quo order entered on July 6, 2012 by the United States District Court for the District of Delaware.

On July 31, 2012, Gevo filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “’089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” Gevo is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On July 31, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against Gevo, as Case No. 1:12-cv-00999, seeking a judicial determination that the ’089 Patent is invalid and that Butamax and DuPont do not infringe it.

On August 6, 2012, Gevo filed a motion for preliminary injunction in Case No. 1:12-cv-00301-SLR in the United States District Court for the District of Delaware with respect to the alleged infringement by Butamax and DuPont of one or more claims made in the ’715 Patent.

On August 6, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01014, alleging that Gevo is infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On August 14, 2012, Gevo filed a lawsuit in the United States District Court for the Eastern District of Texas for declaratory judgment against Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC, as Case No. 2:12-cv-00435, seeking a judicial determination that a recently issued Butamax U.S. Patent No. 8,241,878 (the “’878 Patent”), entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof” is invalid and that Gevo does not infringe it.

On August 14, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01036, alleging that Gevo is infringing the ’878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On September 25, 2012, Gevo filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01202, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “’565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” Gevo is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against Gevo, as Case No. 1:12-cv-01201, seeking a judicial determination that the ’565 Patent is invalid and that Butamax and DuPont do not infringe it.

On September 25, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01200, alleging that Gevo is infringing U.S. Patent No. 8,273,558, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01300, alleging that Gevo is infringing U.S. Patent No. 8,283,144, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against Gevo, as Case No. 1:12-cv-01301, seeking a judicial determination that Butamax is not infringing Gevo’s recently issued U.S. Patent No. 8,283,505, entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.”

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

The fair value of the Company’s forward contract derivative instruments are derived based upon a market approach using Level 2 inputs. The fair value of forward purchase contracts for corn was not material to the Company at September 30, 2012 and December 31, 2011. The fair value of exchange-traded derivative instruments was $0.2 million and $(0.2) million at September 30, 2012 and December 31, 2011, respectively, and is based on Level 1 inputs using quoted market prices.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. At December 31, 2011, the carrying values of the Company’s debt obligations approximated their estimated fair value. The Company’s estimate of the fair value of its secured debt obligations at September 30, 2012 are as follows (in thousands):

Issuance	Carrying Value	Fair Value
TriplePoint—Matures September 2014	$12,965	$12,137
TriplePoint—Matures October 2015	9,125	8,486
TriplePoint—Matures January 2016	4,772	4,206

In July 2012, the Company issued $42.3 million in Convertible Notes, net of $2.7 million in debt discounts. The Company has estimated the fair value of the Convertible Notes to be $30.0 million at September 30, 2012 based upon Level 2 inputs, including the market price of the Convertible Notes derived from actual trades of the Convertible Notes.

At September 30, 2012 and December 31, 2011, there were no transactions measured at fair value on a nonrecurring basis.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The financial results of Gevo Development and Agri-Energy have been aggregated in the following table as this segment is currently responsible for the production of ethanol and related products and will be responsible for the production of isobutanol and related products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Gevo	$562	$188	$2,553	$572
Gevo Development / Agri-Energy	—	17,318	19,908	46,748

Consolidated	$562	$17,506	$22,461	$47,320

Operating income (loss):
Gevo	$(18,025)	$(12,406)	$(47,848)	$(31,850)
Gevo Development / Agri-Energy	(6,401)	882	(10,544)	281

Consolidated	$(24,426)	$(11,524)	$(58,392)	$(31,569)

Interest expense:
Gevo	$1,447	$334	$2,004	$1,070
Gevo Development / Agri-Energy	1,177	464	2,157	1,471

Consolidated	$2,624	$798	$4,161	$2,541

Depreciation expense:
Gevo	$367	$679	$956	$1,829
Gevo Development / Agri-Energy	531	517	1,581	1,543

Consolidated	$898	$1,196	$2,537	$3,372

Acquisitons of plant, property and equipment:
Gevo	$584	$358	$1,936	$1,151
Gevo Development / Agri-Energy	15,850	967	49,000	2,429

Consolidated	$16,434	$1,325	$50,936	$3,580

	September 30, 2012	December 31, 2011
Total assets:
Gevo	$149,009	104,843
Gevo Development / Agri-Energy	132,207	66,304
Intercompany eliminations	(102,854)	(38,117)

Consolidated	$178,362	$133,030

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such statements are subject to certain risks and uncertainties including those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and in subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

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

We believe that products derived from our isobutanol will be drop-in products, which means that our customers will be able to replace petroleum-based intermediate products with isobutanol-based intermediate products without modification to their equipment or production processes. The final products produced from our isobutanol-based intermediate products will be chemically and visually identical to those produced from petroleum-based intermediate products, except that they will contain carbon from renewable sources. Customer interest in our isobutanol is primarily driven by our production route, which we believe will be cost-efficient, and our isobutanol’s potential to serve as a cost-effective, environmentally sensitive alternative to the petroleum-based intermediate products that they currently use. We believe that at every step of the value chain, renewable products that are chemically identical to the incumbent petrochemical products will have lower market adoption hurdles because the infrastructure and applications for such products already exist. In addition, we believe that products made from bio-based isobutanol will be subject to less cost volatility than the petroleum-based products in use today.

In order to produce and sell isobutanol made from renewable sources, we have developed the Gevo Integrated Fermentation Technology® (“GIFT®”), an integrated technology platform for the efficient production and separation of isobutanol. GIFT® consists of two components, proprietary biocatalysts, which convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit, which is designed to continuously separate isobutanol from water during the fermentation process. We developed our technology platform to be compatible with the existing approximately 23 billion gallons per year of global operating ethanol production capacity, as estimated by the Renewable Fuels Association. GIFT® is designed to allow relatively low capital expenditure retrofits of existing ethanol facilities, enabling a rapid route to isobutanol production from the fermentation of renewable feedstocks. We believe that our production route will be cost-efficient and will enable rapid deployment of our technology platform and allow our isobutanol and the products produced from it to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

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

At September 30, 2012, we are considered to be in the development stage as our primary activities, since incorporation, have been conducting research and development, business development, business and financial planning, establishing our facilities including retrofitting the Agri-Energy Facility (as defined below), initial start-up operations for isobutanol production at the Agri-Energy Facility, recruiting personnel and raising capital. Ultimately, the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete our development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for our products and services, and attracting and retaining qualified personnel.

Agri-Energy

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy Facility”). In partnership with ICM, Inc. (“ICM”), we commenced the retrofit of the Agri-Energy Facility in 2011, and commenced initial start-up operations for the production of isobutanol at this facility in May 2012. From commencement of initial start-up operations through October 31, 2012 we have produced approximately 100,000 gallons of bio-based isobutanol for future sale and customer testing. We expect to conclude initial start-up operations in the second half of 2012. These initial start-up operations included production of initial quantities of isobutanol produced at commercial scale, completion of initial commissioning of new equipment and development of operating discipline at commercial scale. During the 2012 third quarter, and as a result of a lower than planned production rate of isobutanol, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time during which we plan to produce ethanol at the Agri-Energy Facility, based on our assessment of then current economic conditions for ethanol production while we focus on optimizing specific parts of our technology to further enhance isobutanol production rates. Factors which contributed to this strategic decision included, among others: (i) producing isobutanol at the current rates while working to improve production rates would result in operating the Agri-Energy Facility at significantly below break-even level; (ii) we believe we had the necessary information required from the isobutanol production to enhance production rates at our testing laboratory in Colorado; (iii) we believe we can produce positive cash flows at the Agri-Energy Facility through the production and sale of ethanol versus maintaining the facility at idle until we resume the production of isobutanol; and (iv) we believe that it is important to demonstrate to future potential production partners our ability to switch between the production of isobutanol and ethanol. We believe that the ability to switch between isobutanol and ethanol production mitigates, depending on market conditions, certain significant risks associated with start-up operations for isobutanol production. While we believe we will have the ability to switch between isobutanol and ethanol production at the Agri-Energy Facility, there is no guarantee that this will be the case. We intend to resume isobutanol production at the Agri-Energy Facility in support of future commercial operations once this work has been completed. Based on our progress to date we anticipate resuming isobutanol production at the Agri-Energy Facility in 2013.

The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses corn as a feedstock. The retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment necessary to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Further, total capital expenditures at the Agri-Energy Facility include upfront design and engineering expenses, plant modifications identified as necessary during initial start-up operations for the production of isobutanol as well as sales tax on equipment and capitalized interest. The enhanced yeast seed train will allow us to maintain direct oversight over our yeast material and provide on-site yeast production in the future.

We incurred approximately $21.2 million associated with design features for expanded capacity and the enhanced yeast seed train plus approximately $3.8 million for sales tax and capitalized interest. We do not anticipate installing an advanced yeast seed train at each future retrofit site. As of September 30, 2012, we have incurred total capital costs of approximately $55.6 million on the retrofit of the Agri-Energy Facility.

Until May 24, 2012, when we commenced initial start-up operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at this facility. Similarly, we expect to derive revenue from the sale of ethanol and distiller’s grains during any period in which the Agri-Energy Facility is temporarily reverted to ethanol production, including the current reversion during which we will focus on optimizing specific parts of our technology to further enhance isobutanol production rates. However, the production of ethanol is not our intended business and our future profitability depends on our ability to produce and market isobutanol, not on continued production and sales of ethanol. Accordingly, the historical operating results of Agri-Energy and the operating results reported during the retrofit to isobutanol production will not be indicative of future operating results for Agri-Energy or Gevo once full-scale commercial isobutanol production commences at this facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the nine months ended September 30, 2012 and 2011, we derived revenue primarily from the sale of ethanol. Substantially all ethanol sold through Agri-Energy from the date of acquisition through September 30, 2012 was sold to C&N, a subsidiary of Mansfield Oil Company, pursuant to an ethanol purchase and marketing agreement. Our revenue also includes the sale of distiller’s grains and other products produced as part of the ethanol production process to other third parties.

We also derived revenue from our grant and research and development programs. Our grant and research and development program revenue consists of the following: (i) revenues relating to government research grants and cooperative agreements; (ii) research services; and (iii) the procurement of our products for purposes of certification and testing.

Cost of Goods Sold and Gross Margin

Our cost of goods sold includes costs incurred in conjunction with the initial start-up operations for the production of isobutanol at the Agri-Energy Facility and costs directly associated with our ethanol production process such as costs for direct materials, direct labor and certain plant overhead costs. Direct materials consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in the operation of the Agri-Energy Facility. Plant overhead costs primarily consist of plant utilities and plant depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. We purchase natural gas to power steam generation in the ethanol production process and to dry the distiller’s grains. We enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold also includes gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts. See the discussion of accounting for derivatives below under the heading “Critical Accounting Policies and Estimates.”

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

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries, Gevo Development and Agri-Energy. The preparation of our unaudited consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to: (i) stock-based compensation; (ii) revenue recognition; (iii) cost of goods sold and derivatives; (iv) impairment of long-lived assets; and (v) accounting for convertible debt and embedded derivatives. Except as noted below, our critical accounting estimates and policies have not changed from those reported under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report.

Accounting for Convertible Debt and Embedded Derivatives

In July 2012, we sold $45.0 million in aggregate principal amount of 7.5% convertible senior notes due 2022 (the “Convertible Notes”). Terms of the Convertible Notes, include, among others: (i) rights to convert into shares of the Company’s common stock, including upon a Fundamental Change (as defined in the indenture governing the Convertible Notes (the “Indenture”)); and (ii) a Coupon Make-Whole Payment (as defined in the Indenture) in the event of a conversion by the holders of the Convertible Notes on or after January 1, 2013 but prior to July 1, 2017. We have determined that these specific terms are considered to be embedded derivatives in accordance with U.S. GAAP. U.S. GAAP requires embedded derivatives be separated from the host contract, the Convertible Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. We have concluded that the embedded derivatives within the Convertible Notes meet these criteria and, as such, must be valued separate and apart from the Convertible Notes and recorded at fair value each reporting period.

For purposes of accounting and financial reporting, we combine the two embedded derivatives and value them together as one unit of accounting. At each reporting period, we record this embedded derivative at fair value which is included as a component of convertible notes on the consolidated balance sheets.

We have used a binomial lattice model in order to estimate the fair value of the embedded derivative in the Convertible Notes. A binomial lattice model generates two probable outcomes - one up and another down - arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the Convertible Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value; or (ii) the Convertible Notes will be called if the holding value is greater than both (a) the Redemption Price (as defined in the Indenture), and (b) the conversion value plus the Coupon Make-Whole Payment at the time. If the Convertible Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the Redemption Price or (2) converting the Convertible Notes.

Using this lattice, we valued the embedded derivative using “with-and-without method,” where the value of the Convertible Notes including the embedded derivative is defined as the “with”, and the value of the Convertible Notes excluding the embedded derivative is defined as the “without”. This method estimates the value of the embedded derivative by looking at the difference in the values between the Convertible Notes with the embedded derivative and the value of the Convertible Notes without the embedded derivative.

The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) stock volatility; and (vii) estimated credit spread for the Company.

The following table sets for the inputs to the lattice model used to value the embedded derivative.

	Issuance Date	September 30, 2012
Stock price	$4.95	$2.14
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	1.62%	1.65%
Estimated stock volatility	72%	80%
Estimated credit spread	30%	33%

The following table sets forth the value of the Convertible Notes with and without the embedded derivative, and the fair value of the embedded derivative as of the issuance date and September 30, 2012 (in thousands).

	Issuance Date	September 30, 2012
Fair value of Convertible Notes:
With the embedded derivative	$45,000	$30,000
Without the embedded derivative	17,000	17,000

Estimated fair value of the embedded derivative	$28,000	$13,000

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivative. For example, a decrease in the estimated credit spread for Gevo results in an increase in the estimated value of the embedded derivative. Conversely, a decrease in the price of Gevo common stock results in a decrease in the estimated fair value of the embedded derivative. From the date the Convertible Notes were issued through September 30, 2012, we observed a significant decline in the market price of our common stock which resulted in the $15.0 million decline in the estimated fair value of our embedded derivative from issuance through September 30, 2012.

Cost of Goods Sold and Derivatives (forward purchase contract and exchange-traded contract derivatives)

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

We enter into forward purchase contracts for corn to be used in the production of ethanol. During 2011 we used the “normal purchases and normal sales scope exception” guidance of US GAAP for our forward purchase contracts and, as a result, they were not marked to market during 2011. To qualify for the normal purchases and normal sales scope exception, a contract must provide for the purchase or sale of commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. For new contracts entered into beginning January 1, 2012, we did not apply the “normal purchases and normal sale scope exception” to our forward purchase contracts and, as a result, we began to record forward purchase contracts at fair value. The changes in fair value associated with our forward purchase contracts which have been included as a component of cost of goods sold in our consolidated statements of operations, were not material during the three and nine months ended September 30, 2012.

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

Result of Operations

Comparison of the three months ended September 30, 2012 and 2011 (in thousands)

	Three Months Ended September 30,		Change
	2012	2011	Amount	Percent
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$17,318	$(17,318)	N/M
Grant and research and development program revenue	562	188	374	199%

Total revenues	562	17,506	(16,944)	(97%)

Cost of goods sold	6,079	16,232	(10,153)	(63%)

Gross margin	(5,517)	1,274	(6,791)	(533%)

Operating expenses
Research and development	5,401	5,211	190	4%
Selling, general and administrative	13,508	7,587	5,921	78%

Total operating expenses	18,909	12,798	6,111	48%

Loss from operations	(24,426)	(11,524)	(12,902)	(112%)

Other income (expense)
Interest expense	(2,624)	(798)	(1,826)	(229%)
Change in fair value of embedded derivative	15,000	—	15,000	N/M
Interest and other income	(1)	17	(18)	(106%)

Total other income (expense)	12,375	(781)	13,156	N/M

Net loss	$(12,051)	$(12,305)	$254	2%

N/M – Not meaningful

Revenues – In May 2012, we suspended the production of ethanol at our Agri-Energy Facility in advance of the conversion of that facility to the production of isobutanol. As a result, we did not have any shipments of or report sales of ethanol during the three months ended September 30, 2012. We engaged in initial start-up operations for the production of isobutanol and did not make commercial shipments of isobutanol to customers during the three months ended September 30, 2012. During the three months ended September 30, 2011, we generated $14.4 million of revenue from the sale of 5.4 million gallons ethanol. Additionally, we recorded revenue of $2.8 million from the sale of distiller’s grains

The increase in grant and research and development program revenue primarily resulted from agreements with the following entities which were entered into subsequent to September 30, 2011: (i) The Coca-Cola Company; and (ii) United States Department of Agriculture (the “USDA”).

Cost of goods sold – Our cost of goods sold during the three months ended September 30, 2012 related to costs incurred in connection with our initial start-up operations for the production of isobutanol. These costs included corn feedstock, yeast, enzymes and chemicals, direct labor and disposal fees incurred as part of the initial start-up operations. During the three months ended September 30, 2011, we incurred costs associated with the production of ethanol and related products.

Research and development – The increase in research and development expenses during the three months ended September 30, 2012 primarily resulted from the following: (i) $0.9 million in salary and compensation-related expenses; and (ii) $0.4 million in stock-based compensation. These costs increased during the three months ended September 30, 2012 primarily due to increased headcount in support of testing activities as part of initial start-up operations for the production of isobutanol at our Agri-Energy

Facility, development related activities and severance related costs incurred during the quarter. These items were partially offset by decreases of (a) $0.8 million primarily associated with consulting fees, laboratory expenses and costs of constructing a hydrocarbon demonstration facility at the South Hampton Resources, Inc. site during the three months ended September 30, 2011, which were not repeated in the three months ended September 30, 2012, and (b) $0.3 million in depreciation expense.

Selling, general and administrative – The increase in selling, general and administrative expenses during the three months ended September 30, 2012 primarily resulted from the following: (i) $5.4 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax™ Advanced Biofuels, LLC (“Butamax”), a joint venture between BP Biofuels North American LLC and E.I. DuPont de Nemours and Co. (“DuPont”); (ii) $0.6 million in salary and compensation-related expenses; and (iii) $0.5 million in other general and administrative costs. These items were partially offset by a $0.7 million decrease in stock-based compensation expense.

Interest expense – Interest expense increased during the three months ended September 30, 2012 primarily resulting from the following: (i) $1.4 million in accrued interest and amortization of debt discounts and issue costs related to our offering of Convertible Notes in July 2012; and (ii) $0.4 million of interest related to our debt with TriplePoint Capital LLC (“TriplePoint”).

Change in fair value of embedded derivative – During the three months ended September 30, 2012, we reported a $15.0 million gain associated with the decrease in the fair value of derivatives embedded in our Convertible Notes. As more fully described above under the heading “Critical Accounting Policies and Estimates–Accounting for Convertible Debt and Embedded Derivatives,” the decrease in the fair value of the embedded derivatives primarily resulted from a decline in the price of our common stock between the date that the Convertible Notes were issued and September 30, 2012.

Comparison of the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,		Change
	2012	2011	Amount	Percent
Revenue and cost of goods sold
Ethanol sales and related products, net	$19,908	$46,748	$(26,840)	(57%)
Grant and research and development program revenue	2,553	572	1,981	346%

Total revenues	22,461	47,320	(24,859)	(53%)

Cost of goods sold	29,599	45,062	(15,463)	(34%)

Gross margin	(7,138)	2,258	(9,396)	(416%)

Operating expenses
Research and development	15,079	13,815	1,264	9%
Selling, general and administrative	36,175	20,012	16,163	81%

Total operating expenses	51,254	33,827	17,427	52%

Loss from operations	(58,392)	(31,569)	(26,823)	85%

Other income (expense)
Interest expense	(4,161)	(2,541)	(1,620)	(64%)
Change in fair value of embedded derivative	15,000	—	15,000	N/M
Interest and other income	18	56	(38)	(68%)

Total other income (expense)	10,857	(2,485)	13,342	N/M

Net loss	(47,535)	(34,054)	(13,481)	(40%)
Deemed dividend - amortization of beneficial conversion feature on Series D-1 preferred stock	—	(1,094)	1,094	N/M

Net loss attributable to Gevo, Inc. common stockholders	$(47,535)	$(35,148)	$(12,387)	(35%)

N/M – Not meaningful

Revenues – During the nine months ended September 30, 2012, we generated revenue of $16.0 million from the sale of 7.5 million gallons of ethanol. Our revenue during this period related to the period from January 2012 through May 2012, as we commenced initial start-up production of isobutanol at our Agri-Energy Facility in May 2012. We also generated $4.1 million of revenue from the sale of distiller’s grains. During the nine months ended September 30, 2011, we generated revenue of $38.4 million from the sale of 15.6 million gallons of ethanol. We also generated $8.3 million of revenue from the sale of distiller’s grains.

The increase in grant and research and development program revenue primarily resulted from agreements with the following entities which were entered into subsequent to September 30, 2011: (i) the U.S. Air Force; (ii) The Coca-Cola Company; and (iii) the USDA.

Cost of goods sold – Our cost of goods sold during the nine months ended September 30, 2012 primarily resulted from $22.0 million of costs related to the production of 7.5 million gallons of ethanol and distiller’s grains. We also incurred $7.6 million of start-up costs related to isobutanol production at our Agri-Energy Facility. During the nine months ended September 30, 2011, our cost of goods sold related to the production of 15.6 million gallons of ethanol and distiller’s grains.

Research and development – The increase in research and development expenses during the nine months ended September 30, 2012 primarily resulted from a $2.9 million increase in salary and compensation-related expenses, including stock-based compensation, and $0.5 million in travel-related expenses. These increases primarily resulted from our increased headcount in support of initial start-up operations for the production of isobutanol and testing activities at our Agri-Energy Facility. This was partially offset by (i) a $1.3 million decrease in laboratory costs and other costs associated with the construction of a hydrocarbon demonstration facility on the South Hampton Resources, Inc. site in the nine months ended September 30, 2011, costs which were not repeated in the nine months ended September 30, 2012, and (ii) $0.9 million in depreciation expense.

Selling, general and administrative – The increase in selling, general and administrative expenses during the nine months ended September 30, 2012 primarily resulted from the following: (i) $9.9 million in legal-related expenses primarily attributable to our ongoing litigation with Butamax; (ii) $3.0 million in salary and compensation-related expenses primarily resulting from severance related expenses due to the departure of three of our Executive Vice Presidents; and (iii) $2.6 million in stock-based compensation expenses primarily due to the accelerated vesting of certain equity awards upon the departure of three of our Executive Vice Presidents in accordance with the terms of their respective employment agreements.

Interest expense – Interest expense increased during the nine months ended September 30, 2012 primarily as a result of the following: (i) $1.4 million in accrued interest and amortization of debt discounts and issue costs associated with our offering of Convertible Notes in July 2012; and (ii) $0.3 million of interest related to our debt with TriplePoint.

Change in fair value of embedded derivative – During the nine months ended September 30, 2012, we reported a $15.0 million gain associated with the decrease in the fair value of derivatives embedded in our Convertible Notes. As more fully described above under the heading “Critical Accounting Policies and Estimates–Accounting for Convertible Debt and Embedded Derivatives,” the decrease in the fair value of the embedded derivatives primarily resulted from a decline in the price of our common stock between the date that the Convertible Notes were issued and September 30, 2012.

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock – We incurred a deemed dividend—amortization of beneficial conversion feature on our Series D-1 preferred stock of $1.1 million during the nine months ended September 30, 2011 related to the issuances of our Series D-1 preferred stock between March and May of 2010. Upon the closing of our initial public offering on February 14, 2011, all outstanding shares of our preferred stock, including our Series D-1 preferred stock, were automatically converted into shares of common stock. Following the closing of our initial public offering, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock has been recorded.

Liquidity and Capital Resources

From inception to September 30, 2012, we have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol. Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents on hand at September 30, 2012, will provide funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

As of September 30, 2012, our cash and cash equivalents totaled $92.0 million. In July 2012, we issued: (i) 12.5 million shares of common stock at an offering price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of Convertible Notes, in each case in a firm commitment underwritten public offering (the “Equity Offering” and the “Note Offering,” respectively, and together, the “Offerings”). We received proceeds from the Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement (as defined below).

On February 14, 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110.4 million, after deducting underwriting discounts and commissions and other offering costs.

We will require additional funding to achieve our goal of producing and selling approximately 350 million gallons of isobutanol in 2015. Additionally, possible future joint ventures, tolling arrangements or acquisitions involving ethanol plant assets for retrofit to isobutanol production are subject to our raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. Successful completion of our research and development program and the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

Additionally, our future results of operations and cash flows will be impacted as a result of our ongoing litigation with Butamax. Our ongoing involvement in litigation with Butamax, could cause us to spend significant amounts of money and negative decisions by courts associated with pending litigation could also negatively impact our future results of operations and cash flows. Specifically, negative decisions by the courts could force us to do one or more of the following:

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

The trial for the earliest-filed claim in the Butamax litigation is currently scheduled for April 2013 and additional trials are currently scheduled for July 2014. We expect to continue to incur significant costs through the foregoing trial dates. For a summary of our ongoing litigation with Butamax, see the disclosure under the heading “Legal Matters” in Part II, Item 1 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part II, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(47,312)	$(25,760)
Net cash used in investing activities	(51,543)	(3,540)
Net cash provided by financing activities	96,627	111,631

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements for licensing of technology, legal-related costs, expenses for start-up operations for the production of isobutanol at the Agri-Energy Facility and for the operation of our demonstration production facilities.

During the nine months ended September 30, 2012, we used $47.3 million in cash from operating activities primarily resulting from a net loss of $51.7 million, excluding the impact of $4.2 million in gains from non-cash transactions, partially offset by a decrease in accounts receivable. The decline in our accounts receivable from December 31, 2011 resulted in an increase in cash of $2.2 million due mainly to the suspension of ethanol production at our Agri-Energy Facility in May 2012. Our accounts receivable balance as of September 30, 2012 primarily relates to balances due under our grant and research and development programs.

Cash used in operating activities of $25.8 million for the nine months ended September 30, 2011 reflected our net loss of $26.5 million before non-cash expenses of $7.5 million and changes in operating assets and liabilities of $0.7 million.

Investing Activities

During the nine months ended September 30, 2012, we used $51.5 million in cash from investing activities primarily due to the following: (i) $48.3 million associated with the retrofit of the Agri-Energy Facility to isobutanol production; (ii) $2.6 million for the acquisition of property and laboratory equipment; and (iii) $0.6 million for the purchase of patents and planning work associated with the planned retrofit of the Redfield Facility (as defined below).

During the nine months ended September 30, 2011, we used cash from investing activities of $3.5 million for capital expenditures, including $2.1 million related to the retrofit of the Agri-Energy Facility to isobutanol production.

Financing Activities

During the nine months ended September 30, 2012, we generated $96.6 million in cash from financing activities primarily resulting from the following: (i) $98.4 million associated with the Offerings, net,; (ii) $4.9 million borrowed under the amended and restated loan and security agreement, dated October 20, 2011, by and between Agri-Energy and TriplePoint (the “Amended Agri-Energy Loan Agreement”), net of issue costs; and (iii) $0.7 million from the exercise of stock options. Partially offsetting these sources of cash was $7.3 million in principal payments on our secured debt with TriplePoint and Lighthouse Capital Partners V, L.P. (“Lighthouse”). During the nine months ended September 30, 2012, we paid Lighthouse $1.0 million as payment in full of all amounts outstanding to Lighthouse and we paid TriplePoint $5.4 million from the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement.

During the nine months ended September 30, 2011, cash provided by financing activities was $111.6 million, primarily due to the net proceeds from our initial public offering, after deducting underwriting discounts and commissions and other offering expenses paid during the period, less principal repayments of $1.4 million on our debt with Lighthouse.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility that we are currently retrofitting to produce isobutanol. As of September 30, 2012, we have incurred total capital costs of approximately $55.6 million on the retrofit of the Agri-Energy Facility. The retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment necessary in order to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Further, total capital expenditures at the Agri-Energy Facility include upfront design and engineering costs, plant modifications identified as necessary during initial start-up operations for the production of isobutanol as well as sales tax on equipment and capitalized interest. In May 2012, the Company commenced initial start-up operations for the production of isobutanol at the Agri-Energy Facility. From commencement of initial start-up operations through September 30, 2012 we have produced approximately 100,000 gallons of bio-based isobutanol for sale and future customer testing. We expect to conclude initial start-up operations in the second half of 2012. During the 2012 third quarter, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time during which we plan to produce ethanol at the Agri-Energy Facility, based on our assessment of then current economic conditions for ethanol production while we focus on optimizing specific parts of our technology to further enhance isobutanol production rates. We intend to resume isobutanol production at the Agri-Energy Facility in support of future commercial operations once this work has been completed. Based on our progress to date we anticipate resuming isobutanol production at the Agri-Energy Facility in 2013.

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

We have begun the project engineering and permitting process of the retrofit of the Redfield Facility. As of September 30, 2012, we have incurred $0.4 million in planning-related costs for the retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment is being paid over a period greater than twelve months from the date that it was incurred. Milestones number four and five included in the license agreement representing potential payments of up to $1.5 million have not been met as of September 30, 2012 and no amount has been recorded as a liability for these milestones. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under this agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

On July 29, 2011, we entered into an international off-take and distribution agreement with Sasol Chemical Industries Limited (“Sasol”) to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon our first commercial sale of high-purity isobutanol, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay us applicable shortfall fees and we are obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of September 30, 2012.

Toray Industries, Inc.

In June 2011, we announced that we had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene (“PX”) from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. Additionally, on June 1, 2012, we entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we will use for the design, construction and/or operation of a pilot plant in Silsbee, Texas (the “Pilot Plant”). We anticipate producing bio-based PX (the “Product”) at the Pilot Plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of Product. Any excess Product that is produced can be sold to other third parties. In the event we are unable to produce and deliver a minimum amount of the Product to Toray Industries by December 31, 2013, we will be required to refund the $1.0 million by January 31, 2014.

Convertible Notes

In July 2012, we sold $45.0 million in aggregate principal amount of Convertible Notes with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013. The Convertible Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted.

The Convertible Notes are convertible at an initial Conversion Rate of 175.6697 shares of Gevo, Inc. common stock per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances as described in the Indenture. This is equivalent to an initial Conversion Price of approximately $5.69 per share of common stock. Holders may convert the Convertible Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

If a holder elects to convert its Convertible Notes after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (i) eight semi-annual interest payments; or (ii) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of Gevo, Inc. common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its Convertible Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 202.0202 per $1,000 principal amount of Convertible Notes.

If a Fundamental Change (as defined in the Indenture) occurs, at any time, then each holder will have the right to require us to repurchase all of such holder’s Convertible Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such Convertible Notes plus any accrued and unpaid interest through the repurchase date. Additionally, on July 1, 2017, each holder will have the right to require us to repurchase all of such holder’s Convertible Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of Convertible Notes plus any accrued and unpaid interest through the repurchase date.

We have a provisional redemption right (“Provisional Redemption”), at our option, to redeem, all or any part of the Convertible Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the redemption notice exceeds

150% of the Conversion Price in effect on such trading day. On or after July 1, 2017, we have an optional redemption right (“Optional Redemption”), at our option to redeem, all or any part of the Convertible Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of Convertible Notes plus any accrued and unpaid interest through the repurchase date.

If there is an Event of Default (as defined in the Indenture) under the Convertible Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to us and the trustee may, and the trustee at the request of such holders shall,declare the principal of all the Outstanding Notes and accrued and unpaid interest to be due and payable immediately.

Secured Long-Term Debt

Lighthouse Loan and Security Agreement. On December 18, 2006, we entered into a loan and security agreement, as amended, with Lighthouse. As of September 30, 2012, we have repaid all outstanding amounts under our loan and security agreement with Lighthouse.

Gevo Loan Agreement. In August 2010, concurrent with the execution of the agreement to acquire Agri-Energy, Gevo, Inc. entered into a loan and security agreement with TriplePoint (the “Gevo Loan Agreement”), pursuant to which we borrowed $5.0 million. Under the terms of each of (i) the Gevo Loan Agreement and (ii) Gevo, Inc.’s guarantee of Agri-Energy’s obligations under the Original Agri-Energy Loan Agreement described below, we are prohibited from granting a security interest in our intellectual property assets to any other entity until both TriplePoint loans are paid in full. In July 2012, we used $5.4 million of the proceeds from the Note Offering that was completed in July 2012 to pay in full, all amounts outstanding under the Gevo Loan Agreement.

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

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement (the “October Loan”). The October Loan matures on October 31, 2015 with the last monthly amortization payment due on the date of such advance. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million (the “January Loan”) under the Amended Agri-Energy Loan Agreement, bringing the total borrowed under the New Loan at September 30, 2012 to $15.0 million. The January Loan matures on December 31, 2015 with the last monthly amortization payment due on the date of such advance. Upon our request and the additional approval of TriplePoint, we may borrow an additional $5.0 million under the Amended Agri-Energy Loan Agreement increasing the maximum size of the New Loan to $20.0 million. The New Loan is in addition to the Existing Loan. At September 30, 2012, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

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

As of September 30, 2012, we have made $0.7 million in principal payments due under the foregoing loan agreements with TriplePoint pursuant to which payments of outstanding principal began during the third quarter of 2012.

June Amendments. In June 2012, Gevo, Inc. entered into (i) an amendment (the “Security Agreement Amendment”) to the Gevo Security Agreement and (ii) an amendment (the “Gevo Loan Amendment”) to the Gevo Loan Agreement. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement.

These amendments, among other things: (i) permitted the issuance of the Company’s Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) add as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) add a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement; and (vi) add a prohibition on making any coupon make-whole payments in cash prior to the payment in full of all remaining outstanding obligations in full under the Amended Agri-Energy Loan Agreement.

Contractual Obligations and Commitments

The following table sets forth our future commitments arising from our contractual obligations as of September 30, 2012 (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total
Principal debt payments (1)	$9,853	$17,153	$1,731	$45,000	$73,737
Interest payments on debt (2)	6,080	8,570	6,766	16,875	38,291
Software license agreement (3)	148	310	329	—	787
Operating leases (4)	1,547	2,830	2,434	2,027	8,838
Payments due under Cargill license agreement (5)	250	—	—	—	250
Base fee due to South Hampton Resources, Inc. (6)	138	—	—	—	138

Total	$18,016	$28,863	$11,260	$63,902	$122,041

(1)	Principal debt payments include amounts due to TriplePoint under the Amended Agri-Energy Loan Agreement and $45.0 million of Convertible Notes issued in July 2012.
(2)	Interest payments due to TriplePoint under the Amended Agri-Energy Loan Agreement and to holders of the Convertible Notes.
(3)	Amounts due under a software license agreement with a nine year term.
(4)	Commitments for operating leases primarily relate to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(5)	During March 2010, we completed milestone number three under our license agreement with Cargill and the resulting $2.0 million milestone payment is being paid over eight quarters beginning January 1, 2011.
(6)	In accordance with our pilot plant processing agreement with South Hampton Resources, Inc. we are obligated to pay $12,500 per month for the remainder of the initial term of the agreement which ends in July 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended September 30, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rates and commodity prices as of December 31, 2011, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at September 30, 2012.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Matters – On January 14, 2011, Butamax filed a complaint (the “Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, we filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

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

On September 22, 2011, Butamax filed a motion for preliminary injunction with respect to the alleged infringement by us of one or more claims made in the ’889 Patent.

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

On March 12, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00298-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

On March 13, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00301-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,133,715 (the “’715 Patent), entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’715 Patent claims recombinant microorganisms, including yeast, with modifications for the improved production of isobutanol. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

On May 15, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00602-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

On June 19, 2012, the United States District Court for the District of Delaware denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by us of one or more claims made in the ’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax has also filed a motion with the United States District Court for the District of Delaware seeking a temporary order to limit our activities with respect to the automotive fuel blending market while Butamax appeals the denial of its motion for preliminary injunction.

On July 6, 2012, the United States District Court for the District of Delaware issued a temporary order which stated, in part, that we could not deliver, provide, distribute, ship, release or transfer in any way bio-based isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appeals the denial of its motion for preliminary injunction. We filed an appeal of the temporary order. Under the temporary order, we remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court of Appeals granted Gevo’s motion to stay the status quo order entered on July 6, 2012 by the United States District Court for the District of Delaware.

On July 31, 2012, we filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “’089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On July 31, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against us, as Case No. 1:12-cv-00999, seeking a judicial determination that the ’089 Patent is invalid and that Butamax and DuPont do not infringe it.

On August 6, 2012, we filed a motion for preliminary injunction in Case No. 1:12-cv-00301-SLR in the United States District Court for the District of Delaware with respect to the alleged infringement by Butamax and DuPont of one or more claims made in the ’715 Patent.

On August 6, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01014, alleging that we are infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On August 14, 2012, we filed a lawsuit in the United States District Court for the Eastern District of Texas for declaratory judgment against Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC, as Case No. 2:12-cv-00435, seeking a judicial determination that a recently issued Butamax U.S. Patent No. 8,241,878 (the “’878 Patent”), entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof” is invalid and that Gevo does not infringe it.

On August 14, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01036, alleging that we are infringing the ’878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On September 25, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01202, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “’565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against us, as Case No. 1:12-cv-01201, seeking a judicial determination that the ’565 Patent is invalid and that Butamax and DuPont do not infringe it.

On September 25, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01200, alleging that we are infringing U.S. Patent No. 8,273,558, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01300, alleging that we are infringing U.S. Patent No. 8,283,144, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against us, as Case No. 1:12-cv-01301, seeking a judicial determination that Butamax is not infringing Gevo’s recently issued U.S. Patent No. 8,283,505, entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.”

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

We have incurred net losses since our inception, including losses of $47.5 million, $48.2 million, $40.1 million and $19.9 million in the nine months ended September 30, 2012 and fiscal years ended December 31, 2011, 2010 and 2009, respectively. As of September 30, 2012, we had an accumulated deficit of $182.2 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues have been extremely limited and we have not generated revenues from the sale of isobutanol. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial start-up operations in May 2012, we had generated revenue from the sale of ethanol and related products. Similarly, we expect to derive revenue from the sale of ethanol and distiller’s grains during any period in which the Agri-Energy Facility is temporarily reverted to ethanol production, including the current planned reversion during which we will focus on optimizing specific parts of our technology to further enhance isobutanol production rates. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate future revenues from the sale of ethanol at the Agri-Energy Facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements, our revenues could be adversely affected. Furthermore, we expect to spend significant amounts on further development of our technology, acquiring or otherwise gaining access to ethanol plants and retrofitting them for isobutanol production, marketing, general and administrative expenses associated with our planned growth and management of operations as a public company. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

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

In September 2010, we acquired ownership of an ethanol production facility, the Agri-Energy Facility in Luverne, Minnesota, and in June 2011, we acquired access to a second ethanol production facility, the Redfield Facility in Redfield, South Dakota, pursuant to our joint venture with Redfield. We intend to retrofit both facilities to produce isobutanol. Cost overruns or other unexpected difficulties could cause the retrofits to cost more than we anticipate which could increase our need for funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our initial commercial production of isobutanol. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Agri-Energy Facility, complete the retrofit of the Redfield Facility, which is not yet underway, or acquire access to or retrofit additional ethanol plants may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, such as if Butamax is successful in its lawsuits alleging that we are infringing its patents for the production of isobutanol using certain microbial host cells.

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending against eight lawsuits filed by Butamax alleging that we have infringed patents for certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells, a patent covering a modified Pseudomonas KARI enzyme, a patent covering a modified E. coli KARI enzyme, and a patent covering the use of L. lactis and S. mutans dihydroxy acid dehydratase enzymes in yeast. The litigation with Butamax is dynamic. We have filed complaints alleging infringement of certain of our patents by Butamax and we anticipate that additional patents involving the isobutanol production process that are issued to Butamax, its members or us will be involved in litigation. The trial for the earliest-filed Butamax litigation is currently scheduled for April 2013 and additional trials are currently scheduled for July 2014.

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

In May 2012, we announced that we had commenced initial start-up operations for the retrofit of the Agri-Energy Facility to isobutanol production. In September 2012, we updated our initial production expectations for the Agri-Energy Facility noting that we had decided to optimize certain specific parts of our isobutanol production technology to further enhance isobutanol production rates at the Agri-Energy Facility. Technical completion of the retrofit is not expected until 2013. Even with technical completion of the Agri-Energy Facility, we expect that initial production volumes will be lower than the projected nameplate capacity for isobutanol production at the facility. We project that the Agri-Energy Facility will be able to produce isobutanol at a run rate of approximately one million gallons per month by the end of 2013 and will reach full production capacity run rates in 2014. However, we may encounter further unexpected production challenges during the completion of the retrofit and the projected ramp up in production rates. Any such production challenges may prevent us from producing significant quantities of isobutanol or may significantly increase our cost to produce isobutanol which could have a material adverse effect on our business, financial condition and results of operations.

Some of our retrofits, including the retrofit of the Agri-Energy Facility, will include additional equipment necessary to switch between ethanol and isobutanol production but we cannot guarantee that we will be successful in switching between isobutanol and ethanol production in a timely or efficient manner at these facilities.

While we have designed the retrofit of the Agri-Energy Facility to allow the capability to switch between isobutanol and ethanol production, which may, subject to regulatory factors and depending on market conditions, mitigate certain significant risks associated with start-up operations for isobutanol production, there can be no assurance that we will be able to revert to ethanol production. In

September 2012, when we updated our initial production expectations for the Agri-Energy Facility, we announced that we had made the strategic decision to temporarily pause isobutanol production at the Agri-Energy Facility for a period of time during which we plan to produce ethanol at the Agri-Energy Facility while we focus on optimizing specific parts of our technology to further enhance isobutanol production rates. Even if we are able to revert to ethanol production, the facility may produce ethanol less efficiently or in lower volumes than it did prior to the retrofit and such ethanol production may not generate positive economic returns. If we are unable to produce isobutanol at the volumes, rates and costs that we expect and are unable to revert back to ethanol production at full capacity, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

We may not be successful in the development of individual steps in, or an integrated process for, the production of commercial quantities of isobutanol from plant feedstocks in a timely or economic manner, or at all.

As of the date of this Report, we have produced limited commercial quantities of isobutanol and we may not be successful increasing our production from these limited startup production levels to full-scale commercial production levels. The production of isobutanol requires multiple integrated steps, including:

•	obtaining the plant feedstocks;

•	treatment with enzymes to produce fermentable sugars;

•	fermentation by organisms to produce isobutanol from the fermentable sugars;

•	distillation of the isobutanol to concentrate and separate it from other materials;

•	purification of the isobutanol; and

•	storage and distribution of the isobutanol.

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced full-scale commercial volumes of isobutanol. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the demonstration facility and at the Agri-Energy Facility, such production was not at full commercial rate and scale and in September 2012, we announced our plan to temporarily revert the Agri-Energy Facility to ethanol production, depending on our assessment of then current ethanol economic conditions for ethanol production, while we focus on optimizing specific parts of our technology to further enhance isobutanol production rates. To date, we have focused the majority of our research and development efforts on producing isobutanol from dextrose and challenges remain in achieving substantial production volumes with other sugars, like corn mash. The risk of contamination and other problems rise as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

Prior to the Agri-Energy Facility retrofit, neither we nor ICM had ever built (through retrofit or otherwise) or operated a commercial isobutanol facility. We assume that we understand how the engineering and process characteristics of the one MGPY demonstration facility will scale up to larger facilities, but these assumptions may prove to be incorrect. Accordingly, we cannot be certain that we can manufacture isobutanol in an economical manner in commercial quantities. If our costs to build large-scale commercial isobutanol facilities are significantly higher than we expect or if we fail to manufacture isobutanol economically on a commercial scale or in commercial volumes, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We may not be able to successfully identify and acquire access to additional ethanol production facilities suitable for efficient retrofitting, or acquire access to sufficient capacity to be commercially viable or meet customer demand.

Our strategy currently includes accessing and retrofitting, either independently or with potential development partners, existing ethanol facilities for the production of large quantities of isobutanol for commercial distribution and sale. We have acquired one 22 MGPY ethanol production facility and we have acquired access to one 50 MGPY ethanol production facility pursuant to our joint venture with Redfield. We plan to acquire access to additional production capacity to enable us to produce and sell approximately 350 MGPY of isobutanol in 2015. However, we may not find development partners with whom we can implement this growth strategy, and we may not be able to identify facilities suitable for joint venture, acquisition, lease or license.

Even if we successfully identify a facility suitable for efficient retrofitting, we may not be able to acquire access to such facility in a timely manner, if at all. The owners of the ethanol facility may reach an agreement with another party, refuse to consider a joint venture, acquisition, lease or license, or demand more or different consideration than we are willing to provide. In particular, if the profitability of ethanol production increases, plant owners may be less likely to consider modifying their production, and thus may be less willing to negotiate with us or agree to allow us to retrofit their facilities for isobutanol production. We may also find that it is necessary to offer special terms, incentives and/or rebates to owners of ethanol facilities that allow us to access and retrofit their facilities before our production technology has been proven on a commercial scale. Even if the owners of a facility are interested in reaching an agreement that grants us access to the plant, negotiations may take longer or cost more than we expect, and we may never achieve a final agreement. Further, we may not be able to raise capital on acceptable terms, or at all, to finance our joint venture, acquisition, participation or lease of facilities.

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

No two ethanol facilities are exactly alike, and each retrofit will require individualized engineering and design work. There is no guarantee that we or any contractor we retain will be able to successfully design a commercially viable retrofit, or properly complete the retrofit once the engineering plans are completed. Prior to the Agri-Energy Facility retrofit, neither we nor ICM had ever built, via retrofit or otherwise, a full-scale commercial isobutanol facility. Despite our experience with the retrofit of the Agri-Energy Facility, our estimates of the capital costs that we will need to incur to retrofit a commercial-scale ethanol facility may prove to be inaccurate, and each retrofit may cost materially more to engineer and build than we currently anticipate. For example, our estimates assume that each plant we retrofit will be performing at full production capacity, and we may need to expend substantial sums to repair underperforming facilities prior to retrofit.

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

Even if we produce isobutanol at our targeted rates, we may be unable to produce isobutanol that meets customer specifications. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to meet defined high-purity isobutanol product standards. A failure to successfully meet the specifications of our potential customers could decrease demand, and significantly hinder market adoption of our products.

We lack significant experience operating commercial-scale ethanol and isobutanol facilities, and may encounter substantial difficulties operating commercial plants or expanding our business.

We have very limited experience operating commercial-scale ethanol and isobutanol facilities. Accordingly, we may encounter significant difficulties operating at a commercial scale. We believe that our future facilities will, like the Agri-Energy Facility, be able to continue producing ethanol during much of the retrofit process. We will need to successfully administer and manage this production. Though ICM and the employees of Agri-Energy and Redfield are experienced in the operation of ethanol facilities, and our future development partners or the entities that we acquire may likewise have such experience, we may be unable to manage ethanol-producing operations, especially given the possible complications associated with a simultaneous retrofit. Once we complete a commercial retrofit, operational difficulties may increase, because neither we nor anyone else has significant experience operating a pure isobutanol fermentation facility at a commercial scale. The skills and knowledge gained in operating commercial ethanol facilities or small-scale isobutanol plants may prove insufficient for successful operation of a large-scale isobutanol facility, and we may be required to expend significant time and money to develop our capabilities in isobutanol facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

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

While we have succeeded in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield in laboratory tests, and we have demonstrated the ability to produce isobutanol under the demonstration plant operating conditions and under commercial scale operating conditions at the Agri-Energy Facility, we have not yet accomplished these targets in a commercial plant environment. We are currently optimizing certain specific parts of our isobutanol production technology to further enhance our isobutanol production rates at our Agri-Energy Facility. This process, if it succeeds, may take longer or cost more than expected. Our yeast biocatalyst may not be able to meet the commercial performance targets at a commercial-scale retrofitted plant in a timely manner, or ever. In addition, the risk of contamination and other problems may increase at commercial-scale isobutanol production facilities, which could negatively impact our cost of production. If we encounter difficulties in optimizing our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

We have engaged in negotiations with a number of companies, and have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including LANXESS Inc., Toray Industries, United Airlines and TOTAL PETROCHEMICALS USA, Inc. However, as of September 30, 2012, we are not party to any final, definitive supply or distribution agreements for our isobutanol, other than our exclusive supply agreement with LANXESS Inc., our international off-take and distribution agreement with Sasol, our commercial off-take agreement with Mansfield, our joint development agreement with Toray Industries and our contracts from the Defense Logistics Agency. We may be unable to negotiate final terms with other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, as we have yet to produce or supply commercial volumes of isobutanol to any customer, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

Most of the ethanol plants we initially plan to retrofit use dry-milled corn as a feedstock. Once we have optimized our full-scale commercial isobutanol production process, we plan to sell, as animal feed, the isobutanol distiller’s grains (“iDGs™”) left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs™ into animal feed through a self-assessed Generally Regarded as Safe process via third party scientific review. In order to improve the value of our iDGs™, we are also in the process of obtaining U.S. Food and Drug Administration (“FDA”) approval for the marketing of our iDGs™. We believe obtaining FDA approval will increase the value of our iDGs™ by offering customers of our iDGs™ further assurance of the safety of our iDGs™. FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. If FDA approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs™, our net cost of production will increase, which may hurt our operating results.

Our development strategy relies heavily on our relationship with ICM.

We rely heavily upon our relationship with ICM. In October 2008, we entered into a development agreement and a commercialization agreement with ICM, each of which has since been amended. Pursuant to the terms of the development agreement, ICM engineers helped us install the equipment necessary to test and develop our isobutanol fermentation process at ICM’s one MGPY ethanol demonstration facility, and ICM agreed to assist us in running and maintaining the converted plant. We have used the demonstration plant to improve our biocatalysts and to develop processes for commercial-scale production of isobutanol. Under the commercialization agreement, as amended, ICM serves as our exclusive engineering, procurement and construction (“EPC”) contractor for the retrofit of ethanol plants, and we serve as ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars. In August 2011, we entered into a work agreement with ICM. Pursuant to the terms of the work agreement, ICM provides EPC services for the retrofit of ethanol plants.

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

To date, we have funded our operations primarily through equity offerings, issuances of debt, borrowing under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol. Based on our current plans and expectations, we will require additional funding to achieve our goal of producing and selling approximately 350 million gallons of isobutanol in 2015. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending against claims by others that we may be violating their intellectual property rights, including the current litigation with Butamax, will be significant. Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

•	the timing of, and costs involved in developing and optimizing our technologies for commercial-scale production of isobutanol;

•	the timing of, and costs involved in accessing existing ethanol plants;

•	the timing of, and costs involved in retrofitting the plants we access with our technologies;

•	the costs involved in establishing an enhanced yeast seed train;

•	the cost of operating, maintaining and increasing production capacity of the retrofitted plants;

•	our ability to negotiate agreements supplying suitable biomass to our plants, and the timing and terms of those agreements;

•	the timing of, and the costs involved in developing adequate storage facilities for the isobutanol we produce;

•	our ability to gain market acceptance for isobutanol as a specialty chemical, gasoline blendstock and as a raw material for the production of hydrocarbons;

•	our ability to negotiate supply agreements for the isobutanol we produce, and the timing and terms of those agreements;

•	our ability to negotiate sales of our isobutanol for commercial-scale production of butenes and other industrially useful chemicals and fuels, and the timing and terms of those sales;

•	our ability to sell the iDGs™ left as a co-product of fermenting isobutanol from corn as animal feedstock;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and

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

We may pay vendors in stock as consideration for their services; this may result in additional costs and may cause dilution to our existing stockholders.

In order for us to preserve our cash resources, we may in the future pay vendors, including technology partners, in shares, warrants or options to purchase shares of our common stock rather than cash. Payments for services in stock may materially and adversely affect our stockholders by diluting the value of outstanding shares of our common stock. In addition, in situations where we agree to register the shares issued to a vendor, this will generally cause us to incur additional expenses associated with such registration.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of investment research analysts or investors, which could cause our stock price to decline.

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

The ethanol facilities that we have retrofitted or plan to retrofit to produce isobutanol, including the Agri-Energy Facility in Luverne, Minnesota, and the Redfield Facility in Redfield, South Dakota, use significant amounts of natural gas to produce ethanol. After retrofit with our GIFT® technology, these facilities will continue to require natural gas to produce isobutanol. Accordingly, our business is dependent upon natural gas supplied by third parties. Should the price of natural gas increase, our performance could suffer. Likewise, disruptions in the supply of natural gas could have a material impact on our business and results of operations.

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

From September 2010 through May 2012, we sold distiller’s grains as a co-product from the production of ethanol at the Agri-Energy Facility in Luverne, Minnesota. Additionally, as a result of our strategic decision to pause isobutanol production for a period of time during which we plan to produce ethanol while we focus on optimizing specific parts of our technology, we may continue to sell distiller’s grains as a co-product from the temporary production of ethanol at the Agri-Energy Facility. We may also sell distiller’s grains produced by other ethanol facilities that we acquire, enter into a joint venture or tolling arrangement with, or license to in the future. We also plan to sell the iDGs™ that will be produced as a co-product of our commercial isobutanol production. Distiller’s grains and iDGs™ compete with other animal feed products, and decreases in the prices of these other products could decrease the demand for and price of distiller’s grains and iDGs™. Additionally, we have not yet produced commercial iDGs™ and, as such, there is a risk that our iDGs™ may not meet market requirements. If the price of distiller’s grains and iDGs™ decreases or our iDGs™ do not meet market requirements, our revenue from the sale of distiller’s grains and iDGs™ could suffer, which could have a material adverse effect on our financial condition.

To the extent that we produce ethanol at accessed plants before commencing isobutanol production, or during periods in which we make the strategic decision to revert to ethanol production, we will be vulnerable to fluctuations in the price of and cost to produce ethanol.

We believe that, like the Agri-Energy Facility, the other ethanol production facilities we access will continue to produce ethanol during most of the retrofit process. In certain cases, we expect to obtain income from this ethanol production. Further, we have designed our isobutanol production technology to allow us to revert to ethanol production at certain facilities, such as the Agri-Energy Facility. Our earnings from ethanol revenue will be dependent on the price of, demand for and cost to produce ethanol. Decreases in the price of ethanol, whether caused by decreases in gasoline prices, changes in regulations, seasonal fluctuations or otherwise, will reduce our revenues, while increases in the cost of production will reduce our margins. Many of these risks, including fluctuations in feedstock costs and natural gas costs, are identical to risks we will face in the production of isobutanol. To the extent that ethanol production costs increase or price decreases, earnings from ethanol production could suffer, which could have a material adverse effect on our business.

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

Our business is complex and we intend to target a variety of markets. Therefore, it is critical that our management team and employee workforce are knowledgeable in the areas in which we operate. The loss of any key members of our management, including our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the advanced biofuels area, or due to the limited availability of personnel with the qualifications or experience necessary for our renewable chemicals and advanced biofuels business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our partners and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. Additionally, certain changes in our management could trigger an event of default under the Amended Agri-Energy Loan Agreement, and we could be forced to pay the outstanding balance of the loan(s) in full. All of our employees are at-will employees, meaning that either the employee or we may terminate their employment at any time.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of September 30, 2012, we exclusively licensed rights to 101 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 364 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only 13 of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

In the production of isobutanol, we face competition from Butamax, a joint venture between BP and DuPont. Additionally, a number of companies including Cathay Industrial Biotech, Ltd., Green Biologics Ltd., METabolic Explorer, S.A., Eastman Chemical Company (which acquired TetraVitae Bioscience, Inc. in November 2011) and Cobalt Technologies, Inc. are developing n-butanol production capability from a variety of renewable feedstocks.

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

The terms of the Amended Agri-Energy Loan Agreement and the Indenture governing the Convertible Notes may restrict our ability to engage in certain transactions.

In August 2010, we entered into the Original Agri-Energy Loan Agreement under which our wholly owned subsidiary, Gevo Development, borrowed $12.5 million to finance its acquisition of Agri-Energy. In October 2011, the Original Agri-Energy Loan Agreement was amended to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of Agri-Energy Facility to produce isobutanol. Pursuant to the terms of the Amended Agri-Energy Loan Agreement, we cannot engage in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of TriplePoint. If TriplePoint does not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan in full. As of September 30, 2012, the aggregate outstanding principal and final payments under the Amended Agri-Energy Loan Agreement was approximately $28.7 million.

With respect to the Convertible Notes, if a Fundamental Change occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. In addition, if a Fundamental Change occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such Fundamental Change. In addition, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

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

We currently engage in hedging transactions to offset some of the effects of volatility in commodity prices. We expect to engage in similar transactions once we begin commercial isobutanol production. We generally follow a policy of using exchange-traded futures contracts to reduce our net position in agricultural commodity inventories and forward purchase contracts to manage price risk. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging exposes us to the risk that the other party to a hedging contract defaults on its obligation. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of isobutanol, distiller’s grains, iDGs™ or ethanol. Losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of September 30, 2012. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning Our Securities.

We incurred significant indebtedness when we sold the Convertible Notes and we may incur additional indebtedness in the future. The indebtedness created by the sale of the Convertible Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of September 30, 2012, the aggregate outstanding principal and final payments under the Amended Agri-Energy Loan from TriplePoint was approximately $28.7 million. In addition, we incurred $45 million of senior indebtedness when we sold the Convertible Notes in July 2012. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness, the Convertible Notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the Convertible Notes and such other indebtedness to accelerate the maturity of the Convertible Notes and such other indebtedness and could cause defaults under the Convertible Notes and such other indebtedness. Any default under the Convertible Notes or such other indebtedness could have a material adverse effect on our business, results of operations and financial condition.

We may incur substantially more debt or take other actions which would intensify the risks discussed above.

We and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the Indenture governing the Convertible Notes. Under the terms of the Indenture governing the Convertible Notes, we will not be restricted from incurring additional debt, securing future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture governing the Convertible Notes and that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning our Securities” section could intensify.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value. We expect that the trading value of the Convertible Notes will be significantly affected by the price of our common stock.

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $26.36 and a low of $1.77. The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the market price of the Convertible Notes. This may result in significantly greater volatility in the trading value of the Convertible Notes than would be expected for nonconvertible debt securities we may issue.

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock, regardless of our operating performance, and cause the value of your investment to decline. Because the Convertible Notes are convertible into our common stock, volatility or depressed prices of our common stock could have an adverse effect on the trading price of the Convertible Notes. Holders who receive common stock upon conversion of the Convertible Notes also will be subject to the risk of volatility and depressed prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling in our common stock by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

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

The price of our common stock also could be affected by possible sales of common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock that we expect to develop as a result of the issuance of the Convertible Notes. The hedging or arbitrage could, in turn, affect the trading prices of the Convertible Notes, or any common stock that holders receive upon conversion of the Convertible Notes.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Stockholders as of September 30, 2012 who own more than 5% of our outstanding common stock, which consists of four stockholders, collectively own approximately 37% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In addition, as of September 30, 2012, there were 3.1 million shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

We registered 6.8 million shares of common stock, which are reserved for issuance under our stock incentive plans and our employee stock purchase plan. These shares can be freely sold in the public market upon issuance and once vested.

We may not have the ability to pay interest on the Convertible Notes or to repurchase or redeem the Convertible Notes.

The Convertible Notes, which have a principal balance of $45 million at September 30, 2012, bear interest at a rate of 7.5% per year, payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing in 2013. If a Fundamental Change occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay cash upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our current indebtedness with TriplePoint unless we are able to obtain TriplePoint’s consent prior to the taking of such action.

Our failure to repurchase tendered Convertible Notes at a time when the repurchase is required by the Indenture would constitute a default under the Convertible Notes and would permit holders of the Convertible Notes to accelerate our obligations under the Convertible Notes. Such default may also lead to a default under the agreements governing any of our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

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

Future issuances of our common stock or instruments convertible into our common stock, including in connection with conversions of Convertible Notes, and hedging activities by holders of the Convertible Notes may materially and adversely affect the price of our common stock and the Convertible Notes.

If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders, and any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Moreover, the anticipated conversion of the Convertible Notes into shares of our common stock could depress the trading price of our common stock.

If a holder of our Convertible Notes elects to convert some or all of their Convertible Notes on or after January 1, 2013 and prior to July 1, 2017, such holder will be entitled to receive a Coupon Make-Whole Payment for the Convertible Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the Coupon Make-Whole Payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Given that the agreements governing our secured indebtedness with TriplePoint prohibit us from paying, repurchasing or redeeming the Convertible Notes or making cash payments in respect of the Coupon Make-Whole Payment upon a conversion, we may be unable to make such payment in cash. If we elect to issue our common stock for such payment, this may cause significant additional dilution to our existing stockholders.

The price of our common stock also could be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to develop involving our common stock by holders of the Convertible Notes.

We may not be permitted, by the agreements governing our secured indebtedness, to repurchase the Convertible Notes.

If a Fundamental Change occurs, the holders of the Convertible Notes may require us to repurchase all or a portion of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date. However, the agreements governing our secured indebtedness with TriplePoint prohibit us from paying, repurchasing or redeeming the Convertible Notes or any amounts payable in connection with a Fundamental Change or at our option. In the event that a Fundamental Change occurs at a time when we are prohibited from repurchasing the Convertible Notes, we would need to seek the consent of TriplePoint to repurchase the Convertible Notes from the holders or we would otherwise be risking an event of default under our agreements with TriplePoint. If we were to not obtain such a consent, compliance with the terms of the Convertible Notes would trigger an event of default under our indebtedness with TriplePoint.

Although the Convertible Notes are referred to as “senior notes,” the Convertible Notes are unsecured and are effectively subordinated to our secured indebtedness and effectively subordinated to all liabilities of our subsidiaries from time to time outstanding.

The Convertible Notes are obligations only of Gevo, Inc. and are to be guaranteed by our subsidiaries or secured by any of our or their properties or assets. The Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and effectively subordinated to all existing and future liabilities of our subsidiaries, including trade payables. Our subsidiaries are separate legal entities and have no obligation to pay any amounts due pursuant to the Convertible Notes. Our subsidiaries conduct a significant amount of our business, and may incur significant liabilities in connection with such business. As of September 30, 2012, our subsidiaries had indebtedness and other obligations in the principal amount of approximately $28.7 million. These amounts of indebtedness structurally rank senior to the Convertible Notes.

In any liquidation, dissolution, bankruptcy or other similar proceeding, holders of our secured debt may assert rights against any assets securing such debt in order to receive full payment of the debt before those assets may be used to pay the holders of the Convertible Notes. In such an event, we may not have sufficient assets remaining to pay amounts due on any or all of the Convertible Notes. At September 30, 2012, on a consolidated basis, we had approximately $28.7 million in aggregate principal amount of secured indebtedness outstanding. In addition, our senior secured indebtedness to TriplePoint prohibits us from making payments on the Convertible Notes that are not regularly scheduled payments.

We have made only limited covenants in the Indenture governing the Convertible Notes, and these limited covenants may not protect the value of an investment in the Convertible Notes.

The Indenture governing the Convertible Notes does not:

•

require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, does not protect holders of the Convertible Notes in the event that we experience significant adverse changes in our financial condition or results of operations;

•	limit our subsidiaries’ ability to incur indebtedness that would effectively rank senior to the Convertible Notes;

•	limit our ability to incur secured indebtedness that would effectively rank senior to the Convertible Notes or indebtedness that is equal in right of payment to the Convertible Notes;

•	restrict our subsidiaries’ ability to issue securities that would be senior to the common stock of our subsidiaries held by us;

•	restrict our ability to repurchase our securities;

•	restrict our ability to pledge our assets or those of our subsidiaries; or

•	restrict our ability to make investments or to pay dividends or make other payments in respect of our common stock or other securities ranking junior to the Convertible Notes.

Furthermore, the Indenture governing the Convertible Notes contains only limited protections in the event of a change in control. We could engage in many types of transactions, such as acquisitions, refinancings or recapitalizations, that could substantially affect our capital structure and the value of the Convertible Notes and our common stock but would not constitute a “Fundamental Change” that permits holders to require us to repurchase their Convertible Notes.

Holders of Convertible Notes are not entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to such rights.

Holders of Convertible Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but holders of Convertible Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to a holder’s conversion of its Convertible Notes, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock that result from such amendment.

The adjustment to the conversion rate for Convertible Notes converted in connection with a Make-Whole Fundamental Change may not adequately compensate holders of the Convertible Notes for the lost option value of the Convertible Notes as a result of such transaction.

If a Make-Whole Fundamental Change occurs prior to maturity of the Convertible Notes, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Convertible Notes converted in connection with such Make-Whole Fundamental Change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction constituting the Make-Whole Fundamental Change becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. The adjustment to the conversion rate for Convertible Notes converted in connection with a Make-Whole Fundamental Change may not adequately compensate holders of the Convertible Notes for any lost value of the Convertible Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $20.00 per share or less than $4.95 per share (in each case, subject to adjustment), no adjustment will be made to the conversion rate.

Our obligation to increase the conversion rate upon the occurrence of a Make-Whole Fundamental Change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.

The conversion rate of the Convertible Notes may not be adjusted for all dilutive events.

The conversion rate of the Convertible Notes is subject to adjustment for certain events, including, but not limited to, the issuance of stock dividends on our common stock, the issuance of certain rights, options or warrants, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock or securities convertible or exercisable into common stock, that may adversely affect the trading price of the Convertible Notes or the consideration issued upon conversion thereof. An event that adversely affects the value of the Convertible Notes may occur, and that event may not result in an adjustment to the conversion rate.

Some significant restructuring transactions may not constitute a Fundamental Change, in which case we would not be obligated to offer to repurchase the Convertible Notes.

Upon the occurrence of a Fundamental Change, holders have the right to require us to repurchase their Convertible Notes. However, the Fundamental Change provisions will not afford protection to holders of Convertible Notes in the event of other transactions that could adversely affect the Convertible Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings or acquisitions initiated by us may not constitute a Fundamental Change requiring us to repurchase the Convertible Notes. In the event of any such transaction, holders would not have the right to require us to repurchase their Convertible Notes, even though each of these transactions could increase the amount of our indebtedness or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the value of the Convertible Notes.

Holders of the Convertible Notes may not be able to accelerate the maturity of the Convertible Notes if we fail to make our SEC filings in a timely manner.

The Indenture governing the Convertible Notes requires us to furnish our SEC filings to the trustee no more than 15 days after the date on which we would have been required to file them with the SEC. The Indenture also requires us to comply with certain filing requirements as set forth in the Trust Indenture Act of 1939, as amended. However, the Indenture does not require us to file any such reports on a timely basis with the SEC. Accordingly, holders of Convertible Notes may not be able to accelerate the maturity of the Convertible Notes if we fail to make our SEC filings in a timely manner.

We cannot assure you that an active trading market will be maintained for the Convertible Notes. Holders of the Convertible Notes may be unable to sell their Convertible Notes at the price they desire or at all.

We do not intend to apply for listing of the Convertible Notes on any securities exchange or to arrange for quotation on any interdealer quotation system. We have been informed by the underwriters that purchased the Convertible Notes that they intend to make a market in the Convertible Notes. However, the underwriters may cease their market-making in their sole discretion at any time without notice. In addition, the liquidity of the trading market in the Convertible Notes, and the market price quoted for these Convertible Notes, may be adversely affected by, among other things:

•	changes in the overall market for debt securities;

•	changes in our financial performance or prospects;

•	the prospects for companies in our industry generally;

•	the number of holders of the Convertible Notes;

•	the interest of securities dealers in making a market for the Convertible Notes;

•	the time remaining to the maturity of the Convertible Notes;

•	the outstanding amount of the Convertible Notes;

•	the market price and volatility of our common stock; and

•	prevailing interest rates.

Historically, the market for convertible debt has been subject to disruptions that have caused volatility in prices. It is possible that the market for the Convertible Notes will be subject to disruptions that may have a negative effect on holders of the Convertible Notes, regardless of our operating results, financial performance or prospects.

As a result, we cannot assure holders of the Convertible Notes that an active trading market will be maintained for the Convertible Notes. If an active trading market is not maintained, the market price and liquidity of the Convertible Notes may be adversely affected. In that case, investors in the Convertible Notes may not be able to sell the Convertible Notes at a particular time or at a favorable price.

Any adverse rating of the Convertible Notes may cause their trading price to fall.

We do not intend to seek a rating on the Convertible Notes. However, if a rating service were to rate the Convertible Notes and if such rating service were to lower its rating on the Convertible Notes below the rating initially assigned to the Convertible Notes or otherwise announce its intention to put the Convertible Notes on credit watch, the trading price of the Convertible Notes could decline.

Developments in the convertible debt markets may adversely affect the market value of the Convertible Notes.

We expect that many investors in, and potential purchasers of, the Convertible Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Convertible Notes. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the common stock underlying the Convertible Notes and dynamically adjusting their short position while they hold the Convertible Notes. As a result, any specific rules regulating short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales in our common stock could adversely affect the ability of investors in, or potential purchasers of, the Convertible Notes to conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the Convertible Notes. This could, in turn, adversely affect the market price and liquidity of the Convertible Notes.

Holders of the Convertible Notes may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Convertible Notes even if they do not receive a corresponding cash distribution.

The conversion rate of the Convertible Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, holders of the Convertible Notes may be deemed to have received a dividend subject to U.S. federal income tax even if they have not received any cash. In addition, a failure to adjust (or to adequately adjust) the conversion rate after an event that increases a Convertible Note holder’s proportionate interest in our assets and earnings could be treated as a deemed taxable dividend to the Convertible Note holder. If a Make-Whole Fundamental Change occurs prior to the maturity date of the Convertible Notes, under some circumstances, we will increase the conversion rate for Convertible Notes converted in connection with the Make-Whole Fundamental Change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend.

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

Our affiliates who held our common stock as of September 30, 2012 together control approximately 29% of our outstanding common stock, with a single stockholder (Khosla Ventures I, L.P. and its affiliates) controlling approximately 18% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline. The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business.

We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline which in turn would likely cause a decline in the value of the Convertible Notes. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price and Convertible Note price to decline or the trading volume of our common stock to decline.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

Under the terms of our Amended Agri-Energy Loan Agreement with TriplePoint, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement. Agri-Energy is also permitted to make dividends and distributions to Gevo, Inc. for certain defined purposes related to the Convertible Notes. Accordingly, even if we decide to pay cash dividends in the future, we may not be able to access cash generated by Agri-Energy if amounts are then outstanding pursuant to the Amended Agri-Energy Loan Agreement. We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On February 14, 2011, we closed our initial public offering. The offer and sale of 8,222,500 shares of our common stock in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168792), which was declared effective by the SEC on February 8, 2011. The principal underwriters of the initial public offering were UBS Securities LLC, Piper Jaffray & Co. and Citigroup Global Markets Inc. We raised approximately $110.4 million in net proceeds after deducting underwriting discounts and commissions of $8.6 million and other offering costs of $4.3 million. During the period from April 1, 2011, the approximate point in time where we began to use cash from our initial public offering, through September 30, 2012, we used all of the amounts received from our initial public offering on a combination of working capital needs and the acquisition of property, plant and equipment.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10

		Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7

4.9	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1

4.10	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2

10.1	Second Amendment to the Plain English Security Agreement, made and entered into as of June 29, 2012, by and among Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.1

10.2	Second Amendment to Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.2

10.3	First Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.3

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

101#	Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.					X

*	Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.

By:	/S/ MARK SMITH
Mark Smith Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 2, 2012