Form 10-K
period 2012-12-31
Gevo, Inc.
filed 2013-03-26
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 30, 2012 was approximately $74 million. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 28, 2013 was 41,060,366.

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

GEVO, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

Forward-Looking Statements

When used anywhere in this Annual Report on Form 10-K (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such statements are subject to certain risks and uncertainties including those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions, and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this report the terms “we,” “us,” “our” and “Company” refer to Gevo, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

This Report contains estimates and other information concerning our target markets that are based on industry publications, surveys and forecasts, including those generated by SRI Consulting, a division of Access Intelligence, LLC (“SRI”), Chemical Market Associates, Inc. (“CMAI”), the U.S. Energy Information Association (the “EIA”), the International Energy Agency (the “IEA”), the Renewable Fuels Association (the “RFA”), and Nexant, Inc. (“Nexant”). Certain target market sizes presented in this report have been calculated by us (as further described below) based on such information. This information involves a number of assumptions and limitations and you are cautioned not to give undue weight to this information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors.” These and other factors could cause actual results to differ materially from those expressed in these publications, surveys and forecasts.

Conventions that Apply to this Report

With respect to calculation of product market volumes:

•

product market volumes are provided solely to show the magnitude of the potential markets for isobutanol and the products derived from it. They are not intended to be projections of our actual isobutanol production or sales;

•	product market volume calculations for fuels markets are based on data available for the year 2010 (the most current data available from the IEA);

•	product market volume calculations for chemicals markets are based on data available for the year 2012 (the most current data available from Nexant); and

•	volume data with respect to target market sizes is derived from data included in various industry publications, surveys and forecasts generated by the EIA, the IEA and Nexant.

We have converted these market sizes into volumes of isobutanol as follows:

•	we calculated the size of the market for isobutanol as a gasoline blendstock and oxygenate by multiplying the world gasoline market volume by an estimated 12.5% by volume isobutanol blend ratio;

•	we calculated the size of the specialty chemicals markets by substituting volumes of isobutanol equivalent to the volume of products currently used to serve these markets;

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

Company Overview

We are a renewable chemicals and next generation biofuels company. Our overall strategy is to commercialize biobased alternatives to petroleum-based products using a combination of synthetic biology and chemical technology. In order to implement this strategy, we are taking a building block approach. Initially, we intend to produce and sell isobutanol from renewable feedstocks. Isobutanol is a four carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints, and coatings or as a value-added fuel blendstock. Isobutanol can also be converted into butenes using straightforward dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of lubricants, rubber, plastics, fibers, other polymers and hydrocarbon fuels. We believe that the products derived from isobutanol have potential applications in approximately 40% of the global petrochemicals market, representing a potential market for isobutanol of approximately 70 billion gallons per year (“BGPY”), and substantially all of the global hydrocarbon fuels market, representing a potential market for isobutanol of approximately 950 BGPY. When combined with a potential specialty chemical market for isobutanol of approximately 1.2 BGPY we believe that the potential global market for isobutanol is greater than 1,000 BGPY.

We believe that products derived from our isobutanol will be drop-in products, which means that our customers will be able to replace petroleum-based intermediate products with isobutanol-based intermediate products without modification to their equipment or production processes. The final products produced from our isobutanol-based intermediate products will be chemically and visually identical to those produced from petroleum-based intermediate products, except that they will contain carbon from renewable sources. Customer interest in our isobutanol is primarily driven by our production route, which we believe will be cost-efficient, and our isobutanol’s potential to serve as a cost-effective, environmentally sensitive alternative to the petroleum-based intermediate products that they currently use. We believe that at every step of the value chain, renewable products that are chemically identical to the incumbent petrochemical products will have lower market adoption hurdles in contrast with other bio-industrial products because the infrastructure and applications for such products already exist. In addition, we believe that products made from biobased isobutanol will be subject to less raw material cost volatility than the petroleum-based products in use today based on the historical cost volatility of agricultural feedstocks compared to oil.

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

•

We believe that our production route will be cost-efficient and will allow for significant expansion of the historical isobutanol markets within existing butanol markets through displacing n-butanol, a related compound to isobutanol that is currently sold into butanol markets.

•	We estimate the total addressable world-wide market for isobutanol as a specialty chemical to be approximately 1.2 BGPY, or approximately $6.5 billion annually.

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

•	Chemical-grade isobutanol can be sold to isobutylene and n-butene (butenes) chemicals users for conversion into lubricants, methyl methacrylate (“MMA”) and rubber applications.

•	We estimate the total addressable world-wide market for butenes to be approximately 2.1 BGPY, or approximately $6.1 billion annually.

Para-xylene and Polyethylene Terephthalate

•

Isobutanol can be used to produce PX and its derivatives, including polyesters, which are used in the beverage and food packaging and fibers markets. PX is a key raw material in polyethylene terephthalate (“PET”) production.

•	We estimate the global market for PET to be approximately 50 million metric tons, or approximately $100 billion annually, of which approximately 30% will be used for plastic bottles and containers.

Jet Fuel

•

We have demonstrated the conversion of our isobutanol into a renewable jet fuel blendstock which meets current ASTM International (“ASTM”) and U.S. military synthetic jet fuel blendstock performance and purity requirements. We are working to obtain an ASTM standard specification for the use of such jet fuel blendstock in commercial aviation. We have already presented positive test results from fit-for-purpose testing of our biojet fuel to ASTM’s ‘alcohol-to-jet’ (“ATJ”) task force. Full ASTM specification has been established for our ATJ fuel and is expected in 2014.

•	Military and commercial airlines are currently looking to form strategic alliances with biofuels companies to meet their fuel supply demands.

•	We estimate the global market for biojet fuel to be approximately 77 BGPY, or approximately $200 billion annually.

Other Hydrocarbon Fuels

•

Diesel fuel, gasoline, isooctane, isooctene and bunker fuel may also be produced from our isobutanol. In our laboratories we have demonstrated the conversion of isobutanol to isooctane and renewable gasoline. We have also converted isobutanol to kerosene with properties which we expect may be fit for diesel blending applications.

Our Retrofit Strategy

We plan to commercialize our isobutanol through a strategy of retrofitting existing ethanol production facilities to produce isobutanol and have developed our technology platform to be compatible with the existing approximately 23 BGPY of global operating ethanol production capacity. This approach allows us to project lower capital outlays and a faster commercial deployment schedule than the construction of new plants. We believe the ability of GIFT® to convert sugars from multiple renewable feedstocks into isobutanol will enable us to leverage the abundant domestic sources of historically low cost grain feedstocks (e.g., corn) currently used for ethanol production and will potentially enable the expansion of our production capacity into international markets that use sugar cane or other feedstocks that are prevalent outside of the U.S.

We believe that our isobutanol not only offers a compelling value proposition to customers in the chemicals and fuels markets, but should also provide current ethanol plant owners with an opportunity to increase their long-term operating margins through the retrofit of their existing facilities in joint venture settings or through licensing of our technology. In addition, we plan to sell our isobutanol primarily under long-term off-take agreements, such as our agreement with Sasol Chemical Industries, acting through its Sasol Solvents Division (“Sasol”). This approach, which is a departure from the traditional model for ethanol sales, is expected to enhance operating margin stability by incorporating minimum volume amounts and pricing terms that adjust in part based on feedstock costs, thus improving the overall business model for existing ethanol plant owners. Ethanol is often sold under marketing agreements that do not include volume requirements or pricing formulas that adjust based on feedstock costs, which can result in volatile operating margins that are a significant operational challenge for current ethanol plant owners.

We are developing our retrofit equipment package through our exclusive alliance with ICM, Inc. (“ICM”), a leading engineering firm that has designed approximately 50% of current North American operating ethanol production capacity, which the RFA estimates to be over 13.5 BGPY. We plan to secure access to existing ethanol production facilities through joint ventures, licensing arrangements, tolling partnerships and direct acquisitions. We will then work with ICM to deploy GIFT® through retrofit of these production facilities.

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy Facility”). The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses dry-milled corn as a feedstock. In partnership with ICM, we have developed a detailed retrofit design for this facility and began the retrofit in 2011. In May 2012, we commenced initial startup operations for the production of bio-based isobutanol at the Agri-Energy Facility. During initial startup operations we produced approximately 100,000 gallons of bio-based isobutanol for initial sales and future customer testing. In September 2012, as a result of a lower than planned production rate of isobutanol, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates. Factors that contributed to this strategic decision included, among others, that producing isobutanol at startup production rates while working to improve those production rates would result in operating the Agri-Energy Facility at significantly below break-even cash flow levels and that we believed that we had generated the necessary information required from our startup operations to work on enhancing our production rates at our testing laboratory in Colorado. We intend to resume isobutanol production at the Agri-Energy Facility in support of future commercial operations once this work has been completed. Based on our progress to date we anticipate commencing a limited commercial scale campaign for the production of isobutanol at the Agri-Energy Facility in 2013 to demonstrate commercial scale capacity and sell resulting product.

Through December 31, 2012, we have incurred capital costs of approximately $56.1 million on the retrofit of the Agri-Energy Facility. The retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at this facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast strains at this facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as sales tax on equipment and capitalized interest. We have incurred approximately $21.7 million in capital expenditures associated with these additional design features and other costs.

Until May 2012, when we commenced startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the continued production of ethanol is not our intended business and our future return on invested capital depends on our ability to produce and market isobutanol and products derived from isobutanol, not on continued production and sales of ethanol. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, other than during certain periods while we are working to optimize certain parts of our isobutanol production technology, if we were to project positive cash flows from ethanol operations versus maintaining the facility at idle, including any costs related to the transition, but there is no guarantee that this will be the case. Through the date this

Annual Report was filed, we have not transitioned back to ethanol production because, based on current ethanol operating conditions, we believe that we would generate greater negative cash flows compared to maintaining the Agri-Energy Facility at idle. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol produced at the Agri-Energy Facility. Accordingly, the historical operating results of our subsidiary, Agri-Energy, LLC (“Agri-Energy”), and the operating results reported during the retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or Gevo’s consolidated results once commercial scale isobutanol production commences at this facility.

On June 15, 2011, we entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), under which we have agreed to work with Redfield to retrofit Redfield’s approximately 50 MGPY ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”) for the commercial production of isobutanol. We will be responsible for all costs associated with the retrofit of the Redfield Facility. We will be entitled to a percentage of Redfield’s profits, losses and distributions after commercial production of isobutanol has begun. We have begun the project engineering and permitting process of the retrofit of the Redfield Facility. As of December 31, 2012, we have incurred $0.4 million in planning-related costs for the future retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on our preliminary engineering estimates, we will need to raise additional debt or equity capital to complete the retrofit of the Redfield Facility, but are not obligated to do so.

We are currently in discussions with several other ethanol plant owners that have expressed an interest in entering into joint ventures, licensing arrangements, tolling arrangements or selling their facilities to us for retrofit to produce isobutanol. Collectively, these ethanol plant owners represent over 1.7 BGPY of ethanol capacity. However, there can be no assurance that we will be able to acquire access to ethanol plants from these owners. We have also entered into a non-binding collaborative agreement with the Malaysian government’s East Coast Economic Region Development Council, Malaysian Biotechnology Corporation and the State Government of Terengganu with the intent to develop a cellulosic biomass isobutanol facility in Southeast Asia.

Customer Agreements

We anticipate commencing a limited commercial scale campaign for the production of isobutanol in 2013 at our Agri-Energy Facility to demonstrate commercial scale capacity and sell resulting product. We expect initial commercial production to be directed to serve the high-purity and chemical-grade markets as contemplated under our international off-take and distribution agreement with Sasol, and to provide introductory volumes to the specialty fuel blendstock markets in the U.S., under our commercial off-take agreement with Mansfield Oil Company (“Mansfield”). Upon commencing commercial isobutanol production, we intend to produce and sell isobutanol distiller’s grains (“iDGs™”) as an animal feed co-product in the same manner as distiller’s grains are sold in the ethanol industry today.

As our access to production capacity increases, we plan to transition to selling increased isobutanol volumes under direct customer relationships, certain of which we have already established. As of December 31, 2012, we have entered into the following agreements:

Off-take Agreements

•

Sasol Chemical Industries. In July 2011, we entered into an international off-take and distribution agreement with Sasol to distribute isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a worldwide distributor of our high-purity, chemical-grade biobased isobutanol for sale as a solvent or chemical intermediate. Sasol has been granted non-exclusive distribution rights in North and South America and exclusive distribution rights in the rest of the world. Upon our first commercial sale of isobutanol under the terms of the agreement, if Sasol desires to maintain its exclusive distribution rights, it is obligated to either purchase certain minimum quantities of isobutanol or pay us applicable shortfall fees. We are also obligated to either supply Sasol with certain minimum quantities of isobutanol or pay Sasol applicable shortfall fees. The agreement includes a pricing mechanism that accounts for changes in corn feedstock costs, within certain market-based limits.

•

Mansfield Oil Company. In August 2011, we entered into a commercial off-take agreement with Mansfield to distribute isobutanol-based fuel into the petroleum market. Mansfield markets and distributes fuel to thousands of commercial customers across the U.S. and has over 900 supply points across the U.S. The agreement allows Mansfield to blend our isobutanol for its own use and to be a distributor of our isobutanol for a term of five years. We also entered into a three-year supply services agreement with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. Substantially all ethanol sold by Agri-Energy since its acquisition in September 2010 has been sold to C&N pursuant to a separate ethanol purchase and marketing agreement.

•

Land O’Lakes Purina Feed LLC. In December 2011, we entered into a commercial off-take and marketing agreement with Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”) for the sale of iDGs™ produced by the Agri-Energy Facility. Land O’ Lakes Purina Feed provides farmers and ranchers with an extensive line of agricultural supplies (feed, seed, and crop protection products) and services. Land O’Lakes Purina Feed will be the exclusive marketer of our iDGs™ and modified wet distiller grains for the animal feed market. The agreement has an initial three-year term following the first commercial sales of iDGs™ with automatic one-year renewals thereafter unless terminated by one of the parties. Further, we plan to work with Land O’Lakes Purina Feed to explore opportunities to upgrade the iDGs™ for special value-added applications in feed markets.

Supply and Commercialization Agreements

•

U.S. Air Force. In September 2011, we were awarded a solicitation by the Defense Logistics Agency (“DLA”), to supply ATJ to the U.S. Air Force (“USAF”). DLA sources and provides nearly 100% of the consumable items the U.S. military needs to operate. Under the solicitation, we provided the USAF with 11,000 gallons of ATJ which was used to support engine testing and a demonstration flight in an A-10 aircraft. The demonstration flight was successfully completed in June 2012. The ATJ was produced from isobutanol at our hydrocarbon processing demonstration plant near Houston, Texas, in partnership with South Hampton Resources. In September 2012, we were awarded an additional contract for the procurement of up to 45,000 gallons of ATJ for delivery by October 31, 2013. We anticipate that the ATJ supplied under the September 2012 award will be produced from isobutanol produced at our Agri-Energy Facility.

•

The Coca-Cola Company. In November 2011, we entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”) to create bio-PX from our isobutanol. The objective of the agreement is to accelerate the development of Coca-Cola’s second-generation PlantBottle™ packaging made from 100% plant-based materials. We will work with Coca-Cola to enable and deliver an integrated system to produce bio-PX, a key building block toward Coca-Cola’s goal of creating all of their packaging from renewable materials.

•

Toray Industries. In June 2011, we announced that we had produced fully renewable and recyclable PET in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make PX from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, we entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million, which we will use for the design, construction and/or operation of a pilot plant. We anticipate producing bio-PX at the pilot plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of our bio-PX. In the event we are unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by December 31,

2013, we will be required to refund the $1.0 million by January 31, 2014. Any excess bio-PX that is produced can be sold to third parties.

•

LANXESS. In May 2010, we entered into a non-binding heads of agreement outlining the terms of a future supply agreement with LANXESS Inc. (“LANXESS”), an affiliate of LANXESS Corporation, a stockholder in our company. LANXESS is a specialty chemical company with global operations that currently produces butyl rubber from petrochemical-based isobutylene. Isobutylene is a type of butene that can be produced from isobutanol through straightforward, well-known chemical processes. Pursuant to the heads of agreement, LANXESS has proposed to purchase at least 20 MGPY of our isobutanol for an initial term of 10 years, with an option to extend the term for an additional five years. The pricing under our heads of agreement with LANXESS includes a mechanism that adjusts for future changes in the cost of our feedstock. In January 2011, we also entered into an exclusive supply agreement, as amended, with LANXESS pursuant to which LANXESS has granted us an exclusive first right to supply LANXESS and its affiliates with certain of their requirements of biobased isobutanol during the initial ten-year term. Our exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of the future supply agreement that we intend to enter into with LANXESS, as described above.

Although we have agreed to preliminary terms with each of the potential customers discussed above, only our agreements with Sasol, Mansfield, Land O’Lakes Purina Feed, Coca-Cola, Toray Industries and the DLA on behalf of the USAF, and our exclusive supply agreement with LANXESS, are binding and there can be no assurance that we will be able to enter into definitive supply agreements with other potential customers, or attract customers based on our arrangements with the petrochemical companies and large brand owners discussed above.

Competitive Strengths

Our competitive strengths include:

•

Renewable platform molecule to serve multiple large drop-in markets. We believe that the butenes produced from our isobutanol will serve as renewable alternatives in the production of plastics, fibers, rubber and other polymers which comprise approximately 40% of the global petrochemicals market, and will have potential applications in substantially all of the global hydrocarbon fuels market, enabling our customers to reduce intermediate product cost volatility, diversify suppliers and improve feedstock security. We believe that we will face reduced market adoption barriers in contrast to other new bio-industrial products because products derived from our isobutanol are chemically identical to petroleum-derived products, except that they will contain carbon from renewable sources.

•

Proprietary, low cost technology with global applications. We believe that GIFT® is currently the only known biological process capable of producing isobutanol cost-effectively from renewable carbohydrate sources, which we expect will enable the economic production of hydrocarbon derivatives of isobutanol. Our biocatalysts have demonstrated a product yield on sugar of approximately 94% of theoretical maximum by weight, which is near to, if not the maximum practical yield attainable from fermentable sugars. Collectively, we believe that these attributes, coupled with our ability to leverage the existing ethanol production infrastructure, will create a relatively low capital cost route to isobutanol. Furthermore, we believe that our production route will be cost-efficient which will allow our isobutanol to be economically competitive with many of the petroleum-derived products used in the chemicals and fuels markets today. Additionally, GIFT® is designed to enable the economic production of isobutanol and other alcohols from multiple renewable feedstocks, which will allow our technology to be deployed worldwide.

•

Capital-light commercial deployment strategy optimized for existing infrastructure. We have designed GIFT® to enable capital-efficient retrofits of existing ethanol facilities, which allows us to leverage the existing approximately 23 BGPY of global operating ethanol production capacity. Our retrofit strategy supports relatively low capital cost route to isobutanol production. Using a factored estimate based on the detailed design of the Agri-Energy Facility in combination with our learning from the retrofit of that facility, we estimate retrofit costs for grain ethanol plant retrofits to be approximately $1 per gallon of existing annual ethanol capacity. This projection translates to approximately $50 million for a 50 MGPY ethanol facility and approximately $90 million for a 100 MGPY ethanol facility. These projected retrofit capital expenditures are less than estimates for new plant construction for the production of advanced biofuels, including cellulosic ethanol. We have also designed our production technology to minimize the disruption of ethanol production during the retrofit process, mitigating the costs associated with downtime as the plant is modified. Following the transition to isobutanol production, we expect the original plant to operate in essentially the same manner as it did prior to the retrofit, producing a primary product (isobutanol) and a co-product (iDGs™).

•

GIFT® demonstrated at commercially relevant scale. We previously completed the retrofit of a one MGPY ethanol facility in St. Joseph, Missouri with our proprietary engineering package designed in partnership with ICM and we successfully produced isobutanol at this facility. In May 2012, we commenced initial startup operations for the production of isobutanol at our Agri-Energy Facility and produced approximately 100,000 gallons of bio-based isobutanol for initial sale and future customer testing. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. We anticipate commencing a limited commercial scale campaign for the production of isobutanol at the Agri-Energy Facility in 2013 to demonstrate commercial scale capacity and sell resulting product.

•

Off-take agreements and strategic relationships with chemicals, fuels, animal feed and engineering industry leaders in place. We have entered into off-take agreements and strategic relationships with global industry leaders to accelerate the execution of our commercial deployment strategy both in the U.S. and internationally. These agreements establish demand for our isobutanol to meet the planned production from our Agri-Energy Facility, which is expected to commence on a limited commercial scale in 2013 to demonstrate commercial scale capacity and sell resulting product. To facilitate the adoption of our technology at existing ethanol plants, we have entered into an exclusive alliance with ICM. We expect our relationships with entities such as Sasol, Mansfield Oil Company, Toray Industries, the USAF and LANXESS, among others, to contribute to the development of new chemical and fuel market applications of our isobutanol. To enable the integration of cellulosic feedstocks into our isobutanol production process, we have obtained an exclusive license from Cargill, Incorporated (“Cargill”), to integrate its proprietary biocatalysts into the GIFT® system. To accelerate the adoption of isobutanol as a platform molecule and to support the development of hydrocarbon products derived from our isobutanol, we have developed a hydrocarbon demonstration plant near Houston, Texas with South Hampton Resources.

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

Our Production Technology Platform

We have used tools from synthetic biology, biotechnology and process engineering to develop a proprietary fermentation and separation process to cost effectively produce isobutanol from renewable feedstocks. GIFT® is designed to allow for relatively low capital expenditure retrofits of existing ethanol facilities, enabling a rapid route to isobutanol production. GIFT® isobutanol production is very similar to existing ethanol production, except that we replace the ethanol producing biocatalyst with our isobutanol producing biocatalyst and we incorporate well-known equipment into the production process to separate and collect the isobutanol during the fermentation process. We believe that reusing large parts of the ethanol plant without modification is beneficial because the unchanged parts will stay in place and continue to operate after the retrofit as they did when ethanol was produced. This means that the existing operating staff can continue to manage the production of isobutanol because they will already have experience with the base equipment. We believe this continuity will reduce the risks associated with the production startup following the retrofit as most of the process is unchanged and the existing operating staff is available to monitor and manage the production process.

We intend to process the spent grain mash from our fermenters to produce iDGs™, relying on established processes in the current ethanol industry. We plan to market our iDGs™ to the dairy, beef, swine and poultry industries as a high-protein, high-energy animal feed. To support these efforts, in December 2011 we entered into an exclusive off-take and marketing agreement with Land O’Lakes Purina Feed for the sale of iDGs™ produced at the Agri-Energy Facility. We believe that our sales of our iDGs™ will allow us and our partners to offset a significant portion of our grain feedstock costs, in the same manner as is practiced by the corn-based ethanol industry today through sale of dry distillers grains.

Biocatalyst Overview

Our biocatalysts are microorganisms that have been designed to metabolize sugars to produce isobutanol. Our technology team develops these proprietary biocatalysts to efficiently convert fermentable sugars of all types by engineering isobutanol pathways into the biocatalysts, and then minimizing the production of unwanted by-products to improve isobutanol yield and purity, thereby reducing operating costs. With our biocatalysts, we have demonstrated that we can produce isobutanol at key commercial parameters, which we believe validates our biotechnology pathways and efficiencies. Our planned commercial biocatalyst is designed to produce isobutanol from any fuel ethanol feedstock currently in commercial use, including grains (e.g., corn, wheat, sorghum and barley) and sugar cane. This feedstock flexibility supports our initial deployment in the U.S., as we seek to retrofit available ethanol production facilities which are primarily focused on corn feedstocks, and will enable our future expansion into international markets for production of isobutanol using sugar cane or other grain feedstocks.

Although development work still needs to be done, we have shown at laboratory scale that we can convert cellulosic sugars into isobutanol. In addition, through an exclusive license and a services arrangement with Cargill, we are developing a cellulosic sugar converting biocatalyst specifically designed to efficiently produce isobutanol from the sugars derived from cellulosic feedstocks, including crops that are specifically cultivated to be converted into fuels (e.g., switchgrass), forest residues (e.g., waste wood, pulp and sustainable wood), agricultural residues (e.g., corn stalks, leaves, straw and grasses) and municipal green waste (e.g., grass clippings and yard waste). We carefully select our biocatalyst platforms for their tolerance to isobutanol and other conditions present during an industrial fermentation process, as well as their known utility in large-scale commercial production processes. As a result, we expect our biocatalysts to equal or exceed the performance of the yeast used in prevailing grain ethanol production processes.

Biocatalyst Development

Initially, we used a pathway developed at the University of California, Los Angeles (“UCLA”) and exclusively licensed from The Regents of the University of California (“The Regents”), to create a research biocatalyst capable of producing biobased isobutanol. We chose to use E. coli as the bacteria for our research biocatalyst because of its ease of use and greater understanding relative to other biocatalysts, and because it was the microorganism used by UCLA in developing the licensed pathway. We then developed a new yeast biocatalyst to allow for anaerobic, or oxygen free, isobutanol production as well as minimizing the production of unwanted by-products to improve isobutanol yield and purity, thereby reducing operating costs. These efforts resulted in a substantial fermentation yield increase and enabled compatibility with existing ethanol infrastructure.

By fermenting sugars to isobutanol while reducing the production of unwanted by-products, our proprietary isobutanol pathway channels the available energy content of fermentable sugars to isobutanol. Due to thermodynamic constraints that govern the conservation of energy, other processes may match our yield, but will be unable to exceed it significantly. We have achieved approximately 94% of the theoretical yield, which is near to, if not the maximum practical yield limit attainable from the fermentation of sugars. Our expected theoretical yield is equivalent to that of industrial ethanol production.

We designed our biocatalysts to equal or exceed the performance of the yeast currently used in commercial ethanol production not only in yield, or percentage of the theoretical maximum percentage of isobutanol that can be made from a given amount of feedstock, but also fermentation time, or how fast the sugar fed to the fermentation is converted to isobutanol. At least matching this level of performance is important to our initial commercial production because doing so allows GIFT® fermentation to be performed in most existing grain ethanol fermenters without increasing vessel sizes. Because an isobutanol molecule contains more carbon and hydrogen than an ethanol molecule, and because liquid isobutanol has a different density than liquid ethanol, the isobutanol volume our fermentation process produces will be approximately 80% of the volume of ethanol produced by ethanol fermentation at an equivalent fermentation theoretical yield on sugar. In other words, ICM’s design studies predict that a retrofitted 100 MGPY ethanol plant can produce approximately 80 MGPY of isobutanol. A volume of 80 million gallons of isobutanol has roughly the same energy content as 100 million gallons of ethanol. Over time, we anticipate being able to the increase the productivity of our yeast biocatalyst, thereby allowing for the production of a greater volume of isobutanol over the same fermentation time which would allow for an increase in expected annual isobutanol production. Based on this expectation, we increased the size of the proprietary isobutanol separation system that was installed at the Agri-Energy Facility to accommodate potential increased isobutanol production.

We initially achieved our target fermentation performance goals with our research biocatalyst at our GIFT® mini-plant and then replicated this performance in a retrofit one MGPY ethanol demonstration facility located at ICM’s St. Joseph, Missouri site. Yeast is generally the preferred host for industrial fermentation because it is industrially proven for biofuels production, capable of out-competing bacteria, and is less susceptible to bacteriophage, a common problem for bacterial fermentations. We select biocatalysts for their projected performance in the GIFT® process, targeting lower cost isobutanol production. We continue to seek to improve the performance parameters of our biocatalyst with a goal of reducing projected operating costs, increasing operating reliability and increasing the volume of isobutanol production.

Feedstock Flexibility

We have designed our biocatalyst platform to be capable of producing isobutanol from any fuel ethanol feedstock currently in commercial use, which we believe, in conjunction with our proprietary isobutanol separation unit, will permit us to retrofit any existing fuel ethanol facility. We have demonstrated that our biocatalysts are capable of converting the types of sugars in grains and sugar cane to isobutanol at our commercial targets for fermentation time and yield and we believe that they will have the ability to convert these sugars into isobutanol at a commercial scale. The vast majority of fuel ethanol currently produced in the U.S. is produced from corn feedstock, which is abundant according to data from the U.S. Department of Agriculture and the RFA. Although development work still needs to be done, we have shown at laboratory scale that we can convert cellulosic sugars into isobutanol. Through an exclusive license with Cargill, we are developing a future-generation yeast biocatalyst that is specifically designed to produce isobutanol from mixed sugars derived from cellulosic sources including purpose grown energy crops, agricultural residues, forest residues and municipal green waste.

We expect that our feedstock flexibility will allow our technology to be deployed worldwide and will enable us to offer our customers protection from the raw material cost volatility historically associated with petroleum-based products.

GIFT® Improves Fermentation Performance

Our experiments show that the GIFT® fermentation and recovery system provides enhanced fermentation performance as well as efficient recovery of isobutanol and other alcohols. The GIFT® system enables continuous separation of isobutanol from the fermentation tanks while fermentation is in process. Isobutanol is removed from the fermentation broth using a low temperature distillation to continuously remove the isobutanol as it is formed without the biocatalyst being affected. Since biocatalysts have a low tolerance for high isobutanol concentrations in fermentation, the ability of our process to continuously remove isobutanol as it is produced allows our biocatalyst to continue processing sugar into isobutanol at a high rate without being suppressed by rising levels of isobutanol in the fermenter, reducing the time to complete the fermentation. Using our biocatalysts, we have demonstrated that GIFT® enables isobutanol fermentation times equal to, or less than, those achieved in the current conventional production of ethanol, which allows us to fit our technology into existing ethanol fermenters reducing capital expenditures. We have designed a proprietary engineering package in partnership with ICM to carry out our isobutanol fermentation and recovery process. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility and produced approximately 100,000 gallons of bio-based isobutanol for initial sale and future customer testing. In September 2012, as a result of a lower than planned production rate of isobutanol, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility to focus on optimizing specific parts of our technology to further enhance isobutanol production rates. We anticipate commencing a limited commercial scale campaign for the production of isobutanol at the Agri-Energy Facility in 2013 to demonstrate commercial scale capacity and sell resulting product.

GIFT® requires limited change to existing ethanol production infrastructure. As with ethanol production, feedstock is ground, cooked, treated with enzymes and fermented. Just like ethanol production, after fermentation, a primary product (isobutanol) and a co-product (iDGs™) are recovered for sale. The main modifications of the GIFT® system are replacing the ethanol producing yeast with Gevo’s proprietary isobutanol producing biocatalyst, and adding low temperature distillation equipment for continuous removal and separation of isobutanol.

Conversion of Isobutanol into Hydrocarbons

We have demonstrated conversion of our isobutanol into a wide variety of hydrocarbon products which are currently used to produce plastics, fibers, rubber, other polymers and hydrocarbon fuels. Hydrocarbon products consist entirely of hydrogen and carbon and are currently derived almost exclusively from petroleum. Importantly, isobutanol can be dehydrated to produce butenes, which are an intermediate product in the production of hydrocarbon products with many industrial uses. The straightforward conversion of our isobutanol into butenes is a fundamentally important process that enables isobutanol to be used as a building block chemical. Much of the technology necessary to convert isobutanol into butenes and subsequently into these hydrocarbon products is known and practiced in the chemicals industry today, as shown in an SRI research study. For example, the dehydration of ethanol to ethylene, which uses a similar process and technology to the dehydration of isobutanol, is practiced commercially today to serve the ethylene market. The dehydration of isobutanol into butenes is not commercially practiced today, because isobutanol from petroleum is not cost-competitive with other petrochemical processes for generation of butenes. We believe that our efficient fermentation technology for producing isobutanol will promote commercial isobutanol dehydration and provide us with the opportunity to access hydrocarbon markets. To assist in accessing these markets, we have developed a hydrocarbon demonstration plant at our partner South Hampton Resources’ site near Houston, Texas. The demonstration plant can process up to 10,000 gallons of our isobutanol per month into a variety of renewable hydrocarbons for use as fuels and chemicals.

Our Strategy

Our strategy is to commercialize our isobutanol for use directly as a specialty chemical and fuel blendstock and for conversion into plastics, fibers, rubber, other polymers and hydrocarbon fuels. Key elements of our strategy include:

•

Deploy first commercial production facility. In September 2010, we acquired a 22 MGPY ethanol production facility in Luverne, Minnesota, the Agri-Energy Facility. Following completion of the initial work to retrofit of the Agri-Energy Facility, in May 2012 we commenced initial startup operations for the production of isobutanol at the facility and produced approximately 100,000 gallons of renewable isobutanol for initial sale and future customer testing. In September 2012, as a result of a lower than planned production rate of isobutanol, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates. We anticipate commencing a limited commercial scale campaign for the production of isobutanol at the Agri-Energy Facility in 2013 to demonstrate commercial scale capacity and sell resulting product.

•

Build on existing off-take agreements with customers to support capacity growth. We have entered into an international off-take and distribution agreement with Sasol that accounts for the majority of our planned isobutanol production volume during the initial term of the agreement, which ends in July 2014. We also have in place a commercial off-take agreement with Mansfield to sell isobutanol into fuels markets. Based on our expected available production volume from the Agri-Energy Facility, we project initial sales of our isobutanol into fuels markets will be introductory volumes intended to conduct demonstration trials and sales into specialty fuels markets. To further support our commercial production of isobutanol, we have entered into an off-take agreement with Land O’Lakes Purina Feed to be the exclusive marketer of the iDGs™ and modified wet distiller grains produced at the Agri-Energy Facility for the animal feed market. We intend to add to our customer pipeline by entering into isobutanol supply agreements for further capacity with additional customers in the refining, specialty chemicals and transportation sectors both in the U.S. and internationally.

•

Expand our production capacity via retrofit of additional existing ethanol facilities. As we secure supply agreements with customers, we plan to expand access to production capacity through increasing production capacity at our then current locations and acquiring or gaining access to additional and larger scale ethanol facilities via joint ventures, licensing arrangements, tolling arrangements and acquisitions. We believe that our exclusive alliance with ICM will enhance our ability to rapidly deploy our technology on a commercial scale.

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

•

Align the value chain for our isobutanol by collaborating with large brand owners and customers. We are developing commitments from large brand owners to purchase products made from our isobutanol by third-party chemicals and fuels companies. For example, in June 2012, we entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the agreement, we received $1.0 million for the design, construction and/or operation of a pilot plant for the production of bio-PX, which will be sold to Toray Industries under terms established in the agreement. This is a key step in the production of bio-PET. We have also entered into a joint research, development, license and commercialization agreement with Coca-Cola to create bio-PX from plant based isobutanol, which is intended to accelerate the development of Coca-Cola’s second-generation PlantBottle™ packaging made from 100% plant-based materials. We have also been awarded a contract to supply the USAF with up to 45,000 gallons of ATJ produced from renewable isobutanol to support further engine testing. We have previously supplied the USAF with 11,000 gallons of ATJ for initial engine testing and use in a demonstration flight using an A-10 aircraft. We intend to use these commitments, as well as other future agreements, to obtain contracts to sell our isobutanol directly into the manufacturing chain that will use our isobutanol as a building block in the production of PX, PET, biojet fuel and other hydrocarbon products.

•

Incorporate additional feedstocks into our isobutanol production facilities. Our biocatalysts can produce isobutanol from any fuel ethanol feedstock currently in commercial use, including grains (e.g., corn, wheat, sorghum and barley) and sugar cane. We believe the ability of our biocatalysts to produce isobutanol from multiple feedstocks will support our future efforts to expand production of isobutanol in the U.S., as well as into international markets that use sugar cane or other grain feedstocks, either directly or through partnerships. We are also developing a future-generation biocatalyst under contract with Cargill, which we believe will enable us to efficiently integrate mixed sugars from cellulosic feedstocks into our production facilities when the technology to separate and break down cellulosic biomass into separate simple sugar molecules becomes commercially available.

Industry Overview

Petroleum is a fundamental source of chemicals and fuels, with annual global demand in 2011 estimated at $3.2 trillion based on data from the IEA. Globally organic chemicals and fuels targeted by us are primarily derived from petroleum, as it has historically been convenient and inexpensive. However, recent fundamental trends, including increasing petroleum demand (especially from emerging markets), limited new supply, price volatility and the changing regulatory framework in the U.S. and internationally with regard to the environmental impact of fossil fuels has increased the need for economical, renewable and environmentally sensitive alternatives to petroleum at stable prices.

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

•

Lower cost to produce than petroleum isobutanol. We believe our biobased route to produce isobutanol will be lower cost than the predominant route to produce petroleum-based isobutanol. This will allow us to offer our biobased isobutanol to the existing isobutanol markets at a price we believe will encourage customers to switch from petroleum-based butanol to our biobased isobutanol. Further, we believe our lower cost production will enable the development of new uses for isobutanol as a building block for a variety of intermediate chemicals and hydrocarbon products and as a gasoline blendstock.

•

Alternative source of four-carbon hydrocarbons. Butenes, hydrocarbon products with many industrial uses, can be produced through the dehydration of isobutanol. We believe that butenes derived from our isobutanol can be further processed into other high-value hydrocarbon products using currently known chemistries, as shown in research reports by SRI and CMAI. These include ethyl tert-butyl ether, propylene and MMA, for use in plastics, industrial coatings and other chemical additives, such as antioxidants and plastics modifiers. The prevailing process to manufacture butenes for use by the petrochemical industry today is through the process of cracking naptha in the production of ethylene. Ethylene crackers produce butenes as a co-product and the butenes market has tightened as these crackers have shut down and have shifted or committed to shift from oil to natural gas feedstocks, reducing the available supply of butenes. As a result, we expect the hydrocarbons derived from our isobutanol to provide chemical and fuel producers with both supply chain diversity and alternatives to current petroleum-derived products, which can be particularly important in a tight petrochemicals environment.

•

Feedstock flexibility. We believe our biocatalysts will produce isobutanol cost-effectively at a commercial scale from any feedstock currently used to produce grain ethanol. Additionally, these biocatalysts provide the ability to convert sugar cane into isobutanol, which provides us with opportunities to expand our production into areas with sugar cane ethanol facilities. Moreover, our work with Cargill to develop a future-generation biocatalyst enabling cellulosic isobutanol production will position us to integrate non-food-based feedstocks into our production facilities when the technology to separate and break down cellulosic biomass into separate simple sugar molecules becomes commercially available. We believe that having the flexibility to use different crops and agricultural by-products as a feedstock for isobutanol production is a particularly attractive trait to the chemicals and fuels markets and has the potential to mitigate their exposure to petroleum price volatility.

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

Renewable isobutanol. We are a leader in the development of renewable isobutanol via fermentation of renewable plant biomass. While the competitive landscape in renewable isobutanol production is limited at this time, we are aware of other companies that are seeking to develop isobutanol production capabilities. These include Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP p.l.c. (“BP”) and E. I. du Pont de Nemours and Company (“DuPont”), and Butalco GmbH, a development stage company based in Switzerland. While each of these entities is a private company, based on our due diligence related to intellectual property filings we believe that we have a favorable competitive position in the development of renewable isobutanol production.

Solvent markets. We also face competition from companies that are focused on the development of n-butanol, a related compound to isobutanol. These companies include Cathay Industrial Biotech Ltd., METabolic EXplorer S.A., Eastman Chemicals Company, Cobalt Technologies, Inc. and Green Biologics Ltd. We understand that these companies produce n-butanol from an acetone-butanol-ethanol (“ABE”) fermentation process primarily for the small chemicals markets. ABE fermentation using a Clostridia biocatalyst has been used in industrial settings since 1919. As discussed in several academic papers analyzing the ABE process, such fermentation is handicapped in competitiveness by high energy costs due to low concentrations of butanol produced and significant volumes of water processed. It requires high capital and operating costs to support industrial scale production due to the low rates of the Clostridia fermentation, and results in a lower butanol yield because it produces ethanol and acetone as by-products. We believe our proprietary process has many significant advantages over the ABE process because of its limited requirements for new capital expenditures, its production output of only isobutanol as a primary product and its limited water usage in production. We believe these advantages will produce a lower cost isobutanol compared to n-butanol produced by ABE fermentation. N-butanol’s lower octane rating compared to isobutanol gives it a lower value in the gasoline blendstock market, but n-butanol can compete directly in many solvent markets where n-butanol and isobutanol have similar performance characteristics.

Gasoline blendstocks. In the gasoline blendstock market isobutanol competes with non-renewable alkylate and renewable ethanol. We estimate the total potential global market for isobutanol as a gasoline blendstock to be approximately 40 BGPY. Alkylate is a premium value gasoline blendstock typically derived from petroleum. However, petroleum feeds for alkylate manufacture are pressured by continued increases in the use of natural gas to generate olefins for the production of alkylate, due to the low relative cost of natural gas compared to petroleum. Isobutanol has fuel properties similar to alkylate and, as such, we expect that isobutanol could be used as a substitute for some alkylate in fuel applications. Ethanol is renewable and has a high octane rating, and although it has a high RVP, ethanol receives a one pound RVP waiver in a large portion of the U.S. gasoline market. Renewability is important in the U.S. because the RFS2 mandates that a minimum volume of renewable blendstocks be used in gasoline each year. A high octane rating is important for engine performance and is a valuable characteristic because many inexpensive gasoline blendstocks have lower octane ratings. Low RVP is important because the EPA sets maximum permissible RVP levels for gasoline. In markets where low RVP is important, isobutanol can enable refiners to meet fuel specifications at lower cost. Ethanol’s vapor pressure waiver is valuable because it offsets much of the negative value of ethanol’s high RVP. We believe that our isobutanol will be valued for its combination of low RVP, relatively high octane and renewability.

Many production and technology supply companies are working to develop ethanol production from cellulosic feedstocks, including Shell Oil Company, BP, DuPont-Danisco Cellulosic Ethanol LLC, Abengoa Bioenergy, S.A., POET, LLC, ICM, Mascoma Corporation, Inbicon A/S, INEOS New Planet BioEnergy LLC, Coskata, Inc., Archer Daniels Midland Company, BlueFire Ethanol, Inc., KL Energy Corporation, ZeaChem Inc., Iogen Corporation, Qteros, Inc., AE Biofuels, Inc. and many smaller startup companies. Successful commercialization by some or all of these companies will increase the supply of renewable gasoline blendstocks worldwide, potentially reducing the market size or margins available to isobutanol.

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

Hydrocarbon fuels. Beyond direct use as a fuel additive, isobutanol can be converted into many hydrocarbon fuels and specialty blendstocks, offering substantial potential for additional demand in the fuels markets. We will compete with the incumbent petroleum-based fuels industry, as well as biofuels companies. The incumbent petroleum-based fuels industry makes the vast majority of the world’s gasoline, jet and diesel fuels and blendstocks. The petroleum-based fuels industry is mature, and includes a substantial base of infrastructure for the production and distribution of petroleum-derived products. However, the industry faces challenges from its dependence on petroleum. High and volatile oil prices will provide an opportunity for renewable producers relying on biobased feedstocks like corn, which in recent years have had lower price volatility than oil.

Biofuels companies will provide substantial competition in the gasoline market. These biofuels competitors are numerous and include both large established companies and numerous startups. Government tax incentives for renewable fuel producers and regulations such as the RFS2 help provide opportunities for renewable fuels producers to compete. In particular, in the gasoline and gasoline blendstock markets, Virent Energy Systems, Inc. (“Virent”) offers a competitive process for making gasoline and gasoline blendstocks. However, we have the advantage of being able to target conversion of isobutanol into specific high-value molecules such as isooctane, which can be used to make gasoline blendstocks with a higher value than whole gasoline, which we do not believe Virent’s process can match. In the jet fuel market, we may face competition from companies such as Synthetic Genomics, Inc., Solazyme, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation, which are pursuing production of jet fuel from algae-based technology. LS9, Inc. (“LS9”) and others are also targeting production of jet fuels from renewable biomass. We may also face competition from companies working to produce jet fuel from hydrotreated vegetable oils. In the diesel fuels market, competitors such as Amyris Biotechnologies, Inc. (“Amyris”) provide alternative hydrocarbon diesel fuel. We believe our technology provides a higher yield on feedstock than the isoprenoid fermentation pathway developed by Amyris, which we believe will yield a production cost advantage.

Intellectual Property

Our success depends in large part on our proprietary products and technology for which we seek protection under patent, copyright, trademark and trade secret laws. Such protection is also maintained in part using confidential disclosure agreements. Protection of our technologies is important so that we may offer our customers and partners proprietary services and products unavailable from our competitors, and so that we may exclude our competitors from practicing technology that we have developed or exclusively licensed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected. As of December 31, 2012, we exclusively licensed rights to 93 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. Of the licensed patents and patent applications, most are owned by Cargill and exclusively licensed to us for use in certain fields. These licensed patents and patent applications cover both enabling technologies and products or methods of producing products. Our licenses to such patents allow us to freely practice the licensed inventions, subject only to the terms of these licenses. As of December 31, 2012, we have submitted 375 patent applications in the U.S. and in various foreign jurisdictions. These patent applications are directed to our technologies and specific methods and products that support our business in the biofuel and bioindustrial markets. We continue to file new patent applications, for which terms extend up to 20 years from the filing date in the U.S.

As of January 31, 2013, we have been issued 13 U.S. Patents: U.S. Patent Nos. 8,017,375; 8,017,376; 8,071,358; 8,097,440; 8,101,808; 8,133,715; 8,153,415; 8,158,404; 8,193,402; 8,232,089; 8,273,565; 8,283,505; and 8,304,588. As of January 31, 2013, we have been issued 2 international patents: Great Britain Patent No. 2487889 and Mexico Patent No. 304602.

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

Partnerships and Collaborations

ICM, Inc.

We currently have an exclusive alliance with ICM to retrofit ethanol plants to the production of isobutanol. ICM is a company that focuses on engineering, building and supporting biorefineries for the renewable fuel industry. We believe that our alliance with ICM will provide us with a competitive advantage and allow us to more quickly achieve commercial-scale production of isobutanol. Through our alliance with ICM, we plan to retrofit existing ethanol plants to expand our production. ICM is well-positioned for this project because they have designed approximately 50% of the current North American operating ethanol production capacity.

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

Commercialization Agreement. We entered into a commercialization agreement with ICM on October 16, 2008, which was amended and restated on August 11, 2011. Under this agreement, as amended and restated, ICM serves as our exclusive engineering contractor for the retrofit of ethanol plants in North America, and we serve as ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars. This commercialization agreement outlines the terms and fees under which ICM will provide engineering and construction services for commercial plants utilizing dry-milled feedstocks of corn or grain sorghum. Pursuant to the commercialization agreement, we will work with ICM on the joint development of commercial plants utilizing our GIFT® system, including the development of engineering designs to retrofit existing dry-mill ethanol facilities. Due to the fact that some of ICM’s proprietary process technology will be included in the plant designs, both parties intend that ICM will be the exclusive engineering services provider for commercial plants. However, in the event that ICM fails to meet commercially reasonable timelines for the engineering of the commercial plants, after a 30-day cure period, we may terminate our exclusivity obligations to ICM. The term of the commercialization agreement is through October 16, 2018. Either party may terminate the commercialization agreement upon 30 days’ notice in the event that the other party ceases regular operations, enters or is forced into bankruptcy or receivership, liquidates its assets or breaches the agreement.

In August 2011, we also entered into a work agreement with ICM. Pursuant to the terms of the work agreement, ICM will provide engineering, procurement and construction (“EPC”) services for the retrofit of ethanol plants. Under this work agreement, ICM provided us EPC services for the retrofit of the Agri-Energy Facility. We expect our alliance with ICM to help us continue to develop efficiency and cost improvements in retrofitting plants and producing isobutanol.

Cargill, Incorporated

We have obtained exclusive rights to develop and integrate Cargill’s microorganisms into GIFT®. These microorganisms are able to process cellulosic biomass, which we hope will eventually allow low cost production of isobutanol from varied inputs, including purpose grown energy crops (e.g., switchgrass), forest residues (e.g., waste wood, pulp and sustainable wood), agricultural residues (e.g., corn stalks, leaves, straw and grasses) and municipal green waste (e.g., grass clippings and yard waste).

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

The Coca-Cola Company

We have established a working relationship with Coca-Cola to create bio-PX from our isobutanol in an effort to accelerate the development of Coca-Cola’s second generation PlantBottle™ packaging made from 100% plant-based materials.

Joint Research, Development, License and Commercialization Agreement. In November 2011, we entered into a joint research, development, license and commercialization agreement with Coca-Cola. Pursuant to this agreement, we have agreed to conduct research and development activities, including engineering to produce bio-PX from isobutanol, with the ultimate goal of producing bio-PET for food-grade bottling. Our work is targeted to take the technology from laboratory-scale to commercial-scale and support Coca- Cola’s efforts to lead the beverage industry away from fossil-fuel based packaging by offering an alternative made completely from renewable raw materials. Pursuant to the terms of the agreement, Coca-Cola will pay us a fixed fee for the research program during the first two years of the agreement ending November 2013.

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

Joint Development Agreement. In June 2012, we entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we will use for the design, construction and/or operation of a pilot plant. We anticipate producing bio-based PX at the pilot plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of our bio-PX. In the event we are unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by December 31, 2013, we will be required to refund the $1.0 million. Any excess bio-PX that is produced can be sold to other parties.

Other Material Agreements

Gevo Development, LLC

In September 2009, Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”), as a majority-owned subsidiary to develop isobutanol production assets using GIFT®. Gevo Development has a flexible business model and aims to secure access to existing ethanol capacity either through joint venture, licensing arrangements, tolling arrangements or direct acquisitions. Gevo Development has two classes of membership interests outstanding. Since Gevo Development’s inception, Gevo, Inc. has been the sole owner of the class A interests, which comprise 90% of the outstanding equity interests of Gevo Development. When Gevo Development was formed, CDP Gevo, LLC (“CDP”), which is beneficially owned by the two co-managing directors of Gevo Development, was the sole owner of the class B interests, which comprise the remaining 10% of the outstanding equity interests of Gevo Development. In September 2010, Gevo, Inc. acquired 100% of the outstanding class B interests of Gevo Development from CDP pursuant to an equity purchase agreement. As a result of this acquisition, Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development as a wholly owned subsidiary. See further discussion under the heading “Equity Purchase Agreement and Related Transactions” below.

Amended and Restated Warrant Agreement. In connection with the formation of Gevo Development in September 2009, Gevo, Inc. granted a common stock warrant to CDP to purchase up to 858,000 shares of our common stock. The warrant agreement has an exercise price of $2.70 per share, which was the estimated fair value of a share of our common stock on the grant date. The warrant expires in September 2016, unless terminated earlier as provided in the agreement. In September 2010, upon the consummation of Gevo, Inc.’s purchase of the class B interests from CDP, the warrant agreement was amended and restated to provide that 50% of the warrant shares granted under such warrant agreement would vest on September 22, 2010. As of the date of this Report, the remaining warrant shares have also vested.

Equity Purchase Agreement and Related Transactions. In September 2010, Gevo, Inc. became the sole owner of Gevo Development by acquiring 100% of the class B interests in Gevo Development, which comprise 10% of the outstanding equity interests of Gevo Development, from CDP pursuant to an equity purchase agreement. Between September 22, 2010 and March 23, 2012, each of the owners of CDP was employed by Gevo, Inc. as an Executive Vice President, Upstream Business Development and as a co-managing director of Gevo Development. The employment of the co-managing directors was terminated effective March 23, 2012.

Agri-Energy Acquisition

In September 2010, we acquired all of the membership interests of Agri-Energy, LLC, a Minnesota limited liability company, and certain assets of Agri-Energy Limited Partnership, a Minnesota limited partnership (collectively referred to herein as “Agri-Energy”), from their common owner, CORN-er Stone Farmers’ Cooperative, a Minnesota cooperative association. Pursuant to the terms of the acquisition, we acquired ownership of the Agri-Energy Facility.

As of December 31, 2012, we have incurred capital costs of approximately $56.1 million on the retrofit of the Agri-Energy Facility. This includes costs of approximately $21.7 million associated with design features for expanded capacity and the enhanced yeast seed train plus approximately $3.8 million for sales tax and capitalized interest. We do not anticipate installing an advanced yeast seed train at each future retrofit site.

Redfield Joint Venture

On June 15, 2011, we entered into the “Joint Venture Agreement” with Redfield and executed the second amended and restated operating agreement of Redfield (together, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, we have agreed to work with Redfield toward the retrofit of the Redfield Facility, an approximately 50 MGPY ethanol production facility located near Redfield, South Dakota, for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to our wholly-owned subsidiary, Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate consolidating Redfield’s operations because we anticipate we will control the activities that are most significant to the entity.

We will be responsible for all costs associated with the retrofit of the Redfield Facility. Redfield will remain responsible for certain expenses incurred by the facility including certain repair and maintenance expenses and any costs necessary to ensure that the facility is in compliance with applicable environmental laws. We anticipate that the Redfield Facility will continue its current ethanol production activities during much of the retrofit. Following installation of the retrofit assets, ethanol production operations will be suspended to enable testing of the isobutanol production capabilities of the facility (the “Performance Testing Phase”). During the Performance Testing Phase, we will be entitled to receive all revenue generated by the Redfield Facility and will make payments to Redfield to cover the costs incurred by Redfield to operate the facility plus the profits, if any, that Redfield would have received if the facility had been producing ethanol during that period (the “Facility Payments”). We have also agreed to maintain an escrow fund during the Performance Testing Phase as security for our obligation to make the Facility Payments.

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

We have begun the project engineering and permitting process of the retrofit of the Redfield Facility. As of December 31, 2012, we have incurred $0.4 million in planning-related costs for the future retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital in order to complete the retrofit of the Redfield Facility.

TriplePoint Financing

Gevo Loan Agreement. In August 2010, concurrent with the execution of the agreement to acquire Agri-Energy, Gevo, Inc. entered into a loan and security agreement with TriplePoint Capital LLC (“TriplePoint”), pursuant to which we borrowed $5.0 million (the “Gevo Loan Agreement”). Under the terms of each of (i) the Gevo Loan Agreement and (ii) Gevo, Inc.’s guarantee of Agri-Energy’s obligations under the Original Agri-Energy Loan Agreement described below, we are prohibited from granting a security interest in our intellectual property assets to any other entity until both TriplePoint loans are paid in full. In July 2012, we used $5.4 million of the proceeds from the offering of our 7.5% convertible senior notes due 2022 (the “Convertible Notes”) that was completed in July 2012 to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

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

Amended Agri-Energy Loan Agreement. In October 2011, Agri-Energy entered into and amended and restated loan and security agreement with TriplePoint (the “Amended Agri-Energy Loan Agreement”) which amends and restates the Original Agri-Energy Loan Agreement. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The Amended Agri-Energy Loan Agreement provides Agri-Energy with additional term loan facilities of up to $15.0 million (the “New Loan”) (which amount is in addition to the existing $12.5 million term loan (the “Existing Loan”) provided under the Original Agri-Energy Loan Agreement, which Existing Loan remains in place under the Amended Agri-Energy Loan Agreement), the proceeds of which were used to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. The aggregate amount outstanding under the New Loan bears interest at a rate of 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement (the “October 2011 Loan”). The October 2011 Loan matures on October 31, 2015. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million (the “January 2012

Loan”) under the Amended Agri-Energy Loan Agreement, bringing the total borrowed under the New Loan to $15.0 million. The January 2012 Loan matures on December 31, 2015. At December 31, 2012, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

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

These amendments, among other things: (i) permitted the issuance of the Company’s Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) add as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) add a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement; and (vi) add a prohibition on making any Coupon Make-Whole Payments (as defined in the indenture governing the Convertible Notes (the “Indenture”)) in cash prior to the payment in full of all remaining outstanding obligations in full under the Amended Agri-Energy Loan Agreement.

Research and Development

Our strategy depends on continued improvement of our technologies for the production of isobutanol, as well as next generation chemicals and biofuels based on our isobutanol technology. Accordingly, we annually devote significant funds to research and development. The following table shows our research and development costs by function during each of the three years ended December 31, 2012 (in thousands).

	Year Ended December 31,
	2012	2011	2010
Biocatalyst development	$11,526	$9,722	$9,504
Process engineering and operation of pilot and demo plants	5,318	8,462	4,469
Chemistry and applications development	2,587	1,569	847

Total Research and Development Expense	$19,431	$19,753	$14,820

During 2012, 2011 and 2010, we recorded revenue from government grants and cooperative agreements in the amounts of $3.5 million, $0.8 million and $1.5 million, respectively, which primarily related to research and development activities performed in our biocatalyst, chemistry, and applications development groups.

Our research and development activities are currently being performed primarily in our corporate headquarters located in Englewood, Colorado and the demonstration plant at the South Hampton Resources facility near Houston, Texas.

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

When built at a dry-mill facility, our GIFT® fermentation process creates iDGs™, a potential animal feed component, as a co-product. We have undertaken a self-assessed Generally Regarded As Safe (GRAS) process via third party scientific review to support the sale of our iDGs™ as animal feed. While we believe we can rely on this review, as we update our biocatalysts to increase isobutanol production, for further customer assurance, we also intend to pursue approval from the Center for Veterinary Medicine of the U.S. Food and Drug Administration (the “FDA”). Further, the FDA’s policies may change and additional government regulations may be enacted that could prevent, delay or require regulatory approval of our co-products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and the health and safety of our employees. These laws and regulations require us to obtain environmental permits and comply with numerous environmental restrictions as we construct and operate isobutanol assets. They may require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and facility shutdowns.

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

Employees

As of December 31, 2012, Gevo, Inc. and its subsidiaries employed 120 employees, 88 of which were employed by Gevo, Inc. and were located in Englewood, Colorado. Of the Gevo, Inc. employees, 70 were engaged in research and development activities and 18 were engaged in general, administrative and business development activities. As of December 31, 2011, our subsidiary Agri-Energy employed 32 employees, all of which were located in Luverne, Minnesota, and involved in the operations of our ethanol production facility. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Segments and Geographic Information

We have determined that we have two operating segments: the Gevo, Inc. segment and the Gevo Development/Agri-Energy segment. We organize our business segments based on the nature of the products and services offered through each of our consolidated legal entities. Transactions between segments are eliminated in consolidation. For both segments, all revenue is earned and all assets are held in the U.S. For additional financial information related to our segments, see Note 20 to our consolidated financial statements.

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

Gevo Development/Agri-Energy Segment. Our Gevo Development/Agri-Energy segment is currently responsible for the operation of our Agri-Energy Facility and the production of ethanol, isobutanol and related products. The Agri-Energy Facility operated as an ethanol facility until May 2012. During May 2012, we commenced initial startup isobutanol production and ceased ethanol production. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production in order to optimize our isobutanol production technology. During the period of startup isobutanol production, we produced approximately 100,000 gallons of isobutanol for initial sales and future customer testing. Substantially all of the ethanol produced from the date of the acquisition of the Agri-Energy Facility through December 31, 2012 was sold through an ethanol marketing company. Sales of ethanol and related products from our Gevo Development/Agri-Energy segment comprised approximately 85% of our consolidated revenue for the fiscal year ended December 31, 2012.

Executive Officers and Directors of the Registrant

The following table sets forth certain information about our executive officers and directors, as of March 15, 2013.

Name	Age	Position(s)
Patrick R. Gruber, Ph.D.	52	Chief Executive Officer and Director
Christopher Ryan, Ph.D.	51	President, Chief Operating Officer and Chief Technology Officer
Mark Smith	51	Chief Financial Officer
Brett Lund, J.D., M.B.A.	37	Executive Vice President, General Counsel and Secretary
Shai Weiss(1)(2)	44	Chairman of the Board of Directors
Carlos A. Cabrera(2)(3)	61	Director
Ruth I. Dreessen(3)	57	Director
Samir Kaul	39	Director
Ganesh M. Kishore, Ph.D.(1)	59	Director
Gary W. Mize(1)(3)	62	Director
Bruce A. Smith(2)	69	Director
Stacy J. Smith(1)	50	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.

Patrick R. Gruber, Ph.D. has served as Chief Executive Officer and a director of the Company since 2007. Prior to joining the Company, from 2005 to 2007 Dr. Gruber was President and Chief Executive Officer of Outlast Technologies, Inc. (“Outlast Technologies”), a technology and marketing company primarily serving the textile industry, where he was responsible for all aspects of Outlast Technologies’ business. Previously, Dr. Gruber co-founded NatureWorks LLC (formerly Cargill Dow, LLC) and served as Vice President, Technology and Operations, and Chief Technology Officer from 1997 to 2005, where he was responsible for all aspects of the business’s project, application and process technology development. Dr. Gruber is a member of the Bioenergy Technical Advisory Committee for the Energy Future Coalition. He currently serves on the board of directors of Segetis, Inc. From 2007 to January 2012, Dr. Gruber served on the board of directors of Green Harvest Technologies, LLC and from 2007 to 2008, he served on the board of directors of Outlast Technologies. In 2011, Dr. Gruber was awarded the University of Minnesota Outstanding Achievement Award. In 2008, Dr. Gruber was awarded the first ever George Washington Carver Award, recognizing significant contributions by individuals in the field of industrial biotechnology and its application in biological engineering, environmental science, biorefining and biobased products. Dr. Gruber holds a Ph.D. in chemistry from the University of Minnesota, an M.B.A. from the University of Minnesota and a B.S. in chemistry and biology from the University of St. Thomas. We believe Dr. Gruber’s qualifications to sit on our board include his experience as a Chief Executive Officer and business leader and his extensive experience developing and commercializing industrial biotechnology products.

Christopher Ryan, Ph.D. has served as President and Chief Operating Officer of the Company since June 2011 and as Chief Technology Officer of the Company since September 2012, having previously served the Company as its Executive Vice President, Business Development since June 2009. Prior to joining the Company, he co-founded NatureWorks LLC (“NatureWorks”) in 1997. Dr. Ryan served as Chief Operating Officer for NatureWorks from 2008 to 2009 and Chief Technology Officer for NatureWorks from 2005 to 2008, where he was involved in the development and commercialization of that company’s new biobased polymer from lab-scale production in 1992 through the completion of a $300 million world-scale production facility. Prior to 1992, Dr. Ryan served for four years in Corporate R&D for specialty chemical company HB Fuller Company. He has over 20 years of experience in strategic leadership, business development and research and product development in biobased materials. Dr. Ryan holds a Ph.D. in organic chemistry from the University of Minnesota, a B.S. in chemistry from Gustavus Adolphus College and completed the Management of Technology program at the University of Minnesota.

Mark Smith has served as Chief Financial Officer of the Company since November 2008. Prior to joining the Company, Mr. Mark Smith served as Chief Financial Officer of Replidyne, Inc. (“Replidyne”) from March 2006 to February 2009, where he played a leadership role in completing its initial public offering and executing its strategic sale to Cardiovascular Systems, Inc. Prior to joining Replidyne, Mr. Mark Smith was an officer at Nabi Biopharmaceuticals, from August 1999 to March 2006, serving as Senior Vice President, Finance, and Chief Financial Officer from April 2001 to March 2006. Prior to joining Nabi Biopharmaceuticals, Mr. Mark Smith was an officer at Neuromedical Systems, Inc., where he served as Vice President, Finance and Administration and Chief Financial Officer from March 1998 to July 1999. He previously served in various financial executive capacities at Genzyme Corporation (“Genzyme”) from 1996 to 1998, most recently as Group Controller. From 1991 to 1996, Mr. Mark Smith worked in various financial management capacities at Genetrix, Inc., most recently as Chief Financial Officer prior to its sale to Genzyme in 1996. He previously was an accountant at Price Waterhouse (now PricewaterhouseCoopers) in both Australia and the U.S. Mr. Mark Smith holds a B.A. in accounting from Canberra College of Advanced Education.

Brett Lund, J.D., M.B.A. has served as Executive Vice President, General Counsel and Secretary of the Company since 2007. In 2013, Mr. Lund was named “Forty Under 40” by the Denver Business Journal for being one of Top Forty Business Leaders Under age 40. In 2012, Mr. Lund was named one of the “Most Influential Young Professionals” in Colorado by ColoradoBiz Magazine and also in 2012, Mr. Lund was named “Best Corporate Counsel” by the Denver Business Journal. Before joining the Company, from 2004 to 2007, he served as Chairman of the legal, intellectual property and licensing group and biotechnology licensing manager for Syngenta Biotechnology, Inc.’s (“Syngenta”) biofuels business. At Syngenta, Mr. Lund led the management of intellectual property, in-licensing, out-licensing, research collaborations and strategic alliances. In 2006, Mr. Lund co-founded and was a Board Member of Agarigen, Inc. where he developed a novel protein expression platform for biologic pharmaceuticals, vaccines, and commercial enzymes. At Agarigen, Mr. Lund worked on a multi-million dollar research program for the Defense Advanced Research Projects Agency (DARPA) and later led the sale of Agarigen to Intrexon, Inc. Prior to Agarigen, he served as Associate General Counsel for Ford Motor Company, Inc.’s Wingcast subsidiary. Mr. Lund was previously a corporate attorney at the law firm of Cooley LLP, where he represented numerous companies regarding intellectual property licensing, initial public offerings, venture capital financing, mergers and acquisitions, securities, strategic alliances and related transactions. Mr. Lund holds a J.D. from Duke Law School, an M.B.A. from Duke University’s Fuqua School of Business and a B.A. in political science from the University of California, San Diego. He is a Certified Licensing Professional by the Licensing Executives Society and admitted to practice law in California and North Carolina.

Shai Weiss has served as a director of the Company since 2007 and was appointed chairman of our board of directors in September 2010. Mr. Weiss led the formation of Virgin Green Fund I, L.P. (“Virgin Green Fund”), where he has been a partner since 2007. Prior to forming Virgin Green Fund, he held several management positions at ntl:Telewest (now Virgin Media, Inc.), including Managing Director of Consumer Products from 2004 to 2006, Integration Director for the merger between ntl, Inc. and Telewest Global, Inc. from 2005 to 2006, Director of Operations for the ntl Group from 2003 to 2004 and Director of Financial Planning for the Consumer division from 2002 to 2003. In his work as Managing Director of Consumer Products, Mr. Weiss was responsible for the development of internet, telephone and television for the consumer division and the Virgin.net broadband internet service provider. As director of operations for the ntl Group, he was responsible for major operational and business development projects, joint ventures and development of relationships with strategic partners. Prior to joining ntl:Telewest, Mr. Weiss organized the European office of the early-stage technology venture fund Jerusalem Venture Partners, L.P. in 2000, and was an associate with Morgan Stanley’s hi-tech mergers and acquisitions and corporate finance teams from 1997 to 2000. Mr. Weiss holds an M.B.A. from Columbia University and a B.B.A. from City University of New York, Baruch College in business and finance. We believe Mr. Weiss’s qualifications to sit on our board include his extensive experience as a business leader and venture capitalist and his experience in advising growth-focused companies with respect to strategic direction and business transactions.

Carlos A. Cabrera has served as a director of the Company since June 2010. Since December 2011, Mr. Cabrera has also served as Executive Co-Chairman of Ivanhoe Energy, a publicly traded international heavy-oil development and production company. He has also served as a director of Ivanhoe Energy since May 2010. From December 2009 to November 2011, he served as President and Chief Executive Officer of the National Institute of Low Carbon and Clean Energy, or NICE, a wholly owned subsidiary of the Shenhua Group, a major Chinese coal company. At NICE, Mr. Cabrera led efforts to invent, acquire and develop technologies to reduce the environmental and climate impact of producing energy from coal. From January 2009 to July 2009, he served as Chairman of UOP LLC, a subsidiary of Honeywell International, Inc. (“UOP”). From November 2005 to January 2009, Mr. Cabrera served as UOP’s President and Chief Executive Officer, where he oversaw all of UOP’s operations and helped grow the company’s revenue from $850 million when he assumed the role of Chief Executive Officer to $2 billion in 2008. From January to October 2005, Mr. Cabrera served as UOP’s Senior Vice President, Process Technology and Equipment, where he led UOP’s development in the refining and petrochemicals sectors. Mr. Cabrera’s previous roles at UOP include Senior Vice President, Process Technology and Equipment, Senior Vice President, Refining and Petrochemicals, Vice President, Corporate Business Development and Ventures, and Vice President and General Manager, Refining. Mr. Cabrera holds an M.B.A. in business from the University of Chicago and a B.S. in chemical engineering from the University of Kentucky. We believe Mr. Cabrera’s qualifications to sit on our board include his broad technical and management experience in the refining, chemicals and fuels industries and his experience structuring joint ventures and leading acquisition activities in these fields.

Ruth I. Dreessen has served as a director of the Company since March 2012. Ms. Dreessen has also been a director of Targa Resources Partners LP since February 2013 and of Versar, Inc. since November 2010. Since October 2010, Ms. Dreessen has served as Managing Director of Lion Chemical Capital, LLC, a private equity firm focused on building a portfolio of companies operating primarily in the chemical and chemical-related industries. Ms. Dreessen previously served on the board of Better Minerals & Aggregates Corporation (USS Holdings, Inc.) from 1996 to 2007 and from 2005 to 2010, Ms. Dreessen served as Executive Vice President and Chief Financial Officer of TPC Group, Inc., a leading producer of value-added products derived from niche petrochemical raw materials such as C4 hydrocarbons. From 2003 to 2005, Ms. Dreessen served as Senior Vice President, Chief Financial Officer and director (2004-2005) of Westlake Chemical Corporation. Prior to joining

Westlake Chemical Corporation, Ms. Dreessen served JPMorgan Chase & Co. (formerly Chase Manhattan Corporation) in several executive positions, most recently as Managing Director, Global Chemicals Group, in Houston, Texas, where she focused on leveraged and private equity transactions in chemicals and related industries. Ms. Dreessen holds an M.S. in International Affairs from Columbia University and a B.A. in European History from New College of Florida. We believe Ms. Dreessen’s qualifications to sit on our Board include her years of experience as an executive in the chemicals industry and her experience serving on other public company boards.

Samir Kaul, has been a member of our Board of Directors since March 2013. Mr. Kaul has been a General Partner at Khosla Ventures, a venture capital firm with a substantial focus on clean technologies, since February 2006. Previously, Mr. Kaul was a member of Flagship Ventures, a venture capital firm, from 2002 to May 2006. Prior to Flagship, Mr. Kaul worked at The Institute for Genomic Research. Mr. Kaul currently serves on the board of directors of KiOR, Inc., as well as the boards of directors of several private companies, and he previously served on the board of directors of Amyris, Inc. from 2006 to 2012. Mr. Kaul holds a B.S. in Biology from the University of Michigan, an M.S. in Biochemistry from the University of Maryland and an MBA from Harvard Business School. Mr. Kaul provides our Board of Directors with wide-ranging experience in clean technology companies and insight in the management of startup companies and the building of companies from early stage to commercial scale.

Ganesh M. Kishore, Ph.D. has served as a director of the Company since 2008. Since 2011, Dr. Kishore has also served as a director of Evolva Holding SA and as a director of Kaiima, where he currently serves as a member of the advisory board and the compensation committee. Between 2002 and 2007, he served as a director of Embrex, Inc., serving as a member of the compensation committee and nominations committee during that time. Since April 2007, he has served as Chief Executive Officer of Malaysian Life Sciences Capital Fund, where he oversees fund management, investment portfolio management and governance of companies in which Malaysian Life Sciences Capital Fund has made investments. Since January 2009, he has also served as President and Chief Executive Officer of K Life Sciences, LLC where he provides advisory services to life science businesses. Between April 2007 and December 2008, Dr. Kishore served as a Managing Director of Burrill & Company, where his responsibilities included fund management, fund raising and governance of companies in which Burrill & Company invested. Prior to joining Burrill & Company, Dr. Kishore served as Chief Biotechnology Officer at E.I. du Pont de Nemours and Company (“DuPont”) from 2005 to 2007, where he was responsible for overall biotechnology leadership for DuPont’s life science businesses. Previously, he was Vice President, Technology, and Chief Technology Officer for DuPont’s Agriculture and Nutrition Division from 2002 to 2005. In his time at DuPont, Dr. Kishore focused on research and development related to biotechnology. Before joining DuPont, Dr. Kishore held several positions between 1980 and 2000 at Monsanto Company (“Monsanto”), including Co-President, Nutrition and Consumer Sector, and Assistant Chief Scientist/Chief Biotechnologist. His contributions include the discovery, development and commercialization of agricultural biotechnology products such as ROUNDUP READY SOY, the development of a manufacturing process for Nutrasweet® and aiding in transforming Monsanto into a leading food and nutrition company. Dr. Kishore co-founded the plant biotechnology and informatics company Metahelix Life Sciences Pvt Ltd in India, Mogene LC in St. Louis, Missouri and Abunda in San Francisco, California. He serves or has served on the boards of numerous nonprofit institutions, including the School of Nutrition and Policy at Tufts University, the St. Louis RCGA and the National Research Advisory Board of Washington University at St. Louis. He is also a member of the American Association for the Advancement of Science. Dr. Kishore holds a Ph.D. in biochemistry from the Indian Institute of Science, an M.S. in biochemistry from the University of Mysore and a B.S. in physics and chemistry from the University of Mysore. We believe Dr. Kishore’s qualifications to sit on our board include his years of experience as an executive in the field of agricultural biotechnology and his experience in advising and managing startup companies.

Gary W. Mize has served as a director of the Company since September 2011. Since October 2009, Mr. Mize has held the position of partner and owner at MR & Associates. Mr. Mize served as President of Rawhide Energy LLC, an ethanol company, from April 2007 to April 2009. Mr. Mize also served as non-executive Chairman at Ceres Global AG, a Canadian public company that serves as a vehicle for agribusiness investments, from December 2007 to April 2010. Mr. Mize has also served Noble Group, Hong Kong, as Chief Operations Officer and Executive Director from 2003 to 2005, Global Chief Operating Officer and Executive Director from July 2003 to December 2005 and Non-Executive Director from December 2005 to December 2006. Previously, he was President of the Grain Processing Group at ConAgra Foods, Inc., President and Chief Executive Officer of ConAgra Malt and held various positions at Cargill, Inc. Mr. Mize holds a B.A. in Business and Marketing from Michigan State University. Mr. Mize brings international business experience to the board having previously held expatriate positions in Switzerland, Brazil and Hong Kong. We believe Mr. Mize’s qualifications to sit on our board include his international experience, coupled with more than 35 years of experience in agribusiness.

Bruce A. Smith has served as a director of the Company since June 2010. Since January 2012, Mr. Bruce Smith has also served as a director of Ventech Engineers, Inc., a fully integrated engineering and procurement services company for the petroleum industry. Since December 2011, he has also served as a director and Chief Executive Officer of One Cypress Energy, a private crude logistics and marketing company. Since July 2010, he has also served as a member of the supervisory board of LyondellBasell Industries N.V., a publicly traded independent chemical company. Mr. Bruce Smith served as Chairman of Tesoro Corp. (“Tesoro”) from 1996 until June 2010, and from 1995 until May 2010 he served as Tesoro’s President and Chief Executive Officer. Between 1992 and 1995, Mr. Bruce Smith held positions as Tesoro’s Chief Operating Officer, Executive Vice President, Exploration and Production, and Chief Financial Officer. Under Mr. Bruce Smith’s leadership, Tesoro went from a small integrated oil company to a Fortune 100 refining and marketing company with a global supply chain and 650,000 barrels per day of production in the western U.S. From March 2002 to February 2008, Mr. Bruce Smith also served as a director of Noble Energy Corp., a publicly traded oil exploration and production company, where he served on the audit, compensation and corporate governance and nominating committees, including service as chair of the audit committee in 2005 and 2006 and chair of the compensation committee in 2003 and 2004. Mr. Bruce Smith holds an M.B.A. in finance from the University of Kansas and a B.A. in biology from Westminster College. We believe Mr. Bruce Smith’s qualifications to sit on our board include his extensive senior leadership experience in the refining and marketing industry, his substantial management background and his previous experience serving as a director and chairman of the audit and compensation committees of a publicly traded company.

Stacy J. Smith has served as a director of the Company since June 2010. Since November 2011, Mr. Stacy Smith has also served as a director of Autodesk, Inc. Mr. Stacy Smith currently serves as Executive Vice President at Intel Corporation (“Intel”), a position he has held since 2010, as well as Chief Financial Officer, a position he has held since 2007, and director of Corporate Strategy. Previously, he was Intel’s Assistant Chief Financial Officer from 2006 to 2007, and Vice President, Finance and Enterprise Services and Chief Information Officer from 2004 to 2006, where he was responsible for Intel’s Information Technology Group. From 2002 to 2004, Mr. Stacy Smith was Intel’s Vice President, Sales and Marketing Group, and General Manager of Intel Europe, Middle East and Africa, where he was responsible for product sales and marketing across that region. Before then, he served in various finance positions at Intel, where he has been employed since 1988, working in the U.S., Asia, Europe and Latin America. Mr. Stacy Smith holds an M.B.A. in finance from the University of Texas and a B.A. in finance from the University of Texas. Mr. Stacy Smith brings global business leadership experience to the board from his current position as Senior Vice President, Finance, and Chief Financial Officer of Intel. We believe that Mr. Stacy Smith’s qualifications to sit on our board include his experience serving for over 20 years in various finance and senior management positions for Intel and his experience overseeing and advising on strategy and financial matters, including financial reporting.

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

We have incurred net losses since our inception, including losses of $60.7 million, $48.2 million and $40.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of $195.3 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues have been extremely limited and we have not generated significant revenues from the sale of isobutanol. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial start-up operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. Similarly, we expect to derive revenue from the sale of ethanol and related products during any period in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production. Additionally, we have generated some limited revenue from the sale of products such as ATJ fuel that has been used for engine qualification and flight demonstration by the USAF. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol at the Agri-Energy Facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements or our ATJ supply contracts are cancelled or we are unable to produce suitable ATJ material, our revenues could be adversely affected.

Furthermore, we expect to spend significant amounts on further development of our technology, including on optimizing specific parts of our isobutanol production technology in place at the Agri-Energy Facility, acquiring or otherwise gaining access to ethanol plants and retrofitting them for isobutanol production, marketing, general and administrative expenses associated with our planned growth and management of operations as a public company. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

In particular, over time, the costs of our litigation with Butamax have been and may continue to be significant. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during the foreseeable future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our retrofits of the Agri-Energy Facility and the Redfield Facility will be our first commercial retrofits and, as a result, our production of isobutanol could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In September 2010, we acquired ownership of an ethanol production facility, the Agri-Energy Facility in Luverne, Minnesota, and in June 2011, we acquired access to a second ethanol production facility, the Redfield Facility in Redfield, South Dakota, pursuant to our joint venture with Redfield. We intend to retrofit both facilities to produce isobutanol, and will need access to additional capital in order to complete the retrofit of the Redfield Facility. Cost overruns or other unexpected difficulties could cause the retrofits to cost more than we anticipate which could further increase our need for funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our commercial scale production of isobutanol. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Agri-Energy Facility, complete the retrofit of the Redfield Facility, which is not yet underway, or acquire access to or retrofit additional ethanol plants may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, such as if Butamax is successful in its lawsuits alleging that we are infringing its patents for the production of isobutanol using certain microbial host cells.

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending against nine lawsuits filed by Butamax alleging that we have infringed patents for certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells, a patent covering a modified Pseudomonas KARI enzyme, a patent covering a modified E. coli KARI enzyme, and a patent covering the use of L. lactis and S. mutans dihydroxy acid dehydratase enzymes in yeast. The litigation with Butamax is dynamic. We have filed complaints alleging infringement of certain of our patents by Butamax and we anticipate that additional patents involving the isobutanol production process that are issued to Butamax, its members or us will be involved in litigation. The trial for the earliest-filed Butamax litigation is currently scheduled for August 2013 and additional trials are currently scheduled for July 2014 and August 2015.

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

In May 2012, we announced that we had commenced initial start-up operations for the retrofit of the Agri-Energy Facility to isobutanol production. In September 2012, we updated our initial production expectations for the Agri-Energy Facility noting that we had temporarily paused isobutanol production in order to optimize certain specific parts of our isobutanol production technology to further enhance isobutanol production rates. We do not expect to complete our work to optimize specific parts of our isobutanol production technology or reach technical completion of the retrofit of the Agri-Energy Facility until later this year. Even with technical completion of the Agri-Energy Facility, we expect that initial production volumes will be lower than the projected nameplate capacity for isobutanol production at the facility. We intend to resume isobutanol production at the Agri-Energy Facility in support of future commercial operations once this work has been completed. Based on our progress to date we anticipate resuming a limited commercial scale campaign of isobutanol production at the Agri-Energy Facility in 2013 to demonstrate commercial scale capacity and sell resulting product. However, we may encounter further production challenges, including, but not limited to, adding additional processing steps to achieve target customer product specifications, during the completion of the retrofit and the projected ramp up in production rates. Any such production challenges may prevent us from producing significant quantities of isobutanol or may significantly increase our cost to produce isobutanol which could have a material adverse effect on our business, financial condition and results of operations.

Some of our retrofits, including the retrofit of the Agri-Energy Facility, will include additional equipment that we believe will allow us to switch between ethanol and isobutanol production but we cannot guarantee that we will be successful in switching between isobutanol and ethanol production in a timely or efficient manner at these facilities.

While we have designed the retrofit of the Agri-Energy Facility to allow the capability to switch between isobutanol and ethanol production, which may, subject to regulatory factors and depending on market conditions, mitigate certain significant risks associated with start-up operations for isobutanol production, there can be no assurance that we will be able to revert to ethanol production or that it will make sense, based on the then-current economic conditions for the production of ethanol, to do so. In September 2012, we announced that we had made the strategic decision to temporarily pause isobutanol production at the Agri-Energy Facility for a period of time during which we may, based on the economic conditions for the production of ethanol, produce ethanol at the Agri-Energy Facility while we focus on optimizing specific parts of our technology to further enhance isobutanol production rates. Even if we are able to revert to ethanol production, the facility may produce ethanol less efficiently or in lower volumes than it did prior to the retrofit and such ethanol production may not generate positive economic returns. If we are unable to produce isobutanol at the volumes, rates and costs that we expect and are unable to revert back to ethanol production at full capacity, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

We may not be successful in the development of individual steps in, or an integrated process for, the production of commercial quantities of isobutanol from plant feedstocks in a timely or economic manner, or at all.

As of the date of this Report, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to full-scale commercial production levels. The production of isobutanol requires multiple integrated steps, including:

•	obtaining the plant feedstocks;

•	treatment with enzymes to produce fermentable sugars;

•	fermentation by organisms to produce isobutanol from the fermentable sugars;

•	distillation of the isobutanol to concentrate and separate it from other materials;

•	purification of the isobutanol; and

•	storage and distribution of the isobutanol.

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced full-scale commercial volumes of isobutanol. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the demonstration facility and at the Agri-Energy Facility, such production was not at full commercial scale and in September 2012, we announced our plan to pause isobutanol production while we focus on optimizing specific parts of our technology to further enhance isobutanol production rates. To date, we have focused the majority of our research and development efforts on producing isobutanol from dextrose and challenges remain in achieving substantial production volumes with other sugars, like corn mash. The risk of contamination and other problems rise as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

Prior to commencement of the Agri-Energy Facility retrofit, neither we nor ICM had ever built (through retrofit or otherwise) or operated a commercial isobutanol facility. We assume that we understand how the engineering and process characteristics of the one MGPY demonstration facility will scale up to larger facilities, but these assumptions may prove to be incorrect. Accordingly, we cannot be certain that we can manufacture isobutanol in an economical manner in commercial quantities. If our costs to build large-scale commercial isobutanol facilities are significantly higher than we expect or if we fail to manufacture isobutanol economically on a commercial scale or in commercial volumes, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We may not be able to successfully identify and acquire access to additional ethanol production facilities suitable for efficient retrofitting, or acquire access to sufficient capacity to be commercially viable or meet customer demand.

Our strategy currently includes accessing and retrofitting, either independently or with potential development partners or licensees, existing ethanol facilities for the production of large quantities of isobutanol for commercial distribution and sale. We have acquired one 22 MGPY ethanol production facility and we have acquired access to one 50 MGPY ethanol production facility pursuant to our joint venture with Redfield.

However, we may not find future development partners with whom we can implement this growth strategy, and we may not be able to identify facilities suitable for joint venture, acquisition, lease or license.

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

For each ethanol production facility to which we acquire access, we will be required to obtain numerous regulatory approvals and permits to retrofit and operate the facility. In the U.S., these include such items as a modification to the air permit, fuel registration with the EPA, ethanol excise tax registration and others. These requirements may not be satisfied in a timely manner, or at all. Later-enacted federal and state governmental requirements may also substantially increase our costs or delay or prevent the completion of a retrofit, which could have a material adverse effect on our business, financial condition and results of operations.

No two ethanol facilities are exactly alike, and each retrofit will require individualized engineering and design work. There is no guarantee that we or any contractor we retain will be able to successfully design a commercially viable retrofit, or properly complete the retrofit once the engineering plans are completed. Prior to commencement of the Agri-Energy Facility retrofit, neither we nor ICM had ever built, via retrofit or otherwise, a full-scale commercial isobutanol facility. Despite our experience with the retrofit of the Agri-Energy Facility, our estimates of the capital costs that we will need to incur to retrofit a commercial-scale ethanol facility may prove to be inaccurate, and each retrofit may cost materially more to engineer and build than we currently anticipate. For example, our estimates assume that each plant we retrofit will be performing at full production capacity, and we may need to expend substantial sums to repair underperforming facilities prior to retrofit.

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

Though our retrofit design for the Agri-Energy Facility includes the capability to switch between isobutanol and ethanol production, we may be unable to successfully revert to ethanol production after its retrofit to an isobutanol facility is complete, or the facility may produce ethanol less efficiently or in lower volumes than it did before the retrofit. In addition, we may be unable to secure the necessary regulatory approvals and permits to switch between isobutanol and ethanol production in a timely manner, or at all. Thus, if we fail to achieve commercial levels of isobutanol production at a retrofitted facility, we may be unable to rely on ethanol production as an alternative revenue source, which could have a material adverse effect on our prospects.

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

Even if we produce isobutanol at our targeted rates, we may be unable to produce isobutanol that meets customer specifications. We may need to add additional processing steps or incur capital expenditures in order to meet customer specifications which could add significant costs to our production process. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to meet defined high-purity isobutanol product standards. A failure to successfully meet the specifications of our potential customers could decrease demand, and significantly hinder market adoption of our products.

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

While we have succeeded in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield in laboratory tests, and we have demonstrated the ability to produce isobutanol under the demonstration plant operating conditions and under commercial scale operating conditions at the Agri-Energy Facility, we have not yet accomplished these targets in a commercial plant environment. We are currently optimizing certain specific parts of our isobutanol production technology to enhance our isobutanol production rates at the Agri-Energy Facility. This process, if it succeeds, may take longer or cost more than expected. Our yeast biocatalyst may not be able to meet the commercial performance targets at a commercial-scale retrofitted plant in a timely manner, or ever. In addition, the risk of contamination and other problems may increase at commercial-scale isobutanol production facilities, which could negatively impact our cost of production. If we encounter difficulties in optimizing our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

Our isobutanol fermentation process utilizes a genetically modified organism which, when used in an industrial process, is considered a new chemical under the EPA’s TSCA. The TSCA requires us to comply with the EPA’s Microbial Commercial Activity Notice process to operate plants producing isobutanol using our biocatalysts. The TSCA’s new chemicals submission policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our isobutanol production.

There are various third-party certification organizations, such as ASTM and Underwriters’ Laboratories, Inc., involved in standard-setting regarding the transportation, dispensing and use of liquid fuel in the U.S. and abroad. These organizations may change the current standards and additional requirements may be enacted that could prevent or delay approval of our products. The process of seeking required approvals and the continuing need for compliance with applicable standards may require the expenditure of substantial resources, and there is no guarantee that we will satisfy these standards in a timely manner, if ever.

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

Jet fuels must meet various statutory and regulatory requirements before they may be used in commercial aviation. In the U.S., the use of specific jet fuels is regulated by the Federal Aviation Administration (“FAA”). Rather than directly approving specific fuels, the FAA certifies individual aircraft for flight. This certification includes authorization for an aircraft to use the types of fuels specified in its flight manual. To be included in an aircraft’s flight manual, the fuel must meet standards set by ASTM. The current ASTM requirements do not permit the use of jet fuel derived from isobutanol, and we will need to give ASTM sufficient data to justify creating a new standard applicable to ATJ. Though our work testing isobutanol-based ATJ with the U.S. Air Force Research Laboratory has provided us with data we believe ASTM will take into consideration, the process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations will require the expenditure of substantial resources. Failure to obtain regulatory approval in a timely manner, or at all, could have a significant negative effect on our operations.

We may be unable to successfully negotiate final, binding terms related to our current non-binding isobutanol supply and distribution agreements, which could harm our commercial prospects.

We have engaged in negotiations with a number of companies, and have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including Toray Industries, LANXESS, United Airlines, and TOTAL PETROCHEMICALS USA, Inc. However, as of December 31, 2012, we are not party to any final, definitive supply or distribution agreements for our isobutanol, other than our exclusive supply agreement with LANXESS, our international off-take and distribution agreement with Sasol, our commercial off-take agreement with Mansfield, our joint development agreement with Toray Industries, our offtake and marketing agreement with Land O’Lakes Purina Feed, and our contracts from the DLA. We may be unable to negotiate final terms with other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, as we have yet to produce or supply commercial volumes of isobutanol to any customer, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

We may be required to obtain additional regulatory approvals for use of our iDGs™ as animal feed, which could delay our ability to sell iDGs™ increasing our net cost of production and harming our operating results.

Most of the ethanol plants we initially plan to retrofit use dry-milled corn as a feedstock. Once we have optimized our full-scale commercial isobutanol production process, we plan to sell, as animal feed, the iDGs™ left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs™ as animal feed through a self-assessed GRAS process via third party scientific review. In order to improve the value of our iDGs™, we are also in the process of obtaining U.S. Food and Drug Administration (“FDA”) approval for the marketing of our iDGs™. We believe obtaining FDA approval will increase the value of our iDGs™ by offering customers of our iDGs™ further assurance of the safety of our iDGs™. If we make changes in our biocatalyst whereby we can no longer rely on our GRAS process, we would be required to obtain FDA approval for marketing our iDGs™. FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. If FDA approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs™, our net cost of production will increase, which may hurt our operating results.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

Since our inception, a significant portion of our resources have been dedicated to research and development, as well as demonstrating the effectiveness of our technology, including through the retrofit of the Agri-Energy Facility. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our technologies, developing future markets for our isobutanol and accessing and retrofitting facilities necessary for the production of isobutanol on a commercial scale. These expenditures will include costs associated with research and development, accessing existing ethanol plants, retrofitting the plants to produce isobutanol including the Redfield Facility, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the isobutanol we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

To date, we have funded our operations primarily through equity offerings, issuances of debt, borrowing under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol. Based on our current plans and expectations, we will require additional funding to achieve our goals. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending against claims by others that we may be violating their intellectual property rights, including the current litigation with Butamax, will be significant. Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

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

The price and availability of corn and other plant feedstocks may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade, and global demand and supply. For example, corn prices have recently increased significantly in response to drought conditions in the Midwestern region of the U.S. and concern that a resulting decrease in the supply of corn could lead to the restriction of corn supplies, which could cause further increases in the price of corn. The significance and relative impact of these factors on the price of plant feedstocks is difficult to predict, especially without knowing what types of plant feedstock materials we may need to use.

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

From September 2010 through May 2012, we sold distiller’s grains as a co-product from the production of ethanol at the Agri-Energy Facility in Luverne, Minnesota. Similarly, we plan to sell distiller’s grains during any period in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production. We may also sell distiller’s grains produced by other ethanol facilities that we acquire, enter into a joint venture or tolling arrangement with, or license to in the future. We also plan to sell the iDGs™ that will be produced as a co-product of our commercial isobutanol production. Distiller’s grains and iDGs™ compete with other animal feed products, and decreases in the prices of these other products could decrease the demand for and price of distiller’s grains and iDGs™. Additionally, we have not yet produced commercial iDGs™ and, as such, there is a risk that our iDGs™ may not meet market requirements. If the price of distiller’s grains and iDGs™ decreases or our iDGs™ do not meet market requirements, our revenue from the sale of distiller’s grains and future revenue from the sale of iDGs™ could suffer, which could have a material adverse effect on our financial condition.

To the extent that we produce ethanol at accessed plants before commencing isobutanol production, or during periods in which we make the strategic decision to revert to ethanol production, we will be vulnerable to fluctuations in the price of and cost to produce ethanol.

We believe that, like the Agri-Energy Facility, the other ethanol production facilities we access can continue to produce ethanol during most of the retrofit process. In certain cases, we expect to obtain income from this ethanol production. Further, we have designed our isobutanol production technology to allow us to revert to ethanol production at certain facilities, such as the Agri-Energy Facility, when the economic conditions for ethanol production make such reversion desirable. Our earnings from ethanol revenue will be dependent on the price of, demand for and cost to produce ethanol. Decreases in the price of ethanol, whether caused by decreases in gasoline prices, changes in regulations, seasonal fluctuations or otherwise, will reduce our revenues, while increases in the cost of production will reduce our margins. Many of these risks, including fluctuations in feedstock costs and natural gas costs, are identical to risks we will face in the production of isobutanol. To the extent that ethanol production costs increase or price decreases, earnings from ethanol production could suffer, which could have a material adverse effect on our business.

Due to unfavorable weather conditions, corn prices have recently increased significantly. These unfavorable weather conditions led to a smaller than expected corn harvest across affected areas of the U.S. Midwest region in the fall of 2012. This, along with smaller corn carryover in the last two crop years and higher export demand for corn has led to higher corn prices and increased corn price volatility. The price of ethanol has not kept pace with rising corn prices which has resulted in lower and, in some instances negative, operating margins in the ethanol industry. As a result of these lower operating margins, our management has determined that the production of ethanol at the Agri-Energy Facility during the period that we have paused the production of isobutanol would not produce a positive margin versus maintaining the Agri-Energy Facility at idle. In addition, we currently have an inventory of corn that is not being used while production at the Agri-Energy Facility remains paused. We have opted to sell some of our corn inventory on hand to reduce corn inventory levels. Our sales of corn on the spot market subject us to the risk that corn prices will be even higher when production at the facility resumes. Our inability to rely on ethanol production as an alternative revenue source while we focus on optimizing specific parts of our technology could have a material adverse effect on our on our business, financial condition and results of operations

Reductions or changes to existing regulations and policies may present technical, regulatory and economic barriers, all of which may significantly reduce demand for biofuels or our ability to supply isobutanol.

The market for biofuels is heavily influenced by foreign, federal, state and local government regulations and policies. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that required nearly 14 billion gallons of liquid transportation fuels sold in 2011 to come from alternative sources, including biofuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels. The EPA has proposed 2013 volumes of 13.8 billion gallons under this mandate. In the U.S. and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research and development of biofuels. For example, in December 2011, the U.S. Congress did not renew legislation that extended tax credits to blenders of certain biofuel products and is not likely to renew them retroactively. The absence of tax credits, subsidies and other incentives in the U.S. and foreign markets for biofuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products which would adversely affect our business. In addition, in December 2011, a U.S. federal court found the State of California’s Low Carbon Fuel Standard unconstitutional and the case is currently on appeal in the Ninth Circuit. An affirmation of this ruling could have a negative impact on the demand for advanced biofuels. The resulting market uncertainty regarding this and future standards and policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers.

Concerns associated with biofuels, including land usage, national security interests and food crop usage, continue to receive legislative, industry and public attention. This attention could result in future legislation, regulation and/or administrative action that could adversely affect our business. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our business, financial condition and results of operations

Additionally, like the ethanol facilities that we retrofit, our isobutanol plants will emit greenhouse gases. Any changes in state or federal emissions regulations, including the passage of cap-and-trade legislation or a carbon tax, could limit our production of isobutanol and iDGs™ and increase our operating costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of December 31, 2012, we exclusively licensed rights to 93 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 375 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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

If any other party has filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference, derivation or other proceedings declared by the United States Patent and Trademark Office (the “USPTO”) to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, such a proceeding may result in the loss of certain claims. Even successful outcomes of such proceedings could result in significant legal fees and other expenses, diversion of management time and efforts and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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

In the production of other cellulosic biofuels, key competitors include Shell Oil Company, BP, DuPont-Danisco Cellulosic Ethanol LLC, Abengoa Bioenergy, S.A., POET, LLC, ICM, Mascoma Corporation, Inbicon A/S, INEOS New Planet BioEnergy LLC, Coskata, Inc., Archer Daniels Midland Company, BlueFire Ethanol, Inc., KL Energy Corporation, ZeaChem Inc., Iogen Corporation, Qteros, Inc., AE Biofuels, Inc. and many smaller start-up companies. If these companies are successful in establishing low cost cellulosic ethanol or other fuel production, it could negatively impact the market for our isobutanol as a gasoline blendstock.

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

In August 2010, we entered into the Original Agri-Energy Loan Agreement under which our wholly owned subsidiary, Gevo Development, borrowed $12.5 million to finance its acquisition of Agri-Energy. In October 2011, the Original Agri-Energy Loan Agreement was amended to provide Agri-Energy with additional term loan facilities of up to $15 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. In October 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement. On January 6,

2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement, bringing the total borrowed under the New Loan at December 31, 2012 to $15.0 million. Pursuant to the terms of the Amended Agri-Energy Loan Agreement, we cannot engage in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of TriplePoint. If TriplePoint does not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan in full.

In June 2012, Gevo, Inc. entered into (i) the Security Agreement Amendment and (ii) the Gevo Loan Amendment. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of the our Convertible Notes; (ii) removed Agri-Energy’s and our options to elect additional interest-only periods upon the achievement of certain milestones (iii) permit Agri-Energy to make dividend payments and distributions to us for certain defined purposes related to the Convertible Notes; (iv) add as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) add a negative covenant whereby we may not incur any indebtedness other than as permitted under the Security Agreement; and (vi) add a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment of all remaining outstanding obligations in full under the Amended Agri-Energy Loan Agreement. If we take any of the actions contemplated in the amendments, we could be forced to pay the outstanding balance of the loan in full. If holders of our Convertible Notes undertake their option to convert their notes after January 1, 2013 and before July 1, 2017, and we have amounts of principal outstanding to TriplePoint, any issuances of stock that we make in satisfaction of the Coupon Make-Whole Payments due to such note holders will cause dilution to our existing stockholders. As of March 22, 2013, we have issued 1,540,451 shares of our common stock in satisfaction of these Coupon Make-Whole Payments.

As of December 31, 2012, the aggregate outstanding principal and final payments under the Amended Agri-Energy Loan Agreement was approximately $25.6 million.

With respect to the Convertible Notes, if a Fundamental Change (as defined in the Indenture) occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. In addition, if a Fundamental Change occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such Fundamental Change. In addition, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

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

We currently engage in hedging transactions to offset some of the effects of volatility in commodity prices. We expect to engage in similar transactions once we begin commercial isobutanol production. We generally follow a policy of using exchange-traded futures contracts to reduce our net position in agricultural commodity inventories and forward purchase contracts to manage price risk. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging exposes us to the risk that we may have under- or over-estimated our need for a specific commodity or that the other party to a hedging contract may default on its obligation. If there are significant swings in commodity prices, or if we purchase more corn for future delivery than we can process, we may have to pay to terminate a futures contract, resell unneeded corn inventory at a loss, or produce our products at a loss, all of which would have a material adverse effect on our financial performance. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of isobutanol, distiller’s grains, iDGs™ or ethanol. Losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

Compliance with stringent laws and regulations may be time consuming and costly, which could adversely affect the commercialization of our biofuels products and related co-products.

Any biofuels developed using our technologies will need to meet a significant number of regulations and standards, including regulations imposed by the U.S. Department of Transportation, the EPA, the FDA, the FAA, various state agencies and others. Any failure to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay the commercialization of any biofuels developed using our technologies and subject us to fines and other penalties.

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

During the ordinary course of business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, employment discrimination, breach of contract, property damages, civil penalties and other losses of injunctive or declaratory relief. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued liability, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

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

These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result of such developments.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to evaluate and report on our internal control over financial reporting and have our principal executive officer and principal financial officer certify as to the accuracy and completeness of our financial reports. The process of implementing our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2012. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning Our Securities.

We incurred significant indebtedness when we sold the Convertible Notes and we may incur additional indebtedness in the future. The indebtedness created by the sale of the Convertible Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of December 31, 2012, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan from TriplePoint was approximately $25.6 million. In addition, we incurred $45 million of senior indebtedness when we sold the Convertible Notes in July 2012. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We, and any current and future subsidiaries of ours, may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the Indenture governing the Convertible Notes. Under the terms of the Indenture governing the Convertible Notes, we will not be restricted from incurring additional debt, securing future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture governing the Convertible Notes and that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning our Securities” section could intensify.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value. We expect that the trading value of the Convertible Notes will be significantly affected by the price of our common stock.

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $26.36 and a low of $1.38. The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the market price of the Convertible Notes. This may result in significantly greater volatility in the trading value of the Convertible Notes than would be expected for nonconvertible debt securities we may issue.

We cannot predict whether the price of our common stock or interest rates will rise or fall. A variety of factors may have a significant effect on our stock price, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash and cash equivalents;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our partners or our competitors;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	litigation involving us, our general industry or both;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in existing laws, regulations and policies applicable to our business and products, including the RFS2 program, and the adoption of or failure to adopt carbon emissions regulation;

•	announcements or expectations of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.

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

Additionally, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation or other derivative shareholder lawsuits. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business regardless of the outcome.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Stockholders as of December 31, 2012 who own more than 5% of our outstanding common stock, which consists of four stockholders, collectively own approximately 37% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In addition, as of December 31, 2012, there were 2.9 million shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

We registered 6.8 million shares of common stock, which are reserved for issuance under our stock incentive plans and our employee stock purchase plan. These shares can be freely sold in the public market upon issuance and once vested.

We may not have the ability to pay interest on the Convertible Notes or to repurchase or redeem the Convertible Notes.

The Convertible Notes, which have a principal balance of $45 million at December 31, 2012, bear interest at a rate of 7.5% per year, payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing in 2013. If a Fundamental Change occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay cash upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our current indebtedness with TriplePoint unless we are able to obtain TriplePoint’s consent prior to the taking of such action.

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

Future issuances of our common stock or instruments convertible into our common stock, including in connection with conversions of Convertible Notes, and hedging activities by holders of the Convertible Notes may materially and adversely affect the price of our common stock and the Convertible Notes and cause dilution to our existing stockholders.

If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders, and any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. As of March 22, 2013, approximately $9.2 million in principal amount of our Convertible Notes have been converted in exchange for 1,617,910 shares of our common stock. The anticipated conversion of the remaining approximately $35.8 million in principal amount of Convertible Notes into shares of our common stock could depress the trading price of our common stock.

Holders of our Convertible Notes that elect to convert some or all of their Convertible Notes on or after January 1, 2013 and prior to July 1, 2017, will be entitled to receive a Coupon Make-Whole Payment for the Convertible Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the Coupon Make-Whole Payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Given that the agreements governing our secured indebtedness with TriplePoint prohibit us from paying, repurchasing or redeeming the Convertible Notes or making cash payments in respect of the Coupon Make-Whole Payment upon a conversion, we may be unable to make such payment in cash. As of March 22, 2013, we have issued 1,540,451 shares of our common stock in satisfaction of these Coupon Make-Whole Payments. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

In addition, we have a limited number of shares of common stock available for future issuance which may hinder our ability to satisfy the Coupon Make-Whole Payments. If we need to increase the number of our authorized shares of common stock, then under applicable Delaware law and the provisions of our amended and restated certificate of incorporation, such an increase will require the approval of the holders of a majority of our issued and outstanding shares of common stock. No assurance can be provided that we would be able to obtain the requisite vote to increase the number of our authorized shares of common stock. A failure to increase our authorized share capital when needed would adversely affect our ability to satisfy our obligations under the Convertible Notes.

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

If a Fundamental Change occurs, the holders of the Convertible Notes may require us to repurchase all or a portion of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date. However, the agreements governing our secured indebtedness with TriplePoint prohibit us from paying, repurchasing or redeeming the Convertible Notes or any amounts payable in connection with a Fundamental Change or at our option. In the event that a Fundamental Change occurs at a time when we are prohibited from repurchasing the Convertible Notes, we would need to seek the consent of TriplePoint to repurchase the Convertible Notes from the holders or we would otherwise be risking an event of default under our agreements with TriplePoint. If we were unable to obtain such a consent, compliance with the terms of the Convertible Notes would trigger an event of default under our indebtedness with TriplePoint.

Although the Convertible Notes are referred to as “senior notes,” the Convertible Notes are unsecured and are effectively subordinated to our secured indebtedness and effectively subordinated to all liabilities of our subsidiaries from time to time outstanding.

The Convertible Notes are obligations only of Gevo, Inc. and are not guaranteed by our subsidiaries or secured by any of our or their properties or assets. The Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and effectively subordinated to all existing and future liabilities of our subsidiaries, including trade payables. Our subsidiaries are separate legal entities and have no obligation to pay any amounts due pursuant to the Convertible Notes. Our subsidiaries conduct a significant amount of our business, and may incur significant liabilities in connection with such business. As of December 31, 2012, our subsidiaries had indebtedness and other obligations in the principal amount of approximately $25.6 million. These amounts of indebtedness structurally rank senior to the Convertible Notes.

In any liquidation, dissolution, bankruptcy or other similar proceeding, holders of our secured debt may assert rights against any assets securing such debt in order to receive full payment of the debt before those assets may be used to pay the holders of the Convertible Notes. In such an event, we may not have sufficient assets remaining to pay amounts due on any or all of the Convertible Notes. At December 31, 2012, on a consolidated basis, we had approximately $25.6 million in aggregate principal amount of secured indebtedness outstanding. In addition, our senior secured indebtedness to TriplePoint prohibits us from making payments on the Convertible Notes that are not regularly scheduled payments.

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

Furthermore, the Indenture governing the Convertible Notes contains only limited protections in the event of a change in control. We could engage in many types of transactions, such as acquisitions, refinancings or recapitalizations that could substantially affect our capital structure and the value of the Convertible Notes and our common stock but would not constitute a “Fundamental Change” that permits holders to require us to repurchase their Convertible Notes.

Holders of Convertible Notes are not entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to such rights.

Holders of Convertible Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but holders of Convertible Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our amended and restated certificate of incorporation or amended and restated bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to a holder’s conversion of its Convertible Notes, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock that result from such amendment.

The adjustment to the conversion rate for Convertible Notes converted in connection with a Make-Whole Fundamental Change may not adequately compensate holders of the Convertible Notes for the lost option value of the Convertible Notes as a result of such transaction.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs prior to maturity of the Convertible Notes, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Convertible Notes converted in connection with such Make-Whole Fundamental

Change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction constituting the Make-Whole Fundamental Change becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. The adjustment to the conversion rate for Convertible Notes converted in connection with a Make-Whole Fundamental Change may not adequately compensate holders of the Convertible Notes for any lost value of the Convertible Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $20.00 per share or less than $4.95 per share (in each case, subject to adjustment), no adjustment will be made to the conversion rate.

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

We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash availability.

In January 2013, our board of directors approved a stock repurchase program for up to $15 million of our common stock over a one-year period. We expect to fund repurchases under the stock repurchase program with cash and cash equivalents on hand. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our affiliates who held our common stock as of December 31, 2012 together control approximately 30% of our outstanding common stock, with a single stockholder, Khosla Ventures I, L.P. and its affiliates, controlling approximately 18% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline. The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business.

We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline which in turn would likely cause a decline in the value of the Convertible Notes. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price and the price of our Convertible Notes to decline or the trading volume of our common stock to decline.

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

We may not be able to comply with all applicable listing requirements or standards of the NASDAQ Global Market and NASDAQ could delist our common stock.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. There can be no assurances that we will be able to comply with applicable listing standards. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and research and development laboratories, included in our Gevo, Inc. segment, are located in Englewood, Colorado, where we occupy approximately 29,865 square feet of office and laboratory space. Our lease for this facility expires in July 2016. We believe that the facility that we currently lease is adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth. Our subsidiary, Agri-Energy, included in our Gevo Development/Agri-Energy segment, owns and operates an ethanol production facility in Luverne, Minnesota that we are currently retrofitting to isobutanol production. This production facility is on approximately 55 acres of land and contains approximately 50,000 square feet of building space. The production facility was originally constructed in 1998. The land and buildings are owned by Agri-Energy which has granted to TriplePoint a mortgage lien and security interest in such property to secure its obligations under the Amended Agri-Energy Loan Agreement with TriplePoint and its guaranty of Gevo, Inc.’s obligations under the Gevo Loan Agreement with TriplePoint.

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

On September 13, 2011, we filed an answer to the Amended Complaint in which we asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375, entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376, entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids,” both of which were recently awarded to us by the USPTO. The counterclaim seeks a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims have been set for trial in August 2013.

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

On March 13, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00301-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,133,715 (the “’715 Patent”), entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’715 Patent claims recombinant microorganisms, including yeast, with modifications for the improved production of isobutanol. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

On May 9, 2012, coordinated discovery was ordered for Case Nos. 1:12-cv-00070-SLR, 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, and 1:12-cv-00448-SLR. By virtue of the same order, discovery in Case No. 1:12-cv-00602-SLR was also coordinated with these cases.

On May 15, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00602-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that we have meritorious defenses to these claims and we intend to vigorously defend this lawsuit.

On June 19, 2012, the United States District Court for the District of Delaware denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by us of one or more claims made in the ’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax also filed a motion with the United States District Court for the District of Delaware seeking a temporary order to limit our activities with respect to the automotive fuel blending market while Butamax appeals the denial of its motion for preliminary injunction.

On July 6, 2012, the United States District Court for the District of Delaware issued a temporary order which stated, in part, that we could not deliver, provide, distribute, ship, release or transfer in any way bio-based isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction. We filed an appeal of the temporary order. Under the temporary order, we remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court of

Appeals granted Gevo’s motion to stay the status quo order entered on July 6, 2012 by the United States District Court for the District of Delaware. On November 16, 2012, the Federal Circuit Court of Appeals affirmed the District Court’s denial of Butamax’s preliminary injunction motion.

On July 31, 2012, we filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “’089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On December 17, 2012, this case was transferred to the United States District Court for the District of Delaware as Case No. 1:12-cv-01724-SLR. On February 19, 2013, BP p.l.c. filed a motion seeking to dismiss our complaint for failure to state a claim against it. On March 8, 2013, we filed a response in opposition to B.P. p.l.c.’s motion. On March 18, 2013, B.P. p.l.c. filed its reply brief, and the issue has been submitted to the court for decision.

On July 31, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against us, as Case No. 1:12-cv-00999-SLR, seeking a judicial determination that the ’089 Patent is invalid and that Butamax and DuPont do not infringe it. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 6, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01014-SLR, alleging that we are infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On January 22, 2013, discovery in this case was consolidated with Case Nos. 1:12-cv-00070-SLR, 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, and 1:12-cv-00602-SLR.

On August 14, 2012, we filed a lawsuit in the United States District Court for the Eastern District of Texas for declaratory judgment against Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC, as Case No. 2:12-cv-00435, seeking a judicial determination that a recently issued Butamax U.S. Patent No. 8,241,878 (the “’878 Patent”), entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof” is invalid and that Gevo does not infringe it. On December 17, 2012, this case was transferred to the United States District Court for the District of Delaware as Case No. 1:12-cv-01725-SLR. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 14, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01036-SLR, alleging that we are infringing the ’878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On September 25, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01202-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “’565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against us, as Case No. 1:12-cv-01201, seeking a judicial determination that the ’565 Patent is invalid and that Butamax and DuPont do not infringe it.

On September 25, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01200-SLR, alleging that we are infringing U.S. Patent No. 8,273,558, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01300-SLR, alleging that we are infringing U.S. Patent No. 8,283,144, entitled

“Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against us, as Case No. 1:12-cv-01301-SLR, seeking a judicial determination that Butamax is not infringing Gevo’s recently issued U.S. Patent No. 8,283,505, entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.”

On February 13, 2013, coordinated discovery was ordered for Case Nos. 1:12-cv-1036-SLR, 1:12-cv-1200-SLR, 1:12-cv-1201-SLR, 1:12-cv-1202-SLR, 1:12-cv-1300-SLR, 1:12-cv-1301-SLR, and 1:12-cv-1724-SLR. These cases are set for trial in August 2015.

On March 19, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment in the patent suit involving Butamax patents 7,851,188 and 7,993,889. Both parties had asked the Court to resolve certain issues regarding Butamax’s ‘188 and ‘889 patents without a trial by seeking summary judgment from the court. The summary judgment procedure permits, but does not require, a court to dispose of some or all issues prior to trial. Butamax had requested summary judgment that we infringed its patents, but the court denied Butamax’s request in its entirety. We moved for summary judgment of noninfringement, both as a matter of literal infringement and infringement under the doctrine of equivalents, and the court granted our motion regarding doctrine of equivalents infringement. We also requested summary judgment of invalidity of various claims in Butamax’s patents. The court granted this motion in part, ruling that Butamax’s claims related to the inactivation of competing pathways for carbon flow were invalid.

The court also provided certain claim construction rulings, including a ruling that Butamax’s patent claims were limited to an “acetohydroxy acid isomeroreductase” enzyme that is “NADPH-dependent.” The remaining issues were to be resolved by a jury trial, scheduled to commence on April 1, 2013.

On March 20, 2013, the U.S. District Court for the District of Delaware held the final pre-trial hearing leading up to the trial on Butamax’s patents, 7,851,188 and 7,993,889 scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that Gevo does not infringe Butamax’s patents under the court’s construction of a key claim term in Butamax’s patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the Court’s construction. In view of the Court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, judgment of no infringement is expected to be entered in favor of Gevo. Butamax has announced that it will appeal the court’s claim construction and summary judgment rulings.

Due to the nature and status of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The trial on Gevo’s patents on PDC deletions and overexpression of AFT proteins is set for August 2013, and additional trials are currently scheduled for July 2014 and August 2015. We expect to continue to incur significant costs through the foregoing trial dates.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market for Common Stock

Our common stock has been traded on the NASDAQ Global Market under the symbol “GEVO” since February 9, 2011. The following table sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market, for the periods indicated below.

	Common Stock
	Price 2012		Price 2011
	High	Low	High	Low
First Quarter	10.49	5.53	N/A	N/A
Second Quarter	9.99	4.95	26.36	12.79
Third Quarter	4.95	1.84	18.75	5.44
Fourth Quarter	2.18	1.38	8.86	5.18

Holders of Record

The last sale price of our common stock on March 19, 2013, as reported by the NASDAQ Global Market, was $1.93 per share. As of February 28, 2013, there were approximately 35 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividends

No cash dividends have been paid on our common stock to date, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2012, and is incorporated into this Report by reference.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of Gevo’s common stock with the cumulative total return of the Standard & Poor’s SmallCap 600 Value Index and with the NASDAQ Clean Edge Green Energy Index over the period from the Company’s inception of February 2011.

It is assumed in the graph that $100 was invested (1) in our common stock; (2) in the stocks of the companies in the Standard & Poor’s SmallCap 600 Value Index; and (3) in the stocks of the NASDAQ Clean Edge Green Energy Index, just prior to the commencement of the.

The stock price performance shown on the following graph is not indicative of future price performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

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

We derived the consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements in Part II, Item 8 of this Report. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 has been derived from our audited consolidated financial statements not included in this Report. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Years Ended December 31,
(In Thousands except share and per share amounts)	2012	2011	2010	2009	2008
Consolidated statement of operations data:
Total revenue (1) (2)	$24,385	$64,549	$16,396	$660	$208
Costs of goods sold (1)	32,410	60,588	13,446	—	—
Operating expenses	63,412	48,654	38,463	19,229	13,519
Loss from operations	(71,437)	(44,693)	(35,513)	(18,569)	(13,311)
Net loss (3)	(60,712)	(48,214)	(40,112)	(19,885)	(14,542)
Net loss attributable to Gevo, Inc. common stockholders	(60,712)	(49,308)	(42,890)	(19,885)	(14,542)
Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	(1.86)	(2.15)	(37.44)	(18.07)	(13.83)
Weighted-average number of common shares outstanding—basic and diluted	32,619,091	22,909,916	1,145,500	1,100,294	1,051,848

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated balance sheet data:
Cash and cash equivalents	$66,744	$94,225	$15,274	$21,240	$9,635
Total assets	156,111	133,030	51,609	26,383	13,094
Fair value of warrant liabilities	—	—	2,034	982	—
Secured debt	23,958	28,243	20,432	7,701	8,178
Convertible debt	25,554	—	—	—	—
Total liabilities	58,280	40,893	31,650	11,300	9,936
Accumulated deficit	(195,347)	(134,635)	(85,327)	(42,437)	(23,137)
Total stockholders’ equity	97,831	92,137	19,959	15,083	3,158

(1)	We commenced the sale of ethanol in the fourth quarter of 2010 upon acquiring Agri Energy.
(2)	During the second quarter of 2012, we suspended the production of ethanol and commenced initial startup operations for the production of isobutanol.
(3)	We recognized a gain of $17.0 million during 2012 associated with a change in the fair value of the derivatives embedded in our Convertible Notes.

The following table reflects our unaudited summarized quarterly consolidated financial statements for each of the twelve months ended December 31, 2012 and 2011 (in thousands, except per share and unit amounts). This information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except share and per share amounts).

	Quarter
	First	Second	Third	Fourth
2012
Revenue (1)	$14,872	$7,027	$562	$1,924
Gross loss (2)	(138)	(1,483)	(5,517)	(887)
Loss from operations	(18,220)	(15,746)	(24,426)	(13,045)
Net loss (3)	(19,307)	(16,177)	(12,051)	(13,177)
Net loss attributable to Gevo, Inc. common stockholders	(19,307)	(16,177)	(12,051)	(13,177)
Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	$(0.74)	$(0.62)	$(0.31)	$(0.34)
Weighted-average number of common shares outstanding—basic and diluted	26,186,133	26,242,940	38,547,441	39,300,054

	Quarter
	First	Second	Third	Fourth
2011
Revenue	$15,281	$14,533	$17,506	$17,229
Gross margin	88	896	1,274	1,703
Loss from operations	(8,412)	(11,633)	(11,524)	(13,124)
Net loss	(9,283)	(12,466)	(12,305)	(14,160)
Net loss attributable to Gevo, Inc. common stockholders	(10,377)	(12,466)	(12,305)	(14,160)
Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	$(0.76)	$(0.48)	$(0.48)	$(0.54)
Weighted-average number of common shares outstanding—basic and diluted	13,744,337	25,852,185	25,870,060	26,005,744

(1)	During the 2012 second quarter, we suspended the production of ethanol and commenced initial startup operations for the production of isobutanol.
(2)	Gross loss during the 2012 third quarter includes $7.6 million of start-up costs related to isobutanol production
(3)	Net loss during the third and fourth quarters of 2012 includes gains of $15.0 million and $2.0 million, respectively, associated with the change in the fair value of our embedded derivatives.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe that products derived from our isobutanol will be drop-in products, which means that our customers will be able to replace petroleum-based intermediate products with bio-isobutanol-based intermediate products without modification to their equipment or production processes. The final products produced from our bio-isobutanol-based intermediate products will be chemically and visually identical to those produced from petroleum-based intermediate products, except that they will contain carbon from renewable sources. Customer interest in our isobutanol is primarily driven by our production route, which we believe will be cost-efficient, and our isobutanol’s potential to serve as a cost-effective, environmentally sensitive alternative to the petroleum-based intermediate products that they currently use. We believe that at every step of the value chain, renewable products that are chemically identical to the incumbent petrochemical products will have lower market adoption hurdles in contrast with other bio-industrial products because the infrastructure and applications for such products already exist. In addition, we believe that products made from bio-based isobutanol will be subject to less cost volatility than the petroleum-based products in use today based on the historical cost volatility of agricultural feedstocks compared to oil.

In order to produce and sell isobutanol made from renewable sources, we have developed GIFT®, an integrated technology platform for the efficient production and separation of isobutanol. GIFT® consists of two components, proprietary biocatalysts, which convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit, which is designed to continuously separate isobutanol from water during the fermentation process. We developed our technology platform to be compatible with the existing approximately 23 billion gallons per year of global operating ethanol production capacity, as estimated by the Renewable Fuels Association. GIFT® is designed to allow relatively low capital expenditure retrofits of existing ethanol facilities, enabling a rapid route to isobutanol production from the fermentation of renewable feedstocks. We believe that our production route will be cost-efficient and will enable rapid deployment of our technology platform and allow our isobutanol and the products produced from it to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

We expect that the combination of our efficient proprietary technology, our marketing focus on providing drop-in substitutes for incumbent petrochemical products and our relatively low capital investment retrofit approach will mitigate many of the historical issues associated with the commercialization of renewable chemicals and fuels.

In September 2009, Gevo, Inc. formed Gevo Development to develop isobutanol production assets using GIFT®. Gevo Development has a flexible business model and aims to secure access to existing ethanol capacity either through joint venture, licensing arrangements, tolling arrangements or direct acquisition.

Agri-Energy

In September 2010, we acquired the Agri-Energy Facility, a 22 MGPY ethanol production facility in Luverne, Minnesota. The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses corn as a feedstock. In partnership with ICM, we have developed a detailed retrofit design for this facility and began the retrofit in 2011. In May 2012, we commenced initial startup operations for the production of isobutanol at this facility. During initial startup operations we produced approximately 100,000 gallons of bio-based isobutanol for sale and future customer testing. These initial startup operations included production of initial quantities of isobutanol produced at commercial scale, completion of initial commissioning of new equipment and development of operating discipline at commercial scale. In September 2012, as a result of a lower than planned production rate of isobutanol, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates. Factors that contributed to this strategic decision included, among others, that producing isobutanol at startup production rates while working to improve those production rates would result in operating the Agri-Energy Facility at significantly below break-even cash flow level and that we believed that we had generated the necessary information required from our startup operations to work on enhancing our production rates at our testing laboratory in Colorado. We intend to resume isobutanol production at the Agri-Energy Facility in support of future commercial operations once this work has been completed. Based on our progress to date, we anticipate resuming isobutanol production at the Agri-Energy Facility in 2013.

Through December 31, 2012, we have incurred capital costs of approximately $56.1 million on the retrofit of the Agri-Energy Facility. The retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at this facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast strains at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering expenses, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as sales tax on equipment and capitalized interest. We have incurred approximately $21.7 million in capital expenditures associated with these additional design features and other costs. We do not anticipate installing an advanced yeast seed train at each future retrofit site.

Until May 2012, when we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the continued production of ethanol is not our intended business and our future return on invested capital depends on our ability to produce and market isobutanol and products derived from isobutanol, not on continued production and sales of ethanol. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, other than during certain periods while we are working to optimize certain parts of our isobutanol production technology, if we were to project positive cash flows from ethanol operations versus maintaining the facility at idle, including any costs related to the transition, but there is no guarantee that this will be the case. Through the filing of this Annual Report, we have not transitioned back to ethanol production because, based on current ethanol operating conditions, we believe that we would generate greater negative cash flows compared to maintaining the Agri-Energy Facility at idle. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol produced at the Agri-Energy Facility. Accordingly, the historical operating results of our subsidiary, Agri-Energy, and the operating results reported during the retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or Gevo once commercial scale isobutanol production commences at this facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the years ended December 31, 2012, 2011 and 2010, we derived revenue primarily from the sale of ethanol. Substantially all ethanol sold through Agri-Energy from the date of acquisition through December 31, 2012 was sold to C&N, a subsidiary of Mansfield Oil Company, pursuant to an ethanol purchase and marketing agreement. Our revenue also includes the sale of distiller’s grains and other products produced as part of the ethanol production process to third parties.

We also derived revenue from our grant and research and development programs. Our grant, research and development program and other revenue primarily consists of the following: (i) revenues relating to government research grants; (ii) revenues relating to cooperative agreements; (ii) research services; (iii) sale of inventory assets; and (iv) the procurement of our products for purposes of certification and testing.

Cost of Goods Sold and Gross (Loss) Margin

Our cost of goods sold includes costs incurred in conjunction with the initial startup operations for the production of isobutanol at the Agri-Energy Facility and costs directly associated with our ethanol production process such as costs for direct materials, direct labor and certain plant overhead costs. Direct materials consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Plant overhead costs primarily consist of plant utilities and plant depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. We purchase natural gas to power steam generation in the ethanol production process and to dry the distiller’s grains. We enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold also includes gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts. See the discussion of accounting for derivatives below under the heading “Critical Accounting Policies and Estimates.”

Our gross (loss) margin is defined as our total revenues less our cost of goods sold.

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

We also record selling, general and administrative expenses for the operations of the Agri-Energy Facility that include administrative and oversight, certain personnel-related expenses, insurance and other operating expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.

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

Accounting for Convertible Debt and Embedded Derivatives

In July 2012, we sold $45.0 million in aggregate principal amount of Convertible Notes. Terms of the Convertible Notes, include, among others: (i) rights to convert into shares of our common stock, including upon a Fundamental Change; and (ii) a Coupon Make-Whole Payment in the event of a conversion by the holders of the Convertible Notes on or after January 1, 2013 but prior to July 1, 2017. We have determined that these specific terms are considered to be embedded derivatives in accordance with U.S. GAAP. U.S. GAAP requires embedded derivatives be separated from the host contract, the Convertible Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. We have concluded that the embedded derivatives within the Convertible Notes meet these criteria and, as such, must be valued separate and apart from the Convertible Notes and recorded at fair value each reporting period.

For purposes of accounting and financial reporting, we combine these embedded derivatives and value them together as one unit of accounting. At each reporting period, we record these embedded derivatives at fair value which is included as a component of the Convertible Notes on our consolidated balance sheets.

We have used a binomial lattice model in order to estimate the fair value of the embedded derivative in the Convertible Notes. A binomial lattice model generates two probable outcomes — one up and another down —arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the Convertible Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value; or (ii) the Convertible Notes will be called if the holding value is greater than both (a) the Redemption Price (as defined in the Indenture) and (b) the conversion value plus the Coupon Make-Whole Payment at the time. If the Convertible Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the Redemption Price and (2) converting the Convertible Notes.

Using this lattice, we valued the embedded derivatives using the “with-and-without method,” where the value of the Convertible Notes including the embedded derivatives is defined as the “with,” and the value of the Convertible Notes excluding the embedded derivatives is defined as the “without.” This method estimates the value of the embedded derivatives by looking at the difference in the values between the Convertible Notes with the embedded derivatives and the value of the Convertible Notes without the embedded derivatives.

The lattice model requires the following inputs: (i) price of our common stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

The following table sets forth the inputs to the lattice model used to value the embedded derivative.

	December 31, 2012	Issuance Date
Stock price	$1.54	$4.95
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	1.68%	1.62%
Estimated stock volatility	79%	72%
Estimated credit spread	37%	30%

The following table sets forth the value of the Convertible Notes with and without the embedded derivatives, and the fair value of the embedded derivatives as of the issuance date and December 31, 2012 (in thousands).

	December 31, 2012	Issuance Date
Fair value of Convertible Notes:
With the embedded derivatives	$26,000	$45,000
Without the embedded derivatives	15,000	17,000

Estimated fair value of the embedded derivatives	$11,000	$28,000

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in the estimated credit spread for the Company results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our common stock results in a decrease in the estimated fair value of the embedded derivatives. From the date the Convertible Notes were issued through December 31, 2012, we observed a significant decline in the market price of our common stock which resulted in a $17.0 million decline in the estimated fair value of our embedded derivatives from issuance through December 31, 2012.

Impairment of Property, Plant and Equipment

Our property, plant and equipment consist primarily of assets associated with the acquisition and retrofit of the Agri-Energy Facility. We assess impairment of property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate, legal or regulatory factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

We evaluated our Agri-Energy Facility for impairment as of December 31, 2012 primarily due to the loss from operations and negative cash flows generated at Agri-Energy during the year ended December 31, 2012 and the strategic decision to pause isobutanol production in September 2012. This evaluation included comparing the carrying amount of the acquisition and retrofit of the Agri-Energy Facility to the estimated undiscounted future cash flows at the Agri-Energy Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

•	sales price of isobutanol and by-products such as dried distiller grains;

•	purchase price of corn;

•	production levels of isobutanol; and

•	costs to produce isobutanol.

Factors which can impact these assumptions include, but are not limited to;

•	effectiveness of yeast growth to produce isobutanol;

•	demand for isobutanol and oil prices; and

•	harvest levels of corn.

Based upon our evaluation at December 31, 2012, we concluded that the estimated undiscounted future cash flows from Agri-Energy exceeded the carrying value of the Agri-Energy Facility and, as such, these assets were not impaired. Although our cash flow forecasts are based on assumptions that are consistent with our planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, we may make changes to our business plan that could result in changes to the expected cash flows. As a result, it is possible that a long- lived asset may be impaired in future reporting periods.

Stock-Based Compensation

Our stock-based compensation expense includes expenses associated with stock-based awards granted to employees, board members, non-employees and expenses associated with our employee stock purchase plan (“ESPP”). The estimated fair value of stock options and ESPP awards is determined on the date of grant and recorded to expense over the requisite service period, generally the vesting period. We estimate the fair value of stock option awards using the Black-Scholes option-pricing model which requires judgments to be made, including estimating: (i) the expected life of an award; (ii) stock price volatility; and (iii) prior to our initial public offering in February 2011, estimating the fair value of our common stock.

The Black-Scholes option-pricing model calculates the estimated fair value of stock options using the following inputs: (i) expected stock option life; (ii) expected volatility; (iii) risk-free interest rate; (iv) expected dividend yield rate; (v) exercise price; and (vi) closing price of our common stock on the date of grant.

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

Following consummation of the Agri-Energy acquisition on September 22, 2010, we recorded revenue from the sale of ethanol and related products through commencement of startup isobutanol production in May 2012. We have not shipped significant quantities of ethanol and related products since May 2012. We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable; and collectability is reasonably assured. Ethanol and related products are generally shipped free on board shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability between us and our customers. In accordance with our agreements for the marketing and sale of ethanol and related products, commissions due to marketers were deducted from the gross sales price at the time payment was remitted. Ethanol and related products sales were recorded net of commissions.

Revenue related to our government research grants and cooperative agreements is recognized in the period during which the related costs are incurred or over the contract period, provided that the conditions under the awards have been met and only perfunctory obligations are outstanding.

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

We enter into forward purchase contracts for corn to be used in the production of ethanol. During 2011, we used the “normal purchases and normal sales scope exception” guidance of U.S. GAAP for our forward purchase contracts and, as a result, they were not recorded at fair value during 2011. To qualify for the normal purchases and normal sales scope exception, a contract must be appropriately designated and must provide for the purchase or sale of physical commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. Prior to January 1, 2011 and for new contracts entered into beginning January 1, 2012, we did not apply the “normal purchases and normal sale scope exception” to our forward purchase contracts and, as a result, we began to record forward purchase contracts at fair value. Changes in fair value associated with our forward purchase contracts have been included as a component of cost of goods sold in our consolidated statements of operations.

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

Result of Operations

Comparison of the years ended December 31, 2012 and 2011 (in thousands)

	Years Ended December 31,		Change
	2012	2011	Amount	Percent
Revenue and cost of goods sold
Ethanol sales and related products, net	$19,908	$63,742	$(43,834)	-69%
Grant revenue, research and development program revenue and other revenue	4,477	807	3,670	455%

Total revenues	24,385	64,549	(40,164)	-62%
Cost of goods sold	32,410	60,588	(28,178)	-47%

Gross (loss) margin	(8,025)	3,961	(11,986)	-303%

Operating expenses
Research and development	19,431	19,753	(322)	-2%
Selling, general and administrative	43,981	28,890	15,091	52%
Other operating expenses	—	11	(11)	-100%

Total operating expenses	63,412	48,654	14,758	30%

Loss from operations	(71,437)	(44,693)	(26,744)	60%

Other income (expense)
Interest expense	(6,338)	(3,577)	(2,761)	77%
Gain from change in fair value of embedded derivatives	17,000	—	17,000	N/M
Other income	63	56	7	13%

Total other income (expense)	10,725	(3,521)	14,246	N/M

Net loss	(60,712)	(48,214)	(12,498)	26%
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	—	(1,094)	1,094	-100%

Net loss attributable to Gevo, Inc. common stockholders	$(60,712)	$(49,308)	$(11,404)	23%

N/M—Not Meaningful

Ethanol sales and related products, net. During fiscal year 2011, our Agri-Energy Facility produced and shipped ethanol and related products for the full year but, during fiscal year 2012, the facility produced and shipped ethanol and related products only during the period from January 2012 through May 2012. The decrease in ethanol sales and related products was due to our commencement of initial start-up production of isobutanol at the Agri-Energy Facility in May 2012.

Grant revenue, research and development program revenue and other revenue. The increase in grant revenue primarily resulted from agreements with the USAF and the U.S. Department of Agriculture that generated $2.1 million in revenue during 2012 compared with $0.7 million during 2011 as these contracts were either in place for the entire 2012 period or new to 2012. We also had an increase in revenue associated with our research and development contract with Coca-Cola which we entered into during the fourth quarter of 2011 and had other revenue in 2012 associated with the proceeds from sales of our corn inventory during the fourth quarter of 2012.

Cost of goods sold. Our cost of goods sold during the year ended December 31, 2012 primarily resulted from $22.0 million of costs related to the production of ethanol and distiller’s grains. We also incurred $6.6 million of start-up costs related to isobutanol production at our Agri-Energy Facility. During the year ended December 31, 2011, our cost of goods sold related primarily to the production of ethanol and distiller’s grains.

Research and development. Research and development expense decreased approximately $0.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Contributing to this decrease were the following: (i) a $2.0 million decrease in laboratory costs and other costs associated with the construction of a hydrocarbon demonstration facility on the South Hampton Resources. site during the year ended December 31, 2011, costs which were not repeated in 2012; and (ii) a $1.4 million decline in depreciation expense. These items were partially offset by an increase of $2.6 million in salary and compensation-related expenses, including stock-based compensation, and an increase of $0.5 million in travel-related expenses. These increases primarily resulted from our increased headcount and travel in support of initial startup operations for the production of isobutanol and testing activities at our Agri-Energy Facility.

Selling, general and administrative. The increase in selling, general and administrative expenses during the year ended December 31, 2012 primarily resulted from the following increases: (i) $12.0 million in legal-related expenses primarily attributable to our ongoing litigation with Butamax; (ii) $1.7 million in salary and compensation-related expenses primarily resulting from severance payments due to the departure of four of our Executive Vice Presidents; and (iii) $1.1 million in stock-based compensation expenses primarily due to the accelerated vesting of certain equity awards upon the departure of three of our Executive Vice Presidents in accordance with the terms of their respective employment agreements.

Interest expense. Interest expense increased during the year ended December 31, 2012 primarily as a result of the following: (i) $2.0 million in accrued interest and amortization of debt discounts and issue costs associated with our offering of Convertible Notes completed in July 2012; and (ii) increases in cash and non-cash interest expenses primarily related to our debt with TriplePoint as a result of additional borrowing for the retrofit of the Agri-Energy Facility in October 2011 and January 2012.

Change in fair value of embedded derivatives. During the year ended December 31, 2012, we reported a $17.0 million gain associated with the decrease in the fair value of derivatives embedded in our Convertible Notes. As more fully described above under the heading “Critical Accounting Policies and Estimates–Accounting for Convertible Debt and Embedded Derivatives,” the decrease in the fair value of the embedded derivatives primarily resulted from a decline in the price of our common stock between the date that the Convertible Notes were issued and December 31, 2012.

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock. We incurred a deemed dividend—amortization of beneficial conversion feature on our Series D-1 preferred stock of $1.1 million during the year ended December 31, 2011 related to the issuances of our Series D-1 preferred stock between March and May of 2010. Upon the closing of our initial public offering on February 14, 2011, all outstanding shares of our preferred stock, including our Series D-1 preferred stock, were automatically converted into shares of common stock. Following the closing of our initial public offering, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock has been recorded.

Comparison of years ended December 31, 2011 and 2010 (in thousands)

	Years Ended December 31,		Change
	2011	2010	Amount	Percent
Revenue and cost of goods sold
Ethanol sales and related products, net	$63,742	$14,765	$48,977	332%
Grant revenue, research and development program revenue and other revenue	807	1,631	(824)	-51%

Total revenues	64,549	16,396	48,153	294%
Cost of goods sold	60,588	13,446	47,142	351%

Gross margin	3,961	2,950	1,011	34%

Operating expenses
Research and development	19,753	14,820	4,933	33%
Selling, general and administrative	28,890	23,643	5,247	22%
Other operating expenses	11	—	11	N/M

Total operating expenses	48,654	38,463	10,191	26%

Loss from operations	(44,693)	(35,513)	(9,180)	26%

Other income (expense)
Interest expense	(3,577)	(2,374)	(1,203)	51%
Other income	85	108	(23)	-21%
Change in fair value of warrant liabilities	(29)	(2,333)	2,304	-99%

Total other income (expense)	(3,521)	(4,599)	1,078	-23%

Net loss	(48,214)	(40,112)	(8,102)	20%
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	(1,094)	(2,778)	1,684	-61%

Net loss attributable to Gevo, Inc. common stockholders	$(49,308)	$(42,890)	$(6,418)	15%

N/M—Not Meaningful

Ethanol sales and related products, net. The increase in ethanol sales and related products during the year ended December 31, 2011 is due to our acquisition of Agri-Energy on September 22, 2010.

Grant revenue and research and development program revenue. The decrease in grant and research and development program revenue primarily relates to a grant award from the U.S. Department of Energy that ended in August 2010.

Cost of goods sold. The increase in cost of goods sold relates to our acquisition of Agri-Energy. Prior to our acquisition of Agri-Energy, we did not incur or report cost of goods sold.

Research and development. The increase in research and development expense during the year ended December 31, 2011 was primarily driven by the following increases: (i) $3.2 million in operating expenses at our demonstration facilities and for laboratory supplies and services used in our development efforts; (ii) $2.4 million in salary and compensation-related expenses, including $1.0 million in stock-based compensation; and (iii) $0.4 million associated with consulting, contractor and outside service provider expenses. These items were partially offset by achievement of a research milestone under our licensing agreement with Cargill, for which we recorded $1.6 million in expense during the year ended December 31, 2010 and did not have an offsetting expense in 2011.

Selling, general and administrative. The increase in selling, general and administrative expense during the year ended December 31, 2011 was primarily driven by the following increases: (i) $3.0 million in salary and compensation-related expenses and relocation and recruiting expenses; (ii) $2.9 million in litigation-related costs; (iii) $1.8 million in increased legal, accounting, tax and public company filing and related fees; (iv) $1.0 million in public relations and corporate development costs; (v) $0.6 million in business development consultant costs; and (vi) $0.3 million in administrative costs for Agri-Energy. These items were partially offset by a decrease in stock-based compensation of $3.9 million and a decrease of $0.7 million in management fees paid to CDP.

Selling, general and administrative expense included stock-based compensation expense of $6.7 million and $10.6 million for the years ended December 31, 2011 and 2010, respectively. Included in stock-based compensation expense for the year ended December 31, 2011, is $3.5 million related to the warrant issued to CDP whereby we recognized stock-based compensation based on the fair value of the warrant on September 22, 2010. We valued the warrant at $14.0 million on September 22, 2010, and recognized 50% of this amount as stock-based compensation on September 22, 2010. Included in stock-based compensation expense for year ended December 31, 2010, is $7.9 million related to the warrant issued to CDP.

Interest expense. Interest expense increased during the year ended December 31, 2011 due to the incurrence of additional debt in the third quarter of 2010 and the fourth quarter of 2011, higher interest rates on our secured long-term debt facility and higher amortization of debt discounts and debt issue costs related to our debt with Lighthouse Capital Partners V, L.P. (“Lighthouse”) and TriplePoint.

Change in fair value of warrant liabilities. The decrease in change in fair value of warrant liabilities during the year ended December 31, 2011 related to the change in the fair value of our preferred stock warrants and the conversion of these warrants to common stock warrants upon the closing of our initial public offering on February 14, 2011. The preferred stock warrants were recorded as derivatives and recognized in our consolidated balance sheet as a liability through the closing date of our initial public offering. Upon the closing of our initial public offering and the conversion of the underlying preferred stock to common stock, all outstanding warrants to purchase shares of preferred stock converted into warrants to purchase shares of our common stock and were no longer considered to be derivatives.

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock. The decrease in deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock during the year ended December 31, 2011 related to our issuance of Series D-1 preferred stock between March and May of 2010. Following the closing of our initial public offering on February 14, 2011, no additional amortization of the beneficial conversion feature relating to our Series D-1 preferred stock has been recorded.

Liquidity and Capital Resources

From inception to December 31, 2012, we have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at December 31, 2012 totaled $66.7 million which is primarily being used for the following: (1) operating activities at our Agri-Energy Facility; (2) operating activities at our corporate headquarters in Colorado, including research and development work; (3) capital improvements primarily associated with our Agri-Energy Facility; (4) litigation defense costs associated with the ongoing litigation with Butamax; and (5) repayment of debt obligations. Based on our current plans, we anticipate capital expenditures necessary to complete the retrofit of the Agri-Energy Facility will be significantly lower than the capital expenditures of $49.5 million incurred in fiscal year 2012 for this project. We believe that actions taken during 2012 to reduce ongoing litigation expenses and other operating expenses will reduce 2013 operating expenses from fiscal year 2012 levels. We also have the ability to further limit some cash spend associated with the foregoing activities, including limiting the usage of cash associated with research and development activities or delaying the timing of capital improvements, based on then-current facts and circumstances. Notwithstanding our ability to further reduce our monthly cash usage, based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents on hand at December 31, 2012, will provide sufficient funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

In 2014, if we exceed our planned capital expenditures as part of optimizing specific parts of our isobutanol production technology at the Agri-Energy Facility, or other cost estimates to prepare for commercial production of isobutanol or derivative products of isobutanol or we exceed our estimates for ongoing litigation and other operating expenses, we may need to raise additional capital. Depending on the timing and amounts of expected future cash flow requirements, we expect we will be required to raise such additional capital in 2014. Finally, based on current estimates, additional financing will be required for us to finance the retrofit of additional production capacity to isobutanol production, including further expansion of our Agri-Energy Facility. There are no assurances that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flow from operations.

As of December 31, 2012, our cash and cash equivalents totaled $66.7 million. In July 2012, we issued: (i) 12.5 million shares of common stock at an offering price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of Convertible Notes, in each case in a firm commitment underwritten public offering (the “Equity Offering” and the “Note Offering,” respectively, and together, the “Offerings”). We received proceeds from the Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement.

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

The timing of possible future joint ventures, including our joint venture with Redfield, licensing arrangements, tolling arrangements or acquisitions involving ethanol plant assets for retrofit to isobutanol production are subject to our raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. Successful completion of our research and development program and the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

Additionally, our future results of operations and cash flows will be impacted as a result of our ongoing litigation with Butamax. Our ongoing involvement in litigation with Butamax could cause us to spend significant amounts of money and negative decisions by courts associated with pending litigation could also negatively impact our future results of operations and cash flows. Specifically, negative decisions by the courts could force us to do one or more of the following:

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

The trial for the earliest-filed claim in the Butamax litigation is currently scheduled for April and August 2013 and additional trials are currently scheduled for July 2014. We expect to continue to incur significant costs through the foregoing trial dates. For a summary of our ongoing litigation with Butamax, see the disclosure under the heading “Legal Matters” in Part II, Item 1 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part II, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash used in operating activities	$(68,058)	$(33,611)	$(20,896)
Net cash used in investing activities	(53,039)	(8,033)	(25,702)
Net cash provided by financing activities	93,616	120,595	40,632

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements, costs for licensing of technology, legal-related costs and expenses for start-up operations for the production of isobutanol at the Agri-Energy Facility and for the operation of our demonstration production facilities.

During the year ended December 31, 2012, we used $68.1 million from operating activities resulting from a net loss of $64.2 million, excluding the impact of $3.4 million in gains from non-cash transactions and $3.9 million primarily associated with changes in working capital. We used $2.8 million to increase our inventory balance at December 31, 2012 as compared with 2011. The increase in inventory was primarily driven by the purchase of corn during 2012 in anticipation of recommencing the production of ethanol at the Agri-Energy Facility in the fourth quarter. We also used $2.8 million to reduce our accounts payable and accrued liabilities, primarily associated with payables for corn at December 31, 2011 that were paid for during the first quarter of 2012. Further, our accounts receivable balance was reduced by $2.2 million due to the collection of receivables, primarily resulting from sales of ethanol during the fourth quarter of 2011 that were collected in 2012. We did not have any sales of ethanol or related products in the fourth quarter of 2012, following the commencement of isobutanol startup activities in the second quarter of 2012 and our decision to pause those operations in the third quarter of 2012.

Cash used in operating activities of $33.6 million in 2011 reflected our net loss of $48.2 million partially offset by changes in operating assets and liabilities of $2.1 million and non-cash charges totaling $12.5 million. Non-cash charges primarily included stock-based compensation of $6.8 million, depreciation and amortization of $4.6 million, non-cash interest expense and amortization of debt discounts of $0.9 million, and loss from change in derivatives of $0.1 million. The net source of cash from our operating assets and liabilities of $2.1 million primarily reflected an increase in accounts payable and accrued expenses, including amounts payable to ICM for work performed on the retrofit of the Agri-Energy Facility.

Cash used in operating activities of $20.9 million in 2010 reflected our net loss of $40.1 million, partially offset by non-cash charges totaling $16.2 million and changes in operating assets and liabilities of $3.0 million. Non-cash charges included depreciation and amortization of $3.2 million, stock-based compensation of $10.5 million, loss from change in fair value of warrant liabilities of $2.3 million, and non-cash interest expense and amortization of debt discounts of $0.8 million, which were offset by a gain in derivative assets of $0.6 million. The net source of cash from our operating assets and liabilities of $2.9 million primarily reflected accrued milestone payments under our Cargill license agreement that were payable in 2011 and 2012, an increase in the corn payable account at Agri-Energy and amounts accrued for deferred offering costs and work performed by ICM.

Investing Activities

During the year ended December 31, 2012, we used $53.0 million in cash from investing activities primarily due to the following: (i) $49.5 million associated with the retrofit of the Agri-Energy Facility to isobutanol production; (ii) $2.9 million for the acquisition of property and laboratory equipment; and (iii) $0.6 million for the purchase of patents and for planning work associated with the planned retrofit of the Redfield Energy LLC facility (the “Redfield Energy LLC”).

In 2011, cash used in investing activities included $8.0 million for capital expenditures, including $6.3 million related to the retrofit of the Agri-Energy Facility.

In 2010, cash used in investing activities included $0.8 million for capital expenditures and $24.9 million related to the purchase and acquisition of Agri-Energy (aggregate cash purchase price of $25.5 million less cash acquired of $0.6 million).

Financing Activities

During the year ended December 31, 2012, we generated $93.6 million in cash from financing activities primarily resulting from the following: (i) $98.4 million associated with the Offerings, net of issue costs and discounts; (ii) $4.9 million borrowed under the amended and restated loan and security agreement, dated October 20, 2011, by and between Agri-Energy and TriplePoint (the “Amended Agri-Energy Loan Agreement”), net of issue costs; and (iii) $0.9 million from the exercise of stock options. Partially offsetting these sources of cash was $10.4 million in principal payments on our secured debt with TriplePoint and Lighthouse Capital Partners V, L.P. (“Lighthouse”). During the year ended December 31, 2012, we paid Lighthouse $1.2 million as payment in full of all amounts outstanding to Lighthouse and we paid TriplePoint $5.4 million from the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement.

In 2011, cash provided by financing activities was $120.6 million, primarily due to the net proceeds from our initial public offering and borrowings from TriplePoint of $10.0 million. These items were partially offset by $1.9 million in principal repayments on our debt with Lighthouse.

In 2010, cash provided by financing activities was $40.6 million, primarily due to the net proceeds of $31.4 million from the sale of Series D-1 preferred stock, borrowings from TriplePoint of $17.5 million, and proceeds from the exercise of a preferred stock warrant of $0.6 million. These items were partially offset by $5.0 million of principal payments under our debt agreement with Lighthouse and $3.6 million in debt and equity offering costs.

Stock Repurchase Program

On January 2, 2013, our board of directors approved a stock repurchase program which authorizes us to repurchase up to $15.0 million of our common stock over a one-year period. Repurchases under the stock repurchase program, if any, would be funded with cash and cash equivalents on hand. Under the program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases, privately negotiated transactions or block transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, subject to market conditions and other factors.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility which we are currently retrofitting to produce isobutanol. As of December 31, 2012, we have incurred capital costs of approximately $56.1 million on the retrofit of the Agri-Energy Facility. The retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as sales tax on equipment and capitalized interest. We have incurred approximately $21.7 million in capital expenditures associated with these additional design features and other costs. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. During initial startup operations we produced approximately 100,000 gallons of bio-based isobutanol for future sale and customer testing. In September 2012, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates. We intend to resume isobutanol production at the Agri-Energy Facility in support of future commercial operations once this work has been completed. Based on our progress to date we anticipate resuming isobutanol production at the Agri-Energy Facility in 2013.

Redfield Energy, LLC

On June 15, 2011, we entered into the Joint Venture Documents with Redfield. Under the terms of the Joint Venture Documents, we have agreed to work with Redfield toward the retrofit of the Redfield Facility, an approximately 50 MGPY ethanol production facility located near Redfield, South Dakota for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G Units to our wholly-owned subsidiary, Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate consolidating Redfield’s operations because we anticipate we will control the activities that are most significant to the entity.

We will be responsible for all costs associated with the retrofit of the Redfield Facility. Redfield will remain responsible for certain expenses incurred by the facility including certain repair and maintenance expenses and any costs necessary to ensure that the facility is in compliance with applicable environmental laws. We anticipate that the Redfield Facility will continue its current ethanol production activities during much of the retrofit. Following installation of the retrofit assets, the ethanol production operations will be suspended to begin the Performance Testing Phase. During the Performance Testing Phase, we will be entitled to receive all revenue generated by the Redfield Facility and will make the Facility Payments to Redfield to cover the costs incurred by Redfield to operate the facility plus the profits, if any, that Redfield would have received if the facility had been producing ethanol during that period. We have also agreed to maintain an escrow fund during the Performance Testing Phase as security for our obligation to make the Facility Payments.

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

We have begun the project engineering and permitting process of the retrofit of the Redfield Facility. As of December 31, 2012, we have incurred $0.4 million in planning-related costs for the future retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the retrofit of the Redfield Facility.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. As of December 2012, we had not completed milestone number four. Accordingly, we have agreed to pay a $0.5 million license fee which satisfies the terms of milestone number four under the agreement. This fee was settled in March 2013 through the issuance of 250,000 shares of our common stock. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of December 31, 2012 and no amount has been recorded as a liability for these milestones. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under this agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

On July 29, 2011, we entered into an international off-take and distribution agreement with Sasol to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon our first commercial sale of high-purity isobutanol under the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay us applicable shortfall fees and we are obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of December 31, 2012.

Toray Industries, Inc.

In June 2011, we announced that we had successfully produced fully renewable and recyclable PET in cooperation with Toray Industries. Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make PX from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. On June 1, 2012, we entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we will use for the design, construction and/or operation of a pilot plant. We anticipate producing bio-based PX at the pilot plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. In the event we are unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by December 31, 2013, we will be required to refund the $1.0 million by January 31, 2014. Any excess bio-PX that is produced can be sold to other parties.

Convertible Notes

In July 2012, we sold $45.0 million in aggregate principal amount of Convertible Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013. The Convertible Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted.

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

If a holder elects to convert its Convertible Notes after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (i) eight semi-annual interest payments; or (ii) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. Subsequent to December 31, 2012 and through March 22, 2013, certain holders of our Convertible Notes elected to convert bonds totaling $9.2 million, reducing the Convertible Notes principal balance to $35.8 million. Upon conversion, the Convertible Note holders received 1,617,910 shares of our common stock as payment of principal of $9.2 million and, pursuant to the terms of the Indenture, such holders also received 1,540,451 shares of our common stock in settlement of Coupon Make-Whole Payments of $2.6 million.

If a Make-Whole Fundamental Change occurs and a holder elects to convert its Convertible Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 202.0202 per $1,000 principal amount of Convertible Notes.

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

We have a provisional redemption right (“Provisional Redemption”), at our option, to redeem all or any part of the Convertible Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the Conversion Price in effect on such trading day. On or after July 1, 2017, we have an optional redemption right (“Optional Redemption”), at our option to redeem, all or any part of the Convertible Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of Convertible Notes plus any accrued and unpaid interest through the repurchase date.

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

Secured Long-Term Debt

Lighthouse Loan and Security Agreement. As of December 31, 2012, we have repaid all outstanding amounts under our loan and security agreement with Lighthouse.

Gevo Loan Agreement. In August 2010, concurrent with the execution of the agreement to acquire Agri-Energy, Gevo, Inc. entered into the Gevo Loan Agreement with TriplePoint, pursuant to which we borrowed $5.0 million. Under the terms of each of (i) the Gevo Loan Agreement and (ii) Gevo, Inc.’s guarantee of Agri-Energy’s obligations under the Original Agri-Energy Loan Agreement described below, we are prohibited from granting a security interest in our intellectual property assets to any other entity until both TriplePoint loans are paid in full. In July 2012, we used $5.4 million of the proceeds from the Convertible Note offering that was completed in July 2012 to pay in full, all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

Original Agri-Energy Loan Agreement. In August 2010, Gevo Development borrowed $12.5 million from TriplePoint to finance its acquisition of Agri-Energy. In September 2010, upon completion of the acquisition, the Original Agri-Energy Loan Agreement was amended to make Agri-Energy the borrower under the facility. The Original Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The aggregate amount outstanding under the Original Agri-Energy Loan Agreement bears interest at a rate equal to 13% and is subject to an end-of-term payment equal to 8% of the amount borrowed. The loan is secured by the equity interests of Agri-Energy held by Gevo Development and substantially all the assets of Agri-Energy. The loan matures on September 1, 2014. The loan is guaranteed by Gevo, Inc. pursuant to a continuing guaranty executed by Gevo, Inc. in favor of TriplePoint, which is secured by substantially all of the assets of Gevo, Inc., other than its intellectual property.

Amended Agri-Energy Loan Agreement. In October 2011, Agri-Energy entered into the Amended Agri-Energy Loan Agreement with TriplePoint which amends and restates the Original Agri-Energy Loan Agreement. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The Amended Agri-Energy Loan Agreement provides Agri-Energy with additional term loan facilities of up to $15.0 million (which amount is in addition to the Existing Loan, which is a $12.5 million term loan provided under the Original Agri-Energy Loan Agreement, which Existing Loan remains in place under the Amended Agri-Energy Loan Agreement), the proceeds of which were used to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. The aggregate amount outstanding under the New Loan bears interest at a rate of 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement. The October 2011 Loan matures on October 31, 2015. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement, bringing the total borrowed under the New Loan to $15.0 million. The January 2012 Loan matures on December 31, 2015. At December 31, 2012, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

The Amended Agri-Energy Loan Agreement provides that Agri-Energy will secure all of its obligations under the Amended Agri-Energy Loan Agreement and any other loan documents by granting to TriplePoint a security interest in and lien upon all or substantially all of its assets. Gevo, Inc. has guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to the Gevo Security Agreement with TriplePoint, which secures its guarantee of Agri-Energy’s obligations (including up to $32.5 million in term loans) under the Amended Agri-Energy Loan Agreement.

As of December 31, 2012, we have made $9.2 million in principal payments due under the foregoing loan agreements with TriplePoint, including $5.4 million which was repaid upon the closing of the offering of the Convertible Note offering on July 5, 2012. Payments of outstanding principal under our loan agreements with TriplePoint began during the third quarter of 2012.

June Amendments. In June 2012, Gevo, Inc. entered into (i) the Security Agreement Amendment and (ii) the Gevo Loan Amendment. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri Energy Loan Agreement.

These amendments, among other things: (i) permitted the issuance of the Company’s Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) add as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) add a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement; and (vi) add a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2012 (in thousands).

	Less than 1 year	1-3 years	3-5 years	5+ Years	Total
Principal debt payments (1)	$9,369	$15,799	$430	$45,000	$70,598
Interest payments on debt (2)	5,518	8,100	6,751	15,188	35,557
Operating leases (3)	1,567	3,150	2,387	1,599	8,703
Cargill License (4)	500	—	—	—	500
Software license agreement (5)	148	310	329	—	787
Base fee due to South Hampton Resources, Inc. (6)	88	—	—	—	88

Total	$17,190	$27,359	$9,897	$61,787	$116,233

(1)	Principal debt payments include amounts due to TriplePoint under the Amended Agri-Energy Loan Agreement and $45.0 million of Convertible Notes issued in July 2012. Subsequent to December 31, 2012 and through March 22, 2013, we issued 1,617,910 shares of our common stock in order to settle $9.2 million in principal amount of Convertible Notes in accordance with the conversion rights of holders of the Convertible Notes.

(2)	Interest payments due to TriplePoint under the Amended Agri-Energy Loan Agreement and to holders of the Convertible Notes. Subsequent to December 31, 2012 and through March 22, 2013, upon conversion of $9.2 million in principal amount of Convertible Notes, pursuant to the terms of the Indenture, Convertible Note holders received 1,540,451 shares of our common stock in settlement of Coupon Make-Whole Payments of $2.6 million.

(3)	Commitments for operating leases primarily relate to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	We have agreed to pay a $0.5 million license fee which satisfies the terms of milestone number four under an agreement with Cargill. This fee was settled in March through the issuance of 250,000 shares of our common stock.
(5)	Amounts due under a software license agreement with a five year term.
(6)	In accordance with our pilot plant processing agreement with South Hampton Resources, Inc. we are obligated to pay $12,500 per month for the remainder of the initial term of the agreement which ends in July 2013.

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

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our consolidated financial statements for a discussion of recent accounting pronouncements, if any.

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

We attempt to reduce the market risk associated with fluctuations in the price of corn by employing a variety of risk management and economic hedging strategies. Strategies include the use of forward purchase contracts and exchange-traded futures contracts. Our exchange-traded futures contracts for corn are recorded as a derivative asset or liability on our consolidated balance sheets at fair value. Changes in the fair value during a reporting period are recognized as cost of goods sold in our consolidated statements of operations.

Equity Price Risk

As of December 31, 2012, we had $45.0 million in principal amount of Convertible Notes due July 1, 2022. We are subject to equity price risk related to the Coupon Make-Whole Payment feature of this debt. If a holder elects to convert its Convertible Notes after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (i) eight semi-annual interest payments; or (ii) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. Accordingly, based upon the number of semi-annual interest payments currently due upon a conversion, at a $2.50 weighted average daily volume common stock price, if we elected to settle the Coupon Make-Whole Payment component of a conversion, we would be required to issue 127,528 shares to settle the Coupon Make-Whole Payment upon conversion of $1.0 million principal amount of Convertible Notes. With a $0.50 decline or increase in the weighted average daily volume common stock price, we would have to issue 159,410 or 106,273 shares of common stock, respectively to settle the same Coupon Make-Whole Payment.

The Convertible Notes provide terms that are considered to be embedded derivatives, including the Coupon Make-Whole Payment (see Note 8). On a quarterly basis, we are required to record these embedded derivatives at fair value with the changes being recorded as a component of our consolidated statement of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivatives. Refer to “Critical Accounting Policies and Estimates” included in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an additional discussion on the impact on our results of operations associated with our embedded derivatives.

Interest Rate Risk

We had cash and cash equivalents totaling $66.7 million at December 31, 2012. These amounts were invested primarily in demand deposit checking and savings accounts and are held for working capital purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations and we do not enter into investments for trading or speculative purposes. Accordingly, we believe we do not have material exposure to changes in fair value as a result of changes in interest rates.

The terms of our TriplePoint long-term debt facility and our Convertible Notes provide for fixed rates of interest, and are therefore not subject to fluctuations in market interest rates.

Item 8.	Financial Statements and Supplementary Data

Index to Gevo, Inc. Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	98
Consolidated Balance Sheets—As of December 31, 2012 and 2011	99
Consolidated Statements of Operations—For the years ended December 31, 2012, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to December 31, 2012	100
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2012, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to December 31, 2012	101
Consolidated Statements of Cash Flows—For the years ended December 31, 2012, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to December 31, 2012	105
Notes to Consolidated Financial Statements	107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gevo, Inc.

Englewood, CO

We have audited the accompanying consolidated balance sheets of Gevo, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and for the period from June 9, 2005 (date of incorporation) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gevo, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, and for the period from June 9, 2005 (date of incorporation) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 25, 2013

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$66,744	$94,225
Accounts receivable	698	2,938
Inventories	6,659	3,814
Prepaid expenses and other current assets	1,508	1,757
Derivative assets	271	—

Total current assets	75,880	102,734
Property, plant and equipment, net	77,093	28,777
Debt issue costs, net	1,736	1,017
Deposits and other assets	1,402	502

Total assets	$156,111	$133,030

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$8,244	$12,440
Current portion of secured debt, net of $856 and $969 discount at December 31, 2012 and 2011, respectively	8,513	3,491
Derivative liabilities	12	186

Total current liabilities [1]	16,769	16,117
Long-term portion of secured debt, net of $784 and $1,504 discount at December 31, 2012 and 2011, respectively	15,445	24,752
Convertible notes, net of $17,000 change in fair value of embedded derivative and net of $2,446 discount	25,554	—
Other long-term liabilities	512	24

Total liabilities	58,280	40,893

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value per share; 100,000,000 authorized; 39,606,668 and 26,382,058 shares issued and outstanding at December 31, 2012 and 2011, respectively	396	264
Additional paid-in capital	292,782	226,508
Deficit accumulated during development stage	(195,347)	(134,635)

Total stockholders’ equity	97,831	92,137

Total liabilities and stockholders’ equity	$156,111	$133,030

(1)	Liabilities of Gevo, Inc.’s consolidated subsidiaries for which creditors do not have recourse to the general credit of Gevo, Inc. were $0.1 million and $4.5 million at December 31, 2012 and 2011, respectively, and are recorded within current liabilities.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,			From June 9, 2005 (Date of Inception) To December 31, 2012
	2012	2011	2010
Revenue and cost of goods sold
Ethanol sales and related products, net	$19,908	$63,742	$14,765	$98,415
Grant revenue, research and development program revenue and other revenue	4,477	807	1,631	8,158

Total revenues	24,385	64,549	16,396	106,573

Cost of goods sold	32,410	60,588	13,446	106,444

Gross (loss) margin	(8,025)	3,961	2,950	129

Operating expenses
Research and development	19,431	19,753	14,820	76,650
Selling, general and administrative	43,981	28,890	23,643	114,306
Other operating expenses	—	11	—	1,248

Total operating expenses	63,412	48,654	38,463	192,204

Loss from operations	(71,437)	(44,693)	(35,513)	(192,075)

Other income (expense)
Interest expense	(6,338)	(3,577)	(2,374)	(14,917)
Gain from change in fair value of embedded derivative	17,000	—	—	17,000
Other income	63	85	108	784
Change in fair value of warrant liabilities	—	(29)	(2,333)	(2,852)

Total other income (expense)	10,725	(3,521)	(4,599)	15

Net loss	(60,712)	(48,214)	(40,112)	(192,060)
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	—	(1,094)	(2,778)	(3,872)

Net loss attributable to Gevo, Inc. common stockholders	$(60,712)	$(49,308)	$(42,890)	$(195,932)

Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	$(1.86)	$(2.15)	$(37.44)

Weighted-average number of common shares outstanding—basic and diluted	32,619,091	22,909,916	1,145,500

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Deficit Accumulated During the Development Stage

	Convertible Preferred Stock				Additional Paid-In Capital		Total Stockholders’ Equity
			Common Stock
	Shares	Amount	Shares	Amount
BALANCE—June 9, 2005 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	—	—	950,000	10	(10)	—	—
Issuance of Series A-1 preferred stock	1,000,000	10	—	—	490	—	500
Stock issuance costs	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	(259)	(259)

BALANCE—December 31, 2005	1,000,000	10	950,000	10	424	(259)	185
Issuance of Series A-2 preferred stock	1,084,000	11	—	—	892	—	903
Issuance of Series A-3 preferred stock	915,000	9	—	—	1,592	—	1,601
Issuance of warrants with secured long-term debt	—	—	—	—	10	—	10
Stock issuance costs	—	—	—	—	(20)	—	(20)
Non-cash stock-based compensation	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	(1,110)	(1,110)

BALANCE—December 31, 2006	2,999,000	30	950,000	10	2,900	(1,369)	1,571
Issuance of Series A-4 preferred stock	858,369	9	—	—	1,991	—	2,000
Issuance of Series B preferred stock	1,027,397	10	—	—	2,990	—	3,000
Issuance of common stock	—	—	22,000	—	10	—	10
Issuance of restricted common stock	—	—	187,500	2	(2)	—	—
Issuance of warrants with secured long-term debt	—	—	—	—	33	—	33
Stock issuance costs	—	—	—	—	(82)	—	(82)
Non-cash stock-based compensation	—	—	—	—	55	—	55
Net loss	—	—	—	—	—	(7,226)	(7,226)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Deficit Accumulated During the Development Stage

	Convertible Preferred Stock				Additional Paid-In Capital		Total Stockholders’ Equity
			Common Stock
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2007	4,884,766	49	1,159,500	12	7,895	(8,595)	(639)
Issuance of Series C preferred stock converted from promissory notes and accrued interest	555,346	6	—	—	3,037	—	3,043
Issuance of Series C preferred stock	2,546,844	25	—	—	13,932	—	13,957
Issuance of warrants with secured long-term debt	—	—	—	—	326	—	326
Issuance of warrants with convertible promissory notes	—	—	—	—	505	—	505
Beneficial conversion feature—convertible promissory notes	—	—	—	—	505	—	505
Stock issuance costs	—	—	—	—	(210)	—	(210)
Non-cash stock-based compensation	—	—	—	—	207	—	207
Issuance of restricted common stock	—	—	50,000	1	(1)	—	—
Forfeiture of restricted common stock	—	—	(64,583)	(1)	1	—	—
Exercise of stock options to common stock	—	—	19,155	—	6	—	6
Net loss	—	—	—	—	—	(14,542)	(14,542)

BALANCE—December 31, 2008	7,986,956	80	1,164,072	12	26,203	(23,137)	3,158
Cumulative effect of reclassification of preferred stock warrants from equity to liabilities	—	—	—	—	(874)	585	(289)
Issuance of Series D preferred stock	4,616,483	46	—	—	32,454	—	32,500
Stock issuance costs	—	—	—	—	(1,346)	—	(1,346)
Non-cash stock-based compensation	—	—	—	—	945	—	945
Forfeiture of restricted common stock	—	—	(13,530)	—	—	—	—
Exercise of stock options to common stock	—	—	834	—	—	—	—
Net loss	—	—	—	—	—	(19,885)	(19,885)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2009	12,603,439	126	1,151,376	12	57,382	(42,437)	15,083
Issuance of Series D-1 preferred stock	1,902,087	19			26,801	—	26,820
Beneficial conversion feature—Series D-1	—	—	—	—	5,744	—	5,744
Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	—	—	—	—	2,778	(2,778)	—
Stock issuance costs	—	—	—	—	(153)	—	(153)
Non-cash stock-based compensation	—	—	—	—	10,511	—	10,511
Forfeiture of restricted common stock	—	—	(22,266)	—	—	—	—
Exercise of stock options to common stock	—	—	31,547	—	16	—	16
Issuance of Series C preferred stock upon exercise of warrant	108,076	1	—	—	2,049	—	2,050
Net loss	—	—	—	—	—	(40,112)	(40,112)

BALANCE—December 31, 2010	14,613,602	146	1,160,657	12	105,128	(85,327)	19,959
Issuance of common stock in initial public offering, net of underwriting discounts and commissions.	—	—	8,222,500	82	110,326	—	110,408
Conversion of preferred stock to common stock upon initial public offering	(14,613,602)	(146)	16,329,703	163	(17)	—	—
Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in capital	—	—	—	—	2,063	—	2,063
Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	—	—	—	—	1,094	(1,094)	—
Non-cash stock-based compensation	—	—	—	—	6,826	—	6,826
Issuance of restricted common stock, net of forfeitures	—	—	311,859	3	(3)	—	—
Issuance of warrants with secured long-term debt	—	—	—	—	877	—	877
Issuance of common stock pursuant to employee stock purchase plan	—	—	8,764	—	47	—	47
Exercise of stock options to common stock	—	—	226,151	2	169	—	171
Issuance of common stock upon cashless net exercise of warrant	—	—	122,424	2	(2)	—	—
Net loss	—	—	—	—	—	(48,214)	(48,214)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2011	—	—	26,382,058	264	226,508	(134,635)	92,137
Issuance of common stock, net	—	—	12,500,000	125	57,305	—	57,430
Issuance of common stock upon exercise of stock options, warrants and pursuant to an employee stock purchase plan	—	—	654,047	7	870	—	877
Issuance of restricted stock	—	—	232,732	2	(2)	—	—
Issuance of warrants in conjunction with secured debt	—	—	—	—	120	—	120
Cancellation of restricted stock	—	—	(162,169)	(2)	2	—	—
Non-cash stock-based compensation	—	—	—	—	7,979	—	7,979
Net loss	—	—	—	—	—	(60,712)	(60,712)

BALANCE—December 31, 2012	—	$—	39,606,668	$396	$292,782	$(195,347)	$97,831

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

				From June 9, 2005 (Date of Inception) To December 31, 2012
	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net loss	$(60,712)	$(48,214)	$(40,112)	$(192,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	7,979	6,826	10,511	26,525
Depreciation and amortization	3,313	4,600	3,188	13,605
Non-cash interest expense	2,207	928	762	5,288
(Gain) loss from change in fair value of derivatives	(445)	142	(561)	(864)
Gain from change in fair value of embedded derivative	(17,000)	—	—	(17,000)
Loss from change in fair value of warrant liabilities	—	29	2,333	2,852
Other non-cash expenses	500	11	—	864
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	2,240	(108)	(732)	1,301
Inventories	(2,845)	(49)	(195)	(3,089)
Prepaid expenses and other current assets	197	(381)	315	(33)
Deposits and other assets	(149)	—	1	(239)
Accounts payable, accrued expenses, and long-term liabilities	(3,343)	2,605	3,594	5,424

Net cash used in operating activities	(68,058)	(33,611)	(20,896)	(157,426)

Investing Activities
Acquisitions of property, plant and equipment	(52,432)	(8,015)	(806)	(68,687)
Other	(647)	(58)		(700)
Acquisition of Agri-Energy, net of cash assumed	—	—	(24,936)	(24,936)
Restricted certificate of deposit	40	40	40	(39)

Net cash used in investing activities	(53,039)	(8,033)	(25,702)	(94,362)

Financing Activities
Proceeds from issuance of secured debt	5,000	10,000	17,500	41,578
Proceeds from issuance of convertible debt, net	42,300	—	—	42,300
Proceeds from issuance of common stock	61,875	114,704	—	176,579
Proceeds from issuance of common stock upon exercise of stock options and ESPP	877	218	16	1,117
Payments on secured debt	(10,406)	(1,897)	(5,250)	(18,696)
Deposit on secured debt and other	(154)	(307)	—	(460)
Proceeds from issuance of convertible preferred stock	—	—	31,564	86,025
Proceeds from issuance of convertible promissory notes with warrants	—	—	—	3,000
Proceeds from the exercise of warrants	—	—	592	592
Debt and equity offering costs	(5,876)	(2,123)	(3,790)	(13,503)

Net cash provided by financing activities	93,616	120,595	40,632	318,532

Net (decrease) increase in cash and cash equivalents	(27,481)	78,951	(5,966)	66,744
Cash and cash equivalents
Beginning of year	94,225	15,274	21,240	—

Ending of year	$66,744	$94,225	$15,274	$66,744

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

				From June 9, 2005 (Date of Inception) To December 31, 2012
Supplemental disclosures of cash and non-cash investing and financing transactions	Year Ended December 31,
	2012	2011	2010
Non-cash purchase of property, plant and equipment	$390	$2,351	$612	$390

Warrants issued with secured debt	$120	$877	$177	$1,746

Cash paid for interest, net of interest capitalized	$4,307	$2,461	$1,453	$9,458

Warrants issued with convertible promissory notes	$—	$—	$—	$505

Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in-capital	$—	$2,063	$—	$2,063

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	$—	$1,094	$2,778	$3,872

Promissory notes and accrued interest converted to Series C preferred stock	$—	$—	$—	$3,043

Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$—	$—	$1,458	$1,458

Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$—	$—	$1,000	$1,000

Reclassified deferred offering costs to additional paid-in-capital upon initial public offering	$—	$4,296	$—	$4,296

Accrued deferred offering costs	$—	$—	$548	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

1. Nature of Business and Financial Condition

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005 (“Inception”). Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) on September 18, 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 13). Gevo Development became a wholly owned subsidiary of the Company on September 22, 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) on September 22, 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012. In September 2012, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time while it focuses on optimizing specific parts of its technology to further enhance isobutanol production rates. The Company plans to resume limited isobutanol production at the Agri-Energy Facility in 2013.

At December 31, 2012, the Company is considered to be in the development stage as its primary activities, since Inception, have been conducting research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility, recruiting personnel and raising capital. Ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

Until May 24, 2012, when the Company commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility, the Company derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at this facility. The production of ethanol is not the Company’s intended business and its future profitability depends on its ability to produce and market isobutanol, not on production and sales of ethanol. The historical operating results of Agri-Energy and the operating results reported during the retrofit to isobutanol production, the initial startup of isobutanol production and any period in which the production of isobutanol is temporarily paused and the Company’s management determines, based on the then-current economic conditions for the production of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production may not be indicative of future operating results for Agri-Energy or Gevo once commercial isobutanol production commences at this facility. Additionally, because the production of ethanol is not the Company’s intended business, the Company will continue to report as a development stage company until it begins to generate significant revenue from the sale of isobutanol or other products that are or become the Company’s intended business.

Financial Condition. The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012, the Company incurred a consolidated net loss of $60.7 million and had an accumulated deficit of $195.3 million. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.

From inception to December 31, 2012, the Company has funded its operations primarily through equity offerings, issuances of debt, borrowings under its secured debt financing arrangements and revenues earned

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

primarily from the sale of ethanol and related products. The Company’s cash and cash equivalents at December 31, 2012 totaled $66.7 million which is primarily being used for the following: (1) operating activities at its Agri-Energy Facility; (2) operating activities at its corporate headquarters in Colorado, including research and development work; (3) capital improvements primarily associated with its Agri-Energy Facility; (4) litigation defense costs associated with the ongoing litigation with Butamax; and (5) repayment of debt obligations. Based on the Company’s current plans, the Company anticipates capital expenditures necessary to complete the retrofit of the Agri-Energy Facility will be significantly lower than the capital expenditures of $49.5 million incurred in fiscal year 2012 for this project. The Company believes that actions taken during 2012 to reduce ongoing litigation expenses and other operating expenses will reduce 2013 operating expenses from fiscal year 2012 levels. The Company also has the ability to further limit some cash spend associated with the foregoing activities, including limiting the usage of cash associated with research and development activities or delaying the timing of capital improvements, based on then-current facts and circumstances. Notwithstanding the Company’s ability to further reduce its monthly cash usage, based on its current level of operations and anticipated growth, the Company believes that its existing cash and cash equivalents on hand at December 31, 2012, will provide sufficient funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

In 2014, if the Company exceeds its planned capital expenditures as part of optimizing specific parts of its isobutanol production technology at the Agri-Energy Facility, or other cost estimates to prepare for commercial production of isobutanol or derivative products of isobutanol or its exceeds its estimates for ongoing litigation and other operating expenses, the Company may need to raise additional capital. Depending on the timing and amounts of expected future cash flow requirements, the Company expects its will be required to raise such additional capital in 2014. Finally, based on current estimates, additional financing will be required for the Company to finance the retrofit of additional production capacity to isobutanol production, including further expansion of s Agri-Energy Facility. There are no assurances that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flow from operations.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements of Gevo include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. The Company has condensed certain line items within the current period financial statements and, as such, certain immaterial prior period balances have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income, cash flows or stockholders’ equity previously reported.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Concentrations of Credit Risk. The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.

To date, substantially all ethanol sold through Agri-Energy from the date of acquisition was sold to C&N Ethanol Marketing (“C&N”). As of December 31, 2011, the Company had $1.7 million in receivables from

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

C&N. The remaining receivable balance of $1.2 million at December 31, 2011, primarily relates to the sale of distiller’s grains to other customers or amounts due under grant and research and development programs. The Company’s receivable balance at December 31, 2012 primarily relates to amounts due under grant and research and development programs. As of December 31, 2012, the Company had no receivable balance due from C&N.

Cash and Cash Equivalents. The Company maintains its cash and cash equivalents in highly liquid interest bearing money market accounts or non-interest bearing checking accounts. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable. The Company records receivables for products shipped and services provided but for which payment has not yet been received. As of December 31, 2012 and 2011, no allowance for doubtful accounts has been recorded, based upon the expected full collection of the accounts receivable.

Inventories. Inventory is recorded at the lower of cost or market value and cost of goods sold is determined by the first-in, first-out method. Ethanol and isobutanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead costs.

Derivative Instruments. Since the acquisition of Agri-Energy on September 22, 2010, the Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices for corn. These financial exposures are monitored and managed by the Company through derivative instruments, including forward purchase contracts and exchange traded futures contracts, as an integral part of its overall risk management program. The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

The Company generally follows a policy of using exchange-traded futures contracts as a means of managing exposure to changes in corn prices. Exchange-traded futures contracts are valued at fair value and were recorded as a derivative asset at December 31, 2012 and derivative liability at December 31, 2011 in the consolidated balance sheets and changes in fair value are recorded in cost of goods sold in the consolidated statements of operations.

Forward purchase contracts are recorded at fair value unless a company elects to use the “normal purchases and normal sales scope exception” guidance of U.S. GAAP. To qualify for the normal purchases and normal sales scope exception, a contract must be appropriately designated and must provide for the purchase of sale of physical commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. During the years ended December 31, 2012 and 2010, the Company did not elect the normal purchase and normal sales scope exception to its forward purchase contracts. Accordingly, changes in the fair value of these contracts during the years ended December 31, 2012 and 2010 have been recorded in cost of goods sold in the consolidated statements of operations. While these contracts were not material at December 31, 2012, they were recorded at their fair value which has been included as a component of derivative liability in the consolidated balance sheets. At December 31, 2011 and during the year ended December 31, 2011, the Company designated all of its forward purchase contracts for corn under the normal purchase and normal sales scope exception and therefore they were not recorded at fair value.

The foregoing derivatives do not include any credit risk related contingent features and we have not entered into these derivative financial instruments for trading or speculative purposes, and we have not designated any of our derivatives as hedges for financial accounting purposes. At December 31, 2012 and 2011, the Company had $0.1 million and $0.5 million, respectively, held in a margin deposit account for its exchange-traded futures contract.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The Company records realized and unrealized gains or losses on its derivative instruments as a component of cost of goods sold in the consolidated statement of operations. The following table summarizes the realized and unrealized gains/ (losses) of the Company’s derivative instruments (in thousands).

	Year Ended December 31,			From Inception to December 31, 2012
	2012	2011	2010
Realized Gain / (Losses)
Exchange-traded futures contracts	$(375)	$596	$(1,098)	$(877)

Unrealized Gain / (Losses)
Exchange-traded futures contracts	457	219	243	919
Forward purchase contracts	(12)	(361)	318	(55)

The following table represents the Company’s net long and short positions regardless of whether the derivative instruments qualify for the normal purchase and normal sales scope exception.

Year of Expiration	December 31, 2012 Corn Net Short Position Bushels	December 31, 2011 Corn Net Short Position Bushels
2012	—	77
2013	683	—

Property, Plant and Equipment. Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the term of the lease agreement or the service lives of the improvements, whichever is shorter. Assets under construction are depreciated when they are placed into service. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized.

The Company capitalized interest incurred in connection with the retrofit of the Agri-Energy Facility during the period of construction through the date it became substantially complete, June 30, 2012.

Impairment of Property, Plant and Equipment. The Company’s property, plant and equipment consist primarily of assets associated with the acquisition and retrofit of the Agri-Energy Facility. The Company assesses impairment of property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate, legal or regulatory factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.

The Company evaluated its Agri-Energy Facility for impairment as of December 31, 2012 primarily due to the loss from operations and negative cash flows generated at Agri-Energy during the year ended December 31, 2012 and the strategic decision to pause isobutanol production in September 2012. This evaluation included comparing the carrying amount of the acquisition and retrofit of the Agri-Energy Facility to the estimated undiscounted future cash flows at the Agri-Energy Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

•	sales price of isobutanol and by-products such as dried distiller grains;

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

•	purchase price of corn;

•	production levels of isobutanol; and

•	costs to produce isobutanol.

Factors which can impact these assumptions include, but are not limited to;

•	effectiveness of the Company’s technology to increase production of isobutanol above the levels observed in startup operations;

•	demand for renewable isobutanol

•	competitive prices for isobutanol derived from petroleum; and

•	harvest levels of corn.

Based upon the Company’s evaluation at December 31, 2012, the Company concluded that the estimated undiscounted future cash flows from Agri-Energy Facility exceeded the carrying value and, as such, these assets were not impaired. Although the Company’s cash flow forecasts are based on assumptions that are consistent with its planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, the Company may make changes to its business plan that could result in changes to the expected cash flows. As a result, it is possible that a long- lived asset may be impaired in future reporting periods.

Debt Issue Costs. Debt issue costs are costs incurred in connection with the Company’s debt financings that have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt, using the effective interest method.

Revenue Recognition. The Company records revenue from the sale of ethanol and related products, including sale of corn inventory. The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable; and collectability is reasonably assured. Ethanol and related products are generally shipped free on board shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

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

Cost of Goods Sold. Cost of goods sold includes costs incurred in conjunction with the initial start-up operations for the production of isobutanol at the Agri-Energy Facility and costs directly associated with the ethanol production process such as costs for direct materials, direct labor and certain plant overhead costs. Direct

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

materials consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in the operation of the Agri-Energy Facility. Plant overhead costs primarily consist of plant utilities and plant depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. The Company purchases natural gas to power steam generation in the ethanol production process and to dry the distiller’s grains. The Company enters into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, the Company’s cost of goods sold also includes gains or losses and/or changes in fair value from its forward purchase contracts and exchange-traded futures contracts.

Patents. All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain. Patent-related legal expenses incurred are recorded as selling, general and administrative expense, and during the years ended December 31, 2012, 2011 and 2010, and from Inception to December 31, 2012, were $2.7 million, $1.3 million, $1.0 million and $7.0 million, respectively.

Beneficial Conversion Feature. The Company recorded a beneficial conversion feature relating to the issuance of Series D-1 preferred stock between March and May 2010 (Note 9). The beneficial conversion feature was recorded as a discount to the Series D-1 preferred stock and was being amortized to retained earnings through September 30, 2011, unless converted earlier. On February 14, 2011, upon completion of the Company’s initial public offering, the shares of Series D-1 preferred stock automatically converted to common stock at a rate of 1.9022 shares of common stock for each share of Series D-1 preferred stock.

Research and Development. Research and development costs are expensed as incurred and are recorded as research and development expense in the consolidated statements of operations. The Company’s research and development costs consist of expenses incurred to identify, develop, and test its technologies for the production of isobutanol and the development of downstream applications thereof. Research and development expense includes personnel costs, consultants and related contract research, facility costs, supplies, depreciation on property, plant and equipment used in development, license fees and milestone payments paid to third parties for use of their intellectual property and patent rights, and other direct and allocated expenses incurred to support the Company’s overall research and development programs.

Income Taxes. Deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012 and 2011, based upon current facts and circumstances, the Company had recorded a valuation allowance against its deferred tax assets of $76.8 million and $53.3 million, respectively.

Stock-Based Compensation. The Company’s stock-based compensation expense includes expenses associated with stock-based awards granted to employees, board members, non-employees and expenses associated with awards under its employee stock purchase plan (“ESPP”). Stock-based compensation expense for all share-based payment awards granted is based on the grant date fair value. The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model and the grant date fair value for restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation costs for share-based payment awards granted to employees net of estimated forfeitures and recognizes stock-based compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the vesting term of up to four years. For performance based restricted stock awards, the Company recognizes expense over the requisite service

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

period. The fair values of the stock options and stock-based awards granted to non-employees are remeasured as the services are performed and the awards vest, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered.

Net Loss Per Share. Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ending December 31, 2012, 2011 and 2010 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. The following table sets forth securities that could potentially dilute the calculation of diluted earnings per share.

	Year Ended December 31,
	2012	2011	2010
Convertible debt (see Note 8)	7,905,137	—	—
Outstanding options to purchase common stock	2,940,352	3,261,739	2,894,265
Warrants to purchase common stock	1,229,998	1,243,820	858,000
Unvested restricted common stock	183,416	284,825	5,729
Convertible preferred stock upon conversion to common stock (on an as-converted basis)(1)	—	—	16,329,703
Warrants to purchase convertible preferred stock	—	—	398,032

Total	12,258,903	4,790,384	20,485,729

(1)	The convertible preferred stock and convertible preferred stock warrants were computed on an as-converted basis using a one-to-one conversion rate for all series of preferred stock, except for the Series D-1 preferred stock where the Company used a conversion rate of 1.9022, which was the conversion rate applicable at the closing of the Company’s initial public offering on February 14, 2011.

3. Acquisition of Agri-Energy

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

The results of Agri-Energy’s operations for the year ended December 31, 2012 and 2011, and for the period from September 23, 2010 through December 31, 2010, are reflected in the Company’s consolidated statements of operations for the year ended December 31, 2012, 2011 and 2010, respectively. The revenue and income from operations relating to Agri-Energy for the period from September 23, 2010 through December 31, 2010 was $14.8 million and $1.0 million, respectively.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Pro forma results of operations for the Company as if the acquisition of Agri-Energy had occurred on January 1, 2009 are as follows (unaudited and in thousands).

Year Ended December 31, 2010
Revenues	$46,890
Loss from operations	$(34,234)
Net loss	$(40,187)

The pro forma results above include the combined results of operations of the Company and Agri-Energy, after making certain adjustments, for the year ended December 31, 2010, as if the Agri-Energy acquisition had occurred on January 1, 2009. There were no transactions between the Company and Agri-Energy prior to the acquisition on September 22, 2010. There were no significant differences between the accounting policies of the Company and Agri-Energy. The unaudited pro forma results above are prepared for illustrative purposes only and are not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2009 nor are they necessarily indicative of the future results of operations of the combined Company.

4. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	December 31,
	2012	2011
Raw materials
Corn	$4,174	$2,408
Enzymes and other inputs	656	151
Finished goods	85	366
Work in process	648	456
Spare parts	1,096	433

Total inventories	$6,659	$3,814

Work in process inventory included unfinished isobutanol inventory. The Company had $2.1 million, $2.1 million, $0.5 million and $4.7 million of depreciation expenses included in cost of goods sold during the years ended December 31, 2012, 2011 and 2010 and from Inception to December 31, 2012, respectively.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

5. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		December 31,
		2012	2011
Construction in progress	—	$57,185	$8,403
Plant machinery and equipment	10 years	11,030	10,822
Site improvements	10 years	7,007	6,994
Lab equipment, furniture and fixtures and vehicles	5 years	5,553	4,035
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,411	614
Leasehold improvements, pilot plant, land and support equipment	2-5 years	2,069	1,759

Total property, plant and equipment		90,395	38,767
Less accumulated depreciation and amortization		(13,302)	(9,990)

Property, plant and equipment, net		$77,093	$28,777

Construction in progress includes $56.1 million and $8.3 million at December 31, 2012 and 2011, respectively, related to the retrofit of the Agri-Energy Facility to isobutanol production.

During the year ended December 31, 2012 and 2011, the Company capitalized interest on its secured debt associated with its qualifying assets, which primarily related to the retrofit of the Agri-Energy Facility that was actively being developed during periods of 2012 and 2011. As a result, the Company capitalized $1.3 million and $0.3 million of interest incurred during the years ended December 31, 2012 and 2011, respectively. No interest was capitalized prior to 2011.

As of December 31, 2012, the Company has $0.7 million of capital lease assets included in computer, office equipment and software. The Company includes amortization of capital lease assets, $0.1 million during the year ended December 31, 2012, as a component of depreciation and amortization in the consolidated statements of cash flows. The Company did not have any capital leases prior to 2012.

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	December 31,
	2012	2011
Accrued legal-related fees	$2,757	$1,455
Accrued employee compensation	1,109	941
Accounts payable—trade	1,211	6,193
Deferred revenue	1,000	—
Accrued expenses—ICM, Inc.	99	1,634
Cargill license agreement	500	924
Other accrued liabilities	1,568	1,293

Total accounts payable and accrued liabilities	$8,244	$12,440

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

7. Embedded Derivatives

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

The Company combines these embedded derivatives and values them together as one unit of accounting. At each reporting period, the Company records these embedded derivatives at fair value which is included as a component of convertible notes on the consolidated balance sheets.

The Company used a binomial lattice model in order to estimate the fair value of these embedded derivatives in the Convertible Notes. A binomial lattice model generates two probable outcomes—one up and another down—arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the Convertible Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value; or (ii) the Convertible Notes will be called if the holding value is greater than both (a) the Redemption Price (as defined in the Indenture) and (b) the conversion value plus the Coupon Make-Whole Payment at the time. If the Convertible Notes are called, then the holders will maximize their value by finding the optimal decision between (1) redeeming at the Redemption Price and (2) converting the Convertible Notes.

Using this lattice, the Company valued these embedded derivatives using a “with-and-without method,” where the value of the Convertible Notes including the embedded derivatives, is defined as the “with”, and the value of the Convertible Notes excluding the embedded derivatives, is defined as the “without”. This method estimates the value of the embedded derivatives by looking at the difference in the values between the Convertible Notes with the embedded derivatives and the value of the Convertible Notes without the embedded derivatives. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

The following table sets forth the inputs (Level 2 as defined in Note 19) to the lattice model that was used to value the embedded derivatives.

	December 31, 2012	Issuance Date
Stock price	$1.54	$4.95
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	1.68%	1.62%
Estimated stock volatility	79%	72%
Estimated credit spread	37%	30%

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, the estimated fair value of the embedded derivatives will generally decrease with; (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) increase in the estimated credit spread.

The following table sets forth the value of the Convertible Notes with and without the embedded derivatives, and the fair value of the embedded derivatives as of the issuance date and December 31, 2012 (in thousands).

	December 31, 2012	Issuance Date
Fair value of Convertible Notes:
With the embedded derivatives	$26,000	$45,000
Without the embedded derivatives	15,000	17,000

Estimated fair value of the embedded derivatives	$11,000	$28,000

The $17.0 million decrease in the estimated fair value of the embedded derivatives between the issue date and December 31, 2012 represents an unrealized gain which has been recorded as gain from change in fair value of embedded derivatives in the consolidated statement of operations.

8. Secured Debt and Convertible Notes

The following table sets forth information pertaining to the Company’s secured debt issued to Lighthouse Capital Partners V, LP (“Lighthouse”) and TriplePoint Capital LLC (“TriplePoint”) and the Convertible Notes, each of which is included in the Company’s consolidated balance sheets (in thousands).

	December 31,
	2012	2011
Secured debt
Lighthouse—Paid in full at June 2012	$—	$1,241
TriplePoint—Paid in full at July 2012	—	5,400
TriplePoint—Matures September 2014	11,643	13,500
TriplePoint—Matures October 2015	9,266	10,575
TriplePoint—Matures January 2016	4,689	—

Total secured debt	25,598	30,716
Convertible senior notes	45,000	—

Total debt	70,598	30,716
Less:
Change in fair value of embedded derivative	(17,000)	—
Unamortized debt discounts	(4,086)	(2,473)

	49,512	28,243
Less current portion of debt	(8,513)	(3,491)

Long-term portion of debt	$40,999	$24,752

Debt discounts incurred with the issuance of the Company’s secured debt and convertible notes are recorded on the consolidated balance sheets as a reduction to associated debt balances. The Company amortizes debt discount to interest expense over the term of the debt or expected life of the debt using the effective interest method.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following sets forth the Company’s obligations by year relating to its secured debt with TriplePoint and the Convertible Notes at December 31, 2012 (in thousands).

Amount
2013	$9,369
2014	10,688
2015	5,111
2016	430
2017 and thereafter	45,000

Total	$70,598

Lighthouse

As of December 31, 2012, the Company had repaid all outstanding amounts under its loan and security agreement with Lighthouse.

TriplePoint

Gevo Loan Agreement. In August 2010, concurrent with the execution of the agreement to acquire Agri-Energy, Gevo, Inc. entered into a loan and security agreement with TriplePoint (the “Gevo Loan Agreement”), pursuant to which the Company borrowed $5.0 million. Under the terms of each of (i) the Gevo Loan Agreement and (ii) Gevo, Inc.’s guarantee of Agri-Energy’s obligations under the Original Agri-Energy Loan Agreement described below, the Company is prohibited from granting a security interest in its intellectual property assets to any other entity until both TriplePoint loans are paid in full. In July 2012, the Company used $5.4 million of the proceeds from its Convertible Note offering that was completed in July 2012 to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

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

Amended Agri-Energy Loan Agreement. In October 2011, Agri-Energy entered into the Amended Agri-Energy Loan Agreement with TriplePoint which amends and restates the Original Agri-Energy Loan Agreement. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The Amended Agri-Energy Loan Agreement provides Agri-Energy with additional term loan facilities of up to $15.0 million (the “New Loan”) (which amount is in addition to the existing $12.5 million term loan (the “Existing Loan”) provided under the Original Agri-Energy Loan Agreement, which Existing Loan remains in place under the Amended Agri-Energy Loan Agreement), the proceeds of which were used to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. The aggregate amount outstanding under the New Loan bears interest at a rate of 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement (the “October 2011 Loan”) that matures on October 31, 2015. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million (the “January 2012 Loan”) under the Amended Agri-Energy Loan Agreement that matures on December 31, 2015, bringing the total borrowed under the New Loan at December 31, 2012 to $15.0 million. At December 31, 2012, the Company was in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

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

These amendments, among other things: (i) permitted the issuance of the Company’s Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) add as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) add a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement; and (vi) add a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

Convertible Notes

In July 2012, the Company sold $45.0 million in aggregate principal amount of Convertible Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013. The Convertible Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the year ended December 31, 2012, the Company recorded $0.4 million of expense related to the amortization of debt discounts and issue costs and recorded $1.6 million of interest expense. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated using the effective interest rate of 9.0% from the issuance date through July 1, 2017, a 5 year period, which represents the date the holders can require the Company to repurchase the Convertible Notes.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

If a holder elects to convert its Convertible Notes after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (a) eight semi-annual interest payments; or (b) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. Subsequent to December 31, 2012 and through March 22, 2013, certain holders of the Convertible Notes elected to convert bonds totaling $9.2 million, reducing the Convertible Notes principal balance to $35.8 million. Upon conversion, the Convertible Note holders received 1,617,910 shares of common stock as payment of principal of $9.2 million and, pursuant to the terms of the Indenture, such holders also received 1,540,451 shares of common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $2.7 million.

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

The Company shall have a provisional redemption right (“Provisional Redemption”), at its option, to redeem, all or any part of the Convertible Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the Conversion Price in effect on such trading day. On or after July 1, 2017, the Company shall have an optional redemption right (“Optional Redemption”), at its option to redeem, all or any part of the Convertible Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of Convertible Notes plus any accrued and unpaid interest through the repurchase date.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Capital Stock

Common Stock Offerings. In July 2012, the Company issued 12.5 million shares of its common stock at an offering price of $4.95 per share, resulting in net proceeds of $57.4 million, after deducting underwriting discounts and commissions and other offering costs.

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

In connection with the closing of the initial public offering, the Company amended and restated its certificate of incorporation to increase its authorized number of shares of common stock to 100.0 million and to authorize the issuance of 5.0 million shares of preferred stock. The holder of each share of common stock is entitled to one vote. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The Company’s amended and restated certificate of incorporation provides that the Company’s board of directors will be divided into three classes, with staggered three-year terms and provides that all stockholder actions must be effected at a duly called meeting of the stockholders and not by a written consent. The amended and restated certificate of incorporation also provides that only the board of directors may call a special meeting of the stockholders and requires the approval of either a majority of the directors then in office or 66 2/3% of the voting power of all then outstanding capital stock for the adoption, amendment or repeal of any provision of the Company’s amended and restated bylaws. In addition, the amendment or repeal of certain provisions of the Company’s amended and restated certificate of incorporation requires the approval of 66 2/3% of the voting power of all then outstanding capital stock.

Convertible Preferred Stock. All shares of the Company’s convertible preferred stock automatically converted into shares of common stock upon the Company’s initial public offering.

Series D-1 Preferred Stock. Between March and May 2010, the Company issued 1,843,675 shares of Series D-1 preferred stock at a price of $17.12 per share for gross cash proceeds of approximately $31.6 million and issued 58,412 shares of Series D-1 preferred stock at $17.12 per share in exchange for $1.0 million of future services to be provided by ICM. The 58,412 shares issued to ICM in exchange for the credit against future services are fully vested, non-forfeitable and non-cancellable.

The Series D-1 preferred stock was considered to have a beneficial conversion feature because the conversion ratio would adjust from the initial conversion rate of one common share for each preferred share to two common shares for each preferred share if an initial public offering or qualified financing had not occurred on or before September 30, 2011. At the issuance dates of the Series D-1 preferred stock between March and May 2010, the Company recorded the beneficial conversion feature at its aggregate intrinsic value of approximately $5.7 million as a discount on the preferred stock with a corresponding credit to additional paid-in capital. This discount was recorded as a deemed dividend and was being amortized as a debit to retained earnings and a credit to additional paid-in capital.

For the period from January 1, 2011 to the closing of the Company’s initial public offering on February 14, 2011, the Company recorded a deemed dividend — amortization of beneficial conversion feature on the Series D-1 preferred stock of $0.5 million relating to the issuance of Series D-1 preferred stock. Upon closing of the initial public offering on February 14, 2011 and the automatic conversion of the Company’s Series D-1 preferred

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

stock to common stock, the Company recalculated the intrinsic value of the beneficial conversion feature using the adjusted conversion ratio applied against the original commitment date estimated fair value of the underlying common stock. The amount of the recalculated intrinsic value of the beneficial conversion feature exceeded the previously amortized amount of the beneficial conversion feature by $0.6 million, which amount was immediately amortized to retained earnings and additional paid-in capital contemporaneously with the closing of the initial public offering. Upon the closing of the Company’s initial public offering, no additional amortization of the beneficial conversion feature relating to the Series D-1 preferred stock will be recorded.

Common Stock Warrants. The following table sets forth warrants to purchase shares of the Company’s common stock that are outstanding as of December 31, 2012.

	Issue Date	Expiration Date	Outstanding	Exercise Price
CDP Gevo, LLC	September 2009	September 2016	812,771	$2.70
TriplePoint Capital LLC	August 2010	August 2017	199,999	$9.00
TriplePoint Capital LLC	October 2011	October 2018	157,035	$7.96
TriplePoint Capital LLC	January 2012	October 2018	31,407	$7.96
Virgin Green Fund I, L.P.	February 2011	February 2014	28,786	$5.48

Total			1,229,998

See Note 13, for a discussion of the warrants issued to CDP Gevo, LLC (“CDP”) for the purchase of shares of the Company’s common stock.

In connection with signing its loan agreements with TriplePoint, the Company has issued warrants to purchase shares of its common stock. The fair values of the warrants were estimated using the Black-Scholes option pricing model. The Company records the fair value of these warrants as debt discount which is amortized to interest expense over the terms of the borrowing.

Preferred Stock Warrants. Prior to the Company’s initial public offering on February 14, 2011, the Company had issued warrants to purchase shares of preferred stock. Upon the closing of the Company’s initial public offering, the preferred stock warrants which were accounted for as a derivative liability and marked to fair value, were automatically converted to warrants to purchase common stock and were no longer recorded at fair value. Upon this conversion, the fair value of the preferred stock warrant liability of $2.1 million was reclassified to additional paid-in capital. Changes in the fair value of the preferred stock warrants were recorded in the Company’s consolidated statements of operations.

10. Equity Incentive Plans

2006 Omnibus Securities and Incentive Plan. During 2006, the Company established the Gevo, Inc. 2006 Omnibus Securities and Incentive Plan (the “2006 Incentive Plan”). Pursuant to the 2006 Incentive Plan, the Company granted stock awards to employees, directors, and consultants of the Company. Upon adoption of the Gevo, Inc. 2010 Stock Incentive Plan (the “2010 Plan”), no further grants can be made under the 2006 Incentive Plan. To the extent outstanding awards under the 2006 Incentive Plan expire, or are forfeited, cancelled, settled, or become unexercisable without the issuance of shares, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the 2010 Plan which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2010 Plan have an exercise price that is at least equal to the fair market value of the Company’s common

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

stock on the date the stock option is granted and expire ten years after the date of grant. At December 31, 2012, a total of 2,571,286 shares of Gevo common stock were reserved for issuance under the 2010 Plan, of which 1,340,974 shares were available for grant as of December 31, 2012.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the ESPP. The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 1,285,643 shares of common stock for issuance under the ESPP, of which 1,230,484 shares as of December 31, 2012 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period.

11. Stock-Based Compensation

Stock-Based Compensation Expense. The following table sets forth the Company’s stock-based compensation expense (in thousands).

	Year Ended December 31,			Inception to
	2012	2011	2010	December 31, 2012
Stock options and ESPP awards
Research and development	$808	$771	$612	$2,477
Selling, general and administrative	2,628	1,870	1,978	7,269
Restricted stock awards
Research and development	328	274	70	802
Selling, general and administrative	1,599	423	—	2,022
Warrant issued to CDP
Selling, general and administrative	2,616	3,488	7,851	13,955

Non-cash stock-based compensation	7,979	6,826	10,511	26,525
Modified stock option awards
Selling, general and administrative	890	610	—	1,500
Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	74	296	774	1,144

Cash stock-based compensation	964	906	774	2,644

Total stock-based compensation	$8,943	$7,732	$11,285	$29,169

Determining Fair Value of Share-Based Payment Awards. The following Black-Scholes option pricing model assumptions and resulting grant date fair value for stock options granted are as follows.

	Year Ended December 31,			Inception to
	2012	2011	2010	December 31, 2012
Risk-free interest rate	1.17%	1.98%	2.14%	2.74%
Expected dividend yield	None	None	None	None
Expected volatility factor	78.86%	79.04%	78.64%	75.66%
Expected option life (in years)	5.78	5.81	5.34	6.01
Weighted average grant date fair value	$4.74	$10.74	$6.99	$3.56

Due to the Company’s limited history of grant activity, the expected life of options granted was estimated using the “simplified method” in accordance with Staff Accounting Bulletin 110, where the expected life equals

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

the arithmetic average of the vesting term and the original contractual term of the options. The volatility factor was determined based upon management’s estimate using inputs from comparable public companies. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history of dividend payouts.

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. Forfeitures have been estimated by the Company based upon historical and expected forfeiture experience. Estimated forfeiture rates used for the periods presented were 0% to 5%.

Stock Option Award Activity. Stock option activity under the Company’s option plans at December 31, 2012 and changes during the years ended December 31, 2012, 2011 and 2010 were as follows.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3,261,739	$5.34	7.43	$10,620
Granted	550,442	7.00
Canceled or forfeited	(296,177)	8.35
Exercised	(575,652)	1.32

Options outstanding at December 31, 2012	2,940,352	$6.12	7.04	$693

Options exercisable at December 31, 2012	1,746,443	$5.41	6.40	$610

Options vested and expected to vest at December 31, 2012	2,919,573	$6.11	7.03	$693

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the closing price of Gevo’s common stock on the last trading day of the 2012 calendar year and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 and from Inception to December 31, 2012 was $2.2 million, $1.7 million, $0.1 million, $4.0 million, respectively.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
$0.17 to $0.49	442,533	$0.45	4.35	442,533	$0.45	4.35
$1.16 to $1.55	666,259	$1.22	6.34	338,736	$1.16	5.68
$2.70 to $8.73	638,845	$2.93	7.28	362,665	$2.81	6.91
$9.41 to $12.67	720,372	$10.05	8.25	345,822	$10.25	7.77
$14.81 to $19.14	472,343	$16.67	8.36	256,687	$16.73	8.35

As of December 31, 2012, $4.4 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2 years.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The Company settles stock option exercises with newly issued common shares. No tax benefits were realized by the Company in connection with these exercises as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire tax benefit.

Restricted Stock. The Company periodically grants restricted stock awards to employees (including board members) and non-employee consultants. The vesting period for restricted stock awards granted may be based upon a service period or based upon the attainment of performance objectives. The Company recognizes stock-based compensation over the vesting period, generally three to six years, for awards that vest based upon a service period. For performance based restricted stock awards, the Company recognizes expense over the requisite service period.

Non-vested restricted stock awards at December 31, 2012 and changes during the year ended December 31, 2012 were as follows.

	Number of Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2011	284,825	$9.44
Granted	232,732	9.41
Vested	(171,972)	11.21
Canceled or forfeited	(162,169)	6.17

Non-vested at December 31, 2012	183,416	$10.63

During December 2011, the Company awarded shares of restricted common stock to employees some of which had a vesting schedule based primarily on the attainment of performance objectives related to the start-up of isobutanol production at the Agri-Energy Facility. The performance objectives related to the startup of isobutanol production at the Agri-Energy Facility were not met, resulting in the awards being cancelled and forfeited in full as of June 30, 2012. As a result, no stock-based compensation expense was recorded for these awards during the year ended December 31, 2012.

The total fair value of restricted stock that vested during the year ended December 31, 2012 and 2011 was $0.9 million and $0.5 million, respectively. The total fair value of restricted stock that vested during the year ended December 31, 2010 was immaterial. As of December 31, 2012, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $1.8 million, which is expected to be recognized over a weighted-average period of approximately 2 years.

12. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol. On July 29, 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon the Company’s first commercial sale of high-purity isobutanol under terms of the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay the Company applicable shortfall fees and the Company is obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of December 31, 2012.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Exclusive Supply Agreement with LANXESS. On January 14, 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (a) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (b) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. The initial term of the mutual exclusivity is ten years, subject to mutual extension. No amounts have been incurred under this agreement as of December 31, 2012.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. On August 12, 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement with C&N, a Mansfield subsidiary, which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of December 31, 2012.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold through Agri-Energy from the date of acquisition through December 31, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreement with the Defense Logistics Agency (U.S. Air Force). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force. The term of the agreement was through December 30, 2012. Revenue was recognized upon shipment of product to the U.S. Air Force which is when transfer of risk of loss and title occurred. During the year ended December 31, 2012, the Company recorded $0.6 million of revenue under this contract. In September 2012, the Company was awarded an additional contract for the procurement of up to 45,000 gallons of biojet fuel for delivery by October 31, 2013 which as of December 31, 2012, the Company has not yet delivered any jet fuel under the September 2012 order.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM, Inc. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ written notice. The Company did not incur any operating expenses or capital expenditures relating to the demonstration plant during the year ended December 31, 2012. During the years ended December 31, 2011 and

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

2010, the Company incurred $0.6 million and $0.4 million, respectively, in capital expenditures with ICM relating to the demonstration plant. The Company also incurred operating expenses during the years ended December 31, 2011 and 2010 that were paid to ICM for production trials at the demonstration plant and depreciation expense relating to the demonstration plant, which were recorded as research and development expenses in the consolidated statement of operations.

The commercialization agreement, which was amended and restated on August 11, 2011, is effective through October 15, 2018, and outlines the terms and fees under which ICM acts as the Company’s exclusive provider of certain engineering and construction services. Also, under the commercialization agreement, the Company is ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars.

In addition to amounts recorded under the development and commercialization agreements noted above, the Company has also engaged ICM to perform engineering studies, plant evaluations and other services. In August 2011, the Company entered into a work agreement with ICM whereby ICM will provide engineering, procurement and construction services for the retrofit of ethanol plants.

Beginning in 2010, the Company incurred capital expenditures with ICM related to the retrofit of the Agri-Energy Facility to isobutanol production of $43.2 million, $6.8 million and $0.4 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola will pay the Company a fixed price fee for a research program as defined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. During the years ended December 31, 2012 and 2011, the Company recognized $1.2 million and $0.1 million, respectively, of revenue under this agreement.

License Agreements

License Agreement with Cargill, Incorporated. During February 2009, the Company entered into a license agreement with Cargill, Incorporated (“Cargill”) to obtain certain biological materials and license patent rights to use a biocatalyst owned by Cargill. Under the license agreement, Cargill has granted the Company an exclusive, royalty-bearing license, with limited rights to sublicense, to use the patent rights in a certain field, as defined in the license agreement.

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. As of December 2012, the Company had not completed milestone number four. However, the Company has agreed to pay a $0.5 million license fee which satisfies the terms of milestone number four under the agreement. This fee was settled in March 2013 through the issuance of 250,000 shares of common stock. The Company recorded the $0.5 million license fee as a component of accounts payable and accrued liabilities in the consolidated balance sheets and research and development expense in the consolidated statement of operations. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of December 31, 2012 and no amount has been recorded as a liability for this milestone.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Other

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene (“PX”) from isobutanol. Toray Industries used the Company’s bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. On June 1, 2012, the Company entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which shall be used by the Company for the design, construction and/or operation of a pilot plant. The Company anticipates producing bio-based PX at the pilot plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. Any excess bio-PX that is produced can be sold to third parties. In the event that the Company is unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by December 31, 2013, the Company will be required to refund the $1.0 million by January 31, 2014. The Company has included the $1.0 million as a component of accounts payable and accrued liabilities in its consolidated balance sheets as of December 31, 2012.

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

13. Gevo Development

Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development. Gevo Development has two classes of membership interests outstanding. Gevo, Inc. is the sole owner of the class A interests. Prior to September 22, 2010, CDP Gevo, LLC (“CDP”), was the sole owner of the class B interests, which comprise 10% of the outstanding equity interests of Gevo Development. In September 2010, Gevo, Inc. became the sole owner of Gevo Development by acquiring 100% of the class B interests in Gevo Development

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP received aggregate consideration of $1.1 million.

The original issuance of the class B interests was considered to be a grant of non-employee stock-based compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 22, 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests on September 22, 2010, the Company recorded stock-based compensation of $0.8 million, which reflected the amount paid during 2010 for the class B interests that were not dependent on counterparty performance. The Company recorded stock compensation of $0.1 million and $0.3 million during the years ended December 31, 2012 and 2011, respectively.

Gevo, Inc. made capital contributions to Gevo Development of $55.5 million, $4.9 million, $18.6 million and $79.8 million, respectively, during the years ended December 31, 2012, 2011, 2010 and from Inception to December 31, 2012.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 22, 2010) and 100% ownership (for the period after September 22, 2010).

	Year Ended December 31,			Inception
	2012	2011	2010	December 31, 2012
Gevo Development Net Loss	$(15,870)	$(691)	$(2,327)	$(19,619)

In connection with the formation of Gevo Development in September 2009, the Company granted CDP a warrant to purchase 858,000 shares of the Company’s common stock. The warrants have an exercise price of $2.70 per share which represented the estimated fair value of Gevo, Inc.’s common stock on the date of grant. The warrant expires in September 2016, unless terminated earlier as provided in the agreement.

On September 22, 2010, the beneficial owners of the equity interests of CDP became employees of Gevo, Inc. and the warrant agreement was amended and restated to provide that 50% of the warrant shares granted under such warrant agreement would vest on September 22, 2010. The remaining warrant shares were to vest over a two-year period beginning on September 22, 2010, subject to acceleration and termination in certain circumstances. The Company valued the warrant shares at $14.0 million. Effective March 23, 2012, the employment of the beneficial owners of CDP was terminated. Pursuant to the terms of the warrant agreement, all unvested warrant shares became immediately vested and, as such, the Company recorded $2.6 million of stock-based compensation expense during the year ended December 31, 2012.

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of December 31, 2012 and 2011, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

14. Redfield Energy, LLC

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The Company has undertaken the preliminary project engineering and permitting process for the Redfield Facility retrofit. As of December 31, 2012, the Company has incurred $0.4 million in costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

15. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since Inception. As of December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $172.8 million which may be used to offset future taxable income. The Company also had federal research and development tax credit carryforwards and other federal tax credit carryforwards which aggregate to $4.0 million at December 31, 2012. These carryforwards expire at various times through 2032 and may be limited in their annual usage by Section 382 of the Internal Revenue Code, as amended, relating to ownership changes.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31, 2012 and 2011 (in thousands).

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$69,766	$41,237
Research and other credits	3,984	3,984
Other temporary differences	3,099	8,030

Deferred tax assets—before valuation allowance	76,849	53,251
Valuation allowance	(76,849)	(53,251)

Net deferred tax assets—after valuation allowance	$—	$—

The Company’s deferred tax assets represent an unrecognized future tax benefit. The Company has provided a full valuation allowance on its deferred tax assets at December 31, 2012 and 2011, as management believes it is more likely than not that the related deferred tax asset will not be realized. The reported amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses, primarily because of changes in the valuation allowance. The following table sets forth reconciling items from income tax computed at the statutory federal rate for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	6.2%	5.7%	3.4%
Research and other credits	0.0%	4.7%	2.4%
Permanent deductions	-2.5%	-1.8%	-2.6%
Valuation allowance	-38.7%	-43.6%	-38.2%
Effective tax rate	0.0%	0.0%	0.0%

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The Company has concluded that there are no significant uncertain tax positions requiring recognition

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

in the consolidated financial statements. The Company’s evaluation was performed for the tax periods from Inception to December 31, 2012, which remain subject to examination by major tax jurisdictions as of December 31, 2012.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with any material impact to its financial results.

16. Employee Benefit Plan

The Company’s employees participate in the Gevo, Inc. 401(k) Plan (the “401(k) Plan”). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees after three months of service with quarterly entry dates. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. The Company may make matching and/or discretionary contributions to the 401(k) Plan. Effective January 1, 2008, the Company began providing an employer match of 100% up to a maximum of 5% of compensation per employee, which vests over a period of approximately two years. Effective January 1, 2013, the Company elected to cease providing an employer match. During the years ended December 31, 2012, 2011 and 2010, and from Inception to December 31, 2012, the Company recorded $0.5 million, $0.4 million, $0.3 million and $1.5 million, respectively, in matching contributions.

17. Related-Party Transactions

A founder, consultant and former director of the Company, who owns common stock of the Company and is a holder of Company stock options, is a professor at the California Institute of Technology, which is a party to a license agreement and research agreements with the Company.

18. Commitments and Contingencies

Legal Matters. On January 14, 2011, Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP p.l.c. (“BP”) and E.I. du Pont de Nemours and Company (“DuPont”) filed a complaint (the “Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, the Company filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

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

On September 13, 2011, the Company filed an answer to the Amended Complaint in which it asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375, entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376, entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids,” both of

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

which were recently awarded to the Company by the United States Patent and Trademark Office. The counterclaim seeks a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims have been set for trial in August 2013.

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

On March 13, 2012, the Company filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00301-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,133,715 (the “’715 Patent”), entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’715 Patent claims recombinant microorganisms, including yeast, with modifications for the improved production of isobutanol. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

On April 17, 2012, the Company amended the Gevo Complaint to include allegations that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,158,404 (the “’404 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’404 Patent claims the reduction or elimination of important enzymes in a pathway in isobutanol- producing yeast. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On May 9, 2012, coordinated discovery was ordered for Case Nos. 1:12-cv-00070-SLR, 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, and 1:12-cv-00448-SLR. By virtue of the same order, discovery in Case No. 1:12-cv-00602-SLR was also coordinated with these cases.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

On June 19, 2012, the United States District Court for the District of Delaware denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by the Company of one or more claims made in the ’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax also filed a motion with the United States District Court for the District of Delaware seeking a temporary order to limit the Company’s activities with respect to the automotive fuel blending market while Butamax appeals the denial of its motion for preliminary injunction.

On July 6, 2012, the United States District Court for the District of Delaware issued a temporary order which stated, in part, that the Company could not deliver, provide, distribute, ship, release or transfer in any way bio-based isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction. The Company filed an appeal of the temporary order. Under the temporary order, the Company remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court of Appeals granted Gevo’s motion to stay the status quo order entered on July 6, 2012 by the United States District Court for the District of Delaware. On November 16, 2012, the Federal Circuit Court of Appeals affirmed the District Court’s denial of Butamax’s preliminary injunction motion.

On July 31, 2012, the Company filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “’089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On December 17, 2012, this case was transferred to the United States District Court for the District of Delaware as Case No. 1:12-cv-01724-SLR. On February 19, 2013, BP p.l.c. filed a motion seeking to dismiss our complaint for failure to state a claim against it. On March 8, 2013, we filed a response in opposition to B.P. p.l.c.’s motion. On March 18, 2013, B.P. p.l.c. filed its reply brief, and the issue has been submitted to the court for decision.

On July 31, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against the Company, as Case No. 1:12-cv-00999-SLR, seeking a judicial determination that the ’089 Patent is invalid and that Butamax and DuPont do not infringe it. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 6, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01014-SLR, alleging that the Company is infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On January 22, 2013, discovery in this case was consolidated with Case Nos. 1:12-cv-00070-SLR, 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, and 1:12-cv-00602-SLR.

On August 14, 2012, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas for declaratory judgment against Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC, as Case No. 2:12-cv-00435, seeking a judicial determination that a recently issued Butamax U.S. Patent No. 8,241,878 (the “’878 Patent”), entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof” is invalid and that the Company does not infringe it. On December 17, 2012, this case was transferred to the United States District Court for the District of Delaware as Case No. 1:12-cv-01725-SLR. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 14, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01036-SLR, alleging that the Company is infringing the ’878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

On September 25, 2012, the Company filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01202-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “’565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against the Company, as Case No. 1:12-cv-01201, seeking a judicial determination that the ’565 Patent is invalid and that Butamax and DuPont do not infringe it.

On September 25, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01200-SLR, alleging that the Company is infringing U.S. Patent No. 8,273,558, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01300-SLR, alleging that the Company is infringing U.S. Patent No. 8,283,144, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against us, as Case No. 1:12-cv-01301-SLR, seeking a judicial determination that Butamax is not infringing Gevo’s recently issued U.S. Patent No. 8,283,505, entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.”

On February 13, 2013, coordinated discovery was ordered for Case Nos. 1:12-cv-1036-SLR, 1:12-cv-1200-SLR, 1:12-cv-1201-SLR, 1:12-cv-1202-SLR, 1:12-cv-1300-SLR, 1:12-cv-1301-SLR, and 1:12-cv-1724-SLR.

On March 19, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment in the patent suit involving Butamax patents 7,851,188 and 7,993,889. Both parties had asked the Court to resolve certain issues regarding Butamax’s ‘188 and ‘889 patents without a trial by seeking summary judgment from the court. The summary judgment procedure permits, but does not require, a court to dispose of some or all issues prior to trial. Butamax had requested summary judgment that the Company infringed its patents, but the court denied Butamax’s request in its entirety. The Company moved for summary judgment of noninfringement, both as a matter of literal infringement and infringement under the doctrine of equivalents, and the court granted the Company’s motion regarding doctrine of equivalents infringement. The Company also requested summary judgment of invalidity of various claims in Butamax’s patents. The court granted this motion in part, ruling that Butamax’s claims related to the inactivation of competing pathways for carbon flow were invalid.

The court also provided certain claim construction rulings, including a ruling that Butamax’s patent claims were limited to an “acetohydroxy acid isomeroreductase” enzyme that is “NADPH-dependent.” The remaining issues were to be resolved by a jury trial, scheduled to commence on April 1, 2013.

On March 20, 2013, the U.S. District Court for the District of Delaware held the final pre-trial hearing leading up to the trial on Butamax’s patents, 7,851,188 and 7,993,889 scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that Gevo does not infringe Butamax’s patents under the court’s construction of a key claim term in Butamax’s patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the Court’s construction. In view of the Court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, judgment of no

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

infringement is expected to be entered in favor of Gevo. Butamax has announced that it will appeal the court’s claim construction and summary judgment rulings.

Due to the nature and status of this litigation, the Company has determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The trial on Gevo’s patents on PDC deletions and overexpression of AFT proteins is set for August 2013, and additional trials are currently scheduled for July 2014 and August 2015. The Company expects to continue to incur significant costs through the foregoing trial dates.

Leases. During the year ended December 31, 2012, the Company entered into a 6 year software license agreement. The Company concluded that the software license agreement qualifies as a capital lease. Accordingly, at December 31, 2012, the Company has capital lease liabilities of $0.1 million and $0.5 million included in accounts payable and accrued liabilities and other long-term liabilities, respectively.

The Company has operating leases for its office, research, and production facility in Englewood, Colorado (the “Colorado Facility”) with terms expiring in July 2013 and 2016. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.

Rent expense for the years ended December 31, 2012, 2011 and 2010, and from Inception to December 31, 2012, was $0.6 million, $0.6 million, $0.6 million and $3.2 million, respectively. The Company recognizes rent expense on its operating leases on a straight-line basis.

The table below shows the future minimum payments under non-cancelable operating leases and capital leases at December 31, 2012 (in thousands).

	Operating Leases	Capital Lease	Total Lease Payments
2013	$1,567	$148	$1,715
2014	1,567	153	1,720
2015	1,582	157	1,739
2016	1,326	162	1,488
2017	2,661	167	2,828

Total	$8,703	$787	$9,490

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2012 or 2011, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2012.

19. Fair Value Measurements and Fair Value of Financial Instruments

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

•	Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.

•

Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

•	Level 3 inputs are unobservable and corroborated by little or no market data.

Cash and Cash Equivalents. For cash and cash equivalents, the fair value, based upon Level 1 inputs, approximates carrying value due to the short-term nature of these instruments.

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. During the years ended December 31, 2012, the Company recognized a $0.3 million write-down of its corn inventory to market prices. The Company did not incur any write-down of corn to market prices during the years ended December 31, 2011 or 2010.

Derivative Assets and Liabilities. The fair value of exchange-traded derivative instruments is based on Level 1 inputs using quoted market prices. The fair value of exchange-traded derivative instruments was $0.3 million and $(0.2) million at December 31, 2012 and 2011, respectively.

The fair value of the Company’s forward contract derivative instruments are derived based upon a market approach using Level 2 inputs, including, the price at the delivery location adjusted for basis differentials, counterparty credit quality, the effect of the Company’s own credit worthiness, the time value of money and/or the liquidity of the market. The fair value of the Company’s forward contract derivative instruments were not material at December 31, 2012 and 2011.

See Note 2 for the Company’s policy on accounting for its derivative instruments.

Property, Plant and Equipment. The Company records its property, plant and equipment, primarily its Agri-Energy retrofit assets, at fair value only when events or changes in circumstances indicate that their carrying amount may not be recoverable undiscounted cash and the carry value it’s carrying value exceeds the undiscounted cash flows. The Company’s estimated cash flows for its Agri-Energy retrofit asset are based upon Level 3 cash flow inputs, primarily estimates associated with the following: (1) sales price of isobutanol and dried distiller grains; (2) cost of corn; (3) costs of nutrients and other production inputs. During the years ended

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010, the Company did not record any property, plant and equipment at fair value. See Note 1 for further discussion of the Company’s policies associated with impairment of its property, plant and equipment.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. At December 31, 2011, the carrying values of the Company’s debt obligations approximated their estimated fair value. The following table sets forth the principal balance of the Company’s secured debt obligation and the associated estimated fair value at December 31, 2012 (in thousands).

Issuance	Principal Balance	Estimated Fair Value
TriplePoint—Matures September 2014	$11,643	$10,604
TriplePoint—Matures October 2015	9,266	7,864
TriplePoint—Matures January 2016	4,689	3,929

Convertible Notes and Embedded Derivatives. In July 2012, the Company issued $42.3 million in Convertible Notes, net of $2.7 million in debt discounts. The Company has estimated the fair value of the Convertible Notes, including the embedded derivatives, to be $26.0 million at December 31, 2012 based upon Level 2 inputs, including the market price of the Convertible Notes derived from actual trades of the Convertible Notes. The Company has estimated the fair value of the embedded derivatives on a stand-alone basis to be $11.0 million at December 31, 2012 based upon Level 2 inputs. See Note 7 for the fair value inputs to estimating the fair value of the Convertible Notes with and without the embedded derivatives and the fair value of the embedded derivatives.

While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

20. Segments

The Company’s chief operating decision maker is provided with and reviews the financial results of each of the Company’s consolidated legal entities, Gevo, Inc., Gevo Development, LLC, and Agri-Energy, LLC. The Company organizes its business segments based on the nature of the products and services offered through each of its consolidated legal entities. All revenue is earned, and all assets are held, in the U.S. Prior to the acquisition of Agri-Energy, the financials of Gevo Development were aggregated with Gevo, Inc. due to its size compared to Gevo, Inc. and were not reported separately.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Gevo	$3,505	$807	$1,631
Gevo Development / Agri-Energy	20,880	63,742	14,765

Consolidated	$24,385	$64,549	$16,396

Operating income (loss):
Gevo	$(58,837)	$(46,155)	$(33,809)
Gevo Development / Agri-Energy	(12,600)	1,462	(1,704)

Consolidated	$(71,437)	$(44,693)	$(35,513)

Interest expense:
Gevo	$3,051	$1,381	$1,751
Gevo Development / Agri-Energy	3,287	2,196	623

Consolidated	$6,338	$3,577	$2,374

Depreciation expense:
Gevo	$1,200	$2,539	$2,639
Gevo Development / Agri-Energy	2,113	2,061	549

Consolidated	$3,313	$4,600	$3,188

Acquisitions of plant, property and equipment:
Gevo	$2,204	$1,397	$806
Gevo Development / Agri-Energy	50,228	6,618	—

Consolidated	$52,432	$8,015	$806

	December 31,
	2012	2011
Total assets:
Gevo	$130,900	$104,843
Gevo Development / Agri-Energy	83,872	66,304
Intercompany eliminations	(58,661)	(38,117)

Consolidated	$156,111	$133,030

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2012, and is incorporated into this Report by reference.

Item 11.	Executive Compensation

The information required by this item will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2012, and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2012, and is incorporated into this Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2012, and is incorporated into this Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December  31, 2012, and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are included:

Page
Report of Independent Registered Public Accounting Firm	98
Consolidated Balance Sheets—As of December 31, 2012 and 2011	99
Consolidated Statements of Operations—For the years ended December 31, 2012, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to December 31, 2012	100
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2012, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to December 31, 2012	101
Consolidated Statements of Cash Flows—For the years ended December 31, 2012, 2011 and 2010, and for the period from June 9, 2005 (date of inception) to December 31, 2012	105
Notes to Consolidated Financial Statements	107

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10

4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011	8-K	001-35073	October 26, 2011	10.7

10.1	Loan and Security Agreement, by and between Gevo, Inc. and Lighthouse Capital Partners V, L.P., dated December 18, 2006, as amended.	S-1	333-168792	August 12, 2010	10.1

10.2	Plain English Growth Capital Loan and Security Agreement, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.23

10.3	First Amendment to Plain English Growth Capital Loan and Security Agreement, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.2

10.4	Plain English Growth Capital Loan and Security Agreement, by and between Gevo Development, LLC and TriplePoint Capital, LLC, dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.24

10.5	Joinder Agreement and First Amendment, by and among Gevo Development, LLC, Agri-Energy, LLC and TriplePoint Capital, LLC, dated September 22, 2010, to the Plain English Growth Capital Loan and Security Agreement, by and between Gevo Development, LLC and TriplePoint Capital, LLC, dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.25

10.6	Amended and Restated Plain English Growth Capital Loan and Security Agreement, by and between Agri-Energy, LLC and TriplePoint Capital LLC, dated October 20, 2011.	10-K	001-05073	February 28, 2012	10-6

10.7	Plain English Limited Recourse Continuing Guaranty, by Gevo Development, LLC in favor of TriplePoint Capital LLC dated as of October 20, 2011.	8-K	001-35073	October 26, 2011	10.3

10.8	Amended and Restated Limited Recourse Membership Interest Pledge Agreement, by Gevo Development, LLC in favor of TriplePoint Capital LLC, dated as of October 20, 2011.	8-K	001-35073	October 26, 2011	10.4

10.9	First Amendment to Plain English Security Agreement, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.5

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.10	First Amendment to Plain English Security Agreement, by and between Agri-Energy, LLC and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.6

10.11†	Commercialization Agreement, by and between Gevo, Inc. and ICM, Inc., dated October 16, 2008.	S-1	333-168792	August 12, 2010	10.2

10.12†	Development Agreement, by and between Gevo, Inc. and ICM, Inc., dated October 16, 2008.	S-1	333-168792	November 4, 2010	10.3

10.13	Amendment No. 1, effective July 1, 2010, to the Development Agreement, by and between Gevo, Inc. and ICM, Inc., dated October 16, 2008.	S-1	333-168792	October 1, 2010	10.25

10.14†	Ethanol Purchasing and Marketing Agreement, by and between C&N Ethanol Marketing Corporation and Agri-Energy Limited Partnership, dated April 1, 2009.	S-1	333-168792	November 4, 2010	10.26

10.15	Exclusive Supply Agreement, by and among Gevo, Inc., LANXESS Inc. and LANXESS Corporation, dated January 14, 2011.	S-1	333-168792	January 19, 2011	10.32

10.16†	License Agreement, by and between Gevo, Inc. and Cargill Incorporated, effective February 19, 2009.	S-1	333-168792	August 12, 2010	10.4

10.17†	Exclusive License Agreement, by and between Gevo, Inc. and The Regents of the University of California, dated September 6, 2007, as amended.	S-1	333-168792	August 12, 2010	10.5

10.18†	License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005, as amended.	S-1	333-168792	November 4, 2010	10.6

10.19	Amendment No. 4, dated October 1, 2010, to the License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005.	S-1	333-168792	October 21, 2010	10.10

10.20†	Sublease, by and between Gevo, Inc. and Luzenac America, Inc., dated November 28, 2007.	S-1	333-168792	November 4, 2010	10.7

10.21†	First Amended and Restated Limited Liability Company Agreement of Gevo Development, LLC, dated August 5, 2010.	S-1	333-168792	November 4, 2010	10.8

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.22†	Isobutanol Joint Venture Agreement, by and between Gevo Development, LLC and Redfield Energy, LLC, dated June 15, 2011.	10-Q	001-35073	August 3, 2011	10.1

10.23†	Second Amended and Restated Operating Agreement of Redfield Energy, LLC, dated June 13, 2011.	10-Q	001-35073	August 3, 2011	10.2

10.24	International Off-Take and Distribution Agreement, by and between Gevo, Inc. and Sasol Chemical Industries Limited, dated July 29, 2011.	10-Q	001-35073	November 2, 2011	10.2

10.25#	2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.11

10.26#	Form of Restricted Stock Award Agreement under the 2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.12

10.27#	Form of Stock Option Agreement under the 2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.13

10.28#	2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.19

10.29#	Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15

10.30#	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.21

10.31#	Form of Stock Option Award Agreement under the 2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.22

10.32#	Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7

10.33#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1

10.34#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33

10.35#	Employment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.14

10.36#	Amendment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated December 21, 2011.	8-K	001-35073	December 27, 2011	10.1

10.37#	Employment Agreement, by and between Gevo, Inc. and Mark Smith, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.15

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.38#	Employment Agreement, by and between Gevo, Inc. and Christopher Ryan, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.16

10.39#	Employment Agreement, by and between Gevo, Inc. and David Glassner, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.17

10.40#	Employment Agreement, by and between Gevo, Inc. and Brett Lund, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.18

10.41#	Employment Agreement, by and between Gevo, Inc. and David N. Black, dated September 22, 2010.	S-1	333-168792	January 19, 2011	10.23

10.42#	Employment Agreement, by and between Gevo, Inc. and Michael A. Slaney, dated September 22, 2010.	S-1	333-168792	January 19, 2011	10.24

10.43	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1

10.44	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2

10.45	Second Amendment to the Plain English Security Agreement, made and entered into as of June 29, 2012, by and among Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.1

10.46	Second Amendment to Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.2

10.47	First Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, mad and entered into as of June 29, 2012, by and between Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.3

10.48†	Lease of Space between Hines REIT 345 Inverness Drive, LLC and Gevo, Inc					X

21.1	List of Subsidiaries.	S-1	333-168792	October 1, 2010	10.10

23.1	Consent of Deloitte & Touche, LLP.					X

24.1	Power of Attorney (see the signature page to this Report).					X

Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

101**	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplement ally to the SEC upon request.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.
**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEVO, INC.

By:	/s/ MARK SMITH
Mark Smith Chief Financial Officer

Date:	March 26, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ PATRICK R. GRUBER Patrick R. Gruber, Ph.D.	Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2013

/s/ MARK L. SMITH Mark Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2013

/s/ SHAI WEISS Shai Weiss	Chairman of the Board of Directors	March 26, 2013

/s/ CARLOS A. CABRERA Carlos A. Cabrera	Director	March 26, 2013

/s/ RUTH I. DREESSEN Ruth Dreessen	Director	March 26, 2013

Samir Kaul	Director	March 26, 2013

/s/ GANESH M. KISHORE Ganesh M. Kishore, Ph.D.	Director	March 26, 2013

/s/ STACY J. SMITH Stacy J. Smith	Director	March 26, 2013

/s/ GARY W. MIZE Gary W. Mize	Director	March 26, 2013

/s/ BRUCE A. SMITH Bruce A. Smith	Director	March 26, 2013

Signatures	Title	Date

/s/ BRUCE A. SMITH Bruce A. Smith	Director	March 26, 2013