Form 10-K/A
period 2012-12-31
Gevo, Inc.
filed 2013-04-12
CIK 1392380

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of March 31, 2013 was 43,966,309.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2012 of Gevo, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2013 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 26, 2013 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information relating to our executive officers and directors, please see the section entitled “Business – Executive Officers and Directors of the Registrant” in Item 1 of the Original Form 10-K.

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

The Board presently has nine members and is divided into three classes, designated Class I, Class II and Class III. Each class shall consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board and each class has a three-year term. Our directors are divided among each of the classes as follows:

•	the Class I directors are Patrick R. Gruber, Ganesh M. Kishore and Ruth I. Dreessen, and their terms will expire at the annual meeting of stockholders to be held in 2014;

•	the Class II directors are Stacy J. Smith, Carlos A. Cabrera and Samir Kaul, and their terms will expire at the annual meeting of stockholders to be held in 2015; and

•	the Class III directors are Shai Weiss, Bruce A. Smith and Gary W. Mize, and their terms will expire at the annual meeting of stockholders to be held in 2013.

At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.

Our amended and restated certificate of incorporation (the “Certificate of Incorporation”) provides that the authorized number of directors may be changed only by resolution of the Board. Directors may be removed only for cause by the affirmative vote of the holders of at least a majority of the votes that all our stockholders would be entitled to cast in an annual election of directors. Any vacancy on our Board, including a vacancy resulting from an enlargement of our Board, may be filled only by vote of a majority of our directors then in office, even if less than a quorum. Each director so chosen shall hold office until the next election of the class for which such director shall have been chosen and until his or her successor shall have been duly elected and qualified.

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

Mr. Shai Weiss is the Chairman of our Board and Dr. Patrick Gruber is our Chief Executive Officer. Mr. Weiss was originally elected to the Board in 2007 by Virgin Green Fund I, L.P. (“Virgin Green Fund”) pursuant to the terms of our Certificate of Incorporation, as in effect at that time. The Board believes that the current structure of a separate Chairman of the Board and Chief Executive Officer is the optimum structure for the Company at this time.

Information Regarding Board Committees

Our Board has established a standing Audit Committee, a standing Compensation Committee and a standing Nominating and Corporate Governance Committee to devote attention to specific subjects and to assist it in the discharge of its responsibilities. All three committees operate under written charters adopted by our Board, each of which is available on our website at http://ir.gevo.com under the heading “Corporate Governance.” Below is a description of each committee of our Board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company.

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

The current members of our Audit Committee are Ms. Ruth Dreessen and Messrs. Carlos Cabrera, Gary Mize and Bruce Smith, each of whom is a non-employee member of our Board. Ms. Dreessen was appointed to serve on the Audit Committee on March 14, 2012. Effective as of March 14, 2012, Ms. Dreessen was also appointed to replace Mr. Bruce Smith as the Chair of the committee. Our Board has determined that all members of our Audit Committee meet the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board has further determined that Ms. Dreessen is our audit committee financial expert, as that term is defined under the applicable rules of the SEC, and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Prior to the appointment of Ms. Dreessen to the Audit Committee, Mr. Bruce Smith was determined to be our audit committee financial expert. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ, a copy of which can be found on our website at http://ir.gevo.com under the heading “Corporate Governance.”

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

The current members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore, Mr. Gary Mize and Mr. Stacy Smith, each of whom is a non-employee member of our Board. Mr. Weiss serves as the Chair of the committee. Our Board has determined that each of the members of our Compensation Committee is an independent or outside director under the applicable rules and regulations of the SEC, NASDAQ and the Internal Revenue Code of 1986, as amended (the “Code”), relating to Compensation Committee independence. The Compensation Committee operates under a written charter, a copy of which can be found on our website at http://ir.gevo.com under the heading “Corporate Governance.” On an annual basis, the Compensation Committee reviews and evaluates its written charter and the performance of the committee and its members, including compliance of the committee with its written charter.

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

The current members of our Nominating and Corporate Governance Committee are Messrs. Shai Weiss, Carlos Cabrera and Bruce Smith, each of whom is a non-employee member of our Board. Mr. Weiss serves as the Chair of the committee. Our Board has determined that each of the members of our Nominating and Corporate Governance Committee is an independent director under the applicable rules and regulations of the SEC and NASDAQ relating to Nominating and Corporate Governance Committee independence. The Nominating and Corporate Governance Committee operates under a written charter, a copy of which can be found on our website at http://ir.gevo.com under the heading “Corporate Governance.” On an annual basis, the Nominating and Corporate Governance Committee reviews and evaluates its written charter and the performance of the committee and its members, including compliance of the committee with its written charter.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics which applies to all of our employees, officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions), directors and consultants. The full text of our code of business conduct and ethics has been posted on our website at http://ir.gevo.com under the heading “Corporate Governance.” We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on the review of copies of the reports we have received and written representations provided to us from the individuals required to file the reports, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2012.

Item	11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore, Mr. Gary Mize and Mr. Stacy Smith. None of the members of our Compensation Committee is or has been an officer or employee of the Company, and none of our executive officers currently serves, or in the past year has served, as a member of the board or compensation committee (or other committee serving an equivalent function) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

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

Director Compensation Table

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2012.

Name	Fees earned or paid in cash ($)	Option awards ($) (1)	Stock awards ($) (1)	All other compensation ($)	Total ($)
Shai Weiss (2)	-
Carlos A. Cabrera	50,000	39,795	62,501	-	152,296
Ruth Dreessen (3)	60,000	39,795	62,501	-	162,296
Ganesh M. Kishore, Ph.D.	50,000	39,795	62,501	-	152,296
Gary W. Mize (4)	41,667	39,795	62,501	-	143,963
Stacy J. Smith	50,000	39,795	62,501	-	152,296
Bruce A. Smith	50,000	39,795	62,501	-	152,296

(1)	The amounts in the “Option awards” and “Stock awards” columns reflect the aggregate grant date fair value of awards granted during the year ended December 31, 2012 in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option awards are set forth in Note 11 to our consolidated financial statements, which are included in the Original Form 10-K.
(2)	Mr. Weiss declined all compensation for his service as director during 2012.
(3)	Fees paid include an additional $10,000 paid to Ms. Dreessen as compensation for her service as Chair of the Audit Committee.
(4)	Mr. Mize was appointed to our Board in September 2011. The amount paid in 2012 reflected his service period from September 2012 through June 2013. Fees paid to other directors reflected the service period from June 2012 through June 2013.

Compensation Discussion and Analysis

Named Executive Officers

The individuals in the Summary Compensation Table set forth after this Compensation Discussion and Analysis are referred to as the “named executive officers.” Our named executive officers as of December 31, 2012 are:

•	Dr. Patrick R. Gruber, Chief Executive Officer

•	Mark Smith, Chief Financial Officer

•	Dr. Christopher Ryan, President, Chief Operating Officer and Chief Technology Officer

•	Brett Lund, Executive Vice President, General Counsel and Secretary

In addition to the named executive officers listed above, the following former executive officer is included in our Summary Compensation Table set forth in this Compensation Discussion and Analysis:

•	Dr. David Glassner, former Executive Vice President, Technology

Overview — Compensation Philosophy and Objectives

We believe that every aspect of our compensation programs, including the mix of short-term and long-term, cash and equity, and fixed and contingent payments should enhance the Company’s ability to maximize stockholder value over time. Our specific objectives consistent with that philosophy are to:

•	provide a target level of total compensation sufficient to attract and retain the talent needed to formulate and execute our strategies;

•	deliver compensation in a manner that aligns the interests of our executive officers with our stockholders; and

•	achieve our attraction and alignment goals at a reasonable cost to the stockholders, mindful of our competing needs of conserving cash and limiting stockholder dilution.

To meet these objectives, we provide each named executive officer a cash salary, annual incentive payments based upon the achievement of corporate goals established by the Compensation Committee, regular grants of equity and other benefits typical of a company in our sector. While our objectives guide the development of our compensation programs, the Compensation Committee has the prerogative to alter our programs and practices according to the evolving needs of the Company, within the constraints of any agreements in place with individual employees.

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

Role of Compensation Consultants

Effective April 21, 2011, our Compensation Committee appointed Hodak Value Advisors (the “Compensation Consultant”), an independent consultant, to formulate a report and make recommendations to our Compensation Committee regarding executive compensation. In 2012, the Compensation Consultant presented to our Compensation Committee information based on peer group and other market data supplemented by survey data for particular positions. The peer group companies chosen were primarily public biofuel and alternative energy companies that are comparable in size by market cap and are in similar stages of development as the Company. In making its report to the Compensation Committee, the Compensation Consultant used compensation peer data from the following companies:

A123 Systems, Inc.	EnerNOC, Inc.	Parabel, Inc. (formerly PetroAlgae)
American Superconductor	FuelCell Energy, Inc.	Rentech, Inc.
Amtech Systems, Inc.	Genomatica, Inc.	Solazyme, Inc.
Amyris, Inc.	KiOR, Inc.	Synthesis Energy Systems
BioFuel Energy Corp.	Luca Technologies	Syntroleum Corp.
Clean Energy Fuels Corp.	Metabolix, Inc.	Verenium Corp.
Codexis, Inc.	Myriant, Inc.
Energy Recovery, Inc.	Ormat Technologies, Inc.

The Compensation Committee used the peer group and market and survey data provided by the Compensation Consultant to make the initial determination of the competitiveness of target total compensation for each executive. Our Compensation Committee makes adjustments down or up from such market-based determination based on its comprehensive assessment of retention risk for each executive, based in part on input from our Chief Executive Officer with regard to the positions that report to him.

Board’s Consideration of Advisory Vote

In June 2011, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 95% of stockholder votes cast in favor of our say-on-pay resolution. As we evaluated our compensation practices and talent needs throughout fiscal 2012, our Board was mindful of the strong support our stockholders expressed for our philosophy of linking compensation to our operating objectives and the enhancement of stockholder value. We are holding another stockholder advisory vote on the compensation of our named executive officers at our upcoming Annual Meeting to be held on June 6, 2013.

Executive Compensation Program

Our executive compensation program consists of five elements: base salary; annual bonuses; equity-based awards; benefits; and severance/change of control protection. These components allow us to attract, retain and motivate our executives in accordance with our compensation objectives. Cash salary, a minimum level of guaranteed equity, and benefits typical of our sector comprise the fixed components of our total compensation. The variable components include a cash bonus and equity awards based in part on the performance of the Company.

Change of control and severance arrangements contribute to the retention of our employees and reduce the degree to which the possible loss of employment might affect our executives’ willingness to take risks and/or pursue strategic relationships and transactions that, while potentially beneficial to our stockholders, might result in the termination of the executives’ employment.

Our executives’ total compensation may vary significantly year to year based on Company, functional area and individual performance. Our Compensation Committee meets at least annually to evaluate and refine the this program to ensure that these elements are balanced, consistent with our compensation objectives to allow us to attract, retain and motivate our executives in a cost effective-manner.

Weighting of Elements in our Compensation Program

The allocation of emphasis across compensation elements is based on a subjective determination by the Compensation Committee of the importance of each element in meeting our overall objectives. In general, we seek to put a significant amount of each executive’s total potential compensation “at risk” based on corporate and/or individual performance. We believe that, as is common in the technology sector, stock option and other equity-based awards are significant in attracting and retaining employees and that salary and bonus levels are, in many instances, secondary considerations to many employees, particularly at the executive and managerial levels.

Base Salary

We provide a base salary to our named executive officers and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year. Base salary will typically be used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, and should reflect the overall sustained performance and contributions to us over time. For newly hired executive officers, the Compensation Committee considers the base salary of the individual at his or her prior employment and any unique personal circumstances that motivated the executive to leave that prior position and join us. Once base pay levels are initially determined, increases in base pay are generally made as appropriate to recognize changes in the competitive landscape, or enhanced roles or responsibilities.

The base salaries of Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith were established in agreements made in June 2010, which became effective upon the closing of our initial public offering. In December 2011, the Compensation Committee increased the base salaries of Drs. Ryan and Glassner in recognition of the additional responsibilities assumed by each executive. Dr. Glassner’s employment with the Company terminated in September 2012. In April 2012, the Company amended Mr. Lund’s employment agreement to, among other things, reflect an increase in the base salary of Mr. Lund from $300,000 to $325,000 per year. None of our executives is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. However, on a periodic basis, base salaries for our executives, together with other components of compensation, are evaluated.

The following table sets forth information regarding base salaries for fiscal year 2012 for our named executive officers:

Name of Executive Officer	2012 Base Salary Rate
Patrick R. Gruber, Ph.D.	$500,000
Mark Smith	325,000
Christopher Ryan, Ph.D.	335,000
Brett Lund, J.D., M.B.A. (1)	325,000
David Glassner, Ph.D. (2)	325,000

(1)	Effective March 14, 2012, Mr. Lund’s base salary was increased from $300,000 to $325,000.
(2)	Effective September 28, 2012, Dr. Glassner’s employment with the Company terminated.

Annual Bonuses

Target annual bonuses are an important component of the total target compensation necessary to attract and retain our needed talent. Annual bonus awards, to the extent they are earned, align the interests of executive officers and stockholders, in accordance with our compensation philosophy, by rewarding, and thereby encouraging, the achievement of value-creating goals of the Company.

Under the terms of the June 2010 agreements with Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith which became effective upon the closing of our initial public offering, each executive is entitled to receive a bonus based on the achievement of certain business goals set by our Board on an annual basis. The target annual bonuses for our named executive officers, expressed as a percentage of their base salary, are as follows:

Name of Executive Officer	2012 Target Bonus (as % of 2012 base salary)
Patrick R. Gruber, Ph.D.	50.0%
Mark Smith	40.0
Christopher Ryan, Ph.D.	40.0
Brett Lund, J.D., M.B.A. (1)	40.0
David Glassner, Ph.D. (2)	40.0

(1)	Effective March 14, 2012, Mr. Lund’s target annual bonus was increased from 30% to 40% of salary.
(2)	Effective September 28, 2012, Dr. Glassner’s employment with the Company terminated. As such, he was not eligible for a 2012 bonus payment.

In March 2012, our Compensation Committee adopted the 2012 incentive bonus plan, under which the annual bonus milestones set forth below were used along with corporate and individual performance milestones set by our Compensation Committee and our Chief Executive Officer in order to assess the performance of our named executive officers for purposes of the annual bonus (except that individual performance milestones for our Chief Executive Officer are set exclusively by members of our Compensation Committee). During 2012, our Compensation Committee, with input from our Chief Executive Officer, established four categories of corporate performance milestones: (i) milestones related to the completion of the retrofit of the Luverne, Minnesota facility; (ii) milestones related to isobutanol production levels at our Luverne, Minnesota facility; (iii) milestones related to financial performance; and (iv) milestones related to fundraising. The milestones for completion of the retrofit to isobutanol production of the Luverne, Minnesota facility were carried forward from the 2011 performance milestones as these performance milestones were established for partial payment in each of 2011 and 2012. The milestones apply equally to all of the executives as a team. In December 2012, our Compensation Committee determined that the Company had achieved 36% of its corporate performance targets and the Company performance factor was set at 36% of the target incentive bonuses for each of the executives. Following the determination of the Compensation Committee of the Company’s performance factor, our named executive officers waived their bonuses for the year ended December 31, 2012

The following formula can be used to calculate the incentive bonus payment to be made to a named executive officer:

Bonus Amount = (Base Salary) × (Target Percentage) × (Company Performance Factor)

Name of Executive Officer	Bonus Target (base salary * target %)	2012 Company Performance Factor	2012 Bonus	Waived Payment	2012 Bonus Payment
Patrick R. Gruber, Ph.D.	$250,000	36%	$90,000	$(90,000)	-
Mark Smith	130,000	36%	46,800	(46,800)	-
Christopher Ryan, Ph.D.	134,000	36%	48,240	(48,240)	-
Brett Lund, J.D., M.B.A	130,000	36%	46,800	(46,800)	-
David Glassner, Ph.D.	N/A	N/A	N/A	N/A	N/A

Dr. Glassner was not eligible for an annual performance bonus for 2012 following termination of his employment with the Company effective September 28, 2012.

In addition to the annual bonus, the employment agreements provide that additional bonus amounts may be paid, at the discretion of our Board, to reflect each executive’s contributions to the accomplishment of our long-range business goals, the success of the corporate strategies in which the executive participates and the unique services that the executive provides in connection with increasing stockholder value. No discretionary amounts were paid under these provisions in 2012.

Equity-based Awards

We provide equity-based awards to our executives as a component of competitive target total pay, and as a vehicle for enhancing ownership by our executives to better align their interests with the interests of our stockholders and to foster a culture of ownership. We typically make an initial equity award of stock options to new employees and periodic grants at other times, as approved by the Compensation Committee. Generally our Compensation Committee recommends, and our Board approves, equity awards during its first formal meeting of the fiscal year, which generally occurs in March. Grants of restricted stock typically vest over three years. Grants of options have an exercise price that is at least equal to the fair market value of our common stock on the date of grant, as determined by our Board. For options granted to our named executive officers in 2010 and earlier, vesting commenced upon the executive officer’s respective date of hire, and continues over four years, subject to the executives’ continued employment with the Company. For the options granted to our named executive officers in 2012, vesting generally commenced upon the date of grant, and continues over three years, subject to the executives’ continued employment with the Company.

The June 2010 employment agreements with Drs. Gruber (as amended) and Ryan and Messrs. Lund and Mark Smith provide for and the June 2010 employment agreement of Dr. Glassner provided for annual equity incentive awards with the following fair market values on the date of grant:

Name of Executive Officer	Annual Minimum Equity Award		Target Equity Award	Actual Equity Award Granted in Fiscal Year 2012
Patrick R. Gruber, Ph.D.	$-	(1)	$850,000	$695,609
Mark Smith	200,000		595,000	486,921
Christopher Ryan, Ph.D.	200,000		595,000	486,921
Brett Lund, J.D., M.B.A.	65,000	(2)	595,000	535,962
David Glassner, Ph.D.	75,000		N/A	282,338

(1)	Dr. Gruber’s employment agreement was amended in December 2011 and he is no longer entitled to a guaranteed annual equity award.
(2)	Effective April 5, 2012, Mr. Lund’s employment agreement was amended to permit the Chief Executive Officer to grant Mr. Lund additional annual equity incentive awards with a fair market value on the date of grant of up to $270,000 per year.

The employment agreements of Dr. Ryan and Messrs. Lund and Mark Smith provide that each executive may be granted additional annual equity incentive awards over the minimum amounts included in the above table. Dr. Glassner’s employment with the Company terminated effective September 28, 2012.

On March 14, 2012, Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith were granted aggregate annual equity incentive awards, based in part on the performance of the Company, and in accordance with the terms of their employment agreements. Dr. Gruber was granted 42,500 stock options and 45,165 restricted shares of common stock, Dr. Ryan was granted 29,750 stock options and 31,615 restricted shares of common stock, Dr. Glassner was granted 17,250 stock options and 18,332 restricted shares of common stock, Mr. Lund was granted 16,250 stock options and 17,269 restricted shares of common stock and Mr. Mark Smith was granted 29,750 stock options and 31,615 restricted shares of common stock, with fair market values on that date of approximately $695,609, $486,921, $282,338, $265,968 and $486,921, respectively. In addition, Mr. Lund was granted an additional 21,492 stock options and 14,346 restricted shares of common stock with an estimated fair market value on that date of $269,994. The vesting of the stock options and the restricted shares of common stock in the additional grant is contingent upon Mr. Lund’s individual performance as it relates to the establishment and protection of the Company’s intellectual property estate.

Effective April 5, 2012, Mr. Lund’s employment agreement was amended to permit the Chief Executive Officer to grant Mr. Lund additional annual equity incentive awards with a fair market value on the date of grant of up to $270,000 per year in such amounts and subject to such terms (including performance-based terms) that the Chief Executive Officer deems appropriate.

On December 8, 2011, in order to enhance the alignment of the interests of Dr. Glassner, our then Executive Vice President, Technology, with those of our stockholders, Dr. Glassner was granted 37,370 restricted shares of common stock with an estimated fair value of approximately $250,000. The vesting of the restricted shares of common stock was contingent upon the successful start-up of isobutanol production at and shipment of product from our Luverne, Minnesota facility prior to July 1, 2012 and Dr. Glassner’s continuous service to us through that date. This vesting condition was deemed not to have been met and the restricted shares were forfeited effective July 1, 2012.

On December 8, 2011, in order to retain Mr. Lund, our Executive Vice President, General Counsel and Secretary, and to enhance the alignment of his interests with those of our stockholders, Mr. Lund was granted 37,370 restricted shares of common stock with an estimated fair value of approximately $250,000. The vesting of the restricted shares of common stock was contingent upon our ability to sell isobutanol produced at our Luverne, Minnesota facility without legal impediment upon commencement of commercial production and Mr. Lund’s continuous service to us through that date. The vesting condition for these restricted shares was deemed to have been met on August 30, 2012 and the restrictions were removed as of that date.

Effects of Dr. Gruber’s December 2011 Amendment Agreement on Cash Payments in 2012

Effective December 21, 2011, we entered into an employment agreement amendment (the “Amendment Agreement”) with Dr. Gruber, our Chief Executive Officer, whereby all options to purchase common stock of the Company that had been granted to Dr. Gruber in fiscal years 2008, 2009 and 2010 immediately became unvested (to the extent previously vested) and subject to a revised three-year vesting schedule. Pursuant to the Amendment Agreement, an aggregate of 624,505 options that were previously vested and exercisable (or approximately 64% of the vested options held by Dr. Gruber with an estimated fair value of $3.0 million) became unvested. In addition, the guaranteed portion of Dr. Gruber’s annual equity award, worth $600,000 per year, was eliminated, and his overall target equity award was reduced by the same amount. In exchange for these concessions, Dr. Gruber was granted a cash award of $3,000,000, $1,500,000 of which was payable within six months of the effective date of the Amendment Agreement, subject to Dr. Gruber’s continued employment with the Company. In order to ensure that the overall payment to Dr. Gruber did not adversely impact the Company’s cash position and to create alignment with stockholder interests, the balance of $1,500,000 was contingent upon the completion of a qualified equity or debt financing transaction resulting in aggregate gross proceeds to the Company of at least $50,000,000. The $1,500,000 cash award payable within six months of the effective date of the Amendment Agreement was paid in three equal installments of $500,000 each in December 2011, March 2012 and June 2012. The Board determined that the terms of the contingent $1,500,000 payment were achieved upon the closing of the Company’s equity and debt offerings generating gross proceeds of approximately $106,875,000 on July 5, 2012. Accordingly, the contingent $1,500,000 payment was paid in July 2012.

Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our Gevo, Inc. employees:

•	health, dental and vision insurance;

•	life insurance, short- and long-term disability, accidental death and dismemberment;

•	a 401(k) plan; and

•	a medical and dependent care flexible spending account.

We believe these benefits are consistent with companies with which we compete for employees

Severance/Termination-Based Compensation

Our Compensation Committee provides our executives with termination protection when it determines that such protection is necessary to attract or retain an executive. Under the terms of the June 2010 employment agreements of Drs. Gruber, Ryan and Glassner and Messrs. Lund and Mark Smith, each executive officer is entitled to receive severance payments and benefits in the event that he is terminated without cause or resigns for good reason. Dr. Glassner’s termination effective September 28, 2012 was in accordance with the termination clauses included in his employment agreement. The employment agreements also provide payments to these named executive officers in the event of a change of control and provide for certain benefits in the event that an executive is terminated upon or within 90 days following a change of control.

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

Risks Related to Compensation Policies and Practices

The Compensation Committee has considered whether the Company’s overall compensation program for its employees creates incentives for employees to take excessive or unreasonable risks that could materially harm the Company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted and the uniformity of compensation policies across the Company, which the Compensation Committee regards as setting an appropriate level of risk taking for the Company. We also believe the Company’s internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing the Company to a harmful long-term business transaction in exchange for short-term compensation benefits.

2012 Summary Compensation Table

The following table summarizes the compensation earned by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers during the year ended December 31, 2012. In this Compensation Discussion and Analysis, we refer to these officers as our named executive officers.

Name and Principal position	Year	Salary (1)	Bonus (2)	Stock Awards (3)		Option Awards (3)		Non-Equity Incentive Plan Compensation (4)	All Other Compensation		Total
Patrick R. Gruber, Ph.D.	2012	$500,000	$-	$425,003		$270,606		$2,500,000	$38,243	(5)	$3,733,852
Chief Executive Officer, Director	2011	488,923	312,500	-		1,494,373	(6)	500,000	31,995	(5)	2,827,791
	2010	384,385	150,000	-		681,765		-	54,504	(5)	1,270,654

Mark L. Smith	2012	325,000	-	297,497		189,424		-	12,250	(7)	824,171
Chief Financial Officer	2011	318,846	162,500	-		595,651		-	12,250	(7)	1,089,247
	2010	275,000	104,250	-		129,527		-	11,069	(7)	519,846

Christopher Ryan, Ph.D.	2012	334,808	-	297,497		189,424		-	42,749	(8)	864,478
President, Chief Operating Officer	2011	320,077	162,500	595,003		-		-	15,604	(8)	1,093,184
and Chief Technology Officer	2010	285,000	121,950	-		294,923		-	31,107	(8)	732,980

Brett Lund, J.D., M.B.A	2012	319,519	-	297,497		238,465		-	12,250	(10)	867,731
Executive Vice President, General	2011	288,923	112,500	575,012	(9)	-		-	11,185	(10)	987,620
Counsel and Secretary

David Glassner, Ph.D.	2012	249,519	-	172,504		109,834		-	595,498	(12)	1,127,355
Former Executive Vice President,	2011	291,385	112,500	595,013	(11)	-		-	12,250	(12)	1,011,148
Technology	2010	230,000	-			156,067		-	12,250	(12)	398,317

(1)	For information regarding the annual salary rate of our named executive officers, see “Employment Arrangements” below.
(2)	The 2012 bonus amounts were waived by our named executive officers. For 2011 and 2010, the “Bonus” column represents bonuses earned on the basis of performance relative to target bonus metrics. See “Compensation Discussion and Analysis” above for a discussion of how the bonus program worked in operation. See also “Grants of Plan-Based Awards in Fiscal Year 2012” under the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” for the target amounts named executive officers were eligible to earn in 2012. Our Board retained discretion to approve payments in excess of the target.
(3)	The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of awards granted during each respective year for each named executive officer, in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option awards are set forth in Note 11 to our consolidated financial statements, which are included in the Original Form 10-K.
(4)	A total of $3,000,000 in non-equity payments were made to Dr. Gruber in 2011 and 2012 in consideration for his Amendment Agreement of December 2011 (see the sections entitled “Effects of Dr. Gruber’s December 2011 Amendment Agreement on Cash Payments in 2012” above, and “Employment Arrangements—Patrick Gruber Ph.D.” below). The Amendment Agreement provided for $1,500,000 to be made in three equal payments of $500,000 each in December 2011, March 2012 and June 2012. The 2011 amount above reflects the payment of December 2011. The other two $500,000 payments are reflected in the 2012 amount. The Amendment Agreement also provided for one payment of $1,500,000 due upon consummation of a debt offering or equity offering, or combination thereof, in an aggregate amount of $50,000,000. Upon closing of the Company’s concurrent equity and convertible debt offerings with aggregate proceeds of $106,875,000 on July 5, 2012 this term was determined to have been met by the Board and Dr. Gruber received a payment of $1,500,000 in July 2012.
(5)	For 2012, represents $24,150 for payments to maintain a corporate apartment, $10,890 for gross up tax assistance provided and $3,203 in other benefits provided. For 2011, represents $22,051 for payments to maintain a corporate apartment and $9,943 for gross-up tax assistance provided. For 2010, represents $12,250 for Company match on 401(k) plan, $29,122 for payments to maintain a corporate apartment and $13,132 for gross-up tax assistance provided.
(6)	For 2011, includes $43,000 relating to the Amendment Agreement for the incremental fair value of the stock option awards subject to modified vesting.
(7)	For each of 2012 and 2011, represents $12,250 for Company match on 401(k) plan. For 2010, represents $11,069 for Company match on 401(k) plan.
(8)	For 2012, represents $12,250 for Company match on 401(k) plan, $21,020 for health benefits and $9,479 in gross up tax benefits. For 2011, represents $12,250 for Company match on 401(k) plan and $3,354 in other benefits provided. For 2010, represents $12,250 for Company match on 401(k) plan, $4,306 for gross-up tax assistance provided and $14,551 in relocation assistance.
(9)	For 2011, represents $325,006 relates to a stock award which vests over 36 months from March 23, 2011 and $250,005 relates to a stock award granted in December 2011 that vests upon the achievement of certain performance criteria.
(10)	For 2012, represents $12,250 for Company match on 401(k) plan. For 2011, represents $11,185 for Company match on 401(k) plan.
(11)	For 2011, represents $345,008 relates to a stock award which vests over 36 months from March 23, 2011 and $250,005 relates to a stock award granted in December 2011 that vests upon the achievement of certain performance criteria, which were not achieved.
(12)	For 2012 represents $551,578 paid to Dr. Glassner in accordance with his severance effective September 28, 2012 under terms of his employment agreement (see the section entitled “Employment Arrangements – David Glassner, Ph.D.” below) and $12,250 for Company match on 401(k) plan. For 2011 and 2010, represents $12,250 for Company match on 401(k) plan.

Grants of Plan-Based Awards in 2012 Table

All options granted to our named executive officers are non-statutory stock options. The exercise price per share of each option granted to our named executive officers was equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant. We also make grants of restricted shares of our common stock.

The following table shows information regarding grants of equity awards to our named executive officers during the year ended December 31, 2012.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards ($) (2)	All Other Stock Awards; Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($)
Name of Executive Officer	Grant Date	Targets ($)
Patrick R. Gruber, Ph.D.	3/14/2012		42,500	$9.41	270,606
	3/14/2012					45,165	425,003
		250,000
Mark L. Smith	3/14/2012		29,750	$9.41	189,424
	3/14/2012					31,615	297,497
		130,000
Christopher Ryan, Ph.D.	3/14/2012		29,750	$9.41	189,424
	3/14/2012					31,615	297,497
		134,000
Brett Lund, J.D., M.B.A	3/14/2012		21,492	$9.41	134,998
	3/14/2012		16,250	$9.41	103,467
	3/14/2012					14,346	134,996
	3/14/2012					17,269	162,501
		130,000
David Glassner, Ph.D.	3/14/2012		17,250	$9.41	109,834
	3/14/2012					18,332	172,504
		N/A (3)

(1)	This column shows the awards that were possible at the target level of performance. The column titled “Bonus” in the Summary Compensation Table shows the actual awards paid for fiscal year 2012 to our named executive officers under the 2012 cash incentive bonus program.
(2)	The amounts set forth in the “Grant Date Fair Value of Option Awards” column reflect the aggregate grant date fair value of awards determined in accordance with FASB ASC Topic 718. The assumptions used in determining such amounts are described in Note 11 to our consolidated financial statements included in the Original Form 10-K.
(3)	Dr. Glassner’s employment with the Company terminated September 28, 2012 and he was therefore ineligible for future payouts under our Non-Equity Incentive Plan Awards at December 31, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table shows the grants of stock options to our named executive officers that were outstanding on December 31, 2012, the last day of our fiscal year.

				Option Awards				Stock Awards
				Number of	Number of			Number of
				Securities	Securities			Shares or	Market Value
				Underlying	Underlying			Units of Stock	of Shares or
		Vesting		Unexercised	Unexercised	Option	Option	That Have	Units That
		Commencement		Options (#)	Options (#)	Exercise	Expiration	Not Vested	Have Not Yet
Name	Grant Date	Date		Exercisable	Unexercisable	Price ($)	Date	(#)	Vested ($) (6)
Patrick R. Gruber, Ph.D.	5/2/2007	5/2/2007	(1)	353,183	-	0.46	5/2/2017	-	-
	7/1/2008	12/21/2012	(7)	107,986	215,973	1.16	7/1/2018	-	-
	11/16/2009	12/21/2012	(7)	80,930	161,860	2.70	11/16/2019	-	-
	6/3/2010	12/21/2012	(7)	35,000	70,000	10.07	6/3/2020	-	-
	3/23/2011	3/23/2011	(2)	70,779	50,556	17.53	3/23/2021	-	-
	3/14/2012	3/14/2012	(2)	10,625	31,875	9.41	3/14/2022	-	-
	3/14/2012	3/14/2012	(4)					33,874	52,166
Mark L. Smith	12/4/2008	11/5/2008	(3)	125,000	-	1.16	12/4/2018	-	-
	11/16/2009	11/5/2008	(3)	15,000	-	2.70	11/16/2019	-	-
	6/3/2010	11/5/2008	(3)	19,500	-	10.07	6/3/2020	-	-
	3/23/2011	3/23/2011	(2)	29,044	20,745	17.53	3/23/2021	-	-
	3/14/2012	3/14/2012	(2)	7,438	22,312	9.41	3/14/2022	-	-
	3/14/2012	3/14/2012	(4)					23,711	36,515
Christopher Ryan, Ph.D.	11/16/2009	6/15/2009	(3)	153,125	21,875	2.70	11/16/2019	-	-
	6/3/2010	6/15/2009	(3)	38,500	5,500	10.07	6/3/2020	-	-
	3/14/2012	3/14/2012	(2)	7,438	22,312	9.41	3/14/2022	-	-
	3/23/2011	3/23/2011	(4)					14,143	21,780
	3/14/2012	3/14/2012	(4)					23,711	36,515

Brett Lund, J.D., M.B.A	12/17/2007	12/17/2007	(3)	30,000	-	0.49	12/17/2017	-	-
	8/11/2008	12/17/2007	(3)	30,000	-	1.16	8/11/2018	-	-
	11/16/2009	12/17/2007	(3)	31,000	-	2.70	11/16/2019	-	-
	6/3/2010	12/17/2007	(3)	68,500	-	10.07	6/3/2020	-	-
	3/14/2012			-	21,492	9.41	3/14/2022	-	-
	3/14/2012	3/14/2012	(2)	4,063	12,187	9.41	3/14/2022	-	-
	3/23/2011	3/23/2011	(4)					7,725	11,897
	3/14/2012		(5)					14,346	22,093
	3/14/2012	3/14/2012						12,952	19,946

(1)	Each option vests as to 1/5th of the total number of shares subject to the option on the first anniversary of the vesting commencement date, and 1/60th of the total number of shares subject to the option shall vest monthly thereafter until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements—Patrick Gruber, Ph.D.” below.
(2)	1/36th of the total number of shares subject to the option shall vest monthly after the vesting commencement date until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements” below.
(3)	Each option vests as to 1/4th of the total number of shares subject to the option on the first anniversary of the vesting commencement date, and 1/48th of the total number of shares subject to the option shall vest monthly thereafter until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements” below.
(4)	1/36th of the total number of shares subject to the stock award shall vest monthly after the vesting commencement date until all shares are vested. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements” below.
(5)	Stock award vests upon the completion of performance criteria. See the section entitled “Equity-based Awards” above. Vesting is accelerated in certain situations. See the section entitled “Employment Arrangements” below.
(6)	Amounts listed represent the aggregate market value of the unvested restricted stock awards held by the named executive officers as of December 31, 2012, based on the closing price of a share of the Company’s common stock of $1.54 on December 31, 2012.
(7)	Each option vests as to 1/3rd of the total number of shares subject to the option on December 21, 2012, and 1/36th of the total number of shares subject to the option shall vest monthly thereafter until all shares are vested. See the section entitled “Employment Arrangements—Patrick Gruber, Ph.D.” below.

Option Exercises and Stock Vested During Fiscal Year 2012

No options were exercised by our named executive officers who were employees as of December 31, 2012 during the fiscal year ended December 31, 2012. Dr. Glassner, our former Executive Vice President, Technology, whose employment terminated on September 28, 2012, exercised 108,296 options during the year ended December 31, 2012. Dr. Glassner realized a net gain of $97,398 upon exercise and sale of the referenced stock options.

For Drs. Gruber and Ryan and Messrs. Lund and Mark Smith, restricted shares of common stock awarded during 2012 and 2011 vested in the amounts of 11,291, 19,218, 47,867 and 7,904 shares, respectively, during fiscal year ended December 31, 2012. The fair market value of these restricted shares of common stock as of the vesting dates in 2012, were $48,126, $95,143, $184,259 and $33,688 for Drs. Gruber and Ryan and Messrs. Lund and Mark Smith, respectively.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Employment Arrangements

Patrick Gruber, Ph.D.

On July 1, 2008, we entered into an employment agreement with Dr. Patrick Gruber, our Chief Executive Officer and a member of our Board, which provided for an annual base salary of $350,000, and an incentive bonus of up to $75,000 per year based on his achievement of certain milestones determined by our Board on an annual basis. Pursuant to that employment agreement, Dr. Gruber was granted options to purchase 323,959 shares of our common stock under the 2006 omnibus securities and incentive plan (the “2006 Plan”). Effective June 1, 2010, our Compensation Committee approved an increase in Dr. Gruber’s annual base salary to $410,000.

On June 4, 2010, we entered into a new employment agreement with Dr. Gruber, which became effective upon the closing of our initial public offering. This agreement superseded and terminated Dr. Gruber’s previous employment agreement. Under the June 4, 2010 employment agreement, Dr. Gruber’s base salary is $500,000 per year, subject to annual review and adjustment by our Board. Dr. Gruber is eligible to receive an annual bonus of up to 50% of his base salary based on the achievement of certain business goals set by our Board on an annual basis, and may receive additional bonus amounts at the discretion of our Board. Pursuant to the terms of the June 4, 2010 employment agreement, Dr. Gruber was eligible to receive an annual incentive award with a fair market value equal to $600,000 on the date of grant, consisting of restricted stock and/or stock options, and could receive additional stock awards at the discretion of our Board, not to exceed $850,000 for the first year. Dr. Gruber is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

On December 21, 2011, we entered into an Amendment Agreement with Dr. Gruber in order to retain Dr. Gruber and to enhance the alignment of his interests with those of our stockholders. Upon the effectiveness of the Amendment Agreement, all options to purchase our common stock that had been granted to Dr. Gruber in fiscal years 2008, 2009 and 2010 immediately became unvested (to the extent previously vested) and subject to a revised three-year vesting schedule. Pursuant to the Amendment Agreement, an aggregate of 624,505 options that were previously vested and exercisable (or approximately 64% of the vested options held by Dr. Gruber) became unvested. In addition, the guaranteed portion of Dr. Gruber’s annual equity award, worth $600,000 per year, was eliminated, and his overall target equity award was reduced by the same amount. In exchange for these concessions, Dr. Gruber was granted a cash award of $3,000,000, $1,500,000 of which was payable within six months of the effective date of the Amendment Agreement, subject to Dr. Gruber’s continued employment with the Company, and the balance of $1,500,000 of which was contingent upon the completion of a qualified equity or debt financing transaction resulting in aggregate gross proceeds to the Company of at least $50,000,000. The $1,500,000 cash award payable within six months of the effective date of the Amendment Agreement was paid in three equal installments of $500,000 each in December 2011, March 2012 and June 2012. The Board determined that the terms of the contingent $1,500,000 payment were achieved upon the closing of the Company’s equity and debt offerings, generating gross proceeds of approximately $106,875,000, on July 5, 2012. Accordingly, the contingent $1,500,000 was paid in July 2012.

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

Christopher Ryan, Ph.D.

On May 22, 2009, we entered into an offer letter agreement with Dr. Christopher Ryan, our President, Chief Operating Officer and Chief Technology Officer, which provided for an annual base salary of $285,000 and a grant of options to purchase 168,000 shares of our common stock under the 2006 Plan. Dr. Ryan was actually granted options to purchase 175,000 shares of our common stock under the 2006 Plan, the additional options were issued due to subjective factors and to account for dilution based on the timing of the grant.

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

On June 4, 2010, we entered into an employment agreement with Dr. Glassner, which became effective upon the closing of our initial public offering. Under the June 4, 2010 employment agreement, Dr. Glassner’s base salary is $300,000 per year, subject to annual review and adjustment by our Board. On December 8, 2011, Dr. Glassner’s base salary was increased to $325,000 per year effective January 1, 2012. Dr. Glassner was eligible to receive an annual bonus of up to 30% of his base salary based on the achievement of certain business goals set by our Board on an annual basis. Dr. Glassner may also receive additional bonus amounts at the discretion of our Board. On December 8, 2011, Dr. Glassner’s annual incentive bonus target was increased to 40% of his annual base salary effective January 1, 2012. Pursuant to the terms of the June 4, 2010 employment agreement, Dr. Glassner was eligible to receive an annual incentive award with a fair market value equal to $75,000 on the date of grant, consisting of restricted stock and/or stock options, and may receive additional stock awards at the discretion of our Board, not to exceed $270,000 for the first year. Dr. Glassner was also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

Effective September 28, 2012, Dr. Glassner’s employment with us was terminated. Under the terms of his employment agreement, he was entitled to receive his full base salary through the date of termination, a bonus equal to $69,866, representing the average of the annual bonuses paid to him in each of the three years preceding the termination, prorated to the date of termination, and upon the execution of a general release of claims in favor of the Company within 60 days of the date of termination, a lump-sum payment of $455,000, representing one year of his base salary then in effect plus 100% of his eligible bonus for the preceding year. Dr. Glassner was also paid $26,712 in lieu of receiving 30 days’ notice of termination of his employment with the Company. Additionally, Dr. Glassner and his family will receive continued coverage under our Company sponsored group health plan in which he was enrolled at the time of his termination through March 31, 2013. Further, as of September 28, 2012, all of his outstanding unvested stock options and other equity awards immediately vested.

Potential Payments Upon Termination and Change of Control

In June 2010, we entered into new employment agreements with each of Drs. Gruber and Ryan and Messrs. Lund and Mark Smith which became effective upon the closing of our initial public offering. Under these employment agreements, in the event of a change of control, each of these executives (if still employed by the Company) is entitled to receive a lump-sum payment equal to two times the sum of (i) his annual base salary in effect immediately prior to such change of control and (ii) 100% of his eligible bonus for the year preceding the change of control. If upon or within 90 days after a change of control, any such executive is terminated without cause, or terminates his employment with us for good reason, he will keep the change of control payment described above and he and his family will be entitled to receive continued coverage under any Company sponsored group health plan in which he was enrolled at the time of his termination for a period of six months following his termination date (or twelve months in the case of Dr. Gruber), but he will not be entitled to any other termination benefits. On the date any such executive becomes entitled to receive a change of control payment, all of his outstanding unvested stock options and other equity awards shall immediately vest. Change of control is defined as the acquisition by any person or group of all or substantially all of our assets through sale, lease, transfer, conveyance or other disposition, or the acquisition by any person or group of beneficial ownership of more than 40% of our outstanding voting stock.

The following table summarizes the potential payments and benefits payable to each of our named executive officers upon (i) a termination of employment without cause or resignation for good reason and (ii) a change of control (no termination required), as well as the additional benefits available upon termination without cause or resignation for good reason upon or within 90 days after a change of control, in each case assuming that such termination and change of control, where applicable, occurred on December 31, 2012.

								Termination
								without
								cause or
								resignation
								for good
								reason upon
								or within 90
	Termination without cause				Change of control			days
								after a
								change of
	or resignation for good reason				(no termination required)			control (1)
			Value of				Value of
			accelerated				accelerated
			equity				equity
	Base salary		awards ($)		Base salary		awards ($)
	($)	Bonus ($)	(2)	Benefits ($)	($)	Bonus ($)	(2)	Benefits ($)
Patrick R. Gruber, Ph.D.	1,000,000	679,167	134,236	21,546	1,000,000	500,000	134,236	21,546
Mark L. Smith	325,000	236,297	36,515	10,773	650,000	260,000	36,515	10,773
Christopher Ryan, Ph.D.	335,000	238,637	58,295	10,773	670,000	268,000	58,295	10,773
Brett Lund, J.D., M.B.A	325,000	199,393	53,935	3,429	650,000	260,000	53,935	3,429

(1)	In the event that one of the named executive officers is terminated without cause or resigns for good reason upon or within 90 days after a change of control, he shall receive the following benefits in addition to the payments and accelerated vesting triggered by such change of control, but he will not be entitled to any other termination benefits.
(2)	Amounts calculated based on the aggregate amount by which the fair market value of our common stock exceeded the aggregate exercise price of such awards as of December 31, 2012.

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

Share Reserve

In February 2011, our stockholders approved the 2010 Plan. We had reserved 2,571,286 shares of common stock for issuance under the 2010 Plan, plus shares of common stock from awards that had been made under the 2006 Plan that were forfeited, cancelled, settled, or had become unexercisable without the issuance of shares. On March 15, 2013, our Board approved, subject to stockholder approval, the amendment and restatement of the 2010 Plan to, among other things, increase the number of shares reserved for issuance under the 2010 Plan from 2,571,286 to 5,571,286 shares. If approved by the stockholders, the number of shares reserved for issuance under the 2010 Plan will increase to 5,571,286 shares, plus shares of common stock from awards that had been made under the 2006 Plan that were forfeited, cancelled, settled, or had become unexercisable without the issuance of shares.) As of March 31, 2013, there were 10,596 shares available for issuance under the 2010 Plan. We do not expect to receive cash consideration for the granting of awards under the 2010 Plan. However, if a stock option were to be exercised, we would receive the exercise price for the shares being purchased, unless the exercise occurs pursuant to a cashless alternative that we approve.

Administration

Administration of the 2010 Plan will be carried out by our Compensation Committee; provided that our Board may act in lieu of the Compensation Committee at any time. If and to the extent permitted by applicable law, our Compensation Committee or our Board may authorize one or more executive officers to make awards under the 2010 Plan to eligible persons other than themselves. As used in this summary, the term administrator means the Compensation Committee, or the Board or its delegate if acting in lieu of the committee. With respect to decisions involving an award intended to satisfy the requirements of Section 162(m) of the Code, the administrator is to consist solely of two or more directors who are “outside directors” for purposes of that Code section, and with respect to awards to individuals subject to Section 16 of the Exchange Act, the administrator is to consist solely of two or more directors who are “non-employee directors” within the meaning of Rule 16b-3 of the Exchange Act. The 2010 Plan provides that we and our affiliates will indemnify members of the administrative committee and their delegates against any claims, liabilities or costs arising from the good faith performance of their duties under the 2010 Plan. The 2010 Plan will release these individuals from liability for good faith actions associated with the 2010 Plan’s administration.

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

Awards under the 2010 Plan vest on a pro rata basis over a period of not less than three years, or, for performance awards, a period of not less than one year from the commencement of the performance evaluation period. Awards that result in the total issuance of up to 10% of the shares available (as adjusted under certain other plan provisions) may be granted without vesting limitations. On March 15, 2013, our Board approved, subject to stockholder approval, the amendment and restatement of the 2010 Plan to, among other things, modify the 2010 Plan’s vesting limitation provision. If approved by the stockholders, the Amended and Restated 2010 Plan will provide that awards that result in the total issuance of up to 15% of the shares available (as adjusted under certain other plan provisions) may be granted without respect to the plan’s minimum vesting limitations.

Types of Awards

The administrator may grant options that are intended to qualify as incentive stock options, which we refer to as ISOs, only to employees, and may grant all other awards to any eligible persons. Stock options granted under the 2010 Plan will provide award recipients, or participants, with the right to purchase shares of our common stock at a predetermined exercise price. The administrator may grant stock options that are intended to qualify as ISOs or that are not intended to so qualify, which we refer to as Non-ISOs. The 2010 Plan also provides that ISO treatment may not be available for stock options that become first exercisable in any calendar year to the extent the value of the shares that are the subject of the stock option exceeds $100,000, based upon the fair market value of the shares of our common stock on the option grant date. As of April 10, 2013, the closing price of our common stock as reported on the NASDAQ Global Market was $2.19 per share.

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

The exercise price of ISOs, Non-ISOs and SARs may not be less than 100% of the fair market value, on the grant date, of the shares of our common stock subject to the award, although the exercise price of ISOs may not be less than 110% of such fair market value for participants who own more than 10% of our shares of common stock on the grant date. To the extent vested and exercisable in accordance with the agreement granting them, a stock option or SAR may be exercised in whole or in part, and from time to time during its term, subject to earlier termination relating to a holder’s termination of employment or service. With respect to stock options, unless otherwise provided in an award agreement, payment of the exercise price may be made in any of the following forms, or a combination of them: cash or check in U.S. dollars, certain shares of our common stock or a cashless exercise under a program the administrator approves.

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

With respect to performance compensation awards, the 2010 Plan requires that the administrator specify in writing the performance period to which the award relates, and an objective formula by which to measure whether and the extent to which the award is earned on the basis of the level of performance achieved with respect to one or more performance measures. Once established for a performance period, the performance measures and performance formula applicable to the award may not be amended or modified in a manner that would cause the compensation payable under the award to fail to constitute performance-based compensation under Section 162(m) of the Code. Under the 2010 Plan, the possible performance measures for performance compensation awards will be limited for one or more of the following, applied in total or on a per share basis: basic, diluted or adjusted earnings per share; sales or revenue; earnings before interest, taxes and other adjustments (“EBITDA”); basic or adjusted net income; returns on equity, assets, capital, revenue or similar measure; economic value added; working capital; total stockholder return; product development; product market share; research; licensing; litigation; human resources; information services; and mergers, acquisitions and sales of assets or business units. On March 15, 2013, our Board approved, subject to stockholder approval, the amendment and restatement of the 2010 Plan to, among other things, broaden the permissible performance measures for performance-based awards. In particular, if approved by the stockholders, the Amended and Restated 2010 Plan will (i) permit any form of income or profit to be utilized, not just basic, diluted, or adjusted earnings per share; expand basic or adjusted net income to include gross margin or similar income or profit measures; and broaden economic value added to include economic profit or other similar measures of residual income, (ii) add the following new categories: cash usage; costs; technology development; and securement of intellectual property rights, and (iii) incorporate the following clarifying revisions: making clear that the measure for EBITDA may or may not include other adjustments, and that measures concerning returns on equity, assets, capital, or revenue includes only similar return measures, not similar measures generally.

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

Incentive stock options may be granted only to our employees and any parent or subsidiary corporations’ employees. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to which incentive stock options are exercisable for the first time by an option holder during any calendar year under all of our stock plans may not exceed $100,000.

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

Share Reserve

We have reserved 1,285,643 shares of our common stock for issuance under our employee stock purchase plan, of which 1,230,484 shares were available for future issuance as of December 31, 2012.

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

401(k) Plan

Effective January 2006, we implemented a 401(k) plan covering certain employees. Currently, all of our full-time employees over the age of 21 are eligible to participate in the 401(k) plan after completion of three months of service, subject to quarterly entry dates. Under the 401(k) plan, eligible employees may elect to reduce their current compensation by up to the prescribed annual limit and contribute these amounts to the 401(k) plan. In 2010, 2011 and 2012, we matched 100% of each eligible employee’s contributions, up to 5% of each eligible employee’s compensation. Effective January 1, 2013, we ceased to match employee contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Section 401 of the Code so that contributions by employees to the 401(k) plan, and income earned on the 401(k) plan contributions, are not taxable to employees until withdrawn from the 401(k) plan. The trustees under the 401(k) plan, at the direction of each participant, invest the 401(k) plan funds in selected investment options.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” contained in this Amendment No. 1 to the Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Respectfully submitted,

COMPENSATION COMMITTEE

Shai Weiss, Chair
Ganesh Kishore, Ph.D.
Gary W. Mize
Stacy J. Smith

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 31, 2013 by:

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

This table is based upon information supplied by our officers, directors and the Schedules 13D and 13G that have been filed with the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of March 31, 2013 through the exercise of any stock option or other right. The inclusion of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit from, such shares and we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Applicable percentages are based on 43,966,309 shares of common stock outstanding on March 31, 2013.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders & Affiliates:
Entities affiliated with Khosla Ventures (1)	7,209,000	16.4%
Entities affiliated with Virgin Green Fund I, L.P. (2)	2,782,704	6.3%
Total Energy Ventures International (3)	2,449,865	5.6%
Malaysian Life Sciences Capital Fund Ltd. (4)	1,681,425	3.8%
LANXESS Corporation (5)	2,244,445	5.1%

Federated Investors, Inc. (6)	3,700,000	8.4%
Wellington Management Company LLP (7)	2,246,851	5.1%
Named executive officers and directors :
Patrick R. Gruber, Ph.D. (8)	1,091,131	2.5%
Mark Smith (9)	388,294	*
Christopher Ryan, Ph.D. (10)	446,895	1.0%
Brett Lund, J.D., M.B.A. (11)	353,105	*
Shai Weiss (2)	2,782,704	6.3%
Ganesh M. Kishore, Ph.D. (12)	1,720,239	3.9%
Samir Kaul (1)	7,209,000	16.4%
Carlos A. Cabrera (13)	61,227	*
Bruce A. Smith (13)	76,227	*
Stacy J. Smith (13)	66,227	*
Gary W. Mize (14)	54,646	*
Ruth I. Dreessen (15)	41,471	*
All executive officers and directors as a group (twelve persons)	14,291,166	32.4%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)	Includes 4,966,917 shares held by Khosla Ventures I, LP, 77,142 shares held by VK Services, LLC, 2,032,063 shares held by Khosla Ventures III, LP and 132,878 shares which are held by members or affiliates of members of Khosla Ventures Associates I, LLC, subject to the right of Khosla Ventures I, LP to exercise voting and investment control over such shares. The address for these entities and individuals is 2128 Sand Hill Road, Menlo Park, CA 94025.
(2)	Based in part on information contained in a Schedule 13D filed with the SEC by Virgin Green Fund on February 18, 2011. With respect to the 2,782,704 shares beneficially owned by Virgin Green Fund as of the date of the Schedule 13D, Virgin Green Fund reported that it had sole voting and dispositive power over all shares, except that VGF Partners I, L.P. (the “Direct General Partner”), the general partner of Virgin Green Fund, may be deemed to have sole power to vote or dispose of all shares; VGF I Limited (the “Ultimate General Partner”), the general partner of the Direct General Partner, may be deemed to have sole power to vote or dispose of all shares; and each of Shai Weiss, Anup Jacob, Mark Poole, Niall Ritchie and Stephen Murphy, directors of the Ultimate General Partner, may be deemed to have shared power to vote or dispose of all shares. Also includes 28,786 shares that may be acquired pursuant to the exercise of a warrant held by Virgin Green Fund. Shai Weiss is a partner of Virgin Green Fund and may be held to have voting and dispositive power over shares held by the fund. Mr. Weiss disclaims beneficial ownership of the shares held by Virgin Green Fund and VGF Advisers (US) LLC, except to the extent of his pecuniary interest therein. The address for Virgin Green Fund and Mr. Weiss is c/o VGF Advisers (US) LLC, 27 South Park Street, Suite 200, San Francisco, CA 94107.
(3)	The address for Total Energy Ventures International is 2, place Jean Millier — La Défense 6, 92078 Paris la Défense Cedex France.
(4)	The address for Malaysian Life Sciences Capital Fund (“Malaysian Life Sciences”) is No. 36-01, level Menara Dion, 27, Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.
(5)	Based on information contained in a Schedule 13D filed with the SEC by LANXESS Corporation on February 22, 2011. LANXESS Corporation reported that it had sole voting and dispositive power with respect to these shares. The address for LANXESS Corporation is 111 RIDC Park West Drive, Pittsburgh, PA 15275-1112.
(6)	Based on information contained in a Schedule 13G filed with the SEC by Federated Investors, Inc. on February 14, 2013. The address for Federated Investors, Inc. is 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.
(7)	Based on information contained in a Schedule 13G filed with the SEC by Wellington Management Company, LLP, on February 14, 2013. The address for Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210.
(8)	Represents 776,917 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2013,and 263,114 shares of restricted stock.
(9)	Represents 208,861 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2013 and 179,613 shares of restricted stock.
(10)	Represents 227,659 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2013, and 209,636 shares of restricted stock.
(11)

Represents 167,472 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2013 and 185,633 shares of restricted stock, including shares subject to performance-based vesting conditions.

(12)	Ganesh M. Kishore, Ph.D. is the Chief Executive Officer of Malaysian Life Sciences, and may be held to have voting and dispositive power over shares held by the fund. Dr. Kishore disclaims beneficial ownership of shares held by Malaysian Life Sciences, except to the extent of his pecuniary interest therein. The address for Malaysian Life Sciences is No. 36-01, level Menara Dion, 27, Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia. Includes the following from equity awards granted to Dr. Kishore for director services: 6,556 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2013 and 42,258 shares of restricted stock.
(13)	Includes 18,969 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2013 and 42,258 shares of restricted stock.
(14)	Includes 8,794 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2013 and 45,852 shares of restricted stock.
(15)	Includes 2,778 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2013 and 38,693 shares of restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders (1)(2)	2,940,352	$6.12	1,340,974
Equity Compensation Plans not Approved by Stockholders	—	—	—

Total	2,940,352	$6.12	1,340,974

(1)	Includes our 2006 Plan, our 2010 Plan and our Employee Stock Purchase Plan.
(2)	After the adoption of our 2010 Plan in February 2011, no further option grants will be made under the 2006 Plan and, to the extent outstanding awards under the 2006 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

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

Transactions with Related Persons

We describe below transactions, since January 1, 2012, to which we were a party or will be a party, in which the amount involved exceeded or will exceed $120,000 and in which a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Arrangements” and “Director Compensation” above.

CDP Gevo, LLC (“CDP”)

Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”), a Delaware limited liability company, on September 18, 2009, to finance and develop biorefineries through joint venture or direct acquisition. Prior to September 22, 2010, CDP, which is beneficially owned 50% by David Black and 50% by Michael Slaney, was the sole owner of the class B interests, which comprise 10% of the outstanding equity interests of Gevo Development. Messrs. Black and Slaney have served as co-managing directors of Gevo Development since its formation in September 2009 and served as Executive Vice Presidents, Upstream Business Development of Gevo, Inc. until March 23, 2012.

Amended and Restated Warrant Agreement

In September 2009, in connection with the formation of Gevo Development, Gevo, Inc. granted a common stock warrant to CDP pursuant to which CDP may purchase up to 858,000 shares of our common stock at an exercise price of $2.70 per share, the estimated fair value of shares of our common stock at the time Gevo, Inc. granted the warrant. The warrant expires in September 2016, unless terminated earlier as provided in the agreement. In September 2010, upon the consummation of Gevo, Inc.’s purchase of the class B interests from CDP, the warrant agreement was amended and restated to provide that 50% of the warrant shares granted under such warrant agreement would vest on September 22, 2010. Upon the departure of Messrs. Black and Slaney from the Company, which became effective on March 23, 2012, the warrant became fully vested.

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

Our Board has unanimously determined that eight of our current directors, constituting a majority of the Board, are “independent” directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In making this determination, the Board has affirmatively determined, considering broadly all relevant facts and circumstances regarding each independent director, that none of the independent directors has a material relationship with us (either directly or as a partner, stockholder, officer or affiliate of an organization that has a relationship with us). In addition, based upon such standards, the Board determined that Dr. Gruber, who currently serves as a Class I director, is not “independent” because he is our Chief Executive Officer.

Item 14.        Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents the aggregate fees billed or accrued for professional services rendered by Deloitte & Touche LLP during the last two fiscal years:

Type	2011	2012
Audit Fees	$407,141	$425,000
Audit Related Fees	—	—
Tax Fees	30,095	27,790
All Other Fees	—	—

Total Fees	$437,236	$452,790

Audit Fees — This category includes the aggregate fees billed or accrued for each of the last two fiscal years for professional services rendered by the independent auditors for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Registration Statement on Form S-3 and quarterly reports filed with the SEC and services that are normally provided by the independent auditors in connection with other statutory and regulatory filings made by the Company during those fiscal years.

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

Audit Committee’s Pre-Approval Policies and Procedures

Before our independent registered public accounting firm is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee. From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

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

Date: April 12, 2013