Form 10-Q
period 2013-03-31
Gevo, Inc.
filed 2013-05-06
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, 44,080,138 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	3
	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and for the period from June 9, 2005 (date of inception) to March 31, 2013 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the period from June 9, 2005 (date of inception) to March 31, 2013 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	75

	Signatures	78

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$54,102	$66,744
Accounts receivable	1,036	698
Inventories	4,432	6,659
Prepaid expenses and other current assets	1,705	1,508
Derivative assets	8	271

Total current assets	61,283	75,880
Property, plant and equipment, net	78,132	77,093
Debt issue costs, net	1,403	1,736
Deposits and other assets	1,402	1,402

Total assets	$142,220	$156,111

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$8,977	$8,244
Current portion of secured debt, net of $798 and $856 discount at March 31, 2013 and December 31, 2012, respectively	9,678	8,513
Derivative liabilities	6	12

Total current liabilities	18,661	16,769
Long-term portion of secured debt, net of $600 and $784 discount at March 31, 2013 and December 31, 2012, respectively	12,882	15,445
Convertible notes (see Note 7)	22,469	25,554
Other long-term liabilities	512	512

Total liabilities	54,524	58,280

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share; 100,000,000 authorized; 43,966,309 and 39,606,668 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	441	396
Additional paid-in capital	300,972	292,782
Deficit accumulated during development stage	(213,717)	(195,347)

Total stockholders’ equity	87,696	97,831

Total liabilities and stockholders’ equity	$142,220	$156,111

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		To
	2013	2012	March 31, 2013
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$14,258	$98,415
Corn sales	2,419	—	3,428
Grant revenue, research and development program revenue and other revenue	1,124	614	8,273

Total revenues	3,543	14,872	110,116

Cost of corn sales	2,455	—	3,373
Cost of goods sold	2,048	15,010	107,574

Gross loss	(960)	(138)	(831)

Operating expenses
Research and development	4,976	4,955	81,626
Selling, general and administrative	6,950	13,127	121,256
Other operating expenses	—	—	1,248

Total operating expenses	11,926	18,082	204,130

Loss from operations	(12,886)	(18,220)	(204,961)

Other income (expense)
Interest expense	(3,276)	(1,087)	(18,193)
(Loss) gain from change in fair value of embedded derivative	(1,330)	—	15,670
Loss on extinguishment of debt	(926)	—	(926)
Other income	48	—	832
Change in fair value of warrant liabilities	—	—	(2,852)

Total other expense	(5,484)	(1,087)	(5,469)

Net loss	(18,370)	(19,307)	(210,430)
Deemed dividend - amortization of beneficial conversion feature on Series D-1 preferred stock	—	—	(3,872)

Net loss attributable to Gevo, Inc. common stockholders	$(18,370)	$(19,307)	$(214,302)

Net loss per share attributable to Gevo, Inc. common stockholders - basic and diluted	$(0.45)	$(0.74)

Weighted-average number of common shares outstanding - basic and diluted	40,996,922	26,186,133

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		Through
	2013	2012	March 31, 2013
Operating Activities
Net loss	$(18,370)	$(19,307)	$(210,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,898	393	7,186
Loss (gain) from change in fair value of embedded derivative	1,330	—	(15,670)
Non-cash stock-based compensation	1,087	4,119	27,612
Loss on extinguishment of debt	926	—	926
Depreciation and amortization	849	788	14,454
Loss (gain) from change in fair value of derivatives	257	(201)	(607)
Loss from change in fair value of warrant liabilities	—	—	2,852
Other non-cash expenses	—	—	864
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(338)	(92)	963
Inventories	2,227	(1,640)	(862)
Prepaid expenses and other current assets	(197)	(123)	(230)
Deposits and other assets	—	—	(239)
Accounts payable, accrued expenses, and long-term liabilities	1,325	(834)	6,749

Net cash used in operating activities	(9,006)	(16,897)	(166,432)

Investing Activities
Acquisitions of property, plant and equipment, net	(1,997)	(8,045)	(70,684)
Other	—	(49)	(700)
Acquisition of Agri-Energy, net of cash assumed	—	—	(24,936)
Restricted certificate of deposit	—	—	(39)

Net cash used in investing activities	(1,997)	(8,094)	(96,359)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		Through
	2013	2012	March 31, 2013
Financing Activities
Payments on secured debt	(1,639)	(511)	(20,335)
Proceeds from issuance of secured debt	—	5,000	41,578
Proceeds from issuance of common stock upon exercise of stock options and ESPP	—	139	1,117
Deposit on long-term debt and other	—	(144)	(460)
Debt and equity offering costs	—	(96)	(13,503)
Proceeds from issuance of common stock	—	—	176,579
Proceeds from issuance of convertible preferred stock	—	—	86,025
Proceeds from issuance of convertible debt, net	—	—	42,300
Proceeds from issuance of convertible promissory notes with warrants	—	—	3,000
Proceeds from the exercise of warrants	—	—	592

Net cash (used in) provided by financing activities	(1,639)	4,388	316,893

Net (decrease) increase in cash and cash equivalents	(12,642)	(20,603)	54,102
Cash and cash equivalents
Beginning of period	66,744	94,225	—

Ending of period	$54,102	$73,622	$54,102

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		Through
	2013	2012	March 31, 2013
Supplemental disclosures of cash and non-cash investing and financing transactions
Conversion of convertible debt to common stock	$6,665	$—	$6,665

Cash paid for interest, net of interest capitalized	$454	$664	$9,912

Non-cash purchase of property, plant and equipment	$281	$7,950	$281

Issuance of common stock for services	$483	$—	$483

Warrants issued with secured debt	$—	$120	$1,746

Warrants issued with convertible promissory notes	$—	$—	$505

Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in-capital	$—	$—	$2,063

Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	$—	$—	$3,872

Promissory notes and accrued interest converted to Series C preferred stock	$—	$—	$3,043

Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$—	$—	$1,458

Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$—	$—	$1,000

Reclassified deferred offering costs to additional paid-in-capital upon initial public offering	$—	$—	$4,296

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005 (“Inception”). Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) on September 18, 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company on September 22, 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) on September 22, 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012. In September 2012, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time while it focuses on optimizing specific parts of its technology to further enhance isobutanol production rates. The Company plans to resume limited isobutanol production at the Agri-Energy Facility in 2013.

At March 31, 2013, the Company is considered to be in the development stage as its primary activities, since Inception, have been conducting research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility, recruiting personnel and raising capital. Ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

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

Financial Condition. The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2013, the Company incurred a consolidated net loss of $18.4 million and had an accumulated deficit of $213.7 million. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.

From Inception to March 31, 2013, the Company has funded its operations primarily through equity offerings, issuances of debt, borrowings under its secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. The Company’s cash and cash equivalents at March 31, 2013 totaled $54.1 million which is primarily being used for the following: (1) operating activities at its Agri-Energy Facility; (2) operating activities at its corporate headquarters in Colorado, including research and development work; (3) capital improvements primarily associated with its Agri-Energy Facility; (4) costs associated with optimizing isobutanol production technology; (5) litigation defense costs associated with the ongoing litigation with Butamax; and (6) repayment of debt obligations. Based on the Company’s current plans, the Company anticipates capital expenditures necessary to complete the retrofit of the Agri-Energy Facility will be significantly lower than the capital expenditures of $49.5 million incurred in fiscal year 2012. The Company believes that actions taken during 2012 to reduce ongoing litigation expenses and other operating expenses will reduce 2013 operating expenses from fiscal year 2012 levels.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company also has the ability to further limit some cash spend associated with the foregoing activities, including limiting the usage of cash associated with research and development activities or delaying the timing of capital improvements, based on then-current facts and circumstances. Notwithstanding the Company’s ability to further reduce its monthly cash usage, based on its current level of operations and anticipated growth, the Company believes that its existing cash and cash equivalents on hand at March 31, 2013, will provide sufficient funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

If the Company exceeds its planned capital expenditures as part of optimizing specific parts of its isobutanol production technology at the Agri-Energy Facility, or other cost estimates to prepare for commercial production of isobutanol or derivative products of isobutanol or it exceeds its estimates for ongoing litigation and other operating expenses, the Company may need to raise additional capital. Depending on the timing and amounts of expected future cash flow requirements, the Company expects it will be required to raise such additional capital in 2014, or sooner. Based on current estimates, additional financing will be required for the Company to finance the retrofit of additional production capacity to isobutanol production, including further expansion of the Agri-Energy Facility. There are no assurances that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flow from operations.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which includes the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2013 and for all periods presented. The consolidated statements of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the “Annual Report”).

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2013 and 2012 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. The following table sets forth securities outstanding at March 31, 2013 and 2012 that could potentially dilute the calculation of diluted earnings per share.

	March 31,
	2013	2012
Convertible debt	6,287,090	—
Outstanding options to purchase common stock	3,319,450	3,501,805
Warrants to purchase common stock	1,229,998	1,229,998
Unvested restricted common stock	1,113,310	508,214

Total	11,949,848	5,240,017

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	March 31,	December 31,
	2013	2012
Raw materials
Corn	$2,061	$4,174
Enzymes and other inputs	755	656
Finished goods	238	85
Work in process	372	648
Spare parts	1,006	1,096

Total inventories	$4,432	$6,659

Included in cost of goods sold is depreciation of $0.5 million during each of the three months ended March 31, 2013 and 2012. Depreciation expense included in cost of goods sold from Inception to March 31, 2013 was $5.2 million.

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		March 31,	December 31,
	Useful Life	2013	2012
Construction in progress	—	$58,503	$57,185
Plant machinery and equipment	10 years	11,030	11,030
Site improvements	10 years	7,007	7,007
Lab equipment, furniture and fixtures and vehicles	5 years	6,111	5,553
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,412	1,411
Leasehold improvements, pilot plant, land and support equipment	0 - 5 years	2,080	2,069

Total property, plant and equipment		92,283	90,395
Less accumulated depreciation and amortization		(14,151)	(13,302)

Property, plant and equipment, net		$78,132	$77,093

Construction in progress includes $57.9 million and $56.1 million at March 31, 2013 and December 31, 2012, respectively, related to the retrofit of the Agri-Energy Facility to isobutanol production.

During the three months ended March 31, 2012, the Company capitalized interest on its secured debt associated with its qualifying assets, which primarily related to the retrofit of the Agri-Energy Facility that was actively being developed. As a result, the Company capitalized $0.3 million of interest incurred during the three months ended March 31, 2012 and $1.3 million during the period from Inception to March 31, 2013.

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

The Company generally follows a policy of using exchange-traded futures contracts as a means of managing exposure to changes in corn prices. Exchange-traded futures contracts are valued at fair value and were recorded as a derivative asset at March 31, 2013 and December 31, 2012 in the consolidated balance sheets and changes in fair value are recorded in cost of goods sold in the consolidated statements of operations.

Forward purchase contracts are recorded at fair value unless a company elects to use the “normal purchases and normal sales scope exception” guidance of GAAP. To qualify for the normal purchases and normal sales scope exception, a contract must be appropriately designated and must provide for the purchase or sale of physical commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. During the three months ended March 31, 2013 and 2012, the Company did not elect the normal purchase and normal sales scope exception to its forward purchase contracts. Accordingly, changes in the fair value of these contracts during the three months ended March 31, 2013 and 2012 have been recorded in cost of goods sold in the consolidated statements of operations. At March 31, 2013, these contracts were recorded at their fair value which has been included as a component of derivative liability in the consolidated balance sheets.

The foregoing derivatives do not include any credit risk related contingent features, the Company has not entered into these derivative financial instruments for trading or speculative purposes, and it has not designated any of its derivatives as hedges for financial accounting purposes. At March 31, 2013 and December 31, 2012, the Company had $0.4 million and $0.1 million, respectively, held in a margin deposit account for its exchange-traded futures contracts.

The following table summarizes the realized and unrealized gain / (loss) of the Company’s derivative instruments (in thousands).

	Three Months Ended March 31,		Inception to
	2013	2012	March 31, 2013
Realized Gain / (Loss)
Exchange-traded futures contracts	$249	$39	$(628)
Unrealized Gain / (Loss)
Exchange-traded futures contracts	(276)	248	643
Forward purchase contracts	20	(47)	(35)

The following table represents the Company’s net short positions of derivative instruments held (in thousands).

Year of Expiration	March 31, 2013 Corn Net Short Position Bushels	December 31, 2012 Corn Net Short Position Bushels
2013	290	683

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company combines these embedded derivatives and values them together as one unit of accounting. At each reporting period, the Company records these embedded derivatives at fair value which is included as a component of the Convertible Notes on the consolidated balance sheets.

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

Using this lattice model, the Company valued these embedded derivatives using a “with-and-without method,” where the value of the Convertible Notes including the embedded derivatives, is defined as the “with”, and the value of the Convertible Notes excluding the embedded derivatives, is defined as the “without”. This method estimates the value of the embedded derivatives by looking at the difference in the values between the Convertible Notes with the embedded derivatives and the value of the Convertible Notes without the embedded derivatives. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	March 31, 2013	December 31, 2012
Stock price	$2.24	$1.54
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	1.7%	1.7%
Estimated stock volatility	79%	79%
Estimated credit spread	33%	37%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivative. The following table sets forth the value of the Convertible Notes with and without the embedded derivative, and the fair value of the embedded derivative as of March 31, 2013 and December 31, 2012 (in thousands).

	March 31, 2013	December 31, 2012
Fair value of Convertible Notes:
With the embedded derivative	$24,953	$26,000
Without the embedded derivative	15,039	15,000

Estimated fair value of the embedded derivative	$9,914	$11,000

The decrease in the estimated fair value of the embedded derivative between December 31, 2012 and March 31, 2013 is the result of the conversion of $9.2 million in principal amount of debt which resulted in a $2.4 million reduction in the carrying value of the embedded derivative. This reduction was partially offset by a $1.3 million increase in the estimated fair value of the derivative outstanding at March 31, 2013. The change in estimated fair value of the embedded derivative during the three months ended March 31, 2013 represents an unrealized loss and is included in (loss) gain from change in fair value of embedded derivative in the consolidated statement of operations.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets at March 31, 2013 and December 31, 2012 (in thousands).

	March 31,	December 31,
	2013	2012
Accrued legal-related expenses	$2,596	$2,757
Accrued employee compensation	1,473	1,109
Accounts payable — trade	1,370	1,211
Deferred revenue	1,196	1,000
Other accrued liabilities	2,342	2,167

Total accounts payable and accrued liabilities	$8,977	$8,244

7. Secured Debt and Convertible Notes

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	March 31,	December 31,
	2013	2012
Secured debt
TriplePoint - Matures September 2014	$10,674	$11,643
TriplePoint - Matures October 2015	8,806	9,266
TriplePoint - Matures December 2015	4,478	4,689

Total secured debt	23,958	25,598
Less:
Unamortized debt discounts	(1,398)	(1,640)

Total secured debt net of debt discounts	22,560	23,958
Less current portion of secured debt	(9,678)	(8,513)

Long-term portion of secured debt	$12,882	$15,445

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement that matures on October 31, 2015. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement that matures on December 31, 2015, bringing the total borrowed under the New Loan at March 31, 2013 to $15.0 million. At March 31, 2013, the Company was in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

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

These amendments, among other things: (i) permitted the issuance of the Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) add as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) add a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) add a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Convertible Notes

The following table sets forth information pertaining to the Convertible Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Convertible Notes	Debt Discount	Total
Balance - December 31, 2012	$11,000	$45,000	$(30,446)	$25,554
Amortization of debt discount	—	—	1,576	1,576
Write-off of debt discount associated with conversion of debt	—	—	5,635	5,635
Change in fair value of embedded derivatives	1,330	—	—	1,330
Conversion	(2,416)	(9,210)	—	(11,626)

Balance - March 31, 2013	$9,914	$35,790	$(23,235)	$22,469

In July 2012, the Company sold $45.0 million in aggregate principal amount of Convertible Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013. The Convertible Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three months ended March 31, 2013, the Company recorded $1.6 million of expense related to the amortization of debt discounts and issue costs and recorded $0.7 million of interest expense related to the Convertible Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the Convertible Notes using an effective interest rate of 43% from the issuance date through July 1, 2017, a five year period, which represents the date the holders can require the Company to repurchase the Convertible Notes.

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

If a holder elects to convert its Convertible Notes on or after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (a) eight semi-annual interest payments; or (b) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. During the three months ended March 31, 2013, certain holders of the Convertible Notes elected to convert bonds totaling $9.2 million, reducing the principal balance of the Convertible Notes to $35.8 million. Upon conversion, the Convertible Note holders received 1,617,910 shares of common stock in payment of converted principal of $9.2 million and, pursuant to the terms of the Indenture, such holders also received 1,540,451 shares of common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $2.7 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its Convertible Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 202.0202 per $1,000 principal amount of Convertible Notes.

If a Fundamental Change (as defined in the Indenture) occurs, at any time, then each holder will have the right to require the Company to repurchase all of such holder’s Convertible Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such Convertible Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date. Additionally, on July 1, 2017, each holder will have the right to require the Company to repurchase all of such holder’s Convertible Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such Convertible Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company shall have a provisional redemption right (“Provisional Redemption”) to redeem, at its option, all or any part of the Convertible Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the Conversion Price in effect on such trading day. On or after July 1, 2017, the Company shall have an optional redemption right (“Optional Redemption”) to redeem, at its option, all or any part of the Convertible Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of Convertible Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

If there is an Event of Default (as defined in the Indenture) under the Convertible Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol. On July 29, 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon the Company’s first commercial sale of high-purity isobutanol under the terms of the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay the Company applicable shortfall fees and the Company is obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of March 31, 2013.

Exclusive Supply Agreement with LANXESS. On January 14, 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (a) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (b) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. The initial term of the mutual exclusivity is ten years, subject to mutual extension. No amounts have been incurred under this agreement as of March 31, 2013.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. On August 12, 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement with C&N, a Mansfield subsidiary, which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of March 31, 2013.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold through Agri-Energy from the date of acquisition through December 31, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The Company has not sold any ethanol in the three months ended March 31, 2013. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Jet Fuel Supply Agreement with the Defense Logistics Agency (U.S. Air Force). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force. The term of the agreement was through December 30, 2012. In September 2012, the Company was awarded an additional contract for the procurement of up to 45,000 gallons of biojet fuel for delivery by October 31, 2013. Revenue was recognized upon shipment of product to the U.S. Air Force which is when transfer of risk of loss and title occurred. During the three months ended March 31, 2013 and 2012, the Company recorded $0.4 million and $0.2 million, respectively, of revenue under these contracts.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM, Inc. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ prior written notice. The Company did not incur any operating expenses or capital expenditures relating to the demonstration plant during the three months ended March 31, 2013 or 2012.

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

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola will pay the Company a fixed price fee for a research program outlined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. During each of the three months ended March 31, 2013 and 2012, the Company recognized $0.3 million of revenue under this agreement.

License Agreement

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. As of December 2012, the Company had not completed milestone number four. However, under the terms of the agreement, the Company was entitled to pay a $0.5 million license fee in lieu of completing milestone number four. This fee was paid in March 2013 through the issuance of 250,000 shares of the Company’s common stock to Cargill. The Company had accrued the $0.5 million license fee as of December 31, 2012 and included the expense as a component of research and development expense in its consolidated statement of operations. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of March 31, 2013 and no amount has been recorded as a liability for this milestone.

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

The Company may terminate the license agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the license agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Other

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene (“PX”) from isobutanol. Toray Industries used the Company’s bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. On June 1, 2012, the Company entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which shall be used by the Company for the design, construction and/or operation of a pilot plant. The Company anticipates producing bio-based PX at the pilot plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. Any excess bio-PX that is produced can be sold to third parties. In the event that the Company is unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by December 31, 2013, the Company will be required to refund the $1.0 million by January 31, 2014. The Company has included the $1.0 million as a component of accounts payable and accrued liabilities in its consolidated balance sheets.

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

The Company has been awarded grants or cooperative agreements from a number of government agencies, including the U.S. Department of Energy, U.S. National Science Foundation, U.S. Environmental Protection Agency, Army Research Labs and the U.S. Department of Agriculture. Revenues recorded related to these grants and cooperative agreements are recorded within grant and research and development program revenue in the Company’s consolidated statements of operations.

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

The original issuance of the class B interests was considered to be a grant of non-employee stock-based compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 22, 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests on September 22, 2010, the Company recorded stock-based compensation of $0.8 million, which reflected the amount paid during 2010 for the class B interests that was not dependent on counterparty performance. The final payment of $0.1 million made in January 2012 was dependent on the continued employment of the two co-managing directors of Gevo Development. The employment of the co-managing directors was terminated effective March 23, 2012 (as discussed in more detail below).

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Gevo, Inc. made capital contributions to Gevo Development of $3.0 million and $0.2 million, respectively, during the three months ended March 31, 2013 and 2012, respectively. From Inception to March 31, 2013, Gevo, Inc. has made capital contributions of $82.8 million to Gevo Development.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 22, 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended March 31,		Inception To
	2013	2012	March 31, 2013
Gevo Development Net Loss	$(3,490)	$(1,810)	$(23,109)

In connection with the formation of Gevo Development in September 2009, the Company granted CDP a warrant to purchase 858,000 shares of the Company’s common stock. The warrant has an exercise price of $2.70 per share which represented the estimated fair value of Gevo, Inc.’s common stock on the date of grant. The warrant expires in September 2016, unless terminated earlier as provided in the agreement.

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

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of March 31, 2013 and December 31, 2012, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

10. Redfield Energy, LLC

On June 15, 2011, Gevo Development entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), and executed the second amended and restated operating agreement of Redfield (together with the Joint Venture Agreement, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, Gevo Development and Redfield have agreed to work together to retrofit Redfield’s approximately 50 million gallon per year ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”) for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time Gevo Development anticipates consolidating Redfield’s operations because Gevo anticipates it will control the activities that are most significant to the entity.

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

The Company has undertaken the preliminary project engineering and permitting process for the Redfield Facility retrofit. As of March 31, 2013, the Company has incurred $0.4 million in costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

The Company records expense during the vesting period for share-based payment awards granted to employees and non-employees. The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended March 31,		Inception To
	2013	2012	March 31, 2013
Stock options and ESPP shares issued
Research and development	$165	$180	$2,642
Selling, general and administrative	622	566	7,891
Restricted stock issued
Research and development	—	481	802
Selling, general and administrative	300	276	2,322
Warrant issued to CDP
Selling, general and administrative	—	2,616	13,955

Non-cash stock-based compensation	1,087	4,119	27,612
Modified stock option awards
Selling, general and administrative	—	659	1,500
Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	—	74	1,144

Cash stock-based compensation	—	733	2,644

Total stock-based compensation	$1,087	$4,852	$30,256

12. Stockholders’ Equity

The Company currently grants share-based payment awards under the Gevo, Inc. 2010 Stock Incentive Plan (“2010 Plan”) which was approved by its stockholders in February 2011. As of March 31, 2013, the Company has reserved 2,571,286 shares of common stock for issuance under the 2010 Plan. On March 15, 2013, the Company’s Board of Directors approved, subject to stockholder approval, an amendment to the 2010 Plan to increase the number of shares reserved for issuance under the 2010 Plan from 2,571,286 to 5,571,286 shares. As of March 31, 2013 and December 31, 2012, there were 10,596 shares and 1,340,974 shares available for grant under the 2010 Plan, respectively.

During the three months ended March 31, 2013, the Company issued 3,158,361 shares as a result of the conversion of Convertible Notes and settlement of Coupon Make-Whole Payments (see Note 7), 951,280 shares of restricted stock granted to employees and 250,000 shares of common issued to Cargill (see Note 8).

13. Commitments and Contingencies

Legal Matters. On January 14, 2011, Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP p.l.c. (“BP”) and E.I. du Pont de Nemours and Company (“DuPont”), filed a complaint (the “Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, the Company filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

On June 19, 2012, the United States District Court for the District of Delaware denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by the Company of one or more claims made in the ’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax also filed a motion with the United States District Court for the District of Delaware seeking a temporary order to limit the Company’s activities with respect to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

On February 13, 2013, coordinated discovery was ordered for Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01201-SLR, 1:12-cv-01202-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR. These cases are currently set for trial in August 2015.

On March 19, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment in the patent suit involving the ’188 Patent and the ’889 Patent. Both parties had asked the court to resolve certain issues regarding the ’188 Patent and the ’889 Patent without a trial by seeking summary judgment from the court. Butamax had filed a motion seeking summary judgment that we infringed such patents, but the court denied Butamax’s motion. We moved for summary judgment of noninfringement, both as a matter of literal infringement and infringement under the doctrine of equivalents, and the court granted our motion regarding doctrine of equivalents infringement. We also moved for summary judgment of invalidity of various claims in the ’188 Patent and the ’889 Patent. The court granted this motion in part, ruling that Butamax’s claims related to the inactivation of competing pathways for carbon flow were invalid.

The court also provided certain claim construction rulings, including a ruling that Butamax’s patent claims were limited to an “acetohydroxy acid isomeroreductase” enzyme that is “NADPH-dependent.” The remaining issues were to be resolved by a jury trial, scheduled to commence on April 1, 2013.

On March 20, 2013, the U.S. District Court for the District of Delaware held the final pre-trial hearing leading up to the trial on the ’188 Patent and the ’889 Patent scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that Gevo does not infringe such patents under the court’s construction of a key claim term in such patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the court’s construction. In view of this stipulation and the court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, on April 10, 2013 a judgment of no infringement was entered in favor of Gevo. On April 19, 2013, Butamax appealed the court’s claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit.

On April 19, 2013, Butamax filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the District Court of Delaware’s Memorandum and Order of March 19, 2013, and the District Court of Delaware’s Amended Final Judgment of April 10, 2013.

Due to the nature and stage of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The trial regarding Gevo’s patents on PDC deletions and overexpression of AFT proteins is set for August 2013, and additional trials are currently scheduled for July 2014 and August 2015. We expect to continue to incur significant costs related to our involvement in the foregoing legal proceedings.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2013 and December 31, 2012, the Company did not have any liabilities associated with indemnities.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2013.

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

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. The Company did not incur any write-down of corn to market prices during the three months ended March 31, 2013 or 2012.

Derivative Assets and Liabilities. The fair value of exchange-traded derivative instruments is based on Level 1 inputs using quoted market prices. Exchange-traded derivative instruments are recorded in the consolidated balance sheets at fair value. The fair value of the Company’s exchange-traded derivative instruments were not material at March 31, 2013 and December 31, 2012.

The fair value of the Company’s forward contract derivative instruments are derived based upon a market approach using Level 2 inputs, including, the price at the delivery location adjusted for basis differentials, counterparty credit quality, the effect of the Company’s own credit worthiness, the time value of money and/or the liquidity of the market. The fair value of the Company’s forward contract derivative instruments were not material at March 31, 2013 and December 31, 2012.

Property, Plant and Equipment. The Company records its property, plant and equipment, primarily its Agri-Energy retrofit assets, at fair value only when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company’s estimated cash flows for its Agri-Energy retrofit assets are based upon Level 3 cash flow inputs, primarily estimates associated with the following: (1) sales prices of isobutanol and dried distiller’s grains; (2) cost of corn and; (3) costs of nutrients and other production inputs. During the three months ended March 31, 2013 and 2012, the Company did not record any property, plant and equipment at fair value.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The following table sets forth the principal balance of the Company’s secured debt obligations and the associated estimated fair value at March 31, 2013 and December 31, 2012 (in thousands).

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2013		December 31, 2012
Issuance	Carrying Value	Fair Value	Carrying Value	Fair Value
TriplePoint - Matures September 2014	$10,674	$9,795	$11,643	$10,604
TriplePoint - Matures October 2015	8,806	7,535	9,266	7,864
TriplePoint - Matures January 2016	4,478	3,783	4,689	3,929

Convertible Notes and Embedded Derivatives. The Company has estimated the fair value of the Convertible Notes, including the embedded derivatives, to be $25.0 million and $26.0 million at March 31, 2013 and December 31, 2012, respectively, based upon Level 2 inputs, including the market price of the Convertible Notes derived from actual trades of the Convertible Notes. The Company has estimated the fair value of the embedded derivatives on a stand-alone basis to be $9.9 million and $11.0 million at March 31, 2013 and December 31, 2012, respectively, based upon Level 2 inputs. See Note 5 for the fair value inputs used to estimate the fair value of the Convertible Notes with and without the embedded derivatives and the fair value of the embedded derivatives.

While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

The financial results of Gevo Development and Agri-Energy have been aggregated in the following table as this segment has historically been responsible for the production of ethanol and related products and will be responsible for the production of isobutanol and related products.

	Three Months Ended March 31,
	2013	2012
Revenues:
Gevo	$1,124	$614
Gevo Development / Agri-Energy	2,419	14,258

Consolidated	$3,543	$14,872

Operating loss:
Gevo	$(10,413)	$(17,211)
Gevo Development / Agri-Energy	(2,473)	(1,009)

Consolidated	$(12,886)	$(18,220)

Interest expense:
Gevo	$2,257	$286
Gevo Development / Agri-Energy	1,019	801

Consolidated	$3,276	$1,087

Depreciation expense:
Gevo	$316	$266
Gevo Development / Agri-Energy	533	522

Consolidated	$849	$788

Acquisitons of plant, property and equipment:
Gevo	$248	$654
Gevo Development / Agri-Energy	1,749	7,391

Consolidated	$1,997	$8,045

	March 31,	December 31,
	2013	2012
Total assets:
Gevo	$118,423	130,900
Gevo Development / Agri-Energy	78,494	83,872
Intercompany eliminations	(54,697)	(58,661)

Consolidated	$142,220	$156,111

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such statements are subject to certain risks and uncertainties including those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2012, as amended (our “Annual Report”) and other reports that we have filed with the SEC. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation in our Annual Report, including the disclosures made in Part I, Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included in Part II, Item 8 “Financial Statements and Supplementary Data”, and the disclosures made in Part II, Item 1A “Risk Factors” of this Report.

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

Agri-Energy

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy Facility”). The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses corn as a feedstock. In partnership with ICM, Inc. (“ICM”), we have developed a detailed retrofit design for this facility and began the retrofit in 2011. In May 2012, we commenced initial startup operations for the production of isobutanol at this facility. During initial startup operations we produced approximately 100,000 gallons of bio-based isobutanol for sale and future customer testing. These initial startup operations included production of initial quantities of isobutanol produced at commercial scale, completion of initial commissioning of new equipment and development of operating discipline at commercial scale. In September 2012, as a result of a lower than planned production rate of isobutanol, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates. Factors that contributed to this strategic decision included, among others, that producing isobutanol at startup production rates while working to improve those production rates would result in operating the Agri-Energy Facility at significantly below our break-even cash flow level and that we believed that we had generated the necessary information required from our startup operations to work on enhancing our production rates at our testing laboratory in Colorado. We intend to resume isobutanol production at the Agri-Energy Facility in support of future commercial operations once this work has been completed. Based on our progress to date, we anticipate resuming limited commercial scale isobutanol production at the Agri-Energy Facility in 2013.

Through March 31, 2013, we have incurred capital costs of approximately $57.9 million on the retrofit of the Agri-Energy Facility. The retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast strains at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering expenses, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as sales tax on equipment and capitalized interest. We have incurred approximately $23.4 million in capital expenditures associated with these additional design features and other costs. We do not anticipate installing an advanced yeast seed train at each future retrofit site.

Until May 2012, when we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the continued production of ethanol is not our intended business and our future return on invested capital depends on our ability to produce and market isobutanol and products derived from isobutanol, not on continued production and sales of ethanol. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, other than during certain periods while we are working to optimize certain parts of our isobutanol production technology, if we were to project positive cash flows from ethanol operations versus maintaining the facility at idle, including any costs related to the transition, but there is no guarantee that this will be the case. Through the filing of this Quarterly Report, we have not transitioned back to ethanol production because we are engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol produced at the Agri-Energy Facility. Accordingly, the historical operating results of our subsidiary, Agri-Energy, LLC (“Agri-Energy”) and the operating results reported during the retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or Gevo once commercial scale isobutanol production commences at the Agri-Energy Facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three months ended March 31, 2013, we derived revenue primarily from our grant revenue, research and development programs and revenue from sales of excess corn inventory. Our grant, research and development program and other revenue primarily consists of the following: (i) revenues relating to government research grants; (ii) revenues relating to cooperative agreements and research services; and (ii) the procurement of biojet derived from our isobutanol for purposes of certification and testing.

During the three months ended March 31, 2012, we derived revenue primarily from the sale of ethanol. Substantially all ethanol sold through Agri-Energy was sold to C&N, a subsidiary of Mansfield Oil Company, pursuant to an ethanol purchase and marketing agreement. Our revenue also includes the sale of distiller’s grains and other products produced as part of the ethanol production process to third parties.

Cost of Goods Sold and Gross Loss

Our cost of goods sold includes costs incurred in conjunction with the initial startup operations for the production of isobutanol at the Agri-Energy Facility and costs directly associated with our ethanol production process such as costs for direct materials, direct labor and certain plant overhead costs. Direct materials consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Plant overhead costs primarily consist of plant utilities and plant depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. We purchase natural gas to power steam generation in the ethanol production process and to dry the distiller’s grains. We enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold also includes gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts. Our gross loss is defined as our total revenues less our cost of goods sold.

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

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include our accounts and the accounts of our wholly owned subsidiaries, Gevo Development and Agri-Energy. The preparation of our unaudited consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to: (i) accounting for convertible debt and embedded derivatives; (ii) impairment of property, plant and equipment; (iii) stock-based compensation; (iv) revenue recognition; and (v) cost of goods sold and derivatives. Our critical accounting estimates and policies have not changed from those reported under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report.

Result of Operations

Comparison of the three months ended March 31, 2013 and 2012 (in thousands)

	Three Months Ended March 31,
	2013	2012	Change Amount
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$14,258	$(14,258)
Corn sales	2,419	—	2,419
Grant and research and development program revenue	1,124	614	510

Total revenues	3,543	14,872	(11,329)

Cost of corn sales	2,455	—	2,455
Cost of goods sold	2,048	15,010	(12,962)

Gross loss	(960)	(138)	(822)

Operating expenses
Research and development	4,976	4,955	21
Selling, general and administrative	6,950	13,127	(6,177)

Total operating expenses	11,926	18,082	(6,156)

Loss from operations	(12,886)	(18,220)	5,334

Other income (expense)
Interest expense	(3,276)	(1,087)	(2,189)
Change in fair value of embedded derivative	(1,330)	—	(1,330)
Loss on extinguishment of debt	(926)	—	(926)
Interest and other income	48	—	48

Total other expense	(5,484)	(1,087)	(4,397)

Net loss	$(18,370)	$(19,307)	$937

Revenues. During the three months ended March 31, 2013 we were not producing ethanol or isobutanol and, as a result, we did not have any shipments of or report any sales of ethanol or isobutanol during this period. During the three months ended March 31, 2012, we generated revenue from the sale of ethanol and related products at our Agri-Energy Facility. In May 2012, we suspended the production of ethanol at our Agri-Energy Facility in advance of the conversion of that facility to the production of isobutanol.

During the three months ended we sold excess corn inventory which generated $2.4 million of revenue during the three months ended March 31, 2013. We did not have any sales of corn during the same period in 2012. We generated $1.1 million and $0.6 million of revenue from grants and our research and development programs during the three months ended March 31, 2013 and 2012, respectively. Included in grant and research and development program revenue during the three months ended March 31, 2013 was $0.4 million for the sale of biojet to the United States Air Force (“USAF”) under a procurement agreement awarded to us in September 2012. The increase in grant and research and development program revenue primarily resulted from agreements with the following entities which were entered into subsequent to March 31, 2012: (i) USAF; and (ii) the United States Department of Agriculture.

Cost of goods sold. Our cost of goods sold during the three months ended March 31, 2013 primarily includes the following: (1) $2.5 million associated with costs related to the sale of excess corn inventory; (2) $1.5 million in on-going operating costs of our Agri-Energy Facility; and (3) $0.5 million in depreciation expense. Our cost of goods sold during the three months ended March 31, 2012 primarily related to: (1) $14.5 million associated with the sale of ethanol and related products; and (2) $0.5 million in depreciation expense.

Research and development. Research and development expenses were flat during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We did experience a $0.7 million decrease in salary and compensation-related expenses, including stock-based compensation expense and a $0.2 million decrease in consultants and lab consumables. These items were offset by a $0.9 million increase in costs at the pilot plant located at the South Hampton Resources, Inc. facility in Silsbee, Texas to increase our pilot plant biojet processing capability and establish a bio-para-xylene (“bio-PX”) pilot plant under our agreement with Toray Industries, Inc. (“Toray Industries”).

Selling, general and administrative. The decrease in selling, general and administrative expenses during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily resulted from decreases related to the following items: (i) $5.1 million in salary and compensation-related expenses, including $3.3 million associated with stock-based compensation; (ii) $0.9 million in other general and administrative costs, including travel, consulting and public company-related expenses; and (iii) $0.2 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax™ Advanced Biofuels, LLC (“Butamax”), a joint venture between BP Biofuels North American LLC and E.I. DuPont de Nemours and Co. (“DuPont”). Salary and compensation-related expenses for the three months ended March 31, 2012 included severance related payments and $2.6 million expense resulting from the accelerated vesting of warrants due to the departure of two of our Executive Vice Presidents.

Interest expense. Interest expense increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily resulting from $0.7 million and $1.6 million related to cash interest and non-cash amortization of debt issue costs and discounts, respectively, associated with our 7.5% convertible senior notes due 2022 (the “Convertible Notes”) issued on July 5, 2012.

Change in fair value of embedded derivatives. During the three months ended March 31, 2013, we reported an expense of $1.3 million associated with the increase in the fair value of derivatives embedded in our Convertible Notes which were issued in July 2012. The increase in the fair value of the embedded derivatives primarily resulted from an increase in the price of our common stock between December 31, 2012 and March 31, 2013.

Loss on extinguishment of debt. During the three months ended March 31, 2013, holders of $9.2 million principal amount of Convertible Notes opted to convert their holdings into shares of our common stock. Upon conversion, the Convertible Note holders received 1,617,910 shares of our common stock in payment of converted principal of $9.2 million and, pursuant to the terms of the indenture governing the Convertible Notes (the “Indenture”), the Convertible Note holders also received 1,540,451 shares of our common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $2.7 million. We recorded a loss on extinguishment of debt of $0.9 million as a result of the conversion of the Convertible Notes and settlement of the Coupon Make-Whole Payments.

Liquidity and Capital Resources

From inception to March 31, 2013, we have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at March 31, 2013 totaled $54.1 million which is primarily being used for the following: (1) operating activities at our Agri-Energy Facility; (2) operating activities at our corporate headquarters in Colorado, including research and development work; (3) capital improvements primarily associated with our Agri-Energy Facility; (4) costs associated with optimizing isobutanol production technology; (5) litigation defense costs associated with the ongoing litigation with Butamax; and (6) repayment of debt obligations. Based on our current plans, we anticipate capital expenditures necessary to complete the retrofit of the Agri-Energy Facility will be significantly lower than the capital expenditures of $49.5 million incurred in fiscal year 2012 for this project. We believe that actions taken during 2012 to reduce ongoing litigation expenses and other operating expenses will reduce our 2013 operating expenses from fiscal year 2012 levels. We also have the ability to further limit cash spending associated with the foregoing activities, including limiting the usage of cash associated with research and development activities or delaying the timing of capital improvements, based on then-current facts and circumstances. Notwithstanding our ability to further reduce our monthly cash usage, based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents on hand at March 31, 2013, will provide sufficient funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

If we exceed our planned capital expenditures as part of optimizing specific parts of our isobutanol production technology at the Agri-Energy Facility, or other cost estimates to prepare for commercial production of isobutanol or derivative products of isobutanol, or if we exceed our estimates for ongoing litigation and other operating expenses, we may need to raise additional capital. Depending on the timing and amounts of expected future cash flow requirements, we expect we will be required to raise such additional capital in 2014, or sooner. Finally, based on current estimates, additional financing will be required for us to finance the retrofit of additional production capacity to isobutanol production, including further expansion of our Agri-Energy Facility. There are no assurances that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flow from operations.

As of March 31, 2013, our cash and cash equivalents totaled $54.1 million. In July 2012, we issued: (i) 12.5 million shares of common stock at an offering price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of Convertible Notes, in each case in a firm commitment underwritten public offering (the “Equity Offering” and the “Note Offering,” respectively, and together, the “Offerings”). We received proceeds from the Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement (as defined below). Through March 31, 2013, $9.2 million in principal amount of Convertible Notes have been converted and, as such, we have an aggregate of $35.8 million in principal amount of Convertible Notes outstanding as of that date.

On February 14, 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110.4 million, after deducting underwriting discounts and commissions and other offering costs.

The timing of possible future joint ventures, including our joint venture with Redfield Energy, LLC (“Redfield”), licensing arrangements, tolling arrangements or acquisitions involving ethanol plant assets for retrofit to isobutanol production are subject to our raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. Successful completion of our research and development program and the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

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

The trial for the earliest-filed claim in the Butamax litigation is currently scheduled for August 2013 and additional trials are currently scheduled for July 2014 and August 2015. We expect to continue to incur significant costs through the foregoing trial dates. For a summary of our ongoing litigation with Butamax, see the disclosure under the heading “Legal Proceedings” in Part II, Item 1 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part II, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(9,006)	$(16,897)
Net cash used in investing activities	(1,997)	(8,094)
Net cash (used in) provided by financing activities	(1,639)	4,388

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

During the three months ended March 31, 2013, we used $9.0 million in cash from operating activities primarily resulting from a net loss of $12.0 million, excluding the impact of $6.3 million in non-cash expenses. This was partially offset by a decrease in inventory resulting from the sale of excess corn inventory which generated $2.2 million of cash during the three months ended March 31, 2013.

During the three months ended March 31, 2012, we used $16.9 million in cash from operating activities primarily resulting from the following: (i) a net loss of $14.2 million, excluding the impact of $5.1 million in non-cash expenses; (ii) a $1.6 million increase in inventory as we increased our corn levels from 389,000 bushels at December 31, 2011 to 639,000 bushels at March 31, 2012; and (iii) a $0.8 million reduction in our accounts payable and accrued liabilities.

Investing Activities

During the three months ended March 31, 2013, we used $2.0 million in cash from investing activities primarily associated with capital expenditures for the addition of functionality as part of our efforts to optimize specific parts of our technology at our Agri-Energy Facility.

During the three months ended March 31, 2012, we used $8.1 million in cash from investing activities primarily due to the acquisition of $8.0 million in property and equipment, which includes $7.2 million associated with our ongoing retrofit of the Agri-Energy Facility to isobutanol production which is recorded as construction in progress.

Financing Activities

During the three months ended March 31, 2013, we used $1.6 million in cash from financing activities resulting from principal payments on our secured debt with TriplePoint Capital LLC (“TriplePoint”).

During the three months ended March 31, 2012, we generated $4.4 million in cash from financing activities primarily resulting from the following: (i) $4.9 million borrowed under Agri-Energy’s amended and restated loan and security agreement (the “Amended Agri-Energy Loan Agreement”) with TriplePoint, net of issue costs; and (ii) $0.1 million from the exercise of stock options. The proceeds from the Amended Agri-Energy Loan Agreement were directed to the continued retrofit of our Agri-Energy Facility. Partially offsetting these sources of cash was $0.5 million in principal payments on our secured debt and a $0.1 million deposit provided to TriplePoint.

Stock Repurchase Program

On January 2, 2013, our board of directors approved a stock repurchase program which authorizes us to repurchase up to $15.0 million of our common stock over a one-year period. Repurchases under the stock repurchase program, if any, would be funded with cash and cash equivalents on hand. Under the program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases, privately negotiated transactions or block transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, subject to market conditions and other factors. Through March 31, 2013 we have not purchased any shares of common stock under our stock repurchase program.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility which we are currently retrofitting to produce isobutanol. As of March 31, 2013, we have incurred capital costs of approximately $57.9 million on the retrofit of the Agri-Energy Facility. The retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as sales tax on equipment and capitalized interest. We have incurred approximately $23.4 million in capital expenditures associated with these additional design features and other costs. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. During initial startup operations we produced approximately 100,000 gallons of bio-based isobutanol for future sale and customer testing. In September 2012, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates. We intend to resume isobutanol production at the Agri-Energy Facility in support of future commercial operations once this work has been completed. Based on our progress to date we anticipate resuming limited isobutanol production at commercial scale at the Agri-Energy Facility in 2013.

Redfield Energy, LLC

On June 15, 2011, we entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield and executed the second amended and restated operating agreement of Redfield (together with the Joint Venture Agreement, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, we have agreed to work with Redfield toward the retrofit of Redfield’s approximately 50 MGPY ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”), for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to our wholly-owned subsidiary, Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate consolidating Redfield’s operations because we anticipate we will control the activities that are most significant to the entity.

We will be responsible for all costs associated with the retrofit of the Redfield Facility. Redfield will remain responsible for certain expenses incurred by the facility including certain repair and maintenance expenses and any costs necessary to ensure that the facility is in compliance with applicable environmental laws. We anticipate that the Redfield Facility will continue its current ethanol production activities during much of the retrofit. Following installation of the retrofit assets, the ethanol production operations will be suspended to enable testing of the isobutanol production capabilities of the facility (the “Performance Testing Phase”). During the Performance Testing Phase, we will be entitled to receive all revenue generated by the Redfield Facility and will make payments to Redfield to cover the costs incurred by Redfield to operate the facility plus the profits, if any, that Redfield would have received if the facility had been producing ethanol during that period (the “Facility Payments”). We have also agreed to maintain an escrow fund during the Performance Testing Phase as security for our obligation to make the Facility Payments.

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

During 2012, we initiated the project engineering and permitting process for the Redfield Facility retrofit. As of March 31, 2013, we have incurred $0.4 million in planning-related costs for the future retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the retrofit of the Redfield Facility.

Cargill, Incorporated

During February 2009, we entered into a license agreement with Cargill, Incorporated (“Cargill”) to obtain certain biological materials and license patent rights to use a yeast biocatalyst owned by Cargill. Under the agreement, Cargill has granted us an exclusive, royalty-bearing license, with limited rights to sublicense, to use the patent rights in a certain field, as defined in the agreement. The agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed.

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. As of December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 250,000 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of March 31, 2013 and no amount has been recorded as a liability for this milestone. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

On July 29, 2011, we entered into an international off-take and distribution agreement with Sasol Chemical Industries Limited (“Sasol”) to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon our first commercial sale of high-purity isobutanol under the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay us applicable shortfall fees and we are obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of March 31, 2013.

Toray Industries, Inc.

In June 2011, we announced that we had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries. Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene (“PX”) from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. On June 1, 2012, we entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we will use for the design, construction and/or operation of a pilot plant. We anticipate producing bio-based PX at the pilot plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. In the event we are unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by December 31, 2013, we will be required to refund the $1.0 million by January 31, 2014. Any excess bio-PX that is produced can be sold to other parties.

Convertible Notes

In July 2012, we sold $45.0 million in aggregate principal amount of Convertible Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of cash discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013. The Convertible Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted.

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

If a holder elects to convert its Convertible Notes on or after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (i) eight semi-annual interest payments; or (ii) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. During the three months ended March 31, 2013, certain holders of our Convertible Notes elected to convert bonds totaling $9.2 million, reducing the principal balance of the Convertible Notes to $35.8 million. Upon conversion, the Convertible Note holders received 1,617,910 shares of our common stock in payment of converted principal of $9.2 million and, pursuant to the terms of the Indenture, such holders also received 1,540,451 shares of our common stock in settlement of Coupon Make-Whole Payments of $2.7 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its Convertible Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 202.0202 per $1,000 principal amount of Convertible Notes.

If a Fundamental Change (as defined in the Indenture) occurs, at any time, then each holder will have the right to require us to repurchase all of such holder’s Convertible Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such Convertible Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date. Additionally, on July 1, 2017, each holder will have the right to require us to repurchase all of such holder’s Convertible Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of Convertible Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

We have a provisional redemption right (“Provisional Redemption”) to redeem, at our option, all or any part of the Convertible Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the Conversion Price in effect on such trading day. On or after July 1, 2017, we have an optional redemption right (“Optional Redemption”) to redeem, at our option, all or any part of the Convertible Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of Convertible Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

If there is an Event of Default (as defined in the Indenture) under the Convertible Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to us and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.

Secured Long-Term Debt

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

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement (the “October 2011 Loan”). The October 2011 Loan matures on October 31, 2015. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement (the “January 2012 Loan”), bringing the total borrowed under the New Loan to $15.0 million. The January 2012 Loan matures on December 31, 2015. At March 31, 2013, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

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

As of March 31, 2013, we have made $10.8 million in principal payments due under the foregoing loan agreements with TriplePoint, including $5.4 million which was repaid upon the closing of the Convertible Notes offering on July 5, 2012. Payments of outstanding principal under our loan agreements with TriplePoint began during the third quarter of 2012.

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

These amendments, among other things: (i) permitted the issuance of the Company’s Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) add as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) add a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) add a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at March 31, 2013 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$10,476	$13,482	$—	$35,800	$59,758
Interest payments on debt (2)	4,767	6,329	5,370	12,083	28,549
Operating leases (3)	1,564	3,157	2,255	1,334	8,310
Software license agreement (4)	148	310	329	—	787
Base fee due to South Hampton Resources, Inc. (5)	570	250	—	—	820

Total	$17,525	$23,528	$7,954	$49,217	$98,224

(1)	Principal debt payments include amounts due to TriplePoint under the Amended Agri-Energy Loan Agreement, as amended, and $35.8 million of principal associated with our Convertible Notes.
(2)	Represents interest payments due to TriplePoint under the Amended Agri-Energy Loan Agreement, as amended, and to holders of the Convertible Notes.
(3)	Represents commitments for operating leases, primarily related to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	Represents amounts due under a software license agreement with a five year term.
(5)	In accordance with our pilot plant processing agreement with South Hampton Resources, Inc. we are obligated to pay a fixed monthly facility fees for the remainder of the initial term of the agreement which ends in July 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rates and commodity prices as of December 31, 2012, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at March 31, 2013.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2011, we filed an answer to the Amended Complaint in which we asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375, entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376, entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids,” both of which were recently awarded to us by the United States Patent and Trademark Office (the “USPTO”). The counterclaim seeks a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims have been set for trial in August 2013.

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

On June 19, 2012, the United States District Court for the District of Delaware denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by us of one or more claims made in the ’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax also filed a motion with the United States District Court for the District of Delaware seeking a temporary order to limit our activities with respect to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction.

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

On February 13, 2013, coordinated discovery was ordered for Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01201-SLR, 1:12-cv-01202-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR. These cases are currently set for trial in August 2015.

On March 19, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment in the patent suit involving the ’188 Patent and the ’889 Patent. Both parties had asked the court to resolve certain issues regarding the ’188 Patent and the ’889 Patent without a trial by seeking summary judgment from the court. Butamax had filed a motion seeking summary judgment that we infringed such patents, but the court denied Butamax’s motion. We moved for summary judgment of noninfringement, both as a matter of literal infringement and infringement under the doctrine of equivalents, and the court granted our motion regarding doctrine of equivalents infringement. We also moved for summary judgment of invalidity of various claims in the ’188 Patent and the ’889 Patent. The court granted this motion in part, ruling that Butamax’s claims related to the inactivation of competing pathways for carbon flow were invalid.

The court also provided certain claim construction rulings, including a ruling that Butamax’s patent claims were limited to an “acetohydroxy acid isomeroreductase” enzyme that is “NADPH-dependent.” The remaining issues were to be resolved by a jury trial, scheduled to commence on April 1, 2013.

On March 20, 2013, the U.S. District Court for the District of Delaware held the final pre-trial hearing leading up to the trial on the ’188 Patent and the ’889 Patent scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that Gevo does not infringe such patents under the court’s construction of a key claim term in such patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the court’s construction. In view of this stipulation and the court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, on April 10, 2013 a judgment of no infringement was entered in favor of Gevo. On April 19, 2013, Butamax appealed the court’s claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit.

On April 19, 2013, Butamax filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the District Court of Delaware’s Memorandum and Order of March 19, 2013, and the District Court of Delaware’s Amended Final Judgment of April 10, 2013.

Due to the nature and stage of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The trial regarding Gevo’s patents on PDC deletions and overexpression of AFT proteins is set for August 2013, and additional trials are currently scheduled for July 2014 and August 2015. We expect to continue to incur significant costs related to our involvement in the foregoing legal proceedings.

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

We have incurred net losses since our inception, including losses of $60.7 million, $48.2 million, $40.1 million and $18.4 million during the years ended December 31, 2012, 2011 and 2010 and three months ended March 31, 2013, respectively. As of March 31, 2013, we had an accumulated deficit of $213.7 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues have been extremely limited and we have not generated significant revenues from the sale of isobutanol. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial start-up operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. Similarly, we expect to derive revenue from the sale of ethanol and related products during any period in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production. Additionally, we have generated some limited revenue from the sale of products such as alcohol-to-jet (“ATJ”) fuel that has been used for engine qualification and flight demonstration by the USAF. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol at the Agri-Energy Facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements or our ATJ supply contracts are cancelled or we are unable to produce suitable ATJ material, our revenues could be adversely affected.

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

For each ethanol production facility to which we acquire access, we will be required to obtain numerous regulatory approvals and permits to retrofit and operate the facility. In the U.S., these include such items as a modification to the air permit, fuel registration with the U.S. Environmental Protection Agency (the “EPA”), ethanol excise tax registration and others. These requirements may not be satisfied in a timely manner, or at all. Later-enacted federal and state governmental requirements may also substantially increase our costs or delay or prevent the completion of a retrofit, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have engaged in negotiations with a number of companies, and have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including Toray Industries, LANXESS, Inc. (“LANXESS”), United Airlines, and TOTAL PETROCHEMICALS USA, Inc. However, as of March 31, 2013, we are not party to any final, definitive supply or distribution agreements for our isobutanol, other than our exclusive supply agreement with LANXESS, our international off-take and distribution agreement with Sasol, our commercial off-take agreement with Mansfield, our joint development agreement with Toray Industries, our offtake and marketing agreement with Land O’Lakes Purina Feed, LLC, and our contracts from the Defense Logistics Agency. We may be unable to negotiate final terms with other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, as we have yet to produce or supply commercial volumes of isobutanol to any customer, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

Most of the ethanol plants we initially plan to retrofit use dry-milled corn as a feedstock. Once we have optimized our full-scale commercial isobutanol production process, we plan to sell, as animal feed, the isobutanol distiller’s grains (“iDGs”)™ left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs™ as animal feed through a self-assessed Generally Regarded as Safe (GRAS) process via third party scientific review. In order to improve the value of our iDGs™, we are also in the process of obtaining U.S. Food and Drug Administration (“FDA”) approval for the marketing of our iDGs™. We believe obtaining FDA approval will increase the value of our iDGs™ by offering customers of our iDGs™ further assurance of the safety of our iDGs™. If we make changes in our biocatalyst whereby we can no longer rely on our GRAS process, we would be required to obtain FDA approval for marketing our iDGs™. FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. If FDA approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs™, our net cost of production will increase, which may hurt our operating results.

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

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations are described elsewhere in this Report, our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, and other reports that we have filed with the SEC. Accordingly, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

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

Due to unfavorable weather conditions, corn prices have recently increased significantly. These unfavorable weather conditions led to a smaller than expected corn harvest across affected areas of the U.S. Midwest region in the fall of 2012. This, along with smaller corn carryover in the last two crop years and higher export demand for corn has led to higher corn prices and increased corn price volatility. The price of ethanol has not kept pace with rising corn prices which has resulted in lower and, in some instances negative, operating margins in the ethanol industry. As a result, during the fourth quarter of 2012 our management determined that the production of ethanol at the Agri-Energy Facility would not produce a positive margin versus maintaining the Agri-Energy Facility at idle. During the first quarter of 2013, we did not transition back to ethanol production because we are engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates. In addition, we currently have an inventory of corn that is not being used while production at the Agri-Energy Facility remains paused. We have opted to sell some of our corn inventory on hand to reduce corn inventory levels. Our sales of corn on the spot market subject us to the risk that corn prices will be even higher when production at the facility resumes. Our inability to rely on ethanol production as an alternative revenue source while we focus on optimizing specific parts of our technology could have a material adverse effect on our on our business, financial condition and results of operations.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of March 31, 2013, we exclusively licensed rights to 93 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 380 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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

If any other party has filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference, derivation or other proceedings declared by the USPTO to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, such a proceeding may result in the loss of certain claims. Even successful outcomes of such proceedings could result in significant legal fees and other expenses, diversion of management time and efforts and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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

Biofuels companies may also provide substantial competition in the hydrocarbon fuels market. With respect to production of renewable gasoline, biofuels competitors are numerous and include both large established companies and numerous start-ups. For example, Virent Energy Systems, Inc. has developed a process for making gasoline and gasoline blendstocks and Kior, Inc. has developed a technology platform to convert biomass into renewable crude oil. Many other competitors may do so as well. In the jet fuel market, we will face competition from companies such as Synthetic Genomics, Inc., Solazyme, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation that are pursuing production of jet fuel from algae-based technology. LS9, Inc. (“LS9”) and others are also targeting production of jet fuels from renewable biomass. We may also face competition from companies working to produce jet fuel from hydrogenated fatty acid methyl esters. In the diesel fuels market, competitors such as Amyris Biotechnologies, Inc. and LS9 have developed technologies for production of alternative hydrocarbon diesel fuel.

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

In August 2010, we entered into the Original Agri-Energy Loan Agreement under which our wholly owned subsidiary, Gevo Development, borrowed $12.5 million to finance its acquisition of Agri-Energy. In October 2011, the Original Agri-Energy Loan Agreement was amended to provide Agri-Energy with additional term loan facilities of up to $15 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. In October 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement, bringing the total borrowed under the New Loan at March 31, 2013 to $15.0 million. Pursuant to the terms of the Amended Agri-Energy Loan Agreement, we cannot engage in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of TriplePoint. If TriplePoint does not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan in full.

In June 2012, Gevo, Inc. entered into (i) the Security Agreement Amendment and (ii) the Gevo Loan Amendment. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of the our Convertible Notes; (ii) removed Agri-Energy’s and our options to elect additional interest-only periods upon the achievement of certain milestones (iii) permit Agri-Energy to make dividend payments and distributions to us for certain defined purposes related to the Convertible Notes; (iv) add as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) add a negative covenant whereby we may not incur any indebtedness other than as permitted under the Security Agreement; and (vi) add a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment of all remaining outstanding obligations in full under the Amended Agri-Energy Loan Agreement. If we take any of the actions contemplated in the amendments, we could be forced to pay the outstanding balance of the loan in full. If holders of our Convertible Notes undertake their option to convert their notes after January 1, 2013 and before July 1, 2017, and we have amounts of principal outstanding to TriplePoint, any issuances of stock that we make in satisfaction of the Coupon Make-Whole Payments due to such note holders will cause dilution to our existing stockholders. As of March 31, 2013, we have issued 1,540,451 shares of our common stock in satisfaction of these Coupon Make-Whole Payments.

As of March 31, 2013, the aggregate outstanding principal and final payments under the Amended Agri-Energy Loan Agreement was approximately $24.0 million.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of March 31, 2013. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning Our Securities.

We incurred significant indebtedness when we sold the Convertible Notes and we may incur additional indebtedness in the future. The indebtedness created by the sale of the Convertible Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of March 31, 2013, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan from TriplePoint was approximately $24.0 million. In addition, we incurred $45 million of senior indebtedness when we sold the Convertible Notes in July 2012. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $26.36 and a low of $1.36. The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the market price of the Convertible Notes. This may result in significantly greater volatility in the trading value of the Convertible Notes than would be expected for nonconvertible debt securities we may issue.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Stockholders as of March 31, 2013 who own more than 5% of our outstanding common stock, which consists of four stockholders, collectively own approximately 33% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In addition, as of March 31, 2013, there were 3.3 million shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

We registered 6.8 million shares of common stock, which are reserved for issuance under our stock incentive plans and our employee stock purchase plan. These shares can be freely sold in the public market upon issuance and once vested.

We may not have the ability to pay interest on the Convertible Notes or to repurchase or redeem the Convertible Notes.

The Convertible Notes, which have a principal balance of $35.8 million at March 31, 2013, bear interest at a rate of 7.5% per year, payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing in 2013. If a Fundamental Change occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay cash upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our current indebtedness with TriplePoint unless we are able to obtain TriplePoint’s consent prior to the taking of such action.

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

If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders, and any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. As of March 31, 2013, approximately $9.2 million in principal amount of our Convertible Notes have been converted in exchange for 1,617,910 shares of our common stock. The anticipated conversion of the remaining approximately $35.8 million in principal amount of Convertible Notes into shares of our common stock could depress the trading price of our common stock.

Holders of our Convertible Notes that elect to convert some or all of their Convertible Notes on or after January 1, 2013 and prior to July 1, 2017, will be entitled to receive a Coupon Make-Whole Payment for the Convertible Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the Coupon Make-Whole Payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Given that the agreements governing our secured indebtedness with TriplePoint prohibit us from paying, repurchasing or redeeming the Convertible Notes or making cash payments in respect of the Coupon Make-Whole Payment upon a conversion, we may be unable to make such payment in cash. As of March 31, 2013, we have issued 1,540,451 shares of our common stock in satisfaction of these Coupon Make-Whole Payments. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

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

If a Fundamental Change occurs, the holders of the Convertible Notes may require us to repurchase all or a portion of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date. However, the agreements governing our secured indebtedness with TriplePoint prohibit us from paying, repurchasing or redeeming the Convertible Notes or any amounts payable in connection with a Fundamental Change or at our option. In the event that a Fundamental Change occurs at a time when we are prohibited from repurchasing the Convertible Notes, we would need to seek the consent of TriplePoint to repurchase the Convertible Notes from the holders or we would otherwise be risking an event of default under our agreements with TriplePoint. If we were unable to obtain such consent, compliance with the terms of the Convertible Notes would trigger an event of default under our indebtedness with TriplePoint.

Although the Convertible Notes are referred to as “senior notes,” the Convertible Notes are unsecured and are effectively subordinated to our secured indebtedness and effectively subordinated to all liabilities of our subsidiaries from time to time outstanding.

The Convertible Notes are obligations only of Gevo, Inc. and are not guaranteed by our subsidiaries or secured by any of our or their properties or assets. The Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and effectively subordinated to all existing and future liabilities of our subsidiaries, including trade payables. Our subsidiaries are separate legal entities and have no obligation to pay any amounts due pursuant to the Convertible Notes. Our subsidiaries conduct a significant amount of our business, and may incur significant liabilities in connection with such business. As of March 31, 2013, our subsidiaries had indebtedness and other obligations in the principal amount of approximately $24.0 million. These amounts of indebtedness structurally rank senior to the Convertible Notes.

In any liquidation, dissolution, bankruptcy or other similar proceeding, holders of our secured debt may assert rights against any assets securing such debt in order to receive full payment of the debt before those assets may be used to pay the holders of the Convertible Notes. In such an event, we may not have sufficient assets remaining to pay amounts due on any or all of the Convertible Notes. At March 31, 2013, on a consolidated basis, we had approximately $24.0 million in aggregate principal amount of secured indebtedness outstanding. In addition, our senior secured indebtedness to TriplePoint prohibits us from making payments on the Convertible Notes that are not regularly scheduled payments.

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

Our affiliates who held our common stock as of March 31, 2013 together control approximately 29% of our outstanding common stock, with a single stockholder, Khosla Ventures I, L.P. and its affiliates, controlling approximately 16% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On March 14, 2013, because we had not completed milestone number four under our license agreement with Cargill as of December 2012, we paid a $0.5 million license fee to Cargill to satisfy the terms of milestone number four under the license agreement. This fee was paid through the issuance of 250,000 shares of our common stock to Cargill. The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The only consideration that we received in the transaction was the satisfaction of our obligation under the license agreement with Cargill.

Use of Proceeds from Public Offering of Common Stock

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

		Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10

4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7

4.9	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	001-35073	July 5, 2012	4.1

4.10	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	001-35073	July 5, 2012	4.2

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
101#	Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.					X

*	Certain schedules and exhibits referenced in this document have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
#	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.

By:	/S/ MARK SMITH
Mark Smith Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 6, 2013