Form 10-Q
period 2013-06-30
Gevo, Inc.
filed 2013-08-14
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, 46,937,452 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, and for the period from June 9, 2005 (date of inception) to June 30, 2013 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and for the period from June 9, 2005 (date of inception) to June 30, 2013 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	74
Item 6.	Exhibits	74
	Signatures	76

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$40,588	$66,744
Accounts receivable	498	698
Inventories	3,431	6,659
Prepaid expenses and other current assets	1,477	1,508
Derivative assets	52	271
Total current assets	46,046	75,880
Property, plant and equipment, net	77,994	77,093
Debt issue costs, net	1,037	1,736
Deposits and other assets	1,402	1,402
Total assets	$126,479	$156,111
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$10,216	$8,244
Current portion of secured debt, net of $739 and $856 discount at June 30, 2013 and December 31, 2012, respectively	10,063	8,513
Derivative liabilities	—	12
Total current liabilities	20,279	16,769
Long-term portion of secured debt, net of $437 and $784 discount at June 30, 2013 and December 31, 2012, respectively	10,217	15,445
Convertible notes, net	15,929	25,554
Other long-term liabilities	413	512
Total liabilities	46,838	58,280
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share; 150,000,000 authorized; 46,912,536 and 39,606,668 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	469	396
Additional paid-in capital	308,111	292,782
Deficit accumulated during development stage	(228,939)	(195,347)
Total stockholders’ equity	79,641	97,831
Total liabilities and stockholders’ equity	$126,479	$156,111

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From June 9, 2005 (Date of Inception) To June 30, 2013
	2013	2012	2013	2012
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$5,650	$—	$19,908	$98,415
Corn sales	909	—	3,328	—	4,337
Grant revenue, research and development program revenue and other revenue	950	1,377	2,074	1,991	9,223
Total revenues	1,859	7,027	5,402	21,899	111,975
Cost of corn sales	920	—	3,375	—	4,293
Cost of goods sold	2,696	8,510	4,744	23,520	110,270
Gross loss	(1,757)	(1,483)	(2,717)	(1,621)	(2,588)
Operating expenses
Research and development	5,828	4,723	10,804	9,678	87,454
Selling, general and administrative	6,279	9,540	13,229	22,667	127,535
Other operating expenses	—	—	—	—	1,248
Total operating expenses	12,107	14,263	24,033	32,345	216,237
Loss from operations	(13,864)	(15,746)	(26,750)	(33,966)	(218,825)
Other income (expense)
Interest expense	(2,312)	(450)	(5,588)	(1,537)	(20,505)
Gain from change in fair value of embedded derivative	2,023	—	693	—	17,693
Loss on extinguishment of debt	(1,112)	—	(2,038)	—	(2,038)
Other income	43	19	91	19	875
Change in fair value of warrant liabilities	—	—	—	—	(2,852)
Total other expense	(1,358)	(431)	(6,842)	(1,518)	(6,827)
Net loss	(15,222)	(16,177)	(33,592)	(35,484)	(225,652)
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	—	—	—	—	(3,872)
Net loss attributable to Gevo, Inc. common stockholders	$(15,222)	$(16,177)	$(33,592)	$(35,484)	$(229,524)
Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	$(0.35)	$(0.62)	$(0.80)	$(1.35)
Weighted-average number of common shares outstanding—basic and diluted	43,371,992	26,242,940	42,191,018	26,299,746

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,		From June 9, 2005 (Date of Inception) To June 30, 2013
	2013	2012
Operating Activities
Net loss	$(33,592)	$(35,484)	$(225,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,976	806	8,264
Gain from change in fair value of embedded derivative	(693)	—	(17,693)
Non-cash stock-based compensation	2,126	5,460	28,651
Loss on extinguishment of debt	2,038	—	2,038
Depreciation and amortization	1,694	1,639	15,299
Loss (gain) from change in fair value of derivatives	207	236	(657)
Loss from change in fair value of warrant liabilities	—	—	2,852
Other non-cash expenses	—	—	864
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	200	1,809	1,501
Inventories	3,228	959	139
Prepaid expenses and other current assets	31	(40)	(2)
Deposits and other assets	—	(180)	(239)
Accounts payable, accrued expenses, and long-term liabilities	2,598	368	8,022
Net cash used in operating activities	(19,187)	(24,427)	(176,613)
Investing Activities
Acquisitions of property, plant and equipment	(2,758)	(34,502)	(71,445)
Other	—	(647)	(700)
Acquisition of Agri-Energy, net of cash assumed	—	—	(24,936)
Restricted certificate of deposit	—	—	(39)
Net cash used in investing activities	(2,758)	(35,149)	(97,120)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows—Continued

(in thousands)

(unaudited)

	Six Months Ended June 30,		From June 9, 2005 (Date of Inception) To June 30, 2013
	2013	2012
Financing Activities
Payments on secured debt	(4,141)	(1,241)	(22,837)
Proceeds from issuance of secured debt	—	5,000	41,578
Proceeds from issuance of common stock upon exercise of stock options and ESPP	9	664	1,126
Deposit on long-term debt and other	(79)	(154)	(539)
Debt and equity offering costs	—	(316)	(13,503)
Proceeds from issuance of common stock	—	—	176,579
Proceeds from issuance of convertible preferred stock	—	—	86,025
Proceeds from issuance of convertible debt, net	—	—	42,300
Proceeds from issuance of convertible promissory notes with warrants	—	—	3,000
Proceeds from the exercise of warrants	—	—	592
Net cash (used in) provided by financing activities	(4,211)	3,953	314,321
Net (decrease) increase in cash and cash equivalents	(26,156)	(55,623)	40,588
Cash and cash equivalents
Beginning of period	66,744	94,225	—
Ending of period	$40,588	$38,602	$40,588

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows—Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Six Months Ended June 30,		From June 9, 2005 (Date of Inception) To June 30, 2013
	2013	2012
Conversion of convertible debt to common stock	$12,784	$—	$12,784
Cash paid for interest, net of interest capitalized	$2,389	$673	$11,847
Non-cash purchase of property, plant and equipment	$227	$9,886	$227
Issuance of common stock for services	$483	$—	$483
Warrants issued with secured debt	$—	$120	$1,746
Warrants issued with convertible promissory notes	$—	$—	$505
Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in-capital	$—	$—	$2,063
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	$—	$—	$3,872
Promissory notes and accrued interest converted to Series C preferred stock	$—	$—	$3,043
Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$—	$—	$1,458
Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$—	$—	$1,000
Reclassified deferred offering costs to additional paid-in-capital upon initial public offering	$—	$928	$4,296

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005 (“Inception”). Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) on September 18, 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company on September 22, 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) on September 22, 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012. In September 2012, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time while it focuses on optimizing specific parts of its technology to further enhance isobutanol production rates. In June 2013, the Company resumed limited isobutanol production at the Agri-Energy Facility in single production train mode.

At June 30, 2013, the Company is considered to be in the development stage as its primary activities, since Inception, have been conducting research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility, recruiting personnel and raising capital. Ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

Until May 2012, when the Company commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility, the Company derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at this facility. The production of ethanol is not the Company’s intended business and its future profitability depends on its ability to produce and market isobutanol, not on production and sales of ethanol. The historical operating results of Agri-Energy and the operating results reported during the retrofit to isobutanol production, the initial startup of isobutanol production and any period in which the production of isobutanol is temporarily paused and the Company’s management determines, based on the then-current economic conditions for the production of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production may not be indicative of future operating results for Agri-Energy or Gevo once commercial isobutanol production commences at this facility. Additionally, because the production of ethanol is not the Company’s intended business, the Company will continue to report as a development stage company until it begins to generate significant revenue from the sale of isobutanol or other products that are or become the Company’s intended business.

Financial Condition. The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three and six months ended June 30, 2013, the Company incurred a consolidated net loss of $15.2 million and $33.6 million and had an accumulated deficit of $228.9 million. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.

From Inception to June 30, 2013, the Company has funded its operations primarily through equity offerings, issuances of debt, borrowings under its secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. The Company’s cash and cash equivalents at June 30, 2013 totaled $40.6 million which is primarily being used for the following: (1) operating activities and startup production of isobutanol at its Agri-Energy Facility; (2) operating activities at its corporate headquarters in Colorado, including research and development work; (3) capital improvements primarily associated with its Agri-Energy Facility; (4) costs associated with optimizing isobutanol production technology; (5) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP p.l.c. (“BP”) and E.I. du Pont de Nemours and Company (“DuPont”); and (6) repayment of debt obligations. Based on the Company’s current plans, the Company anticipates capital expenditures necessary to complete the retrofit of the Agri-Energy Facility will be significantly lower than the capital expenditures of $49.5 million incurred in fiscal year 2012. The Company believes that actions taken during 2012 to reduce ongoing litigation expenses and other operating expenses will continue to reduce 2013 operating expenses from fiscal year 2012 levels.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company also has the ability to further limit some cash spend associated with the foregoing activities, including limiting the usage of cash associated with research and development activities or delaying the timing of capital improvements, based on then-current facts and circumstances. Notwithstanding the Company’s ability to further reduce its monthly cash usage, based on its current planned level of operations and anticipated growth, the Company believes that cash and cash equivalents on hand at June 30, 2013, will provide sufficient funds for ongoing operations for the remainder of 2013.  This includes necessary capital expenditures and working capital requirements and debt obligations ($5.2 million matures in the second half of 2013).  The Company believes it has the financial resources to operate into the first quarter of 2014; notwithstanding, the Company is actively working on various ways to address the need for additional capital before the end of the first quarter of 2014. Based on current estimates, additional capital will be required for the Company to continue to meet ongoing operational and working capital requirements past the first quarter of 2014 and to finance the retrofit of incremental isobutanol production capacity including further expansion of the Agri-Energy Facility. Although the Company is pursuing financing options, there are no assurances that the Company will be able to raise additional funds when needed or at all, or achieve or sustain profitability or positive cash flow from operations.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2013 and for all periods presented. The consolidated statements of operations for the three and six months ended June 30, 2013 and consolidated statements of cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the “Annual Report”).

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three and six months ended June 30, 2013 and 2012 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding at June 30, 2013 and 2012 that could potentially dilute the calculation of diluted earnings per share.

	June 30,
	2013	2012
Convertible debt	4,725,392	—
Outstanding options to purchase common stock	3,172,213	3,300,936
Warrants to purchase common stock	1,259,998	1,229,998
Unvested restricted common stock	941,236	454,023
Total	10,098,839	4,984,957

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	June 30, 2013	December 31, 2012
Raw materials
Corn	$1,002	$4,174
Enzymes and other inputs	702	656
Finished goods	330	85
Work in process	340	648
Spare parts	1,057	1,096
Total inventories	$3,431	$6,659

Included in cost of goods sold is depreciation of $0.6 million and $1.1 million during each of the three and six months ended June 30, 2013 and 2012. Depreciation expense included in cost of goods sold from Inception to June 30, 2013 was $5.8 million.

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful Life	June 30, 2013	December 31, 2012
Construction in progress	—	$59,153	$57,185
Plant machinery and equipment	10 years	11,030	11,030
Site improvements	10 years	7,007	7,007
Lab equipment, furniture and fixtures and vehicles	5 years	6,165	5,553
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,412	1,411
Leasehold improvements, pilot plant, land and support equipment	0-5 years	2,084	2,069
Total property, plant and equipment		92,991	90,395
Less accumulated depreciation and amortization		(14,997)	(13,302)
Property, plant and equipment, net		$77,994	$77,093

Construction in progress includes $58.5 million and $56.1 million at June 30, 2013 and December 31, 2012, respectively, related to the retrofit of the Agri-Energy Facility to isobutanol production.

During the three and six months ended June 30, 2012, the Company capitalized interest on its secured debt associated with its qualifying assets, which related to the retrofit of the Agri-Energy Facility that was actively being developed. Accordingly, the Company capitalized $0.1 million during the three and six months ended June 30, 2013, $1.0 million and $1.3 million of interest incurred during the three and six months ended June 30, 2012, respectively, and $1.7 million during the period from Inception to June 30, 2013.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company generally follows a policy of using exchange-traded futures contracts as a means of managing exposure to changes in corn prices. Exchange-traded futures contracts are valued at fair value and were recorded as a derivative asset at June 30, 2013 and December 31, 2012 in the consolidated balance sheets and changes in fair value are recorded in cost of goods sold in the consolidated statements of operations.

Forward purchase contracts are recorded at fair value unless a company elects to use the “normal purchases and normal sales scope exception” guidance of GAAP. To qualify for the normal purchases and normal sales scope exception, a contract must be appropriately designated and must provide for the purchase or sale of physical commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. During the three and six months ended June 30, 2013 and 2012, the Company did not elect the normal purchase and normal sales scope exception to its forward purchase contracts. Accordingly, changes in the fair value of these contracts during the three and six months ended June 30, 2013 and 2012 have been recorded in cost of goods sold in the consolidated statements of operations. At June 30, 2013, these contracts were recorded at their fair value which has been included as a component of derivative liability in the consolidated balance sheets.

The foregoing derivatives do not include any credit risk related contingent features, the Company has not entered into these derivative financial instruments for trading or speculative purposes, and it has not designated any of its derivatives as hedges for financial accounting purposes. At June 30, 2013 and December 31, 2012, the Company had $0.1 million held in a margin deposit account for its exchange-traded futures contracts.

The following table summarizes the realized and unrealized gain / (loss) of the Company’s derivative instruments (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to
	2013	2012	2013	2012	June 30, 2013
Realized Gain / (Loss)
Exchange-traded futures contracts	$73	$303	$322	$264	$(555)
Unrealized Gain / (Loss)
Exchange-traded futures contracts	$58	$(482)	$(218)	(234)	$701
Forward purchase contracts	$(8)	$45	$12	(2)	$(43)

The following table represents the Company’s net short positions of derivative instruments held (in thousands).

Year of Expiration	June 30, 2013 Corn Net Short Position Bushels	December 31, 2012 Corn Net Short Position Bushels
2013	160	683

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company used a binomial lattice model in order to estimate the fair value of these embedded derivatives in the Convertible Notes. A binomial lattice model generates two probable outcomes—one up and another down—arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was initially used to determine if the Convertible Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the Convertible Notes will be converted early if the conversion value is greater than the holding value; or (ii) the Convertible Notes will be called if the holding value is greater than both (a) the Redemption Price (as defined in the Indenture) and (b) the conversion value plus the Coupon Make-Whole Payment at the time. If the Convertible Notes are called, then the holders will maximize their value by finding the optimal decision between (1) redeeming at the Redemption Price and (2) converting the Convertible Notes.

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

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	June 30, 2013	December 31, 2012
Stock price	$2.03	$1.54
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	2.3%	1.7%
Estimated stock volatility	65%	79%
Estimated credit spread	33%	37%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivative.

The following table sets forth the value of the Convertible Notes with and without the embedded derivative, and the fair value of the embedded derivative as of June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013	December 31, 2012
Fair value of Convertible Notes:
With the embedded derivative	$17,431	$26,000
Without the embedded derivative	11,540	15,000
Estimated fair value of the embedded derivative	$5,891	$11,000

The decrease in the carrying value of the embedded derivative between December 31, 2012 and June 30, 2013 is due to the conversion of debt which resulted in a $4.4 million reduction in the carrying value of the embedded derivative. The carrying value of the embedded derivative was also impacted by a $0.7 million decrease in the estimated fair value of the derivative outstanding at June 30, 2013. The change in estimated fair value of the embedded derivative represents an unrealized gain and is included in gain from change in fair value of embedded derivative in the consolidated statement of operations.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets at June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013	December 31, 2012
Accrued legal-related expenses	$2,240	$2,757
Accrued employee compensation	1,652	1,109
Accounts payable — trade	2,644	1,211
Deferred revenue	1,196	1,196
Other accrued liabilities	2,484	1,971
Total accounts payable and accrued liabilities	$10,216	$8,244

7. Secured Debt and Convertible Notes

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	June 30, 2013	December 31, 2012
Secured debt
TriplePoint—Matures September 2014	$9,190	$11,643
TriplePoint—Matures October 2015	8,108	9,266
TriplePoint—Matures December 2015	4,158	4,689
Total secured debt	21,456	25,598
Less:
Unamortized debt discounts	(1,176)	(1,640)
Total secured debt net of debt discounts	20,280	23,958
Less current portion of secured debt	(10,063)	(8,513)
Long-term portion of secured debt	$10,217	$15,445

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Amended Agri-Energy Loan Agreement. In October 2011, Agri-Energy entered into the Amended Agri-Energy Loan Agreement with TriplePoint which amends and restates the Original Agri-Energy Loan Agreement (the “Amended Agri-Energy Loan Agreement”). The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default. The Amended Agri-Energy Loan Agreement provides Agri-Energy with additional term loan facilities of up to $15.0 million (the “New Loan”) (which amount is in addition to the existing $12.5 million term loan (the “Existing Loan”) provided under the Original Agri-Energy Loan Agreement, which Existing Loan remains in place under the Amended Agri-Energy Loan Agreement), the proceeds of which were used to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. The aggregate amount outstanding under the New Loan bears interest at a rate of 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement that matures on October 31, 2015. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement that matures on December 31, 2015, bringing the total borrowed under the New Loan at June 30, 2013 to $15.0 million. At June 30, 2013, the Company was in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

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

	Embedded Derivatives	Convertible Notes	Debt Discount	Total
Balance — December 31, 2012	$11,000	$45,000	$(30,446)	$25,554
Amortization of debt discount	—	—	2,307	2,307
Write-off of debt discount associated with conversion of debt	—	—	11,277	11,277
Change in fair value of embedded derivatives	(693)	—	—	(693)
Conversion	(4,416)	(18,100)	—	(22,516)
Balance — June 30, 2013	$5,891	$26,900	$(16,862)	$15,929

In July 2012, the Company sold $45.0 million in aggregate principal amount of Convertible Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013. The Convertible Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three and six

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

months ended June 30, 2013, the Company recorded $0.7 million and $2.3 million of expense related to the amortization of debt discounts and issue costs and recorded $0.6 million and $1.3 million of interest expense related to the Convertible Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the Convertible Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the Convertible Notes.

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

If a holder elects to convert its Convertible Notes on or after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (a) eight semi-annual interest payments; or (b) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.  If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. During the six months ended June 30, 2013, certain holders of the Convertible Notes elected to convert bonds totaling $18.1 million, reducing the principal balance of the Convertible Notes to $26.9 million. Upon conversion, the Convertible Note holders received 3,179,608 shares of common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $4.9 million.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol. On July 29, 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon the Company’s first commercial sale of high-purity isobutanol under the terms of the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay the Company applicable shortfall fees and the Company is obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of June 30, 2013.

Exclusive Supply Agreement with LANXESS. On January 14, 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (a) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (b) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. The initial term of the mutual exclusivity is ten years, subject to mutual extension. No amounts have been incurred under this agreement as of June 30, 2013.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. On August 12, 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement with C&N, a Mansfield subsidiary, which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of June 30, 2013.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold through Agri-Energy from the date of acquisition through December 31, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The Company has not sold any ethanol in the three and six months ended June 30, 2013. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force and U.S. Army). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force.  The term of the agreement was through December 30, 2012.  The Company recorded $0.3 million and $0.5 million of revenue under this award during the three and six months ended June 30, 2012, respectively.  In September 2012, the Company was awarded an additional contract for the procurement of up to 45,000 gallons of biojet fuel.  Additionally, in March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of renewable jet fuel and in May this initial order was increased by 12,500 gallons. Revenue under these contracts is recognized upon shipment of product which is when transfer of risk of loss and title occurs. During the three and six months ended June 30, 2013, the Company recorded $0.3 million and $0.7 million, respectively, of revenue under these contracts.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM, Inc. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ prior written notice. The Company did not incur any operating expenses or capital expenditures relating to the demonstration plant during the three and six months ended June 30, 2013 or 2012.

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

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola will pay the Company a fixed price fee for a research program outlined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. During each of the three and six months ended June 30, 2013 and 2012, the Company recognized $0.3 million and $0.6 million of revenue under this agreement, respectively.

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. As of December 2012, the Company had not completed milestone number four. However, under the terms of the agreement, the Company was entitled to pay a $0.5 million license fee in lieu of completing milestone number four. This fee was paid in March 2013 through the issuance of 250,000 shares of the Company’s common stock to Cargill. The Company had accrued the $0.5 million license fee as of December 31, 2012 and included the expense as a component of research and development expense in its consolidated statement of operations. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of June 30, 2013 and no amount has been recorded as a liability for this milestone.

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

Other

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene (“PX”) from isobutanol. Toray Industries used the Company’s bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. On June 1, 2012, the Company entered into a definitive agreement with Toray

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Industries for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which shall be used by the Company for the design, construction and/or operation of a pilot plant. The Company anticipates producing bio-PX at the pilot plant, some of which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. Any excess bio-PX that is produced can be sold to third parties. In the event that the Company is unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by December 31, 2013, the Company will be required to refund the $1.0 million by January 31, 2014. The Company has included the $1.0 million as a component of accounts payable and accrued liabilities in its consolidated balance sheets.

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

Gevo, Inc. made capital contributions to Gevo Development of $4.1 million and $7.1 million, respectively, during the three and six months ended June 30, 2013, respectively, and $20.6 million and $20.8 million, respectively, during the three and six months ended June 30, 2012, respectively. From Inception to June 30, 2013, Gevo, Inc. has made capital contributions of $86.9 million to Gevo Development.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 22, 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to June 30, 2013
	2013	2012	2013	2012
Gevo Development Net Loss	$(3,813)	$(3,295)	$(7,303)	$(5,105)	$(26,922)

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of June 30, 2013 and December 31, 2012, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company has undertaken the preliminary project engineering and permitting process for the Redfield Facility retrofit. As of June 30, 2013, the Company has incurred $0.4 million in costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

11. Stock-Based Compensation

The Company records expense during the vesting period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to June 30, 2013
	2013	2012	2013	2012
Stock options and ESPP shares issued
Research and development	$170	$210	$335	$390	$2,812
Selling, general and administrative	466	877	1,088	1,443	8,357
Restricted stock issued
Research and development	—	(507)	—	(26)	802
Selling, general and administrative	364	761	664	1,037	2,686
Warrant issued
Selling, general and administrative	39	—	39	2,616	13,994
Non-cash stock-based compensation	1,039	1,341	2,126	5,460	28,651
Modified stock option awards
Selling, general and administrative	—	231	—	890	1,500
Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	—	—	—	74	1,144
Cash stock-based compensation	—	231	—	964	2,644
Total stock-based compensation	$1,039	$1,572	$2,126	$6,424	$31,295

12. Stockholders’ Equity

The Company currently grants share-based payment awards under the Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”) which was approved by its stockholders in February 2011 and amended in June 2013. As of June 30, 2013, the Company has reserved 5,571,286 shares of common stock for issuance under the 2010 Plan. As of June 30, 2013 and December 31, 2012, there were 3,290,628 shares and 1,340,974 shares available for grant under the 2010 Plan, respectively.

During the six months ended June 30, 2013, the Company issued 6,137,383 shares as a result of the conversion of Convertible Notes and settlement of Coupon Make-Whole Payments (see Note 7), 983,331 shares of restricted stock granted to employees and 250,000 shares of common issued to Cargill (see Note 8).

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

13. Commitments and Contingencies

Legal Matters. On January 14, 2011, Butamax filed a complaint (the “Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 7,851,188 (the “‘188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ‘188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, the Company filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

On August 11, 2011, Butamax amended the Complaint to include allegations that the Company is infringing one or more claims made in U.S. Patent No. 7,993,889 (the “‘889 Patent”), also entitled “Fermentive Production of Four Carbon Alcohols” (the “Amended Complaint”). The ‘889 Patent, which has been assigned to Butamax, claims methods for producing isobutanol using certain recombinant yeast microorganisms expressing an engineered isobutanol biosynthetic pathway. The Company believes that the Amended Complaint is without merit and will continue to aggressively defend its freedom to operate.

On September 13, 2011, the Company filed an answer to the Amended Complaint in which it asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375 (the “‘375 Patent”), entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376 (the “‘376 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The counterclaims sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims were set for trial in August 2013.  On July 26, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment of Gevo’s counterclaims involving the ‘375 and ‘376 Patents. Both parties had asked the court to resolve certain issues regarding the ‘375 and ‘376 Patents without a trial by seeking summary judgment from the court. Butamax had filed motions seeking summary judgment that it did not infringe such patents and the court granted Butamax’s motions on this issue. Butamax had also moved for summary judgment of invalidity on both patents.  The court granted Butamax’s motion of invalidity on the ‘375 Patent, but denied Butamax’s motion of invalidity on the ‘376 Patent. On August 8, 2013, an order was issued by the U.S. District Court of Delaware which entered a final judgment of non-infringement in favor of Butamax and DuPont with respect to the claims of the ‘375 and ‘376 Patents.  The August 8, 2013 order also entered a final judgment of invalidity in favor of Butamax and DuPont with respect to the claims of the ‘375 Patent.  In addition, it was further ordered that the Butamax and DuPont claims and counterclaims relating to the unenforceability of the ‘375 Patent, and the invalidity and/or unenforceability of the ‘376 Patent, would be dismissed without prejudice, and that the Butamax and DuPont claims for exceptional case, attorney’s fees and/or costs would be preserved for later presentation to the Court.  As a result of the August 8, 2013 order, a trial will not occur on August 12, 2013 as previously scheduled.

On September 22, 2011, Butamax filed a motion for preliminary injunction with respect to the alleged infringement by the Company of one or more claims made in the ‘889 Patent.

On January 24, 2012, the Company filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “‘808 Patent”) entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ‘808 Patent claims methods to produce a C3-C6 alcohol—for example, isobutanol—through fermentation and to recover that alcohol from the fermentation medium. The Company sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On May 8, 2013, the Company stipulated and agreed to dismiss without prejudice the ‘808 Patent suit against Butamax, DuPont, or their affiliates, with each side bearing its own costs and fees in the action. The Company and Butamax further stipulated and agreed that the Company shall not re-assert the ‘808 Patent against Butamax, DuPont, or their affiliates until a final Certificate of Reexamination is received from the USPTO in Inter Partes Reexamination Control No. 95/000,666.

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

On March 13, 2012, the Company filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00301-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,133,715 (the “‘715 Patent”), entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ‘715 Patent claims recombinant microorganisms, including yeast, with modifications for the improved production of isobutanol. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

On April 10, 2012, the Company filed a complaint (the “Gevo Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00448-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,153,415 (the “‘415 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ‘415 Patent claims technology which eliminates two pathways that compete for isobutanol pathway intermediates in yeast. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 17, 2012, the Company amended the Gevo Complaint to include allegations that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,158,404 (the “‘404 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ‘404 Patent claims the reduction or elimination of important enzymes in a pathway in isobutanol- producing yeast. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

On June 19, 2012, the United States District Court for the District of Delaware denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by the Company of one or more claims made in the ‘889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax also filed a motion with the United States District Court for the District of Delaware seeking a temporary order to limit the Company’s activities with respect to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction.

On July 6, 2012, the United States District Court for the District of Delaware issued a temporary order which stated, in part, that the Company could not deliver, provide, distribute, ship, release or transfer in any way bio-isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction. The Company filed an appeal of the temporary order. Under the temporary order, the Company remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court of Appeals granted Gevo’s motion to stay the status quo order entered on July 6, 2012 by the United States District Court for the District of Delaware. On November 16, 2012, the Federal Circuit Court of Appeals affirmed the District Court’s denial of Butamax’s preliminary injunction motion.

On July 31, 2012, the Company filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “‘089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On December 17, 2012, this case was transferred to the United States District Court for the District of Delaware as Case No. 1:12-cv-01724-SLR. On February 19, 2013, BP p.l.c. filed a motion seeking to dismiss the Company’s complaint for failure to state a claim against it. On March 8, 2013, the Company filed a response in opposition to B.P. p.l.c.’s motion. On March 18, 2013, B.P. p.l.c. filed its reply brief, and the issue was submitted to the court for decision.  On July 8, 2013, the court granted B.P. p.l.c.’s motion.  Despite the court’s decision, Butamax, DuPont, BP Corporation North America Inc. and BP Biofuels North America LLC remain defendants in the suit.

On July 31, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against the Company, as Case No. 1:12-cv-00999-SLR, seeking a judicial determination that the ‘089 Patent is invalid and that Butamax and DuPont do not infringe it. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

On August 14, 2012, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas for declaratory judgment against Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC, as Case No. 2:12-cv-00435, seeking a judicial determination that a recently issued Butamax U.S. Patent No. 8,241,878 (the “‘878 Patent”), entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof” is invalid and that the Company does not infringe it. On December 17, 2012, this case was transferred to the United States District Court for the District of Delaware as Case No. 1:12-cv-01725-SLR. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 14, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01036-SLR, alleging that the Company is infringing the ‘878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On September 25, 2012, the Company filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01202-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “‘565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against the Company, as Case No. 1:12-cv-01201-SLR, seeking a judicial determination that the ‘565 Patent is invalid and that Butamax and DuPont do not infringe it.

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

On March 19, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment in the patent suit involving the ‘188 Patent and the ‘889 Patent. Both parties had asked the court to resolve certain issues regarding the ‘188 Patent and the ‘889 Patent without a trial by seeking summary judgment from the court. Butamax had filed a motion seeking summary judgment that we infringed such patents, but the court denied Butamax’s motion. The Company moved for summary judgment of noninfringement, both as a matter of literal infringement and infringement under the doctrine of equivalents, and the court granted our motion regarding doctrine of equivalents infringement. The Company also moved for summary judgment of invalidity of various claims in the ‘188 Patent and the ‘889 Patent. The court granted this motion in part, ruling that Butamax’s claims related to the inactivation of competing pathways for carbon flow were invalid.

The court also provided certain claim construction rulings, including a ruling that Butamax’s patent claims were limited to an “acetohydroxy acid isomeroreductase” enzyme that is “NADPH-dependent.” The remaining issues were to be resolved by a jury trial, scheduled to commence on April 1, 2013.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

On March 20, 2013, the U.S. District Court for the District of Delaware held the final pre-trial hearing leading up to the trial on the ‘188 Patent and the ‘889 Patent scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that Gevo does not infringe such patents under the court’s construction of a key claim term in such patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the court’s construction. In view of this stipulation and the court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, on April 10, 2013 a judgment of no infringement was entered in favor of Gevo.

On April 19, 2013, Butamax filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the District Court of Delaware’s Memorandum and Order of March 19, 2013, and the District Court of Delaware’s Amended Final Judgment of April 10, 2013.

Due to the nature and stage of this litigation, the Company has determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. Trials are currently scheduled for July 2014 and August 2015. The Company expects to continue to incur significant costs related to its involvement in the foregoing legal proceedings.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2013 and December 31, 2012, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2013.

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

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

quoted market prices. The Company did not incur any write-down of corn to market prices during the three and six months ended June 30, 2013 or 2012.

Derivative Assets and Liabilities. The fair value of exchange-traded derivative instruments is based on Level 1 inputs using quoted market prices. Exchange-traded derivative instruments are recorded in the consolidated balance sheets at fair value. The fair value of the Company’s exchange-traded derivative instruments were not material at June 30, 2013 and December 31, 2012.

The fair value of the Company’s forward contract derivative instruments are derived based upon a market approach using Level 2 inputs, including, the price at the delivery location adjusted for basis differentials, counterparty credit quality, the effect of the Company’s own credit worthiness, the time value of money and/or the liquidity of the market. The fair value of the Company’s forward contract derivative instruments were not material at June 30, 2013 and December 31, 2012.

Property, Plant and Equipment. The Company records its property, plant and equipment, primarily its Agri-Energy retrofit assets, at fair value only when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company’s estimated cash flows for its Agri-Energy retrofit assets are based upon Level 3 cash flow inputs, primarily estimates associated with the following: (1) sales prices of isobutanol and dried distiller’s grains; (2) cost of corn and; (3) costs of nutrients and other production inputs. During the three and six months ended June 30, 2013 and 2012, the Company did not record any property, plant and equipment at fair value.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.

The following table sets forth the principal balance of the Company’s secured debt obligations and the associated estimated fair value at June 30, 2013 and December 31, 2012 (in thousands).

	June 30, 2013		December 31, 2012
Issuance	Principal	Fair Value	Principal	Fair Value
TriplePoint—Matures September 2014	$9,190	$8,525	$11,643	$10,604
TriplePoint—Matures October 2015	8,108	7,019	9,266	7,864
TriplePoint—Matures January 2016	4,158	3,554	4,689	3,929

Convertible Notes and Embedded Derivatives. The Company has estimated the fair value of the Convertible Notes, including the embedded derivatives, to be $17.4 million and $26.0 million at June 30, 2013 and December 31, 2012, respectively, based upon Level 2 inputs, including the market price of the Convertible Notes derived from actual trades of the Convertible Notes. The Company has estimated the fair value of the embedded derivatives on a stand-alone basis to be $5.9 million and $11.0 million at June 30, 2013 and December 31, 2012, respectively, based upon Level 2 inputs. See Note 5 for the fair value inputs used to estimate the fair value of the Convertible Notes with and without the embedded derivatives and the fair value of the embedded derivatives.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Gevo	$949	$1,377	$2,073	$1,991
Gevo Development / Agri-Energy	910	5,650	3,329	19,908
Consolidated	$1,859	$7,027	$5,402	$21,899
Operating loss:
Gevo	$(10,904)	$(12,612)	$(21,317)	$(29,823)
Gevo Development / Agri-Energy	(2,960)	(3,134)	(5,433)	(4,143)
Consolidated	$(13,864)	$(15,746)	$(26,750)	$(33,966)
Interest expense:
Gevo	$1,455	$271	$3,712	$557
Gevo Development / Agri-Energy	857	179	1,876	980
Consolidated	$2,312	$450	$5,588	$1,537
Depreciation expense:
Gevo	$311	$323	$627	$589
Gevo Development / Agri-Energy	534	528	1,067	1,050
Consolidated	$845	$851	$1,694	$1,639
Acquisitions of plant, property and equipment:
Gevo	$14	$698	$262	$1,352
Gevo Development / Agri-Energy	747	25,759	2,496	33,150
Consolidated	$761	$26,457	$2,758	$34,502

	June 30, 2013	December 31, 2012
Total assets:
Gevo	$104,918	130,900
Gevo Development / Agri-Energy	72,745	83,872
Intercompany eliminations	(51,184)	(58,661)
Consolidated	$126,479	$156,111

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2012, as amended (our “Annual Report”) and other reports that we have filed with the SEC. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures in our Annual Report (including the disclosures made in Part I, Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included in Part II, Item 8 “Financial Statements and Supplementary Data”,) and the disclosures made in Part II, Item 1A “Risk Factors” of this Report.

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

We believe that products derived from our isobutanol will be drop-in products, which means that our customers will be able to replace petroleum-based intermediate products with bio-isobutanol-based intermediate products without modification to their equipment or production processes. The final products produced from our bio-isobutanol-based intermediate products will be chemically and visually identical to those produced from petroleum-based intermediate products, except that they will contain carbon from renewable sources. Customer interest in our isobutanol is primarily driven by our production route, which we believe will be cost-efficient, and our isobutanol’s potential to serve as a cost-effective, environmentally sensitive alternative to the petroleum-based intermediate products that they currently use. We believe that at every step of the value chain, renewable products that are chemically identical to the incumbent petrochemical products will have lower market adoption hurdles in contrast with other bio-industrial products because the infrastructure and applications for such products already exist. In addition, we believe that products made from bio-isobutanol will be subject to less cost volatility than the petroleum-based products in use today based on the historical cost volatility of agricultural feedstocks compared to oil.

In order to produce and sell isobutanol made from renewable sources, we have developed the Gevo Integrated Fermentation Technology® (“GIFT®”), an integrated technology platform for the efficient production and separation of isobutanol. GIFT® consists of two components, proprietary biocatalysts, which convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit, which is designed to continuously separate isobutanol from water during the fermentation process. We developed our technology platform to be compatible with the existing approximately 23 billion gallons per year of global operating ethanol production capacity, as estimated by the Renewable Fuels Association. GIFT® is designed to allow relatively low capital expenditure retrofits of existing ethanol facilities, enabling a rapid route to isobutanol production from the fermentation of renewable feedstocks. We believe that our production route will be cost-efficient and will enable rapid deployment of our technology platform which will allow our isobutanol and the products produced from it to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

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

Agri-Energy

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy Facility”). The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses corn as a feedstock. In partnership with ICM, Inc. (“ICM”), we developed a detailed retrofit design for this facility and began the retrofit in 2011. In May 2012, we commenced initial startup operations for the production of isobutanol at this facility. During initial startup operations we produced approximately 100,000 gallons of bio- isobutanol for sale and future customer testing. These initial startup operations included production of initial quantities of isobutanol produced at commercial scale, completion of initial commissioning of new equipment and development of operating discipline at commercial scale. In September 2012, as a result of a lower than planned production rate of isobutanol and some microbial contamination in our plant, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates as well as control and manage contamination. There were several factors that contributed to this strategic decision. In particular, we determined that continuing to produce isobutanol at startup production rates while working to improve those production rates would require us to operate the Agri-Energy Facility at significantly below our estimated break-even cash flow level. In addition, our work to optimize our technology did not require us to continue production as we believed that we had already generated the necessary information required from our startup operations to work on enhancing our production rates at our testing laboratory in Colorado. During the period from November 2012 to June 2013, we developed and implemented changes that we believe will allow us to manage the contamination issues that significantly contributed to the lower than planned isobutanol production rates observed in the initial startup production period by changing the fermentation conditions and related operating parameters, making equipment modifications to improve sanitization, and, most importantly, improving the operating procedures we use at the plant. As of result of these efforts, in June 2013 we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in single production train mode. In August 2013 we brought online a second fermenter and GIFT® system. We plan to be producing isobutanol and operating throughout the rest of this year. We plan on bringing the remaining fermenters and GIFT® systems online in the third and fourth quarters of 2013, testing production run rates, then ramping up production in the second half of 2013 and in 2014.

Through June 30, 2013, we have incurred capital expenditures of approximately $58.5 million on the retrofit of the Agri-Energy Facility. Capital expenditures at the Agri-Energy Facility include upfront design and engineering expenses, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as sales tax on equipment and capitalized interest. The retrofit of the Agri-Energy Facility also includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast strains at the Agri-Energy Facility and at future plants.  We have incurred approximately $24.0 million in capital expenditures associated with these additional design features and other costs. We do not anticipate installing an advanced yeast seed train at each future retrofit site.

Until May 2012, when we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the continued production of ethanol is not our intended business and our future return on invested capital depends on our ability to produce and market isobutanol and products derived from isobutanol, not on continued production and sales of ethanol. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, other than during certain periods while we are working to optimize certain parts of our isobutanol production technology, if we were to project positive cash flows from ethanol operations versus maintaining the facility at idle, including any costs related to the transition, but there is no guarantee that this will be the case. During the first half of 2013, we did not transition back to ethanol production because we were engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates.  Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol produced at the Agri-Energy Facility. Accordingly, the historical operating results of our subsidiary, Agri-Energy, LLC (“Agri-Energy”) and the operating results reported during the retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or Gevo once full-scale commercial production of isobutanol commences at the Agri-Energy Facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three and six months ended June 30, 2013, we derived revenue primarily from grants, research and development programs and sales of excess corn inventory. Our grant and research and development programs and other revenue primarily consists of the following: (i) revenues relating to government research grants; (ii) revenues relating to cooperative agreements and research services; and (iii) the sale of biojet derived from our isobutanol for purposes of certification and testing.

During the three and six months ended June 30, 2012, we derived revenue primarily from the sale of ethanol. Substantially all ethanol sold through Agri-Energy was sold to C&N, a subsidiary of Mansfield Oil Company, pursuant to an ethanol purchase and marketing agreement. Our revenue also includes the sale of distiller’s grains and other products produced as part of the ethanol production process to third parties.

Cost of Goods Sold and Gross Loss

Our cost of goods sold in the three and six months ended June 30, 2013 includes costs incurred in conjunction with the initial operations for the production of isobutanol at the Agri-Energy Facility.  During the first half of 2012, cost of goods sold included costs directly associated with our ethanol production process which include costs for direct materials, direct labor and certain plant overhead costs. Direct materials consist of dextrose for initial production of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Plant overhead costs primarily consist of plant utilities, including natural gas, and plant depreciation. We periodically enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold also includes gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts. Our gross loss is defined as our total revenues less our cost of goods sold.

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

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012 (in thousands)

	Three Months Ended June 30,		Change
	2013	2012
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$5,650	$(5,650)
Corn sales	909	—	909
Grant, research and development programs and other revenue	950	1,377	(427)
Total revenues	1,859	7,027	(5,168)
Cost of corn sales	920	—	920
Cost of goods sold	2,696	8,510	(5,814)
Gross loss	(1,757)	(1,483)	(274)
Operating expenses
Research and development	5,828	4,723	1,105
Selling, general and administrative	6,279	9,540	(3,261)
Total operating expenses	12,107	14,263	(2,156)
Loss from operations	(13,864)	(15,746)	1,882
Other income (expense)
Interest expense	(2,312)	(450)	(1,862)
Gain from change in fair value	2,023	—	2,023
Loss on extinguishment of debt	(1,112)	—	(1,112)
Other income	43	19	24
Total other expense	(1,358)	(431)	(927)
Net loss	$(15,222)	$(16,177)	$955

Revenues. During the three months ended June 30, 2013, we were not producing ethanol and resumed startup production of isobutanol during June 2013 and, as a result, we did not make any shipments of or report any sales of ethanol and shipments of isobutanol were limited to immaterial sample test quantities during this period. During the three months ended June 30, 2012, we generated revenue from the sale of ethanol and related products at our Agri-Energy Facility. In May 2012, we suspended the production of ethanol at our Agri-Energy Facility in advance of the conversion of that facility to the production of isobutanol.

During the three months ended June 30, 2013, we sold excess corn inventory which generated $0.9 million of revenue. We did not have any sales of corn during the same period in 2012. We generated $1.0 million and $1.4 million of revenue from grants, research and development programs and other revenue during the three months ended June 30, 2013 and 2012, respectively. Included in grant and research and development program revenue during each of the three months ended June 30, 2013 and 2012 was $0.3 million for the sale of biojet produced from isobutanol to the U.S. Air Force (“USAF”). Also, in February 2013 a grant with the United States Department of Agriculture ended that accounted for $0.2 million of grant revenue reported in the three months ended June 30, 2012.

Cost of goods sold. Our cost of goods sold during the three months ended June 30, 2013 primarily includes the following: (i) $0.9 million associated with costs related to the sale of excess corn inventory; (ii) $2.2 million in on-going operating costs of our Agri-Energy Facility; and (iii) $0.5 million in depreciation expense. Our cost of goods sold during the three months ended June 30, 2012 primarily related to: (i) $6.5 million associated with the sale of ethanol and related products; (ii) $1.5 million in costs incurred in conjunction with the initial start-up operations at the Agri-Energy Facility in May 2012; and (iii) $0.5 million in depreciation expense.

Research and development. Research and development expenses increased during the three months ended June 30, 2013 primarily due to a $0.5 million increase in stock-based compensation expense and a $1.3 million increase in costs at the pilot plant located at the South Hampton Resources, Inc. facility in Silsbee, Texas to produce test quantities of biojet fuel for the USAF and establish a bio-para-xylene (“bio-PX”) pilot plant under our agreement with Toray Industries, Inc. (“Toray Industries”).  These items were partially offset by a $0.5 million decrease in expenses related to laboratory consultants and supplies and a $0.1 million decrease in travel-related expenses.

Selling, general and administrative. The decrease in selling, general and administrative expenses during the three months ended June 30, 2013 primarily resulted from decreases related to the following items: (i) $1.8 million in salary and compensation-related expenses, including $1.0 million associated with stock-based compensation; (ii) $0.7 million in other general and administrative costs, including travel, consulting and public company-related expenses; and (iii) $0.8 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax™ Advanced Biofuels, LLC (“Butamax”), a joint venture between BP Biofuels North American LLC and E.I. DuPont de Nemours and Co. (“DuPont”).

Interest expense. Interest expense increased during the three months ended June 30, 2013 primarily resulting from the following: (i) a $0.4 million increase in expense associated with our debt with TriplePoint Capital LLC (“TriplePoint”) due to capitalizing a majority of our incurred interest during the second quarter of 2012 during construction of the retrofit assets at our Agri-Energy Facility; and (ii) increase of $0.6 million and $0.7 million related to cash interest and non-cash amortization of debt issue costs and discounts, respectively, associated with our 7.5% convertible senior notes due 2022 (the “Convertible Notes”) issued on July 5, 2012.

Change in fair value of embedded derivatives. During the three months ended June 30, 2013, we reported income of $2.0 million associated with the increase in the fair value of derivatives embedded in our Convertible Notes which were issued in July 2012.

Loss on extinguishment of debt. During the three months ended June 30, 2013, holders of $8.9 million principal amount of Convertible Notes opted to convert their holdings into shares of our common stock. Upon conversion, the Convertible Note holders received 1,561,698 shares of our common stock in payment of converted principal, pursuant to the terms of the indenture governing the Convertible Notes (the “Indenture”). The Convertible Note holders also received 1,417,324 shares of our common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $2.3 million. We recorded a loss on extinguishment of debt of $1.1 million as a result of the conversion of the Convertible Notes and settlement of the Coupon Make-Whole Payments.

Results of Operations

Comparison of the six months ended June 30, 2013 and 2012 (in thousands)

	Six Months Ended June 30,
	2013		2012	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$		$19,908	$(19,908)
Corn sales		3,328	—	3,328
Grant, research and development programs and other revenue		2,074	1,991	83
Total revenues		5,402	21,899	(16,497)
Cost of corn sales		3,375	—	3,375
Cost of goods sold		4,744	23,520	(18,776)
Gross loss		(2,717)	(1,621)	(1,096)
Operating expenses
Research and development		10,804	9,678	1,126
Selling, general and administrative		13,229	22,667	(9,438)
Total operating expenses		24,033	32,345	(8,312)
Loss from operations		(26,750)	(33,966)	7,216
Other income (expense)
Interest expense		(5,588)	(1,537)	(4,051)
Gain from change in fair value of embedded derivative		693	—	693
Loss on extinguishment of debt		(2,038)	—	(2,038)
Other income		91	19	72
Total other expense		(6,842)	(1,518)	(5,324)
Net loss		$(33,592)	$(35,484)	$1,892

Revenues. During the six months ended June 30, 2013 we were not producing ethanol and resumed startup production of isobutanol during June 2013 and, as a result, we did not make any shipments of or report any sales of ethanol and shipments of isobutanol were limited to immaterial sample test quantities during this period. During the six months ended June 30, 2012, we generated revenue from the sale of ethanol and related products at our Agri-Energy Facility. In May 2012, we suspended the production of ethanol at our Agri-Energy Facility in advance of the conversion of that facility to the production of isobutanol.

During the six months ended June 30, 2013 we sold excess corn inventory which generated $3.3 million of revenue. We did not have any sales of corn during the same period in 2012. Included in grants, research and development programs and other revenue during the six months ended June 30, 2013 and 2012 was $0.7 million and $0.5 million, respectively, for the sale of biojet fuel and $0.7 million during each of the six months ended June 30, 2013 and 2012 under government grant agreements.

Cost of goods sold. Our cost of goods sold during the six months ended June 30, 2013 primarily includes the following: (i) $3.6 million in on-going operating costs of our Agri-Energy Facility; (ii) $3.4 million associated with costs related to the sale of excess corn inventory; and (iii) $1.1 million in depreciation expense. Our cost of goods sold during the six months ended June 30, 2012 included: (i) $22.4 million associated with the production of ethanol and related products; and (ii) $1.1 million in depreciation expense.

Research and development. Research and development expenses increased during the six months ended June 30, 2013 primarily due to a $2.2 million increase in costs at the pilot plant located at the South Hampton Facility incurred to increase our biojet fuel processing capability, costs for the production of test quantities of biojet for the USAF and the cost to establish a bio-PX pilot plant under our agreement with Toray Industries.  This was partially offset by the following decreases: (i) $0.7 million in costs associated with laboratory consultants and supplies; (ii) $0.2 million in salary and other compensation-related expenses; and (iii) and $0.1 million in travel-related expenses.

Selling, general and administrative. The decrease in selling, general and administrative expenses during the six months ended June 30, 2013 primarily resulted from decreases related to the following items: (i) $6.9 million in salary and compensation-related expenses, including $4.3 million associated with stock-based compensation; (ii) $1.0 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax; (iii) $1.0 million in other general and administrative costs, including consulting and public company-related expenses; and (iv) $0.5 million in travel-related expenses. Salary and compensation-related expenses for the six months ended June 30, 2012 included severance related payments of $1.6 million and a $2.6 million expense resulting from the accelerated vesting of warrants due to the departure of three of our Executive Vice Presidents.

Interest expense. Interest expense increased during the six months ended June 30, 2013 primarily resulting from $1.3 million and $2.3 million related to cash interest and non-cash amortization of debt issue costs and discounts, respectively, associated with our Convertible Notes issued on July 5, 2012.  Additionally, we reported a $0.4 million increase in interest expense in the six months ended June 30, 2013 associated with our TriplePoint debt due to capitalization of interest on our secured borrowing during construction of the retrofit asset at the Agri-Energy Facility during the first half of 2012.

Change in fair value of embedded derivatives. During the six months ended June 30, 2013, we reported income of $0.7 million associated with the increase in the fair value of derivatives embedded in our Convertible Notes which were issued in July 2012.

Loss on extinguishment of debt. During the six months ended June 30, 2013, holders of $18.1 million principal amount of Convertible Notes opted to convert their holdings into shares of our common stock. Upon conversion, the Convertible Note holders received 3,179,608 shares of our common stock in payment of converted principal and, pursuant to the terms of the Indenture, the Convertible Note holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $4.9 million. We recorded a loss on extinguishment of debt of $2.0 million as a result of the conversion of the Convertible Notes and settlement of the Coupon Make-Whole Payments.

Liquidity and Capital Resources

From inception to June 30, 2013, we have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at June 30, 2013 totaled $40.6 million which is primarily being used for the following: (1) operating activities and startup production of isobutanol at our Agri-Energy Facility; (2) operating activities at our corporate headquarters in Colorado, including research and development work; (3) capital improvements primarily associated with our Agri-Energy Facility; (4) costs associated with optimizing isobutanol production technology; (5) costs associated with the ongoing litigation with Butamax; and (6) repayment of debt obligations. Based on our current plans, we anticipate capital expenditures necessary to complete the retrofit of the Agri-Energy Facility will be significantly lower than the capital expenditures of $49.5 million incurred in fiscal year 2012 for this project. We believe that actions taken during 2012 to reduce ongoing litigation expenses and other operating expenses will continue to reduce our 2013 operating expenses from fiscal year 2012 levels. We also have the ability to further limit cash spending associated with the foregoing activities, including limiting the usage of cash associated with research and development activities or delaying the timing of capital improvements, based on then-current facts and circumstances. Notwithstanding our ability to further reduce our monthly cash usage, based on our current planned level of operations and anticipated growth, we believe that cash and cash equivalents on hand at June 30, 2013, will provide sufficient funds for ongoing operations for the remainder of 2013. This includes necessary capital expenditures and working capital requirements and debt obligations ($5.2 million matures in the second half of 2013).  We believe we have the financial resources to operate into the first quarter of 2014; notwithstanding, we are actively working on various ways to address the need for additional capital before the end of the first quarter of 2014.  Based on current estimates, additional capital will be required for us to continue to meet ongoing operational and working capital requirements past the first quarter of 2014 and to finance the retrofit of incremental isobutanol production capacity including further expansion of our Agri-Energy Facility. Although we are pursuing financing options, there are no assurances that we will be able to raise additional funds when needed or at all, or achieve or sustain profitability or positive cash flow from operations.

In July 2012, we issued: (i) 12.5 million shares of common stock at an offering price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of Convertible Notes, in each case in a firm commitment underwritten public offering (the “Equity Offering” and the “Note Offering,” respectively, and together, the “Offerings”). We received proceeds from the Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement (as defined below). Through June 30, 2013, $18.1 million in principal amount of Convertible Notes have been converted and, as such, we had an aggregate of $26.9 million in principal amount of Convertible Notes outstanding as of that date.

On February 14, 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110.4 million, after deducting underwriting discounts and commissions and other offering costs.

The timing of possible future joint ventures, including our joint venture with Redfield Energy, LLC (“Redfield”), licensing arrangements, tolling arrangements or acquisitions involving ethanol plant assets for retrofit to isobutanol production are subject to our raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. Successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

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

The next District Court trial for the Butamax litigation is currently scheduled for July 2014 and additional trials are currently scheduled for August 2015. We expect to continue to incur significant costs through the foregoing trial dates. For a summary of our ongoing litigation with Butamax, see the disclosure under the heading “Legal Proceedings” in Part II, Item 1 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part II, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(19,187)	$(24,427)
Net cash used in investing activities	(2,758)	(35,149)
Net cash (used in) provided by financing activities	(4,211)	3,953

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

During the six months ended June 30, 2013, we used $19.2 million in cash from operating activities primarily resulting from a net loss of $25.2 million, excluding the impact of $8.3 million in non-cash expenses. This was partially offset by a decrease in inventory resulting from the sale of excess corn inventory which generated $3.2 million of operating cash flows during the six months ended June 30, 2013.

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

Investing Activities

During the six months ended June 30, 2013, we used $2.8 million in cash from investing activities primarily associated with capital expenditures for the addition of functionality as part of our efforts to optimize specific parts of our technology at our Agri-Energy Facility.

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

Financing Activities

During the six months ended June 30, 2013, we used $4.2 million in cash from financing activities primarily resulting from principal payments on our secured debt with TriplePoint.

During the six months ended June 30, 2012, we generated $4.0 million in cash from financing activities primarily resulting from the following: (i) $4.9 million borrowed under the amended and restated loan and security agreement, dated October 20, 2011 (the “Amended Agri-Energy Loan Agreement”), by and between Agri-Energy and TriplePoint, net of issue costs; and (ii) $0.7 million from the exercise of stock options. The proceeds from the Amended Agri-Energy Loan Agreement were directed to the continued retrofit of our Agri-Energy Facility. Partially offsetting these sources of cash was $1.2 million in principal payments on our secured debt resulting in payment in full of amounts owed to Lighthouse Capital Partners V, L.P., $0.3 million in offering costs and a $0.1 million deposit provided to TriplePoint.

Stock Repurchase Program

On January 2, 2013, our board of directors approved a stock repurchase program which authorizes us to repurchase up to $15.0 million of our common stock over a one-year period. Repurchases under the stock repurchase program, if any, would be funded with cash and cash equivalents on hand. Under the program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases, privately negotiated transactions or block transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, subject to market conditions and other factors. Through June 30, 2013 we have not purchased any shares of common stock under our stock repurchase program.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility. The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses corn as a feedstock. In partnership with ICM, Inc. we developed a detailed retrofit design for this facility and began the retrofit in 2011. In May 2012, we commenced initial startup operations for the production of isobutanol at this facility. During initial startup operations we produced approximately 100,000 gallons of bio- isobutanol for sale and future customer testing. These initial startup operations included production of initial quantities of isobutanol produced at commercial scale, completion of initial commissioning of new equipment and development of operating discipline at commercial scale. In September 2012, as a result of a lower than planned production rate of isobutanol and some microbial contamination in our plant, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates as well as control and manage contamination. There were several factors that contributed to this strategic decision. In particular, we determined that continuing to produce isobutanol at startup production rates while working to improve those production rates would require us to operate the Agri-Energy Facility at significantly below our estimated break-even cash flow level. In addition, our work to optimize our technology did not require us to continue production as we believed that we had already generated the necessary information required from our startup operations to work on enhancing our production rates at our testing laboratory in Colorado. During the period from November 2012 to June 2013, we developed and implemented changes that we believe will allow us to manage the contamination issues that significantly contributed to the lower than planned isobutanol production rates observed in the initial startup production period by changing the fermentation conditions and related operating parameters, making equipment modifications to improve sanitization, and, most importantly, improving the operating procedures we use at the plant. As of result of these efforts, in June 2013 we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in single production train mode. In August 2013 we brought online a second fermenter and GIFT® system. We plan to be producing isobutanol and operating throughout the rest of this year. We plan on bringing the remaining fermenters and GIFT® systems online in the third and fourth quarters of 2013, testing production run rates, then ramping up production in the second half of 2013 and in 2014.

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

During 2012, we initiated the project engineering and permitting process for the Redfield Facility retrofit. As of June 30, 2013, we have incurred $0.4 million in planning-related costs for the future retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the retrofit of the Redfield Facility.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. As of December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 250,000 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of June 30, 2013 and no amount has been recorded as a liability for this milestone. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

On July 29, 2011, we entered into an international off-take and distribution agreement with Sasol Chemical Industries Limited (“Sasol”) to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon our first commercial sale of high-purity isobutanol under the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay us applicable shortfall fees and we are obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of June 30, 2013.

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

If a holder elects to convert its Convertible Notes on or after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (i) eight semi-annual interest payments; or (ii) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. During the six months ended June 30, 2013, certain holders of our Convertible Notes elected to convert bonds totaling $18.1 million, reducing the principal balance of the Convertible Notes to $26.9 million. Upon conversion, the Convertible Note holders received 3,179,608 shares of our common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

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

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement (the “October 2011 Loan”). The October 2011 Loan matures on October 31, 2015. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement (the “January 2012 Loan”), bringing the total borrowed under the New Loan to $15.0 million. The January 2012 Loan matures on December 31, 2015. At June 30, 2013, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

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

As of June 30, 2013, we have made $13.3 million in principal payments due under the foregoing loan agreements with TriplePoint, including $5.4 million which was repaid upon the closing of the Convertible Notes offering on July 5, 2012. Payments of outstanding principal under our loan agreements with TriplePoint began during the third quarter of 2012.

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

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at June 30, 2013 (in thousands).

	Less than 1 year	1- 3 years	4 – 5 years	5+ Years	Total
Principal debt payments (1)	$10,803	$10,653	$—	$26,900	$48,356
Interest payments on debt (2)	3,773	4,682	4,035	8,070	20,560
Operating leases (3)	1,560	3,165	2,123	1,069	7,917
Software license agreement (4)	153	319	167	—	639
Base fee due to South Hampton Resources, Inc. (5)	600	100	—	—	700
Total	$16,889	$18,919	$6,325	$36,039	$78,172

(1)	Principal debt payments include amounts due to TriplePoint under the Amended Agri-Energy Loan Agreement, as amended, and $26.9 million of principal associated with our Convertible Notes.
(2)	Represents interest payments due to TriplePoint under the Amended Agri-Energy Loan Agreement, as amended, and to holders of the Convertible Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	Represents amounts due under a software license agreement with a five year term.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three and six months ended June 30, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rates and commodity prices as of December 31, 2012, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at June 30, 2013.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Matters – On January 14, 2011, Butamax filed a complaint (the “Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 7,851,188 (the “‘188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ‘188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, we filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

On August 11, 2011, Butamax amended the Complaint to include allegations that we are infringing one or more claims made in U.S. Patent No. 7,993,889 (the “‘889 Patent”), also entitled “Fermentive Production of Four Carbon Alcohols” (the “Amended Complaint”). The ‘889 Patent, which has been assigned to Butamax, claims methods for producing isobutanol using certain recombinant yeast microorganisms expressing an engineered isobutanol biosynthetic pathway. We believe that the Amended Complaint is without merit and will continue to aggressively defend our freedom to operate.

On September 13, 2011, we filed an answer to the Amended Complaint in which it asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375 (the “‘375 Patent”), entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376 (the “‘376 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The counterclaims sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims were set for trial in August 2013.  On July 26, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment of Gevo’s counterclaims involving the ‘375 and ‘376 Patents. Both parties had asked the court to resolve certain issues regarding the ‘375 and ‘376 Patents without a trial by seeking summary judgment from the court. Butamax had filed motions seeking summary judgment that it did not infringe such patents and the court granted Butamax’s motions on this issue. Butamax had also moved for summary judgment of invalidity on both patents.  The court granted Butamax’s motion of invalidity on the ‘375 Patent, but denied Butamax’s motion of invalidity on the ‘376 Patent.  On August 8, 2013, an order was issued by the U.S. District Court of Delaware which entered a final judgment of non-infringement in favor of Butamax and DuPont with respect to the claims of the ‘375 and ‘376 Patents.  The August 8, 2013 order also entered a final judgment of invalidity in favor of Butamax and DuPont with respect to the claims of the ‘375 Patent.  In addition, it was further ordered that the Butamax and DuPont claims and counterclaims relating to the unenforceability of the ‘375 Patent, and the invalidity and/or unenforceability of the ‘376 Patent, would be dismissed without prejudice, and that the Butamax and DuPont claims for exceptional case, attorney’s fees and/or costs would be preserved for later presentation to the Court.  As a result of the August 8, 2013 order, a trial will not occur on August 12, 2013 as previously scheduled.

On September 22, 2011, Butamax filed a motion for preliminary injunction with respect to the alleged infringement by us of one or more claims made in the ‘889 Patent.

On January 24, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “‘808 Patent”) entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ‘808 Patent claims methods to produce a C3-C6 alcohol—for example, isobutanol—through fermentation and to recover that alcohol from the fermentation medium. We sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On May 8, 2013, we stipulated and agreed to dismiss without prejudice the ‘808 Patent suit against Butamax, DuPont, or their affiliates, with each side bearing its own costs and fees in the action. Gevo and Butamax further stipulated and agreed that we shall not re-assert the ‘808 Patent against Butamax, DuPont, or their affiliates until a final Certificate of Reexamination is received from the USPTO in Inter Partes Reexamination Control No. 95/000,666.

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

On March 13, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00301-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,133,715 (the “‘715 Patent”), entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ‘715 Patent claims recombinant microorganisms, including yeast, with modifications for the improved production of isobutanol. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 10, 2012, we filed a complaint (the “Gevo Complaint”) in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00448-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,153,415 (the “‘415 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ‘415 Patent claims technology which eliminates two pathways that compete for isobutanol pathway intermediates in yeast. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 17, 2012, we amended the Gevo Complaint to include allegations that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,158,404 (the “‘404 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ‘404 Patent claims the reduction or elimination of important enzymes in a pathway in isobutanol-producing yeast. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

On June 19, 2012, the United States District Court for the District of Delaware denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by us of one or more claims made in the ‘889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax also filed a motion with the United States District Court for the District of Delaware seeking a temporary order to limit our activities with respect to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction.

On July 6, 2012, the United States District Court for the District of Delaware issued a temporary order which stated, in part, that we could not deliver, provide, distribute, ship, release or transfer in any way bio-isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction. We filed an appeal of the temporary order. Under the temporary order, we remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court of Appeals granted Gevo’s motion to stay the status quo order entered on July 6, 2012 by the United States District Court for the District of Delaware. On November 16, 2012, the Federal Circuit Court of Appeals affirmed the District Court’s denial of Butamax’s preliminary injunction motion.

On July 31, 2012, we filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “‘089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On December 17, 2012, this case was transferred to the United States District Court for the District of Delaware as Case No. 1:12-cv-01724-SLR. On February 19, 2013, BP p.l.c. filed a motion seeking to dismiss our complaint for failure to state a claim against it. On March 8, 2013, we filed a response in opposition to B.P. p.l.c.’s motion. On March 18, 2013, B.P. p.l.c. filed its reply brief, and the issue was submitted to the court for decision.  On July 8, 2013, the court granted B.P. p.l.c.’s motion.  Despite the court’s decision, Butamax, DuPont, BP Corporation North America Inc. and BP Biofuels North America LLC remain defendants in the suit.

On July 31, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against us, as Case No. 1:12-cv-00999-SLR, seeking a judicial determination that the ‘089 Patent is invalid and that Butamax and DuPont do not infringe it. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

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

On August 14, 2012, we filed a lawsuit in the United States District Court for the Eastern District of Texas for declaratory judgment against Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC, as Case No. 2:12-cv-00435, seeking a judicial determination that a recently issued Butamax U.S. Patent No. 8,241,878 (the “‘878 Patent”), entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof” is invalid and that Gevo does not infringe it. On December 17, 2012, this case was transferred to the United States District Court for the District of Delaware as Case No. 1:12-cv-01725-SLR. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 14, 2012, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01036-SLR, alleging that we are infringing the ‘878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On September 25, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01202-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “‘565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against us, as Case No. 1:12-cv-01201-SLR, seeking a judicial determination that the ‘565 Patent is invalid and that Butamax and DuPont do not infringe it.

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

On March 19, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment in the patent suit involving the ‘188 Patent and the ‘889 Patent. Both parties had asked the court to resolve certain issues regarding the ‘188 Patent and the ‘889 Patent without a trial by seeking summary judgment from the court. Butamax had filed a motion seeking summary judgment that we infringed such patents, but the court denied Butamax’s motion. We moved for summary judgment of noninfringement, both as a matter of literal infringement and infringement under the doctrine of equivalents, and the court granted our motion regarding doctrine of equivalents infringement. We also moved for summary judgment of invalidity of various claims in the ‘188 Patent and the ‘889 Patent. The court granted this motion in part, ruling that Butamax’s claims related to the inactivation of competing pathways for carbon flow were invalid.

The court also provided certain claim construction rulings, including a ruling that Butamax’s patent claims were limited to an “acetohydroxy acid isomeroreductase” enzyme that is “NADPH-dependent.” The remaining issues were to be resolved by a jury trial, scheduled to commence on April 1, 2013.

On March 20, 2013, the U.S. District Court for the District of Delaware held the final pre-trial hearing leading up to the trial on the ‘188 Patent and the ‘889 Patent scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that Gevo does not infringe such patents under the court’s construction of a key claim term in such patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the court’s construction. In view of this stipulation and the court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, on April 10, 2013 a judgment of no infringement was entered in favor of Gevo.

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

We have incurred net losses since our inception, including losses of $60.7 million, $48.2 million, $40.1 million, $15.2 million and $33.6 million during the years ended December 31, 2012, 2011 and 2010 and three and six months ended June 30, 2013, respectively. As of June 30, 2013, we had an accumulated deficit of $228.9 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues from the sale of isobutanol and related products have been limited. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial start-up operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. Similarly, we may derive revenue from the sale of ethanol and related products during periods in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production and sale of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production. Additionally, we have generated limited revenue from the sale of products such as alcohol-to-jet (“ATJ”) fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the USAF. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol at the Agri-Energy Facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements or our ATJ supply contracts are cancelled or we are unable to produce suitable ATJ material, our revenues could be adversely affected.

Furthermore, we expect to spend significant amounts on further development of our technology, including on optimizing specific parts of our isobutanol production technology in place at the Agri-Energy Facility such as process and equipment changes to manage microbial contamination at the Agri-Energy Facility during isobutanol production, acquiring or otherwise gaining access to ethanol plants and retrofitting them for isobutanol production, marketing, general and administrative expenses associated with our planned growth and management of operations as a public company. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

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

Our future capital requirements will depend on many factors, including:

•	the timing of, and costs involved in developing and optimizing our technologies for full-scale commercial production of isobutanol;

•	the timing of, and costs involved in accessing existing ethanol plants;

•	the timing of, and costs involved in retrofitting the plants we access with our technologies;

•	the costs involved in establishing enhanced yeast seed trains;

•	the cost of operating, maintaining and increasing production capacity of the retrofitted plants;

•	our ability to negotiate agreements supplying suitable biomass to our plants, and the timing and terms of those agreements;

•	the timing of, and the costs involved in developing adequate storage facilities for the isobutanol we produce;

•	our ability to gain market acceptance for isobutanol as a specialty chemical, gasoline blendstock and as a raw material for the production of hydrocarbons;

•	our ability to negotiate supply agreements for the isobutanol we produce, and the timing and terms of those agreements;

•	our ability to negotiate sales of our isobutanol for full-scale production of butenes and other industrially useful chemicals and fuels, and the timing and terms of those sales;

•	our ability to sell the iDGs™ left as a co-product of fermenting isobutanol from corn as animal feedstock;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and

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

Our retrofit of the Agri-Energy Facility is our first commercial retrofit and, as a result, our full-scale commercial production of isobutanol at the Agri-Energy Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In September 2010, we acquired ownership of an ethanol production facility, the Agri-Energy Facility in Luverne, Minnesota. We have substantially completed the retrofit of the Agri-Energy Facility.  In June 2013 we restarted limited production at this facility in single production train mode (and in August 2013 we brought online a second fermenter and GIFT® system). Cost overruns or other unexpected difficulties related to increasing production levels at this facility to nameplate capacity and achieving target customer product specifications could cause the final retrofit to cost more than we anticipate which could further increase our need for funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Agri-Energy Facility and achieve full-scale commercial production and this facility may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

Our retrofit of the Redfield Facility is expected be our second commercial retrofit of an ethanol plant, and our production of isobutanol at the Redfield Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In June 2011, we acquired access to a second ethanol production facility, the Redfield Facility in Redfield, South Dakota, pursuant to our joint venture with Redfield. We intend to retrofit this facility to produce isobutanol, and will need access to additional capital in order to commence the retrofit. Although we will be able to apply learning from our retrofit of the Agri-Energy Facility, no two ethanol facilities are exactly alike, and each retrofit will require individualized engineering and design work. Cost overruns or other unexpected difficulties unique to the Redfield Facility could cause the retrofit to cost more than we anticipate which could further increase our need for funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our full scale commercial production of isobutanol at this facility. If additional funding is not available to us, or not available on terms acceptable to us, our ability to complete the retrofit of the Redfield Facility, which is not yet underway, or acquire access to or retrofit additional ethanol plants may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, such as if Butamax is successful in its lawsuits alleging that we are infringing its patents for the production of isobutanol using certain microbial host cells.

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending ourselves against lawsuits filed by Butamax alleging that we have infringed eight patents, including five patents covering certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells, a patent covering a modified Pseudomonas KARI enzyme, a patent covering a modified E. coli KARI enzyme, and a patent covering the use of L. lactis and S. mutans dihydroxy acid dehydratase enzymes in yeast. The litigation with Butamax is dynamic. We have filed complaints alleging infringement of certain of our patents by Butamax and we anticipate that additional patents involving the isobutanol production process that are issued to Butamax, its members or us will be involved in litigation. The next trial for the Butamax District Court litigation is currently scheduled for July 2014 and additional trials are currently scheduled for August 2015.

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

The Agri-Energy Facility is our first commercial isobutanol production facility, and, as such, we may be unable to produce planned quantities of isobutanol and any such production may be more costly than we anticipate.

In May 2012, we announced that we had commenced initial start-up operations for the retrofit of the Agri-Energy Facility to isobutanol production. In September 2012, as a result of a lower than planned production rate of isobutanol and some microbial contamination in our plant, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates as well as control and manage contamination. During the period from November 2012 to June 2013, we developed and implemented changes that we believe will allow us to manage the contamination issues that significantly contributed to the lower than planned isobutanol production rates observed in the initial startup production period by changing the fermentation conditions and related operating parameters, making equipment modifications to improve sanitization, and, most importantly, improving the operating procedures we use at the plant. As of result of these efforts, in June 2013 we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in single production train mode. In August 2013 we brought online a second fermenter and GIFT® system. We plan on bringing the remaining fermenters and GIFT® systems online in the third and fourth quarters of 2013, testing production run rates, then ramping up production in the second half of 2013 and in 2014. We may encounter further production challenges, including, but not limited to, being unable to manage plant contamination, and we may need to add additional processing steps to achieve target customer product specifications during the completion of the retrofit and the projected ramp up in production rates. Any such production challenges may prevent us from producing significant quantities of isobutanol or may significantly increase our cost to produce isobutanol which could have a material adverse effect on our business, financial condition and results of operations.

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

As of the date of this Report, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to nameplate production levels. The production of isobutanol requires multiple integrated steps, including:

•	obtaining the plant feedstocks;

•	treatment with enzymes to produce fermentable sugars;

•	fermentation by organisms to produce isobutanol from the fermentable sugars;

•	distillation of the isobutanol to concentrate and separate it from other materials;

•	purification of the isobutanol; and

•	storage and distribution of the isobutanol.

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced commercial volumes of isobutanol at nameplate production levels. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the demonstration facility and at the Agri-Energy Facility, such production was not at full nameplate capacity. To date, we have focused the majority of our research and development efforts, including our 2013 startup runs, on producing isobutanol from dextrose and challenges remain in achieving substantial production volumes with other sugars, including sugars obtained from corn mash. The risk of contamination and other problems rise as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

Prior to commencement of the Agri-Energy Facility retrofit, neither we nor ICM had ever built (through retrofit or otherwise) or operated a commercial isobutanol facility. We assume that we understand how the engineering and process characteristics of the one MGPY demonstration facility will scale up to larger facilities, but these assumptions may prove to be incorrect. Accordingly, we cannot be certain that we can consistently produce isobutanol in an economical manner in commercial quantities. If our costs to build large-scale commercial isobutanol facilities are significantly higher than we expect or if we fail to consistently produce isobutanol economically on a commercial scale or in commercial volumes, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We may not be able to successfully identify and acquire access to additional ethanol production facilities suitable for efficient retrofitting, or acquire access to sufficient capacity to be commercially viable or meet customer demand.

Our strategy currently includes accessing and retrofitting, either independently or with potential development partners or licensees, existing ethanol facilities for the production of large quantities of isobutanol for commercial distribution and sale. In addition to our Agri-Energy Facility, we have acquired access to one 50 MGPY ethanol production facility pursuant to our joint venture with Redfield. However, we may not find future development partners with whom we can implement this growth strategy, and we may not be able to identify facilities suitable for joint venture, acquisition, lease or license.

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

Even if we are able to access and retrofit several facilities, we may fail to access enough capacity to be commercially viable or meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to pay certain shortfall fees if we are not able to supply Sasol with certain minimum quantities of product. We may also be required to repay funds received from Toray Industries if we are not able to produce and deliver a minimum quantity of bio-PX by December 31, 2013.  Failure to acquire access to sufficient capacity in a timely manner and on favorable terms may slow or stop our commercialization process, which could have a material adverse effect on our business, financial condition and results of operations.

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

No two ethanol facilities are exactly alike, and each retrofit will require individualized engineering and design work. There is no guarantee that we or any contractor we retain will be able to successfully design a commercially viable retrofit, or properly complete the retrofit once the engineering plans are completed. Prior to commencement of the Agri-Energy Facility retrofit, neither we nor ICM had ever built, via retrofit or otherwise, a full-scale commercial isobutanol facility. Despite our experience with the retrofit of the Agri-Energy Facility, our estimates of the capital costs that we will need to incur to retrofit a commercial-scale ethanol facility may prove to be inaccurate, and each retrofit may cost materially more to engineer and build than we currently anticipate. For example, our estimates assume that each plant we retrofit will be performing at full production capacity, and we may need to expend substantial sums to repair or modify underperforming facilities prior to retrofit.

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

Though our retrofit design for the Agri-Energy Facility includes the capability to switch between isobutanol and ethanol production, we may be unable to successfully revert to ethanol production , or the facility may produce ethanol less efficiently or in lower volumes than it did before the retrofit. In addition, we may be unable to secure the necessary regulatory approvals and permits to switch between isobutanol and ethanol production in a timely manner, or at all. Thus, if we fail to achieve commercial levels of isobutanol production at a retrofitted facility, we may be unable to rely on ethanol production as an alternative revenue source, which could have a material adverse effect on our prospects.

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

Even if we secure access to sufficient volumes of feedstock, the facilities we retrofit for isobutanol production may fail to perform as expected. The equipment and subsystems installed during the retrofit may never operate as planned. Our systems may prove incompatible with the original facility, or require additional modification after installation. Our biocatalyst may perform less efficiently than it did in testing, if at all. Contamination of plant equipment may require us to replace our biocatalyst more often than expected, require unplanned installation or replacement of equipment, or cause our fermentation process to yield undesired or harmful by-products. Likewise, our feedstock may contain contaminants like wild yeast, which naturally ferments feedstock into ethanol. The presence of contaminants, such as wild yeast, in our feedstock could reduce the purity of the isobutanol that we produce and require us to invest in more costly isobutanol separation processes or equipment. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may prove prohibitive. Any or all of these risks could prevent us from achieving the production throughput and yields necessary to achieve our target annualized production run rates and/or to meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to pay certain shortfall fees if we are not able to supply Sasol with certain minimum quantities of product. We may also be required to repay funds received from Toray Industries if we are not able to produce and deliver a minimum quantity of bio-PX by December 31, 2013.  Failure to achieve these rates or meet these minimum requirements, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.

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

While we have demonstrated the ability to produce isobutanol under the demonstration plant operating conditions and under commercial scale operating conditions at the Agri-Energy Facility, and we have succeeded in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield in laboratory tests, we have not yet accomplished these performance targets in a commercial plant environment. Following our efforts to address lower than expected production rates at the Agri-Energy Facility during our initial startup in June 2012, which resulted in our decision to temporarily pause isobutanol production at the facility in September.  In June 2013 we announced the resumption of limited production of isobutanol at the Agri-Energy Facility in single production train mode and in August 2013 we brought online a second fermenter and GIFT® system. The process of increasing production at the facility to nameplate production levels, if it succeeds, may take longer or cost more than expected. Our yeast biocatalyst may not be able to meet the commercial performance targets at nameplate production capacity in a timely manner, or ever. In addition, the risk of contamination and other problems may increase as we seek to ramp up our production capacity, which could negatively impact our cost of production. If we encounter difficulties in optimizing our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We may have difficulties gaining market acceptance and successfully marketing our isobutanol to customers, including chemical producers and refiners.

A key component of our business strategy is to market our isobutanol to chemical producers, fuels distributors and refiners. We have no experience marketing isobutanol on a commercial scale and we may fail to successfully negotiate marketing agreements in a timely manner or on favorable terms. If we fail to successfully market our isobutanol to refiners, fuels distributors and chemical producers, our business, financial condition and results of operations will be materially adversely affected.

We also intend to market our isobutanol to chemical producers for use in making various chemicals such as isobutylene, a type of butene that can be produced through the dehydration of isobutanol. Although a significant market currently exists for isobutylene produced from petroleum, which is widely used in the production of plastics, specialty chemicals, alkylate for gasoline blending and high octane aviation fuel, no one has successfully created isobutylene on a commercial scale from bio-isobutanol. Therefore, to gain market acceptance and successfully market our isobutanol to chemical producers, we must show that our isobutanol can be converted into isobutylene at a commercial scale. As no company currently dehydrates commercial volumes of isobutanol into isobutylene, we must demonstrate the large-scale feasibility of the process and reach agreements with companies that are willing to invest in the necessary dehydration infrastructure. Failure to reach favorable agreements with these companies, or the inability of their plants to convert isobutanol into isobutylene at sufficient scale, will slow our development in the chemicals market and could significantly affect our profitability.

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

No market currently exists for isobutanol as a fuel or fuel blendstock. Therefore, to gain market acceptance and successfully market our isobutanol to fuels distributors and refiners, we must effectively demonstrate the commercial advantages of using isobutanol over other biofuels and blendstocks, as well as our ability to produce isobutanol reliably on a commercial scale at a sufficiently low cost. We must show that isobutanol is compatible with existing infrastructure and does not damage pipes, engines, storage facilities or pumps. We must also overcome marketing and lobbying efforts by producers of other biofuels and blendstocks, including ethanol, many of whom may have greater resources than we do. If the markets for isobutanol as a fuel or fuel blendstock do not develop as we currently anticipate, or if we are unable to penetrate these markets successfully, our revenue and revenue growth rate, if any, could be materially and adversely affected.

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

Commercialization of our isobutanol will require approvals from state and federal agencies. Before we can sell isobutanol as a fuel or fuel blendstock directly to large petroleum refiners, we must receive EPA fuel certification. We have filed US EPA Part 79 registration to move our small business registration to a full registration (including Tier 1 EPA testing), and the approval process may require significant time. Approval can be delayed for years, and there is no guarantee of receiving it. Additionally, California requires that fuels meet both its fuel certification requirements and a separate state low-carbon fuel standard. Any delay in receiving approval will slow or prevent the commercialization of our isobutanol for fuel markets, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have engaged in negotiations with a number of companies, and have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including Toray Industries, LANXESS, Inc. (“LANXESS”), United Airlines, and TOTAL PETROCHEMICALS USA, Inc. However, as of June 30, 2013, we are not party to any final, definitive supply or distribution agreements for our isobutanol, other than our exclusive supply agreement with LANXESS, our international off-take and distribution agreement with Sasol, our commercial off-take agreement with Mansfield, our joint development agreement with Toray Industries, our offtake and marketing agreement with Land O’Lakes Purina Feed, LLC, and our contracts from the Defense Logistics Agency. We may be unable to negotiate final terms with other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, as we have yet to produce or supply commercial volumes of isobutanol to any customer, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

Even if we are successful in consistently producing isobutanol on a commercial scale, we may not be successful in negotiating sufficient supply agreements for our production.

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

The price and availability of corn and other plant feedstocks may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade, and global demand and supply. For example, corn prices may increase significantly in response to drought conditions in the Midwestern region of the U.S. and any concerns that a resulting decrease in the supply of corn could lead to the restriction of corn supplies, which in turn could cause further increases in the price of corn. The significance and relative impact of these factors on the price of plant feedstocks is difficult to predict, especially without knowing what types of plant feedstock materials we may need to use.

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

Unfavorable weather conditions led to a smaller than expected corn harvest across affected areas of the U.S. Midwest region in the fall of 2012. This, along with smaller corn carryover in the last two crop years and higher export demand for corn led to higher corn prices during 2012 and the first half of 2013 and increased corn price volatility. The price of ethanol has not kept pace with rising corn prices which has resulted in lower and, in some instances negative, operating margins in the ethanol industry. As a result, during the fourth quarter of 2012 our management determined that the production of ethanol at the Agri-Energy Facility would not produce a positive margin versus maintaining the Agri-Energy Facility at idle. During the first quarter of 2013, we did not transition back to ethanol production because we were engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates. As a result, at December 31, 2012 we had an inventory of corn that was not being used while production at the Agri-Energy Facility remained paused. We opted to sell some of our corn inventory on hand to reduce corn inventory levels. Our sale of corn on the spot market subjects us to the risk that corn prices will be even higher when production at the facility permanently resumes and we need to reestablish our corn inventory levels. Our inability to rely on ethanol production as an alternative revenue source due to rising corn prices or otherwise could have a material adverse effect on our on our business, financial condition and results of operations.

Reductions or changes to existing regulations and policies may present technical, regulatory and economic barriers, all of which may significantly reduce demand for biofuels or our ability to supply isobutanol.

The market for biofuels is heavily influenced by foreign, federal, state and local government regulations and policies. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that required nearly 14 billion gallons of liquid transportation fuels sold in 2011 to come from alternative sources, including biofuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels. The EPA has proposed 2013 volumes  of 13.8 billion gallons under this mandate which has not yet been finalized. In the U.S. and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause the demand for biofuels to decline and deter investment in the research and development of biofuels.  An example of this is with The U.S. House of Representatives Committee on Energy and Commerce’s (Committee) publishing five Renewable Fuel Standard (RFS) assessment white papers during this current congressional period to undertake an assessment of the RFS.  This type of legislative activity can create concern in the marketplace about the long term sustainability of governmental policies.  The absence of tax credits, subsidies and other incentives in the U.S. and foreign markets for biofuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products which would adversely affect our business.  The resulting market uncertainty regarding current and future standards and policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of June 30, 2013, we exclusively licensed rights to 93 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 387 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only 24 of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

The terms of the Amended Agri-Energy Loan Agreement and the Indenture governing the Convertible Notes may restrict our ability to engage in certain transactions and settlement of the Convertible Notes through early conversion could result in further dilution to our existing stockholders.

In August 2010, we entered into the Original Agri-Energy Loan Agreement under which our wholly owned subsidiary, Gevo Development, borrowed $12.5 million to finance its acquisition of Agri-Energy. In October 2011, the Original Agri-Energy Loan Agreement was amended to provide Agri-Energy with additional term loan facilities of up to $15 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. In October 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement, bringing the total borrowed under the New Loan at June 30, 2013 to $15.0 million. Pursuant to the terms of the Amended Agri-Energy Loan Agreement, we cannot engage in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of TriplePoint. If TriplePoint does not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan in full.

In June 2012, Gevo, Inc. entered into (i) the Security Agreement Amendment and (ii) the Gevo Loan Amendment. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of the our Convertible Notes; (ii) removed Agri-Energy’s and our options to elect additional interest-only periods upon the achievement of certain milestones (iii) permit Agri-Energy to make dividend payments and distributions to us for certain defined purposes related to the Convertible Notes; (iv) add as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) add a negative covenant whereby we may not incur any indebtedness other than as permitted under the Security Agreement; and (vi) add a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment of all remaining outstanding obligations in full under the Amended Agri-Energy Loan Agreement. If we take any of the actions contemplated in the amendments, we could be forced to pay the outstanding balance of the loan in full. If holders of our Convertible Notes undertake their option to convert their notes after January 1, 2013 and before July 1, 2017, and we have amounts of principal outstanding to TriplePoint, any issuances of stock that we make in satisfaction of the Coupon Make-Whole Payments due to such note holders will cause dilution to our existing stockholders. As of June 30, 2013, we have issued 2,957,775 shares of our common stock in satisfaction of these Coupon Make-Whole Payments.

As of June 30, 2013, the aggregate outstanding principal and final payments under the Amended Agri-Energy Loan Agreement was approximately $21.5 million.

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

We have engaged in hedging transactions to offset some of the effects of volatility in commodity prices. We generally follow a policy of using exchange-traded futures contracts to reduce our net position in agricultural commodity inventories and forward purchase contracts to manage price risk. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging exposes us to the risk that we may have under- or over-estimated our need for a specific commodity or that the other party to a hedging contract may default on its obligation. If there are significant swings in commodity prices, or if we purchase more corn for future delivery than we can process, we may have to pay to terminate a futures contract, resell unneeded corn inventory at a loss, or produce our products at a loss, all of which would have a material adverse effect on our financial performance. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of isobutanol, distiller’s grains, iDGs™ or ethanol. Losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of June 30, 2013. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning Our Securities.

We incurred significant indebtedness when we sold the Convertible Notes and we may incur additional indebtedness in the future. The indebtedness created by the sale of the Convertible Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of June 30, 2013, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan from TriplePoint was approximately $21.5 million. In addition, we incurred $45 million of senior indebtedness when we sold the Convertible Notes in July 2012, of which $26.9 million is outstanding as of June 30, 2013. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We cannot predict whether the price of our common stock or interest rates will rise or fall. A variety of factors may have a significant effect on our stock price, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash and cash equivalents;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our partners or our competitors;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;

•	our ability to consistently produce commercial quantities of isobutanol at the Agri-Energy Facility and ramp up production to nameplate capacity

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	litigation involving us, our general industry or both;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in existing laws, regulations and policies applicable to our business and products, including the RFS2 program, and the adoption of or failure to adopt carbon emissions regulation;

•	announcements or expectations of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Stockholders as of June 30, 2013 who own more than 5% of our outstanding common stock, which consists of four stockholders, collectively own approximately 34.1% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In addition, as of June 30, 2013, there were 3,172,213 million shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

We have 5,571,286 million shares of common stock reserved for issuance under our stock incentive plans and our employee stock purchase plan. These shares can be freely sold in the public market upon issuance and once vested.

We may not have the ability to pay interest on the Convertible Notes or to repurchase or redeem the Convertible Notes.

The Convertible Notes, which have a principal balance of $26.9 million at June 30, 2013, bear interest at a rate of 7.5% per year, payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing in 2013. If a Fundamental Change occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay cash upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our current indebtedness with TriplePoint unless we are able to obtain TriplePoint’s consent prior to the taking of such action.

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

If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders, and any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. As of June 30, 2013, approximately $18.1 million in principal amount of our Convertible Notes have been converted in exchange for 3,179,608 shares of our common stock. The anticipated conversion of the remaining approximately $26.9 million in principal amount of Convertible Notes into shares of our common stock could depress the trading price of our common stock.

Holders of our Convertible Notes that elect to convert some or all of their Convertible Notes on or after January 1, 2013 and prior to July 1, 2017, will be entitled to receive a Coupon Make-Whole Payment for the Convertible Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the Coupon Make-Whole Payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Given that the agreements governing our secured indebtedness with TriplePoint prohibit us from paying, repurchasing or redeeming the Convertible Notes or making cash payments in respect of the Coupon Make-Whole Payment upon a conversion, we may be unable to make such payment in cash. As of June 30, 2013, we have issued 2,957,775 shares of our common stock in satisfaction of these Coupon Make-Whole Payments. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

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

The Convertible Notes are obligations only of Gevo, Inc. and are not guaranteed by our subsidiaries or secured by any of our or their properties or assets. The Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and effectively subordinated to all existing and future liabilities of our subsidiaries, including trade payables. Our subsidiaries are separate legal entities and have no obligation to pay any amounts due pursuant to the Convertible Notes. Our subsidiaries conduct a significant amount of our business, and may incur significant liabilities in connection with such business. As of June 30, 2013, our subsidiaries had indebtedness and other obligations in the principal amount of approximately $21.5 million. These amounts of indebtedness structurally rank senior to the Convertible Notes.

In any liquidation, dissolution, bankruptcy or other similar proceeding, holders of our secured debt may assert rights against any assets securing such debt in order to receive full payment of the debt before those assets may be used to pay the holders of the Convertible Notes. In such an event, we may not have sufficient assets remaining to pay amounts due on any or all of the Convertible Notes. At June 30, 2013, on a consolidated basis, we had approximately $21.5 million in aggregate principal amount of secured indebtedness outstanding. In addition, our senior secured indebtedness to TriplePoint prohibits us from making payments on the Convertible Notes that are not regularly scheduled payments.

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

Our affiliates who held our common stock as of June 30, 2013 together control approximately 27.2% of our outstanding common stock, with a single stockholder, Khosla Ventures I, L.P. and its affiliates, controlling approximately 15.1% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On June 6, 2013, we issued a warrant to purchase up to 30,000 shares of common stock, at an exercise price of $1.63 per share, to Genesis Select Corporation (“Genesis”). The warrant may be exercised at any time on or before the termination date defined in the warrant; provided, however, that Genesis shall only be entitled to exercise the purchase rights with respect to those warrant shares that are vested and exercisable as of the exercise date in accordance with the vesting schedule included in the warrant.

This issuance of securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Genesis has represented to the Company that it is an accredited investor and that it is are acquiring the securities for investment only and not with a view toward the public sale or distribution thereof. Genesis has received written disclosures that the securities have not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from registration. The sale of these securities was made without general solicitation or advertising.

Use of Proceeds from Public Offering of Common Stock

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 6, 2013	3.1

3.3	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10

4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7

4.9	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.					X

4.10	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1

4.11	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2

Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	June 6, 2013	10.1

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

101#

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Date: August 14, 2013