Form 10-Q
period 2013-09-30
Gevo, Inc.
filed 2013-11-05
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, 47,184,896 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, and for the period from June 9, 2005 (date of inception) to September 30, 2013 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and for the period from June 9, 2005 (date of inception) to September 30, 2013 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	40
Item 4.	Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	75
	Signatures	77

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$25,661	$66,744
Accounts receivable	867	698
Inventories	4,196	6,659
Prepaid expenses and other current assets	1,269	1,508
Derivative assets	95	271
Total current assets	32,088	75,880
Property, plant and equipment, net	82,697	77,093
Debt issue costs, net	942	1,736
Deposits and other assets	1,402	1,402
Total assets	$117,129	$156,111
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$19,218	$8,244
Current portion of secured debt, net of $665 and $856 discount at September 30, 2013 and December 31, 2012, respectively	10,477	8,513
Derivative liabilities	11	12
Total current liabilities	29,706	16,769
Long-term portion of secured debt, net of $309 and $784 discount at September 30, 2013 and December 31, 2012, respectively	7,432	15,445
Convertible notes, net	14,815	25,554
Other long-term liabilities	413	512
Total liabilities	52,366	58,280
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 47,184,896 and 39,606,668 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	472	396
Additional paid-in capital	309,115	292,782
Deficit accumulated during development stage	(244,824)	(195,347)
Total stockholders' equity	64,763	97,831
Total liabilities and stockholders' equity	$117,129	$156,111

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From June 9, 2005 (Date of Inception) To September 30, 2013
	2013	2012	2013	2012
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$—	$—	$19,908	$98,415
Corn sales	17	—	3,345	—	4,354
Grant revenue, research and development program revenue and other revenue	1,110	562	3,184	2,553	10,333
Total revenues	1,127	562	6,529	22,461	113,102
Cost of corn sales	16	—	3,391	—	4,309
Cost of goods sold	4,730	6,079	9,474	29,599	115,000
Gross loss	(3,619)	(5,517)	(6,336)	(7,138)	(6,207)
Operating expenses
Research and development	5,476	5,401	16,280	15,079	92,930
Selling, general and administrative	6,668	13,508	19,897	36,175	134,203
Other operating expenses	—	—	—	—	1,248
Total operating expenses	12,144	18,909	36,177	51,254	228,381
Loss from operations	(15,763)	(24,426)	(42,513)	(58,392)	(234,588)
Other income (expense)
Interest expense	(1,733)	(2,624)	(7,321)	(4,161)	(22,238)
Gain from change in fair value of embedded derivative	1,587	15,000	2,280	15,000	19,280
Loss on extinguishment of debt	—	—	(2,038)	—	(2,038)
Other income (expense)	24	(1)	115	18	899
Change in fair value of warrant liabilities	—	—	—	—	(2,852)
Total other (expense) income	(122)	12,375	(6,964)	10,857	(6,949)
Net loss	(15,885)	(12,051)	(49,477)	(47,535)	(241,537)
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	—	—	—	—	(3,872)
Net loss attributable to Gevo, Inc. common stockholders	$(15,885)	$(12,051)	$(49,477)	$(47,535)	$(245,409)
Net loss per share attributable to Gevo, Inc. common stockholders—basic and diluted	$(0.34)	$(0.31)	$(1.14)	$(1.56)
Weighted-average number of common shares outstanding—basic and diluted	46,052,867	38,547,441	43,492,291	30,374,378

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		From June 9, 2005 (Date of Inception) To September 30, 2013
	2013	2012
Operating Activities
Net loss	$(49,477)	$(47,535)	$(241,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	3,747	1,698	9,035
Gain from change in fair value of embedded derivative	(2,280)	(15,000)	(19,280)
Non-cash stock-based compensation	3,083	6,990	29,608
Loss on extinguishment of debt	2,038	—	2,038
Depreciation and amortization	2,558	2,537	16,163
Loss (gain) from change in fair value of derivatives	175	(405)	(689)
Loss from change in fair value of warrant liabilities	—	—	2,852
Other non-cash expenses	649	—	1,513
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(169)	2,202	1,132
Inventories	1,814	16	(1,275)
Prepaid expenses and other current assets	239	199	206
Deposits and other assets	(49)	(117)	(288)
Accounts payable, accrued expenses, and long-term liabilities	5,952	2,103	11,376
Net cash used in operating activities	(31,720)	(47,312)	(189,146)
Investing Activities
Acquisitions of property, plant and equipment	(4,524)	(50,936)	(73,211)
Proceeds from sales tax refund	1,896	—	1,896
Other	—	(647)	(700)
Acquisition of Agri-Energy, net of cash assumed	—	—	(24,936)
Restricted certificate of deposit	—	40	(39)
Net cash used in investing activities	(2,628)	(51,543)	(96,990)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows—Continued

(in thousands)

(unaudited)

	Nine Months Ended September 30,		From June 9, 2005 (Date of Inception) To September 30, 2013
	2013	2012
Financing Activities
Payments on secured debt	(6,715)	(7,267)	(25,411)
Proceeds from issuance of secured debt	—	5,000	41,578
Proceeds from issuance of common stock upon exercise of stock options and ESPP	59	737	1,176
Deposit on long-term debt and other	(79)	(154)	(539)
Debt and equity offering costs	—	(5,864)	(13,503)
Proceeds from issuance of common stock	—	61,875	176,579
Proceeds from issuance of convertible preferred stock	—	—	86,025
Proceeds from issuance of convertible debt, net	—	42,300	42,300
Proceeds from issuance of convertible promissory notes with warrants	—	—	3,000
Proceeds from the exercise of warrants	—	—	592
Net cash (used in) provided by financing activities	(6,735)	96,627	311,797
Net (decrease) increase in cash and cash equivalents	(41,083)	(2,228)	25,661
Cash and cash equivalents
Beginning of period	66,744	94,225	—
End of period	$25,661	$91,997	$25,661

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows—Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Nine Months Ended September 30,		From June 9, 2005 (Date of Inception) To September 30, 2013
	2013	2012
Conversion of convertible debt to common stock	$12,784	$—	$12,784
Cash paid for interest, net of interest capitalized	$3,805	$1,696	$13,263
Non-cash purchase of property, plant and equipment	$5,875	$1,506	$5,875
Issuance of common stock for services	$483	$—	$483
Warrants issued with secured debt	$—	$120	$1,746
Warrants issued with convertible promissory notes	$—	$—	$505
Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in-capital	$—	$—	$2,063
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	$—	$—	$3,872
Promissory notes and accrued interest converted to Series C preferred stock	$—	$—	$3,043
Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$—	$—	$1,458
Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$—	$—	$1,000
Reclassified deferred offering costs to additional paid-in-capital upon initial public offering	$—	$—	$4,296

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005 (“Inception”). Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) on September 18, 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company on September 22, 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) on September 22, 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012. In September 2012, as a result of a lower than planned production rate of isobutanol and some microbial contamination in the plant, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time while it focused on optimizing specific parts of its technology to further enhance isobutanol production rates as well as controlling and managing contamination. In June 2013, the Company resumed the limited production of isobutanol operating one fermenter and one Gevo Integrated Fermentation Technology (“GIFT®”) separation system in single production train mode at the Agri-Energy Facility. In August 2013, the Company expanded production at the Agri-Energy Facility to dual production train mode by operating a second fermenter and second GIFT® system. For these initial production runs, the Company demonstrated fermentation operations at commercial scale combined with the use of its GIFT® separation system using a dextrose (sugar) feedstock.

At September 30, 2013, the Company is considered to be in the development stage as its primary activities, since Inception, have been conducting research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility, recruiting personnel and raising capital. Ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

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

Financial Condition. The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three and nine months ended September 30, 2013, the Company incurred a consolidated net loss of $15.9 million and $49.5 million and had an accumulated deficit of $244.8 million. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.

From Inception to September 30, 2013, the Company has funded its operations primarily through equity offerings, issuances of debt, borrowings under its secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. The Company’s cash and cash equivalents at September 30, 2013 totaled $25.7 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at its Agri-Energy Facility; (ii) operating activities at its corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with its Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP p.l.c. (“BP”) and E.I. du Pont de Nemours and Company (“DuPont”); and (vi) repayment of debt obligations. Based on the Company’s current plans, the Company anticipates capital expenditures necessary to complete the retrofit of the Agri-Energy Facility will be significantly lower than the capital

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

expenditures of $49.5 million incurred in fiscal year 2012. The Company believes that actions taken during 2012 to reduce ongoing litigation expenses and other operating expenses will continue to reduce 2013 operating expenses from fiscal year 2012 levels.

The Company also has the ability to further limit some cash spending associated with the foregoing activities, including limiting the usage of cash associated with research and development activities or delaying the timing of capital improvements, based on then-current facts and circumstances. Notwithstanding the Company’s ability to further reduce its monthly cash usage, based on its current planned level of operations and anticipated growth, the Company believes that cash and cash equivalents on hand at September 30, 2013 will provide sufficient funds for ongoing operations for the remainder of 2013.  This includes the cash needed to fund necessary capital expenditures, working capital requirements and debt obligations ($3.6 million of principal payments in the fourth quarter of 2013).  The Company believes it has the financial resources to operate into the first quarter of 2014.  The Company is actively working on various ways to address the need for additional capital before the end of the first quarter of 2014. Based on current estimates, additional capital will be required for the Company to continue to meet ongoing operational and working capital requirements past the first quarter of 2014 and to finance the retrofit of incremental isobutanol production capacity including further expansion of the Agri-Energy Facility. Although the Company is pursuing financing options, there are no assurances that the Company will be able to raise additional funds when needed or at all, or achieve or sustain profitability or positive cash flow from operations.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2013 and for all periods presented. The consolidated statements of operations for the three and nine months ended September 30, 2013 and consolidated statements of cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the “Annual Report”).

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three and nine months ended September 30, 2013 and 2012 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding at September 30, 2013 and 2012 that could potentially dilute the calculation of diluted earnings per share.

	September 30,
	2013	2012
Convertible debt	4,725,392	7,905,000
Outstanding options to purchase common stock	3,172,213	1,517,605
Warrants to purchase common stock	1,259,998	1,229,998
Unvested restricted common stock	1,033,731	34,277
Total	10,191,334	10,686,880

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	September 30, 2013	December 31, 2012
Raw materials
Corn	$1,788	$4,174
Enzymes and other inputs	706	656
Finished goods	440	85
Work in process	178	648
Spare parts	1,084	1,096
Total inventories	$4,196	$6,659

Included in cost of goods sold is depreciation of $0.5 million and $1.6 million during each of the three and nine months ended September 30, 2013 and 2012. Depreciation expense included in cost of goods sold from Inception to September 30, 2013 was $6.3 million.

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful Life	September 30, 2013	December 31, 2012
Construction in progress	—	$64,519	$57,185
Plant machinery and equipment	10 years	11,030	11,030
Site improvements	10 years	7,007	7,007
Lab equipment, furniture and fixtures and vehicles	5 years	6,271	5,553
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,435	1,411
Leasehold improvements, pilot plant, land and support equipment	0-5 years	2,106	2,069
Total property, plant and equipment		98,508	90,395
Less accumulated depreciation and amortization		(15,811)	(13,302)
Property, plant and equipment, net		$82,697	$77,093

Construction in progress includes $63.9 million and $56.1 million at September 30, 2013 and December 31, 2012, respectively, related to the retrofit of the Agri-Energy Facility to isobutanol production.

The Company capitalizes interest on its secured debt associated with its qualifying assets, which relate to the retrofit of the Agri-Energy Facility that is actively being developed. Accordingly, the Company capitalized $0.1 million and $0.2 million of interest during the three and nine months ended September 30, 2013, respectively, $1.3 million of interest during the nine months ended September 30, 2012, and $1.8 million of interest during the period from Inception to September 30, 2013.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company generally follows a policy of using exchange-traded futures contracts as a means of managing exposure to changes in corn prices. Exchange-traded futures contracts are valued at fair value and were recorded as a derivative asset at September 30, 2013 and December 31, 2012 in the consolidated balance sheets and changes in fair value are recorded in cost of goods sold in the consolidated statements of operations.

Forward purchase contracts are recorded at fair value unless a company elects to use the “normal purchases and normal sales scope exception” guidance of GAAP. To qualify for the normal purchases and normal sales scope exception, a contract must be appropriately designated and must provide for the purchase or sale of physical commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. During the three and nine months ended September 30, 2013 and 2012, the Company did not elect the normal purchase and normal sales scope exception to its forward purchase contracts. Accordingly, changes in the fair value of these contracts during the three and nine months ended September 30, 2013 and 2012 have been recorded in cost of goods sold in the consolidated statements of operations. At September 30, 2013, these contracts were recorded at their fair value which has been included as a component of derivative liability in the consolidated balance sheets.

The foregoing derivatives do not include any credit risk related contingent features, the Company has not entered into these derivative financial instruments for trading or speculative purposes, and it has not designated any of its derivatives as hedges for financial accounting purposes. At September 30, 2013 and December 31, 2012, the Company had $0.1 million held in a margin deposit account for its exchange-traded futures contracts.

The following table summarizes the realized and unrealized gain / (loss) of the Company’s derivative instruments (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to
	2013	2012	2013	2012	September 30, 2013
Realized Gain / (Loss)
Exchange-traded futures contracts	$168	$(1,156)	$490	$(892)	$(387)
Unrealized Gain / (Loss)
Exchange-traded futures contracts	$42	$638	$(176)	404	$743
Forward purchase contracts	$(11)	$2	$1	—	$(54)

The following table represents the Company’s net short positions of derivative instruments held (in thousands).

Year of Expiration	September 30, 2013 Corn Net Short Position Bushels	December 31, 2012 Corn Net Short Position Bushels
2013	155	683

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

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	September 30, 2013	December 31, 2012
Stock price	$1.92	$1.54
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	2.4%	1.7%
Estimated stock volatility	64%	79%
Estimated credit spread	29%	37%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivative.

The following table sets forth the value of the Convertible Notes with and without the embedded derivative, and the fair value of the embedded derivative as of September 30, 2013 and December 31, 2012 (in thousands).

	September 30, 2013	December 31, 2012
Fair value of Convertible Notes:
With the embedded derivative	$17,673	$26,000
Without the embedded derivative	13,369	15,000
Estimated fair value of the embedded derivative	$4,304	$11,000

The decrease in the carrying value of the embedded derivative between December 31, 2012 and September 30, 2013 is due to the conversion of debt which resulted in a $4.4 million reduction in the carrying value of the embedded derivative.  The carrying value of the embedded derivative was also impacted by a $2.3 million decrease in the estimated fair value of the derivative outstanding at September 30, 2013. The change in estimated fair value of the embedded derivative represents an unrealized gain and is included in gain from change in fair value of embedded derivative in the consolidated statement of operations.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets at September 30, 2013 and December 31, 2012 (in thousands).

	September 30, 2013	December 31, 2012
Accrued legal-related expenses	$4,424	$2,757
Accrued employee compensation	2,194	1,109
Accounts payable — trade	7,830	1,211
Deferred revenue	1,490	1,196
Other accrued liabilities	3,280	1,971
Total accounts payable and accrued liabilities	$19,218	$8,244

7. Secured Debt and Convertible Notes

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	September 30, 2013	December 31, 2012
Secured debt
TriplePoint—Matures September 2014	$7,659	$11,643
TriplePoint—Matures October 2015	7,393	9,266
TriplePoint—Matures December 2015	3,831	4,689
Total secured debt	18,883	25,598
Less:
Unamortized debt discounts	(974)	(1,640)
Total secured debt net of debt discounts	17,909	23,958
Less current portion of secured debt	(10,477)	(8,513)
Long-term portion of secured debt	$7,432	$15,445

TriplePoint

Gevo Loan Agreement. In August 2010, concurrent with the execution of the agreement to acquire Agri-Energy, Gevo, Inc. entered into a loan and security agreement with TriplePoint (the “Gevo Loan Agreement”), pursuant to which the Company borrowed $5.0 million. Under the terms of each of (i) the Gevo Loan Agreement and (ii) Gevo, Inc.’s guarantee of Agri-Energy’s obligations under the Original Agri-Energy Loan Agreement (as defined below), the Company is prohibited from granting a security interest in its intellectual property assets to any other entity until both TriplePoint loans are paid in full. In July 2012, the Company used $5.4 million of the proceeds from its Convertible Note offering that was completed in July 2012 to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

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

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement that matures on October 31, 2015. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement that matures on December 31, 2015, bringing the total borrowed under the New Loan at September 30, 2013 to $15.0 million. At September 30, 2013, the Company was in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

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

These amendments, among other things: (i) permitted the issuance of the Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) added as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) added a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

Convertible Notes

The following table sets forth information pertaining to the Convertible Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Convertible Notes	Debt Discount	Total
Balance — December 31, 2012	$11,000	$45,000	$(30,446)	$25,554
Amortization of debt discount	—	—	2,780	2,780
Write-off of debt discount associated with conversion of debt	—	—	11,277	11,277
Change in fair value of embedded derivatives	(2,280)	—	—	(2,280)
Conversion	(4,416)	(18,100)	—	(22,516)
Balance — September 30, 2013	$4,304	$26,900	$(16,389)	$14,815

In July 2012, the Company sold $45.0 million in aggregate principal amount of Convertible Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Convertible Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three and nine months ended September 30, 2013, the Company recorded $0.5 million and $2.8 million, respectively, of expense related to the amortization of debt discounts and issue costs and recorded $0.5 million and $1.8 million, respectively, of interest expense related to the Convertible Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the Convertible Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the Convertible Notes.

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

If a holder elects to convert its Convertible Notes on or after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (i) eight semi-annual interest payments; or (ii) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.  If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. During the nine months ended September 30, 2013, certain holders of the Convertible Notes elected to convert bonds totaling $18.1 million, reducing the principal balance of the Convertible Notes to $26.9 million. Upon conversion, the Convertible Note holders received 3,179,608 shares of common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its Convertible Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 202.0202 per $1,000 principal amount of Convertible Notes.

If a Fundamental Change (as defined in the Indenture) occurs at any time, then each holder will have the right to require the Company to repurchase all of such holder’s Convertible Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such Convertible Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date. Additionally, on July 1, 2017, each holder will have the right to require the Company to repurchase all of such holder’s Convertible Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such Convertible Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol. On July 29, 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon the Company’s first commercial sale of high-purity isobutanol under the terms of the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay the Company applicable shortfall fees and the Company is obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of September 30, 2013.

Exclusive Supply Agreement with LANXESS. On January 14, 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. The initial term of the mutual exclusivity is ten years, subject to mutual extension. No amounts have been incurred under this agreement as of September 30, 2013.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. On August 12, 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of September 30, 2013.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold through Agri-Energy from the date of acquisition through December 31, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The Company has not sold any ethanol in the three and nine months ended September 30, 2013. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force.  The term of the agreement was through December 30, 2012.  The Company recorded  $0.5 million of revenue under this award during the nine months ended September 30, 2012.  In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of biojet fuel.    In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons.  In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of biojet fuel. Revenue under these contracts is recognized upon shipment of product which is when transfer of risk of loss and title occurs. During the three and nine months ended September 30, 2013, the Company recorded $0.4 million and $1.1 million, respectively, of revenue associated with shipments of biojet fuel under these contracts.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM, Inc. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ prior written notice. The Company did not incur any operating expenses or capital expenditures relating to the demonstration plant during the three and nine months ended September 30, 2013 or 2012.

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

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola agreed to pay the Company a fixed price fee for a research program outlined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. During each of the three and nine months ended September 30, 2013 and 2012, the Company recognized $0.3 million and $0.9 million of revenue under this agreement, respectively.

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. As of December 2012, the Company had not completed milestone number four. However, under the terms of the agreement, the Company was entitled to pay a $0.5 million license fee in lieu of completing milestone number four. This fee was paid in March 2013 through the issuance of 250,000 shares of the Company’s common stock to Cargill. The Company had accrued the $0.5 million license fee as of December 31, 2012 and included the expense as a component of research and development expense in its consolidated statement of operations. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of September 30, 2013 and no amount has been recorded as a liability for this milestone.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Other

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene from isobutanol. Toray Industries used the Company’s bio-para-xylene (“bio-PX”) and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. On June 1, 2012, the Company entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which shall be used by the Company for the design, construction and/or operation of a pilot plant. The Company anticipates producing bio-PX at the pilot plant which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. In the event that the Company is unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by April 30, 2014, the Company will be required to refund the $1.0 million it received by May 31, 2014. The Company has included the $1.0 million as a component of accounts payable and accrued liabilities in its consolidated balance sheets.

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

Gevo, Inc. made capital contributions to Gevo Development of $7.0 million and $14.1 million, respectively, during the three and nine months ended September 30, 2013 and $23.2 million and $43.8 million, respectively, during the three and nine months ended September 30, 2012. From Inception to September 30, 2013, Gevo, Inc. has made capital contributions of $93.9 million to Gevo Development.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to September 30, 2013
	2013	2012	2013	2012
Gevo Development Net Loss	$(5,559)	$(7,579)	$(12,862)	$(12,684)	$(32,481)

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

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of September 30, 2013 and December 31, 2012, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company has undertaken the preliminary project engineering and permitting process for the Redfield Facility retrofit. As of September 30, 2013, the Company has incurred $0.4 million in costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

11. Stock-Based Compensation

The Company records expense during the vesting period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to September 30, 2013
	2013	2012	2013	2012
Stock options and ESPP shares issued
Research and development	$172	$273	$507	$663	$2,984
Selling, general and administrative	411	634	1,499	2,077	8,768
Restricted stock issued
Research and development	—	343	—	317	802
Selling, general and administrative	374	280	1,038	1,317	3,060
Warrant issued
Selling, general and administrative	—	—	39	2,616	13,994
Non-cash stock-based compensation	957	1,530	3,083	6,990	29,608
Modified stock option awards
Selling, general and administrative	—	—	—	890	1,500
Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	—	—	—	74	1,144
Cash stock-based compensation	—	—	—	964	2,644
Total stock-based compensation	$957	$1,530	$3,083	$7,954	$32,252

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

12. Stockholders’ Equity

The Company currently grants share-based payment awards under the Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan (“2010 Plan”) which was approved by its stockholders in February 2011 and amended in June 2013. As of September 30, 2013, the Company has reserved 5,571,286 shares of common stock for issuance under the 2010 Plan. As of September 30, 2013 and December 31, 2012, there were 2,988,560 shares and 1,340,974 shares available for grant under the 2010 Plan, respectively.

During the nine months ended September 30, 2013, the Company issued 6,137,383 shares of common stock as a result of the conversion of Convertible Notes and settlement of Coupon Make-Whole Payments (see Note 7), 1,170,775 shares of restricted stock granted to employees and 250,000 shares of common stock issued to Cargill (see Note 8).

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

On September 13, 2011, the Company filed an answer to the Amended Complaint in which it asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375 (the “’375 Patent”), entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376 (the “’376 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The counterclaims sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims were set for trial in August 2013.  On July 26, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment of the Company’s counterclaims involving the ’375 and ’376 Patents. Both parties had asked the court to resolve certain issues regarding the ’375 and ’376 Patents without a trial by seeking summary judgment from the court. Butamax had filed motions seeking summary judgment that it did not infringe such patents and the court granted Butamax’s motions on this issue. Butamax had also moved for summary judgment of invalidity on both patents.  The court granted Butamax’s motion of invalidity on the ’375 Patent, but denied Butamax’s motion of invalidity on the ’376 Patent. On August 8, 2013, an order was issued by the U.S. District Court of Delaware which entered a final judgment of non-infringement in favor of Butamax and DuPont with respect to the claims of the ’375 and ’376 Patents.  The August 8, 2013 order also entered a final judgment of invalidity in favor of Butamax and DuPont with respect to the claims of the ’375 Patent.  In addition, it was further ordered that the Butamax and DuPont claims and counterclaims relating to the unenforceability of the ’375 Patent, and the invalidity and/or unenforceability of the ’376 Patent, would be dismissed without prejudice, and that the Butamax and DuPont claims for exceptional case, attorney’s fees and/or costs would be preserved for later presentation to the Court.  As a result of the August 8, 2013 order, a trial did not occur on August 12, 2013 as previously scheduled.

On September 22, 2011, Butamax filed a motion for preliminary injunction with respect to the alleged infringement by the Company of one or more claims made in the ’889 Patent.

On January 24, 2012, the Company filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “’808 Patent”) entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ’808 Patent claims methods to produce a C3-C6 alcohol—for example, isobutanol—through fermentation and to recover that alcohol from the fermentation medium. The Company sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On May 8, 2013, the Company stipulated and agreed to dismiss without prejudice the ’808 Patent suit against Butamax, DuPont, or their affiliates, with each side bearing its own costs and fees in the action. The Company and Butamax further stipulated and agreed that the

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Company shall not re-assert the ’808 Patent against Butamax, DuPont, or their affiliates until a final Certificate of Reexamination is received from the USPTO in Inter Partes Reexamination Control No. 95/000,666.

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

On July 6, 2012, the United States District Court for the District of Delaware issued a temporary order which stated, in part, that the Company could not deliver, provide, distribute, ship, release or transfer in any way bio-isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction. The Company filed an appeal of the temporary order. Under the temporary order, the Company remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court of Appeals granted the Company’s motion to stay the status quo order entered on July 6, 2012 by the United States District Court for the District of Delaware. On November 16, 2012, the Federal Circuit Court of Appeals affirmed the District Court’s denial of Butamax’s preliminary injunction motion.

On July 31, 2012, the Company filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “’089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On December 17, 2012, this case was transferred to the United States District Court for the District of Delaware as

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Case No. 1:12-cv-01724-SLR. On February 19, 2013, BP p.l.c. filed a motion seeking to dismiss the Company’s complaint for failure to state a claim against it. On March 8, 2013, the Company filed a response in opposition to BP p.l.c.’s motion. On March 18, 2013, BP p.l.c. filed its reply brief, and the issue was submitted to the court for decision.  On July 8, 2013, the court granted BP p.l.c.’s motion.  Despite the court’s decision, Butamax, DuPont, BP Corporation North America Inc. and BP Biofuels North America LLC remain defendants in the suit.

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

On September 25, 2012, the Company filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01202-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “’565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against the Company, as Case No. 1:12-cv-01201-SLR, seeking a judicial determination that the ’565 Patent is invalid and that Butamax and DuPont do not infringe it. On August 9, 2013, Case Nos. 1:12-cv-01202-SLR and 1:12-cv-01201-SLR were closed following a voluntary stipulation of dismissal filed by both parties.

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

On October 8, 2012, Butamax filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against the Company, as Case No. 1:12-cv-01301-SLR, seeking a judicial determination that Butamax is not infringing the Company’s recently issued U.S. Patent No. 8,283,505, entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.”

On February 13, 2013, coordinated discovery was ordered for Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01201-SLR, 1:12-cv-01202-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR. Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR are currently set for trial in August 2015.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

On March 19, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment in the patent suit involving the ’188 Patent and the ’889 Patent. Both parties had asked the court to resolve certain issues regarding the ’188 Patent and the ’889 Patent without a trial by seeking summary judgment from the court. Butamax had filed a motion seeking summary judgment that the Company infringed such patents, but the court denied Butamax’s motion. The Company moved for summary judgment of noninfringement, both as a matter of literal infringement and infringement under the doctrine of equivalents, and the court granted the Company’s motion regarding doctrine of equivalents infringement. The Company also moved for summary judgment of invalidity of various claims in the ’188 Patent and the ’889 Patent. The court granted this motion in part, ruling that Butamax’s claims related to the inactivation of competing pathways for carbon flow were invalid.

The court also provided certain claim construction rulings, including a ruling that Butamax’s patent claims were limited to an “acetohydroxy acid isomeroreductase” enzyme that is “NADPH-dependent.” The remaining issues were to be resolved by a jury trial, scheduled to commence on April 1, 2013.

On March 20, 2013, the U.S. District Court for the District of Delaware held the final pre-trial hearing leading up to the trial on the ’188 Patent and the ’889 Patent scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that the Company does not infringe such patents under the court’s construction of a key claim term in such patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the court’s construction. In view of this stipulation and the court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, on April 10, 2013 a judgment of no infringement was entered in favor of the Company.

On April 19, 2013, Butamax filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the District Court of Delaware’s Memorandum and Order of March 19, 2013, and the District Court of Delaware’s Amended Final Judgment of April 10, 2013.  Oral arguments for the Butamax appeal will be heard by the U.S. Court of Appeals for the Federal Circuit on November 7, 2013.

Due to the nature and stage of this litigation, the Company has determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The hearing date for Butamax’s appeal to the U.S. Court of Appeals for the Federal Circuit has been scheduled for November 7, 2013. The next District Court trial for the Butamax litigation is currently scheduled for July 2014 and additional trials are currently scheduled for August 2015. The Company expects to continue to incur significant costs related to its involvement in the foregoing legal proceedings.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2013 and December 31, 2012, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2013.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. During the three and nine months ended September 30, 2013, the Company incurred a $0.6 million write-down of its corn inventory to market prices.  The Company did not incur any write-down of its inventory during the three and nine months ended September 30, 2012.

Derivative Assets and Liabilities. The fair value of exchange-traded derivative instruments is based on Level 1 inputs using quoted market prices. Exchange-traded derivative instruments are recorded in the consolidated balance sheets at fair value. The fair value of the Company’s exchange-traded derivative instruments were not material at September 30, 2013 and December 31, 2012.

The fair value of the Company’s forward contract derivative instruments are derived based upon a market approach using Level 2 inputs, including the price at the delivery location adjusted for basis differentials, counterparty credit quality, the effect of the Company’s own credit worthiness, the time value of money and/or the liquidity of the market. The fair value of the Company’s forward contract derivative instruments were not material at September 30, 2013 and December 31, 2012.

Property, Plant and Equipment. The Company records its property, plant and equipment, primarily its Agri-Energy retrofit assets, at fair value only when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company’s estimated cash flows for its Agri-Energy retrofit assets are based upon Level 3 cash flow inputs, primarily estimates associated with the following: (i) sales prices of isobutanol and dried distiller’s grains; (ii) cost of corn and; (iii) costs of nutrients and other production inputs. During the three and nine months ended September 30, 2013 and 2012, the Company did not record any property, plant and equipment at fair value.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.

The following table sets forth the principal balance of the Company’s secured debt obligations and the associated estimated fair value at September 30, 2013 and December 31, 2012 (in thousands).

	September 30, 2013		December 31, 2012
Issuance	Principal	Fair Value	Principal	Fair Value
TriplePoint—Matures September 2014	$7,659	$7,183	$11,643	$10,604
TriplePoint—Matures October 2015	7,393	6,475	9,266	7,864
TriplePoint—Matures January 2016	3,831	3,312	4,689	3,929

Convertible Notes and Embedded Derivatives. The Company has estimated the fair value of the Convertible Notes, including the embedded derivatives, to be $17.7 million and $26.0 million at September 30, 2013 and December 31, 2012, respectively, based upon Level 2 inputs, including the market price of the Convertible Notes derived from actual trades of the Convertible Notes. The Company has estimated the fair value of the embedded derivatives on a stand-alone basis to be $4.3 million and $11.0 million at September 30, 2013 and December 31, 2012, respectively, based upon Level 2 inputs. See Note 5 above for the fair value inputs used to estimate the fair value of the Convertible Notes with and without the embedded derivatives and the fair value of the embedded derivatives.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Gevo	$1,039	$562	$3,112	$2,553
Gevo Development / Agri-Energy	88	—	3,417	19,908
Consolidated	$1,127	$562	$6,529	$22,461
Operating loss:
Gevo	$(10,911)	$(18,025)	$(32,228)	$(47,848)
Gevo Development / Agri-Energy	(4,852)	(6,401)	(10,285)	(10,544)
Consolidated	$(15,763)	$(24,426)	$(42,513)	$(58,392)
Interest expense:
Gevo	$1,023	$1,447	$4,735	$2,004
Gevo Development / Agri-Energy	710	1,177	2,586	2,157
Consolidated	$1,733	$2,624	$7,321	$4,161
Depreciation expense:
Gevo	$280	$367	$907	$956
Gevo Development / Agri-Energy	584	531	1,651	1,581
Consolidated	$864	$898	$2,558	$2,537
Acquisitions of plant, property and equipment:
Gevo	$180	$584	$442	$1,936
Gevo Development / Agri-Energy	1,586	15,850	4,082	49,000
Consolidated	$1,766	$16,434	$4,524	$50,936

	September 30, 2013	December 31, 2012
Total assets:
Gevo	$91,991	$130,900
Gevo Development / Agri-Energy	73,368	83,872
Intercompany eliminations	(48,230)	(58,661)
Consolidated	$117,129	$156,111

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures in our Annual Report (including the disclosures made in Part I, Item 1A “Risk Factors” and the audited consolidated financial statements and related notes included in Part II, Item 8 “Financial Statements and Supplementary Data”), and the disclosures made in Part II, Item 1A “Risk Factors” of this Report.

Overview

We are a renewable chemicals and next generation biofuels company. Our strategy is to commercialize biobased alternatives to petroleum-based products using a combination of synthetic biology, metabolic and chemical engineering, and chemistry. In order to implement this strategy, we are utilizing a building block approach. We intend to produce and sell isobutanol from renewable feedstocks. Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints, cosmetics and coatings or as a value-added gasoline blendstock. Isobutanol can also be converted into butenes using dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of hydrocarbon fuels, lubricants, polyester, rubber, plastics, fibers and other polymers.

We believe that products derived from our isobutanol will be drop-in products, which means that our customers will be able to replace petroleum-based intermediate products with renewable isobutanol-based intermediate products without modification to their equipment or production processes. The final products produced from our renewable isobutanol-based intermediate products should be chemically and physically identical to those produced from petroleum-based intermediate products, except that they will contain carbon from renewable sources. Customer interest in our renewable isobutanol is primarily driven by our production route, which we believe will be cost-efficient, and our renewable isobutanol’s potential to serve as a cost-effective, environmentally sensitive alternative to the petroleum-based intermediate products that they currently use. We believe that at every step of the value chain, renewable products that are chemically identical to the incumbent petrochemical products will have lower market adoption hurdles in contrast with other bioindustrial products because the infrastructure and applications for such products already exist. In addition, we believe that products made from biobased isobutanol will be subject to less raw material cost volatility than the petroleum-based products in use today because of the lower historical cost volatility of agricultural feedstocks compared to oil.

In order to produce and sell isobutanol made from renewable sources, we have developed the Gevo Integrated Fermentation Technology® (“GIFT®”), an integrated technology platform for the efficient production and separation of renewable isobutanol. GIFT® consists of two components, proprietary biocatalysts that convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit that is designed to continuously separate isobutanol during the fermentation process. We developed our technology platform to be compatible with the existing approximately 23 billion gallons per year of global operating ethanol production capacity, as estimated by the Renewable Fuels Association. GIFT® is designed to allow relatively low capital expenditure retrofits of existing ethanol facilities, enabling a rapid route to isobutanol production from the fermentation of renewable feedstocks. Our GIFT® design can be used to retrofit existing ethanol capacity to produce isobutanol or to add renewable isobutanol production capabilities to an ethanol facility’s existing ethanol production by adding isobutanol fermentation capacity side-by-side with the facility’s existing ethanol fermentation capacity (together, “Retrofits”). We believe that our production route will be cost-efficient and will enable rapid deployment of our technology platform and allow our isobutanol and the products produced from it to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

We expect that the combination of our efficient proprietary technology, our marketing focus on providing drop-in substitutes for incumbent petrochemical products and our relatively low capital investment Retrofits will mitigate many of the historical issues associated with the commercialization of renewable chemicals and fuels.

In September 2009, Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) to develop isobutanol production assets using GIFT®. Gevo Development has a flexible business model and aims to secure access to existing ethanol capacity either through joint venture, licensing arrangements, tolling arrangements or direct acquisition.

Financial Condition

From inception to September 30, 2013, we have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at September 30, 2013 totaled $25.7 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with our Agri-Energy Facility (as defined below); (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax™ Advanced Biofuels, LLC (“Butamax”), a joint venture between BP Biofuels North American LLC and E.I. DuPont de Nemours and Co. (“DuPont”); and (vi) repayment of debt obligations. Based on our current plans, we anticipate capital expenditures necessary to complete the retrofit of the Agri-Energy Facility will be significantly lower than the capital expenditures of $49.5 million incurred in fiscal year 2012 for this project. We believe that actions taken during 2012 to reduce ongoing litigation expenses and other operating expenses will continue to reduce our 2013 operating expenses from fiscal year 2012 levels. We also have the ability to further limit cash spending associated with the foregoing activities, including limiting the usage of cash associated with research and development activities or delaying the timing of capital improvements, based on then-current facts and circumstances. Notwithstanding our ability to further reduce our monthly cash usage, based on our current planned level of operations and anticipated growth, we believe that cash and cash equivalents on hand at September 30, 2013, will provide sufficient funds for ongoing operations for the remainder of 2013. This includes the cash needed to fund necessary capital expenditures and working capital requirements and debt obligations ($3.6 million of principal payments in the fourth quarter of 2013).  We believe we have the financial resources to operate into the first quarter of 2014.  We are actively working on various ways to address the need for additional capital before the end of the first quarter of 2014.  Based on current estimates, additional capital will be required for us to continue to meet ongoing operational and working capital requirements past the first quarter of 2014 and to finance the retrofit of incremental isobutanol production capacity including further expansion of our Agri-Energy Facility. Although we are pursuing financing options, there are no assurances that we will be able to raise additional funds when needed or at all, or achieve or sustain profitability or positive cash flow from operations.

Agri-Energy

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy Facility”). The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses corn as a feedstock. In partnership with ICM, Inc. (“ICM”), we developed a detailed retrofit design for this facility and began the retrofit in 2011. In May 2012, we commenced initial startup operations for the production of isobutanol at this facility. During initial startup operations we produced approximately 100,000 gallons of bio- isobutanol for sale and future customer testing. These initial startup operations included production of initial quantities of isobutanol produced at commercial scale, completion of initial commissioning of new equipment and development of operating discipline at commercial scale. In September 2012, as a result of a lower than planned production rate of isobutanol and some microbial contamination in our plant, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates as well as controlling and managing contamination. There were several factors that contributed to this strategic decision. In particular, we determined that continuing to produce isobutanol at startup production rates while working to improve those production rates would require us to operate the Agri-Energy Facility at significantly below our estimated break-even cash flow level. In addition, our work to optimize our technology did not require us to continue production as we believed that we had already generated the necessary information required from our startup operations to work on enhancing our production rates at our testing laboratory in Colorado. During the period from November 2012 to June 2013, we developed and implemented changes that we believe will allow us to manage the contamination issues that significantly contributed to the lower than planned isobutanol production rates observed in the initial startup production period by changing the fermentation conditions and related operating parameters, making equipment modifications to improve sterility, and, most importantly, improving the operating procedures we use at the plant. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in single production train mode at the Agri-Energy Facility. In August 2013, we expanded production at the Agri-Energy Facility to dual production train mode by operating a second fermenter and second GIFT® system. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we commissioned the Agri-Energy Facility on corn mash for fully integrated production. We plan to continue producing isobutanol throughout the remainder of 2013 with the objective of testing production run rates and then further ramping up production toward nameplate capacity in 2014.

As of September 30, 2013, we have incurred capital expenditures of approximately $63.9 million on the retrofit of the Agri-Energy Facility. Capital expenditures at the Agri-Energy Facility include upfront design and engineering expenses, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as sales tax on equipment and capitalized interest. The retrofit of the Agri-Energy Facility also includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast strains at the Agri-Energy Facility and at future plants.

Until May 2012, when we commenced initial retrofit startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the continued production of ethanol is not our intended business and our future return on invested capital depends on our ability to produce and market isobutanol and products derived from isobutanol, not on continued production and sales of ethanol. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, other than during certain periods while we are working to optimize certain parts of our isobutanol production technology, if we were to project positive cash flows from ethanol operations versus maintaining the facility at idle, including any costs related to the transition, but there is no guarantee that this will be the case. During 2013, we did not transition back to ethanol production because we were engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates.  Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol produced at the Agri-Energy Facility. Accordingly, the historical operating results of our subsidiary, Agri-Energy, LLC (“Agri-Energy”) and the operating results reported during the retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or Gevo once full-scale commercial production of isobutanol commences at the Agri-Energy Facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three and nine months ended September 30, 2013, we derived revenue primarily from grants, research and development programs and sales of excess corn inventory. Our grant and research and development programs and other revenue primarily consists of the following: (i) revenues relating to government research grants; (ii) revenues relating to cooperative agreements and research services; and (iii) the sale of biojet fuel derived from our isobutanol for purposes of certification and testing.

During the three and nine months ended September 30, 2012, we derived revenue primarily from the sale of ethanol. Substantially all ethanol sold through Agri-Energy was sold to C&N, a subsidiary of Mansfield Oil Company, pursuant to an ethanol purchase and marketing agreement. Our revenue also includes the sale of distiller’s grains and other products produced as part of the ethanol production process to third parties.

Cost of Goods Sold and Gross Loss

Our cost of goods sold in the three and nine months ended September 30, 2013 includes costs incurred in conjunction with the initial operations for the production of isobutanol at the Agri-Energy Facility.  During the nine months ended September 30, 2012, cost of goods sold included costs directly associated with our ethanol production process which includes costs for direct materials, direct labor, plant utilities, including natural gas, and plant depreciation. Direct materials consist of dextrose for initial production of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. We periodically enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold also includes gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts. Our gross loss is defined as our total revenues less our cost of goods sold.

Research and Development

Our research and development costs consist of expenses incurred to identify, develop and test our technologies for the production of isobutanol and the development of downstream applications thereof. Research and development expenses include personnel costs (including stock-based compensation), consultants and related contract research, facility costs, supplies, depreciation and amortization expense on property, plant and equipment used in product development, license fees paid to third parties for use of their intellectual property and patent rights and other overhead expenses incurred to support our research and development programs. Research and development expenses also include upfront fees and milestone payments made under licensing agreements and payments for sponsored research and university research gifts to support research at academic institutions.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012 (in thousands)

	Three Months Ended September 30,
	2013	2012	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$—	$—
Corn sales	17	—	17
Grant, research and development programs and other revenue	1,110	562	548
Total revenues	1,127	562	565
Cost of corn sales	16	—	16
Cost of goods sold	4,730	6,079	(1,349)
Gross loss	(3,619)	(5,517)	1,898
Operating expenses
Research and development	5,476	5,401	75
Selling, general and administrative	6,668	13,508	(6,840)
Total operating expenses	12,144	18,909	(6,765)
Loss from operations	(15,763)	(24,426)	8,663
Other (expense) income
Interest expense	(1,733)	(2,624)	891
Gain from change in fair value	1,587	15,000	(13,413)
Other income (expense)	24	(1)	25
Total other (expense) income	(122)	12,375	(12,497)
Net loss	$(15,885)	$(12,051)	$(3,834)

Revenues.  The increase in grant, research and development programs and other revenue during the three months ended September 30, 2013 resulted from $0.4 million in revenue associated with the shipment of biojet fuel produced from isobutanol under contracts with the U.S. government.

Cost of goods sold. Our cost of goods sold during the three months ended September 30, 2013 primarily includes the following: (i) $3.6 million in startup and fixed production costs of our Agri-Energy Facility; (ii) $0.6 million of non-cash write down of our corn inventory to market; and (iii) $0.5 million in depreciation expense. Our cost of goods sold during the three months ended September 30, 2012 primarily related to: (i) $5.6 million in costs incurred in conjunction with the initial start-up operations at the Agri-Energy Facility in May 2012; and (ii) $0.5 million in depreciation expense.

Research and development. Research and development expenses increased slightly during the three months ended September 30, 2013 primarily due to a $1.3 million increase in costs at the pilot plant located at the South Hampton Resources, Inc. facility in Silsbee, Texas (the “South Hampton Facility”) to produce test quantities of biojet fuel for the U.S. Air Force, Army and Navy and establish a bio-para-xylene (“bio-PX”) pilot plant under our agreement with Toray Industries, Inc. (“Toray Industries”).  This increase was offset by a $0.8 million decrease in compensation-related costs (including a $0.4 million decrease in stock-based compensation expense) and a $0.4 million decrease in laboratory consultants and supplies.

Selling, general and administrative. The decrease in selling, general and administrative expenses during the three months ended September 30, 2013 primarily resulted from decreases related to the following items: (i) $3.7 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax; (ii) $1.7 million in salary and compensation-related expenses; and (iii) $1.3 million in other general and administrative costs, including travel, consulting and public company-related expenses.

Interest expense. Interest expense decreased during the three months ended September 30, 2013 primarily resulting from the following decreases: (i) $0.4 million associated with the decline in the outstanding principal balance of our 7.5% convertible senior notes due 2022 (the “Convertible Notes”); (ii) $0.4 million associated with the decline in the outstanding principal balance of our debt with TriplePoint Capital LLC (“TriplePoint”) due primarily to scheduled payments on our principal balance; and (iii) $0.1 million of non-cash interest associated with our payment during 2012 of all amounts outstanding under the Gevo Loan Agreement (as defined below).

Change in fair value of embedded derivatives. During the three months ended September 30, 2013, we reported a $1.6 million gain associated with the decrease in the fair value of derivatives embedded in the Convertible Notes primarily resulting from a decline in the price of our common stock between June 30, 2013 and September 30, 2013. During the three months ended September 30, 2012, we reported a $15.0 million gain associated with the decrease in the fair value of derivatives embedded in the Convertible Notes primarily resulting from a decline in the price of our common stock between the date that the Convertible Notes were issued and September 30, 2012.

Results of Operations

Comparison of the nine months ended September 30, 2013 and 2012 (in thousands)

	Nine Months Ended September 30,
	2013	2012	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$19,908	$(19,908)
Corn sales	3,345	—	3,345
Grant, research and development programs and other revenue	3,184	2,553	631
Total revenues	6,529	22,461	(15,932)
Cost of corn sales	3,391	—	3,391
Cost of goods sold	9,474	29,599	(20,125)
Gross loss	(6,336)	(7,138)	802
Operating expenses
Research and development	16,280	15,079	1,201
Selling, general and administrative	19,897	36,175	(16,278)
Total operating expenses	36,177	51,254	(15,077)
Loss from operations	(42,513)	(58,392)	15,879
Other (expense) income
Interest expense	(7,321)	(4,161)	(3,160)
Gain from change in fair value of embedded derivative	2,280	15,000	(12,720)
Loss on extinguishment of debt	(2,038)	—	(2,038)
Other income	115	18	97
Total other (expense) income	(6,964)	10,857	(17,821)
Net loss	$(49,477)	$(47,535)	$(1,942)

Revenues. During the nine months ended September 30, 2013, we did not make any shipments of or report any sales of ethanol as our focus during this period was on shipments of isobutanol for use at the pilot plant located at the South Hampton Facility to produce biojet fuel, optimizing specific parts of our technology to further enhance isobutanol production rates and resuming the limited production of isobutanol at our Agri-Energy Facility in single production train mode. During the nine months ended September 30, 2012, we generated revenue from the sale of ethanol and related products at our Agri-Energy Facility.

During the nine months ended September 30, 2013, we sold excess corn inventory which generated $3.3 million of revenue. We did not have any sales of corn during the same period in 2012. Included in grants, research and development programs and other revenue during the nine months ended September 30, 2013 and 2012 was $1.1 million and $0.5 million, respectively, for the sale of biojet fuel and $2.0 million during each of the nine months ended September 30, 2013 and 2012 under government grants and research and development agreements.

Cost of goods sold. Our cost of goods sold during the nine months ended September 30, 2013 primarily includes the following: (i) $3.4 million associated with costs related to the sale of excess corn inventory; (ii) $4.2 million in startup costs and fixed production costs of our Agri-Energy Facility; (iii) $1.6 million in depreciation expense; and (iv) $0.3 million in non-cash expenses associated with the write-down of our corn inventory and changes in the fair value of our corn forward contracts. Our cost of goods sold during the nine months ended September 30, 2012 primarily resulted from: (i) $22.0 million of costs related to the production of 7.5 million gallons of ethanol and distiller’s grains, including $1.6 million in depreciation expense; and (ii) $7.6 million of start-up costs related to isobutanol production at our Agri-Energy Facility.

Research and development. Research and development expenses increased during the nine months ended September 30, 2013 primarily due to a $3.5 million increase in costs at the pilot plant located at the South Hampton Facility incurred to increase our biojet fuel processing capability, costs for the production of test quantities of biojet fuel for the U.S. Air Force, Army and Navy and the cost to establish a bio-PX pilot plant under our agreement with Toray Industries.  This was partially offset by the following decreases: (i) $1.1 million in costs associated with laboratory consultants and supplies; (ii) $1.0 million in salary and other compensation-related expenses; and (iii) $0.2 million in travel-related expenses.

Selling, general and administrative. The decrease in selling, general and administrative expenses during the nine months ended September 30, 2013 primarily resulted from decreases related to the following items: (i) $8.6 million in salary and compensation-related expenses, including $4.4 million associated with stock-based compensation; (ii) $4.7 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax; (iii) $2.1 million in other general and administrative costs, including consulting and public company-related expenses; and (iv) $0.7 million in travel-related expenses. Salary and compensation-

related expenses for the nine months ended September 30, 2012 included severance related payments of $1.6 million and a $2.6 million expense resulting from the accelerated vesting of warrants due to the departure of three of our Executive Vice Presidents.

Interest expense. Interest expense increased during the nine months ended September 30, 2013 primarily resulting from increases of $1.0 million and $2.6 million related to cash interest and non-cash amortization of debt issue costs and discounts, respectively, associated with our Convertible Notes.  This increase was partially offset by a decrease in cash and non-cash interest expense associated with the decline in the outstanding principal balance of our debt with TriplePoint due to scheduled payments on our principal balance.

Change in fair value of embedded derivatives. During the nine months ended September 30, 2013, we reported a $2.3 million gain associated with the decrease in the fair value of derivatives embedded in our Convertible Notes primarily resulting from a decrease in the estimated credit spread and volatility assumptions used in our valuation model, partially offset by the increase in our stock price from December 31, 2012 to September 30, 2013. During the nine months ended September 30, 2012, we reported a $15.0 million gain associated with the decrease in the fair value of derivatives embedded in our Convertible Notes primarily resulting from a decline in the price of our common stock between the date that the Convertible Notes were issued and September 30, 2012.

Loss on extinguishment of debt. During the nine months ended September 30, 2013, holders of $18.1 million principal amount of Convertible Notes opted to convert their holdings into shares of our common stock. Upon conversion, the Convertible Note holders received 3,179,608 shares of our common stock in payment of converted principal and, pursuant to the terms of the indenture governing the Convertible Notes (the “Indenture”), the Convertible Note holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $4.9 million. We recorded a loss on extinguishment of debt of $2.0 million as a result of the conversion of the Convertible Notes and settlement of the Coupon Make-Whole Payments.

Liquidity and Capital Resources

From inception to September 30, 2013, we have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at September 30, 2013 totaled $25.7 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with our Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax; and (vi) repayment of debt obligations. Based on our current plans, we anticipate capital expenditures necessary to complete the retrofit of the Agri-Energy Facility will be significantly lower than the capital expenditures of $49.5 million incurred in fiscal year 2012 for this project. We believe that actions taken during 2012 to reduce ongoing litigation expenses and other operating expenses will continue to reduce our 2013 operating expenses from fiscal year 2012 levels. We also have the ability to further limit cash spending associated with the foregoing activities, including limiting the usage of cash associated with research and development activities or delaying the timing of capital improvements, based on then-current facts and circumstances. Notwithstanding our ability to further reduce our monthly cash usage, based on our current planned level of operations and anticipated growth, we believe that cash and cash equivalents on hand at September 30, 2013, will provide sufficient funds for ongoing operations for the remainder of 2013. This includes the cash needed to fund necessary capital expenditures, working capital requirements and debt obligations ($3.6 million of principal payments in the fourth quarter of 2013).  We believe we have the financial resources to operate into the first quarter of 2014.  We are actively working on various ways to address the need for additional capital before the end of the first quarter of 2014.  Based on current estimates, additional capital will be required for us to continue to meet ongoing operational and working capital requirements past the first quarter of 2014 and to finance the retrofit of incremental isobutanol production capacity including further expansion of our Agri-Energy Facility. Although we are pursuing financing options, there are no assurances that we will be able to raise additional funds when needed or at all, or achieve or sustain profitability or positive cash flow from operations.

In July 2012, we issued: (i) 12.5 million shares of common stock at an offering price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of Convertible Notes, in each case in a firm commitment underwritten public offering (the “Equity Offering” and the “Note Offering,” respectively, and together, the “Offerings”). We received proceeds from the Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement. Through September 30, 2013, $18.1 million in principal amount of Convertible Notes have been converted and, as such, we had an aggregate of $26.9 million in principal amount of Convertible Notes outstanding as of that date.

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

Additionally, our future results of operations and cash flows will be impacted by the expense resulting from our ongoing litigation with Butamax. Our ongoing involvement in litigation with Butamax could cause us to spend significant amounts of money and negative decisions by courts associated with pending litigation could also negatively impact our future results of operations and cash flows. Specifically, negative decisions by the courts could force us to do one or more of the following:

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

Due to the nature and stage of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The hearing date for Butamax’s appeal to the U.S. Court of Appeals for the Federal Circuit has been scheduled for November 7, 2013. The next District Court trial for the Butamax litigation is currently scheduled for July 2014 and additional trials are currently scheduled for August 2015. We expect to continue to incur significant costs through the foregoing trial dates. For a summary of our ongoing litigation with Butamax, see the disclosure under the heading “Legal Proceedings” in Part II, Item 1 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part II, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(31,720)	$(47,312)
Net cash used in investing activities	(2,628)	(51,543)
Net cash (used in) provided by financing activities	(6,735)	96,627

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

During the nine months ended September 30, 2013, we used $31.7 million in cash from operating activities primarily resulting from a net loss of $39.5 million, excluding the impact of $10.0 million in non-cash expenses. This was partially offset by a decrease in inventory which generated $1.8 million in cash in 2013 and an increase in accounts payable and accrued liabilities.  The decrease in inventory during 2013 resulted from the sale of excess corn inventory during the first half of 2013, partially offset by the purchase of corn in preparation for the resumption of isobutanol production at the Agri Energy Facility. Our accounts payable and accrued liabilities increased primarily due to the additional design features and other costs at the Agri Energy Facility.

During the nine months ended September 30, 2012, we used $47.3 million in cash from operating activities primarily resulting from a net loss of $51.7 million, excluding the impact of $4.2 million in gains from non-cash transactions, partially offset by a decrease in accounts receivable. The decline in our accounts receivable from December 31, 2011 resulted in an increase in cash of $2.2 million due mainly to the suspension of ethanol production at our Agri-Energy Facility in May 2012. Our accounts receivable balance as of September 30, 2012 primarily related to balances then-outstanding under our grant and research and development programs.

Investing Activities

During the nine months ended September 30, 2013, we used $2.6 million in cash from investing activities.  We used $4.5 million in cash primarily associated with capital expenditures for the addition of functionality as part of our efforts to optimize specific parts of our technology at our Agri-Energy Facility, partially offset by a $1.9 million sales tax refund that was received in connection with capital equipment purchases.

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

Financing Activities

During the nine months ended September 30, 2013, we used $6.7 million in cash from financing activities primarily resulting from principal payments on our secured debt with TriplePoint.

During the nine months ended September 30, 2012, we generated $96.6 million in cash from financing activities primarily resulting from the following: (i) $98.4 million associated with the Offerings, net; (ii) $4.9 million borrowed under the amended and restated loan and security agreement, dated October 20, 2011, by and between Agri-Energy and TriplePoint (the “Amended Agri-Energy Loan Agreement”), net of issue costs; and (iii) $0.7 million from the exercise of stock options. Partially offsetting these sources of cash was $7.3 million in principal payments on our secured debt with TriplePoint and Lighthouse Capital Partners V, L.P. (“Lighthouse”). During the nine months ended September 30, 2012, we paid Lighthouse $1.2 million as payment in full of all amounts outstanding to Lighthouse and we paid TriplePoint $5.4 million from the proceeds of the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement (as defined below).

Stock Repurchase Program

On January 2, 2013, our board of directors approved a stock repurchase program which authorizes us to repurchase up to $15.0 million of our common stock over a one-year period. Repurchases under the stock repurchase program, if any, would be funded with cash and cash equivalents on hand. Under the program, management is authorized to purchase shares of our common stock from time to time through open market purchases, privately negotiated transactions or block transactions and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, subject to market conditions and other factors. Through September 30, 2013 we have not purchased any shares of common stock under our stock repurchase program.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility. The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses corn as a feedstock. In partnership with ICM, Inc. we developed a detailed retrofit design for this facility and began the retrofit in 2011. In May 2012, we commenced initial startup operations for the production of isobutanol at this facility. During initial startup operations we produced approximately 100,000 gallons of bio- isobutanol for sale and future customer testing. These initial startup operations included production of initial quantities of isobutanol produced at commercial scale, completion of initial commissioning of new equipment and development of operating discipline at commercial scale. In September 2012, as a result of a lower than planned production rate of isobutanol and some microbial contamination in our plant, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates as well as controlling and managing contamination. There were several factors that contributed to this strategic decision. In particular, we determined that continuing to produce isobutanol at startup production rates while working to improve those production rates would require us to operate the Agri-Energy Facility at significantly below our estimated break-even cash flow level. In addition, our work to optimize our technology did not require us to continue production as we believed that we had already generated the necessary information required from our startup operations to work on enhancing our production rates at our testing laboratory in Colorado. During the period from November 2012 to June 2013, we developed and implemented changes that we believe will allow us to manage the contamination issues that significantly contributed to the lower than planned isobutanol production rates observed in the initial startup production period by changing the fermentation conditions and related operating parameters, making equipment modifications to improve sterility, and, most importantly, improving the operating procedures we use at the plant. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in single production train mode at the Agri-Energy Facility. In August 2013, we expanded production at the Agri-Energy Facility to dual production train mode by operating a second fermenter and second GIFT® system. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we commissioned the Agri-Energy

Facility on corn mash for fully integrated production. We plan to continue producing isobutanol throughout the remainder of 2013 with the objective of testing production run rates and then further ramping up production toward nameplate capacity in 2014.

Redfield Energy, LLC

On June 15, 2011, we entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield and executed the second amended and restated operating agreement of Redfield (together with the Joint Venture Agreement, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, we have agreed to work with Redfield toward the Retrofit of Redfield’s approximately 50 million gallons per year (“MGPY”) ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”), for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to our wholly-owned subsidiary, Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate consolidating Redfield’s operations because we anticipate we will control the activities that are most significant to the entity.

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

During 2012, we initiated the project engineering and permitting process for the Redfield Facility Retrofit. As of September 30, 2013, we have incurred $0.4 million in planning-related costs for the future Retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the Retrofit of the Redfield Facility.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. As of December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 250,000 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of September 30, 2013 and no amount has been recorded as a liability for this milestone. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

On July 29, 2011, we entered into an international off-take and distribution agreement with Sasol Chemical Industries Limited (“Sasol”) to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon our first commercial sale of high-purity isobutanol under the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay us applicable shortfall fees and we are obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of September 30, 2013.

Toray Industries, Inc.

In June 2011, we announced that we had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries. Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. On June 1, 2012, we entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we will use for the design, construction and/or operation of a pilot plant. We anticipate producing bio-PX at the pilot plant which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. In the event we are unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by April 30, 2014, we will be required to refund the $1.0 million by May 31, 2014.  We have recorded the $1.0 million as a liability in our consolidated balance sheets.

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

The Convertible Notes are convertible at an initial Conversion Rate of 175.6697 shares of Gevo, Inc. common stock per $1,000 principal amount of Convertible Notes, subject to adjustment in certain circumstances as described in the Indenture. This is equivalent to an initial Conversion Price (as defined in the Indenture) of approximately $5.69 per share of common stock. Holders may convert the Convertible Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

If a holder elects to convert its Convertible Notes on or after January 1, 2013 but prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the lesser of: (i) eight semi-annual interest payments; or (ii) the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid, or the issue date if no interest has been paid, up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. During the nine months ended September 30, 2013, certain holders of our Convertible Notes elected to convert bonds totaling $18.1 million, reducing the principal balance of the Convertible

Notes to $26.9 million. Upon conversion, the Convertible Note holders received 3,179,608 shares of our common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

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

Secured Long-Term Debt

Gevo Loan Agreement. In August 2010, concurrent with the execution of the agreement to acquire Agri-Energy, Gevo, Inc. entered into the Gevo Loan Agreement with TriplePoint (the “Gevo Loan Agreement”), pursuant to which we borrowed $5.0 million. Under the terms of each of (i) the Gevo Loan Agreement and (ii) Gevo, Inc.’s guarantee of Agri-Energy’s obligations under the Original Agri-Energy Loan Agreement (as defined below), we are prohibited from granting a security interest in our intellectual property assets to any other entity until both TriplePoint loans are paid in full. In July 2012, we used $5.4 million of the proceeds from the Convertible Note offering that was completed in July 2012 to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

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

On October 20, 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement (the “October 2011 Loan”). The October 2011 Loan matures on October 31, 2015. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement (the “January 2012 Loan”), bringing the total borrowed under the New Loan to $15.0 million. The January 2012 Loan matures on December 31, 2015. At September 30, 2013, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.

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

As of September 30, 2013, we have made $15.9 million in principal payments due under the foregoing loan agreements with TriplePoint, including $5.4 million which was repaid upon the closing of the Convertible Notes offering on July 5, 2012. Payments of outstanding principal under our loan agreements with TriplePoint began during the third quarter of 2012.

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

These amendments, among other things: (i) permitted the issuance of the Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permit Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) added as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) added a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at September 30, 2013 (in thousands).

	Less than 1 year	1- 3 years	4 – 5 years	5+ Years	Total
Principal debt payments (1)	$11,142	$7,741	$—	$26,900	$45,783
Interest payments on debt (2)	3,433	4,456	4,035	8,070	19,994
Operating leases (3)	1,563	3,036	2,123	803	7,525
Software license agreement (4)	153	319	—	—	472
Base fee due to South Hampton Resources, Inc. (5)	550	—	—	—	550
Total	$16,841	$15,552	$6,158	$35,773	$74,324

(1)	Principal debt payments include amounts due to TriplePoint under the Amended Agri-Energy Loan Agreement, as amended, and $26.9 million of principal associated with our Convertible Notes.
(2)	Represents interest payments due to TriplePoint under the Amended Agri-Energy Loan Agreement, as amended, and to holders of the Convertible Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	Represents amounts due under a software license agreement with a five year term.
(5)

In accordance with our pilot plant processing agreement with South Hampton Resources, Inc. we are obligated to pay a fixed monthly facility fee during the term of the agreement which ends in September 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three and nine months ended September 30, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rates and commodity prices as of December 31, 2012, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Interim Chief Financial Officer. Based on that evaluation, our management, including our Chief Executive Officer and our Interim Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2011, we filed an answer to the Amended Complaint in which it asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375 (the “’375 Patent”), entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376 (the “’376 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The counterclaims sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims were set for trial in August 2013.  On July 26, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment of Gevo’s counterclaims involving the ’375 and ’376 Patents. Both parties had asked the court to resolve certain issues regarding the ’375 and ’376 Patents without a trial by seeking summary judgment from the court. Butamax had filed motions seeking summary judgment that it did not infringe such patents and the court granted Butamax’s motions on this issue. Butamax had also moved for summary judgment of invalidity on both patents.  The court granted Butamax’s motion of invalidity on the ’375 Patent, but denied Butamax’s motion of invalidity on the ’376 Patent.  On August 8, 2013, an order was issued by the U.S. District Court of Delaware which entered a final judgment of non-infringement in favor of Butamax and DuPont with respect to the claims of the ’375 and ’376 Patents.  The August 8, 2013 order also entered a final judgment of invalidity in favor of Butamax and DuPont with respect to the claims of the ’375 Patent.  In addition, it was further ordered that the Butamax and DuPont claims and counterclaims relating to the unenforceability of the ’375 Patent, and the invalidity and/or unenforceability of the ’376 Patent, would be dismissed without prejudice, and that the Butamax and DuPont claims for exceptional case, attorney’s fees and/or costs would be preserved for later presentation to the Court.  As a result of the August 8, 2013 order, a trial did not occur on August 12, 2013 as previously scheduled.

On September 22, 2011, Butamax filed a motion for preliminary injunction with respect to the alleged infringement by us of one or more claims made in the ’889 Patent.

On January 24, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “’808 Patent”) entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ’808 Patent claims methods to produce a C3-C6 alcohol—for example, isobutanol—through fermentation and to recover that alcohol from the fermentation medium. We sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On May 8, 2013, we stipulated and agreed to dismiss without prejudice the ’808 Patent suit against Butamax, DuPont, or their affiliates, with each side bearing its own costs and fees in the action. Gevo and Butamax further stipulated and agreed that we shall not re-assert the ’808 Patent against Butamax, DuPont, or their affiliates until a final Certificate of Reexamination is received from the USPTO in Inter Partes Reexamination Control No. 95/000,666.

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

On July 31, 2012, we filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “’089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On December 17, 2012, this case was transferred to the United States District Court for the District of Delaware as Case No. 1:12-cv-01724-SLR. On February 19, 2013, BP p.l.c. filed a motion seeking to dismiss our complaint for failure to state a claim against it. On March 8, 2013, we filed a response in opposition to BP p.l.c.’s motion. On March 18, 2013, BP p.l.c. filed its reply brief, and the issue was submitted to the court for decision.  On July 8, 2013, the court granted BP p.l.c.’s motion.  Despite the court’s decision, Butamax, DuPont, BP Corporation North America Inc. and BP Biofuels North America LLC remain defendants in the suit.

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

On September 25, 2012, we filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:12-cv-01202-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “’565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against us, as Case No. 1:12-cv-01201-SLR, seeking a judicial determination that the ’565 Patent is invalid and that Butamax and DuPont do not infringe it. On August 9, 2013, Case Nos. 1:12-cv-01202-SLR and 1:12-cv-01201-SLR were closed following a voluntary stipulation of dismissal filed by both parties.

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

On February 13, 2013, coordinated discovery was ordered for Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01201-SLR, 1:12-cv-01202-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR. Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR are currently set for trial in August 2015.

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

On April 19, 2013, Butamax filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the District Court of Delaware’s Memorandum and Order of March 19, 2013, and the District Court of Delaware’s Amended Final Judgment of April 10, 2013.  Oral arguments for the Butamax appeal will be heard by the U.S. Court of Appeals for the Federal Circuit on November 7, 2013.

Due to the nature and stage of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The hearing date for Butamax’s appeal to the U.S. Court of Appeals for the Federal Circuit has been scheduled for November 7, 2013. The next District Court trial for the Butamax litigation is currently scheduled for July 2014 and additional trials are currently scheduled for August 2015.  We expect to continue to incur significant costs related to our involvement in the foregoing legal proceedings

Item 1A. Risk Factors.

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

We have incurred net losses since our inception, including losses of $60.7 million, $48.2 million, $40.1 million, $15.9 million and $49.5 million during the years ended December 31, 2012, 2011 and 2010 and the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, we had an accumulated deficit of $244.8 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues from the sale of isobutanol and related products have been limited. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial start-up operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. Similarly, we may derive revenue from the sale of ethanol and related products during periods in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production and sale of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production. Additionally, we have generated limited revenue from the sale of products such as alcohol-to-jet (“ATJ”) fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the U.S. Air Force and other branches of the United States military. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol at the Agri-Energy Facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements or our ATJ supply contracts are cancelled or we are unable to produce suitable ATJ material, our revenues could be adversely affected.

Furthermore, we expect to spend significant amounts on further development of our technology and the commercial implementation of our technology. We also expect to spend significant amounts acquiring and deploying additional equipment to attain final product specifications that may be required by future customers, acquiring or otherwise gaining access to additional ethanol plants and Retrofitting them for isobutanol production, on marketing, general and administrative expenses associated with our planned growth and on management of operations as a public company. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

In particular, over time, the costs of our litigation with Butamax have been and may continue to be significant. Furthermore, over time, costs related to defending the validity of our issued patents and challenging the validity of the patents of others at the U.S. Patent and Trademark Office (“USPTO”) have also been and may continue to be significant. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during the foreseeable future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

Since our inception, significant portions of our resources have been dedicated to research and development, as well as demonstrating the effectiveness of our technology, including through the retrofit of the Agri-Energy Facility. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our technologies, developing future markets for our isobutanol and accessing and Retrofitting facilities necessary for the production of isobutanol on a commercial scale. These expenditures will include costs associated with research and development, accessing existing ethanol plants, Retrofitting or otherwise modifying the plants (including the Redfield Facility) to produce isobutanol, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the isobutanol we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

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

Our future capital requirements will depend on many factors, including:

•	the timing of, and costs involved in developing and optimizing our technologies for full-scale commercial production of isobutanol;

•	the timing of, and costs involved in accessing existing ethanol plants;

•	the timing of, and costs involved in Retrofitting the plants we access with our technologies;

•	the costs involved in establishing enhanced yeast seed trains;

•	the costs involved in acquiring and deploying additional equipment to attain final product specifications that may be required by future customers;

•	the cost of operating, maintaining and increasing production capacity of the Retrofitted plants;

•	our ability to negotiate agreements supplying suitable biomass to our plants, and the timing and terms of those agreements;

•	the timing of, and the costs involved in developing adequate storage facilities for the isobutanol we produce;

•	our ability to gain market acceptance for isobutanol as a specialty chemical, gasoline blendstock and as a raw material for the production of hydrocarbons;

•	our ability to negotiate supply agreements for the isobutanol we produce, and the timing and terms of those agreements, including terms related to sales price;

•

our ability to negotiate sales of our isobutanol for full-scale production of butenes and other industrially useful chemicals and fuels, and the timing and terms of those sales, including terms related to sales price;

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

In September 2010, we acquired ownership of an ethanol production facility, the Agri-Energy Facility in Luverne, Minnesota. We have substantially completed the retrofit of the Agri-Energy Facility and in June 2013, we resumed the limited production of isobutanol at the Agri-Energy Facility operating one fermenter and one GIFT® separation system in single production train mode using a dextrose (sugar) feedstock. In August 2013, we expanded production at the Agri-Energy Facility to dual production train mode by adding a second fermenter and second GIFT® system. Based on the results of these initial production runs, in October 2013 we commissioned the Agri-Energy Facility on corn mash for fully integrated production. We plan to continue producing isobutanol throughout the remainder of 2013 with the objective of testing production run rates and then further ramping up production toward nameplate capacity in 2014.  Cost overruns or other unexpected difficulties related to transitioning to sugars obtained from corn mash, increasing production levels at this facility to nameplate capacity and achieving our target customers' product specifications could cause the final retrofit to cost more than we anticipate which could further increase our need for funding. For instance, we intend to acquire and install a product purification column as a finishing step in the production of our isobutanol at the Agri-Energy Facility which we believe will allow us to achieve our target customers’ product specifications without continuing to rely on third-party contract tolling providers. Such funds may not be available when we need them, on terms that are acceptable to us or at all. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Agri-Energy Facility and achieve full-scale commercial production at this facility may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

We have a Joint Venture Agreement with Redfield to Retrofit the Redfield Facility, and our production of isobutanol at the Redfield Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In June 2011, we acquired access to the 50 MGPY Redfield Facility, pursuant to our joint venture with Redfield. We intend to Retrofit this facility to produce isobutanol, and will need access to additional capital in order to commence the Retrofit. Although we will be able to apply learning from our retrofit of the Agri-Energy Facility, no two ethanol facilities are exactly alike, and each Retrofit will require individualized engineering and design work. Cost overruns or other unexpected difficulties unique to the Redfield Facility could cause the Retrofit to cost more than we anticipate which could further increase our need for funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our full-scale commercial production of isobutanol at this facility. If additional funding is not available to us, or not available on terms acceptable to us, our ability to complete the Retrofit of the Redfield Facility, which is not yet underway, or acquire access to or Retrofit additional ethanol plants may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, such as if Butamax is successful in its lawsuits alleging that we are infringing its patents for the production of isobutanol using certain microbial host cells.

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending ourselves against lawsuits filed by Butamax alleging that we have infringed eight patents, including five patents covering certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells, a patent covering a modified Pseudomonas KARI enzyme, a patent covering a modified E. coli KARI enzyme, and a patent covering the use of L. lactis and S. mutans dihydroxy acid dehydratase enzymes in yeast. The litigation with Butamax is dynamic. We have filed complaints alleging infringement of certain of our patents by Butamax and we anticipate that additional patents involving the isobutanol production process that are issued to Butamax, its members or us will be involved in litigation. The hearing date for Butamax’s appeal to the U.S. Court of Appeals for the Federal Circuit has been scheduled for November 7, 2013. The next District Court trial for the Butamax litigation is currently scheduled for July 2014 and additional trials are currently scheduled for August 2015. Also, on April 19, 2013 Butamax filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the District Court of Delaware’s Memorandum and Order of March 19, 2013, and the District Court of Delaware’s Amended Final Judgment of April 10, 2013. On January 14, 2011, Butamax filed a complaint in the United States District Court for the District of Delaware, as Case No. 1:11-cv-00054-SLR, alleging that we were infringing one or more claims made in the ’188 Patent, entitled

“Fermentive Production of Four Carbon Alcohols.” On March 20, 2013, the U.S. District Court for the District of Delaware held the final pre-trial hearing leading up to the trial on the ’188 Patent and U.S. Patent No. 7,993,889 scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that Gevo does not infringe such patents under the court’s construction of a key claim term in such patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the court’s construction. In view of this stipulation and the court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, on April 10, 2013 a judgment of no infringement was entered in favor of Gevo.  The hearing date for Butamax’s appeal to the U.S. Court of Appeals for the Federal Circuit has been scheduled for November 7, 2013.

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

•	pay attorneys’ fees and expenses; or

•	pay damages, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights.

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

In May 2012, we announced that we had commenced initial start-up operations for the retrofit of the Agri-Energy Facility to isobutanol production. In September 2012, as a result of a lower than planned production rate of isobutanol and some microbial contamination in our plant, we made the strategic decision to pause isobutanol production at the Agri-Energy Facility for a period of time to focus on optimizing specific parts of our technology to further enhance isobutanol production rates as well as controlling and managing contamination. During the period from November 2012 to June 2013, we developed and implemented changes that we believe will allow us to manage the contamination issues that significantly contributed to the lower than planned isobutanol production rates observed in the initial startup production period by changing the fermentation conditions and related operating parameters, making equipment modifications to improve sterility, and, most importantly, improving the operating procedures we use at the plant. As of result of these efforts, in June 2013 we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in single production train mode using a dextrose (sugar) feedstock. In August 2013, we expanded production at the Agri-Energy Facility to dual production train mode by adding a second fermenter and second GIFT® system. Based on the results of these initial production runs, in October 2013 we commissioned the Agri-Energy Facility on corn mash for fully integrated production. We plan to continue producing isobutanol throughout the remainder of 2013 with the objective of testing production run rates and then further ramping up production toward nameplate capacity in 2014. We may encounter further production challenges, including, but not limited to, being unable to manage plant contamination, and we may need to add additional processing steps or incur additional capital expenditures to achieve our target customers’ product specifications. Any such production challenges may prevent us from producing significant quantities of isobutanol or may significantly increase our cost to produce isobutanol, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our Retrofits, including the retrofit of the Agri-Energy Facility, will include additional equipment that we believe will allow us to switch between ethanol and isobutanol production but we cannot guarantee that we will be successful in switching between isobutanol and ethanol production in a timely or efficient manner at these facilities.

While we have designed the retrofit of the Agri-Energy Facility to allow the capability to switch between isobutanol and ethanol production, which may, subject to regulatory factors and depending on market conditions, mitigate certain significant risks associated with start-up operations for isobutanol production, there can be no assurance that we will be able to revert to ethanol production or that it will make sense, based on the then-current economic conditions for the production of ethanol, to do so. Even if we are able to revert to ethanol production, the facility may produce ethanol less efficiently or in lower volumes than it did prior to the retrofit and such ethanol production may not generate positive economic returns. If we are unable to produce isobutanol at the volumes, rates and costs that we expect and are unable to revert to ethanol production at full capacity, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

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

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced commercial volumes of isobutanol at nameplate production levels. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the demonstration facility and at the Agri-Energy Facility, such production was not at full nameplate capacity.  Our 2013 startup runs were focused on producing isobutanol from dextrose (sugar) and challenges remain in achieving substantial production volumes with other sugars, including sugars obtained from corn mash. The risk of contamination and other problems rise as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

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

Our strategy currently includes accessing and Retrofitting, either independently or with potential development partners or licensees, existing ethanol facilities for the production of large quantities of isobutanol for commercial distribution and sale. In addition to the Agri-Energy Facility, we have acquired access to the 50 MGPY Redfield Facility pursuant to our joint venture with Redfield. However, we may not find future development partners with whom we can implement this growth strategy, and we may not be able to identify facilities suitable for joint venture, acquisition, lease or license.

Even if we successfully identify a facility suitable for efficient Retrofitting, we may not be able to acquire access to such facility in a timely manner, if at all. The owners of the ethanol facility may reach an agreement with another party, refuse to consider a joint venture, acquisition, lease or license, or demand more or different consideration than we are willing to provide. In particular, if the profitability of ethanol production increases, plant owners may be less likely to consider modifying their production, and thus may be less willing to negotiate with us or agree to allow us to Retrofit their facilities for isobutanol production. We may also find that it is necessary to offer special terms, incentives and/or rebates to owners of ethanol facilities that allow us to access and Retrofit their facilities while our production technology is being proven on a commercial scale. Even if the owners of a facility are interested in reaching an agreement that grants us access to the plant, negotiations may take longer or cost more than we expect, and we may never achieve a final agreement. Further, we may not be able to raise capital on acceptable terms, or at all, to finance our joint venture, acquisition, participation or lease of facilities.

Even if we are able to access and Retrofit several facilities, we may fail to access enough capacity to be commercially viable or meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to pay certain shortfall fees if we are not able to supply Sasol with certain minimum quantities of product. We may also be required to repay funds received from Toray Industries if we are not able to produce and deliver a minimum quantity of bio-PX by April 30, 2014. Failure to acquire access to sufficient capacity in a timely manner and on favorable terms may slow or stop our commercialization process, which could have a material adverse effect on our business, financial condition and results of operations.

Once we acquire access to ethanol facilities, we may be unable to successfully Retrofit them to produce isobutanol, or we may not be able to Retrofit them in a timely and cost-effective manner.

For each ethanol production facility to which we acquire access, we will be required to obtain numerous regulatory approvals and permits to Retrofit and operate the facility. In the U.S., these include such items as a modification to the air permit, fuel registration with the Environmental Protection Agency (“EPA”), ethanol excise tax registration and others. These requirements may not be satisfied in a timely manner, or at all. Later-enacted federal and state governmental requirements may also substantially increase our costs or delay or prevent the completion of a Retrofit, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our Retrofit design to convert existing ethanol capacity to produce isobutanol was developed in cooperation with ICM and is based on ICM technology. There is no guarantee that this Retrofit design will be compatible with existing ethanol facilities that do not utilize ICM technology. Before we can Retrofit such facilities, we may need to modify them to be compatible with our Retrofit design. This may require significant additional expenditure of time and money, and there is no guarantee such modification will be successful.

Furthermore, the Retrofit of acquired facilities will be subject to the risks inherent in the build-out of any manufacturing facility, including risks of delays and cost overruns as a result of factors that may be out of our control, such as delays in the delivery of equipment and subsystems or the failure of such equipment to perform as expected once delivered. In addition, we will depend on third-party relationships in expanding our isobutanol production capacity and such third parties may not fulfill their obligations to us under our arrangements with them. Delays, cost overruns or failures in the Retrofit process will slow our commercial production of isobutanol and harm our performance.

Though our retrofit design for the Agri-Energy Facility includes the capability to switch between isobutanol and ethanol production, we may be unable to successfully revert to ethanol production, or the facility may produce ethanol less efficiently or in lower volumes than it did before the retrofit. In addition, we may be unable to secure the necessary regulatory approvals and permits to switch between isobutanol and ethanol production in a timely manner, or at all. Thus, if we fail to achieve commercial levels of isobutanol production at a Retrofitted facility, we may be unable to rely on ethanol production as an alternative revenue source, which could have a material adverse effect on our prospects.

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

Even if we secure access to sufficient volumes of feedstock, the facilities we Retrofit for isobutanol production may fail to perform as expected. The equipment and subsystems installed during the Retrofit may never operate as planned. Our systems may prove incompatible with the original facility, or require additional modification after installation. Our biocatalyst may perform less efficiently than it did in testing, if at all. Contamination of plant equipment may require us to replace our biocatalyst more often than expected, require unplanned installation or replacement of equipment, or cause our fermentation process to yield undesired or harmful by-products. Likewise, our feedstock may contain contaminants like wild yeast, which naturally ferments feedstock into ethanol. The presence of contaminants, such as wild yeast, in our feedstock could reduce the purity of the isobutanol that we produce and require us to invest in more costly isobutanol separation processes or equipment. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may prove prohibitive. Any or all of these risks could prevent us from achieving the production throughput and yields necessary to achieve our target annualized production run rates and/or to meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to pay certain shortfall fees if we are not able to supply Sasol with certain minimum quantities of product. We may also be required to repay funds received from Toray Industries if we are not able to produce and deliver a minimum quantity of bio-PX by April 30, 2014. Failure to achieve these rates or meet these minimum requirements, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.

We may be unable to produce isobutanol in accordance with customer specifications.

Even if we produce isobutanol at our targeted rates, we may be unable to produce isobutanol that meets customer specifications. We may need to add additional processing steps or incur capital expenditures in order to meet customer specifications which could add significant costs to our production process. For example, at the Agri-Energy Facility we intend to acquire and install a product purification column, which we believe will allow us to achieve our target customers’ product specifications without continuing to rely on third-party contract tolling providers. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to meet defined high-purity isobutanol product standards. A failure to successfully meet the specifications of our potential customers could decrease demand, and significantly hinder market adoption of our products.

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

While we have demonstrated the ability to produce isobutanol under the demonstration plant operating conditions and under commercial scale operating conditions at the Agri-Energy Facility, and we have succeeded in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield in laboratory tests, we have not yet accomplished these performance targets in a commercial plant environment. Our efforts to address lower than expected production rates at the Agri-Energy Facility during our initial startup operations resulted in our decision to temporarily pause isobutanol production at the facility in September 2012.

In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in single production train mode at the Agri-Energy Facility using a dextrose (sugar) feedstock. In August 2013, we expanded production at the Agri-Energy Facility to dual production train mode by adding a second fermenter and second GIFT® system. Based on the results of these initial production runs, in October 2013 we commissioned the Agri-Energy Facility on corn mash for fully integrated production. We plan to continue producing isobutanol throughout the remainder of 2013 with the objective of testing production run rates and then further ramping up production toward nameplate capacity in 2014.The process of increasing production to nameplate production levels using sugars obtained from corn mash, if it succeeds, may take longer or cost more than expected.  Our yeast biocatalyst may not be able to meet the commercial performance targets at nameplate production capacity using sugars obtained from corn mash in a timely manner, or ever. In addition, the risk of contamination and other problems may increase as we seek to ramp up our production capacity, which could negatively impact our cost of production. If we encounter difficulties in optimizing our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We may have difficulties gaining market acceptance and successfully marketing our isobutanol to customers, including chemical producers, fuel distributors and refiners.

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

We also intend to market our isobutanol to chemical producers for use in making various chemicals such as isobutylene, a type of butene that can be produced through the dehydration of isobutanol. Although a significant market currently exists for isobutylene produced from petroleum, which is widely used in the production of plastics, specialty chemicals, alkylate for gasoline blending and high octane aviation gasoline, no one has successfully created isobutylene on a commercial scale from bio-isobutanol. Therefore, to gain market acceptance and successfully market our isobutanol to chemical producers, we must show that our isobutanol can be converted into isobutylene at a commercial scale. As no company currently dehydrates commercial volumes of isobutanol into isobutylene, we must demonstrate the large-scale feasibility of the process and reach agreements with companies that are willing to invest in the necessary dehydration infrastructure. Failure to reach favorable agreements with these companies, or the inability of their plants to convert isobutanol into isobutylene at sufficient scale, will slow our development in the chemicals market and could significantly affect our profitability.

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

No market currently exists for isobutanol as a fuel or as a gasoline blendstock. Therefore, to gain market acceptance and successfully market our isobutanol to fuels distributors and refiners, we must effectively demonstrate the commercial advantages of using isobutanol over other biofuels and blendstocks, as well as our ability to produce isobutanol reliably on a commercial scale at a sufficiently low cost. We must show that isobutanol is compatible with existing infrastructure and does not damage pipes, engines, storage facilities or pumps. We must also overcome marketing and lobbying efforts by producers of other biofuels and blendstocks, including ethanol, many of whom may have greater resources than we do. If the markets for isobutanol as a fuel or as a gasoline blendstock do not develop as we currently anticipate, or if we are unable to penetrate these markets successfully, our revenue and revenue growth rate, if any, could be materially and adversely affected.

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

Large-scale commercialization of our isobutanol may require approvals from state and federal agencies. Before we can sell isobutanol as a fuel or as a gasoline blendstock directly to large petroleum refiners, we must receive EPA fuel certification. We have filed U.S. EPA Part 79 registration to move our small business registration to a full registration (including Tier 1 EPA testing), and the approval process may require significant time. Approval can be delayed for years, and there is no guarantee of receiving it. Additionally, California requires that fuels meet both its fuel certification requirements and a separate state low-carbon fuel standard. Any delay in receiving approval will slow or prevent the commercialization of our isobutanol for fuel markets, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, to Retrofit or otherwise modify ethanol facilities and operate the Retrofitted and modified plants to produce isobutanol, we will need to obtain and comply with a number of permit requirements. As a condition to granting necessary permits, regulators may make demands that could increase our Retrofit, modification or operations costs, and permit conditions could also restrict or limit the extent of our operations, which could delay or prevent our commercial production of isobutanol. We cannot guarantee that we will be able to meet all regulatory requirements or obtain and comply with all necessary permits to complete our planned ethanol plant Retrofits, and failure to satisfy these requirements in a timely manner, or at all, could have a substantial negative effect on our performance.

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

In addition to a limited number of definitive supply and distribution agreements, we have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including LANXESS, United Airlines, and TOTAL PETROCHEMICALS USA, Inc.  We may be unable to negotiate final terms with these or other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, as we have yet to produce or supply commercial volumes of isobutanol to any customer, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant Retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

Even if we are successful in consistently producing isobutanol on a commercial scale, we may not be successful in negotiating pricing terms sufficient to generate positive results from operations at the Agri-Energy Facility.

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. As a development stage company, we lack commercial operating experience, and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to negotiate pricing terms for the isobutanol we produce that generate positive results from the operations of the Agri-Energy Facility. Many of our potential customers may be more experienced in these matters than we are. We may fail to negotiate these agreements in a timely manner, which may force us to dedicate resources to sales in spot markets. If we become more dependent on spot market sales our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for our products.

Our isobutanol may encounter physical or regulatory issues, which could limit its usefulness as a gasoline blendstock.

In the gasoline blendstock market, isobutanol can be used in conjunction with, or as a substitute for, ethanol and other widely used fuel oxygenates, and we believe our isobutanol will be physically compatible with typical gasoline engines. However, there is a risk that under actual engine conditions, isobutanol will face significant limitations, making it unsuitable for use in high percentage gasoline blends. Additionally, current regulations limit gasoline blends to low percentages of isobutanol, and also limit combination isobutanol-ethanol blends. Government agencies may maintain or even increase the restrictions on isobutanol gasoline blends. As we believe that the potential to use isobutanol in higher percentage blends than is feasible for ethanol will be an important factor in successfully marketing isobutanol to refiners, a low blend wall could significantly limit commercialization of isobutanol as a gasoline blendstock.

Our isobutanol may be less compatible with existing refining and transportation infrastructure than we believe, which may hinder our ability to market our product on a large scale.

We developed our business model based on our belief that our isobutanol is fully compatible with existing refinery infrastructure. For example, when making isobutanol blends, we believe that gasoline refineries will be able to pump our isobutanol through their pipes and blend it in their existing facilities without damaging their equipment. If our isobutanol proves unsuitable for such handling, it will be more expensive for refiners to use our isobutanol than we anticipate, and they may be less willing to adopt it as a gasoline blendstock, forcing us to seek alternative purchasers.

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

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations are described elsewhere in this Report, our Annual Report and other reports that we have filed with the SEC. Accordingly, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

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

Unfavorable weather conditions led to a smaller than expected corn harvest across affected areas of the U.S. Midwest region in the fall of 2012. This, along with smaller corn carryover in the last two crop years and higher export demand for corn led to higher corn prices during 2012 and the first half of 2013 and increased corn price volatility. The price of ethanol during that time did not keep pace with rising corn prices which resulted in lower and, in some instances negative, operating margins in the ethanol industry. As a result, during the fourth quarter of 2012, our management determined that the production of ethanol at the Agri-Energy Facility would not produce a positive margin versus maintaining the Agri-Energy Facility at idle.   As a result, at December 31, 2012, we had an inventory of corn that was not being used while production at the Agri-Energy Facility remained paused. During 2013, we did not transition back to ethanol production because we were engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates. Accordingly, we opted to sell some of our corn inventory on hand to reduce corn inventory levels. Our sale of corn on the spot market subjects us to the risk that corn prices will be even higher when production at the facility permanently resumes and we need to reestablish our corn inventory levels. Our inability to rely on ethanol production as an alternative revenue source due to rising corn prices or otherwise could have a material adverse effect on our business, financial condition and results of operations.

Reductions or changes to existing regulations and policies may present technical, regulatory and economic barriers, all of which may significantly reduce demand for biofuels or our ability to supply isobutanol.

The market for biofuels is heavily influenced by foreign, federal, state and local government regulations and policies. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that required nearly 14 billion gallons of liquid transportation fuels sold in 2011 to come from alternative sources, including biofuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels as defined by the U.S. Congress. The U.S. EPA has set the renewable fuels volume requirement for 2013 at 16.55 billion gallons. In the U.S., and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause the demand for biofuels to decline and deter investment in the research and development of biofuels.  For example, the Energy and Commerce Committee of the U.S. House of Representatives has undertaken an assessment of the Renewable Fuel Standard (“RFS”) and has published five white papers on the subject during the current congressional period.  This type of legislative activity can create concern in the marketplace about the long-term sustainability of governmental policies.  The absence of tax credits, subsidies and other incentives in the U.S. and foreign markets for biofuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products, which would adversely affect our business.  The resulting market uncertainty regarding current and future standards and policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers.

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

Realizing the anticipated benefits of joint ventures, including projected increases to production capacity and additional revenue opportunities, involves a number of potential challenges. The failure to meet these challenges could seriously harm our financial condition and results of operations. Joint ventures are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs related to such arrangements, including:

•	difficulties negotiating joint venture agreements with favorable terms and establishing relevant performance metrics;

•	difficulties completing the Retrofits of the accessed facilities using our integrated fermentation technology;

•	the inability to meet applicable performance targets related to the production of isobutanol;

•	difficulties obtaining the permits and approvals required to produce and sell our products in different geographic areas;

•	complexities associated with managing the geographic separation of accessed facilities;

•	diversion of management attention from ongoing business concerns to matters related to the joint ventures;

•	difficulties maintaining effective relationships with personnel from different corporate cultures; and

•	the inability to generate sufficient revenue or to optimize operating costs to offset Retrofit costs.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of September 30, 2013, we exclusively licensed rights to 94 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 390 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only 26 of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

We may face substantial competition in the markets for isobutanol, polyester, rubber, plastics, fibers, other polymers and hydrocarbon fuels. Our competitors include companies in the incumbent petroleum-based industry as well as those in the nascent biorenewable industry. The incumbent petroleum-based industry benefits from a large established infrastructure, production capability and business relationships. The incumbents’ greater resources and financial strength provide significant competitive advantages that we may not be able to overcome in a timely manner. Academic and government institutions may also develop technologies which will compete with us in the chemicals, solvents and blendstock markets.

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

In the production of isobutanol, we face competition from Butamax. Additionally, a number of companies including Cathay Industrial Biotech, Ltd., Green Biologics Ltd., METabolic Explorer, S.A., Eastman Chemical Company (which acquired TetraVitae Bioscience, Inc. in November 2011) and Cobalt Technologies, Inc. are developing n-butanol production capability from a variety of renewable feedstocks.

In the polyester, rubber, plastics, fibers and other polymers markets, we face competition from incumbent petroleum-derived products, other renewable isobutanol producers and renewable n-butanol producers. Our competitive position versus the incumbent petroleum-derived products and other renewable butanol producers may not be favorable. Petroleum-derived products have dominated the market for many years and there is substantial existing infrastructure for production from petroleum sources, which may impede our ability to establish a position in these markets. Other isobutanol and n-butanol companies may develop technologies that prove more effective than our isobutanol production technology, or such companies may be more adept at marketing their production. Additionally, one small company in France, Global Bioenergies, S.A., is pursuing the production of isobutylene from renewable carbohydrates directly. Since conversion of isobutanol to butenes such as isobutylene is a key step in producing many polyester, rubber, plastics, fibers and other polymers from our isobutanol, this direct production of renewable isobutylene, if successful, could limit our opportunities in these markets.

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

In the production of other biofuels, key competitors include Shell Oil Company, BP, DuPont-Danisco Cellulosic Ethanol LLC, Abengoa Bioenergy, S.A., POET, LLC, ICM, Mascoma Corporation, Inbicon A/S, INEOS New Planet BioEnergy LLC, Coskata, Inc., Archer Daniels Midland Company, BlueFire Ethanol, Inc., KL Energy Corporation, ZeaChem Inc., Iogen Corporation, Qteros, Inc., AE Biofuels, Inc. and many smaller start-up companies. If these companies are successful in establishing low cost cellulosic ethanol or other fuel production, it could negatively impact the market for our isobutanol as a gasoline blendstock.

In the markets for the hydrocarbon fuels that we plan to produce from our isobutanol, we will face competition from the incumbent petroleum-based fuels industry. The incumbent petroleum-based fuels industry makes the vast majority of the world’s gasoline, jet and diesel fuels and blendstocks. It is a mature industry with a substantial base of infrastructure for the production and distribution of petroleum-derived products. The size, established infrastructure and significant resources of many companies in this industry may put us at a substantial competitive disadvantage and delay or prevent the establishment and growth of our business in the market for hydrocarbon fuels.

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

In the polyester, rubber, plastics, fibers and other polymers markets and the hydrocarbon fuels market, we expect to face vigorous competition from existing technologies. The companies we may compete with may have significantly greater access to resources, far more industry experience and/or more established sales and marketing networks. Additionally, since we do not plan to produce most of these products directly, we depend on the willingness of potential customers to purchase and convert our isobutanol into their products. These potential customers generally have well-developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may have a resistance to changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers that our isobutanol is comparable or superior to the alternatives that they currently use, we will not be successful in entering these markets and our business will be adversely affected.

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

We plan to enter into partnerships through which we will sell significant volumes of our isobutanol to partners who will convert it into useful hydrocarbons or use it as a fuel or as a gasoline blendstock. However, if any of these partners instead negotiate supply agreements with other buyers for the isobutanol they purchase from us, or sell it into the open market, they may become competitors of ours in the field of isobutanol sales. This could significantly reduce our profitability and hinder our ability to negotiate future supply agreements for our isobutanol, which could have an adverse effect on our performance.

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

The terms of the Amended Agri-Energy Loan Agreement and the Indenture may restrict our ability to engage in certain transactions and settlement of the Convertible Notes through early conversion could result in further dilution to our existing stockholders.

In August 2010, Gevo, Inc. entered into the Gevo Loan Agreement, pursuant to which Gevo, Inc. borrowed $5.0 million.  Also in August 2010, our wholly owned subsidiary, Gevo Development, borrowed $12.5 million to finance its acquisition of Agri-Energy pursuant to the Original Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. In October 2011, Agri-Energy borrowed a portion of the New Loan in the amount of $10.0 million under the Amended Agri-Energy Loan Agreement. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the Amended Agri-Energy Loan Agreement, bringing the total borrowed under the New Loan at September 30, 2013 to $15.0 million. Concurrently with the execution of the Amended Agri-Energy Loan Agreement, Gevo, Inc. entered into an amendment to the Gevo Security Agreement, which secures its guarantee of Agri-Energy’s obligations (including up to $32.5 million in term loans) under the Amended Agri-Energy Loan Agreement.  Pursuant to the terms of the Amended Agri-Energy Loan Agreement, we cannot engage in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of TriplePoint. If TriplePoint does not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan in full.

In June 2012, Gevo, Inc. entered into (i) the Security Agreement Amendment and (ii) the Gevo Loan Amendment. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri Energy Loan Agreement. These amendments, among other things: (a) permitted the issuance of the our Convertible Notes; (b) removed Agri-Energy’s and our options to elect additional interest-only periods upon the achievement of certain milestones; (c) permit Agri-Energy to make dividend payments and distributions to us for certain defined purposes related to the Convertible Notes; (d) added as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (e) added a negative covenant whereby we may not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (f) added a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment of all remaining outstanding obligations in full under the Amended Agri-Energy Loan Agreement. If we take any of the actions contemplated in the amendments, we could be forced to pay the outstanding balance of the loan in full. If holders of our Convertible Notes undertake their option to convert their notes after January 1, 2013 and before July 1, 2017, and we have amounts of principal outstanding to TriplePoint, any issuances of stock that we make in satisfaction of the Coupon Make-Whole Payments due to such note holders will cause dilution to our existing stockholders. As of September 30, 2013, we have issued 2,957,775 shares of our common stock in satisfaction of these Coupon Make-Whole Payments.

As of September 30, 2013, the aggregate outstanding principal and final payments under the Amended Agri-Energy Loan Agreement was approximately $18.9 million.

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

•

public attitudes regarding and potential changes to laws governing ownership of genetic material, which could harm our intellectual property rights with respect to our genetic material and discourage others from supporting, developing or commercializing our products, processes and technologies;

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. We may have experienced one or more ownership changes in prior years, and the issuance of shares in connection with our initial public offering may itself have triggered an ownership change. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change, as may future equity offerings or acquisitions that have equity as a component of the purchase price. If an ownership change has occurred or does occur in the future, our ability to utilize our net operating losses to offset income if we attain profitability may be limited. In addition, these loss carry-forwards expire at various times over the next 20 years. We believe that it is more likely than not that these carry-forwards will not result in any material future tax savings.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to evaluate and report on our internal control over financial reporting and have our principal executive officer and principal financial officer certify as to the accuracy and completeness of our financial reports. The process of maintaining our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of their inherent limitations, our internal controls over financial reporting may not prevent or detect fraud or misstatements. Failure to maintain required controls or implement new or additional controls as circumstances warrant, or difficulties encountered in maintaining or implementing controls, could harm our results of operations or cause us to fail to meet our reporting obligations.

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of September 30, 2013. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning Our Securities.

We incurred significant indebtedness when we sold the Convertible Notes and we may incur additional indebtedness in the future. The indebtedness created by the sale of the Convertible Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of September 30, 2013, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan was approximately $18.9 million. In addition, we incurred $45.0 million of senior indebtedness when we sold the Convertible Notes in July 2012, of which $26.9 million is outstanding as of September 30, 2013. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We cannot predict whether the price of our common stock or interest rates will rise or fall. A variety of factors may have a significant effect on our stock price, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash and cash equivalents;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our partners or our competitors;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;

•	our ability to consistently produce commercial quantities of isobutanol at the Agri-Energy Facility and ramp up production to nameplate capacity;

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	litigation involving us, our general industry or both;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in existing laws, regulations and policies applicable to our business and products, including the RFS2 program, and the adoption of or failure to adopt carbon emissions regulation;

•	announcements or expectations of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Stockholders as of September 30, 2013 who own more than 5% of our outstanding common stock, which consists of four stockholders, collectively own approximately 34% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.  Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

We may not have the ability to pay interest on the Convertible Notes or to repurchase or redeem the Convertible Notes.

The Convertible Notes, which have a principal balance of $26.9 million at September 30, 2013, bear interest at a rate of 7.5% per year, payable in cash semi-annually in arrears on January 1 and July 1 of each year, commencing in 2013. If a Fundamental Change occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay cash upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our current indebtedness with TriplePoint unless we are able to obtain TriplePoint’s consent prior to the taking of such action.

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

Future issuances of our common stock or instruments convertible into our common stock, including in connection with conversions of Convertible Notes, may materially and adversely affect the price of our common stock and the Convertible Notes and cause dilution to our existing stockholders.

If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes (which will be converted based upon a conversion rate that is subject to adjustment under certain circumstances) may dilute the ownership interests of existing stockholders, and any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. As of September 30, 2013, approximately $18.1 million in principal amount of our Convertible Notes have been converted in exchange for 3,179,608 shares of our common stock. The anticipated conversion of the remaining approximately $26.9 million in principal amount of Convertible Notes into shares of our common stock could depress the trading price of our common stock.

Holders of our Convertible Notes that elect to convert some or all of their Convertible Notes on or after January 1, 2013 and prior to July 1, 2017, will be entitled to receive a Coupon Make-Whole Payment for the Convertible Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the Coupon Make-Whole Payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Given that the agreements governing our secured indebtedness with TriplePoint prohibit us from paying, repurchasing or redeeming the Convertible Notes or making cash payments in respect of the Coupon Make-Whole Payment upon a conversion, we may be unable to make such payment in cash. As of September 30, 2013, we have issued 2,957,775 shares of our common stock in satisfaction of these Coupon Make-Whole Payments. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

Although the Convertible Notes are referred to as “senior notes,” the Convertible Notes are unsecured and are effectively subordinated to our secured indebtedness and effectively subordinated to all liabilities of our subsidiaries from time to time outstanding.

The Convertible Notes are obligations only of Gevo, Inc. and are not guaranteed by our subsidiaries or secured by any of our or their properties or assets. The Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and effectively subordinated to all existing and future liabilities of our subsidiaries, including trade payables. Our subsidiaries are separate legal entities and have no obligation to pay any amounts due pursuant to the Convertible Notes. Our subsidiaries conduct a significant amount of our business, and may incur significant liabilities in connection with such business. As of September 30, 2013, our subsidiaries had indebtedness and other obligations in the principal amount of approximately $18.9 million. These amounts of indebtedness structurally rank senior to the Convertible Notes.

In any liquidation, dissolution, bankruptcy or other similar proceeding, holders of our secured debt may assert rights against any assets securing such debt in order to receive full payment of the debt before those assets may be used to pay the holders of the Convertible Notes. In such an event, we may not have sufficient assets remaining to pay amounts due on any or all of the Convertible Notes. At September 30, 2013, on a consolidated basis, we had approximately $18.9 million in aggregate principal amount of secured indebtedness outstanding. In addition, our senior secured indebtedness to TriplePoint prohibits us from making payments on the Convertible Notes that are not regularly scheduled payments.

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

Holders of Convertible Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but holders of Convertible Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our amended and restated certificate of incorporation, as amended (our “Certificate of Incorporation”) or amended and restated bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to a holder’s conversion of its Convertible Notes, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock that result from such amendment.

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

The issuance of share-based payment awards under our stock incentive plan may cause dilution to our existing stockholders and may affect the market price of our common stock.

We have used, and in the future we may continue to use stock options, stock grants and other equity-based incentives, either pursuant to the 2010 Plan, or outside of the 2010 Plan, to provide motivation and compensation to our directors, officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price.

As of September 30, 2013, there were 3,172,213 million shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.  The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock.

As of September 30, 2013, we have 5,571,286 million shares of common stock reserved for issuance under our stock incentive plan and our employee stock purchase plan. These shares can be freely sold in the public market upon issuance and once vested.

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

We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our common stock and will diminish our available cash.

In January 2013, our board of directors approved a stock repurchase program for up to $15 million of our common stock over a one-year period. We expect to fund any repurchases under the stock repurchase program with cash and cash equivalents on hand. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or Retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

We are subject to anti-takeover provisions in our Certificate of Incorporation, and amended and restated bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.

Provisions in our Certificate of Incorporation and our amended and restated bylaws may delay or prevent an acquisition of the Company. Among other things, our Certificate of Incorporation and amended and restated bylaws provide for a board of directors that is divided into three classes with staggered three-year terms, provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our board of directors may call a special meeting of the stockholders. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire the Company may be considered beneficial by some stockholders.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our affiliates who held our common stock as of September 30, 2013 together control approximately 27% of our outstanding common stock, with a single stockholder, Khosla Ventures I, L.P. and its affiliates, controlling approximately 15% of our outstanding common stock. If these officers, directors and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Under the terms of our Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10 million, and (iii) no event of default has occurred and is continuing under the agreement. Agri-Energy is also permitted to make dividends and distributions to Gevo, Inc. for certain defined purposes related to the Convertible Notes. Accordingly, even if we decide to pay cash dividends in the future, we may not be able to access cash generated by Agri-Energy if amounts are then outstanding pursuant to the Amended Agri-Energy Loan Agreement. We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

We may not be able to comply with all applicable listing requirements or standards of the NASDAQ Global Market and NASDAQ could delist our common stock.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. There can be no assurances that we will be able to comply with applicable listing standards. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1

3.3	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10

4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7

4.9	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9

4.10	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1

4.11	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

101#

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Gevo, Inc.

By:	/s/ MICHAEL J. WILLIS
Michael J. Willis Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 5, 2013