Form 10-K
period 2013-12-31
Gevo, Inc.
filed 2014-04-15
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 28, 2013 was approximately $69.3 million. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of March 31, 2014 was 68,543,089.

DOCUMENTS INCORPORATED BY REFERENCE

None

GEVO, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2013

Forward-Looking Statements

When used anywhere in this Annual Report on Form 10-K (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such statements are subject to certain risks and uncertainties including those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions, and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and “Company” refer to Gevo, Inc. and its wholly owned and indirect subsidiaries.

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

—

product market volumes are provided solely to show the magnitude of the potential markets for isobutanol and the products derived from it. They are not intended to be projections of our actual isobutanol production or sales;

—	product market volume calculations for fuels markets are based on data available for the year 2011 (the most current data available from the IEA);
—	product market volume calculations for chemicals markets are based on data available for the year 2012 (the most current data available from Nexant); and
—	volume data with respect to target market sizes is derived from data included in various industry publications, surveys and forecasts generated by the EIA, the IEA and Nexant.

We have converted these market sizes into volumes of isobutanol as follows:

—	we calculated the size of the market for isobutanol as a gasoline blendstock and oxygenate by multiplying the world gasoline market volume by an estimated 12.5% by volume isobutanol blend ratio;
—	we calculated the size of the specialty chemicals markets by substituting volumes of isobutanol equivalent to the volume of products currently used to serve these markets;
—

we calculated the size of the petrochemicals and hydrocarbon fuels markets by calculating the amount of isobutanol that, if converted into the target products at theoretical yield, would be needed to fully serve these markets (in substitution for the volume of products currently used to serve these markets); and

—	for consistency in measurement, where necessary we converted all market sizes into gallons.

Conversion into gallons for the fuels markets is based upon fuel densities identified by Air BP Ltd. and the American Petroleum Institute.

PART I

Item 1.	Business.

Company Overview

We are a renewable chemicals and next generation biofuels company. Our strategy is to commercialize biobased alternatives to petroleum-based products to allow for the optimization of fermentation facilities’ assets, with the ultimate goal of maximizing cash flows from the operation of those assets.  Our underlying technology uses a combination of synthetic biology, metabolic and chemical engineering and chemistry. We intend to focus primarily on the production and sales of isobutanol and related products from renewable feedstocks. Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings or as a value-added gasoline blendstock. Isobutanol can also be converted into butenes using dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of hydrocarbon fuels, lubricants, polyester, rubber, plastics, fibers and other polymers. We believe that the products derived from isobutanol have potential applications in substantially all of the global hydrocarbon fuels market, representing a potential market for isobutanol of approximately 1,000 billion gallons per year (“BGPY”), and in approximately 40% of the global petrochemicals market, representing a potential market for isobutanol of approximately 70 BGPY. When combined with a potential specialty chemical market for isobutanol of approximately 1.2 BGPY, we believe that the potential global market for isobutanol is greater than 1,100 BGPY.

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

GIFT® is designed to permit (i) the retrofit of existing ethanol capacity to produce either isobutanol, ethanol or both products simultaneously, or (ii) the addition of renewable isobutanol or ethanol production capabilities to a facility’s existing ethanol production by adding additional fermentation capacity side-by-side with the facility’s existing ethanol fermentation capacity (collectively referred to as “Retrofit”). Having the flexibility to switch between the production of isobutanol and ethanol, or produce both products simultaneously, should allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. GIFT® is also designed to allow relatively low capital expenditure Retrofits of existing ethanol facilities, enabling a rapid route to isobutanol production from the fermentation of renewable feedstocks. We believe that our production route will be cost-efficient and will enable rapid deployment of our technology platform and allow our isobutanol and related renewable products to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

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

—

Isobutanol has direct applications as a specialty chemical. High-purity and chemical-grade isobutanol can be used as a solvent and chemical intermediate. We plan to produce high-purity and chemical-grade isobutanol that can be used in the existing butanol markets as a cost-effective, environmentally sensitive alternative to petroleum-based products.

—

We believe that our production route will be cost-efficient and will allow for significant expansion of the historical isobutanol markets within existing butanol markets through displacing n-butanol, a related compound to isobutanol that is currently sold into butanol markets.

—

We estimate the total addressable worldwide market for isobutanol as a specialty chemical to be approximately 1.2 BGPY, or approximately $7.0 billion annually, based on average 2012 ICIS isobutanol pricing.

Gasoline Blendstocks

—

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

—

Further, based on isobutanol’s high energy content and low water solubility, as well as testing completed by the National Marine Manufacturers Association (“NMMA”), the Outdoor Power Equipment Institute (“OPEI”) and Briggs & Stratton (“BASCO”), we believe that isobutanol has direct applications as a blendstock in high value specialty fuels markets serving marine, off-road vehicles, small engine and sports vehicle markets.

—	We estimate the total addressable worldwide market for isobutanol as a gasoline blendstock to be approximately 40 BGPY, or approximately $100 billion annually.

Butene and Hydrocarbon Markets

Beyond direct use as a specialty chemical and gasoline blendstock, isobutanol can be dehydrated to produce butenes which can then be converted into other products such as para-xylene, jet fuel and many other hydrocarbon fuels and specialty blendstocks, offering substantial potential for additional demand. The conversion of isobutanol into butenes is a fundamentally important process that enables isobutanol to be used as a building block chemical in multiple markets.

Jet Fuel

—

We have demonstrated the conversion of our isobutanol into a renewable jet fuel blendstock that meets current ASTM International (“ASTM”) and U.S. military synthetic jet fuel blendstock performance and purity requirements. We have successfully delivered to the U.S. Air Force, the U.S. Army and the U.S. Navy a combined total of approximately 42,000 gallons of jet fuel made from isobutanol. We are working to obtain an ASTM standard specification for the use of such jet fuel blendstock in commercial aviation. We have already presented positive test results from fit-for-purpose testing of our biojet fuel to ASTM’s ‘alcohol-to-jet’ (“ATJ”) task force. The full ASTM specification for our ATJ fuel is expected to be issued in 2015.

—	Military and commercial airlines are currently looking to form strategic alliances with biofuels companies to meet their renewable fuel needs.
—	We estimate the global market for jet fuel to be approximately 80 BGPY, or approximately $210 billion annually.

Para-xylene (“PX”) and Polyethylene Terephthalate (“PET”)

—	Isobutanol can be used to produce PX, polyester and their derivatives, which are used in the beverage, food packaging, textile and fibers markets. PX is a key raw material in PET production.
—

We estimate the global market for PET to be approximately 50 million metric tons per year, or approximately $100 billion annually, of which approximately 30% will be used for plastic bottles and containers. We have demonstrated the conversion of our isobutanol into renewable PX at the demonstration plant in Silsbee, TX.  This demonstration plant has been operational since September 2013 producing renewable PX.

Butenes

—

Traditionally butenes have been produced as co-products from the process of cracking naptha in the production of ethylene. Historically, lower natural gas prices and reported reductions in the use of naptha as the feedstock for the production of ethylene have resulted in a projected reduction in the volume of available butenes. This structural shift in feedstocks increases the potential market opportunity for our isobutanol in the production of butenes.

—	Chemical-grade isobutanol can be sold to isobutylene and n-butene (butenes) chemicals users for conversion into lubricants, methyl methacrylate and rubber applications.
—	We estimate the total addressable worldwide market for butenes to be approximately 2.1 BGPY, or approximately $6.7 billion annually.

Other Hydrocarbon Fuels

—

Diesel fuel, gasoline, isooctane, isooctene and bunker fuel may also be produced from our isobutanol. We have demonstrated the conversion of isobutanol to isooctane and renewable gasoline. We have also converted isobutanol to kerosene with properties that we expect may be fit for diesel blending applications.

Our Retrofit Strategy

We plan to commercialize our isobutanol through a strategy of Retrofitting existing ethanol production facilities to produce isobutanol and related renewable products and have developed our technology platform to be compatible with the existing approximately 23 BGPY of global operating ethanol production capacity.  We believe that our design will enable us to switch between the production of isobutanol and ethanol, or produce both products simultaneously, which will allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions.

The Retrofit approach allows us to project lower capital outlays and a faster commercial deployment schedule than the construction of new plants. We believe the ability of GIFT® to convert sugars from multiple renewable feedstocks into isobutanol will enable us to leverage the abundant domestic sources of historically low cost grain feedstocks (e.g., corn) currently used for ethanol production and will potentially enable the expansion of our production capacity into international markets that use sugar cane or other feedstocks that are prevalent outside of the U.S.

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

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy Facility”). The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses dry-milled corn as a feedstock. In partnership with ICM, we developed a detailed Retrofit design for this facility and began the Retrofit in 2011. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility which we believe will allow us to increase the production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, we decided to leverage the flexibility of our GIFT® technology and modify the Agri-Energy Facility which we believe will enable the simultaneous production of isobutanol and ethanol. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of the strong ethanol margins currently available in the marketplace.

Through December 31, 2013, we have incurred capital costs of approximately $65.7 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at this facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast strains at this facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol and capitalized interest.

Until May 2012, when we commenced startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the Retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. Our Retrofit strategy includes the ability to switch between the production of isobutanol and ethanol, or produce both products simultaneously, with an emphasis on maximizing cash flows at a site. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, in whole or in part, if we were to project positive cash flows from ethanol operations versus maintaining the facility at idle or producing isobutanol, including any costs related to the transition, but there is no guarantee that this will be the case. As a result, the historical operating results of our subsidiary, Agri-Energy, LLC (“Agri-Energy”), and the operating results reported during the Retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or Gevo’s consolidated results.  The future return on our invested capital depends on our ability to maximize cash flows from the Retrofit of the Agri-Energy Facility. Through the date this Report was filed, we have not transitioned back to ethanol production.

In June 2011, we entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), under which we have agreed to work with Redfield to Retrofit Redfield’s approximately 50 MGPY ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”) for the commercial production of isobutanol. We will be responsible for all costs associated with the Retrofit of the Redfield Facility. We will be entitled to a percentage of Redfield’s profits, losses and distributions after commercial production of isobutanol has begun. As of December 31, 2013, we have incurred $0.4 million in planning-related costs, such as project engineering and permitting costs, for the future Retrofit of the Redfield Facility. Based on our preliminary engineering estimates, we will need to raise additional debt or equity capital to Retrofit the Redfield Facility, but are not obligated to do so.

We are currently in discussions with several other ethanol plant owners that have expressed an interest in entering into joint ventures, licensing arrangements, tolling arrangements or selling their facilities to us for Retrofit. Collectively, these ethanol plant owners represent over 1.7 BGPY of ethanol capacity. However, there can be no assurance that we will be able to acquire access to ethanol plants from these owners. We have also entered into a non-binding collaborative agreement with the Malaysian government’s East Coast Economic Region Development Council, Malaysian Biotechnology Corporation and the State Government of Terengganu with the intent to develop a cellulosic biomass isobutanol facility in Southeast Asia.

We have also commenced a licensing strategy whereby a licensee would invest the capital for the Retrofit of its own ethanol plant. In return, Gevo, as the licensor, would expect to receive an up-front license fee and ongoing royalty payments from the project. In October 2013, Gevo signed a letter of intent with IGPC Ethanol Inc. to Retrofit their approximately 40 MGPY ethanol plant. In March 2014, Gevo signed a letter of intent with Porta Hnos S.A. to become the exclusive licensee of Gevo’s GIFT technology in Argentina.

Customer Agreements

We anticipate commencing a limited commercial scale campaign for the production of isobutanol in 2014 at our Agri-Energy Facility to demonstrate commercial scale capacity and sell resulting product.  We expect initial commercial production to be directed to serve the high-purity and chemical-grade markets, to provide introductory volumes to the specialty fuel blendstock markets in the U.S. and to be further processed at a demonstration plant near Houston, Texas, to fulfill contracts for various hydrocarbons applications such as ATJ and PX. Upon commencing commercial isobutanol production, we intend to produce and sell isobutanol distiller’s grains (“iDGs™”) as an animal feed co-product in the same manner as distiller’s grains are sold in the ethanol industry today.

As of December 31, 2013, we have entered into the following agreements:

Off-take Agreements

—

Sasol Chemical Industries. In July 2011, we entered into an international off-take and distribution agreement with Sasol Chemical Industries, acting through its Sasol Solvents Division (“Sasol”) to distribute isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a worldwide distributor of our high-purity, chemical-grade biobased isobutanol for sale as a solvent or chemical intermediate. Sasol has been granted non-exclusive distribution rights in North and South America and exclusive distribution rights in the rest of the world. Upon our first commercial sale of isobutanol under the terms of the agreement, if Sasol desires to maintain its exclusive distribution rights, it is obligated to either purchase certain minimum quantities of isobutanol or pay us applicable shortfall fees. We are also obligated to either supply Sasol with certain minimum quantities of isobutanol or pay Sasol applicable shortfall fees. The agreement includes a pricing mechanism that accounts for changes in corn feedstock costs, within certain market-based limits.

—

Mansfield Oil Company. In August 2011, we entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”) to distribute isobutanol-based fuel into the petroleum market. Mansfield markets and distributes fuel to thousands of commercial customers across the U.S. and has over 900 supply points across the U.S. The agreement allows Mansfield to blend our isobutanol for its own use and to be a distributor of our isobutanol for a term of five years. We also entered into a three-year supply services agreement with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. Substantially all ethanol sold by Agri-Energy since its acquisition in September 2010 was sold to C&N pursuant to a separate ethanol purchase and marketing agreement.

—

Land O’Lakes Purina Feed LLC. In December 2011, we entered into a commercial off-take and marketing agreement with Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”) for the sale of iDGs™ produced by the Agri-Energy Facility. Land O’ Lakes Purina Feed provides farmers and ranchers with an extensive line of agricultural supplies (feed, seed, and crop protection products) and services. Pursuant to the agreement, Land O’Lakes Purina Feed will be the exclusive marketer of our iDGs™ and modified wet distiller’s grains for the animal feed market. The agreement has an initial three-year term following the first commercial sales of iDGs™ with automatic one-year renewals thereafter unless terminated by one of the parties. Further, we plan to work with Land O’Lakes Purina Feed to explore opportunities to upgrade the iDGs™ for special value-added applications in feed markets.

Supply and Commercialization Agreements

—

U.S. Military. In September 2011, we were awarded a contract by the Defense Logistics Agency (the “DLA”), to supply ATJ to the U.S. Air Force.  The DLA sources and provides nearly 100% of the consumable items the U.S. military needs to operate. Under the contract, we provided the U.S. Air Force with 11,000 gallons of ATJ which was used to support engine testing and a demonstration flight in an A-10 aircraft. The term of the agreement was through December 30, 2012.  The demonstration flight was successfully completed in June 2012. The ATJ was produced from isobutanol at a hydrocarbon processing demonstration plant near Houston, Texas, in partnership with South Hampton Resources, Inc. (“South Hampton”). In September 2012, we were awarded an additional contract for the procurement of up to 45,000 gallons of ATJ.  In March 2013, the Company entered into a contract with the DLA to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons.   In September 2013, the Company entered into a contract with the DLA to supply the U.S. Navy with 20,000 gallons of biojet fuel. In December 2013, the Company entered into a contract with the DLA to supply the U.S. Navy with an additional 10,000 gallons of biojet fuel.

—

Toray Industries. In June 2011, we announced that we had successfully produced fully renewable and recyclable PET in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make PX from isobutanol. Toray Industries used our bio-para-xylene (“bio-PX”) and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, we entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we used for the design and construction of a demonstration plant. We anticipate producing bio-PX at the demonstration plant which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. In the event we are unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by April 30, 2014, we will be required to refund the $1.0 million by May 31, 2014.  We anticipate shipment of bio-PX from our plant in April 2014.

—

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

These agreements demonstrate the demand for isobutanol from the Agri-Energy Facility. However, certain of the commitments that we have received are non-binding and there can be no assurance that we will be able to negotiate final terms with these or other companies in a timely manner, or at all, or attract customers based on our arrangements with the petrochemical companies and large brand owners discussed above.

Competitive Strengths

Our competitive strengths include:

—

Renewable platform molecule to serve multiple large drop-in markets. We believe that our isobutanol will readily substitute for petroleum-based isobutanol and a portion of the petroleum-based n-butanol in use in the specialty chemicals market which exists today. We believe isobutanol can be readily blended with gasoline in existing infrastructure to serve the need for biofuels blending demanded by the U.S. Environmental Protection Agency (the “EPA”) for fuel manufacturers. We also believe that the butenes produced from our isobutanol will have potential applications in substantially all of the global hydrocarbon fuels market and will serve as renewable alternatives in the production of polyester, rubber, plastics, fibers and other polymers, which comprise approximately 40% of the global petrochemicals market.

—

Proprietary, low cost technology with global applications. We believe that GIFT® is capable of producing isobutanol cost-effectively from renewable carbohydrate sources, which we expect will enable the economic production of hydrocarbon derivatives of isobutanol. Our biocatalysts have demonstrated a product yield on sugar of approximately 94% of theoretical maximum by weight, which is close to the maximum actual yield attainable from fermentable sugars. Collectively, we believe that these attributes, coupled with our ability to leverage the existing ethanol production infrastructure, will create relatively low capital cost routes to renewable isobutanol production which will enable our isobutanol to be economically competitive with many of the petroleum-derived products used in the chemicals and fuels markets today. Additionally, GIFT® is designed to enable the economic production of isobutanol and other alcohols from multiple renewable feedstocks, which will allow our technology to be deployed worldwide.

—

Capital-light commercial deployment strategy optimized for existing infrastructure.  GIFT® allows us to leverage the existing approximately 23 BGPY of global operating ethanol production capacity and our Retrofit strategy supports a relatively low capital cost route to isobutanol production. Using a factored estimate based on the detailed design of the Agri-Energy Facility in combination with our learning from the Retrofit of that facility, we estimate base Retrofit costs to convert an existing grain ethanol plant’s production capacity to isobutanol production capacity will be approximately $1.00 per gallon of existing annual ethanol capacity.  This projection translates to approximately $50 million for a 50 MGPY ethanol facility and approximately $100 million for a 100 MGPY ethanol facility. These projected Retrofit capital expenditures are less than estimates for new plant construction for the production of advanced biofuels, including cellulosic ethanol.

—

Technology design enables optimized asset utilization. We believe that our GIFT® design will enable us to switch between the production of isobutanol and ethanol, or produce both products simultaneously, which will allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. Following the completion of a Retrofit, we expect the original plant to operate in essentially the same manner as it did prior to the Retrofit, producing primary products (isobutanol and/or ethanol) and co-products (iDGs™ and/or distiller’s grains).

—

GIFT® demonstrated at commercially relevant scale. We previously completed the Retrofit of a one MGPY ethanol facility in St. Joseph, Missouri with our proprietary engineering package designed in partnership with ICM and we successfully produced isobutanol at this facility.  We have also demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock at our Agri-Energy Facility.

—

Off-take agreements and strategic relationships with chemicals, fuels, animal feed and engineering industry leaders in place. We have entered into off-take agreements and strategic relationships with global industry leaders to accelerate the execution of our commercial deployment strategy both in the U.S. and internationally. To facilitate the adoption of our technology at existing ethanol plants, we have entered into an exclusive alliance with ICM. We expect our relationships with entities such as Sasol, Mansfield, Toray Industries, the U.S. Air Force, the U.S. Army, the U.S. Navy and LANXESS, among others, to contribute to the development of new chemical and fuel market applications of our isobutanol. To enable the future integration of cellulosic feedstocks into our isobutanol production process, we have obtained an exclusive license from Cargill, Incorporated (“Cargill”), to integrate its proprietary biocatalysts into our GIFT® system. To accelerate the adoption of isobutanol as a platform molecule and to support the development of hydrocarbon products derived from our isobutanol, we have developed a hydrocarbon demonstration plant near Houston, Texas with South Hampton.

—

Experienced team with a proven track record. Our management team offers an exceptional combination of scientific, operational and managerial expertise and our CEO, Dr. Patrick Gruber, has spent over 20 years developing and successfully commercializing industrial biotechnology products. Across the Company, our employees have 400 combined years of biotechnology, synthetic biology and biobased product experience. Our employees have been inventors on over 300 patents and patent applications over the course of their careers. Our team members have played key roles in the commercialization of several successful, large-scale industrial biotechnology projects, including a sugar substitute sweetener, four organic acid technologies, an animal feed additive, monomers for plastics and biobased plastics and the first biologically derived high-purity monomer for the production of plastic at a world-scale production facility. As a result of their extensive experience, members of our management team play important roles in the industrial biotechnology industry at U.S. and international levels.

Our Production Technology Platform

We have used tools from synthetic biology, biotechnology and process engineering to develop a proprietary fermentation and separation process to cost effectively produce isobutanol from renewable feedstocks. GIFT® is designed to allow for relatively low capital expenditure Retrofits of existing ethanol facilities, enabling a rapid route to isobutanol production from the fermentation of renewable feedstocks, while maintaining the flexibility to revert to the production of ethanol or the simultaneous production of isobutanol and ethanol. GIFT® isobutanol production is very similar to existing ethanol production, except that we replace the ethanol producing biocatalyst with our isobutanol producing biocatalyst and we incorporate well-known equipment into the production process to separate and collect the isobutanol during the fermentation process. We believe that reusing large parts of the ethanol plant without modification is beneficial because the unchanged parts will stay in place and continue to operate after the Retrofit as they did when ethanol was produced. This means that the existing operating staff can continue to manage the production of isobutanol because they will already have experience with the base equipment. We believe this continuity will reduce the risks associated with the production startup following the Retrofit as most of the process is unchanged and the existing operating staff is available to monitor and manage the production process. In addition, we believe that our GIFT® design will enable us to switch between the production of isobutanol and ethanol, or produce both products simultaneously, which will allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions.

We intend to process the spent grain mash from our fermenters to produce iDGs™, relying on established processes in the current ethanol industry. We plan to market our iDGs™ to the dairy, beef, swine and poultry industries as a high-protein, high-energy animal feed. To support these efforts, in December 2011 we entered into an exclusive off-take and marketing agreement with Land O’Lakes Purina Feed for the sale of iDGs™ produced at the Agri-Energy Facility. We believe that our sales of our iDGs™ will allow us and our partners to offset a significant portion of our grain feedstock costs, in the same manner as is practiced by the corn-based ethanol industry today through sale of dry distiller’s grains.

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

Conversion of Isobutanol into Hydrocarbons

We have demonstrated conversion of our isobutanol into a wide variety of hydrocarbon products which are currently used to produce plastics, fibers, polyester, rubber and other polymers and hydrocarbon fuels. Hydrocarbon products consist entirely of hydrogen and carbon and are currently derived almost exclusively from petroleum. Importantly, isobutanol can be dehydrated to produce butenes, which are an intermediate product in the production of hydrocarbon products with many industrial uses. The straightforward conversion of our isobutanol into butenes is a fundamentally important process that enables isobutanol to be used as a building block chemical. Much of the technology necessary to convert isobutanol into butenes and subsequently into these hydrocarbon products is known and practiced in the chemicals industry today, as shown in an SRI research study. For example, the dehydration of ethanol to ethylene, which uses a similar process and technology to the dehydration of isobutanol, is practiced commercially today to serve the ethylene market. The dehydration of isobutanol into butenes is not commercially practiced today because isobutanol produced from petroleum is not cost-competitive with other petrochemical processes for generation of butenes. We believe that our efficient fermentation technology for producing isobutanol will promote commercial isobutanol dehydration and provide us with the opportunity to access hydrocarbon markets. To assist in accessing these markets, we have developed a hydrocarbon demonstration plant at our partner South Hamptons’ site near Houston, Texas. The demonstration plant can process up to 10,000 gallons of our isobutanol per month into a variety of renewable hydrocarbons for use as fuels and chemicals.

Our Strategy

Our strategy is to commercialize our isobutanol for use directly as a specialty chemical and fuel blendstock and for conversion into plastics, fibers, polyester, rubber, and other polymers and hydrocarbon fuels. Key elements of our strategy include:

—

Deploy first commercial production facility. In September 2010, we acquired a 22 MGPY ethanol production facility in Luverne, Minnesota, the Agri-Energy Facility. Following completion of the initial work to Retrofit of the Agri-Energy Facility, in May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. We have since modified our Agri-Energy Facility which we believe will allow us to increase the production rate and in October 2013 we commissioned the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, we decided to leverage the flexibility of our GIFT® technology and modify the Agri-Energy Facility which we believe will enable the simultaneous production of isobutanol and ethanol. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of the strong ethanol margins currently available in the marketplace.

—

Build on existing agreements with customers to support capacity growth. We have entered into off-take or supply agreements with Sasol, Mansfield, Land O’Lakes Purina Feed, Toray Industries, LANXESS and the DLA on behalf of the U.S. Air Force, U.S. Army and U.S. Navy. We intend to add to our customer pipeline by entering into isobutanol supply agreements for further capacity with additional customers in the refining, specialty chemicals and transportation sectors both in the U.S. and internationally.

—

Expand our production capacity via Retrofit of additional existing ethanol facilities. As we secure supply agreements with additional customers, we plan to expand access to production capacity through increasing production capacity at our current locations and acquiring or gaining access to additional and larger scale ethanol facilities via joint ventures, licensing arrangements, tolling arrangements and acquisitions. We believe that our exclusive alliance with ICM will enhance our ability to rapidly deploy our technology on a commercial scale.

—

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

—

Align the value chain for our isobutanol by collaborating with large brand owners and customers. We are developing commitments from large brand owners to purchase products made from our isobutanol by third-party chemicals and fuels companies. For example, we have entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. We have also successfully completed the scope of work for the joint research, development, license and commercialization agreement with Coca-Cola to create bio-PX from plant based isobutanol, which is intended to accelerate the development of Coca-Cola’s second-generation PlantBottle™ packaging made from 100% plant-based materials and we have extended the agreement through 2014.  Further discussion with production partners is envisioned to scale up the bio-PX technology.   We have also been awarded contracts to supply ATJ to the U.S. Air Force, U.S. Army and U.S. Navy.  We intend to use these commitments, as well as other future agreements, to obtain contracts to sell our isobutanol directly into the manufacturing chain that will use our isobutanol as a building block in the production of PX, PET, biojet fuel and other hydrocarbon products.

—

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

—

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

—

Capital intensity. Due to the high capital cost incurred in establishing new biofuels plants, numerous companies face limited expansion and customization opportunities and have not been able to relocate to areas with access to new or more cost-effective feedstocks.

—

Reliance on regulatory environment. Many conventional alternatives to current nonrenewable chemicals and fuels have relied heavily on government subsidies. In the absence of governmental support, these alternatives face significant operational hurdles and are often no longer economically viable.

—

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

—

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

—

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

—

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

—

Optimized for existing infrastructure. Isobutanol is a fungible, drop-in fuel with chemical and performance characteristics as a fuel additive that are well known. For example, due to its low water solubility, we believe isobutanol can be transported in pipelines and blended into gasoline formulations at the refinery in contrast to prevailing practices where ethanol is blended at the terminal and cannot be transported via pipelines. Initial test results from DNV Columbus, Inc., a materials testing company, showed that isobutanol did not contribute to stress corrosion cracking in pipeline materials under conditions where ethanol typically would. We believe that refiners are interested in the possibility of using isobutanol to replace more expensive alkylates in their gasoline formulations. In addition, we believe that an important and distinct advantage of isobutanol is its potential ability to align the interests of refiners, commodity agriculture and the ethanol industry, accelerating the development of a biobased economy.

—

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

—

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

—

Value added specialty applications. Due to isobutanol’s high energy content and low water solubility, as well as testing completed by the NMMA, OPEI and BASCO, we believe that isobutanol may have direct applications in high value specialty fuels settings serving marine, small equipment engines and sports vehicle markets.

Competition

Our isobutanol is targeted for use in the following markets: direct use as a solvent and gasoline blendstock, use in the chemicals industry for producing rubber, plastics, fibers, polyester and other polymers and use in the production of hydrocarbon fuels. We face competitors in each market, some of which are limited to individual markets, and some of which will compete with us across all of our target markets.

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

Plastics, fibers, polyester, rubber and other polymers. Isobutanol can be dehydrated to produce butenes, hydrocarbon intermediates currently used in the production of plastics, fibers, polyester,  rubber  and other polymers. The straightforward conversion of our isobutanol into butenes is a fundamentally important process that enables isobutanol to be used as a building block chemical in multiple markets. These markets include butyl rubber, lubricants and additives derived from butenes such as isobutylene, poly methyl methacrylate from isobutanol, propylene for polypropylene from isobutylene, polyesters made via PX from isobutylene and polystyrene made via styrene.

In these markets, we compete with the renewable isobutanol companies and renewable n-butanol producers described previously, and face similar competitive challenges. Our competitive position versus petroleum-derived plastics, fibers, rubber and other polymers varies, but we believe that the high volatility of petroleum prices, often tight supply markets for petroleum-based petrochemical feedstocks and the desire of many consumers for goods made from more renewable sources will enable us to compete effectively. However, petrochemical companies may develop alternative pathways to produce petrochemical-based hydrocarbon products that may be less expensive than our isobutanol or more readily available or developed in conjunction with major petrochemical, refiner or end user companies. These products may have economic or other advantages over the plastics, fibers, polyester, rubber and other polymers developed from our isobutanol. Further, some of these companies have access to significantly more resources than we do to develop products.

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

Biofuels companies will provide substantial competition in the gasoline market. These biofuels competitors are numerous and include both large established companies and numerous startups. Government tax incentives for renewable fuel producers and regulations such as the RFS2 help provide opportunities for renewable fuels producers to compete. In particular, in the gasoline and gasoline blendstock markets, Virent Energy Systems, Inc. (“Virent”) offers a competitive process for making gasoline and gasoline blendstocks. However, we have the advantage of being able to target conversion of isobutanol into specific high-value molecules such as isooctane, which can be used to make gasoline blendstocks with a higher value than whole gasoline, which we do not believe Virent’s process can match. In the jet fuel market, we may face competition from companies such as Synthetic Genomics, Inc., Solazyme, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation, which are pursuing production of jet fuel from algae-based technology. Renewable Energy Group, Inc. and others are also targeting production of jet fuels from renewable biomass. We may also face competition from companies working to produce jet fuel from hydrotreated vegetable oils. In the diesel fuels market, competitors such as Amyris Biotechnologies, Inc. (“Amyris”) provide alternative hydrocarbon diesel fuel. We believe our technology provides a higher yield on feedstock than the isoprenoid fermentation pathway developed by Amyris, which we believe will yield a production cost advantage.

Ethanol. We compete with numerous ethanol producers located throughout the United States, many of which have much greater resources than we do, including Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. Competition for corn supply from other ethanol plants and other corn consumers will likely exist in all areas and regions in which our current and future plants will operate.  We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producing country. Brazil’s ethanol production is sugarcane-based, as opposed to corn-based, and has historically been less expensive to produce.

Intellectual Property

Our success depends in large part on our proprietary products and technology for which we seek protection under patent, copyright, trademark and trade secret laws. Such protection is also maintained in part using confidential disclosure agreements. Protection of our technologies is important so that we may offer our customers and partners proprietary services and products unavailable from our competitors, and so that we may exclude our competitors from practicing technology that we have developed or exclusively licensed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected. As of December 31, 2013, we exclusively licensed rights to 94 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. Of the licensed patents and patent applications, most are owned by Cargill and exclusively licensed to us for use in certain fields. These licensed patents and patent applications cover both enabling technologies and products or methods of producing products. Our licenses to such patents allow us to freely practice the licensed inventions, subject only to the terms of these licenses. As of December 31, 2013, we have submitted 393 patent applications in the U.S. and in various foreign jurisdictions. These patent applications are directed to our technologies and specific methods and products that support our business in the biofuel and bioindustrial markets. We continue to file new patent applications, for which terms extend up to 20 years from the filing date in the U.S.

As of December 31, 2013, we have been issued 21 U.S. patents and 6 international patents.

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

Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement, invalidity, misappropriation or other allegations. Any such litigation could result in substantial costs and diversion of our resources. In particular, over time, the costs of defending the lawsuit filed by Butamax, a joint venture between DuPont and BP, alleging that we have infringed upon patents relating to the production of isobutanol, may become significant (as described further in Part I, Item 3 of this Report). Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to make, use or sell the products or technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology.

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

License Agreement. In February 2009, we entered into a license agreement with Cargill. Under the license agreement, Cargill granted us an exclusive, worldwide, royalty-bearing license to certain Cargill patents and biological materials, including specialized microorganisms and tools for modifying those microorganisms to produce specific molecules. We also have an option, with a first right of refusal, to purchase an exclusive license to use such patents and biological materials owned by Cargill to produce additional molecules.

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

The Coca-Cola Company

We have established a working relationship with The Coca-Cola Company (“Coca-Cola to create bio-PX from our isobutanol in an effort to accelerate the development of Coca-Cola’s second generation PlantBottle™ packaging made from 100% plant-based materials.

Joint Research, Development, License and Commercialization Agreement. In November 2011 (as amended in March 2014), we entered into a joint research, development, license and commercialization agreement with Coca-Cola. Pursuant to this agreement, we have agreed to conduct research and development activities, including engineering to produce bio-PX from isobutanol, with the ultimate goal of producing bio-PET for food-grade bottling. Our work is targeted to take the technology from laboratory-scale to commercial-scale and support Coca- Cola’s efforts to lead the beverage industry away from fossil-fuel based packaging by offering an alternative made completely from renewable raw materials. Pursuant to the terms of the agreement, Coca-Cola paid us a fixed fee for the research program during the first two years of the agreement. The research and development activities under this agreement have been successfully completed and the agreement has been extended through 2014.  Collaboration and discussion with production partners is envisioned to scale-up the bio-PX technology.

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

Joint Development Agreement. In June 2012, we entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we used for the design and construction of a demonstration plant. We anticipate producing bio-PX at the demonstration plant which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. In the event we are unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by April 30, 2014, we will be required to refund the $1.0 million by May 31, 2014.

Other Material Agreements

Redfield Energy, LLC

Joint Venture Agreement.  In June 2011, we entered into the “Joint Venture Agreement” with Redfield and executed the second amended and restated operating agreement of Redfield (together, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, we have agreed to work with Redfield toward the Retrofit of the Redfield Facility, an approximately 50 MGPY ethanol production facility located near Redfield, South Dakota, for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to our wholly-owned subsidiary, Gevo Development, LLC (“Gevo Development”). Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate consolidating Redfield’s operations because we anticipate we will control the activities that are most significant to the entity.

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

Gevo, Inc. entered into a guaranty effective as of June 2011, pursuant to which it has unconditionally and irrevocably guaranteed the payment by Gevo Development of any and all amounts owed by Gevo Development pursuant to the terms and conditions of the Joint Venture Agreement and certain other agreements that Gevo Development and Redfield expect to enter into in connection with the Retrofit of the Redfield Facility.

As of December 31, 2013, we have incurred $0.4 million in planning-related costs, such as project engineering and permitting costs, for the future Retrofit of the Redfield Facility. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital in order to complete the Retrofit of the Redfield Facility.

TriplePoint Financing

Gevo Loan Agreement. In August 2010, Gevo, Inc. entered into a loan and security agreement (the “Gevo Loan Agreement”) with TriplePoint Capital LLC (“TriplePoint”), pursuant to which we borrowed $5.0 million. In July 2012, we used $5.4 million of the proceeds from the July 2012 offering of the 7.5% convertible senior notes due 2022 (the “Convertible Notes”) to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

Original Agri-Energy Loan Agreement. In August 2010, Gevo Development borrowed $12.5 million from TriplePoint to finance its acquisition of Agri-Energy. In September 2010, upon completion of the acquisition, the loan and security agreement (the “Original Agri-Energy Loan Agreement”) was amended to make Agri-Energy the borrower under the facility. In December 2013, we used $5.1 million of the proceeds from the offering of common stock units that was completed in December 2013 to pay off the remaining $5.1 million in outstanding principal under this loan.  Pursuant to the amendments described below, we have also agreed to pay the end-of-term payment of $1.0 million associated with this loan in 12 equal monthly payments commencing January 2014 and ending December 2014.

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol.  The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default.  In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which matures on October 2015. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which matures December 2015, bringing the total borrowed under the additional term loan facilities to $15.0 million.  The aggregate amount outstanding under the additional term loan facilities bears interest at a rate equal to 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.  At December 31, 2013, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As security for its obligations under the Amended Agri-Energy Loan Agreement, Agri-Energy granted TriplePoint a security interest in and lien upon all of its assets. Gevo, Inc. also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint (the “Gevo Security Agreement”), which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.

June 2012 Amendments. In June 2012, Gevo, Inc. entered into (i) an amendment (the “Security Agreement Amendment”) to the Gevo Security Agreement and (ii) an amendment (the “Gevo Loan Amendment”) to the Gevo Loan Agreement. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of our 7.5% convertible senior notes due 2022 (the “Convertible Notes”); (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permitted Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) added as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) added a negative covenant whereby the Company could not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments (as defined in the Indenture governing the Convertible Notes (the “Indenture”)) in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

December 2013 Amendments. In December 2013, Gevo, Inc. entered into additional amendments to certain of its existing agreements with TriplePoint and entered into a new intellectual property assignment agreement in favor of TriplePoint to, among other things:

—	permit the issuance of Warrants associated with our December 2013 offering of common stock units;
—	grant TriplePoint a lien and security interest in all of the intellectual property of the Company;
—	expand the events of default to add as an event of default the repurchase of the Warrants;
—	waive any prepayment premium (but not any end-of-term payment) with respect to the Original Agri-Energy Loan Agreement and the Amended Agri-Energy Loan Agreement;

—

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of December 31, 2013 are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

—	waive the requirement for Agri-Energy to make principal amortization payments on the Amended Agri-Energy Loan Agreement through December 31, 2014 (the “Restructure Period”);
—

raise the interest rates under the Amended Agri-Energy Loan Agreement to 13% during the Restructure Period (provided that such rate will return to 11% following the Restructure Period so long as no event of default under the Amended Agri-Energy Loan Agreement shall be continuing on the last day of the Restructure Period);

—

during the period beginning January 2015, and continuing through and including the final monthly installment due under the Amended Agri-Energy Loan Agreement, adjust the monthly payment due and payable to 50% of the fully amortizing amount of principal and interest otherwise due and payable for such month, applied first to outstanding accrued interest and then to principal, with the remaining 50% portion of such required payments of principal and interest for such month accruing and made due and payable at the time of the final monthly installment; and

—	permit dividends and distributions to make cash payments in lieu of issuing fractional shares in connection with any issuance of stock resulting from the exercise of any warrant.

Research and Development

Our strategy depends on continued improvement of our technologies for the production of isobutanol, as well as next generation chemicals and biofuels based on our isobutanol technology. Accordingly, we annually devote significant funds to research and development. The following table shows our research and development costs by function (in thousands).

	Year Ended December 31,
	2013	2012	2011

Biocatalyst development	$10,177	$11,526	$9,722
Process engineering and operation of pilot and demo plants	8,239	5,318	8,462
Chemistry and applications development	1,763	2,587	1,569

Total Research and Development Expense	$20,179	$19,431	$19,753

During 2013, 2012 and 2011, we recorded revenue from government grants and cooperative agreements in the amounts of $2.7 million, $2.8 million and $0.8 million, respectively, which primarily related to research and development activities performed in our biocatalyst, chemistry, and applications development groups.

Our research and development activities are currently being performed primarily in our corporate headquarters located in Englewood, Colorado and the demonstration plant at the South Hampton facility.

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

There are various third-party certification organizations, such as ASTM and Underwriters’ Laboratories, Inc. (“UL”), involved in certifying the transportation, dispensing and use of liquid fuel in the U.S. and internationally. In 2013, a specification for fuel grade isobutanol titled ASTM D7862 “Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel” was published.  In addition, UL has published guidance on the use of isobutanol-gasoline blends in its UL87A fuel dispensers. Voluntary standards development organizations may change and additional requirements may be enacted that could prevent or delay marketing approval of our products. The process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. We do not anticipate a material adverse effect on our business or financial conditions as a result of our efforts to comply with these requirements, but we cannot predict the likelihood, nature or extent of adverse third-party requirements that might arise from future action, either in the U.S. or abroad.

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

Employees

As of December 31, 2013, Gevo, Inc. and its subsidiaries employed 112 employees, 82 of which were employed by Gevo, Inc. and were located in Englewood, Colorado. Of the Gevo, Inc. employees, 69 were engaged in research and development activities and

13 were engaged in general, administrative and business development activities. As of December 31, 2013, our subsidiary Agri-Energy employed 30 employees, all of which were located in Luverne, Minnesota, and involved in the operations of our production facility. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Segments and Geographic Information

We have determined that we have two operating segments: (i) the Gevo, Inc. segment; and (ii) the Gevo Development/Agri-Energy segment. We organize our business segments based on the nature of the products and services offered through each of our consolidated legal entities. Transactions between segments are eliminated in consolidation. For both segments, all revenue is earned and all assets are held in the U.S. For additional financial information related to our segments, see Note 19 to our consolidated financial statements.

Gevo, Inc. Segment. Our Gevo, Inc. segment is responsible for all research and development activities related to the future production of isobutanol, including the development of our proprietary biocatalysts, the production and sale of biojet fuel, our Retrofit process and the next generation of chemicals and biofuels that will be based on our isobutanol technology. Our Gevo, Inc. segment also develops, maintains and protects our intellectual property portfolio, develops future markets for our isobutanol and provides corporate oversight services.

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

The following table sets forth our revenue by reportable segment (in thousands).

	Year Ended December 31,
	2013	2012	2011
Revenues:
Gevo	$4,822	$3,505	$807
Gevo Development / Agri-Energy	3,402	20,880	63,742
Consolidated	$8,224	$24,385	$64,549

Executive Officers and Directors of the Registrant

The following table sets forth certain information about our executive officers and directors.

Name	Age	Position(s)

Patrick R. Gruber, Ph.D.	53	Chief Executive Officer and Director
Christopher Ryan, Ph.D.	52	President, Chief Operating Officer and Chief Technology Officer
Mike Willis	43	Chief Financial Officer and Executive Vice President of Corporate Development and Strategy
Greg Roda	53	Chief Commercial Officer
Brett Lund, J.D., M.B.A.	38	Chief Licensing Officer, General Counsel and Secretary
Shai Weiss(1)(2)	46	Chairman of the Board of Directors
Carlos A. Cabrera(2)(3)	62	Director
Ruth I. Dreessen(3)	58	Director
Samir Kaul	40	Director
Ganesh M. Kishore, Ph.D.(1)	60	Director
Gary W. Mize(1)(3)	63	Director
Bruce A. Smith(2)	70	Director
Stacy J. Smith(1)	51	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.

Patrick R. Gruber, Ph.D. has served as Chief Executive Officer and a director of the Company since 2007. Prior to joining the Company, from 2005 to 2007 Dr. Gruber was President and Chief Executive Officer of Outlast Technologies, Inc. (“Outlast Technologies”), a technology and marketing company primarily serving the textile industry, where he was responsible for all aspects of Outlast Technologies’ business. Previously, Dr. Gruber co-founded NatureWorks LLC (formerly Cargill Dow, LLC) (“NatureWorks”) and served as Vice President, Technology and Operations, and Chief Technology Officer from 1997 to 2005, where he was responsible for all aspects of the business’ project, application and process technology development. Dr. Gruber is a member of the Bioenergy Technical Advisory Committee for the Energy Future Coalition. From 2007 to May 2012, Dr. Gruber served on the board of directors of Segetis, Inc. From 2007 to January 2012, Dr. Gruber served on the board of directors of Green Harvest Technologies, LLC and from 2007 to 2008, he served on the board of directors of Outlast Technologies. In 2011, Dr. Gruber was awarded the University of Minnesota Outstanding Achievement Award. In 2008, Dr. Gruber was awarded the first ever George Washington Carver Award, recognizing significant contributions by individuals in the field of industrial biotechnology and its application in biological engineering, environmental science, biorefining and biobased products. Dr. Gruber holds a Ph.D. in chemistry from the University of Minnesota, an M.B.A. from the University of Minnesota and a B.S. in chemistry and biology from the University of St. Thomas. We believe Dr. Gruber’s qualifications to sit on our board of directors include his experience as a Chief Executive Officer and business leader and his extensive experience developing and commercializing industrial biotechnology products.

Christopher Ryan, Ph.D. has served as President and Chief Operating Officer of the Company since June 2011 and as Chief Technology Officer of the Company since September 2012, having previously served the Company as its Executive Vice President, Business Development since June 2009. Prior to joining the Company, he co-founded NatureWorks in 1997. Dr. Ryan served as Chief Operating Officer for NatureWorks from 2008 to 2009 and Chief Technology Officer for NatureWorks from 2005 to 2008, where he was involved in the development and commercialization of that company’s new biobased polymer from lab-scale production in 1992 through the completion of a $300 million world-scale production facility. Prior to 1992, Dr. Ryan served for four years in Corporate R&D for specialty chemical company HB Fuller Company. He has over 20 years of experience in strategic leadership, business development and research and product development in biobased materials. Dr. Ryan holds a Ph.D. in organic chemistry from the University of Minnesota, a B.S. in chemistry from Gustavus Adolphus College and completed the Management of Technology program at the University of Minnesota.

Mike Willis has served as the Company’s Executive Vice President of Corporate Development and Strategy since December 2012, as Interim Chief Financial Officer from September 2013 to April 2014, and as Chief Financial Officer since April 2014. Prior to joining the Company, Mr. Willis spent over seven years working with the Virgin Group, most recently serving as a Principal with Virgin Green Fund, a private equity firm focused on the renewable energy and resource efficiency sectors. Mr. Willis was involved in the fund’s investment activities, including its investment in the Company, and worked in operational roles with some of the fund’s portfolio companies, including serving as acting Chief Financial Officer of DuraTherm, Inc. Virgin Green Fund is an “affiliate” of the Company as defined in Rule 405 of the Securities Act of 1933, as amended. Previously, Mr. Willis worked with Virgin Management Limited in London in corporate development assisting several of the Virgin Group’s portfolio businesses internationally with strategy and corporate finance transactions. Mr. Willis has also worked in private equity and investment banking in the United States and Canada, focusing on mid-market transactions in a variety of sectors including technology, consumer products and retail. Mr. Willis is currently on the board of directors of Wildcat Discovery Technologies. Mr. Willis holds an M.B.A. from INSEAD in France and a Bachelors of Commerce from Queen’s University in Canada.

Greg Roda has served as the Company’s Chief Commercial Officer since September 2013. Mr. Roda has more than 17 years of strategic leadership, business development, research and product development experience in bio-based materials.  From 2007 to 2012, Mr. Roda served as Chief Executive Officer of Outlast Technologies, Inc. (“Outlast”), a privately funded technology company that develops, licenses and markets phase change materials for use in temperature regulating fabrics, packaging and industrial materials.  Prior to Outlast, Mr. Roda worked with Natureworks as a Business Development Executive overseeing commercialization of polylactic acid in the fiber and textile industry.  In this role he was responsible for building a global supply chain, creating market pull-through with downstream customers, and negotiating contracts to align the interests of Natureworks and its partners.  He also led a team in developing the business strategy for Natureworks.  From 1996 to 2002, he worked with Cargill’s Strategy and Business Development Group spending four years in Singapore with a focus on building Cargill’s palm oil plantation business through acquisition and strategic partnerships. Mr. Roda holds a B.S. in mechanical engineering from the University of Michigan and an M.B.A. with a concentration in international business and finance from the University of Chicago.

Brett Lund, J.D., M.B.A. has served as General Counsel and Secretary of the Company since November 2007 and as Chief Licensing Officer since August 2013.  In 2013, Mr. Lund was named “Forty Under 40” by the Denver Business Journal for being one of top forty business leaders under age 40. In 2012, Mr. Lund was named one of the “Most Influential Young Professionals” in Colorado by ColoradoBiz Magazine and also in 2012, Mr. Lund was named “Best Corporate Counsel” by the Denver Business Journal. Before joining the Company, from 2004 to 2007, he served as Chairman of the legal, intellectual property and licensing group and biotechnology licensing manager for Syngenta Biotechnology, Inc.’s (“Syngenta”) biofuels business. At Syngenta, Mr. Lund led the management of intellectual property, in-licensing, out-licensing, research collaborations and strategic alliances. In 2006, Mr. Lund was Chief Executive Officer and a member of the board of Agarigen, Inc. where he developed a novel protein expression platform for biologic pharmaceuticals, vaccines, and commercial enzymes. At Agarigen, Mr. Lund worked on a multi-million dollar research program for the Defense Advanced Research Projects Agency (DARPA) and later led the sale of Agarigen to Intrexon, Inc. (NYSE: XON). Prior to Agarigen, he served as Associate General Counsel for Ford Motor Company, Inc.’s Wingcast subsidiary. Mr. Lund was previously a corporate attorney at the law firm of Cooley LLP, where he represented numerous companies regarding intellectual property licensing, initial public offerings, venture capital financing, mergers and acquisitions, securities, strategic alliances and related transactions. Mr. Lund holds a J.D. from Duke Law School, an M.B.A. from Duke University’s Fuqua School of Business and a B.A. in political science from the University of California, San Diego. He is a Certified Licensing Professional by the Licensing Executives Society and admitted to practice law in California and North Carolina.

Shai Weiss has served as a director of the Company since 2007 and was appointed chairman of our board of directors in September 2010. Mr. Weiss led the formation of Virgin Green Fund I, L.P. (“Virgin Green Fund”), where he has been a partner since 2007. Prior to forming Virgin Green Fund, he held several management positions at ntl:Telewest (now Virgin Media, Inc.), including Managing Director of Consumer Products from 2004 to 2006, Integration Director for the merger between ntl, Inc. and Telewest Global, Inc. from 2005 to 2006, Director of Operations for the ntl Group from 2003 to 2004 and Director of Financial Planning for the Consumer division from 2002 to 2003. In his work as Managing Director of Consumer Products, Mr. Weiss was responsible for the development of internet, telephone and television for the consumer division and the Virgin.net broadband internet service provider. As director of operations for the ntl Group, he was responsible for major operational and business development projects, joint ventures and development of relationships with strategic partners. Prior to joining ntl:Telewest, Mr. Weiss organized the European office of the early-stage technology venture fund Jerusalem Venture Partners, L.P. in 2000, and was an associate with Morgan Stanley’s hi-tech mergers and acquisitions and corporate finance teams from 1997 to 2000. Mr. Weiss holds an M.B.A. from Columbia University and a B.B.A. from City University of New York, Baruch College in business and finance. We believe Mr. Weiss’s qualifications to sit on our board of directors include his extensive experience as a business leader and venture capitalist and his experience in advising growth-focused companies with respect to strategic direction and business transactions.

Carlos A. Cabrera has served as a director of the Company since June 2010. Since December 2011, Mr. Cabrera has served as Executive Co-Chairman of Ivanhoe Energy, a publicly traded international heavy-oil development and production company. He has also served as a director of Ivanhoe Energy since May 2010. From December 2009 to November 2011, he served as President and Chief Executive Officer of the National Institute of Low Carbon and Clean Energy, or NICE, a wholly owned subsidiary of the Shenhua Group, a major Chinese coal company. At NICE, Mr. Cabrera led efforts to invent, acquire and develop technologies to reduce the environmental and climate impact of producing energy from coal. From January 2009 to July 2009, he served as Chairman of UOP LLC, a subsidiary of Honeywell International, Inc. (“UOP”). From November 2005 to January 2009, Mr. Cabrera served as UOP’s President and Chief Executive Officer, where he oversaw all of UOP’s operations and helped grow the company’s revenue from $850 million when he assumed the role of Chief Executive Officer to $2.0 billion in 2008. From January to October 2005, Mr. Cabrera served as UOP’s Senior Vice President, Process Technology and Equipment, where he led UOP’s development in the refining and petrochemicals sectors. Mr. Cabrera’s previous roles at UOP include Senior Vice President, Process Technology and Equipment, Senior Vice President, Refining and Petrochemicals, Vice President, Corporate Business Development and Ventures, and Vice President and General Manager, Refining. Mr. Cabrera holds an M.B.A. in business from the University of Chicago and a B.S. in chemical engineering from the University of Kentucky. We believe Mr. Cabrera’s qualifications to sit on our board of directors include his broad technical and management experience in the refining, chemicals and fuels industries and his experience structuring joint ventures and leading acquisition activities in these fields.

Ruth I. Dreessen has served as a director of the Company since March 2012. Ms. Dreessen has also been a director of Targa Resources Partners LP since February 2013 and of Versar, Inc. since November 2010. Since October 2010, Ms. Dreessen has served as Managing Director of Huntsman Lion Capital, LLC, formerly Lion Chemical Capital, LLC, a private equity firm focused on building a portfolio of companies operating primarily in the chemical and chemical-related industries. Ms. Dreessen previously served on the board of Better Minerals & Aggregates Corporation (USS Holdings, Inc.) from 1996 to 2007 and from 2005 to 2010, Ms. Dreessen served as Executive Vice President and Chief Financial Officer of TPC Group, Inc., a leading producer of value-added products derived from niche petrochemical raw materials such as C4 hydrocarbons. From 2003 to 2005, Ms. Dreessen served as Senior Vice President, Chief Financial Officer and director (2004-2005) of Westlake Chemical Corporation. Prior to joining Westlake Chemical Corporation, Ms. Dreessen served JPMorgan Chase & Co. (formerly Chase Manhattan Corporation) in several executive positions, most recently as Managing Director, Global Chemicals Group, in Houston, Texas, where she focused on leveraged and private equity transactions in chemicals and related industries. Ms. Dreessen holds an M.S. in International Affairs from Columbia University and a B.A. in European History from New College of Florida. We believe Ms. Dreessen’s qualifications to sit on our board of directors include her years of experience as an executive in the chemicals industry and her experience serving on other public company boards.

Samir Kaul has served as a director of the Company since March 2013. Mr. Kaul has been a General Partner at Khosla Ventures, a venture capital firm with a substantial focus on clean technologies, since February 2006. Previously, Mr. Kaul was a member of Flagship Ventures, a venture capital firm, from 2002 to May 2006. Prior to Flagship, Mr. Kaul worked at The Institute for

Genomic Research. Mr. Kaul currently serves on the board of directors of KiOR, Inc., as well as the boards of directors of several private companies, and he previously served on the board of directors of Amyris, Inc. from 2006 to 2012. Mr. Kaul holds a B.S. in Biology from the University of Michigan, an M.S. in Biochemistry from the University of Maryland and an M.B.A from Harvard Business School. We believe that Mr. Kaul’s qualifications to sit on our board of directors include his wide-ranging experience in clean technology companies and insight in the management of startup companies and the building of companies from early stage to commercial scale.

Ganesh M. Kishore, Ph.D. has served as a director of the Company since 2008. Since 2011, Dr. Kishore has also served as a director of Evolva Holding SA and as a director of Kaiima, where he currently serves as a member of the advisory board and the compensation committee. He has also served as a director of Akermin LLC since 2010, where he serves as a member of the compensation committee, a director of Glori Energy since 2009, where he serves as a member of the compensation and risk committees and chair of the executive committee, and a director of Sentinext since 2013, where he serves as chairman of the board of directors and as a member of the compensation committee. Between 2002 and 2007, he served as a director of Embrex, Inc., serving as a member of the compensation committee and nominations committee during that time. Since April 2007, he has served as Chief Executive Officer of Malaysian Life Sciences Capital Fund, where he oversees fund management, investment portfolio management and governance of companies in which Malaysian Life Sciences Capital Fund has made investments. Since January 2009, he has also served as President and Chief Executive Officer of K Life Sciences, LLC where he provides advisory services to life science businesses. Between April 2007 and December 2008, Dr. Kishore served as a Managing Director of Burrill & Company, where his responsibilities included fund management, fund raising and governance of companies in which Burrill & Company invested. Prior to joining Burrill & Company, Dr. Kishore served as Chief Biotechnology Officer at E. I. du Pont de Nemours and Company (“DuPont”) from 2005 to 2007, where he was responsible for overall biotechnology leadership for DuPont’s life science businesses. Previously, he was Vice President, Technology, and Chief Technology Officer for DuPont’s Agriculture and Nutrition Division from 2002 to 2005. In his time at DuPont, Dr. Kishore focused on research and development related to biotechnology. Before joining DuPont, Dr. Kishore held several positions between 1980 and 2000 at Monsanto Company (“Monsanto”), including Co-President, Nutrition and Consumer Sector, and Assistant Chief Scientist/Chief Biotechnologist. His contributions include the discovery, development and commercialization of agricultural biotechnology products such as ROUNDUP READY SOY, the development of a manufacturing process for Nutrasweet® and aiding in transforming Monsanto into a leading food and nutrition company. Dr. Kishore co-founded the plant biotechnology and informatics company Metahelix Life Sciences Pvt Ltd. in India, Mogene LC in St. Louis, Missouri and Abunda in San Francisco, California. He serves or has served on the boards of numerous nonprofit institutions, including the School of Nutrition and Policy at Tufts University, the St. Louis RCGA and the National Research Advisory Board of Washington University at St. Louis. He is also a member of the American Association for the Advancement of Science. Dr. Kishore holds a Ph.D. in biochemistry from the Indian Institute of Science, an M.S. in biochemistry from the University of Mysore and a B.S. in physics and chemistry from the University of Mysore. We believe Dr. Kishore’s qualifications to sit on our board of directors include his years of experience as an executive in the field of agricultural biotechnology and his experience in advising and managing startup companies.

Gary W. Mize has served as a director of the Company since September 2011. Since October 2009, Mr. Mize has held the position of partner and owner at MR & Associates. Mr. Mize served as President of Rawhide Energy LLC, an ethanol company, from April 2007 to April 2009. Mr. Mize also served as non-executive Chairman at Ceres Global AG, a Canadian public company that serves as a vehicle for agribusiness investments, from December 2007 to April 2010, and has served as an independent director of Ceres Global AG and a member of its audit committee since October 2013. Mr. Mize has also served Noble Group, Hong Kong, as Global Chief Operating Officer and Executive Director from July 2003 to December 2005 and as Non-Executive Director from December 2005 to December 2006. Previously, he was President of the Grain Processing Group at ConAgra Foods, Inc., President and Chief Executive Officer of ConAgra Malt and held various positions at Cargill, Inc. Mr. Mize holds a B.A. in Business and Marketing from Michigan State University. Mr. Mize brings international business experience to the board having previously held expatriate positions in Switzerland, Brazil and Hong Kong. We believe Mr. Mize’s qualifications to sit on our board of directors include his international experience, coupled with more than 35 years of experience in agribusiness.

Bruce A. Smith has served as a director of the Company since June 2010. Since January 2012, Mr. Bruce Smith has also served as a director of Ventech Engineers, Inc., a fully integrated engineering and procurement services company for the petroleum industry. In addition, since December 2011, he has served as a director and Chief Executive Officer of One Cypress Energy, a private crude logistics and marketing company. Since July 2010, he has also served as a member of the supervisory board of LyondellBasell Industries N.V., a publicly traded independent chemical company. Mr. Bruce Smith served as Chairman of Tesoro Corp. (“Tesoro”) from 1996 until June 2010, and from 1995 until May 2010 he served as Tesoro’s President and Chief Executive Officer. Between 1992 and 1995, Mr. Bruce Smith held positions as Tesoro’s Chief Operating Officer, Executive Vice President, Exploration and Production, and Chief Financial Officer. Under Mr. Bruce Smith’s leadership, Tesoro went from a small integrated oil company to a Fortune 100 refining and marketing company with a global supply chain and 650,000 barrels per day of production in the western U.S. From March 2002 to February 2008, Mr. Bruce Smith also served as a director of Noble Energy Corp., a publicly traded oil exploration and production company, where he served on the audit, compensation and corporate governance and nominating committees, including service as chair of the audit committee in 2005 and 2006 and chair of the compensation committee in 2003 and 2004. Mr. Bruce Smith holds an M.B.A. in finance from the University of Kansas and a B.A. in biology from Westminster College. We believe Mr. Bruce Smith’s qualifications to sit on our board of directors include his extensive senior leadership experience in the refining and marketing industry, his substantial management background and his previous experience serving as a director and chairman of the audit and compensation committees of a publicly traded company.

Stacy J. Smith has served as a director of the Company since June 2010. Since November 2011, Mr. Smith has also served as a director of Autodesk, Inc. Mr. Smith currently serves as Executive Vice President at Intel Corporation (“Intel”), a position he has held since 2010, as well as Chief Financial Officer, a position he has held since 2007, and director of Corporate Strategy. Previously, he was Intel’s Assistant Chief Financial Officer from 2006 to 2007, and Vice President, Finance and Enterprise Services and Chief Information Officer from 2004 to 2006, where he was responsible for Intel’s Information Technology Group. From 2002 to 2004, Mr. Smith was Intel’s Vice President, Sales and Marketing Group, and General Manager of Intel Europe, Middle East and Africa, where he was responsible for product sales and marketing across that region. Before then, he served in various finance positions at Intel, where he has been employed since 1988, working in the U.S., Asia, Europe and Latin America. Mr. Smith holds an M.B.A. in finance from the University of Texas and a B.A. in finance from the University of Texas. Mr. Smith brings global business leadership experience to our board of directors from his current position as Executive Vice President and Chief Financial Officer of Intel. We believe that Mr. Smith’s qualifications to sit on our board of directors include his experience serving for over 20 years in various finance and senior management positions for Intel and his experience overseeing and advising on strategy and financial matters, including financial reporting.

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

We have incurred net losses since our inception, including losses of $66.8 million, $60.7 million and $48.2 million during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, we had an accumulated deficit of $262.2 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues from the sale of isobutanol and related products have been limited. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial startup operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. Similarly, we may derive revenue from the sale of ethanol and related products during periods in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production and sale of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production. Additionally, we have generated limited revenue from the sale of products such as ATJ fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol at the Agri-Energy Facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements or our ATJ supply contracts are cancelled or we are unable to produce suitable ATJ material, our revenues could be adversely affected.

Furthermore, we expect to spend significant amounts on the further development and commercial implementation of our technology. We also expect to spend significant amounts acquiring and deploying additional equipment to attain final product specifications that may be required by future customers, acquiring or otherwise gaining access to additional ethanol plants and Retrofitting them for isobutanol production, on marketing, general and administrative expenses associated with our planned growth and on management of operations as a public company. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

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

To date, we have funded our operations primarily through equity offerings, issuances of debt, borrowing under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol. Based on our current plans and expectations, we will require additional funding to achieve our goals. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending against claims by others that we may be violating their intellectual property rights, including the current litigation with Butamax, will be significant. Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned and may seek to raise additional funds through public or private debt or equity financings in the near future. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

—	the timing of, and costs involved in developing and optimizing our technologies for full-scale commercial production of isobutanol;
—	the timing of, and costs involved in accessing existing ethanol plants;
—	the timing of, and costs involved in Retrofitting the plants we access with our technologies;
—	the costs involved in establishing enhanced yeast seed trains;
—	the costs involved in acquiring and deploying additional equipment to attain final product specifications that may be required by future customers;
—	the cost of operating, maintaining and increasing production capacity of the Retrofitted plants;
—	our ability to negotiate agreements supplying suitable biomass to our plants, and the timing and terms of those agreements;
—	the timing of, and the costs involved in developing adequate storage facilities for the isobutanol we produce;
—	our ability to gain market acceptance for isobutanol as a specialty chemical, gasoline blendstock and as a raw material for the production of hydrocarbons;

—	our ability to negotiate supply agreements for the isobutanol we produce, and the timing and terms of those agreements, including terms related to sales price;
—

our ability to negotiate sales of our isobutanol for full-scale production of butenes and other industrially useful chemicals and fuels, and the timing and terms of those sales, including terms related to sales price;

—	our ability to sell the iDGs™ left as a co-product of fermenting isobutanol from corn as animal feedstock;
—	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and
—

the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent, trademark and other intellectual property claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, our ability to raise additional funds may be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with TriplePoint. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

—	our research and development activities;
—	our plans to access and/or Retrofit existing ethanol facilities; our production of isobutanol at Retrofitted plants; and/or
—	our activities in developing storage capacity and negotiating supply agreements that may be necessary for the commercialization of our isobutanol production.

Our Retrofit of the Agri-Energy Facility is our first commercial Retrofit and, as a result, our full-scale commercial production of isobutanol at the Agri-Energy Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In September 2010, we acquired ownership of the Agri-Energy Facility in Luverne, Minnesota. To date, we have successfully demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock at the Agri-Energy Facility. Cost overruns or other unexpected difficulties related to transitioning to sugars obtained from corn mash, increasing production levels at this facility to nameplate capacity and achieving our target customers’ product specifications could cause the final Retrofit to take longer or cost more than we anticipate which could increase our need for funding.   We may also incur additional costs in order to ensure that the Agri-Energy Facility can produce both isobutanol and ethanol simultaneously. Such funds may not be available when we need them, on terms that are acceptable to us or at all. In addition, our ability to raise additional funds may be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Agri-Energy Facility and achieve full-scale commercial production at this facility may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

We have entered into a joint venture with Redfield Energy, LLC to Retrofit the Redfield Facility, and our production of isobutanol at the Redfield Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In June 2011, we acquired access to the Redfield Facility, a 50 MGPY ethanol production facility located near Redfield, South Dakota, pursuant to our joint venture with Redfield. We intend to Retrofit this facility to produce isobutanol, and will need access to additional capital in order to commence the Retrofit. Although we will be able to apply our experience from the Retrofit of the Agri-Energy Facility, no two ethanol facilities are exactly alike, and each Retrofit will require individualized engineering and design work. Cost overruns or other unexpected difficulties unique to the Redfield Facility could cause the Retrofit to cost more than we anticipate which could further increase our need for funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our full-scale commercial production of isobutanol at this facility. In addition, our ability to raise additional funds may be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to complete the Retrofit of the Redfield Facility, which is not yet underway, or acquire access to or Retrofit additional ethanol plants may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, such as if Butamax is successful in its lawsuits alleging that we are infringing its patents for the production of isobutanol using certain microbial host cells.

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending ourselves against lawsuits filed by Butamax alleging that we have infringed eight patents, including five patents covering certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells, a patent covering a modified Pseudomonas KARI enzyme, a patent covering a modified E. coli KARI enzyme, and a patent covering the use of L. lactis and S. mutans dihydroxy acid dehydratase enzymes in yeast. The litigation with Butamax is dynamic. We have filed complaints alleging infringement of certain of our patents by Butamax and we anticipate that additional patents involving the isobutanol production process that are issued to Butamax, its members or us will be involved in litigation. The next District Court trial for the Butamax litigation is scheduled for July 2014 and additional trials are currently scheduled for August 2014 and 2015. Also, on April 19, 2013 Butamax filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the District Court of Delaware’s Memorandum and Order of March 19, 2013, and the District Court of Delaware’s Amended Final Judgment of April 10, 2013, relating to Case No. 1:11-cv-00054-SLR. In that case, Butamax alleged that we were infringing one or more claims of U.S. Patent Nos. 7,851,188 and 7,993,889. Following the court’s construction of a key term in the patents and its ruling of no infringement under the doctrine of equivalents, Butamax stipulated to no literal infringement under the court’s construction and the court entered judgment. The hearing for Butamax’s appeal to the U.S. Court of Appeals for the Federal Circuit was held on November 7, 2013. On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent (each as defined below) by the United States District Court for the District of Delaware (the “Delaware District Court”) and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction.  The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of Gevo’s motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of Gevo’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The Delaware District Court has scheduled a mediation session between Gevo and Butamax on June 5, 2014.

Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the U.S. may divert management time from focusing on business operations, could cause us to spend significant amounts of money and may have no guarantee of success. Any current and future intellectual property litigation could also force us to do one or more of the following:

—	stop selling, incorporating, manufacturing or using our products that use the subject intellectual property;
—	obtain from a third party asserting its intellectual property rights, a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
—

redesign those products or processes, such as our process for producing isobutanol, that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically infeasible;

—	pay attorneys’ fees and expenses; or
—	pay damages, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights.

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

Since commencing initial startup operations for the production of isobutanol at the Agri-Energy Facility in May 2012, we have encountered some production challenges, including contamination issues, which have resulted in lower than planned isobutanol production.  While we have resumed limited production of isobutanol at the Agri-Energy Facility, this is our first commercial isobutanol production facility and  we may encounter further production challenges, including, but not limited to, being unable to manage plant contamination, and we may need to add additional processing steps or incur additional capital expenditures to achieve our target customers’ product specifications. Any such production challenges may delay our ramp up of production capacity, prevent us from producing significant quantities of isobutanol, significantly increase our cost to produce isobutanol, or cause us to temporarily switch to producing ethanol or produce both products simultaneously, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our Retrofits, including the Retrofit of the Agri-Energy Facility, may include additional equipment that we believe will allow us to switch between ethanol and isobutanol production, or produce both products simultaneously, but we cannot guarantee that we will be successful in switching between isobutanol and ethanol production, or producing both products simultaneously, in a timely or efficient manner at these facilities.

While we have designed the Retrofit of the Agri-Energy Facility to allow the capability to switch between isobutanol and ethanol production, or produce both products simultaneously, which may, subject to regulatory factors and depending on market conditions, mitigate certain significant risks associated with startup operations for isobutanol production, there can be no assurance that we will be able to revert to ethanol production, or produce both products simultaneously, or that it will make sense, based on the then-current economic conditions for the production of ethanol, to do so. Even if we are able to revert to ethanol production, or produce both products simultaneously, the facility may produce ethanol less efficiently or in lower volumes than it did prior to the Retrofit and such ethanol production may not generate positive economic returns. If we are unable to produce isobutanol at the volumes, rates and costs that we expect and are unable to revert to ethanol production at full capacity, or produce both products simultaneously, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

We may not be successful in the development of individual steps in, or an integrated process for, the production of commercial quantities of isobutanol from plant feedstocks in a timely or economic manner, or at all.

As of December 31, 2013, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to nameplate production levels. The production of isobutanol requires multiple integrated steps, including:

—	obtaining the plant feedstocks;
—	treatment with enzymes to produce fermentable sugars;
—	fermentation by organisms to produce isobutanol from the fermentable sugars;
—	distillation of the isobutanol to concentrate and separate it from other materials;
—	purification of the isobutanol; and
—	storage and distribution of the isobutanol.

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced commercial volumes of isobutanol at nameplate production levels. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the one MGPY demonstration facility and at the Agri-Energy Facility, such production was not at full nameplate capacity. Our startup runs during the first half of 2013 were primarily focused on producing isobutanol from dextrose (sugar) and challenges remain in achieving substantial production volumes with other sugars, including sugars obtained from corn mash. The risk of contamination and other problems rise as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

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

Even if we successfully identify a facility suitable for efficient Retrofitting, we may not be able to acquire access to such facility in a timely manner, if at all. The owners of the ethanol facility may reach an agreement with another party, refuse to consider a joint venture, acquisition, lease or license, or demand more or different consideration than we are willing to provide. In particular, if the profitability of ethanol production increases, plant owners may be less likely to consider modifying their production, and thus may be less willing to negotiate with us or agree to allow us to Retrofit their facilities for isobutanol production. We may also find that it is necessary to offer special terms, incentives and/or rebates to owners of ethanol facilities that allow us to access and Retrofit their facilities while our production technology is being proven on a commercial scale. Even if the owners of a facility are interested in reaching an agreement that grants us access to the plant, negotiations may take longer or cost more than we expect, and we may never achieve a final agreement. Further, our ability to raise additional funds may be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, and we may not be able to raise capital on acceptable terms, or at all, to finance our joint venture, acquisition, participation or lease of facilities.

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

Our Retrofit design to convert existing ethanol production capacity to isobutanol production capacity was developed in cooperation with ICM and is based on ICM technology. There is no guarantee that this Retrofit design will be compatible with existing ethanol facilities that do not utilize ICM technology. Before we can Retrofit such facilities, we may need to modify them to be compatible with our Retrofit design. This may require significant additional expenditure of time and money, and there is no guarantee such modification will be successful.

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

Though our Retrofit design for the Agri-Energy Facility includes the capability to switch between isobutanol and ethanol production, or produce both products simultaneously, we may be unable to successfully revert to ethanol production, or produce both products simultaneously, or the facility may produce ethanol less efficiently or in lower volumes than it did before the Retrofit. In addition, we may be unable to secure the necessary regulatory approvals and permits to switch between isobutanol and ethanol production, or produce both products simultaneously, in a timely manner, or at all. Thus, if we fail to achieve commercial levels of isobutanol production at a Retrofitted facility, we may be unable to rely on ethanol production as an alternative or additional revenue source, which could have a material adverse effect on our prospects.

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

Even if we produce isobutanol at our targeted rates, we may be unable to produce isobutanol that meets customer specifications as defined in ASTM D7862 “Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel.” We may need to add additional processing steps or incur capital expenditures in order to meet customer specifications which could add significant costs to our production process. For example, at the Agri-Energy Facility we intend to acquire and install a product purification column, which we believe will allow us to achieve our target customers’ product specifications without continuing to rely on third-party contract tolling providers. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to meet defined high-purity isobutanol product standards. A failure to successfully meet the specifications of our potential customers could decrease demand, and significantly hinder market adoption of our products.

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

Ultimately, our yeast biocatalyst may not be able to meet the commercial performance targets at nameplate production capacity using sugars obtained from corn mash in a timely manner, or ever. In addition, the risk of contamination and other problems may increase as we seek to ramp up our production capacity, which could negatively impact our cost of production. If we encounter difficulties in optimizing our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

Large-scale commercialization of our isobutanol may require approvals from state and federal agencies. Before we can sell isobutanol as a fuel or as a gasoline blendstock directly to large petroleum refiners, we must receive EPA fuel certification. We have filed EPA Part 79 registration to move our small business registration to a full registration (including Tier 1 EPA testing), and the approval process may require significant time. Approval can be delayed for years, and there is no guarantee of receiving it. Additionally, California requires that fuels meet both its fuel certification requirements and a separate state low-carbon fuel standard. Any delay in receiving approval will slow or prevent the commercialization of our isobutanol for fuel markets, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale or issuance of equity, warrants or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. If we raise capital through debt financing, it may involve agreements that include covenants further limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our development and commercialization efforts.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of investment research analysts or investors, which could cause our stock price to decline.

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations are described elsewhere in this Report and other reports that we have filed with the SEC. Accordingly, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

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

The ethanol facilities that we have Retrofitted or plan to Retrofit to produce isobutanol, including the Agri-Energy Facility and the Redfield Facility, use significant amounts of natural gas to produce ethanol. After Retrofit with our GIFT® technology, these facilities will continue to require natural gas to produce isobutanol. Accordingly, our business is dependent upon natural gas supplied by third parties. Should the price of natural gas increase, our performance could suffer. Likewise, disruptions in the supply of natural gas could have a material impact on our business and results of operations.

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

From September 2010 through May 2012, we sold distiller’s grains as a co-product from the production of ethanol at the Agri-Energy Facility. Similarly, we plan to sell distiller’s grains during any period in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production, or produce both products simultaneously. We may also sell distiller’s grains produced by other ethanol facilities that we acquire, enter into a joint venture or tolling arrangement with, or license to in the future. We also plan to sell the iDGs™ that will be produced as a co-product of our commercial isobutanol production. Distiller’s grains and iDGs™ compete with other animal feed products, and decreases in the prices of these other products could decrease the demand for and price of distiller’s grains and iDGs™. Additionally, we have not yet produced commercial iDGs™ and, as such, there is a risk that our iDGs™ may not meet market requirements. If the price of distiller’s grains and iDGs™ decreases or our iDGs™ do not meet market requirements, our revenue from the sale of distiller’s grains and future revenue from the sale of iDGs™ could suffer, which could have a material adverse effect on our financial condition.

To the extent that we produce ethanol at accessed plants before commencing isobutanol production, or during periods in which we make the strategic decision to revert to ethanol production or produce both products simultaneously, we will be vulnerable to fluctuations in the price of and cost to produce ethanol.

We believe that, like the Agri-Energy Facility, the other ethanol production facilities we access can continue to produce ethanol during most of the Retrofit process. In certain cases, we expect to obtain income from this ethanol production. Further, we have designed our isobutanol production technology (including the Retrofit of the Agri-Energy Facility) to allow us to revert to ethanol production at certain facilities, or produce both products simultaneously, when the economic conditions for ethanol production make such production desirable. Our earnings from ethanol revenue will be dependent on the price of, demand for and cost to produce ethanol. Decreases in the price of ethanol, whether caused by decreases in gasoline prices, changes in regulations, seasonal fluctuations or otherwise, will reduce our revenues, while increases in the cost of production will reduce our margins. Many of these risks, including fluctuations in feedstock costs and natural gas costs, are identical to risks we will face in the production of isobutanol. To the extent that ethanol production costs increase or price decreases, earnings from ethanol production could suffer, which could have a material adverse effect on our business.

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

The market for biofuels is heavily influenced by foreign, federal, state and local government regulations and policies. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that required nearly 14 billion gallons of liquid transportation fuels sold in 2011 to come from alternative sources, including biofuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels as defined by the U.S. Congress. The EPA has set the renewable fuels volume requirement for 2013 at 16.55 billion gallons. In the U.S., and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause the demand for biofuels to decline and deter investment in the research and development of biofuels. For example, the Energy and Commerce Committee of the U.S. House of Representatives has undertaken an assessment of the RFS program and has published five white papers on the subject during the current congressional period. The EPA has also said that it plans to assess the E10 blendwall and current infrastructure and market-based limitations to the consumption of ethanol in gasoline-ethanol blends above E10. In particular, the EPA is proposing to cut the volume requirements for advanced biofuels by more than 40% when compared to the requirements currently written into the statue. This proposal has created significant concern throughout the biofuels industry, many of which were voiced by the biofuels industry during the public comment period. This type of legislative activity can create concern in the marketplace about the long-term sustainability of governmental policies. The absence of tax credits, subsidies and other incentives in the U.S. and foreign markets for biofuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products, which would adversely affect our business. The resulting market uncertainty regarding current and future standards and policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers.

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

If appropriate opportunities become available, we expect to acquire businesses, assets, technologies or products to enhance our business in the future. In connection with any future acquisitions, we could, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with TriplePoint:

—	issue additional equity securities which would dilute our current stockholders;
—	incur substantial debt to fund the acquisitions; or
—	assume significant liabilities.

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

Realizing the anticipated benefits of joint ventures, including projected increases to production capacity and additional revenue opportunities, involves a number of potential challenges. The failure to meet these challenges could seriously harm our financial condition and results of operations. Joint ventures are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs related to such arrangements, including:

—	difficulties negotiating joint venture agreements with favorable terms and establishing relevant performance metrics;
—	difficulties completing the Retrofits of the accessed facilities using our integrated fermentation technology;
—	the inability to meet applicable performance targets related to the production of isobutanol;
—	difficulties obtaining the permits and approvals required to produce and sell our products in different geographic areas;
—	complexities associated with managing the geographic separation of accessed facilities;
—	diversion of management attention from ongoing business concerns to matters related to the joint ventures;
—	difficulties maintaining effective relationships with personnel from different corporate cultures; and
—	the inability to generate sufficient revenue to offset Retrofit costs.

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

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs and harm our research and development efforts, we may be unable to pursue partnerships or develop our own products and it may trigger an event of default under the agreements governing our indebtedness, including our secured indebtedness with TriplePoint.

Our business is complex and we intend to target a variety of markets. Therefore, it is critical that our management team and employee workforce are knowledgeable in the areas in which we operate. The loss of any key members of our management, including our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the advanced biofuels area, or due to the limited availability of personnel with the qualifications or experience necessary for our renewable chemicals and advanced biofuels business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our partners and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. Additionally, certain changes in our management could trigger an event of default under the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, and we could be forced to pay the outstanding balance of the loan(s) in full. All of our employees are at-will employees, meaning that either the employee or we may terminate their employment at any time.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of December 31, 2013, we exclusively licensed rights to 94 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 393 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only 27 of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

Biofuels companies may also provide substantial competition in the hydrocarbon fuels market. With respect to production of renewable gasoline, biofuels competitors are numerous and include both large established companies and numerous startups. For example, Virent Energy Systems, Inc. has developed a process for making gasoline and gasoline blendstocks and Kior, Inc. has developed a technology platform to convert biomass into renewable crude oil. Many other competitors may do so as well. In the jet fuel market, we will face competition from companies such as Synthetic Genomics, Inc., Solazyme, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation that are pursuing production of jet fuel from algae-based technology. Renewable Energy Group, Inc. and others are also targeting production of jet fuels from renewable biomass. We may also face competition from companies working to produce jet fuel from hydrogenated fatty acid methyl esters. In the diesel fuels market, competitors such as Amyris Biotechnologies, Inc. and Renewable Energy Group, Inc. have developed technologies for production of alternative hydrocarbon diesel fuel.

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

The terms of the agreements governing our indebtedness, including our secured indebtedness with TriplePoint and the Indenture governing the Convertible Notes, may restrict our ability to engage in certain transactions and settlement of the Convertible Notes through early conversion could result in further dilution to our existing stockholders.

In August 2010, our wholly owned subsidiary, Gevo Development, borrowed $12.5 million to finance its acquisition of Agri-Energy pursuant to the Original Agri-Energy Loan Agreement with TriplePoint, and immediately following such acquisition Agri-Energy assumed such obligations as borrower. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol. In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities. On January 6, 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities, bringing the total borrowed under the additional term loan facilities at December 31, 2013 to $15.0 million. Concurrently with the execution of the Amended Agri-Energy Loan Agreement, Gevo, Inc. entered into the Gevo Security Agreement with TriplePoint, which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. The terms of the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from engaging in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of the applicable lender. If the lender does not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the loan in full.

In June 2012, Gevo, Inc. entered into the Security Agreement Amendment to the Gevo Security Agreement and an amendment to the Gevo Loan Agreement which, among other things: (i)  added as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes, including regularly scheduled interest payments, (ii) added a negative covenant whereby we could not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (iii) added a prohibition on making any Coupon Make-Whole Payments upon conversion of the Convertible Notes in cash prior to the payment of all remaining outstanding obligations in full under the Amended Agri-Energy Loan Agreement. In December 2013, in connection with our offering of common stock units we further amended our arrangement with TriplePoint to, among other things:  (i) grant TriplePoint a lien and security interest in all of the intellectual property of the Company; and (ii) expand the events of default to add as an event of default the repurchase of the warrants. If we take any of the actions prohibited by the amendments, we could be forced to pay the outstanding balance of the loan in full.  As of December 31, 2013, the aggregate outstanding principal and final payments under the Amended Agri-Energy Loan Agreement was approximately $11.1 million.

If holders of the Convertible Notes elect to convert some or all of their Convertible Notes prior to July 1, 2017, our satisfaction of the Coupon Make-Whole Payments due to such note holders may cause dilution to our existing stockholders because certain limitations in the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may require us to make such payments in shares of common stock rather than cash. As of December 31, 2013, we have issued 2,957,775 shares of our common stock in satisfaction of Coupon Make-Whole Payments due in connection with the conversion of the Convertible Notes.

If a Fundamental Change occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. In addition, if a Fundamental Change occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such Fundamental Change. In addition, the Indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. If an extraordinary transaction occurs, holders of warrants will have the right, at their option, to require us to repurchase the unexercised portion of such warrants for an amount in cash equal to the value of the warrants, as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

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

—

public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products and processes, which could influence public acceptance of our technologies, products and processes;

—

public attitudes regarding and potential changes to laws governing ownership of genetic material, which could harm our intellectual property rights with respect to our genetic material and discourage others from supporting, developing or commercializing our products, processes and technologies;

—

public attitudes and ethical concerns surrounding production of feedstocks on land which could be used to grow food, which could influence public acceptance of our technologies, products and processes;

—	governmental reaction to negative publicity concerning genetically engineered organisms, which could result in greater government regulation of genetic research and derivative products; and
—	governmental reaction to negative publicity concerning feedstocks produced on land which could be used to grow food, which could result in greater government regulation of feedstock sources.

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

We have net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire at various times over the next 20 years. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. We may have experienced one or more ownership changes in prior years, and the issuance of shares in connection with our initial public offering may itself have triggered an ownership change. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change, as may future equity offerings or acquisitions that have equity as a component of the purchase price. If an ownership change has occurred or does occur in the future, our ability to utilize our net operating losses to offset income if we attain profitability may be limited.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2013. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning our Securities

We may incur additional indebtedness in the future. Any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of December 31, 2013, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan Agreement was approximately $11.1 million. In addition, we incurred $45.0 million of senior indebtedness when we sold the Convertible Notes in July 2012, of which $26.9 million is outstanding as of December 31, 2013. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

—	increasing our vulnerability to adverse economic and industry conditions;
—	limiting our ability to obtain additional financing;
—	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;
—	limiting our flexibility in planning for, or reacting to, changes in our business; and
—	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness or any other indebtedness which we may incur in the future, we would be in default, which would permit the holders of the Convertible Notes and such other indebtedness to accelerate the maturity of the Convertible Notes and such other indebtedness and could cause defaults under the Convertible Notes and such other indebtedness. Any default under the Convertible Notes or such other indebtedness could have a material adverse effect on our business, results of operations and financial condition.

We and our subsidiaries may incur substantially more debt or take other actions which would intensify the risks discussed above.

We and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the Indenture. Under the terms of the Indenture, we will not be restricted from incurring additional debt, securing future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Such actions may, however, be limited by the terms of the agreements governing our indebtedness, including our secured indebtedness with TriplePoint. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning Our Securities” section could intensify.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value.

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $26.36 and a low of $1.12.

We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

—	actual or anticipated fluctuations in our financial condition and operating results;
—	the position of our cash and cash equivalents;
—	actual or anticipated changes in our growth rate relative to our competitors;
—	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
—	announcements of technological innovations by us, our partners or our competitors;
—	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
—	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;
—	our ability to consistently produce commercial quantities of isobutanol at the Agri-Energy Facility and ramp up production to nameplate capacity;

—	additions or losses of customers;
—	additions or departures of key management or scientific personnel;
—	competition from existing products or new products that may emerge;
—	issuance of new or updated research reports by securities or industry analysts;
—	fluctuations in the valuation of companies perceived by investors to be comparable to us;
—	litigation involving us, our general industry or both;
—	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
—

changes in existing laws, regulations and policies applicable to our business and products, including the Renewable Fuel Standard (“RFS”) program, and the adoption of or failure to adopt carbon emissions regulation;

—	announcements or expectations of additional financing efforts;
—	sales of our common stock or equity-linked securities, such as warrants, by us or our stockholders;
—	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
—	general market conditions in our industry; and
—	general economic and market conditions, including the recent financial crisis.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock, regardless of our operating performance, and cause the value of your investment to decline. Because the Convertible Notes and the Warrants are convertible or exercisable into our common stock, volatility or a reduction in the market price of our common stock could have an adverse effect on their trading price. Holders who receive common stock upon conversion of the Convertible Notes or exercise of the Warrants will also be subject to the risk of volatility and a reduction in the market price of our common stock. In addition, the existence of the Convertible Notes and the Warrants may encourage short selling in our common stock by market participants because the conversion of the Convertible Notes or exercise of the Warrants could depress the price of our common stock.

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

The price of our common stock could also be affected by possible sales of common stock by investors who view the Convertible Notes or Warrants as a more attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock. The hedging or arbitrage could, in turn, affect the trading prices of the Convertible Notes and Warrants, or any common stock that holders receive upon conversion of the Convertible Notes or exercise of the Warrants.

Sales of a substantial number of shares of our common stock or securities linked to our common stock, such as the Convertible Notes and Warrants, in the public market could occur at any time. These sales, or the perception in the market that such sales may occur, could reduce the market price of our common stock.

Stockholders as of December 31, 2013 who own more than 5% of our outstanding common stock, which consists of two stockholders, collectively have ownership of approximately 20% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

We may not have the ability to pay interest on the Convertible Notes or to repurchase or redeem the Convertible Notes.

The Convertible Notes, which had a principal balance of $26.9 million at December 31, 2013, bear interest at a rate of 7.5% per year, payable in cash semi-annually in arrears on January 1 and July 1 of each year. If a Fundamental Change (as defined in the Indenture) occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. It would be a Fundamental Change under the Indenture if, among other things, our common stock is not listed on a national securities exchange. The failure by us to meet the minimum listing requirements for the exchange could result in our common stock being delisted from the exchange and trigger a Fundamental Change. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% plus accrued and unpaid interest, to, but not including, the repurchase date. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay any cash amounts that may become due upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, unless we are able to obtain the applicable lender’s consent prior to the taking of such action.

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

If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of our indebtedness, obtain additional funds through public or private debt or equity financings, reduce expenditures or sell assets that we deem necessary to our business. Our ability to take some or all of these actions will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, and we cannot assure you that any of these measures would be possible or that any additional financing could be obtained on favorable terms, or at all. The inability to obtain additional financing on commercially reasonable terms could have a material adverse effect on our financial condition, which could cause the value of your investment to decline. Additionally, if we were to conduct a public or private offering of securities, any new offering would be likely to dilute our stockholders’ equity ownership.

We may not be permitted, by the agreements governing our secured indebtedness, to repurchase the Convertible Notes.

If a Fundamental Change occurs, the holders of the Convertible Notes may require us to repurchase all or a portion of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date. However, the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the Convertible Notes or any amounts payable in connection with a Fundamental Change. In the event that a Fundamental Change occurs at a time when we are prohibited from repurchasing the Convertible Notes, we would need to seek the consent of one or more of our lenders to repurchase the Convertible Notes from the holders or we would otherwise be risking an event of default under the agreements governing our indebtedness, including our secured indebtedness with TriplePoint. If we were unable to obtain such consent, compliance with the terms of the Convertible Notes may trigger an event of default under such agreements.

Although the Convertible Notes are referred to as “senior notes,” the Convertible Notes are unsecured and are effectively subordinated to our secured indebtedness and effectively subordinated to all liabilities of our subsidiaries from time to time outstanding.

The Convertible Notes are obligations only of Gevo, Inc. and are not guaranteed by our subsidiaries or secured by any of our or their properties or assets. The Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and effectively subordinated to all existing and future liabilities of our subsidiaries, including trade payables. Our subsidiaries are separate legal entities and have no obligation to pay any amounts due pursuant to the Convertible Notes. Our subsidiaries conduct a significant amount of our business, and may incur significant liabilities in connection with such business. As of December 31, 2013, our subsidiaries had indebtedness and other obligations in the amount of approximately $15.5 million. These amounts of indebtedness structurally rank senior to the Convertible Notes.

In any liquidation, dissolution, bankruptcy or other similar proceeding, holders of our secured debt may assert rights against any assets securing such debt in order to receive full payment of the debt before those assets may be used to pay the holders of the Convertible Notes. In such an event, we may not have sufficient assets remaining to pay amounts due on any or all of the Convertible Notes. At December 31, 2013, on a consolidated basis, we had approximately $11.1 million in aggregate principal amount of secured indebtedness outstanding. In addition, the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from making payments on the Convertible Notes that are not regularly scheduled payments.

We have made only limited covenants in the Indenture, and these limited covenants may not protect the value of an investment in the Convertible Notes.

The Indenture governing the Convertible Notes does not:

—

require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, does not protect holders of the Convertible Notes in the event that we experience significant adverse changes in our financial condition or results of operations;

—	limit our subsidiaries’ ability to incur indebtedness that would effectively rank senior to the Convertible Notes;
—	limit our ability to incur secured indebtedness that would effectively rank senior to the Convertible Notes or indebtedness that is equal in right of payment to the Convertible Notes;
—	restrict our subsidiaries’ ability to issue securities that would be senior to the common stock of our subsidiaries held by us;
—	restrict our ability to repurchase our securities;
—	restrict our ability to pledge our assets or those of our subsidiaries; or
—	restrict our ability to make investments or to pay dividends or make other payments in respect of our common stock or other securities ranking junior to the Convertible Notes.

Furthermore, the Indenture contains only limited protections in the event of a change in control. We could engage in many types of transactions, such as acquisitions, refinancings or recapitalizations that could substantially affect our capital structure and the value of the Convertible Notes and our common stock but would not constitute a “Fundamental Change” that permits holders to require us to repurchase their Convertible Notes.

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

The Indenture requires us to furnish our SEC filings to the trustee no more than 15 days after the date on which we would have been required to file them with the SEC. The Indenture also requires us to comply with certain filing requirements as set forth in the Trust Indenture Act of 1939, as amended. However, the Indenture does not require us to file any such reports on a timely basis with the SEC. Accordingly, holders of Convertible Notes may not be able to accelerate the maturity of the Convertible Notes if we fail to make our SEC filings in a timely manner.

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

We do not intend to apply for listing of the Convertible Notes on any securities exchange or to arrange for quotation on any interdealer quotation system. The liquidity of the trading market in the Convertible Notes, and the market price quoted for these Convertible Notes, may be adversely affected by, among other things:

—	changes in the overall market for debt securities;
—	changes in our financial performance or prospects;
—	the prospects for companies in our industry generally;
—	the number of holders of the Convertible Notes;
—	the interest of securities dealers in making a market for the Convertible Notes;
—	the time remaining to the maturity of the Convertible Notes;
—	the outstanding amount of the Convertible Notes;
—	the market price and volatility of our common stock; and
—	prevailing interest rates.

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

Future issuances of our common stock or instruments convertible or exercisable into our common stock, including in connection with conversions of Convertible Notes or exercises of warrants, may materially and adversely affect the price of our common stock, the Warrants and the Convertible Notes and cause dilution to our existing stockholders.

We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with TriplePoint. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock and, in turn, the price of the Warrants. In addition, the conversion of some or all of the Convertible Notes and/or exercise of our Warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock and Warrants. Additionally, under the terms of the Warrants, in the event that a Warrant is exercised at a time when we do not have an effective registration statement covering the underlying shares of common stock on file with the SEC, such Warrant must be net exercised, which will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such Warrant.

As of December 31, 2013, there were 9,708,296 shares of common stock issuable upon conversion of the outstanding Convertible Notes at the conversion rate in effect on December 31, 2013 (which amount includes 4,982,782 shares of common stock issuable in full satisfaction of the Coupon Make-Whole Payments due in connection therewith). If our stock price decreases, the number of shares we would be required to deliver in connection with the Coupon Make-Whole payments would increase. As of December 31, 2013, approximately $18.1 million in principal amount of the Convertible Notes has been converted in exchange for 3,179,608 shares of our common stock. The anticipated conversion of the remaining approximately $26.9 million in principal amount of Convertible Notes into shares of our common stock could depress the trading price of our common stock and Warrants.

Holders of the Convertible Notes that elect to convert some or all of their Convertible Notes prior to July 1, 2017 will be entitled to receive a Coupon Make-Whole Payment for the Convertible Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the Coupon Make-Whole Payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Given that the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the Convertible Notes or making cash payments in respect of the Coupon Make-Whole Payment upon a conversion, we may be unable to make such payment in cash. As of December 31, 2013, we have issued 2,957,775 shares of our common stock in satisfaction of Coupon Make-Whole Payments due in connection with the conversion of the Convertible Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

The issuance of share-based payment awards under our stock incentive plan may cause dilution to our existing stockholders and may affect the market price of our common stock.

We have used, and in the future we may continue to use, stock options, stock grants and other equity-based incentives, either pursuant to our Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), or outside of the 2010 Plan, to provide motivation and compensation to our directors, officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price.

As of December 31, 2013, there were 2,871,563 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of the Warrants.

As of December 31, 2013, we have 7,316,717 shares of common stock reserved for issuance under our stock incentive plans and our employee stock purchase plan. These shares can be freely sold in the public market upon issuance and once vested.

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

We are subject to anti-takeover provisions in our amended and restated certificate of incorporation, as amended (our “Certificate of Incorporation”), and amended and restated bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.

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

Concentration of ownership among our affiliates may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our affiliates who held our common stock as of December 31, 2013 together control approximately 23% of our outstanding common stock, with a single stockholder, Khosla Ventures I, L.P. and its affiliates, controlling approximately 14% of our outstanding common stock. If our affiliates or a group of our affiliates act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, our affiliates, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders and holders of Warrants. This concentration of ownership could depress our stock price, which would in turn depress the trading price of the common stock and Warrants.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline. The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business.

We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline which in turn would likely cause a decline in the value of the Warrants and the Convertible Notes. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price and the price of the Warrants and Convertible Notes to decline or the trading volume of such securities to decline.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

Under the terms of the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement. Agri-Energy is also permitted to make dividends and distributions to Gevo, Inc. for certain defined purposes related to the Convertible Notes. Accordingly, even if we decide to pay cash dividends in the future, we may not be able to access cash generated by Agri-Energy if amounts are then outstanding pursuant to such agreements. We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

We may not be able to comply with all applicable listing requirements or standards of the NASDAQ Global Market and NASDAQ could delist our common stock.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to comply with applicable listing standards. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange. Furthermore, it would be a Fundamental Change under the Indenture if our common stock is not listed on a national securities exchange. In such circumstance we would be required to offer to repurchase the

Convertible Notes at 100% plus accrued and unpaid interest, to, but not including, the repurchase date. Such offers may be prohibited by the agreements governing our indebtedness, including our secured indebtedness with TriplePoint.

Significant holders or beneficial holders of our common stock may not be permitted to exercise Warrants that they hold.

The Warrant Agreement governing the Warrants will prohibit a holder from exercising its Warrants if doing so would result in such holder beneficially owning more than 19.999% of our common stock or any other Class. Furthermore, during any period in which a holder beneficially owns less than 10% of our common stock or any other Class, the Warrant Agreement will limit the ability of such holder to exercise its Warrants if doing so would result in such holder beneficially owning more than 9.999% of our common stock or any other Class. Also, during any period in which a holder beneficially owns less than 5% of our common stock or any other Class, the Warrant Agreement will limit the ability of such holder to exercise its Warrants if doing so would result in such holder beneficially owning more than 4.999% of our common stock or any other Class. As a result, a holder of Warrants may not be able to exercise its Warrants for shares of our common stock at a time when it would be financially beneficial for them to do so. In such circumstance they could seek to sell their Warrants to realize value, but they may be unable to do so.

We cannot assure you that an active trading market will be maintained for the Warrants.

If an active trading market is not maintained, the market price and liquidity of the Warrants may be adversely affected. In that case, investors in the Warrants may not be able to sell the Warrants at a particular time or at a favorable price.

Holders of our Warrants will have no rights as common stockholders until such holders exercise their Warrants and acquire our common stock.

Until a holder of our Warrants acquires shares of our common stock upon exercise of their Warrants, they will have no rights with respect to the shares of our common stock underlying such Warrants. Upon exercise of our Warrants, the holder thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

The exercise price for the Warrants will not be adjusted for all dilutive events.

The exercise price for the Warrants is subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock at a price per share less than the exercise price of the Warrants. However, the exercise rate will not be adjusted for other events, including the issuance of certain rights, options or Warrants, distributions of capital stock, indebtedness, or assets and cash dividends. Accordingly, an event that adversely affects the value of the Warrants may occur, and that event may not result in an adjustment to the exercise price.

We may not be permitted by the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, to repurchase the Warrants, and we may not have the ability to do so.

Under certain circumstances, if an extraordinary transaction (as defined in the Warrants) occurs, holders of the Warrants may require us to repurchase, for cash, the remaining unexercised portion of such Warrants for an amount of cash equal to the value of the Warrant as determined in accordance with the Black Scholes option pricing model and the terms of the Warrants. Our ability to repurchase the Warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase the Warrants. In addition, any such repurchase of the Warrants may result in a default under the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, unless we are able to obtain the applicable lender’s consent prior to the taking of such action. If we were unable to obtain such consent, compliance with the terms of the Warrants could trigger an event of default under such agreements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and research and development laboratories, included in our Gevo, Inc. segment, are located in Englewood, Colorado, where we occupy approximately 29,865 square feet of office and laboratory space. Our lease for this facility expires in July 2016. We believe that the facility that we currently lease is adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth. Our subsidiary, Agri-Energy, included in our Gevo Development/Agri-Energy segment, owns and operates an ethanol and isobutanol production facility in Luverne, Minnesota on approximately 55 acres of land and contains approximately 50,000 square feet of building space. The production facility was originally constructed in 1998. The land and buildings are owned by Agri-Energy which granted to TriplePoint a mortgage lien and security interest in such property to secure its obligations under the Amended Agri-Energy Loan Agreement with TriplePoint.

Item 3.	Legal Proceedings

On January 14, 2011, Butamax filed a complaint (the “Complaint”) in the Delaware District Court, as Case No. 1:11-cv-00054-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, we filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

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

On September 13, 2011, we filed an answer to the Amended Complaint in which we asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375 (the “’375 Patent”), entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376 (the “’376 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The counterclaims sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims were set for trial in August 2013. On July 26, 2013, the Delaware District Court issued an order regarding claim construction and summary judgment of Gevo’s counterclaims involving the ’375 and ’376 Patents. Both parties had asked the Delaware District Court to resolve certain issues regarding the ’375 and ’376 Patents without a trial by seeking summary judgment from the Delaware District Court. Butamax had filed motions seeking summary judgment that it did not infringe such patents and the Delaware District Court granted Butamax’s motions on this issue. Butamax had also moved for summary judgment of invalidity on both patents. The Delaware District Court granted Butamax’s motion of invalidity on the ’375 Patent, but denied Butamax’s motion of invalidity on the ’376 Patent. On August 8, 2013, an order was issued by the Delaware District Court which entered a final judgment of non-infringement in favor of Butamax and DuPont with respect to the claims of the ’375 and ’376 Patents. The August 8, 2013 order also entered a final judgment of invalidity in favor of Butamax and DuPont with respect to the claims of the ’375 Patent. In addition, it was further ordered that the Butamax and DuPont claims and counterclaims relating to the unenforceability of the ’375 Patent, and the invalidity and/or unenforceability of the ’376 Patent, would be dismissed without prejudice, and that the Butamax and DuPont claims for exceptional case, attorney’s fees and/or costs would be preserved for later presentation to the Delaware District Court. As a result of the August 8, 2013 order, a trial did not occur on August 12, 2013 as previously scheduled.

On September 22, 2011, Butamax filed a motion for preliminary injunction with respect to the alleged infringement by us of one or more claims made in the ’889 Patent.

On January 24, 2012, we filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “’808 Patent”) entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ’808 Patent claims methods to produce a C3-C6 alcohol––for example, isobutanol––through fermentation and to recover that alcohol from the fermentation medium. We sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On May 8, 2013, we stipulated and agreed to dismiss without prejudice the ’808 Patent suit against Butamax, DuPont, or their affiliates, with each side bearing its own costs and fees in the action. Gevo and Butamax further stipulated and agreed that we shall not re-assert the ’808 Patent against Butamax, DuPont, or their affiliates until a final Certificate of Reexamination is received from the USPTO in Inter Partes Reexamination Control No. 95/000,666.

On March 12, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00298-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that we have meritorious defenses to these claims and intend to vigorously defend this lawsuit.

On March 13, 2012, we filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00301-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,133,715 (the “’715 Patent”), entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’715 Patent claims recombinant microorganisms, including yeast, with modifications for the improved production of isobutanol. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 10, 2012, we filed a complaint (the “Gevo Complaint”) in the Delaware District Court, as Case No. 1:12-cv-00448-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,153,415 (the “’415 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’415 Patent claims technology which eliminates two pathways that compete for isobutanol pathway intermediates in yeast. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

On May 15, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00602-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that we have meritorious defenses to these claims and we intend to vigorously defend this lawsuit.

On June 19, 2012, the Delaware District Court denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by us of one or more claims made in the ’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax also filed a motion with the Delaware District Court seeking a temporary order to limit our activities with respect to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction.

On July 6, 2012, the Delaware District Court issued a temporary order which stated, in part, that we could not deliver, provide, distribute, ship, release or transfer in any way bio-isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction. We filed an appeal of the temporary order. Under the temporary order, we remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court of Appeals granted Gevo’s motion to stay the status quo order entered on July 6, 2012 by the Delaware District Court. On November 16, 2012, the Federal Circuit Court of Appeals affirmed the Delaware District Court’s denial of Butamax’s preliminary injunction motion.

On July 31, 2012, we filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “’089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On December 17, 2012, this case was transferred to the Delaware District Court as Case No. 1:12-cv-01724-SLR. On February 19, 2013, BP p.l.c. filed a motion seeking to dismiss our complaint for failure to state a claim against it. On March 8, 2013, we filed a response in opposition to BP p.l.c.’s motion. On March 18, 2013, BP p.l.c. filed its reply brief, and the issue was submitted to the court for decision. On July 8, 2013, the court granted BP p.l.c.’s motion. Despite the court’s decision, Butamax, DuPont, BP Corporation North America Inc. and BP Biofuels North America LLC remain defendants in the suit.

On July 31, 2012, Butamax and DuPont filed a lawsuit in the Delaware District Court for declaratory judgment against us, as Case No. 1:12-cv-00999-SLR, seeking a judicial determination that the ’089 Patent is invalid and that Butamax and DuPont do not infringe it. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 6, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01014-SLR, alleging that we are infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On January 22, 2013, discovery in this case was consolidated with Case Nos. 1:12-cv-00070-SLR, 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, and 1:12-cv-00602-SLR. In December 2013, we withdrew claims of infringement against Butamax in Case Nos. 1:12-cv-00301-SLR, and 1:12-cv-00448-SLR. Despite the withdrawal of our infringement claims against Butamax in Case Nos. 1:12-cv-00301-SLR and 1:12-cv-00448-SLR, Butamax continues to pursue counterclaims of invalidity in these cases. Case Nos. 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, 1:12-cv-00602-SLR, and 1:12-cv-01014-SLR are currently set for trial in July and August of 2014.

On August 14, 2012, we filed a lawsuit in the United States District Court for the Eastern District of Texas for declaratory judgment against Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC, as Case No. 2:12-cv-00435, seeking a judicial determination that a recently issued Butamax U.S. Patent No. 8,241,878 (the “’878 Patent”), entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof” is invalid and that Gevo does not infringe it. On December 17, 2012, this case was transferred to the Delaware District Court as Case No. 1:12-cv-01725-SLR. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 14, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01036-SLR, alleging that we are infringing the ’878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On September 25, 2012, we filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01202-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “’565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the Delaware District Court for declaratory judgment against us, as Case No. 1:12-cv-01201-SLR, seeking a judicial determination that the ’565 Patent is invalid and that Butamax and DuPont do not infringe it. On August 9, 2013, Case Nos. 1:12-cv-01202-SLR and 1:12-cv-01201-SLR were closed following a voluntary stipulation of dismissal filed by both parties.

On September 25, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01200-SLR, alleging that we are infringing U.S. Patent No. 8,273,558, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01300-SLR, alleging that we are infringing U.S. Patent No. 8,283,144, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a lawsuit in the Delaware District Court for declaratory judgment against us, as Case No. 1:12-cv-01301-SLR, seeking a judicial determination that Butamax is not infringing Gevo’s U.S. Patent No. 8,283,505, entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” On January 28, 2014 the U.S. District Court of Delaware issued an order dismissing Case No. 1:12-cv-01301-SLR.

On February 13, 2013, coordinated discovery was ordered for Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01201-SLR, 1:12-cv-01202-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR. Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR are currently set for trial in August 2015.

On March 19, 2013, the U.S. District Court of Delaware issued an order regarding claim construction and summary judgment in the patent suit involving the ’188 Patent and the ’889 Patent. Both parties had asked the Delaware District Court to resolve certain issues regarding the ’188 Patent and the ’889 Patent without a trial by seeking summary judgment from the court. Butamax had filed a motion seeking summary judgment that we infringed such patents, but the Delaware District Court denied Butamax’s motion. We moved for summary judgment of noninfringement, both as a matter of literal infringement and infringement under the doctrine of equivalents, and the Delaware District Court granted our motion regarding doctrine of equivalents infringement. We also moved for summary judgment of invalidity of various claims in the ’188 Patent and the ’889 Patent. The Delaware District Court granted this motion in part, ruling that Butamax’s claims related to the inactivation of competing pathways for carbon flow were invalid.

The Delaware District Court also provided certain claim construction rulings, including a ruling that Butamax’s patent claims were limited to an “acetohydroxy acid isomeroreductase” enzyme that is “NADPH-dependent.” The remaining issues were to be resolved by a jury trial, scheduled to commence on April 1, 2013.

On March 20, 2013, the U.S. District Court for the District of Delaware held the final pre-trial hearing leading up to the trial on the ’188 Patent and the ’889 Patent scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that Gevo does not infringe such patents under the Delaware District Court’s construction of a key claim term in such patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the Delaware District Court’s construction. In view of this stipulation and the Delaware District Court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, on April 10, 2013 a judgment of no infringement was entered in favor of Gevo.

On April 19, 2013, Butamax filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the Delaware District Court’s Memorandum and Order of March 19, 2013, and the Delaware District Court’s Amended Final Judgment of April 10, 2013. Oral arguments for the Butamax appeal were heard by the U.S. Court of Appeals for the Federal Circuit on November 7, 2013.

On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction.  The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of Gevo’s motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of Gevo’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement.

On February 18, 2014, the Delaware District Court granted Gevo’s motion to stay the litigation regarding Gevo’s ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during inter partes re-examination of those patents.

The Delaware District Court has scheduled a mediation session between Gevo and Butamax on June 5, 2014.

Due to the nature and stage of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The next Delaware District Court trial for the Butamax litigation is currently scheduled for July 2014 and additional trials are currently scheduled for August 2014 and 2015. We expect to continue to incur significant costs related to our involvement in the foregoing legal proceedings.

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

	Common Stock
	Price 2013		Price 2012
	High	Low	High	Low

First Quarter	$2.75	$1.62	$10.49	$5.53
Second Quarter	2.34	1.53	9.99	4.95
Third Quarter	2.30	1.67	4.95	1.84
Fourth Quarter	2.18	1.12	2.18	1.38

Holders of Record

The last sale price of our common stock on March 31, 2014, as reported by the NASDAQ Global Market, was $1.17 per share. As of February 28, 2014, there were approximately 64 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of Gevo’s common stock with the cumulative total return of the Standard & Poor’s SmallCap 600 Value Index and with the NASDAQ Clean Edge Green Energy Index over the period from the Company’s inception of February 2011 through December 31, 2013.

It is assumed in the graph that $100 was invested (i) in our common stock; (ii) in the stocks of the companies in the Standard & Poor’s SmallCap 600 Value Index; and (iii) in the stocks of the NASDAQ Clean Edge Green Energy Index.

The stock price performance shown on the following graph is not indicative of future price performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In December 2013, we entered into amendments to re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price of $1.18 per share.

The transactions were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. TriplePoint has represented to the Company that it is an accredited investor and that it has acquired the securities for investment only and not with a view toward the public sale or distribution thereof. TriplePoint has received written disclosures that the securities have not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from registration.

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

We derived the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements in Part II, Item 8 of this Report. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 has been derived from our audited consolidated financial statements not included in this Report. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

(In thousands except share and per share amounts)	Years Ended December 31,
Consolidated statement of operations data:	2013	2012	2011	2010	2009
Total revenue (1) (2)	$8,224	$24,385	$64,549	$16,396	$660
Costs of goods and corn sold (1)	17,913	32,410	60,588	13,446	-
Operating expenses	45,826	63,412	48,654	38,463	19,229
Loss from operations	(55,515)	(71,437)	(44,693)	(35,513)	(18,569)
Net loss (3) (4)	(66,806)	(60,712)	(48,214)	(40,112)	(19,885)
Net loss attributable to Gevo, Inc. common stockholders	(66,806)	(60,712)	(49,308)	(42,890)	(19,885)
Net loss per share attributable to Gevo, Inc. common stockholders - basic and diluted	(1.48)	(1.86)	(2.15)	(37.44)	(18.07)
Weighted-average number of common shares outstanding - basic and diluted	45,071,618	32,619,091	22,909,916	1,145,500	1,100,294

	As of December 31,
Consolidated balance sheet data:	2013	2012	2011	2010	2009
Cash and cash equivalents	$24,625	$66,744	$94,225	$15,274	$21,240
Total assets	116,355	156,111	133,030	51,609	26,383
Derivative warrant liability	7,243	-	-	2,034	982
Secured debt	10,127	23,958	28,243	20,432	7,701
Convertible notes, net	14,501	25,554	-	-	-
Total liabilities	45,380	58,280	40,893	31,650	11,300
Accumulated deficit	(262,153)	(195,347)	(134,635)	(85,327)	(42,437)
Total stockholders’ equity	70,975	97,831	92,137	19,959	15,083

(1)	We commenced the sale of ethanol in the fourth quarter of 2010 upon acquiring Agri-Energy.
(2)	During the second quarter of 2012, we suspended the production of ethanol and commenced initial startup operations for the production of isobutanol.
(3)

We recognized gains of $3.1 million and $17.0 million during the years ended December 31, 2013 and 2012, respectively, associated with a change in the fair value of the derivatives embedded in our Convertible Notes. We recognized a loss of $3.2 million during the year ended December 31, 2013 associated with a change in the fair value of Warrants to purchase our common stock that were issued in December 2013 in conjunction with our offering of common stock units.

(4)

During the year ended December 31, 2013, certain holders of our Convertible Notes elected to convert  Convertible Notes in an aggregate principal amount $18.1 million into shares of our common stock, reducing the principal balance of the Convertible Notes to $26.9 million. Upon conversion, the holders of the Convertible Notes received 3,179,608 shares of Gevo, Inc. common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of Gevo, Inc. common stock in settlement of Coupon Make-Whole Payments of $4.9 million. As a result, we recognized a loss of $2.0 million associated with the conversion of debt.

The following table reflects our unaudited summarized quarterly consolidated financial statements for each of the twelve months ended December 31, 2013 and 2012. This information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except share and per share amounts).

	Quarter
2013	First	Second	Third	Fourth
Revenue	$3,543	$1,859	$1,127	$1,695
Gross loss (1)	(960)	(1,757)	(3,619)	(3,353)
Loss from operations	(12,886)	(13,864)	(15,763)	(13,002)
Loss on conversion of debt	(926)	(1,112)	-	-
(Loss) gain from change in fair value of embedded derivatives	(1,330)	2,023	1,587	834
Loss from change in fair value of derivative warrant liability	-	-	-	(3,195)
Net loss	(18,370)	(15,222)	(15,885)	(17,329)
Net loss attributable to Gevo, Inc. common stockholders	(18,370)	(15,222)	(15,885)	(17,329)
Net loss per share attributable to Gevo, Inc. common stockholders - basic and diluted	$(0.45)	$(0.35)	$(0.34)	$(0.35)
Weighted-average number of common shares outstanding - basic and diluted	40,996,922	43,371,992	46,052,867	49,758,100

	Quarter
2012	First	Second	Third	Fourth
Revenue (2)	$14,872	$7,027	$562	$1,924
Gross loss (3)	(138)	(1,483)	(5,517)	(887)
Loss from operations	(18,220)	(15,746)	(24,426)	(13,045)
Gain from change in fair value of embedded derivatives	-	-	15,000	2,000
Net loss	(19,307)	(16,177)	(12,051)	(13,177)
Net loss attributable to Gevo, Inc. common stockholders	(19,307)	(16,177)	(12,051)	(13,177)
Net loss per share attributable to Gevo, Inc. common stockholders - basic and diluted	$(0.74)	$(0.62)	$(0.31)	$(0.34)
Weighted-average number of common shares outstanding - basic and diluted	26,186,133	26,242,940	38,547,441	39,300,054

(1)

Gross loss during the 2013 third and fourth quarters primarily relates to costs associated with the startup operations and commissioning of the Agri-Energy Facility on corn mash for fully integrated production.

(2)	During the second quarter of 2012, we suspended the production of ethanol and commenced initial startup operations for the production of isobutanol.
(3)	Gross loss during the third quarter of 2012 includes $7.6 million of startup costs related to isobutanol production.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a renewable chemicals and next generation biofuels company. Our strategy is to commercialize biobased alternatives to petroleum-based products to allow for the optimization of fermentation facilities’ assets, with the ultimate goal of maximizing cash flows from the operation of those assets.  Our underlying technology uses a combination of synthetic biology, metabolic and chemical engineering and chemistry. In order to implement this strategy, we are utilizing a building block approach. We intend to focus primarily on the production and sale of isobutanol and related products from renewable feedstocks. Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings or as a value-added gasoline blendstock. Isobutanol can also be converted into butenes using dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of hydrocarbon fuels, lubricants, polyester, rubber, plastics, fibers and other polymers.

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

In order to produce and sell isobutanol made from renewable sources, we have developed GIFT®, an integrated technology platform for the efficient production and separation of renewable isobutanol. GIFT® consists of two components, proprietary biocatalysts that convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit that is designed to continuously separate isobutanol during the fermentation process. We developed our technology platform to be compatible with the existing approximately 23 BGPY of global operating ethanol production capacity, as estimated by the RFA.

GIFT® is designed to permit (i) the Retrofit of existing ethanol capacity to produce isobutanol, ethanol or both products simultaneously, or (ii) the addition of renewable isobutanol or ethanol production capabilities to a facility’s existing ethanol production by adding additional fermentation capacity side-by-side with the facility’s existing ethanol fermentation capacity. Having the flexibility to switch between the production of isobutanol and ethanol, or produce both products simultaneously, should allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. GIFT® is also designed to allow relatively low capital expenditure Retrofits of existing ethanol facilities, enabling a rapid route to isobutanol production from the fermentation of renewable feedstocks. We believe that our production route will be cost-efficient and will enable rapid deployment of our technology platform and allow our isobutanol and related renewable products to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

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

Financial Condition

For the year ended December 31, 2013, we incurred a consolidated net loss of $66.8 million and had an accumulated deficit of $262.2 million. From inception to December 31, 2013, we have incurred significant net losses and have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at December 31, 2013 totaled $24.6 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates.   Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, management may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure our secured debt with TriplePoint and it will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.  Based on our operating plan, existing working capital at December 31, 2013 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern.

Agri-Energy

In September 2010, we acquired the Agri-Energy Facility which we have Retrofitted for the production of isobutanol. As of December 31, 2013, we have incurred capital costs of approximately $65.7 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, or produce both products simultaneously, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants.  Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility which we believe will allow us to increase the production rate. In 2013, we modified our Agri-Energy Facility which we believe will allow us to increase the production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, we decided to leverage the flexibility of our GIFT® technology and modify the Agri-Energy Facility which we believe will enable the simultaneous production of isobutanol and ethanol. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of the strong ethanol margins currently available in the marketplace. As of December 31, 2013, we have incurred capital expenditures of approximately $65.7 million on the Retrofit of the Agri-Energy Facility. Capital expenditures at the Agri-Energy Facility include upfront design and engineering expenses, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. The Retrofit of the Agri-Energy Facility also includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast strains at the Agri-Energy Facility and at future plants.

Until May 2012, when we commenced initial Retrofit startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the Retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the continued production of ethanol alone is not our intended business and our future return on invested capital depends on our ability to produce and market isobutanol and products derived from isobutanol. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, in whole or in part, if we were to project positive cash flows from ethanol operations versus maintaining the facility at idle, including any costs related to the transition, but there is no guarantee that this will be the case. During 2013, we did not transition back to ethanol production because we were engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol produced at the Agri-Energy Facility. Accordingly, the historical operating results of our subsidiary, Agri-Energy, and the operating results reported during the Retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or Gevo once full-scale commercial production of isobutanol commences at the Agri-Energy Facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During 2013, we generated revenue primarily from: (i) hydrocarbon sales consisting primarily of the sale of biojet fuel derived from our isobutanol for purposes of certification and testing; (ii) revenue from government grants and research and development programs; and (iii) sales of excess corn inventory.

During the years ended December 31, 2012 and 2011, we derived revenue primarily from the sale of ethanol and from grants, research and development programs. Substantially all ethanol sold through Agri-Energy from the date of acquisition through December 31, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement.

Cost of Goods Sold and Gross (Loss) Margin

Our cost of goods sold during the years ended December 31, 2013 and 2012 primarily includes costs: (i) incurred in conjunction with the initial operations for the production of isobutanol at the Agri-Energy Facility; (ii) associated with the production of ethanol; and (iii) associated with the sale of excess corn inventory. Costs associated with the initial operations for the production of isobutanol include costs for direct materials, direct labor, plant utilities, including natural gas, and plant depreciation. Direct materials consist of dextrose for initial production of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Our cost of goods sold during the year ended December 31, 2011 primarily includes costs associated with the production of ethanol. We periodically enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold also includes gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts.

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

We also record selling, general and administrative expenses for the operations of the Agri-Energy Facility that include administrative and oversight expenses, certain personnel-related expenses, insurance and other operating expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary. Actual results could differ if different estimates and assumptions are used, or if conditions are significantly different in the future.

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

Accounting for Convertible Debt and Embedded Derivatives

In July 2012, we sold $45.0 million in aggregate principal amount of Convertible Notes. Terms of the Convertible Notes, include, among others: (i) rights to convert into shares of our common stock, including upon a Fundamental Change (as defined in the Indenture); and (ii) a Coupon Make-Whole Payment (as defined in the Indenture) in the event of a conversion by the holders of the Convertible Notes prior to July 1, 2017. We have determined that these specific terms are considered to be embedded derivatives in accordance with GAAP. Embedded derivatives are separated from the host contract, the Convertible Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. We have concluded that the embedded derivatives within the Convertible Notes meet these criteria and, as such, must be valued separate and apart from the Convertible Notes and recorded at fair value each reporting period.

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

The following table sets forth the inputs to the lattice model used to value the embedded derivative.

	December 31,
	2013	2012
Stock price	$1.43	$1.54
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	2.8%	1.7%
Estimated stock volatility	65%	79%
Estimated credit spread	33%	37%

The following table sets forth the value of the Convertible Notes with and without the embedded derivatives and the fair value of the embedded derivatives (in thousands).

	December 31,
	2013	2012
Fair value of Convertible Notes:
With the embedded derivatives	$15,925	$26,000
Without the embedded derivatives	12,455	15,000
Estimated fair value of the embedded derivatives	$3,470	$11,000

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in the estimated credit spread for the Company results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our common stock or a decline in the estimated stock volatility results in a decrease in the estimated fair value of the embedded derivatives. From the date the Convertible Notes were issued through December 31, 2012, we observed a significant decline in the market price of our common stock which resulted in a $17.0 million decline in the estimated fair value of our embedded derivatives from issuance through December 31, 2012. During 2013, the decline in the stock price and the estimated stock volatility resulted in a $3.1 million decrease in the estimated fair value of our embedded derivatives.

Derivative Warrant Liability

In December 2013, we sold 21,303,750 common stock units. Each common stock unit consisted of one share of our common stock and a warrant (each a “Warrant”) to purchase one share of our common stock. The agreement governing the Warrants (the “Warrant Agreement”) includes the following terms:

—

the Warrants have an exercise price of $1.85 per share, subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock at a price per share less than the exercise price of the Warrants;

—	the Warrants have an expiration date of December 16, 2018;
—

a holder of Warrants may exercise the Warrants through a cashless exercise if, and only if, we do not have an effective registration statement then available for the issuance of the shares of our common stock. If an effective registration statement is available for the issuance of our common stock a holder may only exercise the Warrants through a cash exercise;

—

the exercise price and the number and type of securities purchasable upon exercise of Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of our assets and certain other events; and

—

in the event of an extraordinary transaction (as defined in the Warrant Agreement) generally including any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of our common stock, we or any successor entity will pay the Warrant holder, at the holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s Warrants as determined in accordance with the Black Scholes option pricing model and the terms of the Warrants.

Based on these terms, we have determined that the Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.  We determined the fair value of the Warrants as of December 31, 2013 to be $7.2 million based upon Level 1 inputs, the quoted market prices of the Warrants.  We valued the Warrants on the date of issuance based upon Level 2 observable market prices, using the “with-and-without method,” where the value of the common stock including the Warrants is defined as the “with,” and the value of the common stock excluding the Warrants as traded on the NASDAQ market is defined as the “without.”  This method estimates the value of the Warrants by looking at the difference in the values between the common stock with the Warrants and the value of the common stock without the Warrants.  Based upon this method, we estimated the value of the Warrants to be $4.0 million on the date of issuance.  The increase in the estimated fair value of the Warrants represents an unrealized loss which has been recorded as a loss from the change in fair value of derivative warrant liability in the consolidated statements of operations.

Impairment of Property, Plant and Equipment

Our property, plant and equipment consist primarily of assets associated with the acquisition and Retrofit of the Agri-Energy Facility. We assess impairment of property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances applicable to our current stage of operations which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate, legal or regulatory factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

We evaluated our Agri-Energy Facility for impairment as of December 31, 2013. This evaluation included comparing the carrying amount of the acquisition and Retrofit of the Agri-Energy Facility to the estimated undiscounted future cash flows at the Agri-Energy Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

—	sales price of isobutanol and by-products such as dried distiller’s grains;
—	purchase price of corn;
—	production levels of isobutanol;
—	costs to produce isobutanol; and
—	estimated useful life of the primary asset.

Factors which can impact these assumptions include, but are not limited to;

—	effectiveness of yeast growth to produce isobutanol;
—	demand for isobutanol and oil prices; and
—	harvest levels of corn.

Based upon our evaluation at December 31, 2013, we concluded that the estimated undiscounted future cash flows from Agri-Energy exceeded the carrying value of the Agri-Energy Facility and, as such, these assets were not impaired. Although our cash flow forecasts are based on assumptions that are consistent with our planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, we may make changes to our business plan that could result in changes to the expected cash flows. As a result, it is possible that a long- lived asset may be impaired in future reporting periods.

Stock-Based Compensation

Our stock-based compensation expense includes expenses associated with share-based awards granted to employees, board members, non-employees and expenses associated with our employee stock purchase plan (“ESPP”). The estimated fair value of stock options and ESPP awards is determined on the date of grant and recorded to expense over the requisite service period, generally the vesting period. We estimate the fair value of stock option awards using the Black-Scholes option-pricing model which requires judgments to be made, including estimating: (i) the expected life of an award; (ii) stock price volatility; and (iii) prior to our initial public offering in February 2011, estimating the fair value of our common stock.

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

The estimated fair value of a stock option using the Black-Scholes option-pricing model is impacted significantly by changes in a company’s stock price. For example, all other assumptions being equal, the estimated fair value of a stock option will increase as the closing price of a company’s stock increases, and vice versa. Prior to the closing of our initial public offering, we were a private company and, as such, we were required to estimate the fair value of our common stock. In the absence of a public trading market, we determined a reasonable estimate of the then-current fair value of our common stock for purposes of granting stock-based compensation based on multiple criteria. We determined the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” After the closing of our initial public offering in February 2011, the fair value of our common stock is no longer an estimate as it is based upon the closing price of our stock on the NASDAQ Global Market on the date of grant.

Revenue Recognition

Following consummation of the Agri-Energy acquisition in September 2010, we recorded revenue from the sale of ethanol and related products through commencement of startup isobutanol production in May 2012. We have not shipped significant quantities of ethanol and related products since May 2012. Revenue from the sale of ethanol, hydrocarbons or excess corn inventory is recognized when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable; and collectability is reasonably assured. Ethanol and related products are generally shipped free on board shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability between us and our customers.

Revenue related to our government research grants and cooperative agreements is recognized in the period during which the related costs are incurred or over the contract period, provided that the conditions under the awards have been met and only perfunctory obligations are outstanding.

Result of Operations

Comparison of the years ended December 31, 2013 and 2012 (in thousands)

	Years Ended December 31,
	2013	2012	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$-	$19,908	$(19,908)
Hydrocarbon revenue	2,157	650	1,507
Grant and other revenue	2,722	2,818	(96)
Corn sales	3,345	1,009	2,336
Total revenues	8,224	24,385	(16,161)

Cost of corn sales	3,391	918	2,473
Cost of goods sold	14,522	31,492	(16,970)

Gross loss	(9,689)	(8,025)	(1,664)

Operating expenses
Research and development	20,179	19,431	748
Selling, general, administrative and other	25,647	43,981	(18,334)
Total operating expenses	45,826	63,412	(17,586)

Loss from operations	(55,515)	(71,437)	15,922

Other income
Interest expense	(9,301)	(6,338)	(2,963)
Loss on extinguishment of debt	(2,038)	-	(2,038)
Gain from change in fair value of embedded derivatives	3,114	17,000	(13,886)
Other income	129	63	66
Loss from change in fair value of derivative warrant liability	(3,195)	-	(3,195)
Total other income (expense)	(11,291)	10,725	(22,016)

Net loss	$(66,806)	$(60,712)	$(6,094)

Revenue.  During the year ended December 31, 2013, we did not make any shipments or report any sales of ethanol as our focus during this period was on shipments of isobutanol for use at the demonstration plant located at South Hampton’s facility near Houston, Texas to produce biojet fuel, optimizing specific parts of our technology to further enhance isobutanol production rates and resuming the limited production of isobutanol at our Agri-Energy Facility in single production train mode. During the year ended December 31, 2012, we generated revenue from the sale of ethanol and related products at our Agri-Energy Facility.

Hydrocarbon revenue increased during the year ended December 31, 2013 as we produced and shipped more biojet fuel to the U.S. military in 2013 compared with 2012.  Included in grant and other revenue is revenue associated with research and development and government grant agreements. Corn sales during 2013 and 2012 relate to the sale of excess corn inventory on hand.

Cost of goods and corn sold.  Our cost of goods and corn sold during the year ended December 31, 2013 primarily includes the following: (i) $11.9 million in startup costs and fixed production costs of our Agri-Energy Facility; (ii) $3.4 million associated with costs related to the sale of excess corn inventory; (iii) $2.1 million in depreciation expense; and (iv) $0.5 million in non-cash expenses associated with the write-down of our corn inventory and changes in the fair value of our corn forward contracts. Our cost of goods sold during the year ended December 31, 2012 primarily resulted from $22.0 million of costs related to the production of ethanol and distiller’s grains. We also incurred $6.6 million of startup costs related to isobutanol production at our Agri-Energy Facility.

Research and development. Research and development expenses increased during the year ended December 31, 2013 primarily due to a $4.4 million increase in costs at the demonstration plant located at South Hampton’s facility that were incurred to increase our biojet fuel processing capability, costs for the production of test quantities of biojet fuel for the U.S. Air Force, U.S. Army and U.S. Navy and the cost to establish a bio-PX demonstration plant under our agreement with Toray Industries.  This was partially offset by the following decreases: (i) $1.5 million in costs associated with laboratory consultants and supplies; (ii) $1.4 million in salary and other compensation-related expenses; and (iii) $0.5 million associated with a license fee to Cargill that was incurred in 2012.

Selling, general, administrative and other. The decrease in selling, general, administrative and other expenses during the year ended December 31, 2013 primarily resulted from the following decreases: (i) $9.4 million in salary and compensation-related expenses, including $4.5 million associated with stock-based compensation; (ii) $6.2 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax; (iii) $2.4 million in other general and administrative costs, including consulting, marketing and website advertising; and (iv) $0.8 million in travel-related expenses. This was partially offset by an increase of $0.7 million in public company-related expenses.  Salary and compensation-related expenses for the year ended December 31, 2012 included severance related payments of $1.6 million and a $2.6 million expense resulting from the accelerated vesting of warrants due to the departure of three of our Executive Vice Presidents.

Interest expense. Interest expense increased during the year ended December 31, 2013 primarily resulting from increases of $0.7 million and $3.0 million related to cash interest and non-cash amortization of debt issue costs and discounts, respectively, associated with our Convertible Notes.  This increase was partially offset by a decrease of $0.9 million in cash and non-cash interest expense primarily associated with the decline in the outstanding principal balance of our debt with TriplePoint due to scheduled payments on our principal balance.  We also incurred $0.2 million of non-cash interest expense from the write-off of debt discounts and issue costs associated with the payoff of $5.1 million in principal to TriplePoint in December 2013.

Loss on conversion of debt. During the year ended December 31, 2013, holders of $18.1 million principal amount of Convertible Notes opted to convert their holdings into shares of our common stock. Upon conversion, the Convertible Note holders received 3,179,608 shares of our common stock in payment of converted principal and, pursuant to the terms of the Indenture, the Convertible Note holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million. We recorded a loss on conversion of debt of $2.0 million as a result of the conversion of the Convertible Notes and settlement of the Coupon Make-Whole Payments.

Gain from change in fair value of embedded derivatives. During the year ended December 31, 2013, we reported a $3.1 million gain associated with the decrease in the fair value of derivatives embedded in our Convertible Notes primarily resulting from decreases in our stock price from December 31, 2012 to December 31, 2013. During the year ended December 31, 2012, we reported a $17.0 million gain associated with the decrease in the fair value of derivatives embedded in our Convertible Notes primarily resulting from a decline in the price of our common stock between the date that the Convertible Notes were issued and December 31, 2012.

Loss from change in fair value of derivative warrant liability.  In December 2013, we issued Warrants to purchase our common stock which are recorded at fair value each reporting period.  The increase in the estimated fair value of the Warrants between the date of issuance and December 31, 2013 represents an unrealized loss and was driven by an increase in the quoted market prices of the Warrants .

Comparison of the years ended December 31, 2012 and 2011 (in thousands)

	Years Ended December 31,
	2012	2011	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$19,908	$63,742	$(43,834)
Hydrocarbon revenue	650	-	650
Grant and other revenue	2,818	807	2,011
Corn sales	1,009	-	1,009
Total revenues	24,385	64,549	(40,164)

Cost of corn sales	918	-	918
Cost of goods sold	31,492	60,588	(29,096)

Gross (loss) margin	(8,025)	3,961	(11,986)

Operating expenses
Research and development	19,431	19,753	(322)
Selling, general, administrative and other	43,981	28,901	15,080
Total operating expenses	63,412	48,654	14,758

Loss from operations	(71,437)	(44,693)	(26,744)

Other income (expense)
Interest expense	(6,338)	(3,577)	(2,761)
Gain from change in fair value of embedded derivatives	17,000	-	17,000
Other income	63	85	(22)
Loss from change in fair value of derivative warrant liability	-	(29)	29
Total other income (expense)	10,725	(3,521)	14,246

Net loss	(60,712)	(48,214)	(12,498)

Deemed dividend - amortization of beneficial conversion feature on Series D-1 preferred stock	-	(1,094)	1,094

Net loss attributable to Gevo, Inc. common stockholders	$(60,712)	$(49,308)	$(11,404)

Revenue.  During fiscal year 2011, our Agri-Energy Facility produced and shipped ethanol and related products for the full year but, during fiscal year 2012, the facility produced and shipped ethanol and related products only during the period from January 2012 through May 2012. The decrease in ethanol sales and related products was due to our commencement of initial startup production of isobutanol at the Agri-Energy Facility in May 2012.

The increase in hydrocarbon, grant and other revenue primarily resulted from agreements with the U.S. Air Force and the U.S. Department of Agriculture that generated $2.1 million in revenue during 2012 compared with $0.7 million during 2011 as these contracts were either in place for the entire 2012 period or new to 2012. We also had an increase in revenue associated with our research and development contract with Coca-Cola which we entered into during the fourth quarter of 2011.

During the fourth quarter of 2012, we also generated revenue associated with the proceeds from sales of excess corn inventory.

Cost of goods sold. Our cost of goods sold during the year ended December 31, 2012 primarily resulted from $22.0 million of costs related to the production of ethanol and distiller’s grains. We also incurred $6.6 million of startup costs related to isobutanol production at our Agri-Energy Facility. During the year ended December 31, 2011, our cost of goods sold related primarily to the production of ethanol and distiller’s grains.

Research and development. Research and development expense decreased approximately $0.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Contributing to this decrease were the following: (i) a $2.0 million decrease in laboratory costs and other costs associated with the construction of a hydrocarbon demonstration facility on South Hampton’s site during the year ended December 31, 2011, costs which were not repeated in 2012; and (ii) a $1.4 million decline in depreciation expense. These items were partially offset by an increase of $2.6 million in salary and compensation-related expenses, including stock-based compensation, and an increase of $0.5 million in travel-related expenses. These increases primarily resulted from our increased headcount and travel in support of initial startup operations for the production of isobutanol and testing activities at our Agri-Energy Facility.

Selling, general, administrative and other. The increase in selling, general, administrative and other expenses during the year ended December 31, 2012 primarily resulted from the following increases: (i) $12.0 million in legal-related expenses primarily attributable to our ongoing litigation with Butamax; (ii) $1.7 million in salary and compensation-related expenses primarily resulting from severance payments due to the departure of four of our Executive Vice Presidents; and (iii) $1.1 million in stock-based compensation expenses primarily due to the accelerated vesting of certain equity awards upon the departure of three of our Executive Vice Presidents in accordance with the terms of their respective employment agreements.

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

Gain from change in fair value of embedded derivatives. During the year ended December 31, 2012, we reported a $17.0 million gain associated with the decrease in the fair value of derivatives embedded in our Convertible Notes. As more fully described above under the heading “Critical Accounting Policies and Estimates–Accounting for Convertible Debt and Embedded Derivatives,” the decrease in the fair value of the embedded derivatives primarily resulted from a decline in the price of our common stock between the date that the Convertible Notes were issued and December 31, 2012.

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

Liquidity and Capital Resources

For the year ended December 31, 2013, we incurred a consolidated net loss of $66.8 million and had an accumulated deficit of $262.2 million. From inception to December 31, 2013, we have incurred significant net losses and have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at December 31, 2013 totaled $24.6 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates.   Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, management may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure our secured debt with TriplePoint and it will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.  Based on our operating plan, existing working capital at December 31, 2013 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern.

In December 2013, we issued and sold 21,303,750 common stock units at an offering price of $1.35 per common stock unit in a firm commitment underwritten public offering.  Each common stock unit consisted of one share of the Company’s common stock and a Warrant to purchase one share of the Company’s common stock at an exercise price of $1.85.  The offering resulted in net proceeds of $26.4 million after deducting $1.7 million in underwriting discounts and commissions and other offering costs that were paid as of December 31, 2013 and $0.7 million in offering costs that were paid after December 31, 2013.  We used $5.1 million of the proceeds from this offering in December 2013 to repay outstanding principal to TriplePoint under the Original Agri-Energy Loan Agreement.

In July 2012, we issued: (i) 12.5 million shares of common stock at an offering price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of Convertible Notes, in each case in a firm commitment underwritten public offering (the “2012 Equity Offering” and the “Note Offering,” respectively, and together, the “2012 Offerings”). We received proceeds from the 2012 Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement. Through December 31, 2013, $18.1 million in principal amount of Convertible Notes have been converted and, as such, we had an aggregate of $26.9 million in principal amount of Convertible Notes outstanding as of that date.

In February 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110.4 million, after deducting underwriting discounts and commissions and other offering costs.

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

Additionally, our future results of operations and cash flows will be impacted by the expense resulting from our ongoing litigation with Butamax. Our ongoing involvement in litigation with Butamax could cause us to spend significant amounts of money and negative decisions by courts associated with pending litigation could also negatively impact our future results of operations and cash flows. Specifically, negative decisions by the courts could force us to do one or more of the following:

—	stop selling, incorporating, manufacturing or using our products that use the subject intellectual property;
—	obtain from a third party asserting its intellectual property rights, a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
—

redesign those products or processes, such as our process for producing isobutanol, that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically infeasible; or

—	pay damages, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights.

Due to the nature and stage of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The next District Court trial for the Butamax litigation is currently scheduled for July 2014 and additional trials are currently scheduled for August 2014 and 2015. We expect to continue to incur significant costs through the foregoing trial dates. For a summary of our ongoing litigation with Butamax, see the disclosure under the heading “Legal Matters” in Part II, Item 1 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part II, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(47,048)	$(68,058)	$(33,611)
Net cash used in investing activities	(7,675)	(53,039)	(8,033)
Net cash provided by financing activities	12,604	93,616	120,595

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements, costs for licensing of technology, legal-related costs and expenses for startup operations for the production of isobutanol at the Agri-Energy Facility and for the operation of our demonstration production facilities.

During the year ended December 31, 2013, we used $47.0 million in cash from operating activities primarily resulting from a net loss of $51.4 million, excluding the impact of $15.4 million in non-cash expenses. This was partially offset by a decrease in inventory which generated $2.1 million in cash in 2013 and an increase in accounts payable and accrued liabilities. The decrease in inventory during 2013 primarily resulted from the sale of excess corn inventory during the first half of 2013, partially offset by the purchase of corn in preparation for the resumption of isobutanol production at the Agri-Energy Facility. Our accounts payable and accrued liabilities increased primarily due to the additional design features and other costs at the Agri-Energy Facility.

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

Investing Activities

During the year ended December 31, 2013, we used $7.7 million in cash from investing activities. We used $9.8 million in cash primarily associated with capital expenditures to optimize specific parts of our technology at our Agri-Energy Facility, partially offset by a $2.0 million sales tax refund that was received in connection with capital equipment purchases.

During the year ended December 31, 2012, we used $53.0 million in cash from investing activities primarily due to the following: (i) $49.5 million associated with the Retrofit of the Agri-Energy Facility to isobutanol production; (ii) $2.9 million for the acquisition of property and laboratory equipment; and (iii) $0.6 million for the purchase of patents and for planning work associated with the planned Retrofit of the Redfield.

In 2011, cash used in investing activities included $8.0 million for capital expenditures, including $6.3 million related to the Retrofit of the Agri-Energy Facility.

Financing Activities

During the year ended December 31, 2013, we generated $12.6 million in cash from financing activities primarily resulting from the issuance of common stock units in December 2013 which generated $27.1 million in cash after deducting underwriting discounts and commissions and other offering costs that were paid as of December 31, 2013. This was partially offset by $14.5 million of principal payments on our secured debt with TriplePoint.

During the year ended December 31, 2012, we generated $93.6 million in cash from financing activities primarily resulting from the following: (i) $98.4 million associated with the 2012 Offerings, net of issue costs and discounts; (ii) $4.9 million borrowed under the Amended Agri-Energy Loan Agreement, net of issue costs; and (iii) $0.9 million from the exercise of stock options. Partially offsetting these sources of cash was $10.4 million in principal payments on our secured debt with TriplePoint and Lighthouse Capital Partners V, L.P. (“Lighthouse”). During the year ended December 31, 2012, we paid Lighthouse $1.2 million as payment in full of all amounts outstanding to Lighthouse and we paid TriplePoint $5.4 million from the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement.

In 2011, cash provided by financing activities was $120.6 million, primarily due to the net proceeds from our initial public offering and borrowings from TriplePoint of $10.0 million. These items were partially offset by $1.9 million in principal repayments on our debt with Lighthouse.

Stock Repurchase Program

In January 2013, our board of directors approved a stock repurchase program which authorizes us to repurchase up to $15.0 million of our common stock over a one-year period. Repurchases under the stock repurchase program, if any, would be funded with cash and cash equivalents on hand. Through December 31, 2013, we have not purchased any shares of common stock under our stock repurchase program. The stock repurchase program expired on December 31, 2013.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility which we Retrofit for the production of isobutanol. As of December 31, 2013, we have incurred capital costs of approximately $65.7 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants.  Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility which we believe will allow us to increase the production rate. In 2013, we modified our Agri-Energy Facility which we believe will allow us to increase the production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, we decided to leverage the flexibility of our GIFT® technology and modify the Agri-Energy Facility which we believe will enable the simultaneous production of isobutanol and ethanol. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of the strong ethanol margins currently available in the marketplace.

Redfield Energy, LLC

In June 2011, we entered into the Joint Venture Documents with Redfield. Under the terms of the Joint Venture Documents, we have agreed to work with Redfield toward the Retrofit of the Redfield Facility, an approximately 50 MGPY ethanol production facility located near Redfield, South Dakota for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G Units to our wholly-owned subsidiary, Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate consolidating Redfield’s operations because we anticipate we will control the activities that are most significant to the entity.

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

Gevo, Inc. entered into a guaranty effective June 2011, pursuant to which it has unconditionally and irrevocably guaranteed the payment by Gevo Development of any and all amounts owed by Gevo Development pursuant to the terms and conditions of the Joint Venture Agreement and certain other agreements that Gevo Development and Redfield expect to enter into in connection with the Retrofit of the Redfield Facility.

As of December 31, 2013, we have incurred $0.4 million in project engineering and permitting process costs for the future Retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the Retrofit of the Redfield Facility.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. At December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 250,000 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of December 31, 2013 and no amount has been recorded as a liability for this milestone. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

On July 29, 2011, we entered into an international off-take and distribution agreement with Sasol to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon our first commercial sale of high-purity isobutanol under the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay us applicable shortfall fees and we are obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of December 31, 2013.

Toray Industries, Inc.

In June 2011, we announced that we had successfully produced fully renewable and recyclable PET in cooperation with Toray Industries. Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make PX from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers.  In June 2012, we entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we used for the design and construction of a demonstration plant. We anticipate producing bio-PX at the demonstration plant which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. In the event we are unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by April 30, 2014, we will be required to refund the $1.0 million by May 31, 2014.  We have recorded the $1.0 million as a liability in our consolidated balance sheets.

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

If a holder elects to convert its Convertible Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. During the year ended December 31, 2013, certain holders of our Convertible Notes elected to convert bonds totaling $18.1 million, reducing the principal balance of the Convertible Notes to $26.9 million. Upon conversion, the Convertible Note holders received 3,179,608 shares of our common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

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

Secured Long-Term Debt

Gevo Loan Agreement. In August 2010, Gevo, Inc. entered into the Gevo Loan Agreement with TriplePoint, pursuant to which we borrowed $5.0 million. In July 2012, we used $5.4 million of the proceeds from the offering of the Convertible Notes to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

Original Agri-Energy Loan Agreement. In August 2010, Gevo Development borrowed $12.5 million from TriplePoint to finance its acquisition of Agri-Energy. In September 2010, upon completion of the acquisition, the Original Agri-Energy Loan Agreement was amended to make Agri-Energy the borrower under the facility. In December 2013, we used $5.1 million of the proceeds from the offering of common stock units that was completed in December 2013 to pay off the remaining $5.1 million in outstanding principal under this loan.  Pursuant to the amendments described below, we have also agreed to pay the end-of-term payment of $1.0 million associated with this loan in 12 equal monthly payments commencing January 2014 and ending December 2014.

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated through the Amended Agri-Energy Loan Agreement to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol.  The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default.  In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which matures on October 2015. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which matures December 2015, bringing the total borrowed under the additional term loan facilities to $15.0 million.  The aggregate amount outstanding under the additional term loan facilities bears interest at a rate equal to 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.  At December 31, 2013, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As security for its obligations under the Amended Agri-Energy Loan Agreement, Agri-Energy granted TriplePoint a security interest in and lien upon all of its assets. Gevo, Inc. also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into the Gevo Security Agreement, which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement.

As of December 31, 2013, we have made $23.7 million in principal payments due under the foregoing loan agreements with TriplePoint, including $5.4 million which was repaid upon the closing of the Convertible Notes in July 2012 and $5.1 million which was repaid upon the closing of the offering of common stock units in December 2013.

June 2012 Amendments. In June 2012, Gevo, Inc. entered into (i) the Security Agreement Amendment and (ii) the Gevo Loan Amendment. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of our Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permitted Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) added as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) added a negative covenant whereby the Company could not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

December 2013 Amendments. In December 2013, Gevo, Inc. entered into additional amendments to certain of its existing agreements with TriplePoint and entered into a new intellectual property assignment agreement in favor of TriplePoint to, among other things:

•	permit the issuance of Warrants associated with our December 2013 offering of common stock units;
•	grant TriplePoint a lien and security interest in all of the intellectual property of the Company;
•	expand the events of default to add as an event of default the repurchase of the Warrants;
•	waive any prepayment premium (but not any end-of-term payment) with respect to the Original Agri-Energy Loan Agreement and the Amended Agri-Energy Loan Agreement;
•

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of December 31, 2013 are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

•	waive the requirement for Agri-Energy to make principal amortization payments on the Amended Agri-Energy Loan Agreement during the Restructure Period;
•

raise the interest rates under the Amended Agri-Energy Loan Agreement to 13% during the Restructure Period (provided that such rate will return to 11% following the Restructure Period so long as no event of default under the Amended Agri-Energy Loan Agreement shall be continuing on the last day of the Restructure Period);

•

during the period beginning January 2015, and continuing through and including the final monthly installment due under the Amended Agri-Energy Loan Agreement, adjust the monthly payment due and payable to 50% of the fully amortizing amount of principal and interest otherwise due and payable for such month, applied first to outstanding accrued interest and then to principal, with the remaining 50% portion of such required payments of principal and interest for such month accruing and made due and payable at the time of the final monthly installment; and

•	permit dividends and distributions to make cash payments in lieu of issuing fractional shares in connection with any issuance of stock resulting from the exercise of any warrant.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2013 (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total

Principal debt payments (1)	$1,280	$9,789	$-	$26,900	$37,969
Interest payments on debt (2)	3,226	4,709	4,035	7,061	19,031
Operating leases (3)	1,567	2,908	2,123	538	7,136
Software license agreement (4)	153	319	167	-	639
Base fee due to South Hampton Resources, Inc. (5)	400	-	-	-	400

Total	$6,626	$17,725	$6,325	$34,499	$65,175

(1)	Principal debt payments include amounts due to TriplePoint under the Amended Agri-Energy Loan Agreement and the principal amount of the outstanding Convertible Notes.
(2)	Interest payments due to TriplePoint under the Amended Agri-Energy Loan Agreement and to holders of the Convertible Notes.
(3)	Commitments for operating leases primarily relate to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	Amounts due under a software license agreement.
(5)

In accordance with our demonstration plant processing agreement with South Hampton we are obligated to pay $50,000 per month for the remainder of the initial term of the agreement which ends in August 2014.

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

Commodity Price Risk

We have produced isobutanol, ethanol and distiller’s grains from corn and our business is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, corn planted and harvested acreage, changes in national and global supply and demand and government programs and policies. We use natural gas during the production of isobutanol and ethanol and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol prices are sensitive to world crude oil supply and demand, crude oil refining capacity and utilization, government regulation and consumer demand for alternative fuels. Distiller’s grains prices are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives and supply factors, primarily production by ethanol plants and other sources.

Historically, we have attempted to reduce the market risk associated with fluctuations in the price of corn by employing a variety of risk management and economic hedging strategies. Strategies include the use of forward purchase contracts and exchange-traded futures contracts. Exchange-traded futures contracts for corn are recorded as a derivative asset or liability on our consolidated balance sheets at fair value. Changes in the fair value during a reporting period are recognized as cost of goods sold in our consolidated statements of operations.

Equity Price Risk

As of December 31, 2013, we had $26.9 million in principal amount of Convertible Notes due July 1, 2022. We are subject to equity price risk related to the Coupon Make-Whole Payment feature of this debt. If a holder elects to convert its Convertible Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%.  We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. Accordingly, based upon the number of semi-annual interest payments currently due upon a conversion, at a $1.30 daily volume weighted average common stock price, if we elected to settle the Coupon Make-Whole Payment components of all conversions, we would be required to issue 9,708,296 shares to settle the Coupon Make-Whole Payment upon conversion of the principal amount of Convertible Notes outstanding as of December 31, 2013.  With a $0.50 decline in the daily volume weighted average common stock price, we would have to issue an additional 3,099,748 shares of common stock to settle the same Coupon Make-Whole Payment. With a $0.50 increase in the daily volume weighted average common stock price, we would have to issue 1,381,236 fewer shares of common stock to settle the same Coupon Make-Whole Payment.

The Convertible Notes include terms that are considered to be embedded derivatives, including the Coupon Make-Whole Payment (see Note 6). On a quarterly basis, we are required to record these embedded derivatives at fair value with the changes being recorded as a component of our consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivatives.

As of December 31, 2013, we had 21,303,750 outstanding Warrants that are derivative instruments and are recorded at an estimated fair value each reporting period. The change in the estimated fair value, which is determined in part based upon the quoted market prices of the Warrants, represents an unrealized gain or loss included in our consolidated statement of operations.  Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of the

Warrants. An increase or decrease of $0.01 in the estimated fair value of each Warrant would result in a $0.2 million unrealized loss or gain, respectively, on our consolidated statements of operations.

Refer to “Critical Accounting Policies and Estimates” included in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an additional discussion on the impact on our results of operations associated with the embedded derivatives and derivative instruments described above.

Interest Rate Risk

We had cash and cash equivalents totaling $24.6 million at December 31, 2013. These amounts were invested primarily in demand deposit checking and savings accounts and are held for working capital purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations and we do not enter into investments for trading or speculative purposes. Accordingly, we believe we do not have material exposure to changes in fair value as a result of changes in interest rates.

The terms of our TriplePoint long-term debt facility and our Convertible Notes provide for fixed rates of interest, and are therefore not subject to fluctuations in market interest rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gevo, Inc.

Englewood, CO

We have audited the accompanying consolidated balance sheets of Gevo, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and for the period from June 9, 2005 (date of incorporation) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gevo, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, and for the period from June 9, 2005 (date of incorporation) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The Company is a development stage enterprise engaged in conducting research and development, business development, business and financial planning, establishing its facilities and raising capital. As discussed in Note 1 to the consolidated financial statements, attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for its products and services and attracting and retaining qualified personnel.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the amount of existing working capital at December 31, 2013 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

April 14, 2014

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$24,625	$66,744
Accounts receivable	1,358	698
Inventories	3,581	6,659
Prepaid expenses and other current assets	1,163	1,508
Derivative assets	-	271
Total current assets	30,727	75,880

Property, plant and equipment, net	83,475	77,093
Debt issue costs, net	801	1,736
Deposits and other assets	1,352	1,402
Total assets	$116,355	$156,111

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$13,030	$8,244
Current portion of secured debt, net of $492 and $856 discount at December 31, 2013 and 2012, respectively	788	8,513
Derivative warrant liability	7,243	-
Derivative liabilities	-	12
Total current liabilities	21,061	16,769
Long-term portion of secured debt, net of $450 and $784 discount at December 31, 2013 and 2012, respectively	9,339	15,445
Convertible notes, net	14,501	25,554
Other long-term liabilities	479	512
Total liabilities	45,380	58,280

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2013 and 2012	-	-
Common stock, $0.01 par value per share; 150,000,000 authorized; 68,492,894 and 39,606,668 shares issued and outstanding at December 31, 2013 and 2012, respectively	685	396
Additional paid-in capital	332,443	292,782
Deficit accumulated during development stage	(262,153)	(195,347)
Total stockholders' equity	70,975	97,831
Total liabilities and stockholders' equity	$116,355	$156,111

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

				From June 9, 2005
				(Date of Inception)
	Year Ended December 31,			To
	2013	2012	2011	December 31, 2013
Revenue and cost of goods sold
Ethanol sales and related products, net	$-	$19,908	$63,742	$98,415
Hydrocarbon revenue	2,157	650	-	2,807
Grant and other revenue	2,722	2,818	807	9,221
Corn sales	3,345	1,009	-	4,354
Total revenues	8,224	24,385	64,549	114,797

Cost of corn sales	3,391	918	-	4,309
Cost of goods sold	14,522	31,492	60,588	120,048

Gross (loss) margin	(9,689)	(8,025)	3,961	(9,560)

Operating expenses
Research and development	20,179	19,431	19,753	96,829
Selling, general and administrative	25,548	43,981	28,890	139,854
Other operating expenses	99	-	11	1,347
Total operating expenses	45,826	63,412	48,654	238,030

Loss from operations	(55,515)	(71,437)	(44,693)	(247,590)

Other (expense) income
Interest expense	(9,301)	(6,338)	(3,577)	(24,218)
Loss on conversion of debt	(2,038)	-	-	(2,038)
Gain from change in fair value of embedded derivatives	3,114	17,000	-	20,114
Other income	129	63	85	913
Loss from change in fair value of derivative warrant liability	(3,195)	-	(29)	(6,047)
Total other (expense) income	(11,291)	10,725	(3,521)	(11,276)

Net loss	(66,806)	(60,712)	(48,214)	(258,866)

Deemed dividend - amortization of beneficial conversion feature on Series D-1 preferred stock	-	-	(1,094)	(3,872)

Net loss attributable to Gevo, Inc. common stockholders	$(66,806)	$(60,712)	$(49,308)	$(262,738)

Net loss per share attributable to Gevo, Inc. common stockholders - basic and diluted	$(1.48)	$(1.86)	$(2.15)
Weighted-average number of common shares outstanding - basic and diluted	45,071,618	32,619,091	22,909,916

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Deficit
						Accumulated
	Convertible				Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

BALANCE—June 9, 2005 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	950,000	10	(10)	-	-
Issuance of Series A-1 preferred stock	1,000,000	10	-	-	490	-	500
Stock issuance costs	-	-	-	-	(56)	-	(56)
Net loss	-	-	-	-	-	(259)	(259)

BALANCE—December 31, 2005	1,000,000	10	950,000	10	424	(259)	185
Issuance of Series A-2 preferred stock	1,084,000	11	-	-	892	-	903
Issuance of Series A-3 preferred stock	915,000	9	-	-	1,592	-	1,601
Issuance of warrants with secured long-term debt	-	-	-	-	10	-	10
Stock issuance costs	-	-	-	-	(20)	-	(20)
Non-cash stock-based compensation	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(1,110)	(1,110)

BALANCE—December 31, 2006	2,999,000	30	950,000	10	2,900	(1,369)	1,571
Issuance of Series A-4 preferred stock	858,369	9	-	-	1,991	-	2,000
Issuance of Series B preferred stock	1,027,397	10	-	-	2,990	-	3,000
Issuance of common stock	-	-	22,000	-	10	-	10
Issuance of restricted common stock	-	-	187,500	2	(2)	-	-
Issuance of warrants with secured long-term debt	-	-	-	-	33	-	33
Stock issuance costs	-	-	-	-	(82)	-	(82)
Non-cash stock-based compensation	-	-	-	-	55	-	55
Net loss	-	-	-	-	-	(7,226)	(7,226)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Deficit
						Accumulated
	Convertible				Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
BALANCE—December 31, 2007	4,884,766	49	1,159,500	12	7,895	(8,595)	(639)
Issuance of Series C preferred stock converted from promissory notes and accrued interest	555,346	6	-	-	3,037	-	3,043
Issuance of Series C preferred stock	2,546,844	25	-	-	13,932	-	13,957
Issuance of warrants with secured long-term debt	-	-	-	-	326	-	326
Issuance of warrants with convertible promissory notes	-	-	-	-	505	-	505
Beneficial conversion feature—convertible promissory notes	-	-	-	-	505	-	505
Stock issuance costs	-	-	-	-	(210)	-	(210)
Non-cash stock-based compensation	-	-	-	-	207	-	207
Issuance of restricted common stock	-	-	50,000	1	(1)	-	-
Forfeiture of restricted common stock	-	-	(64,583)	(1)	1	-	-
Issuance of common stock upon exercise of stock options	-	-	19,155	-	6	-	6
Net loss	-	-	-	-	-	(14,542)	(14,542)

BALANCE—December 31, 2008	7,986,956	80	1,164,072	12	26,203	(23,137)	3,158
Cumulative effect of reclassification of preferred stock warrants from equity to liabilities	-	-	-	-	(874)	585	(289)
Issuance of Series D preferred stock	4,616,483	46	-	-	32,454	-	32,500
Stock issuance costs	-	-	-	-	(1,346)	-	(1,346)
Non-cash stock-based compensation	-	-	-	-	945	-	945
Forfeiture of restricted common stock	-	-	(13,530)	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	834	-	-	-	-
Net loss	-	-	-	-	-	(19,885)	(19,885)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Deficit
						Accumulated
	Convertible				Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

BALANCE—December 31, 2009	12,603,439	126	1,151,376	12	57,382	(42,437)	15,083
Issuance of Series D-1 preferred stock	1,902,087	19			26,801	-	26,820
Beneficial conversion feature—Series D-1	-	-	-	-	5,744	-	5,744
Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	-	-	-	-	2,778	(2,778)	-
Stock issuance costs	-	-	-	-	(153)	-	(153)
Non-cash stock-based compensation	-	-	-	-	10,511	-	10,511
Forfeiture of restricted common stock	-	-	(22,266)	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	31,547	-	16	-	16
Issuance of Series C preferred stock upon exercise of warrant	108,076	1	-	-	2,049	-	2,050
Net loss	-	-	-	-	-	(40,112)	(40,112)

BALANCE—December 31, 2010	14,613,602	146	1,160,657	12	105,128	(85,327)	19,959
Issuance of common stock in initial public offering, net of underwriting discounts and commissions	-	-	8,222,500	82	110,326	-	110,408
Conversion of preferred stock to common stock upon initial public offering	(14,613,602)	(146)	16,329,703	163	(17)	-	-
Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in capital	-	-	-	-	2,063	-	2,063
Deemed dividend—amortization of beneficial conversion feature on Series D-1 convertible preferred stock	-	-	-	-	1,094	(1,094)	-
Non-cash stock-based compensation	-	-	-	-	6,826	-	6,826
Issuance of restricted common stock	-	-	311,859	3	(3)	-	-
Issuance of warrants with secured long-term debt	-	-	-	-	877	-	877
Issuance of common stock pursuant to employee stock purchase plan	-	-	8,764	-	47	-	47
Issuance of common stock upon exercise of stock options	-	-	226,151	2	169	-	171
Issuance of common stock upon cashless net exercise of warrant	-	-	122,424	2	(2)	-	-
Net loss	-	-	-	-	-	(48,214)	(48,214)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Deficit
						Accumulated
	Convertible				Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

BALANCE—December 31, 2011	-	-	26,382,058	264	226,508	(134,635)	92,137
Issuance of common stock, net	-	-	12,500,000	125	57,305	-	57,430
Issuance of common stock upon exercise of stock options, warrants and pursuant to an employee stock purchase plan	-	-	654,047	7	870	-	877
Issuance of restricted stock	-	-	232,732	2	(2)	-	-
Issuance of warrants in conjunction with secured debt	-	-	-	-	120	-	120
Cancellation of restricted stock	-	-	(162,169)	(2)	2	-	-
Non-cash stock-based compensation	-	-	-	-	7,979	-	7,979
Net loss	-	-	-	-	-	(60,712)	(60,712)

BALANCE—December 31, 2012	-	-	39,606,668	396	292,782	(195,347)	97,831
Issuance of restricted stock	-	-	1,170,775	12	(12)	-	-
Cancellation of restricted stock	-	-	(237,795)	(2)	2	-	-
Issuance of common stock for services, upon exercise of stock options and pursuant to an employee stock purchase plan	-	-	512,113	5	740	-	745
Non-cash stock-based compensation	-	-	-	-	3,911	-	3,911
Issuance of common stock, net of issue costs and Warrants	-	-	21,303,750	213	22,118	-	22,331
Modification of warrants	-	-	-	-	179	-	179
Issuance of common stock upon conversion of debt	-	-	6,137,383	61	12,723	-	12,784
Net loss	-	-	-	-	-	(66,806)	(66,806)

BALANCE—December 31, 2013	-	$-	68,492,894	$685	$332,443	$(262,153)	$70,975

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

				From June 9, 2005
				(Date of Inception)
	Year Ended December 31,			To
	2013	2012	2011	December 31, 2013

Operating Activities
Net loss	$(66,806)	$(60,712)	$(48,214)	$(258,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	4,719	2,207	928	10,007
Non-cash stock-based compensation	3,911	7,979	6,826	30,436
Depreciation and amortization	3,393	3,313	4,600	16,998
Loss from change in fair value of warrant liabilities	3,195	-	29	6,047
Loss on conversion of debt	2,038	-	-	2,038
Loss (gain) from change in fair value of derivatives	259	(445)	142	(605)
Gain from change in fair value of embedded derivative	(3,114)	(17,000)	-	(20,114)
Other non-cash expenses	991	500	11	1,855
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(660)	2,240	(108)	641
Inventories	2,148	(2,845)	(49)	(941)
Prepaid expenses and other current assets	345	197	(381)	312
Deposits and other assets	(48)	(149)	-	(287)
Accounts payable, accrued expenses, and long-term liabilities	2,581	(3,343)	2,605	8,005
Net cash used in operating activities	(47,048)	(68,058)	(33,611)	(204,474)

Investing Activities
Acquisitions of property, plant and equipment	(9,806)	(52,432)	(8,015)	(78,493)
Proceeds from sales tax refund	2,006	-	-	2,006
Other	125	(647)	(58)	(575)
Acquisition of Agri-Energy, net of cash assumed	-	-	-	(24,936)
Restricted certificate of deposit	-	40	40	(39)
Net cash used in investing activities	(7,675)	(53,039)	(8,033)	(102,037)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

				From June 9, 2005
				(Date of Inception)
	Year Ended December 31,			To
	2013	2012	2011	December 31, 2013
Financing Activities
Proceeds from issuance of common stock and common stock units	28,761	61,875	114,704	205,340
Proceeds from issuance of common stock upon exercise of stock options and ESPP	262	877	218	1,379
Payments on secured debt	(14,529)	(10,406)	(1,897)	(33,225)
Debt and equity offering costs	(1,711)	(5,876)	(2,123)	(15,214)
Deposit on secured debt and other	(179)	(154)	(307)	(639)
Proceeds from issuance of convertible debt, net	-	42,300	-	42,300
Proceeds from issuance of secured debt	-	5,000	10,000	41,578
Proceeds from issuance of convertible preferred stock	-	-	-	86,025
Proceeds from issuance of convertible promissory notes with warrants	-	-	-	3,000
Proceeds from the exercise of warrants	-	-	-	592
Net cash provided by financing activities	12,604	93,616	120,595	331,136

Net (decrease) increase in cash and cash equivalents	(42,119)	(27,481)	78,951	24,625

Cash and cash equivalents
Beginning of year	66,744	94,225	15,274	-
Ending of year	$24,625	$66,744	$94,225	$24,625

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

				From June 9, 2005
				(Date of Inception)
Supplemental disclosures of cash and non-cash investing	Year Ended December 31,			To
and financing transactions	2013	2012	2011	December 31, 2013
Conversion of convertible debt to common stock	$12,784	$-	$-	$12,784
Cash paid for interest, net of interest capitalized	$4,463	$4,307	$2,461	$13,921
Issuance of common stock Warrants	$4,048	$-	$-	$4,048
Non-cash purchase of property, plant and equipment	$2,453	$390	$2,351	$2,453
Accrued offering costs	$671	$-	$-	$671
Issuance of common stock for services	$483	$-	$-	$483
Modification of warrants	$179	$-	$-	$179
Warrants issued with secured debt	$-	$120	$877	$1,746
Warrants issued with convertible promissory notes	$-	$-	$-	$505
Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in-capital	$-	$-	$2,063	$2,063
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	$-	$-	$1,094	$3,872
Promissory notes and accrued interest converted to Series C preferred stock	$-	$-	$-	$3,043
Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$-	$-	$-	$1,458
Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$-	$-	$-	$1,000
Reclassified deferred offering costs to additional paid-in-capital upon initial public offering	$-	$-	$4,296	$4,296

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

1. Nature of Business and Financial Condition

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005 (“Inception”). Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 13). Gevo Development became a wholly owned subsidiary of the Company in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012.  In September 2012, as a result of a lower than planned production rate of isobutanol the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates.  In 2013, the Company modified the Agri-Energy Facility which it believes will allow the Company to increase the production rate. In June 2013, the Company resumed the limited production of isobutanol operating one fermenter and one Gevo Integrated Fermentation Technology® (“GIFT®”) separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, the Company expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify its results with a second configuration of equipment.  In October 2013, the Company began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and modify the Agri-Energy Facility which it believes will enable the simultaneous production of isobutanol and ethanol. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of the strong ethanol margins currently available in the marketplace.

At December 31, 2013, the Company is considered to be in the development stage as its primary activities, since Inception, have been conducting research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility and raising capital. Ultimately, the attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

Until May 2012, when the Company commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility, the Company derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at this facility. The production of ethanol alone is not the Company’s intended business and its future profitability depends on its ability to produce and market isobutanol and products derived from isobutanol. The historical operating results of Agri-Energy and the operating results reported during the retrofit to isobutanol production, the initial startup of isobutanol production and any period in which the production of isobutanol is temporarily paused and the Company’s management determines, based on the then-current economic conditions for the production of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production may not be indicative of future operating results for Agri-Energy or Gevo once commercial isobutanol production commences at this facility. Additionally, because the production of ethanol alone is not the Company’s intended business, the Company will continue to report as a development stage company until it begins to generate significant revenue from the sale of isobutanol or other products that are or become the Company’s intended business.

Financial Condition. For the year ended December 31, 2013, the Company incurred a consolidated net loss of $66.8 million and had an accumulated deficit of $262.2 million. From inception to December 31, 2013, the Company has incurred significant net losses and has funded its operations primarily through equity offerings, issuances of debt, borrowings under its secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. The Company’s cash and cash equivalents at December 31, 2013 totaled $24.6 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at the Agri-Energy Facility; (ii) operating activities at its corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with its Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax; and (vi) debt service obligations. The Company expects to incur future net losses as it continues to fund the development and commercialization of its

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

product candidates.   The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its secured debt with TriplePoint and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on the Company’s operating plan, existing working capital at December 31, 2013 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements of Gevo include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. The Company has certain immaterial prior period balances that have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income, cash flows or stockholders’ equity previously reported.

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

Accounts Receivable. The Company records receivables for products shipped and services provided but for which payment has not yet been received. As of December 31, 2013 and 2012, no allowance for doubtful accounts has been recorded, based upon the expected full collection of the accounts receivable.

Inventories. Inventory is recorded at the lower of cost or market value and cost of goods sold is determined by the first-in, first-out method. Ethanol and isobutanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead costs.

Derivative Instruments.  The Company evaluates its contracts for potential derivatives.  See Note 6 for a description of the Company’s accounting for embedded derivatives and Note 7 for a description of the Company’s derivative warrant liability.

Since the acquisition of Agri-Energy in September 2010, the Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices for corn. These financial exposures are monitored and managed by the Company generally through derivative instruments, including forward purchase contracts and exchange traded futures contracts, as an integral part of its overall risk management program. The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The Company generally follows a policy of using exchange-traded futures contracts as a means of managing exposure to changes in corn prices. Exchange-traded futures contracts are valued at fair value and are recorded as a derivative asset at December 31, 2012 in the consolidated balance sheets and changes in fair value are recorded in cost of goods sold in the consolidated statements of operations. As of December 31, 2013, the Company did not have any exchange-traded futures contracts.

Forward purchase contracts are recorded at fair value unless a company elects to use the “normal purchases and normal sales scope exception” guidance of GAAP.  To qualify for the normal purchases and normal sales scope exception, a contract must be appropriately designated and must provide for the purchase of sale of physical commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations.  During the years ended December 31, 2013 and 2012, the Company did not elect the normal purchase and normal sales scope exception to its forward purchase contracts.  Accordingly, changes in the fair value of these contracts during the years ended December 31, 2013 and 2012 have been recorded in cost of goods sold in the consolidated statements of operations.  While these contracts were not material at December 31, 2012, they were recorded at their fair value which has been included as a component of derivative asset in the consolidated balance sheets. At December 31, 2013, the Company did not have any forward purchase contracts.  During the year ended December 31, 2011, the Company designated all of its forward purchase contracts for corn under the normal purchase and normal sales scope exception and therefore they were not recorded at fair value.

The foregoing derivatives do not include any credit risk related contingent features, the Company has not entered into these derivative financial instruments for trading or speculative purposes, and the Company has not designated any of our derivatives as hedges for financial accounting purposes.  At December 31, 2012, the Company had $0.1 million held in a margin deposit account for its exchange-traded futures contracts.  At December 31, 2013, the Company did not have any exchange-traded futures contracts or forward purchase contracts and, as such, did not hold any cash in margin deposit accounts.

The Company records realized and unrealized gains or losses on its derivative instruments as a component of cost of goods sold in the consolidated statements of operations.

The following table summarizes the realized and unrealized gains/ (losses) of the Company’s derivative instruments (in thousands).

	Year Ended December 31,			From Inception to
Realized Gain / (Losses)	2013	2012	2011	December 31, 2013
Exchange-traded futures contracts	$642	$(375)	$596	$(235)

Unrealized Gain / (Losses)
Exchange-traded futures contracts	(271)	457	219	648
Forward purchase contracts	12	(12)	(361)	(43)

The following table represents the Company’s net long and short positions regardless of whether the derivative instruments qualify for the normal purchase and normal sales scope exception.

Year of Expiration	December 31, 2013 Corn Net Short Position Bushels	December 31, 2012 Corn Net Short Position Bushels
2013	-	683

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

The Company capitalizes interest incurred for capital projects at its Agri-Energy Facility during the period of construction through the date such projects become substantially complete.  As of December 31, 2013 and 2012, the Company had capitalized interest of $1.8 million and $1.6 million, respectively.

Impairment of Property, Plant and Equipment. The Company’s property, plant and equipment consist primarily of assets associated with the acquisition and retrofit of the Agri-Energy Facility. The Company assesses impairment of property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company evaluated its Agri-Energy Facility for impairment as of December 31, 2013 and 2012.  These evaluations included comparing the carrying amount of the acquisition and retrofit of the Agri-Energy Facility to the estimated undiscounted future cash flows at the Agri-Energy Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

—	sales price of isobutanol and by-products such as dried distiller’s grains;
—	purchase price of corn;
—	production levels of isobutanol; and
—	costs to produce isobutanol.

Factors which can impact these assumptions include, but are not limited to;

—	effectiveness of the Company’s technology to increase production of isobutanol above the levels observed in startup operations;
—	demand for renewable isobutanol
—	competitive prices for isobutanol derived from petroleum; and
—	harvest levels of corn.

Based upon the Company’s evaluation at December 31, 2013 and 2012, the Company concluded that the estimated undiscounted future cash flows from Agri-Energy Facility exceeded the carrying value and, as such, these assets were not impaired. Although the Company’s cash flow forecasts are based on assumptions that are consistent with its planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, the Company may make changes to its business plan that could result in changes to the expected cash flows. As a result, it is possible that a long- lived asset may be impaired in future reporting periods.

Debt Issue Costs. Debt issue costs are costs incurred in connection with the Company’s debt financings that have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt, using the effective interest method.

Revenue Recognition. The Company records revenue from the sale of hydrocarbon products, ethanol and related products, including the sale of corn inventory. The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable; and collectability is reasonably assured. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

Revenue related to government research grants and cooperative agreements is recognized in the period during which the related costs are incurred, provided that the conditions under the awards have been met and only perfunctory obligations are outstanding.

Cost of Goods Sold. Cost of goods sold includes costs incurred in conjunction with the initial startup operations for the production of isobutanol at the Agri-Energy Facility and costs directly associated with the ethanol production process such as costs for direct materials, direct labor and certain plant overhead costs. Costs associated with the initial operations for the production of isobutanol includes costs for direct materials, direct labor, plant utilities, including natural gas, and plant depreciation. Direct materials consist of dextrose for initial production of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Costs of direct materials for the production of ethanol consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in the operation of the Agri-Energy Facility. Plant overhead costs primarily consist of plant utilities and plant depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. The Company purchases natural gas to power steam generation in the production process and to dry the distiller’s grains. The Company historically has entered into forward purchase contracts and exchange-traded futures contracts associated with corn.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Accordingly, the Company’s cost of goods sold also includes gains or losses and/or changes in fair value from its forward purchase contracts and exchange-traded futures contracts. As of December 31, 2013, the Company did not have any forward purchase contracts and exchange-traded futures contracts

Patents . All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain. Patent-related legal expenses incurred are recorded as selling, general and administrative expense, and during the years ended December 31, 2013, 2012 and 2011, and from Inception to December 31, 2013, were $2.3 million, $2.7 million, $1.3 million, and $9.3 million, respectively.

Beneficial Conversion Feature.  The Company recorded a beneficial conversion feature relating to the issuance of Series D-1 preferred stock between March and May 2010 (see Note 9). The beneficial conversion feature was recorded as a discount to the Series D-1 preferred stock and was being amortized to retained earnings through September 30, 2011, unless converted earlier. In February 2011, upon completion of the Company’s initial public offering, the shares of Series D-1 preferred stock automatically converted to common stock at a rate of 1.9022 shares of common stock for each share of Series D-1 preferred stock.

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

Income Taxes. Deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2013 and 2012, based upon current facts and circumstances, the Company had recorded a valuation allowance against its deferred tax assets of $105.0 million and $76.8 million, respectively.

Stock-Based Compensation. The Company’s stock-based compensation expense includes expenses associated with share-based awards granted to employees, board members, non-employees and expenses associated with awards under its employee stock purchase plan (“ESPP”). Stock-based compensation expense for all share-based payment awards granted is based on the grant date fair value. The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model and the grant date fair value for restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation costs for share-based payment awards granted to employees net of estimated forfeitures and recognizes stock-based compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the vesting term of up to four years. For performance based restricted stock awards, the Company recognizes expense over the requisite service period. The fair values of share-based awards granted to non-employees are remeasured as the services are performed and the awards vest, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered.

Net Loss Per Share. Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ending December 31, 2013, 2012 and 2011 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth securities that could potentially dilute the calculation of diluted earnings per share.

	Year Ended December 31,
	2013	2012	2011
Warrants to purchase common stock	22,563,748	1,229,998	1,243,820
Convertible debt	4,725,514	7,905,137	-
Outstanding options to purchase common stock	2,871,563	2,940,352	3,261,739
Unvested restricted common stock	791,389	183,416	284,825
Total	30,952,214	12,258,903	4,790,384

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	December 31,
	2013	2012
Raw materials
Corn	$1,456	$4,174
Enzymes and other inputs	514	656
Finished goods	192	85
Work in process	224	648
Spare parts	1,195	1,096

Total inventories	$3,581	$6,659

Work in process inventory included unfinished jet fuel and isobutanol inventory. The Company had $2.1 million, $2.1 million, $2.1 million, and $6.8 million of depreciation expense included in cost of goods sold during the years ended December 31, 2013, 2012 and 2011 and from Inception to December 31, 2013, respectively.

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		December 31,
		2013	2012
Construction in progress	-	$66,033	$57,185
Plant machinery and equipment	10 years	11,009	11,030
Site improvements	10 years	7,007	7,007
Lab equipment, furniture and fixtures and vehicles	5 years	6,303	5,553
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,437	1,411
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,105	2,069
Total property, plant and equipment		100,034	90,395
Less accumulated depreciation and amortization		(16,559)	(13,302)

Property, plant and equipment, net		$83,475	$77,093

During the years ended December 31, 2013, 2012 and 2011, the Company capitalized interest on its secured debt associated with its qualifying assets, which primarily related to the retrofit of the Agri-Energy Facility and other related capital projects that were actively being developed. As a result, the Company capitalized $0.2 million, $1.3 million and $0.3 million of interest incurred during the years ended December 31, 2013, 2012 and 2011, respectively. No interest was capitalized prior to 2011.

As of December 31, 2013 and 2012, the Company has $0.7 million of capital lease assets included in computer, office equipment and software. The Company includes amortization of capital lease assets, $0.1 million during the each of the years ended

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012, as a component of depreciation and amortization in the consolidated statements of cash flows. The Company did not have any capital leases prior to 2012.

5. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	December 31,
	2013	2012
Accounts payable — trade	$6,460	$1,310
Accrued legal-related fees	2,999	2,757
Deferred revenue	1,000	1,000
Accrued employee compensation	818	1,109
Cargill license agreement	-	500
Other accrued liabilities	1,753	1,568

Total accounts payable and accrued liabilities	$13,030	$8,244

6. Embedded Derivatives

In July 2012, the Company issued 7.5% convertible senior notes due 2022 (the “Convertible Notes”) which contain the following embedded derivatives: (i) rights to convert into shares of the Company’s common stock, including upon a Fundamental Change (as defined in the indenture governing the Convertible Notes (the “Indenture”)); and (ii) a Coupon Make-Whole Payment (as defined in the Indenture) in the event of a conversion by the holders of the Convertible Notes prior to July 1, 2017. Embedded derivatives are separated from the host contract, the Convertible Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivatives within the Convertible Notes meet these criteria and, as such, must be valued separate and apart from the Convertible Notes and recorded at fair value each reporting period.

The Company combines these embedded derivatives and values them together as one unit of accounting. At each reporting period, the Company records these embedded derivatives at fair value which is included as a component of convertible notes, net on the consolidated balance sheets.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the inputs (Level 2 as defined in Note 18) to the lattice model that was used to value the embedded derivatives.

	December 31,
	2013	2012
Stock price	$1.43	$1.54
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	2.8%	1.7%
Estimated stock volatility	65%	79%
Estimated credit spread	33%	37%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, the estimated fair value of the embedded derivatives will generally decrease with; (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) increase in the estimated credit spread.

The following table sets forth the value of the Convertible Notes with and without the embedded derivatives, and the fair value of the embedded derivatives (in thousands).

	December 31,
	2013	2012
Fair value of Convertible Notes:
With the embedded derivatives	$15,925	$26,000
Without the embedded derivatives	12,455	15,000
Estimated fair value of the embedded derivatives	$3,470	$11,000

During the years ended December 31, 2013 and 2012, the estimated fair value of the embedded derivatives decreased by $3.1 million and $17.0 million, respectively. The decline in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as gain from change in fair value of embedded derivatives in the consolidated statements of operations.

7. Derivative Warrant Liability

In December 2013, the Company sold 21,303,750 common stock units. Each common stock unit consisted of one share of the Company’s common stock and a warrant (each a “Warrant”) to purchase one share of the Company’s common stock. The agreement governing the Warrants (the “Warrant Agreement”) includes the following terms:

—

the Warrants have an exercise price of $1.85 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock at a price per share less than the exercise price of the Warrants;

—	the Warrants have an expiration date of December 16, 2018;
—

a holder of Warrants may exercise the Warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the Warrants through a cash exercise;

—

the exercise price and the number and type of securities purchasable upon exercise of Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

—

in the event of an extraordinary transaction (as defined in the Warrant Agreement) generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the Warrant holder, at the holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s Warrants as determined in accordance with the Black Scholes option pricing model and the terms of the Warrants.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Based on these terms, the Company has determined that the Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.    The fair value was estimated to be $7.2 million and $4.0 million as of December 31, 2013 and December 16, 2013 (the date of issuance), respectively.  The increase in the estimated fair value of the Warrants represents an unrealized loss which has been recorded as a loss from the change in fair value of derivative warrant liability in the consolidated statements of operations.

8. Secured Debt and Convertible Notes

Secured Debt.

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	December 31,
	2013	2012
Secured debt
TriplePoint - Matures December 2014	$917	$11,643
TriplePoint - Matures October 2015	6,657	9,266
TriplePoint - Matures January 2016	3,495	4,689
Total secured debt	11,069	25,598
Less:
Unamortized debt discounts	(942)	(1,640)
	10,127	23,958
Less current portion of debt	(788)	(8,513)
Long-term portion of debt	$9,339	$15,445

Debt discounts incurred with the issuance of the Company’s secured debt and convertible notes are recorded on the consolidated balance sheets as a reduction to associated debt balances. The Company amortizes debt discount to interest expense over the term of the debt or expected life of the debt using the effective interest method.

TriplePoint

Gevo Loan Agreement. In August 2010, Gevo, Inc. entered into a loan and security agreement (the “Gevo Loan Agreement”) with TriplePoint, pursuant to which the Company borrowed $5.0 million. In July 2012, the Company used $5.4 million of the proceeds from the July 2012 offering of the Convertible Notes to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

Original Agri-Energy Loan Agreement. In August 2010, Gevo Development borrowed $12.5 million from TriplePoint to finance its acquisition of Agri-Energy. In September 2010, upon completion of the acquisition, the loan and security agreement (the “Original Agri-Energy Loan Agreement”) was amended to make Agri-Energy the borrower under the facility. In December 2013, the Company used $5.1 million of the proceeds from the offering of common stock units that was completed in December 2013 to pay off the remaining $5.1 million in outstanding principal under this loan.  Pursuant to the amendments described below, the Company has also agreed to pay the end-of-term payment of $1.0 million associated with this loan in 12 equal monthly payments commencing January 2014 and ending December 2014.

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol.  The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default.  In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which matures in October 2015. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which matures December 2015, bringing the total borrowed under the additional term loan facilities to $15.0 million.  The aggregate amount outstanding under the additional term loan facilities bears interest at a rate equal to 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.  As security for its obligations under the Amended Agri-Energy Loan Agreement, Agri-Energy granted TriplePoint a security interest in and lien upon all of its assets. Gevo, Inc. also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint (the “Gevo Security Agreement”), which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.

June 2012 Amendments. In June 2012, Gevo, Inc. entered into (i) an amendment (the “Security Agreement Amendment”) to the Gevo Security Agreement and (ii) an amendment (the “Gevo Loan Amendment”) to the Gevo Loan Agreement. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of the Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permitted Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) added as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) added a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

December 2013 Amendments. In December 2013, Gevo, Inc. entered into additional amendments to certain of its existing agreements with TriplePoint and entered into a new intellectual property assignment agreement in favor of TriplePoint to, among other things:

•	permit the issuance of Warrants associated with the Company’s December 2013 offering of common stock units;
•	grant TriplePoint a lien and security interest in all of the intellectual property of the Company;
•	expand the events of default to add as an event of default the repurchase of the Warrants;
•	waive any prepayment premium (but not any end-of-term payment) with respect to the Original Agri-Energy Loan Agreement and the Amended Agri-Energy Loan Agreement;
•

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of December 31, 2013 are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

•	waive the requirement for Agri-Energy to make principal amortization payments on the Amended Agri-Energy Loan Agreement through December 31, 2014 (the “Restructure Period”);
•

raise the interest rates under the Amended Agri-Energy Loan Agreement to 13% during the Restructure Period (provided that such rate will return to 11% following the Restructure Period so long as no event of default under the Amended Agri-Energy Loan Agreement shall be continuing on the last day of the Restructure Period);

•

during the period beginning January 2015, and continuing through and including the final monthly installment due under the Amended Agri-Energy Loan Agreement, adjust the monthly payment due and payable to 50% of the fully amortizing amount of principal and interest otherwise due and payable for such month, applied first to outstanding accrued interest and then to principal, with the remaining 50% portion of such required payments of principal and interest for such month accruing and made due and payable at the time of the final monthly installment; and

•	permit dividends and distributions to make cash payments in lieu of issuing fractional shares in connection with any issuance of stock resulting from the exercise of any warrant.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Convertible Notes

The following table sets forth information pertaining to the Convertible Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Convertible Notes	Debt Discount	Total
Balance - July 2012 (date of issuance)	$28,000	$45,000	$(30,700)	$42,300
Amortization of debt discount	-	-	254	254
Gain from change in fair value of embedded derivatives	(17,000)	-	-	(17,000)
Balance - December 31, 2012	$11,000	$45,000	$(30,446)	$25,554

Amortization of debt discount	-	-	3,300	3,300
Write-off of debt discount associated with conversion of Convertible Notes	-	-	11,277	11,277
Gain from change in fair value of embedded derivatives	(3,114)	-	-	(3,114)
Conversion of Convertible Notes	(4,416)	(18,100)	-	(22,516)
Balance - December 31, 2013	$3,470	$26,900	$(15,869)	$14,501

In July 2012, the Company sold $45.0 million in aggregate principal amount of Convertible Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013.

The Convertible Notes will mature in July 2022, unless earlier repurchased, redeemed or converted. During the years ended December 31, 2013 and 2012, the Company recorded $3.4 million and $0.4 million, respectively, of non-cash interest expense related to the amortization of debt discounts and issue costs and recorded $2.3 million and $1.6 million, respectively, of cash interest expense related to the Convertible Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the Convertible Notes using an effective interest rate of 40% from the issuance date through July 2017, a five-year period, which represents the date the holders can require the Company to repurchase the Convertible Notes.

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

If a holder elects to convert its Convertible Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. During the year ended December 31, 2013, certain holders of the Convertible Notes elected to convert bonds totaling $18.1 million, reducing the principal balance of the Convertible Notes to $26.9 million. Upon conversion, the Convertible Note holders received 3,179,608 shares of common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Outstanding Obligations

The following sets forth the Company’s obligations to repay principal by year relating to its secured debt with TriplePoint and the Convertible Notes at December 31, 2013 (in thousands).

Amount
2014	$1,280
2015	9,789
2016	-
2017	-
2018 and thereafter	26,900

Total	$37,969

9. Capital Stock

As of December 31, 2013, the Company has authorized 150.0 million and 10.0 million shares of common and preferred stock, respectively. The holder of each share of common stock is entitled to one vote. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The Company’s amended and restated certificate of incorporation provides that the Company’s board of directors will be divided into three classes, with staggered three-year terms and provides that all stockholder actions must be effected at a duly called meeting of the stockholders and not by a written consent. The amended and restated certificate of incorporation also provides that only the board of directors may call a special meeting of the stockholders and requires the approval of either a majority of the directors then in office or 66 2/3% of the voting power of all then outstanding capital stock for the adoption, amendment or repeal of any provision of the Company’s amended and restated bylaws. In addition, the amendment or repeal of certain provisions of the Company’s amended and restated certificate of incorporation requires the approval of 66 2/3% of the voting power of all then outstanding capital stock.

Common Stock Offerings. In December 2013, the Company issued and sold 21,303,750 common stock units at an offering price of $1.35 per common stock unit. Each common stock unit consisted of one share of the Company’s common stock and a Warrant to purchase one share of the Company’s common stock, resulting in net proceeds of $26.4 million after deducting paid and unpaid underwriting discounts and commissions and other offering costs. The Company allocated $4.0 million of the proceeds from the offering of common stock units to the Warrants based upon their estimated value (see Note 7) which was recorded as additional paid-in capital.

In July 2012, the Company issued 12.5 million shares of its common stock at an offering price of $4.95 per share, resulting in net proceeds of $57.4 million, after deducting underwriting discounts and commissions and other offering costs.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

In February 2011, the Company completed its initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110.4 million, after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the initial public offering, the Company’s outstanding shares of convertible preferred stock were automatically converted into 16,329,703 shares of common stock and the outstanding convertible preferred stock warrants were automatically converted into common stock warrants to purchase a total of 398,032 shares of common stock.

Convertible Preferred Stock.  All shares of the Company’s convertible preferred stock automatically converted into shares of common stock upon the Company’s initial public offering.

Series D-1 Preferred Stock.  Between March and May 2010, the Company issued 1,843,675 shares of Series D-1 preferred stock at a price of $17.12 per share for gross cash proceeds of approximately $31.6 million and issued 58,412 shares of Series D-1 preferred stock at $17.12 per share in exchange for $1.0 million of future services to be provided by ICM, Inc. (“ICM”). The 58,412 shares issued to ICM in exchange for the credit against future services are fully vested, non-forfeitable and non-cancellable.

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

For the period from January 2011 to the closing of the Company’s initial public offering in February 2011, the Company recorded a deemed dividend – amortization of beneficial conversion feature on the Series D-1 preferred stock of $0.5 million relating to the issuance of Series D-1 preferred stock. Upon closing of the initial public offering and the automatic conversion of the Company’s Series D-1 preferred stock to common stock, the Company recalculated the intrinsic value of the beneficial conversion feature using the adjusted conversion ratio applied against the original commitment date estimated fair value of the underlying common stock. The amount of the recalculated intrinsic value of the beneficial conversion feature exceeded the previously amortized amount of the beneficial conversion feature by $0.6 million, which amount was immediately amortized to retained earnings and additional paid-in capital contemporaneously with the closing of the initial public offering. Upon the closing of the Company’s initial public offering, no additional amortization of the beneficial conversion feature relating to the Series D-1 preferred stock will be recorded.

Common Stock Warrants.

The following table sets forth a summary of outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2013.

	Issue Date	Expiration Date	Outstanding	Exercise Price
Common Stock Warrants	December 2013	December 2018	21,303,750	$1.85
CDP Gevo, LLC	September 2009	September 2016	812,771	$2.70
TriplePoint Capital LLC	August 2010	August 2017	199,999	$1.18
TriplePoint Capital LLC	October 2011	October 2018	157,035	$1.18
TriplePoint Capital LLC	January 2012	October 2018	31,407	$1.18
Genesis Select	June 2013	June 2018	30,000	$1.63
Virgin Green Fund I, L.P.	January 2008	February 2016	28,786	$5.48
Total			22,563,748

See Note 13, for a discussion of the warrants issued to CDP Gevo, LLC (“CDP”) for the purchase of shares of the Company’s common stock.  See Note 7 for a discussion of the Warrants issued in December 2013.

In connection with signing its loan agreements with TriplePoint, the Company has issued warrants to purchase shares of its common stock. The fair values of the warrants were estimated using the Black-Scholes option pricing model.  The Company records the fair value of these warrants as debt discount which is amortized to interest expense over the terms of the borrowing. In conjunction with the December 2013 amendment to the debt agreements with TriplePoint (see Note 8), the exercise price for the three outstanding warrants to purchase shares of the Company’s common stock held by TriplePoint were re-priced to reflect an exercise price equal $1.18. The Company calculated the estimated incremental fair value of the warrants based upon the Black-Scholes option pricing

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

model.  The incremental fair value is determined as the difference between the estimated fair value of the warrants immediately prior the re-pricing and the estimated fair value of the warrants after the re-pricing.  The Company recorded the incremental fair value, $0.2 million, as a component of debt discount.

Preferred Stock Warrants. Prior to the Company’s initial public offering in February 2011, the Company had issued warrants to purchase shares of preferred stock. Upon the closing of the Company’s initial public offering, the preferred stock warrants which were accounted for as a derivative liability and marked to fair value, were automatically converted to warrants to purchase common stock and were no longer recorded at fair value. Upon this conversion, the fair value of the preferred stock warrant liability of $2.1 million was reclassified to additional paid-in capital. Changes in the fair value of the preferred stock warrants were recorded in the Company’s consolidated statements of operations.

10. Equity Incentive Plans

2006 Omnibus Securities and Incentive Plan. During 2006, the Company established the Gevo, Inc. 2006 Omnibus Securities and Incentive Plan (the “2006 Plan”). Pursuant to the 2006 Plan, the Company granted stock awards to employees, directors, and consultants of the Company. Upon adoption of the Gevo, Inc. 2010 Stock Incentive Plan (as amended, the “2010 Plan”), no further grants can be made under the 2006 Plan. At December 31, 2013, a total of 1,618,089 shares of Gevo common stock were reserved for issuance upon the exercise of outstanding stock option awards under the 2006 Plan.  To the extent outstanding awards under the 2006 Plan expire, or are forfeited, cancelled, settled, or become unexercisable without the issuance of shares, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the 2010 Plan, which was subsequently amended in June 2013, and provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2010 Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the stock option is granted and expire ten years after the date of grant. At December 31, 2013, a total of 1,253,474 shares of Gevo common stock were reserved for issuance upon the exercise of outstanding stock option awards under the 2010 Plan, and an additional 3,261,783 shares were available for grant.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the ESPP. The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 1,285,643 shares of common stock for issuance under the ESPP, of which 1,183,371 shares as of December 31, 2013 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Stock-Based Compensation Expense. The following table sets forth the Company’s stock-based compensation expense (in thousands).

	Year Ended December 31,			Inception to
	2013	2012	2011	December 31, 2013
Stock options and ESPP awards
Research and development	$640	$808	$771	$3,117
Selling, general and administrative	1,837	2,628	1,870	9,106

Restricted stock awards
Research and development	14	328	274	816
Selling, general and administrative	1,381	1,599	423	3,403

Warrants issued
Selling, general and administrative	39	2,616	3,488	13,994
Non-cash stock-based compensation	3,911	7,979	6,826	30,436

Modified stock option awards
Selling, general and administrative	-	890	610	1,500

Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	-	74	296	1,144
Cash stock-based compensation	-	964	906	2,644

Total stock-based compensation	$3,911	$8,943	$7,732	$33,080

Determining Fair Value of Share-Based Payment Awards. The following table sets forth the Black-Scholes option pricing model assumptions and resulting grant date fair value for stock options granted.

	Year Ended December 31,			Inception to
	2013	2012	2011	December 31, 2013

Risk-free interest rate	1.26%	1.17%	1.98%	2.55%
Expected dividend yield	None	None	None	None
Expected volatility factor	71.96%	78.86%	79.04%	75.17%
Expected option life (in years)	5.80	5.78	5.81	5.98
Weighted average grant date fair value	$1.18	$4.74	$10.74	$3.25

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Stock Option Award Activity. Stock option activity under the Company’s option plans at December 31, 2012 and changes during the year ended December 31, 2013 were as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Options	Price	(years)	Intrinsic Value
Options outstanding at December 31, 2012	2,940,352	$6.12	7.04	$693
Granted	676,800	1.88
Canceled or forfeited	(530,589)	8.06
Exercised	(215,000)	0.95
Options outstanding at December 31, 2013	2,871,563	$5.15	6.57	$478

Options exercisable at December 31, 2013	2,005,578	$5.74	5.94	$449

Options vested and expected to vest at December 31, 2013	2,856,699	$5.15	6.55	$478

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the closing price of Gevo’s common stock on the last trading day of the 2013 calendar year and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2013. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 and from Inception to December 31, 2013 was $0.2 million, $2.2 million, $1.7 million and $4.2 million, respectively.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2013.

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
			Average		Weighted-	Average
Range of		Weighted-	Remaining		Average	Remaining
Exercise	Number of	Average Exercise	Contractual Life	Number of	Exercise	Contractual Life
Prices	Options	Price	in Years	Options	Price	in Years
$0.46 to $0.49	382,533	$0.46	3.35	382,533	$0.46	3.35
$1.16 to $1.89	987,525	$1.55	7.35	416,711	$1.35	5.90
$2.70 to $8.73	585,245	$2.88	6.23	463,143	$2.85	6.08
$9.41 to $12.67	608,997	$10.01	7.25	466,942	$10.07	7.13
$14.81 to $19.14	307,263	$17.20	7.32	276,249	$17.24	7.31

As of December 31, 2013, $1.6 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2 years.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Non-vested restricted stock awards at December 31, 2013 and changes during the year ended December 31, 2013 were as follows.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2012	183,416	$10.63
Granted	1,170,775	1.86
Vested	(325,007)	4.55
Canceled or forfeited	(237,795)	2.75
Non-vested at December 31, 2013	791,389	$2.52

The total fair value of restricted stock that vested during the year ended December 31, 2013, 2012 and 2011 was $1.5 million, $0.9 million and $0.5 million, respectively. As of December 31, 2013, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $1.9 million, which is expected to be recognized over a weighted-average period of approximately 2 years.

12. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol. In July 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon the Company’s first commercial sale of high-purity isobutanol under the terms of the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay the Company applicable shortfall fees and the Company is obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of December 31, 2013.

Exclusive Supply Agreement with LANXESS. In January 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. No amounts have been incurred under this agreement as of December 31, 2013.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. In August 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of December 31, 2013.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold through Agri-Energy from the date of acquisition through December 31, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The Company did not produce and sell any ethanol during the year ended December 31, 2013. The ethanol purchase and marketing agreement with C&N was entered into in April 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force.  The term of the agreement was through December 2012.  The Company recorded $0.6 million of revenue under this award during the year ended December 31, 2012.  In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of biojet fuel.    In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons.  In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of biojet fuel. In December 2013, the Company entered into a contract with the DLA to supply the U.S. Navy with an additional 10,000 gallons of biojet fuel.  Revenue under these contracts is recognized upon shipment of product which is when transfer of risk of loss and title occurs. During the year ended December 31, 2013, the Company recorded $1.9 million of revenue associated with shipments of biojet fuel under these contracts.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM. In October 2008, the Company signed development and commercialization agreements with ICM.

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ prior written notice. The Company did not incur any operating expenses or capital expenditures relating to the demonstration plant during the years ended December 31, 2013 or 2012.  During the year ended December 31, 2011, the Company incurred $0.6 million in capital expenditures with ICM relating to the demonstration plant.

The commercialization agreement, which was amended and restated in August 2011, is effective through October 2018, and outlines the terms and fees under which ICM acts as the Company’s exclusive provider of certain engineering and construction services. Also, under the commercialization agreement, the Company is ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars.

The Company has also engaged ICM to perform engineering studies, plant evaluations and other services. In August 2011, the Company entered into a work agreement with ICM whereby ICM will provide engineering, procurement and construction services for the retrofit of ethanol plants.

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola agreed to pay the Company a fixed price fee for a research program outlined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $1.4 million, $1.2 million and $0.1 million, respectively, of revenue under this agreement.

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. At December 2012, the Company had not completed milestone number four. However, under the terms of the agreement, the Company was entitled to pay a $0.5 million license fee in lieu of completing milestone number four. This fee was paid in March 2013 through the issuance of 250,000 shares of the Company’s common stock to Cargill. The Company had accrued the $0.5 million license fee as of December 31, 2012 and included the expense as a component of research and development expense in its consolidated statements of operations. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of December 31, 2013 and no amount has been recorded as a liability for this milestone.

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

Other

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene from isobutanol. Toray Industries used the Company’s bio-para-xylene (“bio-PX”) and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, the Company entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which was used by the Company for the design and construction of a demonstration plant. The Company anticipates producing bio-PX at the demonstration plant which will be sold to Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. In the event that the Company is unable to produce and deliver a minimum quantity of bio-PX to Toray Industries by April 30, 2014, the Company will be required to refund the $1.0 million it received by May 31, 2014. The Company has included the $1.0 million as a component of accounts payable and accrued liabilities in its consolidated balance sheets.

In December 2011, the Company entered into a commercial off-take and marketing agreement with Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”) for the sale of iDGs™ produced by the Agri-Energy Facility. Land O’ Lakes Purina Feed provides farmers and ranchers with an extensive line of agricultural supplies (feed, seed, and crop protection products) and services. Pursuant to the agreement, Land O’Lakes Purina Feed will be the exclusive marketer of the Company’s iDGs™ and modified wet distiller’s grains for the animal feed market. The agreement has an initial three-year term following the first commercial sales of iDGs™ with automatic one-year renewals thereafter unless terminated by one of the parties. Further, the Company’s plans to work with Land O’Lakes Purina Feed to explore opportunities to upgrade the iDGs™ for special value-added applications in feed markets.  No amounts have been incurred under this agreement as of December 31, 2013.

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

The Company has been awarded grants or cooperative agreements from a number of government agencies, including the U.S. Department of Energy, U.S. National Science Foundation, U.S. Environmental Protection Agency, U.S. Army Research Labs and the U.S. Department of Agriculture. Revenues recorded related to these grants and cooperative agreements are recorded within grant and research and development program revenue in the Company’s consolidated statements of operations.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The original issuance of the class B interests was considered to be a grant of non-employee stock-based compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests in September 2010, the Company recorded stock-based compensation of $0.8 million, which reflected the amount paid during 2010 for the class B interests that were not dependent on counterparty performance. The Company recorded stock compensation of $0.1 million and $0.3 million during the years ended December 31, 2012 and 2011, respectively.

Gevo, Inc. made capital contributions to Gevo Development of $29.6 million, $55.5 million, $4.9 million and $109.4 million, respectively, during the years ended December 31, 2013, 2012 and 2011 and from Inception to December 31, 2013.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 2010).

	Year Ended December 31,			Inception
	2013	2012	2011	December 31, 2013
Gevo Development Net Loss	$(19,243)	$(15,870)	$(691)	$(38,862)

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

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of December 31, 2013 and 2012, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid.  No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

14. Redfield Energy, LLC

In June 2011, Gevo Development entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), and executed the second amended and restated operating agreement of Redfield (together, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, Gevo Development and Redfield have agreed to work together to retrofit Redfield’s approximately 50 million gallon per year ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”) for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time Gevo Development anticipates consolidating Redfield’s operations because Gevo anticipates it will control the activities that are most significant to the entity.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Gevo, Inc. entered into a guaranty effective as of June 2011, pursuant to which it has unconditionally and irrevocably guaranteed the payment by Gevo Development of any and all amounts owed by Gevo Development pursuant to the terms and conditions of the Joint Venture Agreement and certain other agreements that Gevo Development and Redfield expect to enter into in connection with the retrofit of the Redfield Facility.

As of December 31, 2013, the Company has incurred $0.4 million in preliminary project engineering and permitting process costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

15. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since Inception. As of December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $239.0 million which may be used to offset future taxable income. The Company also had federal research and development tax credit carryforwards and other federal tax credit carryforwards which aggregate to $5.5 million at December 31, 2013. These carryforwards expire at various times through 2033 and may be limited in their annual usage by Section 382 of the Internal Revenue Code, as amended, relating to ownership changes.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets (in thousands).

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$96,748	$69,766
Research and other credits	5,502	3,984
Other temporary differences	2,768	3,099
Deferred tax assets—before valuation allowance	105,018	76,849
Valuation allowance	(105,018)	(76,849)
Net deferred tax assets—after valuation allowance	$-	$-

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s deferred tax assets represent an unrecognized future tax benefit. The Company has provided a full valuation allowance on its deferred tax assets at December 31, 2013 and 2012, as management believes it is more likely than not that the related deferred tax asset will not be realized. The reported amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses, primarily because of changes in the valuation allowance.

The following table sets forth reconciling items from income tax computed at the statutory federal rate.

	Year Ended December 31,
	2013	2012	2011
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.7%	6.2%	5.7%
Research and other credits	-2.2%	0.0%	4.7%
Permanent deductions	-1.5%	-2.5%	-1.8%
Valuation allowance	-37.0%	-38.7%	-43.6%

Effective tax rate	0.0%	0.0%	0.0%

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company’s evaluation was performed for the tax periods from Inception to December 31, 2013, which remain subject to examination by major tax jurisdictions as of December 31, 2013.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with any material impact to its financial results.

16. Employee Benefit Plan

The Company’s employees participate in the Gevo, Inc. 401(k) Plan (the “401(k) Plan”). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees after three months of service with quarterly entry dates. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. The Company may make matching and/or discretionary contributions to the 401(k) Plan. Effective January 2008, the Company began providing an employer match of 100% up to a maximum of 5% of compensation per employee, which vests over a period of approximately two years. Effective January 2013, the Company elected to cease providing an employer match. During the years ended December 31, 2012 and 2011 and from Inception to December 31, 2013, the Company recorded $0.5 million, $0.4 million and $1.5 million, respectively, in matching contributions.

17. Commitments and Contingencies

Legal Matters. On January 14, 2011, Butamax filed a complaint (the “Complaint”) in the United States District Court for the District of Delaware (“Delaware District Court”), as Case No. 1:11-cv-00054-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, the Company filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

On September 13, 2011, the Company filed an answer to the Amended Complaint in which it asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375 (the “’375 Patent”), entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376 (the “’376 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The counterclaims sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims were set for trial in August 2013. On July 26, 2013, the Delaware District Court issued an order regarding claim construction and summary judgment of the Company’s counterclaims involving the ’375 and ’376 Patents. Both parties had asked the court to resolve certain issues regarding the ’375 and ’376 Patents without a trial by seeking summary judgment from the Delaware District Court. Butamax had filed motions seeking summary judgment that it did not infringe such patents and the court granted Butamax’s motions on this issue. Butamax had also moved for summary judgment of invalidity on both patents. The Delaware District Court granted Butamax’s motion of invalidity on the ’375 Patent, but denied Butamax’s motion of invalidity on the ’376 Patent. On August 8, 2013, an order was issued by the Delaware District Court which entered a final judgment of non-infringement in favor of Butamax and DuPont with respect to the claims of the ’375 and ’376 Patents. The August 8, 2013 order also entered a final judgment of invalidity in favor of Butamax and DuPont with respect to the claims of the ’375 Patent. In addition, it was further ordered that the Butamax and DuPont claims and counterclaims relating to the unenforceability of the ’375 Patent, and the invalidity and/or unenforceability of the ’376 Patent, would be dismissed without prejudice, and that the Butamax and DuPont claims for exceptional case, attorney’s fees and/or costs would be preserved for later presentation to the Delaware District Court. As a result of the August 8, 2013 order, a trial did not occur on August 12, 2013 as previously scheduled.

On September 22, 2011, Butamax filed a motion for preliminary injunction with respect to the alleged infringement by the Company of one or more claims made in the ’889 Patent.

On January 24, 2012, the Company filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “’808 Patent”) entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ’808 Patent claims methods to produce a C3-C6 alcohol—for example, isobutanol—through fermentation and to recover that alcohol from the fermentation medium. The Company sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On May 8, 2013, the Company stipulated and agreed to dismiss without prejudice the ’808 Patent suit against Butamax, DuPont, or their affiliates, with each side bearing its own costs and fees in the action. The Company and Butamax further stipulated and agreed that the Company shall not re-assert the ’808 Patent against Butamax, DuPont, or their affiliates until a final Certificate of Reexamination is received from the U.S. Patent and Trademark Office (“USPTO”) in Inter Partes Reexamination Control No. 95/000,666.

On March 12, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00298-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

On March 13, 2012, the Company filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00301-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,133,715 (the “’715 Patent”), entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’715 Patent claims recombinant microorganisms, including yeast, with modifications for the improved production of isobutanol. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 10, 2012, the Company filed a complaint (the “Gevo Complaint”) in the Delaware District Court, as Case No. 1:12-cv-00448-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,153,415 (the “’415 Patent”) entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’415 Patent claims technology which eliminates two pathways that compete for isobutanol pathway intermediates in yeast. The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

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

On May 15, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00602-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit.

On June 19, 2012, the Delaware District Court denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by the Company of one or more claims made in the ’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with their appeal, Butamax also filed a motion with the Delaware District Court seeking a temporary order to limit the Company’s activities with respect to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction.

On July 6, 2012, the Delaware District Court issued a temporary order which stated, in part, that the Company could not deliver, provide, distribute, ship, release or transfer in any way bio-isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction. The Company filed an appeal of the temporary order. Under the temporary order, the Company remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court of Appeals granted the Company’s motion to stay the status quo order entered on July 6, 2012 by the Delaware District Court. On November 16, 2012, the Federal Circuit Court of Appeals affirmed the Delaware District Court’s denial of Butamax’s preliminary injunction motion.

On July 31, 2012, the Company filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “’089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On December 17, 2012, this case was transferred to the Delaware District Court as Case No. 1:12-cv-01724-SLR. On February 19, 2013, BP p.l.c. filed a motion seeking to dismiss the Company’s complaint for failure to state a claim against it. On March 8, 2013, the Company filed a response in opposition to BP p.l.c.’s motion. On March 18, 2013, BP p.l.c. filed its reply brief, and the issue was submitted to the court for decision. On July 8, 2013, the court granted BP p.l.c.’s motion. Despite the court’s decision, Butamax, DuPont, BP Corporation North America Inc. and BP Biofuels North America LLC remain defendants in the suit.

On July 31, 2012, Butamax and DuPont filed a lawsuit in the Delaware District Court for declaratory judgment against the Company, as Case No. 1:12-cv-00999-SLR, seeking a judicial determination that the ’089 Patent is invalid and that Butamax and DuPont do not infringe it. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 6, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01014-SLR, alleging that the Company is infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On January 22, 2013, discovery in this case was consolidated with Case Nos. 1:12-cv-00070-SLR, 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, and 1:12-cv-00602-SLR. In December 2013, Gevo withdrew claims of infringement against Butamax in Case Nos. 1:12-cv-00301-SLR, and 1:12-cv-00448-SLR. Despite the withdrawal of the infringement claims by Gevo against Butamax in Case Nos. 1:12-cv-00301-SLR and 1:12-cv-00448-SLR, Butamax continues to pursue counterclaims of invalidity in these cases. Case Nos. 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, 1:12-cv-00602-SLR, and 1:12-cv-01014-SLR are currently set for trial in July and August of 2014.

On August 14, 2012, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas for declaratory judgment against Butamax, DuPont, BP p.l.c., BP Corporation North America Inc. and BP Biofuels North America LLC, as Case No. 2:12-cv-00435, seeking a judicial determination that a recently issued Butamax U.S. Patent No. 8,241,878 (the “’878 Patent”), entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof” is invalid and that the Company does not infringe it. On December 17, 2012, this case was transferred to the Delaware District Court as Case No. 1:12-cv-01725-SLR. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 14, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01036-SLR, alleging that the Company is infringing the ’878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

On September 25, 2012, the Company filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01202-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “’565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the United States District Court for the District of Delaware for declaratory judgment against the Company, as Case No. 1:12-cv-01201-SLR, seeking a judicial determination that the ’565 Patent is invalid and that Butamax and DuPont do not infringe it. On August 9, 2013, Case Nos. 1:12-cv-01202-SLR and 1:12-cv-01201-SLR were closed following a voluntary stipulation of dismissal filed by both parties.

On September 25, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01200-SLR, alleging that the Company is infringing U.S. Patent No. 8,273,558, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01300-SLR, alleging that the Company is infringing U.S. Patent No. 8,283,144, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On October 8, 2012, Butamax filed a lawsuit in the Delaware District Court for declaratory judgment against the Company, as Case No. 1:12-cv-01301-SLR, seeking a judicial determination that Butamax is not infringing the Company’s recently issued U.S. Patent No. 8,283,505, entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” On January 28, 2014 the U.S. District Court of Delaware issued an order dismissing Case No. 1:12-cv-01301-SLR.

On February 13, 2013, coordinated discovery was ordered for Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01201-SLR, 1:12-cv-01202-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR. Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR are currently set for trial in August 2015.

On March 19, 2013, the Delaware District Court issued an order regarding claim construction and summary judgment in the patent suit involving the ’188 Patent and the ’889 Patent. Both parties had asked the Delaware District Court to resolve certain issues regarding the ’188 Patent and the ’889 Patent without a trial by seeking summary judgment from the court. Butamax had filed a motion seeking summary judgment that the Company infringed such patents, but the Delaware District Court denied Butamax’s motion. The Company moved for summary judgment of noninfringement, both as a matter of literal infringement and infringement under the doctrine of equivalents, and the court granted the Company’s motion regarding doctrine of equivalents infringement. The Company also moved for summary judgment of invalidity of various claims in the ’188 Patent and the ’889 Patent. The Delaware District Court granted this motion in part, ruling that Butamax’s claims related to the inactivation of competing pathways for carbon flow were invalid.

The Delaware District Court also provided certain claim construction rulings, including a ruling that Butamax’s patent claims were limited to an “acetohydroxy acid isomeroreductase” enzyme that is “NADPH-dependent.” The remaining issues were to be resolved by a jury trial, scheduled to commence on April 1, 2013.

On March 20, 2013, the Delaware District Court held the final pre-trial hearing leading up to the trial on the ’188 Patent and the ’889 Patent scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that the Company does not infringe such patents under the Delaware District Court’s construction of a key claim term in such patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the Delaware District Court’s construction. In view of this stipulation and the court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, on April 10, 2013 a judgment of no infringement was entered in favor of the Company.

On April 19, 2013, Butamax filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the Delaware District Court and Order of March 19, 2013, and the Delaware District Court’s Amended Final Judgment of April 10, 2013. Oral arguments for the Butamax appeal were heard by the U.S. Court of Appeals for the Federal Circuit on November 7, 2013.

On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction.  The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of Gevo’s motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of Gevo’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

On February 18, 2014, the Delaware District Court granted Gevo’s motion to stay the litigation regarding Gevo’s ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during inter partes re-examination of those patents.

The Delaware District Court has scheduled a mediation session between Gevo and Butamax on June 5, 2014.

Due to the nature and stage of this litigation, the Company has determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The next District Court trial for the Butamax litigation is currently scheduled for July 2014 and additional trials are currently scheduled for August 2014 and 2015. The Company expects to continue to incur significant costs related to its involvement in the foregoing legal proceedings.

Leases. During the year ended December 31, 2012, the Company entered into a six year software license agreement. The Company concluded that the software license agreement qualifies as a capital lease. Accordingly, at December 31, 2013, the Company has capital lease liabilities of $0.1 million and $0.4 million included in accounts payable and accrued liabilities and other long-term liabilities, respectively. At December 31, 2012, the Company has capital lease liabilities of $0.1 million and $0.5 million included in accounts payable and accrued liabilities and other long-term liabilities, respectively.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado (the “Colorado Facility”) with a term expiring in July 2016. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.

Rent expense for each of the years ended December 31, 2013, 2012 and 2011 was $0.6 million and was $3.8 million from Inception to December 31, 2013. The Company recognizes rent expense on its operating leases on a straight-line basis.

The table below shows the future minimum payments under non-cancelable operating leases and capital leases at December 31, 2013 (in thousands).

	Operating Leases	Capital Lease	Total Lease Payments
2014	$1,567	$153	$1,720
2015	1,582	157	1,739
2016	1,326	162	1,488
2017	1,061	167	1,228
2018 and thereafter	1,600	-	1,600
Total	$7,136	$639	$7,775

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2013 and 2012, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2013.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

18. Fair Value Measurements and Fair Value of Financial Instruments

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

—	Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.
—

Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

—	Level 3 inputs are unobservable and corroborated by little or no market data.

While the Company believes that its valuation methods, as set forth below, are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Cash and Cash Equivalents. For cash and cash equivalents, the fair value, based upon Level 1 inputs, approximates carrying value due to the short-term nature of these instruments.

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. During the years ended December 31, 2013 and 2012, the Company recognized a $0.8 million and $0.3 million, respectively, in write-down of its corn inventory to market prices. The Company did not incur any write-down of corn to market prices during the year ended December 31, 2011.

Derivative Assets and Liabilities. The fair value of exchange-traded derivative instruments held as of December 31, 2012 is based on Level 1 inputs using quoted market prices. The fair value of exchange-traded derivative instruments was $0.3 million at December 31, 2012. The Company did not have any exchange-traded derivative instruments as of December 31, 2013.

The fair value of the Company’s forward contract derivative instruments held as of December 31, 2012 was derived based upon a market approach using Level 2 inputs, including, the price at the delivery location adjusted for basis differentials, counterparty credit quality, the effect of the Company’s own credit worthiness, the time value of money and/or the liquidity of the market. The fair value of the Company’s forward contract derivative instruments were not material at December 31, 2012 and the Company did not have any forward contract derivative instruments as of December 31, 2013.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The following table sets forth the principal balance of the Company’s secured debt obligation and the associated estimated fair value at December 31, 2013 and 2012 (in thousands).

	2013		2012
Issuance	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value

TriplePoint - Matures December 2014	$917	$847	$11,643	$10,604
TriplePoint - Matures October 2015	6,657	5,942	9,266	7,864
TriplePoint - Matures January 2016	3,495	3,079	4,689	3,929

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Convertible Notes and Embedded Derivatives. In July 2012, the Company issued $42.3 million in Convertible Notes, net of $2.7 million in debt discounts. The Company has estimated the fair value of the Convertible Notes, including the embedded derivatives, to be $15.9 million and $26.0 million at December 31, 2013 and 2012, respectively, based upon Level 2 inputs, including the market price of the Convertible Notes derived from actual trades of the Convertible Notes. The Company has estimated the fair value of the embedded derivatives on a stand-alone basis to be $3.5 million and $11.0 million at December 31, 2013 and 2012, respectively, based upon Level 2 inputs. See Note 6 for the fair value inputs to estimating the fair value of the Convertible Notes with and without the embedded derivatives and the fair value of the embedded derivatives.

Derivative Warrant Liability. In December 2013, the Company issued Warrants to purchase 21,303,750 shares of the Company’s common stock. Based on these terms, the Company determined the Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.  The Company determined the fair value of the Warrants as of December 31, 2013 to be $7.2 million based upon Level 1 inputs, the quoted market prices of the Warrants.  The Company valued the Warrants on the date of issuance based upon Level 2 observable market prices, using the “with-and-without method,” where the value of the common stock including the Warrants is defined as the “with,” and the value of the common stock excluding the Warrants as traded on the NASDAQ market is defined as the “without.”  This method estimates the value of the Warrants by looking at the difference in the values between the common stock with the Warrants and the value of the common stock without the Warrants. Based upon this method, the Company estimated the value of the Warrants to be $4.0 million on the date of issuance.

19. Segments

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Gevo	$4,822	$3,505	$807
Gevo Development / Agri-Energy	3,402	20,880	63,742
Consolidated	$8,224	$24,385	$64,549

Operating income (loss):
Gevo	$(39,745)	$(58,837)	$(46,155)
Gevo Development / Agri-Energy	(15,770)	(12,600)	1,462
Consolidated	$(55,515)	$(71,437)	$(44,693)

Interest expense:
Gevo	$5,815	$3,051	$1,381
Gevo Development / Agri-Energy	3,486	3,287	2,196
Consolidated	$9,301	$6,338	$3,577

Depreciation expense:
Gevo	$1,160	$1,200	$2,539
Gevo Development / Agri-Energy	2,233	2,113	2,061
Consolidated	$3,393	$3,313	$4,600

Acquisitions of plant, property and equipment:
Gevo	$591	$2,204	$1,397
Gevo Development / Agri-Energy	9,215	50,228	6,618
Consolidated	$9,806	$52,432	$8,015

	December 31,
	2013	2012
Total assets:
Gevo	$100,888	$130,900
Gevo Development / Agri-Energy	65,281	83,872
Intercompany eliminations	(49,814)	(58,661)
Consolidated	$116,355	$156,111

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

Item 9B.	Other Information

On April 10, 2014, we entered into a new offer letter agreement with Mr. Willis which superseded and terminated Mr. Willis’ previous offer letter agreement.  For information regarding the terms of the new offer letter, see the disclosure in Part III, Item 11 of this Report under the headings “Executive Compensation ─ Employment Arrangements ─ Mike Willis” and “Executive Compensation ─ Potential Payments upon Termination and Change in Control.”  For information regarding the grants made to Mr. Willis pursuant to the new offer letter, see the disclosure in Part III, Item 11 of this Report under the heading “Executive Compensation ─ Compensation Discussion and Analysis ─ Equity-based Awards.”

The description of the new offer letter set forth in this Item 9B is not complete and is qualified in its entirety by reference to the full text of the new offer letter, a copy of which is attached hereto as Exhibit 10.38 and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information relating to our executive officers and directors, please see the section entitled “Business – Executive Officers and Directors of the Registrant” in Part I, Item 1 of this Report.

General

This section describes key corporate governance guidelines and practices that we have adopted.  Complete copies of our Corporate Governance Guidelines, the charters of the committees of our Board and our Code of Business Conduct and Ethics described below may be viewed on our website at http://ir.gevo.com under the heading “Corporate Governance.”  Alternately, you can request a copy of any of these documents free of charge by writing to our Secretary, c/o Gevo, Inc., 345 Inverness Drive South, Building C, Suite 310, Englewood, Colorado 80112.

The Board presently has nine members and is divided into three classes, designated Class I, Class II and Class III. Each class shall consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board and each class has a three-year term. Our directors are divided among each of the classes as follows:

•	the Class I directors are Ruth I. Dreessen, Patrick R. Gruber, Ph.D. and Ganesh M. Kishore, Ph.D., and their terms will expire at the annual meeting of stockholders to be held in 2014;
•	the Class II directors are Stacy J. Smith, Carlos A. Cabrera and Samir Kaul, and their terms will expire at the annual meeting of stockholders to be held in 2015; and
•	the Class III directors are Shai Weiss, Bruce A. Smith and Gary W. Mize, and their terms will expire at the annual meeting of stockholders to be held in 2016.

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

Our Board has adopted corporate governance guidelines to assist the Board in the exercise of its duties and responsibilities and to serve the best interests of our Company and our stockholders.  The corporate governance guidelines are available for review on our website at http://ir.gevo.com under the heading “Corporate Governance.”  These guidelines, which provide a framework for the conduct of our Board’s business, provide:

that the Board’s principal responsibility is to oversee the management of the Company;

criteria for Board membership;

that a majority of the members of the Board shall be independent directors;

limits on a Board member’s service on boards of directors of other public companies;

for the appointment of a lead independent director;

that the independent directors meet regularly in executive session;

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

Mr. Shai Weiss is the Chairman of our Board and Dr. Patrick Gruber is our Chief Executive Officer.  Mr. Weiss was originally elected to the Board in 2007 as the designee of Virgin Green Fund pursuant to the terms of our Certificate of Incorporation, as in effect at that time, and was subsequently elected to the Board by our stockholders at the 2013 annual meeting of stockholders. The Board believes that the current structure of a separate Chairman of the Board and Chief Executive Officer is the optimum structure for the Company at this time.

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

The current members of our Audit Committee are Ms. Ruth Dreessen and Messrs. Carlos Cabrera, Gary Mize and Bruce Smith, each of whom is a non-employee member of our Board.  Ms. Dreessen was appointed to serve on the Audit Committee on March 14, 2012.  Effective as of that date, Ms. Dreessen was also appointed Chair of the committee.  Our Board has determined that all members of our Audit Committee meet the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and NASDAQ.  Our Board has further determined that Ms. Dreessen is our audit committee financial expert, as that term is defined under the applicable rules of the SEC, and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ.  The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ, a copy of which can be found on our website at http://ir.gevo.com under the heading “Corporate Governance.”

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

The current members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore, Mr. Gary Mize and Mr. Stacy Smith, each of whom is a non-employee member of our Board.  Mr. Weiss serves as the Chair of the committee.  Our Board has determined that each of the members of our Compensation Committee is an independent or outside director under the applicable rules and regulations of the SEC, NASDAQ and the Code, relating to Compensation Committee independence.  The Board also considered whether any member of the Compensation Committee has a relationship to us which is material to that director's ability to be independent from management in connection with the duties of a Compensation Committee member, including the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by us to such director, and whether such director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries. The Board concluded that there are no business relationships that would interfere with the exercise of independent judgment by any of the members of our Compensation Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on the review of copies of the reports we have received and written representations provided to us from the individuals required to file the reports, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in Gevo, Inc. common stock during the year ended December 31, 2013.

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

Director Compensation Table

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2013.

Name	Fees earned or paid in cash ($)	Option awards ($) (1)	Stock awards ($) (1)	All other compensation ($)	Total ($)
Shai Weiss (2)	-	-	-	-	-
Carlos A. Cabrera	50,000	7,391	60,576	-	117,967
Ruth Dreessen (3)	60,000	7,391	60,576	-	127,967
Samir Kaul (4)	64,583	6,419	52,884	-	123,886
Ganesh M. Kishore, Ph.D.	50,000	7,391	60,576	-	117,967
Gary W. Mize	50,000	7,391	60,576	-	117,967
Stacy J. Smith	50,000	7,391	60,576	-	117,967
Bruce A. Smith	50,000	7,391	60,576	-	117,967

(1)

The amounts in the “Option awards” and “Stock awards” columns reflect the aggregate grant date fair value of awards granted during the year ended December 31, 2013 in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option awards are set forth in Note 11 to our consolidated financial statements, which are included in this Report.

(2)	Mr. Weiss declined all compensation for his service as director during 2013.
(3)	Fees paid include an additional $10,000 paid to Ms. Dreessen as compensation for her service as Chair of the Audit Committee.
(4)

Mr. Kaul was appointed to our Board in March 2013. The amount paid in 2013 reflected his service period from March 2013 to June 2013 and from June 2013 through June 2014. Fees paid to other directors reflected the service period from June 2013 through June 2014.

Compensation Discussion and Analysis

Named Executive Officers

The individuals in the Summary Compensation Table set forth after this Compensation Discussion and Analysis are referred to as the “named executive officers.”  Our named executive officers as of December 31, 2013 are:

•Dr. Patrick R. Gruber, Chief Executive Officer

•Mike Willis, Chief Financial Officer and Executive Vice President of Corporate Development and Strategy

•Dr. Christopher Ryan, President, Chief Operating Officer and Chief Technology Officer

•Brett Lund, Chief Licensing Officer, General Counsel and Secretary

•Greg Roda, Chief Commercial Officer

In addition to the named executive officers listed above, the following former executive officer is included in our Summary Compensation Table set forth in this Compensation Discussion and Analysis:

•Mark L. Smith, former Chief Financial Officer

Overview — Compensation Philosophy and Objectives

We believe that every aspect of our compensation programs, including the mix of short-term and long-term, cash and equity, and fixed and contingent payments should enhance the Company’s ability to maximize stockholder value over time.  Our specific objectives consistent with that philosophy are to:

•provide a target level of total compensation sufficient to attract and retain the talent needed to formulate and execute our strategies;

•deliver compensation in a manner that aligns the interests of our executive officers with our stockholders; and

•achieve our attraction and alignment goals at a reasonable cost to the stockholders, mindful of our competing needs of conserving cash and limiting stockholder dilution.

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

Role of the Compensation Committee

The current members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore, Mr. Gary Mize and Mr. Stacy Smith.  Each of these individuals qualifies as (i) an “independent director” under the requirements of NASDAQ, (ii) a “non-employee director” under Rule 16b-3 of the Exchange Act, and (iii) an “outside director” under Section 162(m) of the Code.  The Compensation Committee evaluates, approves, administers and interprets our executives’ compensation and benefit policies, including our annual executive incentive plan, our 2006 Omnibus Securities and Incentive Plan (the “2006 Plan”) and our 2010 Plan, consistent with our compensation philosophy.

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

Role of Compensation Consultant

Effective April 21, 2011, our Compensation Committee appointed Hodak Value Advisors (the “Compensation Consultant”), an independent consultant, to formulate a report and make recommendations to our Compensation Committee regarding executive compensation.  In 2013, the Compensation Consultant presented to our Compensation Committee information based on peer group and other market data supplemented by survey data for particular positions.  The peer group companies chosen were primarily public biofuel and alternative energy companies that are comparable in size by revenue and market cap and are in similar stages of development as the Company.  In making its report to the Compensation Committee, the Compensation Consultant used compensation peer data from the following companies:

Amyris, Inc.	Myriant, Inc.
BioFuel Energy Corp.	Parabel, Inc.
Codexis, Inc.	Solazyme, Inc.
Genomatica, Inc.	Synthesis Energy Systems
KiOR, Inc.	Syntroleum Corp.
Luca Technologies	Rentech, Inc.
Metabolix, Inc.	Verenium Corp.

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

Board’s Consideration of Advisory Vote

In June 2013, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote.  Our stockholders approved the compensation of our named executive officers, with approximately 88% of stockholder votes cast in favor of our say-on-pay resolution.  As we evaluated our compensation practices and talent needs throughout fiscal 2013, our Board was mindful of the strong support our stockholders expressed for our philosophy of linking compensation to our operating objectives and the enhancement of stockholder value.

Executive Compensation Program

Our executive compensation program consists of five elements: base salary; annual bonuses; equity-based awards; benefits; and severance/change of control protection.  These components allow us to attract, retain and motivate our executives in accordance with our compensation objectives.  Cash salary, a minimum level of guaranteed equity for certain officers, and benefits typical of our sector comprise the fixed components of our total compensation.  The variable components include a cash bonus and equity awards based on the performance of the Company.

Change of control and severance arrangements contribute to the retention of our employees and reduce the degree to which the possible loss of employment might affect our executives’ willingness to take risks and/or pursue strategic relationships and transactions that, while potentially beneficial to our stockholders, might result in the termination of the executives’ employment.

Our executives’ total compensation may vary significantly year to year based on Company, functional area and individual performance.  Our Compensation Committee meets at least annually to evaluate and refine this program to ensure that these elements are balanced, consistent with our compensation objectives to allow us to attract, retain and motivate our executives in a cost effective-manner.

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

The base salaries of Drs. Gruber and Ryan and Messrs. Lund and Mark Smith were established in agreements made in June 2010, which became effective upon the closing of our initial public offering.  The base salary of Dr. Ryan was increased in December 2011 and the base salary of Mr. Lund was increased in April 2012. The base salary of Mr. Roda was established in an agreement that became effective in September 2013. The base salary of Mr. Willis was originally established in an agreement made in December 2012. As a result of his appointment to serve as Chief Financial Officer, Mr. Willis entered into a new offer letter agreement with the Company in April 2014 pursuant to which his base salary was increased, retroactive to the date of his appointment to serve as Interim Chief Financial Officer.  None of our executives is currently party to an employment agreement that provides for automatic or scheduled increases in base salary.  However, on a periodic basis, base salaries for our executives, together with other components of compensation, are evaluated.

The following table sets forth information regarding base salaries for fiscal year 2013 for our named executive officers:

Name of Executive Officer	2013 Base Salary Rate
Patrick R. Gruber, Ph.D.	$500,000
Brett Lund, J.D., M.B.A	$325,000
Greg Roda	$305,000
Christopher Ryan, Ph.D.	$335,000
Mike Willis (1)	$308,000
Mark L. Smith (2)	$325,000

(1)

In April 2014, Mr. Willis entered into a new offer letter agreement which provided for an increase in annual base salary which was retroactive to September 2013, when Mr. Willis was appointed to serve as Interim Chief Financial Officer. As a result, Mr. Willis will be paid $46,792 in April 2014 for services provided as Interim Chief Financial Officer during the last four months of 2013.

(2)	Effective October 3, 2013, Mr. Mark Smith’s employment with the Company ended.

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

Under the terms of their respective employment agreements, each executive is eligible to receive a bonus based on the achievement of certain business goals set by our Board on an annual basis.  The target annual bonuses for our named executive officers, expressed as a percentage of their base salary, are as follows:

Name of Executive Officer	2013 Bonus Target (as % of 2013 base salary)
Patrick R. Gruber, Ph.D.	50%
Brett Lund, J.D., M.B.A	40%
Greg Roda	40%
Christopher Ryan, Ph.D.	40%
Mike Willis (1)	40%
Mark L. Smith (2)	N/A

(1)	Effective as of September 2013, when Mr. Willis was appointed to serve as Interim Chief Financial Officer.
(2)	Effective October 3, 2013, Mr. Mark Smith’s employment with the Company ended. As such, he was not eligible to receive a 2013 bonus payment.

In March 2013, our Compensation Committee adopted the 2013 incentive bonus plan, under which the annual bonus milestones set forth below were used to assess the performance of our named executive officers for purposes of the annual bonus.  During 2013, our Compensation Committee, with input from our Chief Executive Officer, established two categories of corporate performance milestones: (i) milestones related to monthly isobutanol production levels at our Luverne, Minnesota facility during 2013; and (ii) milestones related to our financial performance.  The milestones applied equally to all of the executives as a team.  In March 2014, our Compensation Committee determined that the Company had achieved 20% of its corporate performance targets and the Company performance factor was set at 20% of the target incentive bonuses for each of the executives.

The following formula can be used to calculate the incentive bonus payment to be made to a named executive officer:

Bonus Amount = (Base Salary) x (Target Percentage) x (Company Performance Factor)

Name of Executive Officer	Bonus Target (base salary * target %)	2013 Company Performance Factor	2013 Bonus
Patrick R. Gruber, Ph.D.	$250,000	20%	$50,000
Brett Lund, J.D., M.B.A	130,000	20%	26,000
Greg Roda (1)	39,107	20%	7,821
Christopher Ryan, Ph.D.	134,000	20%	26,800
Mike Willis	123,200	20%	24,640
Mark L. Smith (2)	N/A	N/A	N/A
(1)	Mr. Roda joined the Company in September 2013 and his 2013 target bonus was pro-rated to reflect four months of service.
(2)	Mr. Mark Smith was not eligible for an annual performance bonus for 2013 following his resignation with the Company effective October 3, 2013.

In order to conserve cash for 2014 and further align the interests of our executive officers with those of our stockholders, the Compensation Committee determined that the 2013 bonus payments will be made in shares of the Company’s common stock, with the number of shares to be issued to each executive to be based on the closing price of the common stock on the business day immediately prior to such payment. We expect that the 2013 bonus payments will be made in 2014.

In addition to the annual bonus, the employment agreements provide that additional bonus amounts may be paid, at the discretion of our Board, to reflect each executive’s contributions to the accomplishment of our long-range business goals, the success of the corporate strategies in which the executive participates and the unique services that the executive provides in connection with increasing stockholder value.  No discretionary amounts were paid under these provisions in 2013.

Equity-based Awards

We provide equity-based awards to our executives as a component of competitive target total pay, and as a vehicle for enhancing ownership by our executives to better align their interests with the interests of our stockholders and to foster a culture of ownership.  We typically make an initial equity award of stock options to new employees and periodic grants at other times, as approved by the Compensation Committee.  Generally our Compensation Committee recommends, and our Board approves, equity awards during its first formal meeting of the fiscal year, which generally occurs in March.  Grants of restricted stock typically vest over three years.  Grants of options have an exercise price that is at least equal to the fair market value of our common stock on the date of grant, as determined by our Board.  For options granted to our named executive officers in 2010 and earlier, vesting commenced upon the executive officer’s respective date of hire, and continues over four years, subject to the executives’ continued employment with the Company.  For the options granted to our named executive officers in 2012 and after, vesting generally commenced upon the date of grant, and continues over three years, subject to the executives’ continued employment with the Company.

The employment agreements with Dr. Ryan and Messrs. Lund and Mark Smith provide for annual minimum equity incentive awards with the following fair market values on the date of grant:

Name of Executive Officer	Annual Minimum Equity Incentive Award
Brett Lund, J.D., M.B.A	$ 65,000
Christopher Ryan, Ph.D.	200,000
Mark L. Smith	200,000

On March 15, 2013, Drs. Gruber and Ryan and Messrs. Lund and Mark Smith were granted aggregate annual equity incentive awards, based in part on the performance of the Company during the year ended December 31, 2012, and in accordance with the terms of their employment agreements.  Dr. Gruber was granted 42,500 stock options and 217,949 restricted shares of common stock, Dr. Ryan was granted 29,750 stock options and 152,564 restricted shares of common stock, Mr. Lund was granted 29,750 stock options and 152,564 restricted shares of common stock and Mr. Mark Smith was granted 29,750 stock options and 152,564 restricted shares of common stock, with total fair market values on that date for each executive of $462,180, $323,525, $323,525 and $323,525, respectively.

  On July 18, 2013, Dr. Ryan was awarded 75,000 restricted shares of common stock with a fair market value on that date of $143,250.

On September 12, 2013, upon commencing as the Company’s Chief Commercial Officer, Mr. Roda was awarded an option to purchase 100,000 shares of the Company’s common stock with an estimated fair market value of $117,950.

On March 12, 2014, Drs. Gruber and Ryan and Messrs. Lund and Roda were granted aggregate annual equity incentive awards, based in part on the performance of the Company during the year ended December 31, 2013, and in accordance with the terms of their employment agreements.  The following table sets forth the number of equity awards granted on March 12, 2014 and the total fair market values on that date for each executive.

Name	Option Awards (#)	Stock Awards (#)	Total Fair Market Value ($)
Patrick R. Gruber, Ph.D.	228,495	145,548	425,000
Brett Lund, J.D., M.B.A	34,947	22,261	65,002
Greg Roda	26,882	17,124	50,001
Christopher Ryan, Ph.D.	204,302	130,137	380,001

In April 2014, the Company entered into a new offer letter agreement with Mr. Willis.  The new offer letter agreement included a 2014 annual equity incentive grant, based in part on the performance of the Company during the year ended December 31, 2013, of an option to purchase 26,882 shares of common stock and an award of $25,000 to be paid in shares of restricted stock of the Company at a later date (each with vesting retroactive to March 12, 2014), with a total fair market value on the date of grant equal to $50,001. The new offer letter also included a grant of an option to purchase 60,000 shares of the Company’s common stock and an award of

$58,400 to be paid in shares of restricted stock of the Company at a later date (each with vesting retroactive to September 2013, when Mr. Willis was appointed to serve as Interim Chief Financial Officer), with a total fair market value on the date of grant equal to $114,200.

Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our Gevo, Inc. employees:

•health, dental and vision insurance;

•life insurance, short- and long-term disability, accidental death and dismemberment;

•a 401(k) plan; and

•a medical and dependent care flexible spending account.

We believe these benefits are consistent with companies with which we compete for employees.

Severance/Termination-Based Compensation

Our Compensation Committee provides our executives with termination protection when it determines that such protection is necessary to attract or retain an executive.  Each executive officer is entitled to receive severance payments and benefits in the event that they are terminated without cause or resign for good reason, pursuant to the terms of their respective employment agreements.  The employment agreements also provide payments to these named executive officers in the event of a change of control and the employment agreements of Drs. Gruber and Ryan and Mr. Lund provide for certain benefits in the event that an executive is terminated upon or within 90 days following a change of control.

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

2013 Summary Compensation Table

The following table summarizes the compensation earned by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers during the year ended December 31, 2013.  In this Compensation Discussion and Analysis, we refer to these officers as our named executive officers.

Name and Principal position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4) (14)	All Other Compensation	Total
Patrick R. Gruber, Ph.D.	2013	$500,000	$-	$411,924	$50,256	$50,000	$40,169 (5)	$1,052,349
Chief Executive Officer, Director	2012	500,000	-	425,003	270,606	2,500,000	38,243 (5)	3,733,852
	2011	488,923	312,500	-	1,494,373 (6)	500,000	31,995 (5)	2,827,791

Brett Lund, J.D., M.B.A	2013	325,000	-	288,346	35,179	26,000	27,726 (7)	702,251

Name and Principal position	Year	Salary (1)		Bonus (2)	Stock Awards (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4) (14)	All Other Compensation	Total
Chief Licensing Officer, General	2012	319,519		-	297,497	238,465	-	12,250 (7)	867,731
Counsel and Secretary	2011	288,923		112,500	575,012 (8)	-	-	11,185 (7)	987,620

Greg Roda	2013	90,327		-	-	117,950	7,821	-	216,098
Chief Commercial Officer

Christopher Ryan, Ph.D.	2013	335,000		-	431,596	35,179	26,800	-	828,575
President, Chief Operating Officer	2012	334,808		-	297,497	189,424	-	42,749 (9)	864,478
and Chief Technology Officer	2011	320,077		162,500	595,003	-	-	15,604 (9)	1,093,184

Mike Willis	2013	151,769	(10)	-	-	-	24,640	29,350 (11)	205,759
Chief Financial Officer & EVP
of Corporate Development & Strategy

Mark L. Smith	2013	255,000		-	288,346	35,179	-	49,327 (12)	627,852
Chief Financial Officer	2012	325,000		-	297,497	189,424	-	12,250 (13)	824,171
	2011	318,846		162,500	-	595,651	-	12,250 (13)	1,089,247

(1)	For information regarding the annual salary rate of our named executive officers, see “Employment Arrangements” below.
(2)

The 2012 bonus amounts were waived by our named executive officers.  The “Bonus” column represents bonuses earned on the basis of performance relative to target bonus metrics.  See “Compensation Discussion and Analysis” above for a discussion of how the bonus program worked in operation.  See also “Grants of Plan-Based Awards in Fiscal Year 2013” under the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” for the target amounts named executive officers were eligible to earn in 2013.  Our Board retained discretion to approve payments in excess of the target.

(3)

The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of awards granted during each respective year for each named executive officer, in accordance with FASB ASC Topic 718.  The assumptions used by us with respect to the valuation of option awards are set forth in Note 11 to our consolidated financial statements, which are included in our Annual Report on Form 10-K.

(4)

A total of $3,000,000 in non-equity payments were made to Dr. Gruber in 2011 and 2012 in consideration for his December 2011Amendment Agreement (see the section entitled “Employment Arrangements — Patrick Gruber Ph.D.” below).  The Amendment Agreement provided for $1,500,000 which was paid in three equal payments of $500,000 each in December 2011, March 2012 and June 2012.  The 2011 amount above reflects the payment of December 2011.  The other two $500,000 payments are reflected in the 2012 amount.  The Amendment Agreement also provided for one payment of $1,500,000 due upon consummation of a debt offering or equity offering, or combination thereof, in an aggregate amount of $50,000,000.  Upon closing of the Company’s concurrent equity and convertible debt offerings with aggregate proceeds of $106,875,000 on July 5, 2012 this term was determined to have been met by the Board and Dr. Gruber received a payment of $1,500,000 in July 2012.

(5)

For 2013, represents $27,180 for payments to maintain a corporate apartment, $12,989 for gross up tax assistance provided to Dr. Gruber.  For 2012, represents $24,150 for payments to maintain a corporate apartment, $10,890 for gross up tax assistance provided and $3,203 in other benefits provided to Dr. Gruber.  For 2011, represents $22,051 for payments to maintain a corporate apartment and $9,943 for gross-up tax assistance provided for Dr. Gruber.

(6)	For 2011, includes $43,000 relating to the Amendment Agreement for the incremental fair value of the stock option awards subject to modified vesting.
(7)	For 2013, represents payments to maintain a corporate apartment. For 2012, represents $12,250 for Company match on 401(k) plan. For 2011, represents $11,185 for Company match on 401(k) plan.
(8)

For 2011, represents $325,006 relates to a stock award which vests over 36 months from March 23, 2011 and $250,005 relates to a stock award granted in December 2011 that vests upon the achievement of certain performance criteria.

(9)

For 2012, represents $12,250 for Company match on 401(k) plan, $21,020 for health benefits and $9,479 in gross up tax benefits. For 2011, represents $12,250 for Company match on 401(k) plan and $3,354 in other benefits provided.

(10)

In April 2014, Mr. Willis entered into a new offer letter agreement which provided for an increase in annual base salary which was retroactive to September 2013, when Mr. Willis was appointed to serve as Interim Chief Financial Officer. As a result, Mr. Willis will be paid $46,792 in April 2014 for services provided as Interim Chief Financial Officer during the last four months of 2013.

(11)	For 2013, represents $21,011 for payments to maintain a corporate apartment and $8,339 for gross up tax assistance provided to Mr. Willis.
(12)	For 2013, amount relates to the payout of accrued vacation upon Mr. Mark Smith’s departure from the Company in October 2013.
(13)	For each of 2012 and 2011, represents $12,250 for Company match on 401(k) plan.
(14)

In order to conserve cash for 2014 and further align the interests of our executive officers with those of our stockholders, the Compensation Committee determined that the 2013 bonus payments will be made in shares of the Company’s common stock, with the number of shares to be issued to each executive to be based on the closing price of the common stock on the business day immediately prior to such payment. We expect that the 2013 bonus payments will be made in 2014.

Grants of Plan-Based Awards in 2013 Table

All options granted to our named executive officers are non-statutory stock options.  The exercise price per share of each option granted to our named executive officers was equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant.  We also make grants of restricted shares of our common stock.

The following table shows information regarding grants of equity awards to our named executive officers during the year ended December 31, 2013.

Name of Executive Officer	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards ($) (2)	All Other Stock Awards; Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($)
Patrick R. Gruber, Ph.D.	3/15/2013		42,500	$1.89	50,256
	3/15/2013					217,949	411,924
	-	50,000

Brett Lund, J.D., M.B.A	3/15/2013		29,750	$1.89	35,179
	3/15/2013					152,564	288,346
	-	26,000

Greg Roda	9/12/2013		100,000	$1.86	117,950
	-	7,821 (3)

Christopher Ryan, Ph.D.	3/15/2013		29,750	$1.89	35,179
	3/15/2013					152,564	288,346
	7/18/2013					75,000	143,250
	-	26,800

Mike Willis	-	24,640

Mark L. Smith	3/15/2013		29,750	$1.89	35,179
	3/15/2013					152,564	288,346
	-	N/A (4)

(1)	This column shows the awards for fiscal year 2013 to our named executive officers under the 2013 incentive bonus program, which amounts will be paid in shares of the Company’s common stock.
(2)

The amounts set forth in the “Grant Date Fair Value of Option Awards” column reflect the aggregate grant date fair value of awards determined in accordance with FASB ASC Topic 718.  The assumptions used in determining such amounts are described in Note 11 to our consolidated financial statements included in this Report.

(3)	Mr. Roda joined the Company in September 2013 and his 2013 target bonus was pro-rated to reflect four months of service.
(4)	Mr. Mark Smith’s employment with the Company ended October 3, 2013 and he was therefore not eligible to receive an award under the 2013 incentive bonus program.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table shows the grants of stock options to our named executive officers that were outstanding on December 31, 2013, the last day of our fiscal year.

			Option Awards				Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Yet Vested ($) (6)
Patrick R. Gruber, Ph.D.	5/2/2007	5/2/2007 (1)	353,183	-	0.46	5/2/2017	-	-
	7/1/2008	12/21/2012 (7)	215,972	107,987	1.16	7/1/2018	-	-
	11/16/2009	12/21/2012 (7)	161,860	80,930	2.70	11/16/2019	-	-
	6/3/2010	12/21/2012 (7)	70,000	35,000	10.07	6/3/2020	-	-
	3/23/2011	3/23/2011 (2)	111,224	10,111	17.53	3/23/2021	-	-
	3/14/2012	3/14/2012 (2)	24,792	17,708	9.41	3/14/2022	-	-
	3/15/2013	3/15/2013 (2)	10,625	31,875	1.89	3/15/2023	-	-
	3/14/2012	3/14/2012 (4)					18,819	26,911
	3/15/2013	3/15/2013 (4)					163,468	233,759

Christopher Ryan, Ph.D.	11/16/2009	6/15/2009 (3)	175,000	-	2.70	11/16/2019	-	-
	6/3/2010	6/15/2009 (3)	44,000	-	10.07	6/3/2020	-	-
	3/14/2012	3/14/2012 (2)	17,354	12,396	9.41	3/14/2022	-	-
	3/15/2013	3/15/2013 (2)	7,438	22,312	1.89	3/15/2023	-	-
	3/23/2011	3/23/2011 (4)					2,829	4,045
	3/14/2012	3/14/2012 (4)					13,173	18,837
	3/15/2013	3/15/2013 (4)					114,427	163,631
	7/18/2013	7/18/2013 (4)					64,585	92,357

Brett Lund, J.D., M.B.A	11/16/2009	12/17/2007 (3)	31,000	-	2.70	11/16/2019	-	-
	6/3/2010	12/17/2007 (3)	68,500	-	10.07	6/3/2020	-	-
	3/14/2012		21,492	-	9.41	3/14/2022	-	-
	3/14/2012	3/14/2012 (2)	9,479	6,771	9.41	3/14/2022	-	-
	3/15/2013	3/15/2013 (2)	7,438	22,312	1.89	3/15/2023	-	-
	3/23/2011	3/23/2011 (4)					1,545	2,209

	3/14/2012	3/14/2012 (4)					7,195	10,289
	3/15/2013	3/15/2013 (4)					114,427	163,631

Mike Willis	12/28/2012	12/28/2012 (8)	33,333	66,667	1.55	12/28/2022	-	-

Greg Roda	9/12/2013	9/12/2013 (8)	-	100,000	1.86	9/12/2023	-	-

Mark L. Smith	3/23/2011	3/23/2011 (9)	41,491	-	17.53	3/23/2021
	3/14/2012	3/14/2012 (9)	14,875	-	9.41	3/14/2022
	3/15/2013	3/15/2013 (9)	4,958	-	1.89	3/15/2023

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

(4)	1/36th of the total number of shares subject to the stock award shall vest monthly after the vesting commencement date until all shares are vested.
(5)	Stock award vests upon the completion of performance criteria.
(6)

Amounts listed represent the aggregate market value of the unvested restricted stock awards held by the named executive officers as of December 31, 2013, based on the closing price of a share of the Company’s common stock of $1.43 on December 31, 2013.

(7)

Each option vests as to 1/3rd of the total number of shares subject to the option on December 21, 2012, and 1/36th of the total number of shares subject to the option shall vest monthly thereafter until all shares are vested.

(8)

Each option vests as to 1/3rd of the total number of shares subject to the option on the first anniversary of the grant and 1/36th of the total number of shares subject to the option shall vest monthly thereafter until all shares are vested.

(9)	Represents the exercisable options which will expire within 90 days of Mr. Mark Smith’s resignation from the Company on October 3, 2013.

The vesting of the awards set forth in the table above may be accelerated in certain situations. See the sections entitled “Employment Arrangements” and “Potential Payments upon Termination and Change of Control” below.

Option Exercises and Stock Vested During Fiscal Year 2013

The following table provides additional information regarding the value realized by our named executive officers upon the exercise of option awards and the vesting of restricted stock awards during the year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Patrick R. Gruber, Ph.D.	-	-	69,536	121,210
Brett Lund, J.D., M.B.A	60,000	72,300	64,420	113,293
Greg Roda	-	-	-	-
Christopher Ryan, Ph.D.	-	-	70,404	122,748
Mike Willis	-	-	-	-
Mark L. Smith	125,000	39,750	33,326	60,987

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

On June 4, 2010, we entered into a new employment agreement with Dr. Gruber, which became effective upon the closing of our initial public offering. This agreement superseded and terminated Dr. Gruber’s previous employment agreement. Under the June 4, 2010 employment agreement, Dr. Gruber’s base salary is $500,000 per year, subject to annual review and adjustment by our Board. Dr. Gruber is eligible to receive an annual bonus of up to 50% of his base salary based on the achievement of certain business goals set by our Board on an annual basis, and may receive additional bonus amounts at the discretion of our Board. Pursuant to the terms of the June 4, 2010 employment agreement, Dr. Gruber was eligible to receive an annual incentive award with a fair market value equal to $600,000 on the date of grant, consisting of restricted stock and/or stock options, and could receive additional stock awards at the discretion of our Board. Dr. Gruber is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

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

Greg Roda

Effective September 5, 2013, we entered into an offer letter agreement with Greg Roda, our Chief Commercial Officer, which provides for an annual base salary of $305,000 and an annual bonus of up to 40% of his base salary.  Pursuant to that offer letter agreement, Mr. Roda was granted options to purchase 100,000 shares of our common stock under the 2010 Plan.  The stock options were initially unvested and are scheduled to vest over time so long as Mr. Roda continues to be employed by the Company. Mr. Roda is also entitled to participate in or receive benefits under all of our existing and future employee benefit plans, including retirement plans, health care plans and fringe benefit plans that are afforded to similarly situated employees of the Company.

If Mr. Roda’s employment with the Company is terminated for any reason, he will be entitled to receive payment of all unpaid salary and unused paid time off accrued and earned as of the date of termination.  Additionally, Mr. Roda’s benefits, if any, will continue under the Company’s then-existing benefit plans and policies for so long as provided under the terms of such benefit plans and policies.  If Mr. Roda’s employment is terminated without cause, he will be entitled to receive a lump-sum payment in the amount of six month’s salary and the Company will vest all of his unvested stock options and other equity awards (if any) outstanding at the time of such termination, provided that he executes a separation and release agreement in favor of the Company within 50 days of the date of termination.

The offer letter agreement also provides certain payments and benefits to Mr. Roda in circumstances involving a change of control, as described below in the section entitled “Potential Payments upon Termination and Change of Control.”

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

On June 4, 2010, we entered into a new employment agreement with Dr. Ryan, which became effective upon the closing of our initial public offering. This agreement superseded and terminated Dr. Ryan’s previous offer letter agreement. Under the June 4, 2010 employment agreement, Dr. Ryan’s base salary is $325,000 per year, subject to annual review and adjustment by our Board. On December 8, 2011, Dr. Ryan’s base salary was increased to $335,000 per year effective January 1, 2012. Dr. Ryan is eligible to receive an annual bonus of up to 40% of his base salary based on the achievement of certain business goals set by our Board on an annual basis and may receive additional bonus amounts at the discretion of our Board. Pursuant to the terms of the June 4, 2010 employment agreement, Dr. Ryan is eligible to receive an annual incentive award with a fair market value equal to $200,000 on the date of grant, consisting of restricted stock and/or stock options, and may receive additional stock awards at the discretion of our Board. Dr. Ryan is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

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

On June 4, 2010, we entered into a new employment agreement with Mr. Lund, which became effective upon the closing of our initial public offering. This agreement superseded and terminated Mr. Lund’s previous offer letter agreement. Under the June 4, 2010 employment agreement, Mr. Lund’s base salary is $300,000 per year, subject to annual review and adjustment by our Board. Mr. Lund is eligible to receive an annual bonus of up to 30% of his base salary based on the achievement of certain business goals set by our Board on an annual basis and may receive additional bonus amounts at the discretion of our Board. Pursuant to the terms of the June 4, 2010 employment agreement, Mr. Lund is eligible to receive an annual incentive award with a fair market value equal to $65,000 on the date of grant, consisting of restricted stock and/or stock options, and may receive additional stock awards at the discretion of our

Board. Mr. Lund is also entitled to participate in or receive benefits under all of our existing and future incentive programs and will continue to be eligible to participate in all employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

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

Mike Willis

On December 28, 2102, we entered into an offer letter agreement with Mike Willis, our Chief Financial Officer and Executive Vice President of Corporate Development and Strategy, which provided for an annual base salary of $154,000 and a grant of options to purchase 100,000 shares of our common stock under the 2010 Plan.

On April 10, 2014, we entered into a new offer letter agreement with Mr. Willis, which superseded and terminated Mr. Willis’ previous offer letter agreement. The new offer letter provides for an annual base salary of $308,000 and an annual bonus of up to 40% of his base salary, each of which is retroactive to September 3, 2013, the date that Mr. Willis was appointed to serve as the Chief Financial Officer of the Company. The new offer letter agreement provided for the following equity grants:  (a) an option to purchase 60,000 shares of our common stock, with vesting retroactive to September 3, 2013; (b) an option to purchase 26,882 shares of our common stock, with vesting retroactive to March 12, 2014; (c) an award of $58,400 to be paid in shares of restricted stock, with vesting retroactive to September 3, 2013; and (d) an award of $25,000 to be paid in shares of restricted stock, with vesting retroactive to March 12, 2014, in each case under the 2010 Plan. Pursuant to the terms of the new offer letter agreement, Mr. Willis is eligible to receive an annual incentive award with a fair market value consistent with the fair market value of awards granted to similarly situated employees of the Company. Mr. Willis is also entitled to reimbursement of his monthly apartment rental costs for three years and is entitled to participate in or receive benefits under all of our existing and future employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that are afforded generally to our executive officers.

If Mr. Willis’ employment is terminated without cause (other than by death or disability), or if he terminates his employment with us for good reason, he will be entitled to receive his full base salary through the date of termination and, provided that he executes a general release of claims in favor of the Company within 50 days of the date of termination, he shall also receive a lump-sum payment, equal to one year of his base salary then in effect plus 100% of his eligible bonus. Additionally, Mr. Willis and his family will receive continued coverage under any Company sponsored group health plan in which he was enrolled at the time of his termination for a period of six months following his termination date and, immediately prior to such termination date, all of his outstanding unvested stock options and other equity awards shall immediately vest. The definitions of cause and good reason are consistent with the definitions set forth in our June 4, 2010 employment agreement with Dr. Gruber, as described above. If Mr. Willis’ employment is terminated as a result of his disability or death, he or his estate will be entitled to receive his full base salary through the date of termination as well as an additional lump-sum payment equal to his annual base salary at the rate in effect at the time of such termination.

The new offer letter agreement also provides certain payments and benefits to Mr. Willis in circumstances involving a change of control, as described below in the section entitled “Potential Payments upon Termination and Change of Control.”

Mark Smith

On October 2, 2008, we entered into an offer letter agreement with Mark Smith, our former Chief Financial Officer, which provided for an annual base salary of $275,000 and a grant of options to purchase 125,000 shares of our common stock under the 2006 Plan.

On June 4, 2010, we entered into a new employment agreement with Mr. Mark Smith, which became effective upon the closing of our initial public offering. This agreement superseded and terminated Mr. Mark Smith’s previous offer letter agreement. Under the June 4, 2010 employment agreement, Mr. Mark Smith’s base salary was $325,000 per year, subject to annual review and adjustment by our Board. Mr. Mark Smith was eligible to receive an annual bonus of up to 40% of his base salary based on the achievement of certain business goals set by our Board on an annual basis and was eligible to receive additional bonus amounts at the discretion of our Board. Pursuant to the terms of the June 4, 2010 employment agreement, Mr. Mark Smith was eligible to receive an annual incentive award with a fair market value equal to $200,000 on the date of grant, consisting of restricted stock and/or stock options, and was eligible to receive additional stock awards at the discretion of our Board. Mr. Mark Smith was also entitled to participate in or receive benefits under all of our incentive programs and employee benefit plans, including retirement plans, health care plans and fringe benefit plans, that were afforded generally to our executive officers.

Mr. Mark Smith’s employment with the Company ended on October 3, 2013.

Potential Payments upon Termination and Change of Control

In June 2010, we entered into new employment agreements with each of Drs. Gruber and Ryan and Mr. Lund which became effective upon the closing of our initial public offering. Under these employment agreements, in the event of a change of control, each of these executives (if still employed by the Company) is entitled to receive a lump-sum payment equal to two times the sum of (i) his annual base salary in effect immediately prior to such change of control and (ii) 100% of his eligible bonus for the year preceding the change of control. If upon or within 90 days after a change of control, any such executive is terminated without cause, or terminates his employment with us for good reason, he will keep the change of control payment described above and he and his family will be entitled to receive continued coverage under any Company sponsored group health plan in which he was enrolled at the time of his termination for a period of six months following his termination date (or twelve months in the case of Dr. Gruber), but he will not be entitled to any other termination benefits. Effective September 2013, we entered into an offer letter agreement with Mr. Roda which provides that, in the event of a change of control, Mr. Roda is entitled to receive a lump-sum payment in the amount of six month’s salary.  In April 2014, Mr. Willis entered into a new offer letter agreement with the Company which provides that, in the event of a change of control, Mr. Willis is entitled to receive a lump-sum payment equal to two times the sum of (i) his annual base salary in effect immediately prior to such change of control and (ii) 100% of his eligible bonus for the year preceding the change of control.

On the date any such executive becomes entitled to receive a change of control payment, all of his outstanding unvested stock options and other equity awards shall immediately vest. Change of control is defined as the acquisition by any person or group of all or substantially all of our assets through sale, lease, transfer, conveyance or other disposition, or the acquisition by any person or group of beneficial ownership of more than 40% of our outstanding voting stock (with the exception of Mr. Roda’s offer letter agreement which defines change of control to include the acquisition of beneficial ownership of 50% of our outstanding voting stock).

The following table summarizes the potential payments and benefits payable to each of our named executive officers upon (i) a termination of employment without cause or resignation for good reason and (ii) a change of control (no termination required), as well as the additional benefits available upon termination without cause or resignation for good reason upon or within 90 days after a change of control, in each case assuming that such termination and change of control, where applicable, occurred on December 31, 2013.

	Termination without cause or resignation for good reason				Change of control (no termination required)			Termination without cause or resignation for good reason upon or within 90 days after a change of control (1)
	Base salary ($)	Bonus ($)	Value of accelerated equity awards ($) (2)	Benefits ($)	Base salary ($)	Bonus ($)	Value of accelerated equity awards ($) (2)	Benefits ($)
Patrick R. Gruber, Ph.D.	1,000,000	684,167	289,827	22,359	1,000,000	500,000	289,827	22,359
Brett Lund, J.D., M.B.A	325,000	203,933	176,129	3,559	650,000	260,000	176,129	3,559
Greg Roda	152,500	-	-	-	152,500	-	-	-
Christopher Ryan, Ph.D.	335,000	244,897	278,870	11,179	670,000	268,000	278,870	11,179
Mike Willis (3)	308,000	123,200	-	3,559	616,000	246,400	-	-

(1)

In the event that one of the named executive officers is terminated without cause or resigns for good reason upon or within 90 days after a change of control, he shall receive the following benefits in addition to the payments and accelerated vesting triggered by such change of control, but he will not be entitled to any other termination benefits.

(2)	Amounts calculated based on the aggregate amount by which the fair market value of our common stock exceeded the aggregate exercise price of such awards as of December 31, 2013.
(3)	Amounts based on the terms of the offer letter agreement entered into by Mr. Willis and the Company in April 2014.

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

Employee Benefit and Stock Plans

Amended and Restated 2010 Stock Incentive Plan

Background

Since the closing of our initial public offering on February 14, 2011, equity awards are only granted pursuant to our 2010 Plan, which received stockholder approval on February 4, 2011, and became effective on the closing of our initial public offering.  Our stockholders approved the 2010 Plan primarily in order to enable us to satisfy NASDAQ listing requirements, and to make awards that qualify as performance-based compensation that is exempt from the deduction limitation set forth under Section 162(m) of the Code.  Section 162(m) generally limits the corporate income tax deduction to $1,000,000 annually for the nonperformance-based compensation paid to each of the Chief Executive Officer and the three other highest paid executive officers of the Company (other than the Chief Financial Officer).

No awards under the 2010 Plan occurred before the closing of our initial public offering.  The 2010 Plan authorizes discretionary awards in the form of stock options, stock appreciation rights (“SARs”), restricted shares or units, unrestricted shares, deferred share units, performance awards and dividend equivalent rights.  Our Board believes that the 2010 Plan is an important factor in attracting, retaining and motivating employees, consultants and directors of the Company and its affiliates, collectively referred to herein as eligible persons.  Our Board believes that we need the flexibility, acting primarily through the Compensation Committee, both to have an ongoing reserve of common stock available for future equity-based awards, and to make future awards in a variety of forms.

On June 6, 2013, our stockholders approved the amendment and restatement of the 2010 Plan to, among other things, increase the number of shares reserved for issuance under the 2010 Plan from 2,571,286 shares to 5,571,286 shares, modify the 2010 Plan’s vesting limitations provision and broaden the permissible performance measures for performance-based awards.

Share Reserve

We have reserved 5,571,286 shares of common stock for issuance under the 2010 Plan plus shares of common stock from awards that had been made under the 2006 Plan that are forfeited, cancelled, settled, or become unexercisable without the issuance of shares. At December 31, 2013, there were 3,261,783 shares available for grant under the 2010 Plan. We do not expect to receive cash consideration for the granting of awards under the 2010 Plan. However, if a stock option were to be exercised, we would receive the exercise price for the shares being purchased, unless the exercise occurs pursuant to a cashless alternative that we approve.

Outstanding Award Type	Number of Shares subject to outstanding awards under the 2010 Plan as of December 31, 2013
Stock Options	1,253,474
Restricted Shares (unvested)	791,389

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

The exercise price of ISOs, Non-ISOs and SARs may not be less than 100% of the fair market value, on the grant date, of the shares of our common stock subject to the award, although the exercise price of ISOs may not be less than 110% of such fair market value for participants who own more than 10% of our shares of common stock on the grant date.  To the extent vested and exercisable in accordance with the agreement granting them, a stock option or SAR may be exercised in whole or in part, and from time to time during its term, subject to earlier termination relating to a holder’s termination of employment or service.  With respect to stock options, unless otherwise provided in an award agreement, payment of the exercise price may be made in any of the following forms, or a combination of them; cash or check in U.S. dollars, certain shares of our common stock or a cashless exercise under a program the administrator approves.

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

With respect to performance compensation awards, the 2010 Plan requires that the administrator specify in writing the performance period to which the award relates, and an objective formula by which to measure whether and the extent to which the award is earned on the basis of the level of performance achieved with respect to one or more performance measures.  Once established for a performance period, the performance measures and performance formula applicable to the award may not be amended or modified in a manner that would cause the compensation payable under the award to fail to constitute performance-based compensation under Section 162(m) of the Code.  Under the 2010 Plan, the possible performance measures for performance compensation awards will be limited for one or more of the following, applied in total or on a per share basis: income or profit, including but not limited to basic, diluted, or adjusted earnings per share, earnings before interest, taxes, and/or other adjustments (in total or on a per share basis), basic or adjusted net income, gross margin, or similar income or profit measure; returns on equity, assets, capital, revenue or similar return measure; economic profit, economic value added, or similar measure of residual income; revenues or sales; working capital; cash usage; total stockholder return; and costs, product development, technology development, market share, research, securement of intellectual property rights, licensing, litigation, human resources, information services, mergers, acquisitions, sales of assets of affiliates or business units.

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

After the adoption of our 2010 Plan in February 2011, no further option grants will be made under the 2006 Plan and, to the extent outstanding awards under the 2006 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan. However, our 2006 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder.  At December 31, 2013, a total of 1,618,089 shares of Gevo common stock were reserved for issuance upon the exercise of stock options outstanding under the 2006 Plan.

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

Share Reserve

We have reserved 1,285,643 shares of our common stock for issuance under our employee stock purchase plan, of which 1,183,371 shares were available for future issuance as of December 31, 2013.

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

401(k) Plan

Effective January 2006, we implemented a 401(k) plan covering certain employees. Currently, all of our full-time employees over the age of 21 are eligible to participate in the 401(k) plan after completion of three months of service, subject to quarterly entry dates. Under the 401(k) plan, eligible employees may elect to reduce their current compensation by up to the prescribed annual limit and contribute these amounts to the 401(k) plan. In 2011 and 2012, we matched 100% of each eligible employee’s contributions, up to 5% of each eligible employee’s compensation. Effective January 1, 2013, we ceased to match employee contributions to the 401(k) plan. The 401(k) plan is intended to qualify under Section 401 of the Code so that contributions by employees to the 401(k) plan, and income earned on the 401(k) plan contributions, are not taxable to employees until withdrawn from the 401(k) plan. The trustees under the 401 (k) plan, at the direction of each participant, invest the 401(k) plan funds in selected investment options.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” contained in this Report.  Based on this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Report and in the Company’s proxy statement.

Respectfully submitted,

COMPENSATION COMMITTEE

Shai Weiss, Chair
Ganesh Kishore, Ph.D.
Gary W. Mize
Stacy J. Smith

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 31, 2014 by:

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

This table is based upon information supplied by our officers, directors and the Schedules 13D and 13G that have been filed with the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of March 31, 2014 through the exercise of any stock option or other right. The inclusion of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit from, such shares and we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Applicable percentages are based on 68,543,089 shares of common stock outstanding on March 31, 2014.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders & Affiliates:
Vinod Khosla and/or affiliates of Khosla Ventures(1)	11,691,662	16.5%
Entities affiliated with Virgin Green Fund I, L.P.(2)	3,443,094	4.9%
Total Energy Ventures International(3)	6,894,111	9.7%
6830 Capital Management, LLC(4)	3,838,382	5.3%
Malaysian Life Sciences Capital Fund Ltd.(5)	2,412,165	3.5%
Named executive officers and directors:
Patrick R. Gruber, Ph.D.(6)	1,477,597	2.2%
Mike Willis(7)	83,852	*
Christopher Ryan, Ph.D.(8)	645,389	*
Brett Lund, J.D., M.B.A.(9)	276,485	*
Greg Roda(10)	48,248	*
Shai Weiss(11)	3,442,107	4.9%
Ganesh M. Kishore, Ph.D.(12)	2,554,408	3.7%
Samir Kaul(13)	138,188	*
Carlos A. Cabrera(14)	70,582	*
Bruce A. Smith(15)	159,656	*
Stacy J. Smith(16)	112,620	*
Gary W. Mize(17)	103,196	*
Ruth I. Dreessen(18)	86,412	*

All executive officers and directors as a group (thirteen persons)	9,198,740	13.2%

*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)

Includes: (i) 4,966,917 shares held by Khosla Ventures I, LP (“KV I”); (ii) 3,143,174 shares held by Khosla Ventures III, LP (“KV III”); (iii) 1,111,111 shares held by KFT Trust, Vinod Khosla as Trustee (“KFT”); (iv) 77,142 shares held by VK Services, LLC; (v) 1,111,111 shares of common stock issuable within 60 days of March 31, 2014 upon exercise of warrants held by KV III; (vi) 1,111,111 shares of common stock issuable within 60 days of March 31, 2014 upon the exercise of warrants held by KFT; (vii) 6,167 shares of common stock issuable to Samir Kaul pursuant to stock options exercisable within 60 days of March 31, 2014; and (viii) 164,929 shares which are held by members or affiliates of members of Khosla Ventures Associates I, LLC (including Mr. Kaul), subject to the right of Khosla Ventures I, LP to exercise voting and investment control over such shares. Khosla Ventures Associates I, LLC ("KVA I") is the general partner of KV I and Khosla Ventures Associates III, LLC ("KVA III") is the general partner of KV III. Mr. Kaul is a member of each of KVA I and KVA III, and may be held to have voting and dispositive power over the shares beneficially held by Khosla Ventures and its affiliates. Mr. Kaul disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address for Mr. Kaul, Mr. Khosla and the entities affiliated with Khosla Ventures is 2128 Sand Hill Road, Menlo Park, CA 94025.

(2)

Based in part on information contained in a Schedule 13D filed with the SEC by Virgin Green Fund on February 18, 2011. Virgin Green Fund has sole voting and dispositive power over all shares, except that VGF Partners I, L.P. (the “Direct General Partner”), the general partner of Virgin Green Fund, may be deemed to have sole power to vote or dispose of all shares; VGF I Limited (the “Ultimate General Partner”), the general partner of the Direct General Partner, may be deemed to have sole power to vote or dispose of all shares; and each of Shai Weiss, Anup Jacob, Mark Poole, Niall Ritchie and

Stephen Murphy, directors of the Ultimate General Partner, may be deemed to have shared power to vote or dispose of all shares. Includes 318,806 shares issuable pursuant to common stock warrants exercisable within 60 days of March 31, 2014 (based on the 4.99% beneficial ownership limitation applicable to conversion of the Warrants issued by the Company in December 2013). The address for Virgin Green Fund and Mr. Weiss is c/o VGF Advisers (UK) LLP, The Battleship Building, 179 Harrow Road London W2 6NB.

(3)

Includes 2,222,222 shares issuable pursuant to common stock warrants exercisable within 60 days of March 31, 2014. The address for Total Energy Ventures International is 2, place Jean Millier — La Défense 6, 92078 Paris la Défense Cedex France.

(4)

Based in part on information contained in a Schedule 13G/A filed with the SEC by 683 Capital Management, LLC (“683 Capital”) on February 7, 2014. Represents shares that would be issued to 683 Capital upon conversion of the Company’s Convertible Notes. The address for 683 Capital is 3 Columbus Circle, Suite 2205 New York, NY 10019.

(5)

Includes 370,370 shares issuable pursuant to common stock warrants exercisable within 60 days of March 31, 2014. The address for Malaysian Life Sciences Capital Fund (“Malaysian Life Sciences”) is No. 36-01, level Menara Dion, 27, Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

(6)	Represents 1,075,575 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.
(7)	Includes 62,037 shares issuable pursuant to common stock warrants and stock options exercisable within 60 days of March 31, 2014.
(8)	Represents 263,414 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.
(9)	Represents 146,240 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.
(10)	Includes 16,309 shares issuable pursuant to common stock warrants and stock options exercisable within 60 days of March 31, 2014.
(11)

Shai Weiss is a partner of Virgin Green Fund and may be held to have voting and dispositive power over the shares beneficially held by the fund. Mr. Weiss disclaims beneficial ownership of the shares held by Virgin Green Fund and VGF Advisers (US) LLC, except to the extent of his pecuniary interest therein. Includes 299,300 shares issuable pursuant to common stock warrants exercisable within 60 days of March 31, 2014 (based on the 4.99% beneficial ownership limitation applicable to conversion of the Warrants issued by the Company in December 2013).

(12)

Includes 423,318 shares issuable pursuant to common stock warrants and stock options exercisable within 60 days of March 31, 2014. Ganesh M. Kishore, Ph.D. is the Chief Executive Officer of Malaysian Life Sciences and may be held to have voting and dispositive power over the shares beneficially held by Malaysian Life Sciences. Dr. Kishore disclaims beneficial ownership of the shares held by Malaysian Life Sciences, except to the extent of his pecuniary interest therein. The address for Malaysian Life Sciences is No. 36-01, level Menara Dion, 27, Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

(13) Includes 6,167 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.  The address for Mr. Kaul is 2128 Sand Hill Road, Menlo Park, CA 94025.

(14)	Includes 28,324 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.
(15)	Includes 65,361 shares issuable pursuant to common stock warrants and stock options exercisable within 60 days of March 31, 2014.
(16)	Includes 46,843 shares issuable pursuant to common stock warrants and stock options exercisable within 60 days of March 31, 2014.
(17)	Includes 38,825 shares issuable pursuant to common stock warrants and stock options exercisable within 60 days of March 31, 2014.
(18)	Includes 29,200 shares issuable pursuant to common stock warrants and stock options exercisable within 60 days of March 31, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2013:

Equity Compensation Plans Approved by Stockholders	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
2010 Plan and 2006 Plan (1)	2,871,563	$5.15	3,261,783
ESPP	-	$-	1,183,371

Equity Compensation Plans not Approved by Stockholders'	-	-	-
Total	2,871,563	$5.15	4,445,154

(1)

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

Transactions with Related Persons

Except as set forth below, there have been no transactions, since January 1, 2013, to which we were a party or will be a party, in which the amount involved exceeded or will exceed $120,000 and in which a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Arrangements” and “Director Compensation” above.

In December 2013, we paid $140,000 in legal fees incurred by Total Energy Ventures International in connection with its participation in our offering of common stock units.  Total Energy Ventures International is the beneficial owner of more than 5% of our outstanding common stock.

Indemnification Agreements with Directors and Executive Officers

We have entered into indemnification agreements with our directors and executive officers under which we agreed to indemnify those individuals under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines, settlements and any other amounts they may be required to pay in actions, suits or proceedings which they are or may be made a party or threatened to be made a party by reason of their position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our Bylaws. We also have an insurance policy covering our directors and executive officers with respect to certain liabilities, including liabilities arising under the Securities Act or otherwise. We believe that these provisions and insurance coverage are necessary to attract and retain qualified directors, officers and other key employees.

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

Our Board has unanimously determined that eight of our current directors, constituting a majority of the Board, are “independent” directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).  In making this determination, the Board has affirmatively determined, considering broadly all relevant facts and circumstances regarding each independent director, that none of the independent directors has a material relationship with us (either directly or as a partner, stockholder, officer or affiliate of an organization that has a relationship with us).  In addition, based upon such standards, the Board determined that Dr. Patrick Gruber, who currently serves as a Class I director, is not “independent” because he is our Chief Executive Officer.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents the aggregate fees billed or accrued for professional services rendered by Deloitte & Touche LLP during the last two fiscal years:

Type	2013	2012
Audit Fees	$415,000	$425,000
Audit Related Fees	-	-
Tax Fees	25,000	27,790
All Other Fees	-	-
Total Fees	$440,000	$452,790

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

Audit Committee’s Pre-Approval Policies and Procedures

Before our independent registered public accounting firm is engaged by us to render audit or non-audit services, each such engagement is approved by our Audit Committee.  From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months.  Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

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

(a)(3) Exhibits

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1
2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10
4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11
4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12
4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011	8-K	001-35073	October 26, 2011	10.7
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 13, 2013	4.9
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 12, 2013	4.1
4.14	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.15	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
10.1	Plain English Growth Capital Loan and Security Agreement, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.23
10.2	First Amendment to Plain English Growth Capital Loan and Security Agreement, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.2
10.3	Plain English Growth Capital Loan and Security Agreement, by and between Gevo Development, LLC and TriplePoint Capital, LLC, dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.24
10.4	Joinder Agreement and First Amendment, by and among Gevo Development, LLC, Agri-Energy, LLC and TriplePoint Capital, LLC, dated September 22, 2010, to the Plain English Growth Capital Loan and Security Agreement, by and between Gevo Development, LLC and TriplePoint Capital, LLC, dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.25
10.5	Amended and Restated Plain English Growth Capital Loan and Security Agreement, by and between Agri-Energy, LLC and TriplePoint Capital LLC, dated October 20, 2011.	10-K	001-05073	February 28, 2012	10-6
10.6	Plain English Limited Recourse Continuing Guaranty, by Gevo Development, LLC in favor of TriplePoint Capital LLC dated as of October 20, 2011.	8-K	001-35073	October 26, 2011	10.3
10.7	Amended and Restated Limited Recourse Membership Interest Pledge Agreement, by Gevo Development, LLC in favor of TriplePoint Capital LLC, dated as of October 20, 2011.	8-K	001-35073	October 26, 2011	10.4
10.8	First Amendment to Plain English Security Agreement, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.5

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.9	First Amendment to Plain English Security Agreement, by and between Agri-Energy, LLC and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.6
10.10†	Commercialization Agreement, by and between Gevo, Inc. and ICM, Inc., dated October 16, 2008.	S-1	333-168792	August 12, 2010	10.2
10.11†	Development Agreement, by and between Gevo, Inc. and ICM, Inc., dated October 16, 2008.	S-1	333-168792	November 4, 2010	10.3
10.12	Amendment No. 1, effective July 1, 2010, to the Development Agreement, by and between Gevo, Inc. and ICM, Inc., dated October 16, 2008.	S-1	333-168792	October 1, 2010	10.25
10.13†	Ethanol Purchasing and Marketing Agreement, by and between C&N Ethanol Marketing Corporation and Agri-Energy Limited Partnership, dated April 1, 2009.	S-1	333-168792	November 4, 2010	10.26
10.14	Exclusive Supply Agreement, by and among Gevo, Inc., LANXESS Inc. and LANXESS Corporation, dated January 14, 2011.	S-1	333-168792	January 19, 2011	10.32
10.15†	License Agreement, by and between Gevo, Inc. and Cargill Incorporated, effective February 19, 2009.	S-1	333-168792	August 12, 2010	10.4
10.16†	Exclusive License Agreement, by and between Gevo, Inc. and The Regents of the University of California, dated September 6, 2007, as amended.	S-1	333-168792	August 12, 2010	10.5
10.17†	License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005, as amended.	S-1	333-168792	November 4, 2010	10.6
10.18	Amendment No. 4, dated October 1, 2010, to the License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005.	S-1	333-168792	October 21, 2010	10.10
10.19†	First Amended and Restated Limited Liability Company Agreement of Gevo Development, LLC, dated August 5, 2010.	S-1	333-168792	November 4, 2010	10.8
10.20†	Isobutanol Joint Venture Agreement, by and between Gevo Development, LLC and Redfield Energy, LLC, dated June 15, 2011.	10-Q	001-35073	August 3, 2011	10.1
10.21†	Second Amended and Restated Operating Agreement of Redfield Energy, LLC, dated June 13, 2011.	10-Q	001-35073	August 3, 2011	10.2
10.22	International Off-Take and Distribution Agreement, by and between Gevo, Inc. and Sasol Chemical Industries Limited, dated July 29, 2011.	10-Q	001-35073	November 2, 2011	10.2
10.23#	2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.11
10.24#	Form of Stock Option Agreement under the 2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.13
10.25#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	June 6, 2013	10.1

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.26#	Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15
10.27#	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.21
10.28#	Form of Stock Option Award Agreement under the 2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.22
10.29#	Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7
10.30#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1
10.31#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33
10.32#	Employment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.14
10.33#	Amendment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated December 21, 2011.	8-K	001-35073	December 27, 2011	10.1
10.34#	Employment Agreement, by and between Gevo, Inc. and Mark Smith, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.15
10.35#	Employment Agreement, by and between Gevo, Inc. and Christopher Ryan, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.16
10.36#	Employment Agreement, by and between Gevo, Inc. and Brett Lund, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.18
10.37#	Amendment No. 1 to Employment Agreement, by and between Gevo, Inc. and Brett Lund, dated April 5, 2012.	8-K	001-35073	April 9, 2012	10.1
10.38#	Offer Letter, by and between Gevo, Inc. and Mike Willis, dated April 10, 2014.					X
10.39#	Offer Letter, by and between Gevo, Inc. and Greg Roda, effective as of September 5, 2013.					X
10.40	Second Amendment to the Plain English Security Agreement, made and entered into as of June 29, 2012, by and among Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.1
10.41	Second Amendment to Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.2
10.42	First Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.3
10.43	Lease of Space between Hines REIT 345 Inverness Drive, LLC and Gevo, Inc.	10-K	001-35073	March 25, 2013	10.48

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.44	Fourth Amendment to Plain English Security Agreement, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	10.1
10.45	Second Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated December 11, 2013, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	10.2
10.46	Plain English Intellectual Property Security Agreement, dated December 11, 2013, between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	10.3
21.1	List of Subsidiaries.	S-1	333-168792	October 1, 2010	10.10
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney (see the signature page to this Report).					X
31.1	Section 302 Certification of the Chief Executive Officer.					X
31.2	Section 302 Certification of the Chief Financial Officer.					X
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.					X
101**

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2013, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

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

Gevo, Inc.
By:	/s/ Mike Willis
Mike Willis Chief Financial Officer
Date: April 14, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick R. Gruber and Mike Willis, jointly and severally, as his or her attorney-in-fact, each with full power of substitution, for him or her, in any and all capacities, to sign each amendment to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer) and Director	April 14, 2014
Patrick R. Gruber, Ph.D.
/s/ MIKE wILLIS	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2014
Mike Willis
/s/ Shai Weiss	Chairman of the Board of Directors	April 14, 2014
Shai Weiss
/s/ CARLOS A. CABRERA	Director	April 14, 2014
Carlos A. Cabrera
/s/ RUTH I. DREESSEN	Director	April 14, 2014
Ruth Dreessen
/s/ SAMIR KAUL	Director	April 14, 2014
Samir Kaul
/s/ Ganesh M. Kishore	Director	April 14, 2014
Ganesh M. Kishore, Ph.D.
/s/ Stacy J. Smith	Director	April 14, 2014
Stacy J. Smith
/s/ GARY W. MIZE	Director	April 14, 2014
Gary W. Mize
/s/ bruce A. Smith	Director	April 14, 2014
Bruce A. Smith