Form 10-Q
period 2014-03-31
Gevo, Inc.
filed 2014-05-14
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, 68,858,219 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)	3
	Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, and for the period from June 9, 2005 (date of inception) to March 31, 2014 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and for the period from June 9, 2005 (date of inception) to March 31, 2014 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	40
Item 4.	Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	75
Item 6.	Exhibits	75
	Signatures	77

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$8,422	$24,625
Accounts receivable	1,664	1,358
Inventories	3,723	3,581
Prepaid expenses and other current assets	1,128	1,163
Total current assets	14,937	30,727

Property, plant and equipment, net	83,242	83,475
Debt issue costs, net	741	801
Deposits and other assets	1,335	1,352
Total assets	$100,255	$116,355

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$9,859	$13,030
Current portion of secured debt, net of $487 and $492 discount at March 31, 2014 and December 31, 2013, respectively	1,288	788
Derivative warrant liability	5,965	7,243
Total current liabilities	17,112	21,061
Long-term portion of secured debt, net of $309 and $450 discount at March 31, 2014 and December 31, 2013, respectively	8,735	9,339
Convertible notes, net	13,808	14,501
Other long-term liabilities	468	479
Total liabilities	40,123	45,380

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; none issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value per share; 150,000,000 authorized; 68,858,219 and 68,492,894 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	689	685
Additional paid-in capital	333,568	332,443
Deficit accumulated during development stage	(274,125)	(262,153)
Total stockholders' equity	60,132	70,975
Total liabilities and stockholders' equity	$100,255	$116,355

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		To
	2014	2013	March 31, 2014
Revenue and cost of goods sold
Ethanol sales and related products, net	$-	$-	$98,415
Hydrocarbon revenue	630	739	3,437
Grant and other revenue	273	385	9,494
Corn sales	-	2,419	4,354
Total revenues	903	3,543	115,700

Cost of corn sales	-	2,455	4,309
Cost of goods sold	4,680	2,048	124,728

Gross loss	(3,777)	(960)	(13,337)

Operating expenses
Research and development	4,105	4,976	100,934
Selling, general and administrative	5,040	6,950	144,894
Other operating expenses	-	-	1,347
Total operating expenses	9,145	11,926	247,175

Loss from operations	(12,922)	(12,886)	(260,512)

Other (expense) income
Interest expense	(1,601)	(3,276)	(25,819)
Loss on conversion of debt	-	(926)	(2,038)
Gain (loss) from change in fair value of embedded derivatives	1,264	(1,330)	21,378
Gain (loss) from change in fair value of derivative warrant liability	1,278	-	(4,769)
Other income	9	48	922
Total other income (expense)	950	(5,484)	(10,326)

Net loss	(11,972)	(18,370)	(270,838)

Deemed dividend - amortization of beneficial conversion feature on Series D-1 preferred stock	-	-	(3,872)

Net loss attributable to Gevo, Inc. common stockholders	$(11,972)	$(18,370)	$(274,710)

Net loss per share attributable to Gevo, Inc. common stockholders - basic and diluted	$(0.18)	$(0.45)
Weighted-average number of common shares outstanding - basic and diluted	67,760,721	40,996,922

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		To
	2014	2013	March 31, 2014

Operating Activities
Net loss	$(11,972)	$(18,370)	$(270,838)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in fair value of warrant liabilities	(1,278)	-	4,769
(Gain) loss from change in fair value of embedded derivative	(1,264)	1,330	(21,378)
Non-cash stock-based compensation	865	1,087	31,301
Depreciation and amortization	826	849	17,824
Non-cash interest expense	777	1,898	10,784
Loss on conversion of debt	-	926	2,038
Loss (gain) from change in fair value of derivatives	-	257	(605)

Other non-cash expenses	-	-	1,855
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(306)	(338)	335
Inventories	(142)	2,227	(1,083)
Prepaid expenses and other current assets	35	(197)	347
Deposits and other assets	(31)	-	(318)
Accounts payable, accrued expenses, and long-term liabilities	(496)	1,325	7,509
Net cash used in operating activities	(12,986)	(9,006)	(217,460)

Investing Activities
Acquisitions of property, plant and equipment	(2,869)	(1,997)	(81,362)
Proceeds from sales tax refund	-	-	2,006
Other	-	-	(575)
Acquisition of Agri-Energy, net of cash assumed	-	-	(24,936)
Restricted certificate of deposit	-	-	(39)
Net cash used in investing activities	(2,869)	(1,997)	(104,906)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Three Months Ended March 31,		To
	2014	2013	March 31, 2014
Financing Activities
Payments on secured debt	(250)	(1,639)	(33,475)
Debt and equity offering costs	(100)	-	(15,314)
Proceeds from issuance of common stock upon exercise of stock options and ESPP	2	-	1,381
Proceeds from issuance of common stock and common stock units	-	-	205,340
Proceeds from issuance of convertible preferred stock	-	-	86,025
Proceeds from issuance of convertible debt, net	-	-	42,300
Proceeds from issuance of secured debt	-	-	41,578
Proceeds from issuance of convertible promissory notes with warrants	-	-	3,000
Deposit on secured debt and other	-	-	(639)
Proceeds from the exercise of warrants	-	-	592
Net cash (used in) provided by financing activities	(348)	(1,639)	330,788

Net (decrease) increase in cash and cash equivalents	(16,203)	(12,642)	8,422

Cash and cash equivalents
Beginning of period	24,625	66,744	-
Ending of period	$8,422	$54,102	$8,422

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
Supplemental disclosures of cash and non-cash investing	Three Months Ended March 31,		To
and financing transactions	2014	2013	March 31, 2014
Cash paid for interest, net of interest capitalized	$198	$454	$14,119
Accrued offering costs	$130	$-	$130
Non-cash purchase of property, plant and equipment	$129	$281	$129
Conversion of convertible debt to common stock	$-	$6,665	$12,784
Issuance of common stock for services	$-	$483	$483
Issuance of common stock warrants	$-	$-	$4,048
Modification of warrants	$-	$-	$179
Warrants issued with secured debt	$-	$-	$1,746
Warrants issued with convertible promissory notes	$-	$-	$505
Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in-capital	$-	$-	$2,063
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	$-	$-	$3,872
Promissory notes and accrued interest converted to Series C preferred stock	$-	$-	$3,043
Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$-	$-	$1,458
Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$-	$-	$1,000
Reclassified deferred offering costs to additional paid-in-capital upon initial public offering	$-	$-	$4,296

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005 (“Inception”). Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012.  In September 2012, as a result of a lower than planned production rate of isobutanol the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates.  In 2013, the Company modified the Agri-Energy Facility which it believes will allow the Company to increase the production rate. In June 2013, the Company resumed the limited production of isobutanol, operating one fermenter and one Gevo Integrated Fermentation Technology® (“GIFT®”) separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, the Company expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify its results with a second configuration of equipment.  In October 2013, the Company began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and further modify the Agri-Energy Facility which it believes will enable the simultaneous production of isobutanol and ethanol. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of the strong ethanol margins currently available in the marketplace.

At March 31, 2014, the Company is considered to be in the development stage as its primary activities, since Inception, have been conducting research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility and raising capital. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

Until May 2012, when the Company commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility, the Company derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at this facility. The production of ethanol alone is not the Company’s intended business and its future strategy is expected to depend on its ability to produce and market isobutanol and products derived from isobutanol. Given that the production of ethanol alone is not the Company’s intended business, and the Company has not yet achieved consistent production and revenue from the sale of isobutanol, the historical operating results of Agri-Energy may not be indicative of future operating results for Agri-Energy or Gevo. As a result, the Company will continue to report as a development stage company until it begins to generate consistent production and revenue from the sale of isobutanol or other products that are or become the Company’s intended business.

Financial Condition. For the three months ended March 31, 2014, the Company incurred a consolidated net loss of $12.0 million and had an accumulated deficit of $274.1 million. From Inception to March 31, 2014, the Company has incurred significant net losses and has funded its operations primarily through equity offerings, issuances of debt, borrowings under its secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. The Company’s cash and cash equivalents at March 31, 2014 totaled $8.4 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at the Agri-Energy Facility; (ii) operating activities at its corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with its Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax; and (vi) debt service obligations. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.   The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on the Company’s operating plan, existing working capital at March 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2014 and for all periods presented. The consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2014 and 2013 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	Three Months Ended March 31,
	2014	2013
Warrants to purchase common stock	22,563,748	1,229,998
Convertible debt	4,725,514	6,287,090
Outstanding options to purchase common stock	3,741,150	3,319,450
Unvested restricted common stock	1,009,485	1,113,310
Total	32,039,897	11,949,848

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	March 31,	December 31,
	2014	2013
Raw materials
Corn	$1,301	$1,456
Enzymes and other inputs	584	514
Finished goods	247	192
Work in process	209	224
Spare parts	1,382	1,195

Total inventories	$3,723	$3,581

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Included in cost of goods sold is depreciation of $0.5 million during each of the three months ended March 31, 2014 and 2013. Depreciation expense included in cost of goods sold from Inception to March 31, 2014 was $7.3 million.

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		March 31,	December 31,
		2014	2013
Construction in progress	-	$66,509	$66,033
Plant machinery and equipment	10 years	11,009	11,009
Site improvements	10 years	7,009	7,007
Lab equipment, furniture and fixtures and vehicles	5 years	6,345	6,303
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,437	1,437
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,130	2,105
Total property, plant and equipment		100,579	100,034
Less accumulated depreciation and amortization		(17,337)	(16,559)

Property, plant and equipment, net		$83,242	$83,475

Construction in progress includes $65.7 million at March 31, 2014 and December 31, 2013 related to the retrofit of the Agri-Energy Facility to isobutanol production.

Prior to the first quarter of 2014, the Company capitalized interest on its secured debt associated with its qualifying assets, which related to the retrofit of the Agri-Energy Facility that was actively being developed. The Company did not capitalize any interest during the three months ended March 31, 2014 as there were no qualifying assets which were actively being developed.  The Company capitalized $0.3 million of interest during the three months ended March 31, 2013, and $1.8 million of interest from Inception to March 31, 2014.

5. Derivative Instruments

Forward Purchase and Exchange-Traded Futures Contracts

The Company’s activities generally expose it to a variety of market risks, including the effects of changes in commodity prices such as corn. These financial exposures are monitored and have been managed by the Company through derivative instruments, including forward purchase contracts and exchange traded futures contracts, as an integral part of its overall risk management program. The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

The Company has generally followed a policy of using exchange-traded futures contracts as a means of managing its exposure to fluctuations in operating margins based on changes in commodity prices.  The Company did not have any exchange-traded futures contracts as of March 31, 2014.  During the three months ended March 31, 2013, exchange-traded futures contracts were valued at fair value and changes in fair value are recorded in cost of goods sold in the consolidated statements of operations.

Forward purchase contracts are recorded at fair value unless a company elects to use the “normal purchases and normal sales scope exception” guidance of GAAP. To qualify for the normal purchases and normal sales scope exception, a contract must be appropriately designated and must provide for the purchase or sale of physical commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. The Company did not have forward purchase contracts during the three months ended March 31, 2014.  During the three months ended March 31, 2013, the Company did not elect the normal purchase and normal sales scope exception to its forward purchase contracts. Accordingly, changes in the fair value of these contracts have been recorded in cost of goods sold in the consolidated statements of operations.

The foregoing derivatives do not include any credit risk related contingent features, the Company has not entered into these derivative financial instruments for trading or speculative purposes, and it has not designated any of its derivatives as hedges for

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

financial accounting purposes. At March 31, 2014 and December 31, 2013, the Company did not have any exchange-traded futures contracts or forward purchase contracts and, as such, did not hold any cash in margin deposit accounts.

The following table summarizes the realized and unrealized gain / (loss) of the Company’s derivative instruments (in thousands).

	Three Months Ended March 31,		From Inception to
Realized Gain / (Losses)	2014	2013	March 31, 2014
Exchange-traded futures contracts	$-	$249	$(235)

Unrealized Gain / (Losses)
Exchange-traded futures contracts	-	(276)	648
Forward purchase contracts	-	20	(43)

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

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	March 31,	December 31,
	2014	2013
Stock price	$1.17	$1.43
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	2.5%	2.8%
Estimated stock volatility	78%	65%
Estimated credit spread	20%	33%

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the value of the Convertible Notes with and without the embedded derivative, and the fair value of the embedded derivative (in thousands).

	March 31,	December 31,
	2014	2013
Fair value of Convertible Notes:
With the embedded derivatives	$20,310	$15,925
Without the embedded derivatives	18,104	12,455
Estimated fair value of the embedded derivatives	$2,206	$3,470

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, the estimated fair value of the embedded derivatives will generally decrease with; (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) increase in the estimated credit spread.  The change in the estimated fair value of the embedded derivatives during the three months ended March 31, 2014 and 2013 represents an unrealized gain and loss, respectively, which has been recorded as gain/(loss) from change in fair value of embedded derivatives in the consolidated statements of operations.

Derivative Warrant Liability

In December 2013, the Company sold 21,303,750 common stock units. Each common stock unit consisted of one share of the Company’s common stock and a warrant (each a “Warrant”) to purchase one share of the Company’s common stock. The agreement governing the Warrants (the “Warrant Agreement”) includes the following terms:

—

the Warrants have an exercise price of $1.85 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the Warrants;

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

—

the exercise price and the number and type of securities purchasable upon exercise of Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

—

in the event of an extraordinary transaction (as defined in the Warrant Agreement), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the Warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s Warrants as determined in accordance with the Black Scholes option pricing model and the terms of the Warrants.

Based on these terms, the Company has determined that the Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.  The fair value was estimated to be $6.0 million and $7.2 million as of March 31, 2014 and December 31, 2013, respectively.  The decrease in the estimated fair value of the Warrants represents an unrealized gain which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	March 31,	December 31,
	2014	2013
Accounts payable — trade	$2,572	$6,460
Accrued legal-related fees	3,371	2,999
Deferred revenue	1,000	1,000
Accrued employee compensation	992	818
Other accrued liabilities	1,924	1,753

Total accounts payable and accrued liabilities	$9,859	$13,030

7. Secured Debt and Convertible Notes

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	March 31,	December 31,
	2014	2013
Secured debt
TriplePoint - Matures December 2014	$667	$917
TriplePoint - Matures October 2015	6,657	6,657
TriplePoint - Matures January 2016	3,495	3,495
Total secured debt	10,819	11,069
Less:
Unamortized debt discounts	(796)	(942)
	10,023	10,127
Less current portion of debt	(1,288)	(788)
Long-term portion of debt	$8,735	$9,339

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol.  The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default.  In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which matures in October 2015. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities, bringing the total borrowed under the additional term loan facilities to $15.0 million. The aggregate amount outstanding under the additional term loan facilities bears interest at a rate equal to 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.  As of March 31, 2014, Agri-Energy had granted TriplePoint a security interest in and lien upon all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement.  As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint (the “Gevo Security Agreement”), which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. In May 2014, the Company repaid $9.3 million in outstanding principal under the additional term loan facilities and agreed to repay the remaining $1.0 in outstanding principal under the additional term loan facilities in 36 equal monthly payments commencing in June 2014.

June 2012 Amendments. In June 2012, the Company entered into (i) an amendment (the “Security Agreement Amendment”) to the Gevo Security Agreement and (ii) an amendment (the “Gevo Loan Amendment”) to the Gevo Loan Agreement. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of the Convertible Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permitted Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the Convertible Notes; (iv) added as an event of default the payment, repurchase or redemption of the Convertible Notes or of amounts payable in connection therewith other than certain permitted payments related to the Convertible Notes; (v) added a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

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
•

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of March 31, 2014 are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

May 2014 Amendments.  In May 2014, in conjunction with the private debt financing (the “Debt Financing”) with Whitebox Advisors, LLC (“Whitebox”), the Company entered into additional amendments to certain of its existing agreements with TriplePoint which included, among other things: (i) the repayment of $9.3 million in outstanding principal under the additional term loan facilities; (ii) an agreement to repay the remaining outstanding principal of $1.0 million over a period of 36 months beginning in June 2014; and (iii) TriplePoint’s agreement to hold a junior secured position to the senior secured debt issued in May 2014.

Whitebox Advisors

On May 9, 2014, the Company closed the “Debt Financing with Whitebox consisting of a senior secured term loan (“Term Loan”), the outstanding  principal amount of which may be exchanged, at the option of Whitebox and subject to certain conditions, into the Company’s senior secured convertible notes (“Convertible Debt”).  The aggregate proceeds to the Company from this financing were approximately $25.9 million.  Pursuant to the terms of the Debt Financing agreements, the Company has an option, subject to certain conditions, to require Whitebox to provide the Company with an additional $5.2 million of capital in the form of an additional Term Loan, Convertible Debt or a combination of additional Term Loan and Convertible Debt (the exact allocation to be determined by Whitebox).  In addition, Whitebox has an option, subject to certain conditions, to purchase up to an additional $32.0 million aggregate principal amount of Convertible Debt.

Convertible Notes

The following table sets forth information pertaining to the Convertible Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Convertible Notes	Debt Discount	Total
Balance - December 31, 2013	$3,470	$26,900	$(15,869)	$14,501
Amortization of debt discount	-	-	571	571
Gain from change in fair value of embedded derivatives	(1,264)	-	-	(1,264)
Balance - March 31, 2014	$2,206	$26,900	$(15,298)	$13,808

In July 2012, the Company sold $45.0 million in aggregate principal amount of Convertible Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The Convertible Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three months ended March 31, 2014 and 2013, the Company recorded $0.6 million and $1.6 million, respectively, of expense related to the amortization of debt discounts and issue costs and recorded $0.5 million and $0.7 million, respectively, of interest expense related to the Convertible Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the Convertible Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the Convertible Notes.

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

If a holder elects to convert its Convertible Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.  If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. As of March 31, 2014, certain holders of the Convertible Notes have elected to convert notes totaling $18.1 million, reducing the principal balance of the Convertible Notes to $26.9 million. Upon conversion, such Convertible Note holders received 3,179,608 shares of common stock

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

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

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol. In July 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement has an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon the Company’s first commercial sale of high-purity isobutanol under the terms of the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay the Company applicable shortfall fees and the Company is obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of March 31, 2014.

Exclusive Supply Agreement with LANXESS. In January 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. No amounts have been incurred under this agreement as of March 31, 2014.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. In August 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three--year supply services agreement with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of March 31, 2014.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through December 31, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The Company did not sell any ethanol during the three months ended March 31, 2014 or 2013. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force.  The term of the agreement was through December 30, 2012.  In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of biojet fuel.    In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons.  In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of biojet fuel. In December 2013, the Company entered into a contract with the DLA to supply the U.S. Navy with an additional 10,000 gallons of biojet fuel.  Revenue under these contracts is recognized upon shipment of product which is when transfer of risk of loss and title occurs. During each of the three months ended March 31, 2014 and 2013, the Company recorded $0.4 million of revenue associated with shipments of biojet fuel under these contracts.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM, Inc. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ prior written notice. The Company did not incur any costs relating to the demonstration plant during the three months ended March 31, 2014 or 2013.

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

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola agreed to pay the Company a fixed price fee for a research program outlined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. The Company did not recognize revenue under this agreement during the three months ended March 31, 2014 and recognized $0.3 million during the three months ended March 31, 2013.

License Agreement

License Agreement with Cargill, Incorporated. In February 2009, the Company entered into a license agreement with Cargill, Incorporated (“Cargill”) to obtain certain biological materials and license patent rights to use a biocatalyst owned by Cargill. Under the license agreement, Cargill has granted the Company an exclusive, royalty-bearing license, with limited rights to sublicense, to use the patent rights in a certain field, as defined in the license agreement.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. As of December 2012, the Company had not completed milestone number four. However, under the terms of the agreement, the Company was entitled to pay a $0.5 million license fee in lieu of completing milestone number four. This fee was paid in March 2013 through the issuance of 250,000 shares of the Company’s common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of March 31, 2014 and no amount has been recorded as a liability for this milestone.

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

Other

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene from isobutanol. Toray Industries used the Company’s bio-para-xylene (“bio-PX”) and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, the Company entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which was used by the Company for the design and construction of a demonstration plant. The Company has produced the requisite volumes of bio-PX at the demonstration plant associated with its contract with Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. In the event the Company does not deliver the minimum quantity of bio-PX to Toray Industries by May 31, 2014, the Company will be required to refund the $1.0 million by June 30, 2014. As of March 31, 2014 and December 31, 2013, the Company included the $1.0 million as a component of accounts payable and accrued liabilities in its consolidated balance sheets.

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

9. Gevo Development

Gevo, Inc. formed Gevo Development in September 2009 to finance and develop biorefineries through joint venture, tolling arrangements or direct acquisition. Biorefinery plants accessed through Gevo Development are intended to be retrofitted using Gevo, Inc.’s integrated fermentation technology to produce isobutanol.

Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development as a wholly owned subsidiary. Gevo Development has two classes of membership interests outstanding. Gevo, Inc. is the sole owner of the class A interests. Prior to September 2010, CDP Gevo, LLC (“CDP”), was the sole owner of the class B interests, which comprise 10% of the outstanding equity interests of Gevo Development. In September 2010, Gevo, Inc. became the sole owner of Gevo Development by acquiring

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

100% of the class B interests in Gevo Development from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP received aggregate consideration of $1.1 million.

The original issuance of the class B interests was considered to be a grant of non-employee stock-based compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests in September 2010, the Company recorded stock-based compensation of $0.8 million, which reflected the amount paid during 2010 for the class B interests that was not dependent on counterparty performance. The final payment of $0.1 million made in January 2012 was dependent on the continued employment of the two co-managing directors of Gevo Development. The employment of the co-managing directors was terminated effective March 2012 (as discussed in more detail below).

Gevo, Inc. made capital contributions to Gevo Development of $8.3 million and $3.0 million, respectively, during the three months ended March 31, 2014 and 2013, respectively, and $117.7 million from Inception to March 31, 2014.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended March 31,		Inception to
	2014	2013	March 31, 2014
Gevo Development Net Loss	$(5,538)	$(3,490)	$(44,400)

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

In September 2010, the beneficial owners of the equity interests of CDP became employees of Gevo, Inc. and the warrant agreement was amended and restated to provide that 50% of the warrant shares granted under such warrant agreement would vest in September 2010. The remaining warrant shares were to vest over a two-year period beginning in September 2010, subject to acceleration and termination in certain circumstances. The Company valued the warrant shares at $14.0 million. Effective March 23, 2012, the employment of the beneficial owners of CDP was terminated. Pursuant to the terms of the warrant agreement, all unvested warrant shares became immediately vested and, as such, the Company recorded $2.6 million of stock-based compensation expense during 2012.

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of March 31, 2014 and December 31, 2013, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, as of March 31, 2014 under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

As of March 31, 2014, the Company has incurred $0.4 million in preliminary project engineering and permitting process costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

The Company records expense during the vesting period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended March 31,		From Inception to
	2014	2013	March 31, 2014
Stock options and ESPP awards
Research and development	$131	$165	$3,248
Selling, general and administrative	314	622	9,420

Restricted stock awards
Research and development	184	-	1,000
Selling, general and administrative	236	300	3,639

Warrants issued
Selling, general and administrative	-	-	13,994
Non-cash stock-based compensation	865	1,087	31,301

Modified stock option awards
Selling, general and administrative	-	-	1,500

Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	-	-	1,144
Cash stock-based compensation	-	-	2,644

Total stock-based compensation	$865	$1,087	$33,945

12. Commitments and Contingencies

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

On October 8, 2012, Butamax filed a lawsuit in the Delaware District Court for declaratory judgment against the Company, as Case No. 1:12-cv-01301-SLR, seeking a judicial determination that Butamax is not infringing the Company’s U.S. Patent No. 8,283,505, entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” On January 28, 2014 the Delaware District Court issued an order dismissing Case No. 1:12-cv-01301-SLR.

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

On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction.  The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of Gevo’s motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of Gevo’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The remanded trial for the ’188 and ’889 patents in the Delaware District Court is scheduled to be held on July 21, 2014.  On April 22, 2014, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States to appeal the Federal Circuit Court’s decision. On April 25, 2014, the Company filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of the Company’s Petition for Writ of Certiorari with the Supreme Court of the United States and any follow-on proceedings.

On February 18, 2014, the Delaware District Court granted Gevo’s motion to stay the litigation regarding Gevo’s ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during inter partes re-examination of those patents.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2014 and December 31, 2013, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2014.

13. Fair Value Measurements

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

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. The Company did not incur any write-down of its inventory during the three months ended March 31, 2014 or 2013.

Derivative Assets and Liabilities. The fair value of exchange-traded derivative instruments is based on Level 1 inputs using quoted market prices. Exchange-traded derivative instruments are recorded in the consolidated balance sheets at fair value. The Company did not have any exchange-traded derivative instruments at March 31, 2014 or December 31, 2013.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The fair value of the Company’s forward contract derivative instruments are derived based upon a market approach using Level 2 inputs, including the price at the delivery location adjusted for basis differentials, counterparty credit quality, the effect of the Company’s own credit worthiness, the time value of money and/or the liquidity of the market. The Company did not have any forward contract derivative instruments at March 31, 2014 or December 31, 2013.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.

The following table sets forth the principal balance of the Company’s secured debt obligations and the associated estimated fair value (in thousands).

	March 31, 2014		December 31, 2013
Issuance	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value

TriplePoint - Matures December 2014	$667	$634	$917	$847
TriplePoint - Matures October 2015	6,657	6,024	6,657	5,942
TriplePoint - Matures January 2016	3,495	3,120	3,495	3,079

Convertible Notes and Embedded Derivatives. The Company has estimated the fair value of the Convertible Notes, including the embedded derivatives, to be $20.3 million and $15.9 million at March 31, 2014 and December 31, 2013, respectively, based upon Level 2 inputs, including the market price of the Convertible Notes derived from actual trades of the Convertible Notes. The Company has estimated the fair value of the embedded derivatives on a stand-alone basis to be $2.2 million and $3.5 million at March 31, 2014 and December 31, 2013, respectively, based upon Level 2 inputs. See Note 5 above for the fair value inputs used to estimate the fair value of the Convertible Notes with and without the embedded derivatives and the fair value of the embedded derivatives.

Derivative Warrant Liability. In December 2013, the Company issued Warrants to purchase 21,303,750 shares of the Company’s common stock. Based on the terms of the Warrants, the Company determined the Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.  The Company determined the estimated fair value of the Warrants as of December 31, 2013 to be $7.2 million based upon Level 1 inputs, the quoted market prices of the Warrants on such date. The Company determined the estimated fair value of the Warrants as of March 31, 2014 to be $6.0 million based upon Level 2 inputs being an analysis of actual historical market trades of the Warrants. The Company relied on Level 2 inputs for estimating the fair value of the Warrants as of March 31, 2014 due to the lack of market trades of the Warrants on March 31, 2014.

While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

14. Information on Business Segments

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

	Three Months Ended March 31,
	2014	2013
Revenues:
Gevo	$886	$1,124
Gevo Development / Agri-Energy	17	2,419
Consolidated	$903	$3,543

Operating income (loss):
Gevo	$(7,854)	$(10,413)
Gevo Development / Agri-Energy	(5,068)	(2,473)
Consolidated	$(12,922)	$(12,886)

Interest expense:
Gevo	$1,124	$2,257
Gevo Development / Agri-Energy	477	1,019
Consolidated	$1,601	$3,276

Depreciation expense:
Gevo	$241	$316
Gevo Development / Agri-Energy	585	533
Consolidated	$826	$849

Acquisitions of plant, property and equipment:
Gevo	$32	$248
Gevo Development / Agri-Energy	2,837	1,749
Consolidated	$2,869	$1,997

	March 31,	December 31,
	2014	2013
Total assets:
Gevo	$88,075	$100,888
Gevo Development / Agri-Energy	59,233	65,281
Intercompany eliminations	(47,053)	(49,814)
Consolidated	$100,255	$116,355

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2013 (our “Annual Report”) and other reports that we have filed with the SEC. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

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

Overview

We are a renewable chemicals and next generation biofuels company. Our strategy is to commercialize biobased alternatives to petroleum-based products to allow for the optimization of fermentation facilities’ assets, with the ultimate goal of maximizing cash flows from the operation of those assets.  Our underlying technology uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering. In order to implement this strategy, we are utilizing a building block approach. We intend to focus primarily on the production and sale of isobutanol and related products from renewable feedstocks. Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings or as a value-added gasoline blendstock. Isobutanol can also be converted into butenes using dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of hydrocarbon fuels, lubricants, polyester, rubber, plastics, fibers and other polymers.

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

In order to produce and sell isobutanol made from renewable sources, we have developed Gevo Integrated Fermentation Technology® (“GIFT®”), an integrated technology platform for the efficient production and separation of renewable isobutanol. GIFT® consists of two components, proprietary biocatalysts that convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit that is designed to continuously separate isobutanol during the fermentation process. We developed our technology platform to be compatible with the existing approximately 23 billion  gallons per year of global operating ethanol production capacity, as estimated by the Renewable Fuels Association.

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

Financial Condition

For the three months ended March 31, 2014, we incurred a consolidated net loss of $12.0 million and had an accumulated deficit of $274.1 million at March 31, 2014. From June 9, 2005 (“Inception”) to March 31, 2014, we have incurred significant net losses and have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at March 31, 2014 totaled $8.4 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax (as defined below); and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates.   Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, management may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure our debt and it will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.  Based on our operating plan, existing working capital at March 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern.

Agri-Energy

In September 2010, we acquired the Agri-Energy Facility which we have Retrofitted for the production of isobutanol. As of March 31, 2014, we have incurred capital costs of approximately $65.7 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, or produce both products simultaneously, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants.  Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility which we believe will allow us to increase the production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, we decided to leverage the flexibility of our GIFT® technology and modify the Agri-Energy Facility which we believe will enable the simultaneous production of isobutanol and ethanol. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of the strong ethanol margins currently available in the marketplace.

Until May 2012, when we commenced initial Retrofit startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the Retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the continued production of ethanol alone is not our intended business and our strategy is expected to depend on our ability to produce and market isobutanol and products derived from isobutanol. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, alone or in conjunction with the simultaneous production of isobutanol and related products, if we were to project positive cash flows from such a production configuration versus maintaining the facility at idle, including any costs related to the transition, but there is no guarantee that this will be the case. During 2013, we did not transition back to ethanol production because we were engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol produced at the Agri-Energy Facility. Accordingly, the historical operating results of our subsidiary, Agri-Energy, and the operating results reported during the Retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or Gevo once full-scale commercial production of isobutanol commences at the Agri-Energy Facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three months ended March 31, 2014 and 2013, we generated revenue primarily from: (i) hydrocarbon sales consisting primarily of the sale of biojet fuel derived from our isobutanol for purposes of certification and testing; (ii) revenue from government grants and research and development programs; and (iii) sales of excess corn inventory.

Cost of Goods Sold and Gross Loss

Our cost of goods sold during the three months ended March 31, 2014 and 2013 primarily includes costs incurred in conjunction with the initial operations for the production of isobutanol at the Agri-Energy Facility. Costs associated with the initial operations for the production of isobutanol include costs for direct materials, direct labor, plant utilities, including natural gas, and plant depreciation. Direct materials consist of dextrose for our initial production runs of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. We periodically enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold may also include gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, corporate insurance costs, occupancy-

related costs, depreciation and amortization expenses on property, plant and equipment not used in our product development programs or recorded in cost of goods sold, travel and relocation and hiring expenses.

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

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to: (i) accounting for convertible debt and embedded derivatives; (ii) derivative warrant liability; (iii) impairment of property, plant and equipment; (iv) stock-based compensation; and (v) revenue recognition. Our critical accounting estimates and policies have not changed from those reported under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013 (in thousands)

	Three Months Ended March 31,
	2014	2013	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$-	$-	$-
Hydrocarbon revenue	630	739	(109)
Grant and other revenue	273	385	(112)
Corn sales	-	2,419	(2,419)
Total revenues	903	3,543	(2,640)

Cost of corn sales	-	2,455	(2,455)
Cost of goods sold	4,680	2,048	2,632

Gross loss	(3,777)	(960)	(2,817)

Operating expenses
Research and development	4,105	4,976	(871)
Selling, general, administrative and other	5,040	6,950	(1,910)
Total operating expenses	9,145	11,926	(2,781)

Loss from operations	(12,922)	(12,886)	(36)

Other (expense) income
Interest expense	(1,601)	(3,276)	1,675
Loss on conversion of debt	-	(926)	926
Gain (loss) from change in fair value of embedded derivatives	1,264	(1,330)	2,594
Gain (loss) from change in fair value of derivative warrant liability	1,278	-	1,278
Other income	9	48	(39)
Total other income (expense)	950	(5,484)	6,434

Net loss	$(11,972)	$(18,370)	$6,398

Revenues.  During the three months ended March 31, 2014, we did not make any shipments or report any sales of isobutanol or ethanol as our focus during this period was on shipments of isobutanol for use at the demonstration plant located at South Hampton’s facility near Houston, Texas to produce biojet fuel, optimizing specific parts of our technology to further enhance isobutanol production rates.

Hydrocarbon revenue decreased during the three months ended March 31, 2014 primarily associated with a decline in research and development revenue as we are still negotiating the financial terms associated with the extension of our contract with The Coca-Cola Company.  Included in grant and other revenue is revenue associated with research and development and government grant agreements. Corn sales during 2013 relate to the sale of excess corn inventory on hand.

Cost of goods sold. Our cost of goods during the three months ended March 31, 2014 primarily includes $4.1 million in startup costs and fixed costs of our Agri-Energy Facility and $0.5 million in depreciation expense.  Our cost of goods sold during the three months ended March 31, 2013 primarily resulted from $1.5 million of startup costs and fixed costs of our Agri-Energy Facility and $0.5 million in depreciation expense.  We also incurred $2.5 million of cost of corn sold related to the sale of excess corn inventory on hand.

Research and development. Research and development expenses decreased during the three months ended March 31, 2014 primarily due to a $0.4 million decrease in costs at the demonstration plant located at South Hampton’s facility.  During the three months ended March 31, 2013, we began to incur the costs necessary to establish a bio-PX demonstration plant under our agreement with Toray Industries, Inc. (“Toray Industries”) which was completed primarily during the 2013 third quarter.  Additionally, we experienced a decrease of $0.4 million during the three months ended March 31, 2014 associated with laboratory consultants and supplies.

Selling, general and administrative. The decrease in selling, general and administrative expenses during the three months ended March 31, 2014 primarily resulted from decreases related to the following items: (i) $1.1 million in salary and compensation-related expenses; and (ii) $0.7 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP p.l.c. (“BP”) and E. I. du Pont de Nemours and Company (“DuPont”), and Butalco GmbH, a development stage company based in Switzerland.

Interest expense. Interest expense decreased during the three months ended March 31, 2014 primarily resulting from a decrease of $0.6 million associated with the decline in the outstanding principal balance of our 7.5% convertible senior notes due 2022 (the “Convertible Notes”) and our debt with TriplePoint Capital LLC (“TriplePoint”).  Additionally, we had a decrease of $1.1 million in non-cash interest expense.

Change in fair value of embedded derivatives. During the three months ended March 31, 2014, we reported a $1.3 million gain associated with the decrease in the fair value of derivatives embedded in the Convertible Notes primarily resulting primarily from a decline in the price of our common stock between December 31, 2013 and March 31, 2014.  During the three months ended March 31, 2013, we reported an expense of $1.3 million associated with the increase in the fair value of derivatives embedded in our Convertible Notes. The increase in the fair value of the embedded derivatives primarily resulted from an increase in the price of our common stock between December 31, 2012 and March 31, 2013.

Gain from change in fair value of derivative warrant liability.  In December 2013, we issued Warrants (as defined below) to purchase our common stock which are recorded at fair value each reporting period.  During the three months ended March 31, 2014, the estimated fair value of the derivative warrant liability decreased primarily associated with the decline in the price of the Company’s stock between December 31, 2013 and March 31, 2014 and, as a result, the Company reported a $1.3 million unrealized gain during the first quarter of 2014.

Loss on conversion of debt. During the three months ended March 31, 2013, holders of $9.2 million principal amount of Convertible Notes opted to convert their holdings into shares of our common stock. Upon conversion, the Convertible Note holders received 1,617,910 shares of our common stock in payment of converted principal of $9.2 million and, pursuant to the terms of the indenture governing the Convertible Notes (the “Indenture”), the Convertible Note holders also received 1,540,451 shares of our common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $2.7 million. We recorded a loss on conversion of debt of $0.9 million as a result of the conversion of the Convertible Notes and settlement of the Coupon Make-Whole Payments.

Liquidity and Capital Resources

For the three months ended March 31, 2014, we incurred a consolidated net loss of $12.0 million and had an accumulated deficit of $274.1 million. From Inception to March 31, 2014, we have incurred significant net losses and have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at March 31, 2014 totaled $8.4  million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates.   Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, management may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure our debt and it will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.  Based on our operating plan, existing working capital at March 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern.

On May 9, 2014, we closed a private debt financing (the “Debt Financing”) with Whitebox Advisors, LLC (“Whitebox”) consisting of a senior secured term loan (“Term Loan”), the outstanding  principal amount of which may be exchanged, at the option of Whitebox and subject to certain conditions, into our senior secured convertible notes (“Convertible Debt”).  The aggregate proceeds from this financing were approximately $25.9 million.  Pursuant to the terms of the Debt Financing agreements, we have an option, subject to certain conditions, to require Whitebox to provide us with an additional $5.2 million of capital in the form of an additional Term Loan, Convertible Debt or a combination thereof.  In addition, Whitebox has the option, subject to certain conditions, to purchase up to an additional $32.0 million aggregate principal amount of Convertible Debt.

In conjunction with the closing of the Debt Financing, we used a portion of the proceeds of such financing to repay $9.3 million in outstanding principal under our additional term loan facilities with TriplePoint, with the remaining outstanding principal balance of $1.0 million being junior secured debt payable over 36 months beginning in June 2014.

In December 2013, we issued and sold 21,303,750 common stock units at an offering price of $1.35 per common stock unit in a firm commitment underwritten public offering.  Each common stock unit consisted of one share of the Company’s common stock and a warrant (each a “Warrant”) to purchase one share of the Company’s common stock at an exercise price of $1.85.  The offering resulted in net proceeds of $26.8 million after deducting $2.0 million in underwriting discounts and commissions and other offering costs.  We used $5.1 million of the proceeds from this offering in December 2013 to repay outstanding principal to TriplePoint under the Original Agri-Energy Loan Agreement.

In July 2012, we issued: (i) 12.5 million shares of common stock at an offering price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of Convertible Notes, in each case in a firm commitment underwritten public offering (the “2012 Equity Offering” and the “Note Offering,” respectively, and together, the “2012 Offerings”). We received proceeds from the 2012 Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement. As of March 31, 2014, $18.1 million in principal amount of Convertible Notes have been converted and, as such, we had an aggregate of $26.9 million in principal amount of Convertible Notes outstanding as of that date.

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

Due to the nature and stage of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The next United States District Court for the District of Delaware (“Delaware District Court”) trial for the Butamax litigation is currently scheduled for July 2014 and additional trials are currently scheduled for August 2014 and 2015. We expect to continue to incur significant costs through the foregoing trial dates. For a summary of our ongoing litigation with Butamax, see the disclosure under the heading “Legal Matters” in Part II, Item 1 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part II, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(12,986)	$(9,006)
Net cash used in investing activities	(2,869)	(1,997)
Net cash used in financing activities	(348)	(1,639)

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements, costs for licensing of technology, legal-related costs and expenses for startup operations for the production of isobutanol at the Agri-Energy Facility and for the operation of our demonstration production facility.

During the three months ended March 31, 2014, we used $13.0 million in cash from operating activities primarily resulting from a net loss of $12.0 million and $1.0 million associated with working capital, primarily a decrease in accounts payable and increase in accounts receivable.  During the three months ended March 31, 2013, we used $9.0 million in cash from operating activities primarily resulting from a net loss of $12.0 million, excluding the impact of $6.3 million in non-cash expenses. This was partially offset by a decrease in inventory resulting from the sale of excess corn inventory which generated $2.2 million of cash during the three months ended March 31, 2013.

Investing Activities

During the three months ended March 31, 2014, we used $2.9 million in cash from investing activities primarily associated capital expenditures at our Agri-Energy Facility, $2.5 million of which was acquired during 2013.  During the three months ended March 31, 2013, we used $2.0 million in cash from investing activities primarily associated with capital expenditures for the addition of functionality as part of our efforts to optimize specific parts of our technology at our Agri-Energy Facility.

Financing Activities

During the three months ended March 31, 2014, we used $0.3 million associated with financing activities, $0.2 million for principal payments on our secured debt with TriplePoint and $0.1 million associated with payment of offering costs associated with our December 2013 issuance of common stock units. During the three months ended March 31, 2013, we used $1.6 million to make principal payments on our secured debt with TriplePoint.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility which we Retrofit for the production of isobutanol. As of March 31, 2014, we have incurred capital costs of approximately $65.7 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants.  Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility which we believe will allow us to increase the production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility which we believe will enable the simultaneous production of isobutanol and ethanol. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of the strong ethanol margins currently available in the marketplace.

Redfield Energy, LLC

In June 2011, we entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), under which we have agreed to work with Redfield to Retrofit Redfield’s approximately 50 million gallon per year (“MGPY”) ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”) for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G Units to our wholly-owned subsidiary, Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate consolidating Redfield’s operations because we anticipate we will control the activities that are most significant to the entity.

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

As of March 31, 2014, we have incurred $0.4 million in project engineering and permitting process costs for the future Retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the Retrofit of the Redfield Facility.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. At December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 250,000 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of March 31, 2014 and no amount has been recorded as a liability for this milestone. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

In July 2011, we entered into an international off-take and distribution agreement with Sasol to market and distribute renewable isobutanol globally. The agreement has a term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. Beginning upon our first commercial sale of high-purity isobutanol under the agreement, if Sasol desires to maintain its exclusive distribution rights, Sasol is obligated to either purchase certain minimum quantities of high-purity isobutanol or pay us applicable shortfall fees and we are obligated to either supply Sasol with certain minimum quantities of high-purity isobutanol or pay Sasol applicable shortfall fees. No amounts have been recorded under this agreement as of March 31, 2014.

Toray Industries, Inc.

In June 2011, we announced that we had successfully produced fully renewable and recyclable PET in cooperation with Toray Industries. Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make PX from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers.  In June 2012, we entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we used for the design and construction of a demonstration plant. We have produced the requisite volumes of bio-PX at the demonstration plant associated with our contract with Toray Industries. Toray Industries is obligated to purchase initial volumes of bio-PX. In the event we do not deliver the minimum quantity of bio-PX to Toray Industries by May 31, 2014, we will be required to refund the $1.0 million by June 30, 2014. We previously recorded the $1.0 million as a liability in our consolidated balance sheets and such amount will be recognized to revenue during the second quarter of 2014.

Convertible Notes

In July 2012, we sold $45.0 million in aggregate principal amount of Convertible Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of cash discounts and issue costs, respectively. The Convertible Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The Convertible Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted.

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

If a holder elects to convert its Convertible Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the Convertible Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. As of March 31, 2014, certain holders of our Convertible Notes have elected to convert notes totaling $18.1 million, reducing the principal balance of the Convertible Notes to $26.9 million. Upon conversion, such Convertible Note holders received 3,179,608 shares of our common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

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

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated through the Amended Agri-Energy Loan Agreement to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol.  The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default.  In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which matures on October 2015. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which matures December 2015, bringing the total borrowed under the additional term loan facilities to $15.0 million.  The aggregate amount outstanding under the additional term loan facilities bears interest at a rate equal to 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.  At March 31, 2014, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement.  As of March 31, 2014, Agri-Energy had granted TriplePoint a security interest in and lien upon all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement.  Gevo, Inc. also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into the Gevo Security Agreement, which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement. In May 2014, we repaid $9.3 million in outstanding principal under the additional term loan facilities and agreed to repay the remaining $1.0 million in outstanding principal under the additional term loan facilities in 36 equal monthly payments commencing in June 2014.

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
•

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of March 31, 2014 are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

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

As of March 31, 2014, we have made $24.0 million in principal payments due under the foregoing loan agreements with TriplePoint, including $5.4 million which was repaid upon the closing of the Convertible Notes in July 2012 and $5.1 million which was repaid upon the closing of the offering of common stock units in December 2013.

May 2014 Amendments.  In May 2014, in conjunction with the Debt Financing described below, we entered into additional amendments to certain of our existing agreements with TriplePoint which included, among other things: (i) the repayment of $9.3 million in outstanding principal under the additional term loan facilities; (ii) an agreement to repay the remaining outstanding principal of $1.0 million over a period of 36 months beginning in June 2014; and (iii) TriplePoint’s agreement to hold a junior secured position to the senior secured debt issued in May 2014.

Whitebox.  On May 9, 2014, we closed a Debt Financing with Whitebox consisting of a Term Loan, the outstanding principal amount of which may be exchanged, at the option of Whitebox and subject to certain conditions, into Convertible Debt.  The aggregate proceeds from this financing were approximately $25.9 million.  Pursuant to the terms of the Debt Financing agreements, we have an option, subject to certain conditions, to require Whitebox to provide us with an additional $5.2 million of capital in the form of an additional Term Loan, Convertible Debt or a combination thereof.  In addition, Whitebox has the option, subject to certain conditions, to purchase up to an additional $32.0 million aggregate principal amount of Convertible Debt.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at March 31, 2014 (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total

Principal debt payments (1)	$1,858	$9,043	$-	$26,900	$37,801
Interest payments on debt (2)	3,185	4,552	4,035	7,061	18,833
Operating leases (3)	1,571	2,780	2,123	273	6,747
Software license agreement (4)	153	319	167	-	639
Base fee due to South Hampton Resources, Inc. (5)	250	-	-	-	250

Total	$7,017	$16,694	$6,325	$34,234	$64,270
(1)

Principal debt payments include amounts due to TriplePoint under the Amended Agri-Energy Loan Agreement, as amended, and $26.9 million of principal associated with our Convertible Notes. In May 2014, we repaid $9.3 million in outstanding principal under the additional term loan facilities with TriplePoint, with the remaining outstanding principal balance of $1.0 million being junior secured debt payable over 36 months beginning in June 2014.

(2)

Represents interest payments due to TriplePoint under the Amended Agri-Energy Loan Agreement, as amended, and to holders of the Convertible Notes. Amounts include future interest payments of $1.7 million to TriplePoint, which have since been reduced to $0.1million as a result of the May 2014 amendments to the TriplePoint agreements.

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

The table above reflects only payment obligations that are fixed and determinable as of March 31, 2014. The above amounts exclude principal and interest due associated with the Debt Financing with Whitebox completed in May 2014 and potential payments to be made under our license and other agreements that are based on the achievement of future milestones or royalties on product sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2014, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rates and commodity prices as of December 31, 2013, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2014.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 8, 2012, Butamax filed a lawsuit in the Delaware District Court for declaratory judgment against us, as Case No. 1:12-cv-01301-SLR, seeking a judicial determination that Butamax is not infringing Gevo’s U.S. Patent No. 8,283,505, entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” On January 28, 2014 the Delaware District Court issued an order dismissing Case No. 1:12-cv-01301-SLR.

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

On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction.  The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of Gevo’s motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of Gevo’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The remanded trial for the ’188 and ’889 patents in the Delaware District Court is scheduled to be held on July 21, 2014.  On April 22, 2014, we filed a Petition for Writ of Certiorari with the Supreme Court of the United States to appeal the Federal Circuit Court’s decision. On April 25, 2014, we filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of our Petition for Writ of Certiorari with the Supreme Court of the United States and any follow-on proceedings.

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

We have incurred net losses since Inception, including losses of $12.0 million, $66.8 million, $60.7 million and $48.2 million during the three months ended March 31, 2014 and the years ended December 31, 2013, 2012 and 2011, respectively. As of March 31, 2014, we had an accumulated deficit of $274.1 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues from the sale of isobutanol and related products have been limited. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial startup operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. Similarly, we may derive revenue from the sale of ethanol and related products during periods in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production and sale of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production. Additionally, we have generated limited revenue from the sale of products such as ATJ fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol at the Agri-Energy Facility. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements or our ATJ supply contracts are cancelled or we are unable to produce suitable ATJ material, our revenues could be adversely affected.

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

In particular, over time, the costs of our litigation with Butamax have been and may continue to be significant. Furthermore, over time, costs related to defending the validity of our issued patents and challenging the validity of the patents of others at the USPTO have also been and may continue to be significant. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during the foreseeable future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional financing to achieve our goals, and a failure to obtain capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

Since Inception, significant portions of our resources have been dedicated to research and development, as well as demonstrating the effectiveness of our technology, including through the Retrofit of the Agri-Energy Facility. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our technologies, developing future markets for our isobutanol and accessing and Retrofitting facilities necessary for the production of isobutanol on a commercial scale. These expenditures will include costs associated with research and development, accessing existing ethanol plants, Retrofitting or otherwise modifying the plants (including the Redfield Facility) to produce isobutanol, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the isobutanol we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, our ability to raise additional funds may be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

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

In September 2010, we acquired ownership of the Agri-Energy Facility in Luverne, Minnesota. To date, we have successfully demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock at the Agri-Energy Facility. Cost overruns or other unexpected difficulties related to transitioning to sugars obtained from corn mash, increasing production levels at this facility to nameplate capacity and achieving our target customers’ product specifications could cause the final Retrofit to take longer or cost more than we anticipate which could increase our need for funding.   We may also incur additional costs in order to ensure that the Agri-Energy Facility can produce both isobutanol and ethanol simultaneously. Such funds may not be available when we need them, on terms that are acceptable to us or at all. In addition, our ability to raise additional funds may be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Agri-Energy Facility and achieve full-scale commercial production at this facility may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

We have entered into a joint venture with Redfield Energy, LLC to Retrofit the Redfield Facility, and our production of isobutanol at the Redfield Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In June 2011, we acquired access to the Redfield Facility, a 50 MGPY ethanol production facility located near Redfield, South Dakota, pursuant to our joint venture with Redfield. We intend to Retrofit this facility to produce isobutanol, and will need access to additional capital in order to commence the Retrofit. Although we will be able to apply our experience from the Retrofit of the Agri-Energy Facility, no two ethanol facilities are exactly alike, and each Retrofit will require individualized engineering and design work. Cost overruns or other unexpected difficulties unique to the Redfield Facility could cause the Retrofit to cost more than we anticipate which could further increase our need for funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our full-scale commercial production of isobutanol at this facility. In addition, our ability to raise additional funds may be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to complete the Retrofit of the Redfield Facility, which is not yet underway, or acquire access to or Retrofit additional ethanol plants may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, such as if Butamax is successful in its lawsuits alleging that we are infringing its patents for the production of isobutanol using certain microbial host cells.

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending ourselves against lawsuits filed by Butamax alleging that we have infringed eight patents, including five patents covering certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells, a patent covering a modified Pseudomonas KARI enzyme, a patent covering a modified E. coli KARI enzyme, and a patent covering the use of L. lactis and S. mutans dihydroxy acid dehydratase enzymes in yeast. The litigation with Butamax is dynamic. We have filed complaints alleging infringement of certain of our patents by Butamax and we anticipate that additional patents involving the isobutanol production process that are issued to Butamax, its members or us will be involved in litigation. The next Delaware District Court trial for the Butamax litigation is scheduled for July 2014 and additional trials are currently scheduled for August 2014 and

2015. Also, on April 19, 2013 Butamax filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to appeal the Delaware District Court’s Memorandum and Order of March 19, 2013, and the Delaware District Court’s Amended Final Judgment of April 10, 2013, relating to Case No. 1:11-cv-00054-SLR. In that case, Butamax alleged that we were infringing one or more claims of U.S. Patent Nos. 7,851,188 and 7,993,889. Following the court’s construction of a key term in the patents and its ruling of no infringement under the doctrine of equivalents, Butamax stipulated to no literal infringement under the court’s construction and the court entered judgment. The hearing for Butamax’s appeal to the U.S. Court of Appeals for the Federal Circuit was held on November 7, 2013. On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent (each as defined below) by the Delaware District Court and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction.  The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of Gevo’s motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of Gevo’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The Delaware District Court has scheduled a mediation session between Gevo and Butamax on June 5, 2014.

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

As of March 31, 2014, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to nameplate production levels. The production of isobutanol requires multiple integrated steps, including:

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

Even if we successfully identify a facility suitable for efficient Retrofitting, we may not be able to acquire access to such facility in a timely manner, if at all. The owners of the ethanol facility may reach an agreement with another party, refuse to consider a joint venture, acquisition, lease or license, or demand more or different consideration than we are willing to provide. In particular, if the profitability of ethanol production increases, plant owners may be less likely to consider modifying their production, and thus may be less willing to negotiate with us or agree to allow us to Retrofit their facilities for isobutanol production. We may also find that it is necessary to offer special terms, incentives and/or rebates to owners of ethanol facilities that allow us to access and Retrofit their facilities while our production technology is being proven on a commercial scale. Even if the owners of a facility are interested in reaching an agreement that grants us access to the plant, negotiations may take longer or cost more than we expect, and we may never achieve a final agreement. Further, our ability to raise additional funds may be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, and we may not be able to raise capital on acceptable terms, or at all, to finance our joint venture, acquisition, participation or lease of facilities.

Even if we are able to access and Retrofit several facilities, we may fail to access enough capacity to be commercially viable or meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to pay certain shortfall fees if we are not able to supply Sasol with certain minimum quantities of product. We may also be required to repay funds received from Toray Industries if we are not able to deliver a minimum quantity of bio-PX by May 31, 2014. Failure to acquire access to sufficient capacity in a timely manner and on favorable terms may slow or stop our commercialization process, which could have a material adverse effect on our business, financial condition and results of operations.

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

Even if we secure access to sufficient volumes of feedstock, the facilities we Retrofit for isobutanol production may fail to perform as expected. The equipment and subsystems installed during the Retrofit may never operate as planned. Our systems may prove incompatible with the original facility, or require additional modification after installation. Our biocatalyst may perform less efficiently than it did in testing, if at all. Contamination of plant equipment may require us to replace our biocatalyst more often than expected, require unplanned installation or replacement of equipment, or cause our fermentation process to yield undesired or harmful by-products. Likewise, our feedstock may contain contaminants like wild yeast, which naturally ferments feedstock into ethanol. The presence of contaminants, such as wild yeast, in our feedstock could reduce the purity of the isobutanol that we produce and require us to invest in more costly isobutanol separation processes or equipment. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may prove prohibitive. Any or all of these risks could prevent us from achieving the production throughput and yields necessary to achieve our target annualized production run rates and/or to meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. For example, under the terms of our international off-take and distribution agreement with Sasol, we are required to pay certain shortfall fees if we are not able to supply Sasol with certain minimum quantities of product. We may also be required to repay funds received from Toray Industries if we are not able to deliver a minimum quantity of bio-PX by May 31, 2014. Failure to achieve these rates or meet these minimum requirements, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.

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

We may, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale or issuance of equity, warrants or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. If we raise capital through debt financing, it may involve agreements that include covenants further limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our development and commercialization efforts.

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

The market for biofuels is heavily influenced by foreign, federal, state and local government regulations and policies. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that required nearly 14 billion gallons of liquid transportation fuels sold in 2011 to come from alternative sources, including biofuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels as defined by the U.S. Congress. The EPA has set the renewable fuels volume requirement for 2013 at 16.55 billion gallons. In the U.S., and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause the demand for biofuels to decline and deter investment in the research and development of biofuels. For example, the Energy and Commerce Committee of the U.S. House of Representatives has undertaken an assessment of the Renewable Fuel Standard (“RFS”) program and has published five white papers on the subject during the current congressional period. The EPA has also said that it plans to assess the E10 blendwall and current infrastructure and market-based limitations to the consumption of ethanol in gasoline-ethanol blends above E10. In particular, the EPA is proposing to cut the volume requirements for advanced biofuels by more than 40% when compared to the requirements currently written into the statue. This proposal has created significant concern throughout the biofuels industry, many of which were voiced by the biofuels industry during the public comment period. This type of legislative activity can create concern in the marketplace about the long-term sustainability of governmental policies. The absence of tax credits, subsidies and other incentives in the U.S. and foreign markets for biofuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products, which would adversely affect our business. The resulting market uncertainty regarding current and future standards and policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers.

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

If appropriate opportunities become available, we expect to acquire businesses, assets, technologies or products to enhance our business in the future. In connection with any future acquisitions, we could, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint:

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of March 31, 2014, we exclusively licensed rights to 94 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 398 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only 30 of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

The terms of the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint and the Indenture governing the Convertible Notes, may restrict our ability to engage in certain transactions and settlement of the Convertible Notes through early conversion could result in further dilution to our existing stockholders.

The terms of the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, may prohibit us from engaging in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness or acquiring or merging with other entities unless we receive the prior approval of the applicable lender. If the lender does not consent to any of the actions that we desire to take, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to pay the outstanding balance of the applicable loan in full.

If holders of the Convertible Notes elect to convert some or all of their Convertible Notes prior to July 1, 2017, our satisfaction of the Coupon Make-Whole Payments due to such note holders may cause dilution to our existing stockholders because certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, may require us to make such payments in shares of common stock rather than cash. As of March 31, 2014, we have issued 2,957,775 shares of our common stock in satisfaction of Coupon Make-Whole Payments due in connection with the conversion of the Convertible Notes.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of March 31, 2014. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning our Securities

We may incur additional indebtedness in the future. Any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of March 31, 2014, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan Agreement was approximately $10.8 million. In addition, we incurred $45.0 million of senior indebtedness when we sold the Convertible Notes in July 2012, of which $26.9 million is outstanding as of March 31, 2014. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the Indenture. Under the terms of the Indenture, we will not be restricted from incurring additional debt, securing future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Such actions may, however, be limited by the terms of the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning Our Securities” section could intensify.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value.

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $26.36 and a low of $0.83.

We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

—	actual or anticipated fluctuations in our financial condition and operating results;
—	the position of our cash and cash equivalents;
—	actual or anticipated changes in our growth rate relative to our competitors;
—	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
—	announcements of technological innovations by us, our partners or our competitors;
—	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
—	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;
—	our ability to consistently produce commercial quantities of isobutanol at the Agri-Energy Facility and ramp up production to nameplate capacity;
—	additions or losses of customers;
—	additions or departures of key management or scientific personnel;
—	competition from existing products or new products that may emerge;
—	issuance of new or updated research reports by securities or industry analysts;
—	fluctuations in the valuation of companies perceived by investors to be comparable to us;
—	litigation involving us, our general industry or both;
—	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
—	changes in existing laws, regulations and policies applicable to our business and products, including the RFS program, and the adoption of or failure to adopt carbon emissions regulation;
—	announcements or expectations of additional financing efforts;
—	sales of our common stock or equity-linked securities, such as warrants, by us or our stockholders;
—	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
—	general market conditions in our industry; and
—	general economic and market conditions, including the recent financial crisis.

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

Stockholders as of March 31, 2014 who own more than 5% of our outstanding common stock, which consists of two stockholders, collectively have ownership of approximately 20% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the exercise of outstanding warrants) have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

We may not have the ability to pay interest on the Convertible Notes or to repurchase or redeem the Convertible Notes.

The Convertible Notes, which had a principal balance of $26.9 million at March 31, 2014, bear interest at a rate of 7.5% per year, payable in cash semi-annually in arrears on January 1 and July 1 of each year. If a Fundamental Change (as defined in the Indenture) occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. It would be a Fundamental Change under the Indenture if, among other things, our common stock is not listed on a national securities exchange. The failure by us to meet the minimum listing requirements for the exchange could result in our common stock being delisted from the exchange and trigger a Fundamental Change. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% plus accrued and unpaid interest, to, but not including, the repurchase date. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay any cash amounts that may become due upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, unless we are able to obtain the applicable lender’s consent prior to the taking of such action.

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

If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of our indebtedness, obtain additional funds through public or private debt or equity financings, reduce expenditures or sell assets that we deem necessary to our business. Our ability to take some or all of these actions will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, and we cannot assure you that any of these measures would be possible or that any additional financing could be obtained on favorable terms, or at all. The inability to obtain additional financing on commercially reasonable terms could have a material adverse effect on our financial condition, which could cause the value of your investment to decline. Additionally, if we were to conduct a public or private offering of securities, any new offering would be likely to dilute our stockholders’ equity ownership.

We may not be permitted, by the agreements governing our secured indebtedness, to repurchase the Convertible Notes.

If a Fundamental Change occurs, the holders of the Convertible Notes may require us to repurchase all or a portion of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date. However, the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, may prohibit us from paying, repurchasing or redeeming the Convertible Notes or any amounts payable in connection with a Fundamental Change. In the event that a Fundamental Change occurs at a time when we are prohibited from repurchasing the Convertible Notes, we would need to seek the consent of one or more of our lenders to repurchase the Convertible Notes from the holders or we would otherwise be risking an event of default under the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If we were unable to obtain such consent, compliance with the terms of the Convertible Notes may trigger an event of default under such agreements.

Although the Convertible Notes are referred to as “senior notes,” the Convertible Notes are unsecured and are effectively subordinated to our secured indebtedness and effectively subordinated to all liabilities of our subsidiaries from time to time outstanding.

The Convertible Notes are obligations only of Gevo, Inc. and are not guaranteed by our subsidiaries or secured by any of our or their properties or assets. The Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and effectively subordinated to all existing and future liabilities of our subsidiaries, including trade payables. Our subsidiaries are separate legal entities and have no obligation to pay any amounts due pursuant to the Convertible Notes. Our subsidiaries conduct a significant amount of our business, and may incur significant liabilities in connection with such business. As of March 31, 2014, our subsidiaries had indebtedness and other obligations in the amount of approximately $12.2 million. These amounts of indebtedness structurally rank senior to the Convertible Notes.

In any liquidation, dissolution, bankruptcy or other similar proceeding, holders of our secured debt may assert rights against any assets securing such debt in order to receive full payment of the debt before those assets may be used to pay the holders of the Convertible Notes. In such an event, we may not have sufficient assets remaining to pay amounts due on any or all of the Convertible Notes. At March 31, 2014, on a consolidated basis, we had approximately $10.8 million in aggregate principal amount of secured indebtedness outstanding. In addition, the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, may prohibit us from making payments on the Convertible Notes that are not regularly scheduled payments.

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

We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock and, in turn, the price of the Warrants. In addition, the conversion of some or all of the Convertible Notes and/or exercise of our Warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock and Warrants. Additionally, under the terms of the Warrants, in the event that a Warrant is exercised at a time when we do not have an effective registration statement covering the underlying shares of common stock on file with the SEC, such Warrant must be net exercised, which will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such Warrant.

As of March 31, 2014, there were 9,933,828 shares of common stock issuable upon conversion of the outstanding Convertible Notes at the conversion rate in effect on March 31, 2014 (which amount includes 5,208,314 shares of common stock issuable in full satisfaction of the Coupon Make-Whole Payments due in connection therewith). If our stock price decreases, the number of shares we would be required to deliver in connection with the Coupon Make-Whole payments would increase. As of March 31, 2014, approximately $18.1 million in principal amount of the Convertible Notes has been converted in exchange for 3,179,608 shares of our common stock. The anticipated conversion of the remaining approximately $26.9 million in principal amount of Convertible Notes into shares of our common stock could depress the trading price of our common stock and Warrants.

Holders of the Convertible Notes that elect to convert some or all of their Convertible Notes prior to July 1, 2017 will be entitled to receive a Coupon Make-Whole Payment for the Convertible Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the Coupon Make-Whole Payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Given that the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, may prohibit us from paying, repurchasing or redeeming the Convertible Notes or making cash payments in respect of the Coupon Make-Whole Payment upon a conversion, we may be unable to make such payment in cash. As of March 31, 2014, we have issued 2,957,775 shares of our common stock in satisfaction of Coupon Make-Whole Payments due in connection with the conversion of the Convertible Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

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

As of March 31, 2014, there were 3,741,150 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of the Warrants.

As of March 31, 2014, we have 6,951,392 shares of common stock reserved for issuance under our stock incentive plans and our employee stock purchase plan. These shares can be freely sold in the public market upon issuance and once vested.

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

Our affiliates who held our common stock as of March 31, 2014 together control approximately 23% of our outstanding common stock, with a single stockholder, Khosla Ventures I, L.P. and its affiliates, controlling approximately 14% of our outstanding common stock. If our affiliates or a group of our affiliates act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, our affiliates, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders and holders of Warrants. This concentration of ownership could depress our stock price, which would in turn depress the trading price of the common stock and Warrants.

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

Under the terms of the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement. Agri-Energy is also permitted to make dividends and distributions to Gevo, Inc. for certain defined purposes related to the Convertible Notes. Accordingly, even if we decide to pay cash dividends in the future, we may not be able to access cash generated by Agri-Energy if amounts are then outstanding pursuant to such agreements. We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

We may not be able to comply with all applicable listing requirements or standards of the NASDAQ Global Market and NASDAQ could delist our common stock.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to comply with applicable listing standards. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange. Furthermore, it would be a Fundamental Change under the Indenture if our common stock is not listed on a national securities exchange. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% plus accrued and unpaid interest, to, but not including, the repurchase date. Such offers may be prohibited by the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint.

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

Until a holder of our Warrants acquires shares of our common stock upon exercise of their Warrants, they will have no rights with respect to the shares of our common stock underlying such Warrants. If a holder of our Warrants is not prohibited from exercising and does so exercise our Warrants, the holder thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

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

We may not be permitted by the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, to repurchase the Warrants, and we may not have the ability to do so.

Under certain circumstances, if an extraordinary transaction (as defined in the Warrants) occurs, holders of the Warrants may require us to repurchase, for cash, the remaining unexercised portion of such Warrants for an amount of cash equal to the value of the Warrant as determined in accordance with the Black Scholes option pricing model and the terms of the Warrants. Our ability to repurchase the Warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase the Warrants. In addition, any such repurchase of the Warrants may result in a default under the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, unless we are able to obtain the applicable lender’s consent prior to the taking of such action. If we were unable to obtain such consent, compliance with the terms of the Warrants could trigger an event of default under such agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Previously Filed
Exhibit						Filed
Number	Description	Form	File No.	Filing Date	Exhibit	Herewith
2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1

2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	10-Jun-13	3.1

3.3	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3

4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4

4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.1

4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11

4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12

4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7

4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1

4.1	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2

4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3

4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9

		Previously Filed
Exhibit						Filed
Number	Description	Form	File No.	Filing Date	Exhibit	Herewith
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 12, 2013	4.1

4.14	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1

4.15	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2

10.1	Offer Letter, by and between Gevo, Inc. and Mike Willis, dated April 10, 2014.	10-K	001-35073	April 15, 2014	10.38

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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
Mike Willis Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2014