Form 10-Q
period 2014-06-30
Gevo, Inc.
filed 2014-08-14
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, 69,488,094 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited)	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, and for the period from June 9, 2005 (date of inception) to June 30, 2014 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and for the period from June 9, 2005 (date of inception) to June 30, 2014 (unaudited)	7
	Notes to Unaudited Consolidated Financial Statements	19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	80
	Signatures	82

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5,908	$24,625
Accounts receivable	3,085	1,358
Inventories	4,243	3,581
Prepaid expenses and other current assets	935	1,163
Total current assets	14,171	30,727

Property, plant and equipment, net	83,704	83,475
Debt issue costs, net	603	801
Restricted deposits	2,611	-
Deposits and other assets	883	1,352
Total assets	$101,972	$116,355

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$8,195	$13,030
Current portion of secured debt, net of $36 and $492 discount at June 30, 2014 and December 31, 2013, respectively	268	788
Derivative warrant liability	4,687	7,243
Total current liabilities	13,150	21,061
Long-term portion of secured debt, net of $32 and $450 discount at June 30, 2014 and December 31, 2013, respectively	31,871	9,339
2022 notes, net (see note 7)	12,956	14,501
Other long-term liabilities	359	479
Total liabilities	58,336	45,380

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; none issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value per share; 150,000,000 authorized; 69,104,005 and 68,492,894 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	691	685
Additional paid-in capital	334,226	332,443
Deficit accumulated during development stage	(291,281)	(262,153)
Total stockholders' equity	43,636	70,975
Total liabilities and stockholders' equity	$101,972	$116,355

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

					From June 9, 2005
					(Date of Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		To
	2014	2013	2014	2013	June 30, 2014
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,522	$-	$5,522	$-	$103,937
Hydrocarbon revenue	2,018	573	2,648	1,312	5,455
Grant and other revenue	181	377	454	762	9,675
Corn sales	-	909	-	3,328	4,354
Total revenues	7,721	1,859	8,624	5,402	123,421

Cost of corn sales	-	920	-	3,375	4,309
Cost of goods sold	8,269	2,696	12,949	4,744	132,997

Gross loss	(548)	(1,757)	(4,325)	(2,717)	(13,885)

Operating expenses
Research and development	3,586	5,828	7,691	10,804	104,520
Selling, general and administrative	4,898	6,279	9,938	13,229	149,792
Other operating expenses	-	-	-	-	1,347
Total operating expenses	8,484	12,107	17,629	24,033	255,659

Loss from operations	(9,032)	(13,864)	(21,954)	(26,750)	(269,544)

Other (expense) income
Interest expense	(2,609)	(2,312)	(4,210)	(5,588)	(28,428)
Interest expense - debt issuance costs	(3,185)	-	(3,185)	-	(3,185)
Loss on conversion of debt	-	(1,112)	-	(2,038)	(2,038)
Gain (loss) from change in fair value of embedded derivatives of the 2022 Notes	1,480	2,023	2,744	693	22,858
Gain (loss) from change in fair value of derivative warrant liability	1,321	-	2,599	-	(3,448)
Gain (loss) from change in fair value of 2017 Notes	(5,129)		(5,129)		(5,129)
Other income	(2)	43	7	91	920
Total other income (expense)	(8,124)	(1,358)	(7,174)	(6,842)	(18,450)

Net loss	(17,156)	(15,222)	(29,128)	(33,592)	(287,994)

Deemed dividend - amortization of beneficial conversion feature on Series D-1 preferred stock	-	-	-	-	(3,872)

Net loss attributable to Gevo, Inc. common stockholders	$(17,156)	$(15,222)	$(29,128)	$(33,592)	$(291,866)

Net loss per share attributable to Gevo, Inc. common stockholders - basic and diluted	$(0.25)	$(0.35)	$(0.43)	$(0.80)
Weighted-average number of common shares outstanding - basic and diluted	67,969,811	43,371,992	67,865,844	42,191,018

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Six Months Ended June 30,		To
	2014	2013	June 30, 2014

Operating Activities
Net loss	$(29,128)	$(33,592)	$(287,994)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in fair value of warrant liabilities	(2,599)	-	3,448
(Gain) loss from change in fair value of embedded derivative	(2,744)	(693)	(22,858)
(Gain) loss from change in fair value of convertible debt	5,129		5,129
Non-cash stock-based compensation	1,503	2,126	31,939
Depreciation and amortization	1,604	1,694	18,602
Non-cash interest expense	5,365	2,976	15,372
Loss on conversion of debt	-	2,038	2,038
Loss (gain) from change in fair value of derivatives	42	207	(563)
Other non-cash expenses	-	-	1,855
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(1,727)	200	(1,086)
Inventories	(661)	3,228	(1,602)
Prepaid expenses and other current assets	228	31	540
Deposits and other assets	(31)	-	(318)
Accounts payable, accrued expenses, and long-term liabilities	(2,201)	2,598	5,804
Net cash used in operating activities	(25,220)	(19,187)	(229,694)

Investing Activities
Acquisitions of property, plant and equipment	(3,837)	(2,758)	(82,330)
Proceeds from sales tax refund	-	-	2,006
Other	-	-	(575)
Acquisition of Agri-Energy, net of cash assumed	-	-	(24,936)
Restricted deposits	(2,611)	-	(2,650)
Net cash used in investing activities	(6,448)	(2,758)	(108,485)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
	Six Months Ended June 30,		To
	2014	2013	June 30, 2014
Financing Activities
Payments on secured debt	(9,622)	(4,141)	(42,847)
Debt and equity offering costs	(3,353)	-	(18,567)
Proceeds from issuance of common stock upon exercise of stock options and ESPP	19	9	1,398
Proceeds from issuance of common stock and common stock units	-	-	205,340
Proceeds from issuance of convertible preferred stock	-	-	86,025
Proceeds from issuance of Term Loan, net	25,907	-	68,207
Proceeds from issuance of secured debt	-	-	41,578
Proceeds from issuance of convertible promissory notes with warrants	-	-	3,000
Deposit on secured debt and other	-	(79)	(639)
Proceeds from the exercise of warrants	-	-	592
Net cash (used in) provided by financing activities	12,951	(4,211)	344,087

Net (decrease) increase in cash and cash equivalents	(18,717)	(26,156)	5,908

Cash and cash equivalents
Beginning of period	24,625	66,744	-
Ending of period	$5,908	$40,588	$5,908

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

			From June 9, 2005
			(Date of Inception)
Supplemental disclosures of cash and non-cash investing	Six Months Ended June 30,		To
and financing transactions	2014	2013	June 30, 2014
Cash paid for interest, net of interest capitalized	$2,013	$2,389	$15,934
Capitalization of interest, from term to 2017 Convertible Notes	$201	$-	$201
Non-cash purchase of property, plant and equipment	$400	$227	$400
Conversion of convertible debt to common stock	$-	$12,784	$12,784
Issuance of common stock for services	$-	$483	$483
Issuance of common stock warrants	$-	$-	$4,048
Modification of warrants	$-	$-	$179
Warrants issued with secured debt	$-	$-	$1,746
Warrants issued with convertible promissory notes	$-	$-	$505
Conversion of preferred stock warrants to common stock warrants upon initial public offering and reclassification of related liability to additional paid-in-capital	$-	$-	$2,063
Deemed dividend—amortization of beneficial conversion feature on Series D-1 preferred stock	$-	$-	$3,872
Promissory notes and accrued interest converted to Series C preferred stock	$-	$-	$3,043
Issuance of Series C preferred stock upon exercise of warrant (amount reclassified from liability to equity)	$-	$-	$1,458
Issuance of Series D-1 preferred stock to ICM, Inc. in exchange for a credit against future services	$-	$-	$1,000
Reclassified deferred offering costs to additional paid-in-capital upon initial public offering	$-	$-	$4,296

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005 (“Inception”). Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012. In September 2012, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, the Company modified the Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, the Company resumed the limited production of isobutanol, operating one fermenter and one Gevo Integrated Fermentation Technology® (“GIFT®”) separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, the Company expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify its results with a second configuration of equipment. In October 2013, the Company began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and further modify the Agri-Energy Facility which it believes will to enable the simultaneous production of isobutanol and ethanol. In May 2014, the Company commenced the co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of the positive ethanol margins currently available in the marketplace.

At June 30, 2014, the Company is considered to be in the development stage as its primary activities, since Inception, have been conducting research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility and raising capital. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to build out further isobutanol production capacity, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

The Company has primarily derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. The production of ethanol alone is not the Company’s intended business and its future strategy is expected to depend on its ability to produce and market isobutanol and products derived from isobutanol. Given that the production of ethanol alone is not the Company’s intended business, and the Company has not yet achieved consistent production and revenue from the sale of isobutanol, the historical operating results of Agri-Energy may not be indicative of future operating results for Agri-Energy or Gevo. As a result, the Company will continue to report as a development stage company until it begins to generate consistent production and revenue from the sale of isobutanol or other products that are or become the Company’s intended business.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Financial Condition. For the three and six months ended June 30, 2014, the Company incurred a consolidated net loss of $17.2 million and $29.1 million,, respectively, and had an accumulated deficit of $291.3 million. From Inception to June 30, 2014, the Company has incurred significant net losses and has funded its operations primarily through equity offerings, issuances of debt, borrowings under its secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. The Company’s cash and cash equivalents at June 30, 2014 totaled $5.9 million which is primarily being used for the following: (i) operating activities and completion of the side-by-side configuration of the Agri-Energy Facility; (ii) operating activities at its corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with its Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between British Petroleum (“BP”), E.I. du Pont de Nemours and Company (“DuPont”), and Dupont and BP Biofuels; and (vi) debt service obligations. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on the Company’s operating plan, existing working capital at June 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2014 and for all periods presented. The consolidated statements of operations for the three and six months ended June 30, 2013 and consolidated statements of cash flows for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).

Significant accounting policies. The Company has elected the fair value option for certain long-term debt instruments that qualify for such treatment. See note 7 for a detailed description of the accounting the 2017 convertible notes entered that are accounted for in this manner.

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014‑09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014‑09.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The amendments in ASU 2014-10 remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification®. ASU 2014-10 is effective for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2014‑10.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three and six months ended June 30, 2014 and 2013 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	Six Months Ended June 30,
	2014	2013
Warrants to purchase common stock	22,563,548	1,259,998
Convertible 2017 notes	22,537,983	-
Convertible 2022 notes	4,725,516	4,725,392
Outstanding options to purchase common stock	3,873,563	3,172,213
Unvested restricted common stock	915,518	941,236
Total	54,616,128	10,098,839

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	June 30,	December 31,
	2014	2013
Raw materials
Corn	$1,182	$1,456
Enzymes and other inputs	306	514
Finished goods	1,071	192
Work in process	266	224
Spare parts	1,418	1,195

Total inventories	$4,243	$3,581

Included in cost of goods sold is depreciation of $0.5 million and $0.6 million during the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $1.1 million during the six months ended June 30, 2014 and 2013, respectively. Depreciation expense included in cost of goods sold from Inception to June 30, 2014 was $7.9 million.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		June 30,	December 31,
		2014	2013
Construction in progress	-	$67,711	$66,033
Plant machinery and equipment	10 years	11,009	11,009
Site improvements	10 years	7,009	7,007
Lab equipment, furniture and fixtures and vehicles	5 years	6,369	6,303
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,437	1,437
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,143	2,105
Total property, plant and equipment		101,818	100,034
Less accumulated depreciation and amortization		(18,114)	(16,559)

Property, plant and equipment, net		$83,704	$83,475

Construction in progress includes $65.7 million at June 30, 2014 and December 31, 2013 related to the retrofit of the Agri-Energy Facility to isobutanol production.

Prior to the first quarter of 2014, the Company capitalized interest on its secured debt associated with its qualifying assets, which related to the retrofit of the Agri-Energy Facility that was actively being developed. The Company did not capitalize any interest during the three and six months ended June 30, 2014 as there were no qualifying assets which were actively being developed. The Company capitalized $0.1 million of interest during the three and six months ended June 30, 2013, and $1.8 million of interest from Inception to June 30, 2014.

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

The Company has historically followed a policy of using exchange-traded futures contracts as a means of managing its exposure to fluctuations in operating margins based on changes in commodity prices. The Company did not have any exchange-traded futures contracts as of June 30, 2014. During the three and six months ended June 30, 2013, exchange-traded futures contracts were valued at fair value and changes in fair value are recorded in cost of goods sold in the consolidated statements of operations.

Forward purchase contracts are recorded at fair value unless a company elects to use the “normal purchases and normal sales scope exception” guidance of GAAP. To qualify for the normal purchases and normal sales scope exception, a contract must be appropriately designated and must provide for the purchase or sale of physical commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. The Company did not have forward purchase contracts during the three and six months ended June 30, 2014. During the three and six months ended June 30, 2013, the Company did not elect the normal purchase and normal sales scope exception to its forward purchase contracts. Accordingly, changes in the fair value of these contracts have been recorded in cost of goods sold in the consolidated statements of operations.

The foregoing derivatives do not include any credit risk related contingent features, the Company has not entered into these derivative financial instruments for trading or speculative purposes, and it has not designated any of its derivatives as hedges for financial accounting purposes. At June 30, 2014 and December 31, 2013, the Company did not have any exchange-traded futures contracts or forward purchase contracts and, as such, did not hold any cash in margin deposit accounts.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the realized and unrealized gain / (loss) of the Company’s derivative instruments (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception to
Realized Gain / (Losses)	2014	2013	2014	2013	June 30, 2014
Exchange-traded futures contracts	$-	$73	$-	$322	$(235)

Unrealized Gain / (Losses)
Exchange-traded futures contracts	-	58	-	(218)	648
Forward purchase contracts	-	(8)	-	12	(43)

 Convertible Notes

In July 2012, the Company issued 7.5% convertible senior notes due 2022 (the “2022 Notes”) which contain the following embedded derivatives: (i) rights to convert into shares of the Company’s common stock, including upon a Fundamental Change (as defined in the indenture governing the 2022 Notes (the “Indenture”)); and (ii) a Coupon Make-Whole Payment (as defined in the Indenture) in the event of a conversion by the holders of the 2022 Notes prior to July 1, 2017. Embedded derivatives are separated from the host contract, the 2022 Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivatives within the 2022 Notes meet these criteria and, as such, must be valued separate and apart from the 2022 Notes and recorded at fair value each reporting period.

The Company combines these embedded derivatives and values them together as one unit of accounting. At each reporting period, the Company records these embedded derivatives at fair value which is included as a component of the 2022 Notes on the consolidated balance sheets.

The Company used a binomial lattice model in order to estimate the fair value of these embedded derivatives in the 2022 Notes. A binomial lattice model generates two probable outcomes—one up and another down—arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the 2022 Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the 2022 Notes will be converted early if the conversion value is greater than the holding value; or (ii) the 2022 Notes will be called if the holding value is greater than both (a) the Redemption Price (as defined in the Indenture) and (b) the conversion value plus the Coupon Make-Whole Payment at the time. If the 2022 Notes are called, then the holders will maximize their value by finding the optimal decision between (1) redeeming at the Redemption Price and (2) converting the 2022 Notes.

Using this lattice, the Company valued these embedded derivatives using a “with-and-without method,” where the value of the 2022 Notes including the embedded derivatives, is defined as the “with”, and the value of the 2022 Notes excluding the embedded derivatives, is defined as the “without”. This method estimates the value of the embedded derivatives by looking at the difference in the values between the 2022 Notes with the embedded derivatives and the value of the 2022 Notes without the embedded derivatives. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	June 30,	December 31,
	2014	2013
Stock price	$0.86	$1.43
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	2.3%	2.8%
Estimated stock volatility	80%	65%
Estimated credit spread	26%	33%

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the value of the 2022 Notes with and without the embedded derivative, and the fair value of the embedded derivative (in thousands).

	June 30,	December 31,
	2014	2013
Fair value of Convertible Notes:
With the embedded derivatives	$17,243	$15,925
Without the embedded derivatives	16,517	12,455
Estimated fair value of the embedded derivatives	$726	$3,470

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, the estimated fair value of the embedded derivatives will generally decrease with; (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) increase in the estimated credit spread. The change in the estimated fair value of the embedded derivatives during the three and six months ended June 30, 2014 and 2013 represents an unrealized gain and loss, respectively, which has been recorded as gains from change in fair value of embedded derivatives in the consolidated statements of operations.

Derivative Warrant Liability

In December 2013, the Company sold 21,303,750 common stock units. Each common stock unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The agreement governing the warrants includes the following terms:

—

the warrants have an exercise price of $1.43 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the warrants;

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

Based on these terms, the Company has determined that the warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value was estimated to be $4.7 million and $7.2 million as of June 30, 2014 and December 31, 2013, respectively. The decrease in the estimated fair value of the warrants represents an unrealized gain which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	June 30,	December 31,
	2014	2013
Accounts payable — trade	$3,233	$6,460
Accrued legal-related fees	2,654	2,999
Deferred revenue	-	1,000
Accrued employee compensation	834	818
Other accrued liabilities	1,474	1,753

Total accounts payable and accrued liabilities	$8,195	$13,030

7. Senior Secured Debt, Secured Debt and Convertible Notes

Senior Secured Debt

In May 2014, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with the lenders party thereto from time to time (each, a “Lender” and collectively, the “Lenders”) and Whitebox Advisors, LLC, as administrative agent for the Lenders (“Whitebox”), with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more senior secured term loans to the Company in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement (collectively, the “Term Loan”). The first advance of the Term Loan in the amount of $22.8 million (the “First Advance”), net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was made to the Company in May 2014. Also in May 2014, the Company and its subsidiaries entered into an Exchange and Purchase Agreement (the “Exchange and Purchase Agreement”) with WB Gevo, Ltd. and the other Lenders party thereto from time to time and Whitebox, in its capacity as administrative agent for the Lenders. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were given the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for the Company’s newly created 10% Convertible Senior Secured Notes due March 2017 (the “2017 Notes” and, together with the 2022 Notes, the “Convertible Notes”), which are convertible into shares of the Company’s common stock. The Exchange and Purchase Agreement also provides Whitebox with an option, subject to certain conditions, to purchase up to an additional $32.0 million aggregate principal amount of 2017 Notes.  This option will expire in October of 2014.

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $1.1584 per share or .8663 shares per $1 principal amount of 2017 Notes.. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear an interest at a rate equal to 10% per annum, which is payable 5% in cash and under certain circumstances 5% in kind and capitalized and added to the principal amount of the 2017 Notes. While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of June 30, 2014, there was a balance of $2.6 million in the interest reserve account. This amount classified as restricted cash.

While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% is payable in kind and capitalized and added to the principal amount of the Term Loan.

The 2017 Notes Indenture contains customary affirmative and negative covenants for agreements of this type and events of default, including, restrictions on disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments, unless the Company receives the prior approval of the required holders. The 2017 Notes Indenture also contains limitations on the ability of the holder to assign or otherwise transfer its interest in the 2017 Notes.  The 2017 Notes are secured by a lien on substantially all of the assets of the Company and is guaranteed by Agri-Energy and Gevo Development (together, the “Guarantor Subsidiaries”). On June 6, 2014, in connection with the issuance of the 2017 Notes, the Company and the Guarantor Subsidiaries entered into a Pledge and Security Agreement in favor of the collateral trustee. The collateral

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

pledged includes substantially all of the assets of the Company and the Guarantor Subsidiaries, including intellectual property and real property.  Agri-Energy has also entered into an Amended and Restated Mortgage with respect to the real property located in Luverne Minnesota.

The holders of the 2017 Notes may, at any time until the close of business on the business day immediately preceding the maturity date, convert the principal amount of the 2017 Notes, or any portion of such principal amount which is at least $1,000, into shares of the Company’s common stock. Upon conversion of the 2017 Notes, the Company will deliver shares of common stock at an initial conversion rate of 0.8633 shares of common stock per $1.00 principal amount of the 2017 Notes (equivalent to an initial conversion price of approximately $1.1584 per share of common stock). Such conversion rate is subject to adjustment in certain circumstances, including in the event that there is a dividend or distribution paid on shares of the common stock or a subdivision, combination or reclassification of the common stock. The Company also has the right to increase the conversion rate (i) by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest or (ii) to avoid or diminish any income tax to holders of shares of common stock or rights to purchase shares of common stock in connection with any dividend or distribution. In addition, subject to certain conditions described herein, each holder who exercises its option to voluntarily convert its 2017 Notes will receive a make-whole payment in an amount equal to any unpaid interest that would otherwise have been payable on such 2017 Notes through the maturity date (a “Voluntary Conversion Make-Whole Payment”). Subject to certain limitations, we may pay any Voluntary Conversion Make-Whole Payments either in cash or in shares of common stock, at its election.

Beginning on December 6, 2014, the Company will have the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of its common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable conversion price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, we may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at its election.

If a fundamental change of the Company occurs, the holders of 2017 Notes may require the Company to repurchase all or a portion of the 2017 Notes at a cash repurchase price equal to 100% of the principal amount of such 2017 Notes, plus accrued and unpaid interest, if any, through, but excluding, the repurchase date, plus a cash make-whole payment for the repurchased 2017 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such convertible 2017 Notes through the maturity date.

In connection with transactions described above, the Company also entered into a Registration Rights Agreement, dated May 9, 2014 (the “Registration Rights Agreement”), pursuant to which the Company filed a registration statement on Form S-3 registering the resale of 17.5 million shares of the Company’s common stock which are issuable under the 2017 Notes. The Company expects to file additional registration statements on Form S-3 or to amend filings in order to register additional shares of common stock of the Company for sale or resale, as necessary in connection with the 2017 Notes.

The Company has elected the fair value option for accounting of the Term Loan and 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at June 30, 2014 of $26.1 million has been recorded at its estimated fair value of $31.2 million and are included in senior long-term debt in the consolidated balance sheets at June 30, 2014. Change in the estimated fair value of the 2017 Notes represents an unrealized loss included in loss on change in fair value of 2017 Notes in the consolidated statement of operations. During the three and six months ended June 30, 2014, the Company incurred cash interest expense of $0.3 million and non-cash paid-in-kind interest expense of $0.2 million, which has been capitalized and included in the principal amount of 2017 Notes as of June 30, 2014.

The following table sets forth the inputs to the lattice model that were used to value the Term Loan and 2017 Notes for which the fair value option was elected.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

June 30,
2014
Stock price	$0.86
Conversion Rate	863.3
Conversion Price	$1.16
Maturity date	March 15, 2017
Risk-free interest rate	0.76%
Estimated stock volatility	80.0%
Estimated credit spread	20.0%

The following table sets forth information pertaining to the Term Loan and 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of Term Loans	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2013	$-	$-	$-	$-
Issuance of Term Loan	25,907	-	-	25,907
Exchange of Term Loan for 2017 Notes	(25,907)	25,907	-	-
Non-cash paid-in-kind interest expense	-	201	-	201
Loss from change in fair value of debt	-	-	5,129	5,129
Balance - June 30, 2014	$-	$26,108	$5,129	$31,237

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the Term Loan and 2017 Notes. For example, the estimated fair value will generally decrease with; (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) increase in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the three and six months ended June 30, 2014 represents an unrealized loss which has been recorded as loss from change in fair value of 2017 Notes in the consolidated statements of operations.

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	June 30,	December 31,
	2014	2013
Secured debt
TriplePoint - September 2010 Advance	$-	$917
TriplePoint - October 2011 Advance	-	6,657
TriplePoint - January 2012 Advance	-	3,495
TriplePoint - May 2014 Advance	970	-
Total secured debt	970	11,069
Less:
Unamortized debt discounts	(68)	(942)
	902	10,127
Less current portion of debt	(268)	(788)
Long-term portion of debt	$634	$9,339

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Gevo Loan Agreement. In August 2010, Gevo, Inc. entered into a loan and security agreement (the “Gevo Loan Agreement”) with TriplePoint, pursuant to which the Company borrowed $5.0 million. In July 2012, the Company used $5.4 million of the proceeds from the July 2012 offering of the 2022 Notes to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

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

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which bore interest at a rate equal to 11%. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities, bringing the total borrowed under the additional term loan facilities to $15.0 million. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint (the “Gevo Security Agreement”), which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.

June 2012 Amendments. In June 2012, the Company entered into (i) an amendment (the “Security Agreement Amendment”) to the Gevo Security Agreement and (ii) an amendment (the “Gevo Loan Amendment”) to the Gevo Loan Agreement. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things, permitted the issuance of the 2022 Notes.

December 2013 Amendments. In December 2013, Gevo, Inc. entered into additional amendments to certain of its existing agreements with TriplePoint to, among other things:

—	permit the issuance of warrants associated with the Company’s December 2013 offering of common stock units;
—	waive any prepayment premium (but not any end-of-term payment) with respect to the Original Agri-Energy Loan Agreement and the Amended Agri-Energy Loan Agreement;
—	expand the events of default to add as an event of default the repurchase of the warrants;
—	grant TriplePoint a lien and security interest in all of the Intellectual property of the Company;
—

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of June 30, 2014 are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

—	waive the requirement for Agri-Energy to make principal amortization payments on the Amended Agri-Energy Loan Agreement through December 31, 2014 (the “Restructure Period”);
—

raise the interest rates under the Amended Agri-Energy Loan Agreement to 13% during the Restructure Period (provided that such rate will return to 11% following the Restructure Period so long as no event of default under the Amended Agri-Energy Loan Agreement shall be continuing on the last day of the Restructure Period); and

—

during the period beginning January 2015, and continuing through and including the final monthly installment due under the Amended Agri-Energy Loan Agreement, adjust the monthly payment due and payable to 50% of the fully amortizing amount of principal and interest otherwise due and payable for such month, applied first to outstanding accrued interest and then to principal, with the remaining 50% portion of such required payments of principal and interest for such month accruing and made due and payable at the time of the final monthly installment.

May 2014 Amendments. In May 2014, the Company and its subsidiaries entered into a Consent Under and Third Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement and Omnibus Amendment to Loan Documents (the “2014 Amendment”) pursuant to which TriplePoint amended its agreements with the Company and its subsidiaries and consented

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

to (a) the execution, delivery, and performance of the Loan Agreement, the Exchange and Purchase Agreement, the Registration Rights Agreement, the 2017 Notes Indenture, the 2017 Notes, and the other documents related thereto (collectively the “Senior Loan Documents”); (b) the incurrence of the Term Loan with Whitebox and any other indebtedness under the Senior Loan Documents (collectively, the “Senior Indebtedness”); (c) the consummation of the exchange of the Term Loan for the 2017 Notes; (d) the offering, issuance and sale of the 2017 Notes to Whitebox and the conversion of any 2017 Notes into the common stock of the Company pursuant to the terms of the 2017 Notes Indenture; (e) the guaranty of the Senior Indebtedness provided by the Guarantors; (f) the liens granted by each of the Company and the Guarantors to secure the Senior Indebtedness and the other obligations under the Senior Loan Documents; (g) the consummation of any transactions contemplated by, and the terms of, the Senior Loan Documents by the Company and the Guarantors; and (h) the payment and performance of any of the obligations under the Senior Loan Documents by the Company and the Guarantors, including the making of dividends and distributions by the Guarantors to the Company for the purpose of enabling the Company to make any payments under the Senior Loan Documents.

As part of the May 2014 Amendments, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint. At June 30, 2014, the amended loan agreement had a principal balance of $1.0 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of June 30, 2014, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement

.  On July 31, 2014, the Company entered into amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of warrants and the incurrence of indebtedness by the Company under such warrants.

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Principal Amount of 2022 Notes	Debt Discount	Total
Balance - December 31, 2013	$3,470	$26,900	$(15,869)	$14,501
Amortization of debt discount	-	-	1,199	1,199
Gain from change in fair value of embedded derivatives	(2,744)	-	-	(2,744)
Balance - June 30, 2014	$726	$26,900	$(14,670)	$12,956

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three and six months ended June 30, 2014, the Company recorded $0.7 million and $1.3 million, respectively, of expense related to the amortization of debt discounts and issue costs and recorded $0.5 million and $1.0 million, respectively, of interest expense related to the 2022 Notes. During the three and six months ended June 30, 2013, the Company recorded $0.7 million and $2.3 million, respectively, of expense related to the amortization of debt discounts and issue costs and recorded $0.6 million and $1.3 million, respectively, of interest expense related to the 2022 Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

The 2022 Notes are convertible at an initial conversion rate of 175.6697 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, subject to adjustment in certain circumstances as described in the Indenture. This is equivalent to an initial conversion price of approximately $5.69 per share of common stock. Holders may convert the 2022Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. As of June 30, 2014, certain holders of the 2022 Notes have elected to convert notes totaling $18.1 million, reducing the principal balance of the 2022 Notes to $26.9 million. Upon conversion, such 2022 Note holders received 3,179,608 shares of common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 202.0202 per $1,000 principal amount of 2022 Notes.

If a Fundamental Change (as defined in the Indenture) occurs at any time, then each holder will have the right to require the Company to repurchase all of such holder’s 2022 Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such 2022 Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date. Additionally, on July 1, 2017, each holder will have the right to require the Company to repurchase all of such holder’s 2022 Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such 2022 Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

The Company shall have a provisional redemption right (“Provisional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the Conversion Price in effect on such trading day. On or after July 1, 2017, the Company shall have an optional redemption right (“Optional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of 2022 Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

If there is an Event of Default (as defined in the Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol. In July 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement had an initial term of three years and appoints Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. This agreement lapsed in July 2014 and no amounts had been recorded under this agreement as of June 30, 2014.

Exclusive Supply Agreement with LANXESS. In January 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. No amounts have been incurred under this agreement as of June 30, 2014.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. In August 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use,

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three--year supply services agreement with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of June 30, 2014.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through December 31, 2012 and during the three and six months ended June 30, 2014 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The Company did not sell any ethanol during the three or six months ended June 30, 2013. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force. The term of the agreement was through December 30, 2012. In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of biojet fuel. In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons. In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of biojet fuel. During the three and six months ended June 30, 2014, the Company recorded $0.4 million and $0.8 million, respectively, of revenue associated with shipments of biojet fuel under these contracts. During the three and six months ended June 30, 2013, the Company recorded $0.3 million and $0.7 million, respectively, of revenue associated with shipments of biojet fuel under these contracts.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM, Inc. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ prior written notice. The Company did not incur any costs relating to the demonstration plant during the six months ended June 30, 2014 or 2013.

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

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola agreed to pay the Company a fixed price fee for a research program outlined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. The Company did not recognize revenue under this agreement during the three and six months ended June 30, 2014 and recognized $0.3 million and $0.6 million, during the three and six months ended June 30, 2013, respectively.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. As of December 2012, the Company had not completed milestone number four. However, under the terms of the agreement, the Company was entitled to pay a $0.5 million license fee in lieu of completing milestone number four. This fee was paid in March 2013 through the issuance of 250,000 shares of the Company’s common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of June 30, 2014 and no amount has been recorded as a liability for this milestone.

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

Other

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene from isobutanol. Toray Industries used the Company’s bio-para-xylene (“bio-PX”) and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, the Company entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which was used by the Company for the design and construction of a demonstration plant. In May 2014, the Company successfully shipped the requisite volumes of bio-PX associated with its contract with Toray Industries and, as a result, the Company recognized the $1.0 million, as well as revenue associated with the sale of the bio-PX, as a component of hydrocarbon revenue during the three months ended June 30, 2014. At December 31, 2013, the Company included the $1.0 million as a component of accounts payable and accrued liabilities in its consolidated balance sheets.

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

The Company has been awarded grants or cooperative agreements from a number of government agencies, including the U.S. Department of Energy, U.S. National Science Foundation, U.S. Environmental Protection Agency, Army Research Labs and the U.S. Department of Agriculture. Revenues recorded related to these grants and cooperative agreements are recorded within grant and other revenue in the Company’s consolidated statements of operations.

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

Gevo, Inc. made capital contributions to Gevo Development of $23.1 million and $14.8 million during the six and three months ended June 30, 2014, respectively, $4.1 million and $7.1 million during the three and six months ended June 30, 2013, respectively, and $132.5 million from Inception to June 30, 2014.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to
	2014	2013	2014	2013	June 30, 2014
Gevo Development Net Loss	$(4,065)	$(3,813)	$(9,603)	$(7,303)	$(48,465)

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

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of June 30, 2014 and December 31, 2013, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, as of June 30, 2014 under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

As of June 30, 2014, the Company has incurred $0.4 million in preliminary project engineering and permitting process costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

11. Stock-Based Compensation

The Company records expense during the vesting period for share-based payment awards granted to employees and non-employees.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception to
	2014	2013	2014	2013	June 30, 2014
Stock options and ESPP awards
Research and development	$128	$170	$259	$335	$3,376
Selling, general and administrative	225	466	539	1,088	9,645

Restricted stock awards
Research and development	87	-	271	-	1,087
Selling, general and administrative	198	364	434	664	3,837

Warrants issued
Selling, general and administrative	-	39	-	39	13,994
Non-cash stock-based compensation	638	1,039	1,503	2,126	31,939

Modified stock option awards
Selling, general and administrative	-	-	-	-	1,500

Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	-	-	-	-	1,144
Cash stock-based compensation	-	-	-	-	2,644

Total stock-based compensation	$638	$1,039	$1,503	$2,126	$34,583

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction. The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of Gevo’s motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of Gevo’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The remanded trial for the ’188 and ’889 patents in the Delaware District Court is scheduled to be held on July 21, 2014. On April 22, 2014, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States to appeal the Federal Circuit Court’s decision. On April 25, 2014, the Company filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of the Company’s Petition for Writ of Certiorari with the Supreme Court of the United States and any follow-on proceedings. On July 11, 2014, the US District Court of Delaware granted Gevo’s motion to stay the patent litigation on the ‘188 and ‘889 Patents. The District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the District Court was based on the status of Gevo’s petition for a writ of certiorari in the United States Supreme Court. The Supreme Court has neither granted nor denied Gevo’s petition, but appears to be holding the petition pending its decision in Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc., a case that could change the Federal Circuit’s standard of review of district court claim construction, and could ultimately negate any jury verdict obtained under the current interpretation of the patent claims. Oral argument in Teva will occur October 15, 2014 and an opinion from the Supreme Court is anticipated in the spring of 2015.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

On February 18, 2014, the Delaware District Court granted Gevo’s motion to stay the litigation regarding Gevo’s ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during inter partes re-examination of those patents.

A mediation session between Gevo and Butamax occurred on June 5, 2014.

Due to the nature and stage of this litigation, the Company has determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The next Delaware District Court trial for the Butamax litigation is currently scheduled for August 2015. The Company expects to continue to incur significant costs related to its involvement in the foregoing legal proceedings.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2014 and December 31, 2013, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2014.

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

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. The Company did not incur any write-down of its inventory during the three and six months ended June 30, 2014 or 2013.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Derivative Assets and Liabilities. The fair value of exchange-traded derivative instruments is based on Level 1 inputs using quoted market prices. Exchange-traded derivative instruments are recorded in the consolidated balance sheets at fair value. The Company did not have any exchange-traded derivative instruments at June 30, 2014 or December 31, 2013.

The fair value of the Company’s forward contract derivative instruments are derived based upon a market approach using Level 2 inputs, including the price at the delivery location adjusted for basis differentials, counterparty credit quality, the effect of the Company’s own credit worthiness, the time value of money and/or the liquidity of the market. The Company did not have any forward contract derivative instruments at June 30, 2014 or December 31, 2013.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. In May 2014 the Company entered into an amended agreement with TriplePoint in which the loans outstanding were settled in exchange for a new loan with a May 2017 maturity date for $1.0 million which amortizes over 36 months and bears interest at a rate equal to 9% annum.  The Company has determined using Level 3 inputs that the estimated fair value approximates book value as of June 30, 2014.

The following table sets forth the principal balance of the Company’s secured debt obligations and the associated estimated fair value (in thousands) as of June 30, 2014.

	June 30, 2014
Issuance	Principal Balance	Estimated Fair Value
TriplePoint - May 2014 Advance	970	902

The following table sets forth the principal balance of the Company’s secured debt obligations and the associated estimated fair value (in thousands) as of December 31, 2013.

	June 30, 2014		December 31, 2013
Issuance	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value

TriplePoint - September 2010 Advance	-	$-	$917	$847
TriplePoint - October 2011 Advance	-	-	6,657	5,942
TriplePoint - January 2012 Advance	-	-	3,495	3,079

Senior Secured Debt.  The Company has estimated the fair value of the 2017 Notes, to be $31.2 million at June 30, 2014 based upon Level 1 inputs, including the market price of the Company’s common stock.  The Company has valued the 2017 Notes and all of its components using the fair value option as there are no embedded instruments which qualify for equity presentation.  See Note 7 above for the fair value inputs used to estimate the fair value of the 2017 Notes. On the date of issuance in May of 2014, the 2017 Notes were a term loan on recorded at fair value at that date.

Convertible Notes and Embedded Derivatives. The Company has estimated the fair value of the 2022 Notes, including the embedded derivatives, to be $17.2 million and $15.9 million at June 30, 2014 and December 31, 2013, respectively, based upon Level 2 inputs, including the market price of the 2022 Notes derived from actual trades of the 2022 Notes. The Company has estimated the fair value of the embedded derivatives on a stand-alone basis to be $0.7 million and $3.5 million at June 30, 2014 and December 31, 2013, respectively, based upon Level 2 inputs. See Note 5 above for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivatives and the fair value of the embedded derivatives.

Derivative Warrant Liability. In December 2013, the Company issued warrants to purchase 21,303,750 shares of the Company’s common stock. Based on the terms of the warrants, the Company determined the warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the warrants as of December 31, 2013 to be $7.2 million based upon Level 1 inputs, the quoted market prices of the warrants on such date. The Company determined the estimated fair value of the warrants as of June 30, 2014 to be $4.7 million based upon Level 2 inputs being an analysis of actual historical market trades of the warrants. The Company relied on Level 2 inputs for estimating the fair value of the warrants as of June 30, 2014 due to the lack of market trades of the warrants on June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Gevo	$2,216	$949	$3,102	$2,073
Gevo Development / Agri-Energy	5,505	910	5,522	3,329
Consolidated	$7,721	$1,859	$8,624	$5,402

Operating income (loss):
Gevo	$(5,979)	$(10,904)	$(13,833)	$(21,317)
Gevo Development / Agri-Energy	(3,053)	(2,960)	(8,121)	(5,433)
Consolidated	$(9,032)	$(13,864)	$(21,954)	$(26,750)

Interest expense:
Gevo	$4,789	$1,455	$5,913	$3,712
Gevo Development / Agri-Energy	1,005	857	1,482	1,876
Consolidated	$5,794	$2,312	$7,395	$5,588

Depreciation expense:
Gevo	$239	$311	$480	$627
Gevo Development / Agri-Energy	539	534	1,124	1,067
Consolidated	$778	$845	$1,604	$1,694

Acquisitions of plant, property and equipment:
Gevo	$17	$14	$49	$262
Gevo Development / Agri-Energy	951	747	3,788	2,496
Consolidated	$968	$761	$3,837	$2,758

	June 30,	December 31,
	2014	2013
Total assets:
Gevo	$98,266	$100,888
Gevo Development / Agri-Energy	57,464	65,281
Intercompany eliminations	(53,758)	(49,814)
Consolidated	$101,972	$116,355

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

15. Subsequent Events

On August 5, 2014, Gevo closed an underwritten public offering of 30,000,000 shares of common stock warrants to purchase an additional 15,000,000 shares of common stock. The warrants have an exercise price of $0.85 per share, will be exercisable from the date of original issuance and will expire on August 5, 2019. The shares of common stock and the warrants were sold together as common stock units but were immediately separable and issued separately. The gross proceeds to Gevo from this offering were approximately $18 million, not including any future proceeds from the exercise of the warrants.

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

In September 2009, Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) to develop isobutanol production assets using GIFT®. Gevo Development has a flexible business model and aims to secure access to existing ethanol capacity either through joint venture, licensing arrangements, tolling arrangements or direct acquisition. Gevo Development become a wholly-owned subsidiary of the Company in September 2010.

Financial Condition

For the three and six months ended June 30, 2014, we incurred a consolidated net loss of $17.2 million and $29.1 million, respectively and had an accumulated deficit of $291.3 million at June 30, 2014. From June 9, 2005 (“Inception”) to June 30, 2014, we have incurred significant net losses and have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at June 30, 2014 totaled $5.9 million which is primarily being used for the following: (i) operating activities and completion of the side-by-side configuration of our plant located in Luverne, Minnesota (“Agri-Energy Facility”); (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofueld LLC (“Butamax”), a joint venture between British Petroleum (“BP”) and E.I. du Pont de Nemours and Company (“DuPont”), and DuPont and BP Biofuels; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and it will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on our operating plan, existing working capital at June 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern.

Agri-Energy

In September 2010, we acquired the Agri-Energy Facility which we have Retrofitted for the production of isobutanol. As of June 30, 2014, we have incurred capital costs of approximately $65.7 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, or produce both products simultaneously, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility inorder to increase the isobutanol production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August

2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In May 2014, we commenced the co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. We also commenced the production of iDGs®, which are distillers grains from isobutanol and DDGs, which are distillers grains from ethanol.  We intend to continue the commercial ramp up of isobutanol production by utilizing the facility’s fourth fermenter.  In line with our strategy to maximize asset utilization and site cash flows, we believe that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of positive ethanol margins currently available in the marketplace.

Until May 2012, when we commenced initial Retrofit startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the Retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the continued production of ethanol alone is not our intended business and our strategy is expected to depend on our ability to produce and market isobutanol and products derived from isobutanol. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, alone or in conjunction with the simultaneous production of isobutanol and related products, if we were to project positive cash flows from such a production configuration versus maintaining the facility at idle, including any costs related to the transition, but there is no guarantee that this will be the case. During 2013, we did not transition back to ethanol production because we were engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates. Following the commencement of full-scale commercial production of isobutanol, we do not expect to generate significant future revenues from the sale of ethanol produced at the Agri-Energy Facility. Accordingly, the historical operating results of our subsidiary, Agri-Energy, LLC (“Agri-Energy”) and the operating results reported during the Retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or the Company once full-scale commercial production of isobutanol commences at the Agri-Energy Facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three and six months ended June 30, 2014 and 2013, we generated revenue primarily from: (i) the sale of ethanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel and bio-paraxylene (“bio-PX”) derived from our isobutanol for purposes of certification and testing; (iii) government grants and research and development programs; and (iv) sales of excess corn inventory.

Cost of Goods Sold and Gross Loss

Our cost of goods sold during the three and six months ended June 30, 2014 and 2013 primarily includes costs directly associated with ethanol production and initial operations for the production of isobutanol at the Agri-Energy Facility such as costs for direct materials, direct labor, other operating costs and certain plant overhead costs. Direct materials include dextrose for our initial production runs of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Other operating costs include utilities and natural gas usage. We periodically enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold may also include gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts.

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

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries, Gevo Development and Agri-Energy. The preparation of our unaudited consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

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

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013 (in thousands)

	Three Months Ended June 30,
	2014	2013	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,522	$-	$5,522
Hydrocarbon revenue	2,018	573	1,445
Grant and other revenue	181	377	(196)
Corn sales	-	909	(909)
Total revenues	7,721	1,859	5,862

Cost of corn sales	-	920	(920)
Cost of goods sold	8,269	2,696	5,573

Gross loss	(548)	(1,757)	1,209

Operating expenses
Research and development	3,586	5,828	(2,242)
Selling, general, administrative and other	4,898	6,279	(1,381)
Total operating expenses	8,484	12,107	(3,623)

Loss from operations	(9,032)	(13,864)	4,832

Other (expense) income
Interest expense	(2,609)	(2,312)	(297)
Interest expense - debt issuance costs	(3,185)	-	(3,185)
Loss on conversion of debt	-	(1,112)	1,112
Gain (loss) from change in fair value of embedded derivatives of the 2022 Notes	1,480	2,023	(543)
Gain (loss) from change in fair value of derivative warrant liability	1,321	-	1,321
Gain (loss) from change in fair value of 2017 Notes	(5,129)		(5,129)
Other income	(2)	43	(45)
Total other income (expense)	(8,124)	(1,358)	(6,766)

Net loss	$(17,156)	$(15,222)	$(1,934)

Revenues. During the three months ended June 30, 2014, we began producing and selling ethanol utilizing three of our four fermenters. As a result, we recognized revenue of $4.6 million associated with the sale of 2.1 million gallons of ethanol during the second quarter of 2014. During the three months ended June 30, 2014, we did not make any shipments or report any sales of isobutanol as our focus during this period was on shipments of isobutanol for use at the demonstration plant located at South Hampton’s facility near Houston, Texas to produce hydrocarbons and optimizing specific parts of our technology to further enhance isobutanol production rates.

Hydrocarbon revenue increased during the three months ended June 30, 2014, primarily as a result of the shipment of bio-PX to Toray Industries, Inc. (“Toray Industries”) in May for which we recognized $1.5 million of revenue, including $1 million relating to a payment we received from Toray Industries in 2012 for the design and construction of our bio-PX demo plant. Included in grant and other revenue is revenue associated with research and development and government grant agreements. Corn sales revenue for the three months ended June 30, 2013 relates to the sale of excess corn inventory on hand during that period.

Cost of goods sold. Our cost of goods sold during the three months ended June 30, 2014, included $7.7 million associated with the production and sale of ethanol and isobutanol optimization and $0.5 million in depreciation expense. Our cost of goods sold during the three months ended June 30, 2013 primarily includes the following: (i) $0.9 million associated with costs related to the sale of excess corn inventory; (ii) $2.2 million in on-going operating costs of our Agri-Energy Facility; and (iii) $0.6 million in depreciation expense.

Research and development. Research and development expenses decreased during the three months ended June 30, 2014 primarily due to a $1.2 million decrease related to the production of hydrocarbons and a $0.8 million decrease related to reduced salaries and consultant expenses. During the three months ended June 30, 2013, we continued to incur the costs necessary to establish a bio-PX demonstration plant under our agreement with Toray Industries, which was substantially completed during the third quarter of 2013.

Selling, general and administrative. The decrease in selling, general and administrative expenses during the three months ended June 30, 2014 primarily resulted from a decrease of $1.2 million in salary related compensation expenses.

Interest expense. Interest expense increased during the three months ended June 30, 2014 primarily resulting from $3.2 million debt issuance costs associated with the private debt financing with Whitebox Advisors, LLC which was recognized upon issuance of the Term Loan (as defined below) into our newly created 10% Convertible Senior Secured Notes due 2017 (the “2017 Notes”).

Gain in fair value of embedded derivatives. During the three months ended June 30, 2014, we reported a $1.5 million gain associated with the decrease in the fair value of derivatives embedded in our outstanding 7.5% Convertible Senior Notes due 2022, which issued in July 2012 (the “2022 Notes” and, together with 2017 Notes, the “Convertible Notes”),  primarily resulting from a decline in the price of our common stock between March 31, 2014 and June 30, 2014. During the three months ended June 30, 2013, we reported a gain of $2.0 million associated with the decrease in the estimated fair value of derivatives embedded in our 2022 Notes primarily resulting from a decline in the price of our common stock between March 31, 2013 and June 30, 2013.

Gain from change in fair value of derivative warrant liability. In December 2013, we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the three months ended June 30, 2014, the estimated fair value of the derivative warrant liability decreased primarily associated with the decline in the price of our common stock between March 31, 2014 and June 30, 2014 and, as a result, the Company reported a $1.3 million unrealized gain during the second quarter of 2014.

Change in fair value of senior secured convertible debt. During the three months ended June 30, 2014, we reported a $5.1 million loss associated with the increase in the fair value of the senior secured convertible notes primarily resulting from the initial value of this debt at issuance and conversion in the three months ended June 30, 2014.

Loss on conversion of debt. During the three months ended June 30, 2013, holders of $8.9 million principal amount of 2022 Notes opted to convert their holdings into shares of our common stock. Upon conversion, the  2022 Note holders received 1,561,698 shares of our common stock in payment of converted principal, pursuant to the terms of the indenture governing the 2022 Notes (the “Indenture”). The 2022 Note holders also received 1,417,324 shares of our common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $2.3 million. We recorded a loss on conversion of debt of $1.1 million as a result of the conversion of the 2022 Notes and settlement of the Coupon Make-Whole Payments.

Comparison of the six months ended June 30, 2014 and 2013 (in thousands)

	Six Months Ended June 30,
	2014	2013	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,522	$-	$5,522
Hydrocarbon revenue	2,648	1,312	1,336
Grant and other revenue	454	762	(308)
Corn sales	-	3,328	(3,328)
Total revenues	8,624	5,402	3,222

Cost of corn sales	-	3,375	(3,375)
Cost of goods sold	12,949	4,744	8,205

Gross loss	(4,325)	(2,717)	(1,608)

Operating expenses
Research and development	7,691	10,804	(3,113)
Selling, general, administrative and other	9,938	13,229	(3,291)
Total operating expenses	17,629	24,033	(6,404)

Loss from operations	(21,954)	(26,750)	4,796

Other (expense) income
Interest expense	(4,210)	(5,588)	1,378
Interest expense - debt issuance costs	(3,185)	-	(3,185)
Loss on conversion of debt	-	(2,038)	2,038
Gain (loss) from change in fair value of embedded derivatives of the 2022 Notes	2,744	693	2,051
Gain (loss) from change in fair value of derivative warrant liability	2,599	-	2,599
Gain (loss) from change in fair value of 2017 Notes	(5,129)		(5,129)
Other income	7	91	(84)
Total other income (expense)	(7,174)	(6,842)	(332)

Net loss	$(29,128)	$(33,592)	$4,464

Revenues. In May 2014, we began producing and selling ethanol utilizing three of our four fermenters. As a result, we recognized revenue of $4.6 million associated with the sale of 2.1 million gallons of ethanol during the first half of 2014. During the six months ended June 30, 2014, we did not make any shipments or report any sales of isobutanol as our focus during this period was on shipments of isobutanol for use at the demonstration plant located at South Hampton’s facility to produce hydrocarbons and optimizing specific parts of our technology to further enhance isobutanol production rates.

Hydrocarbon revenue increased during the six months ended June 30, 2014 primarily as a result of the shipment of bio-PX to Toray Industries during the most recent quarter, for which we recognized $1.5 million of revenue, including $1 million relating to a payment we received from Toray Industries in 2012 for the design and construction of our bio-PX demo plant.  Included in grant and other revenue is revenue associated with research and development and government grant agreements. Corn sales revenue for the six months ended June 30, 2013 relates to the sale of excess corn inventory on hand during that period.

Cost of goods sold. Our cost of goods sold during the six months ended June 30, 2014 included $11.7 million associated with the production and sale of ethanol and isobutanol optimization and $1.1 million in depreciation expense. Our cost of goods sold during the six months ended June 30, 2013 primarily includes the following: (i) $3.6 million in on-going operating costs of our Agri-Energy Facility; (ii) $3.4 million associated with costs related to the sale of excess corn inventory; and (iii) $1.1 million in depreciation expense.

Research and development. Research and development expenses decreased during the six months ended June 30, 2014 primarily due to a $1.2 million decrease related to the production of hydrocarbons and $1.4 million decrease related to salaries and consultant expenses. During the six months ended June 30, 2013, we continued to incur the costs necessary to establish a bio-PX demonstration plant under our agreement with Toray Industries which was substantially completed during the 2013 third quarter.

Selling, general and administrative. The decrease in selling, general and administrative expenses during the six months ended June 30, 2014 primarily resulted from decreases related to the following items: (i) $2.3 million in salary and compensation-related expenses; and (ii) $0.8 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax.

Interest expense. Interest expense decreased during the six months ended June 30, 2014 primarily resulting from a decrease of $0.7 million associated with the decline in the outstanding principal balance of our 2022 Notes and our debt with TriplePoint Capital LLC (“TriplePoint”). Additionally, we had an increase of $3.1 million in non-cash interest expense related to the issuance of the Whitebox Term Loan and 2017 Notes and a decrease of $0.7 million in non-cash interest expense related to the 2022 Notes.

Gain in fair value of embedded derivatives. During the six months ended June 30, 2014, we reported a $2.7 million gain associated with the decrease in the fair value of derivatives embedded in the 2022 Notes primarily resulting from a decline in the price of our common stock between December 31, 2013 and June 30, 2014. During the six months ended June 30, 2013, we reported a gain of $0.7 million associated with the decrease in the estimated fair value of derivatives embedded in our 2022 Notes. The decrease in the fair value of the embedded derivatives primarily resulted from a decline in the price of our common stock between December 31, 2012 and June 30, 2013.

Gain from change in fair value of derivative warrant liability. In December 2013, we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the six months ended June 30, 2014, the estimated fair value of the derivative warrant liability decreased primarily associated with the decline in the price of the Company’s stock between December 31, 2013 and June 30, 2014 and, as a result, the Company reported a $2.6 million unrealized gain during the first six months of 2014.

Loss in fair value of senior secured convertible debt. During the three months ended June 30, 2014, we reported a $5.1 million loss associated with the decrease in the fair value of the 2017 Notes primarily resulting from the initial value of this debt at issuance during the six months ended June 30, 2014.

Loss on conversion of debt. During the six months ended June 30, 2013, holders of $18.1 million principal amount of 2022 Notes opted to convert their holdings into shares of our common stock. Upon conversion, the 2022 Note holders received 3,179,608 shares of our common stock in payment of converted principal and, pursuant to the terms of the Indenture, the 2022 Note holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $4.9 million. We recorded a loss on extinguishment of debt of $2.0 million as a result of the conversion of the 2022 Notes and settlement of the Coupon Make-Whole Payments.

Liquidity and Capital Resources

For the three and six months ended June 30, 2014, we incurred a consolidated net loss of $17.2 million and $29.1 million, respectively, and had an accumulated deficit of $291.3million. From Inception to June 30, 2014, we have incurred significant net losses and have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at June 30, 2014 totaled $5.9 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax, DuPont and BP Biofuels; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources,  may seek to restructure our debt and  will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on our operating plan, existing working capital at June 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern.

The company raised additional capital in August 2014, as we closed an underwritten public offering of 30,000,000 shares of common stock and warrants to purchase an additional 15,000,000 shares of common stock.  The warrants have an exercise price of $0.85 per share and will be exercisable from the date of the original issuance and will expire on August 5, 2019. The shares of common stock and the warrants were sold together as common stock units (“Units”) for a purchase price of $0.60 per Unit, but were immediately seperable and issued separately.  The gross proceeds to Gevo from this offering were approximately $18 million, not including any future proceeds from the exercise of the warrants.  Based on our operating plan, including anticipated reduction in our expenses, we believe that the net proceeds from this offering will provide us with the cash requirements to fund planned operations into 2015 wihtout additional sources of cash.

In May 2014, we entered into a Term Loan Agreement with the lenders party thereto from time to time (“Lenders”) and Whitebox, as administrative agent for Lenders (the “Loan Agreement”), pursuant to which the Lenders committed to provide one or more senior secured term loans to us, in an aggregate amount of up to approximately $31.1 million on the terms set forth in the Loan Agreement (collectively the “Term Loan”).  Pursuant to the Loan Agreement, on May 9, 2014, we closed a private debt financing with Whitebox consisting of a $25.9 million Term Loan (the “First Advance”), the outstanding principal amount of which was subsequently exchanged, by Whitebox into our 2017 Notes. In connection with the Loan Agreement, we also entered into an exchange and purchase agreement pursuant to which (i) we have an option, subject to certain conditions, to require Whitebox to provide us with an additional $5.2 million of capital in the form of an additional term loan, convertible debt or a combination thereof; and (ii) Whitebox has the option, subject to certain conditions, to purchase up to an additional $32.0 million aggregate principal amount of convertible debt. We used proceeds from theTerm Loan to repay $9.6 million in outstanding principal under our additional term loan facilities with TriplePoint, with the remaining outstanding principal balance of $1.0 million being junior secured debt payable over 36 months beginning June 2014.

In December 2013, we issued and sold 21,303,750 common stock units at an offering price of $1.35 per common stock unit in a firm commitment underwritten public offering. Each common stock unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $1.43. The warrants have certain anti-dilution provisions. As result of the debt financing arrangement with Whitebox and the public offering of common stock units in August 2014 , these anti-dilution provisions were triggered and the exercise price of the warrants has decreased to $1.43 per share.

The December 2013 offering resulted in net proceeds of $26.8 million after deducting $2.0 million in underwriting discounts and commissions and other offering costs. We used $5.1 million of the proceeds from this offering in December 2013 to repay outstanding principal to TriplePoint under the Original Agri-Energy Loan Agreement.

In July 2012, we issued: (i) 12.5 million shares of common stock at an offering price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of 2022 Notes, in each case in a firm commitment underwritten public offering (the “2012 Equity Offering” and the “Note Offering,” respectively, and together, the “2012 Offerings”). We received proceeds from the 2012 Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement. As of June 30, 2014, $18.1 million in principal amount of 2022 Notes have been converted and, as such, we had an aggregate of $26.9 million in principal amount of 2022 Notes outstanding as of that date.

In February 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110.4 million, after deducting underwriting discounts and commissions and other offering costs.

The creation or continuation and success of new and/or existing joint ventures, including our joint venture with Redfield Energy, LLC a South Dakota limited liability company (“Redfield”), licensing arrangements, tolling arrangements and acquisition agreements involving ethanol plant assets for Retrofit to isobutanol production are each subject to our raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

Additionally, our future results of operations and cash flows will be impacted by the expenses resulting from our ongoing litigation with Butamax. Our ongoing involvement in litigation with Butamax could cause us to spend significant amounts of money and negative decisions by courts associated with litigation with Butamax could also negatively impact our future results of operations and cash flows. Specifically, negative decisions by courts could force us to do one or more of the following:

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

Following a decision of the U.S. Court of Appeals for the Federal Circuit on February 18, 2014 (discussed in Part II, Item 1 of this Report), a remanded trial relating to certain patents was scheduled to be held in the United States District Court for the District of Delaware (“Delaware District Court”) on July 21, 2014.  On April 22, 2014, we filed a Petition for Writ of Certiorari with the Supreme Court of the United States (“U.S. Supreme Court”) to appeal the decision of the U.S. Court of Appeals for the Federal Circuit. On April 25, 2014, we filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of our Petition for Writ of Certiorari with the U.S. Supreme Court and any follow-on proceedings. On July 11, 2014, the Delaware District Court granted our motion to stay the patent litigation on the ‘188 Patent and ‘889 Patent. The District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the District Court was based on the status of our Petition for Writ of Certiorari in the U.S. Supreme Court. The U.S. Supreme Court has neither granted nor denied our petition, but appears to be holding the petition pending its decision in Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc. (the “Teva Case”), a case that could change the Federal Circuit’s standard of review of district court claim construction and could ultimately negate jury verdicts obtained under the current interpretation of the patent claims. Oral argument in the Teva Case is scheduled for October 15, 2014, and an opinion from the U.S. Supreme Court is anticipated in the spring of 2015.

Due to the nature and stage of our litigation with Butamax, we have determined that the possible losses or range of losses related to such litigation cannot be reasonably estimated at this time. The next Delaware District Court trial for the litigation with Butamax is currently scheduled for August 2015.  We expect to continue to incur significant costs upcoming trials. For a summary of our ongoing litigation with Butamax and related parties, see the disclosure under the heading “Legal Matters” in Part II, Item 1 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part II, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(25,220)	$(19,187)
Net cash used in investing activities	(6,448)	(2,758)
Net cash provided by in financing activities	12,951	(4,211)

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

During the six months ended June 30, 2014, we used $25.2 million in cash from operating activities primarily resulting from a net loss of $20.8 million, excluding the impact of $8.3 million in non-cash expenses and $6.8 million associated with working capital, primarily a decrease in accounts payable and increase in accounts receivable. During the six months ended June 30, 2013, we used $19.2 million in cash from operating activities primarily resulting from a net loss of $25.2 million, excluding the impact of $8.3 million in non-cash expenses. This was partially offset by a decrease in inventory resulting from the sale of excess corn inventory which generated $3.2 million of operating cash flows during the six months ended June 30, 2013.

Investing Activities

During the six months ended June 30, 2014, we used $6.4 million in cash from investing activities related to $3.8 million of capital expenditures at our Agri-Energy Facility and $2.6 million of restricted cash required from the 2017 Notes agreement. During the six months ended June 30, 2013, we used $2.8 million in cash from investing activities primarily associated with capital expenditures for the addition of functionality as part of our efforts to optimize specific parts of our technology at our Agri-Energy Facility.

Financing Activities

During the six months ended June 30, 2014, we generated $12.9 million associated with financing activities, primarily related to the issuance of $25.9 million in Term Loans. This was partially offset by $9.6 million payments in principal payments to TriplePoint and $3.4 million in debt offering costs incurred primarily in connection with the issuance of the Term Loans. During the six months ended June 30, 2013, we used $4.2 million in cash from financing activities primarily resulting from principal payments on our secured debt with TriplePoint.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility which we Retrofit for the production of isobutanol. As of June 30, 2014, we have incurred capital costs of approximately $65.7 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In May 2014, the Company commenced the co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production.  In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of the positive ethanol margins currently available in the marketplace.

Redfield Energy, LLC

In June 2011, we entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield and executed the second amended and restated operating agreement of Redfield (together with the Joint Venture Agreement, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, we agreed to work with Redfield to Retrofit Redfield’s approximately 50 million gallon per year (“MGPY”) ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”) for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to our wholly-owned subsidiary, Gevo Development. Gevo Development is the sole holder of Class G Units, which entitles Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G Units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. According to the terms of the Joint Venture Agreement, such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate that commercial isobutanol production will become the most significant activity for the entity and, as a result, that consolidation of Redfield’s operation will be possible.

We will be responsible for all costs associated with the Retrofit of the Redfield Facility. Redfield will remain responsible for certain expenses relating to the Redfield Facility, including certain repair and maintenance expenses and any costs necessary to ensure that the facility is in compliance with applicable environmental laws. We anticipate that the Redfield Facility will continue its current ethanol production activities during much of the Retrofit. Following installation of the Retrofit assets, the ethanol production operations will be suspended to begin the Performance Testing Phase. Under the terms of the Joint Venture Agreement, during the Performance Testing Phase, we will be entitled to receive all revenue generated by the Redfield Facility and are obligated to make Facility Payments (as defined in the Joint Venture Agreement) to Redfield which payments include the costs incurred by Redfield to operate the Redfield Facility plus the profits, if any, that Redfield would have received if the facility had been producing ethanol during that period. We have also agreed to maintain an escrow fund during the Performance Testing Phase as security for our obligation to make the Facility Payments.

If certain conditions are met, commercial production of isobutanol at the Redfield Facility will begin upon the earlier of the date upon which certain production targets have been met or the date upon which the parties mutually agree that commercial isobutanol production at the Redfield Facility will be commercially viable at the then-current production rate. At that time, (i) we will have the right to appoint a total of four members to Redfield’s 11-member board of managers, and (ii) the voting and economic interests of the Class G Units will vest and, as a result, Gevo Development, as the sole holder of the Class G Units, will be entitled to a percentage of Redfield’s profits, losses and distributions, to be calculated based upon the demonstrated isobutanol production capabilities of the Redfield Facility.

The Joint Venture Agreement further provides that Gevo Development (or one of its affiliates) will be the exclusive marketer of all products produced by the Redfield Facility once commercial production of isobutanol at the Redfield Facility has begun. We have agreed to license the technology necessary to produce isobutanol at the Redfield Facility to Redfield, subject to the continuation of the marketing arrangement described above. In the event that the isobutanol production technology fails or Redfield is permanently prohibited from using such technology, Gevo Developent has agreed to forfeit the Class G Units and lose the value of our investment in Redfield.

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

As of June 30, 2014, we have incurred $0.4 million in project engineering and permitting process costs for the future Retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the Retrofit of the Redfield Facility.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. At December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 250,000 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of June 30, 2014 and no amount has been recorded as a liability for this milestone. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

In July 2011, we entered into an international off-take and distribution agreement with Sasol Chemical Industries Limited (“Sasol”) to market and distribute renewable isobutanol globally. The agreement had a term of three years and appointed Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. This agreement expired in July 2014 and no amounts have been recorded under this agreement as of June 30, 2014.

Toray Industries, Inc.

In June 2011, we announced that we had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries. Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make PX from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, we entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we used for the design and construction of a demonstration plant. In May 2014, we successfully shipped the requisite volumes of bio-PX associated with our contract with Toray Industries and, as a result, we recognized the $1.0 million, as well as revenue associated with the sale of the bio-PX, as a component of hyrdrocarbon revenue during the three months ended June 30, 2014. At December 31, 2013, we included the $1.0 million as a component of accounts payable and accrued liabilities on our consolidated balance sheets.

Senior Secured Debt

In May 2014, we entered into the Loan Agreement, with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more Term Loans to us in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement.  The First Advance of the Term Loan in the amount of $22.8 million, net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was paid to us in May 2014. Also in May 2014, we entered into an Exchange and Purchase Agreement (the “Exchange and Purchase Agreement”) by and among WB Gevo, Ltd., the Lenders and Whitebox, in its capacity as administrative agent for the Lenders. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were granted the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for our newly created 2017 Notes, which are convertible into shares of our common stock. The Exchange and Purchase Agreement also provides Whitebox with an option, subject to certain conditions, to purchase up to an additional $32.0 million aggregate principal amount of 2017 Notes. This option will expire in October of 2014.

In June 2014, Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture of the 2017 Notes by and among Gevo, Inc., its subsidiaries (in their capacity as guarantors), and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes have a maturity date of March 15, 2017 and a conversion price equal to $1.1584 per share or .8663 shares per $1 principal amount of 2017 Notes (the “Conversion Price”). The 2017 Notes do not contain any rights to anti-dilution adjustments for future equity issuances that are below the Conversion Price, and adjustments to the Conversion Price would be made only in the event that (i) there is a dividend or distribution paid on shares of common stock of Gevo, Inc. or (ii) there is a subdivision, combination or reclassification of such common stock. Optional prepayment of the 2017 Notes is not permitted.

While outstanding, the aggregate amount of the Term Loan under the Loan Agreement bore interest at a rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan. The aggregate amount of the 2017 Notes outstanding bears interest at a rate equal to 10% per annum, which is payable 5% in cash and under certain circumstances 5% in kind and capitalized and added to the principal amount of the 2017 Notes. While the Term Loan and 2017 Notes are outstanding, we are required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount under each of the Term Loan and the 2017 Notes, (including any capitalized and uncapitalized interest that is paid in kind) to be adjusted on an annual basis.

The Loan Agreement includes customary affirmative and negative covenants and events of default, including, without limitation, disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments. The Term Loan is secured by a lien on substantially all of our assets and the assets of the Guarantors Subsidiaries (as defined below) and the obligations of Gevo are guaranteed by Agri-Energy and Gevo Development (in their capacity as guarantors, the “Guarantor Subsidiaries”). In May 2014, in connection with the Loan Agreement, Gevo, Inc. and the Guarantors Subsidiaries, entered into a Pledge and Security Agreement in favor of Whitebox. The collateral pledged includes substantially all the assets of Gevo, Inc. and the Guarantor Subsidiaries, including intellectual property. In May 2014, Agri-Energy also entered into a Mortgage with respect to the real property located in Luverne, Minnesota. The 2017 Notes Indenture contains affirmative covenants, negative covenants and events of default that are generally consistent with the terms of the Loan Agreement described above and will be secured by a first priority lien on substantially all of the assets of the Company.

In connection with the transactions described above, we also entered into a Registration Rights Agreement, dated May 9, 2014 (the “Registration Rights Agreement”), pursuant to which we filed a registration statement on Form S-3 registering the resale of 17,534,279 shares of our common stock underlying the 2017 Notes. We expect to file additional registration statements on Form S-3 or to amend filings  in order to register additional shares of common stock for sale or resale, as necessary in connection with the 2017 Notes.

2022 Notes

In July 2012, we sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of cash discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted.

The 2022 Notes are convertible at an initial conversion rate of 175.6697 shares of Gevo, Inc. common stock per $1,000 principal amount of 2022 Notes, subject to adjustment in certain circumstances as described in the Indenture. This is equivalent to an initial conversion price of approximately $5.69 per share of common stock. Holders may convert the 2022 Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment (as defined in the Indenture). The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. As of June 30, 2014, certain holders of our 2022 Notes have elected to convert notes totaling $18.1 million, reducing the principal balance of the 2022 Notes to $26.9 million. Upon conversion, such 2022 Note holders received 3,179,608 shares of our common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 202.0202 per $1,000 principal amount of 2022 Notes.

If a Fundamental Change (as defined in the Indenture) occurs, at any time, then each holder will have the right to require us to repurchase all of such holder’s 2022 Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such 2022 Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date. Additionally, on July 1, 2017, each holder will have the right to require us to repurchase all of such holder’s 2022 Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of 2022 Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

We have a provisional redemption right (“Provisional Redemption”) to redeem, at our option, all or any part of the 2022 Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the Conversion Price in effect on such trading day. On or after July 1, 2017, we have an optional redemption right (“Optional Redemption”) to redeem, at our option, all or any part of the 2022 Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of 2022 Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

If there is an Event of Default (as defined in the Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to us and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.

Secured Long-Term Debt

Gevo Loan Agreement. In August 2010, we entered into a loan and security agreement with TriplePoint, pursuant to which we borrowed $5.0 million (the “Gevo Loan Agreement”). In July 2012, we used $5.4 million of the proceeds from the offering of the 2022 Notes to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed. All amounts outstanding under the Gevo Loan Agreement were paid in full using proceeds of a 2012 offering of 2022 Notes.

Original Agri-Energy Loan Agreement. In August 2010, Gevo Development entered into a loan and security agreement with TriplePoint, pursuant to which it borrowed $12.5 million to finance its acquisition of Agri-Energy (the “Original Agri-Energy Loan Agreement”). In September 2010, upon completion of the acquisition, the Original Agri-Energy Loan Agreement was amended to make Agri-Energy the borrower under the facility. In December 2013, we used $5.1 million of the proceeds from the offering of common stock units that was completed in December 2013 to pay off the remaining $5.1 million in outstanding principal under this loan.

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated through the Amended Agri-Energy Loan Agreement to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants and events of default. In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities, which prior to an amendment in May 2014, was set to mature on October 2015 and had an interest rate equal to 11%. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which matures in December 2015, bringing the total borrowed under the additional term loan facilities to $15.0 million. At June 30, 2014, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As of June 30, 2014, Agri-Energy has granted TriplePoint a junior security interest in, and a lien upon, all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement. Gevo, Inc. has also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into a security agreement which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement (the “Gevo Security Agreement”). Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement.

June 2012 Amendments. In June 2012, the Company entered into (i) an amendment to the Gevo Security Agreement (the “Security Agreement Amendment”) and (ii) an amendment to the Gevo Loan Agreement (the “Gevo Loan Amendment”). In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of our 2022 Notes; (ii) removed the options of Agri-Energy and the Company to elect additional interest-only periods upon the achievement of certain milestones; (iii) permitted Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the 2022 Notes; (iv) added as an event of default the payment, repurchase or redemption of the 2022 Notes or of amounts payable in connection therewith, other than certain permitted payments related to the 2022 Notes; (v) added a negative covenant whereby the Company could not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

December 2013 Amendments. In December 2013, the Company entered into additional amendments to certain of its existing agreements with TriplePoint and entered into a new intellectual property assignment agreement in favor of TriplePoint to, among other things:

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
—

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of June 30, 2014 are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

—	waive the requirement for Agri-Energy to make principal amortization payments on the Amended Agri-Energy Loan Agreement through December 31, 2014 (“the Restructure Period”);
—

raise the interest rates under the Amended Agri-Energy Loan Agreement to 13% during the Restructure Period (provided that such rate will return to 11% following the Restructure Period so long as no event of default under the Amended Agri-Energy Loan Agreement shall be continuing on the last day of the Restructure Period); and

—

during the period beginning January 2015, and continuing through and including the final monthly installment due under the Amended Agri-Energy Loan Agreement, adjust the monthly payment due and payable to 50% of the fully amortizing amount of principal and interest otherwise due and payable for such month, applied first to outstanding accrued interest and then to principal, with the remaining 50% portion of such required payments of principal and interest for such month accruing and made due and payable at the time of the final monthly installment.

May 2014 Amendments. In May 2014, the Company entered into a Consent Under and Third Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement and Omnibus Amendment to Loan Documents (the “2014 Amendment”) pursuant to which TriplePoint amended its agreements with the Company and consented to (a) the execution, delivery, and performance of the Loan Agreement, the Exchange and Purchase Agreement, the Registration Rights Agreement, the 2017 Notes Indenture, the 2017 Notes, and the other documents related thereto (collectively the “Senior Loan Documents”); (b) the incurrence of the Term Loan with Whitebox and any other indebtedness under the Senior Loan Documents (collectively, the “Senior Indebtedness”); (c) the consummation of the exchange of the Term Loan for the 2017 Notes; (d) the offering, issuance and sale of the 2017 Notes to Whitebox and the conversion of any 2017 Notes into the common stock of the Company pursuant to the terms of the 2017 Notes Indenture; (e) the guaranty of the Senior Indebtedness provided by the Guarantors; (f) the liens granted by each of the Company and the Guarantors to secure the Senior Indebtedness and the other obligations under the Senior Loan Documents; (g) the consummation of any transactions contemplated by, and the terms of, the Senior Loan Documents by the Company and the Guarantors; and (h) the payment and performance of any of the obligations under the Senior Loan Documents by the Company and the Guarantors, including the making of dividends and distributions by the Guarantors to the Company for the purpose of enabling the Company to make any payments under the Senior Loan Documents. In connection with the 2014 Amendment, TriplePoint entered into a subordination agreement with Whitebox pursuant to which TriplePoint subordinated its right of payment and lien priority to the Senior Indebtedness on the terms set forth in the subordination agreement.

As part of the May 2014 Amendments, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint.  At June 30, 2014, the amended loan agreement had a principal balance of $1.0 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of June 30, 2014, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at June 30, 2014 (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total

Principal debt payments (1)	$304	$666	$-	$53,978	$54,948
Interest payments on debt (2)	4,704	8,551	4,035	7,061	24,351
Operating leases (3)	1,733	2,980	2,290	7	7,010
Base fee due to South Hampton Resources, Inc. (4)	50	-	-	-	50

Total	$6,791	$12,197	$6,325	$61,046	$86,359
(1)	Principal debt payments include amounts due to Whitebox under the 2017 Note Indenture, principal amounts due to TriplePoint, and $26.9 million of principal associated with our 2022 Notes.
(2)	Represents cash interest payments due to Whitebox, TriplePoint and to holders of the 2022 Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)

In accordance with our pilot plant processing agreement with South Hampton Resources, Inc. we are obligated to pay a fixed monthly facility fee during the term of the agreement which ends in September 2014.

The table above reflects only payment obligations that are fixed and determinable as of June 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described below, there were no material changes in our market risk exposure during the six months ended June 30, 2014. For a discussion of our market risk associated with interest rates and commodity prices as of December 31, 2013, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2014.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On January 14, 2011, Butamax filed a complaint (the “Complaint”) against us in the Delaware District Court, as Case No. 1:11-cv-00054-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, we filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

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

On January 24, 2012, we filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “’808 Patent”), entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ’808 Patent claims methods to produce a C3-C6 alcohol––for example, isobutanol––through fermentation and to recover that alcohol from the fermentation medium. We sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On May 8, 2013, we stipulated and agreed to dismiss without prejudice the ’808 Patent suit against Butamax, DuPont, or their affiliates, with each side bearing its own costs and fees in the action. We further stipulated and agreed with Butamax that we shall not re-assert the ’808 Patent against Butamax, DuPont, or their respective affiliates until a final Certificate of Reexamination is received from the U.S. Patent and Trademark Office (“USPTO”) in Inter Partes Reexamination Control No. 95/000,666.

On March 12, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00298-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that we have meritorious defenses to these allegations and intend to vigorously defend this lawsuit.

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

On April 10, 2012, we filed a complaint (the “Gevo Complaint”) in the Delaware District Court, as Case No. 1:12-cv-00448-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,153,415 (the “’415 Patent”), entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’415 Patent claims technology which eliminates two pathways that compete for isobutanol pathway intermediates in yeast. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On April 17, 2012, we amended the Gevo Complaint to include allegations that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,158,404 (the “’404 Patent”), entitled “Reduced By-Product Accumulation for Improved Production of Isobutanol.” The ’404 Patent claims the reduction or elimination of important enzymes in a pathway in isobutanol-producing yeast. We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On May 9, 2012, coordinated discovery was ordered for Case Nos. 1:12-cv-00070-SLR, 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, and 1:12-cv-00448-SLR. By virtue of the same order, discovery in Case No. 1:12-cv-00602-SLR was also coordinated with these cases.

On May 15, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00602-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that we have meritorious defenses to these allegations and intend to vigorously defend this lawsuit.

On June 19, 2012, the Delaware District Court denied the motion for preliminary injunction which was filed by Butamax on September 22, 2011 with respect to the alleged infringement by us of one or more claims made in the ’889 Patent. As is normal and customary in patent infringement actions of this nature, Butamax then filed a notice of appeal. In connection with its appeal, Butamax also filed a motion with the Delaware District Court seeking a temporary order to limit our activities with respect to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction.

On July 6, 2012, the Delaware District Court issued a temporary order which stated, in part, that we could not deliver, provide, distribute, ship, release or transfer in any way bio-isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction. We filed an appeal of the temporary order. Under the temporary order, we remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court of Appeals granted our motion to stay the status quo order entered on July 6, 2012 by the Delaware District Court. On November 16, 2012, the Federal Circuit Court of Appeals affirmed the Delaware District Court’s denial of Butamax’s preliminary injunction motion.

On July 31, 2012, we filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP, BP Corporation North America Inc. and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “’089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” We are seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On December 17, 2012, this case was transferred to the Delaware District Court as Case No. 1:12-cv-01724-SLR. On February 19, 2013, BP filed a motion seeking to dismiss our complaint for failure to state a claim against it. On March 8, 2013, we filed a response in opposition to BP’s motion. On March 18, 2013, BP filed its reply brief, and the issue was submitted to the court for decision. On July 8, 2013, the court granted BP’s motion. Despite the court’s decision, Butamax, DuPont, BP Corporation North America Inc. and BP Biofuels North America LLC remain defendants in the suit.

On July 31, 2012, Butamax and DuPont filed a lawsuit in the Delaware District Court for declaratory judgment against us, as Case No. 1:12-cv-00999-SLR, seeking a judicial determination that the ’089 Patent is invalid and that Butamax and DuPont do not infringe it. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 6, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01014-SLR, alleging that we are infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On January 22, 2013, discovery in this case was consolidated with Case Nos. 1:12-cv-00070-SLR, 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, and 1:12-cv-00602-SLR. In December 2013, we withdrew our claims of infringement against Butamax in Case Nos. 1:12-cv-00301-SLR, and 1:12-cv-00448-SLR. Despite the withdrawal of our infringement claims against Butamax in Case Nos. 1:12-cv-00301-SLR and 1:12-cv-00448-SLR, Butamax continues to pursue counterclaims of invalidity in these cases. Case Nos. 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, 1:12-cv-00602-SLR, and 1:12-cv-01014-SLR are currently set for trial in July and August of 2014.

On August 14, 2012, we filed a lawsuit in the United States District Court for the Eastern District of Texas for a declaratory judgment against Butamax, DuPont, BP, BP Corporation North America Inc. and BP Biofuels North America LLC, as Case No. 2:12-cv-00435, seeking a judicial determination that a recently issued Butamax U.S. Patent No. 8,241,878 (the “’878 Patent”), entitled

“Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof” is invalid and that we do not infringe it. On December 17, 2012, this case was transferred to the Delaware District Court as Case No. 1:12-cv-01725-SLR. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

On August 14, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01036-SLR, alleging that we are infringing the ’878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses.

On September 25, 2012, we filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01202-SLR, alleging that Butamax and DuPont are infringing U.S. Patent No. 8,273,565 (the “’565 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” We were seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On September 25, 2012, Butamax and DuPont filed a lawsuit in the Delaware District Court for declaratory judgment against us, as Case No. 1:12-cv-01201-SLR, seeking a judicial determination that the ’565 Patent is invalid and that Butamax and DuPont do not infringe it. On August 9, 2013, Case Nos. 1:12-cv-01202-SLR and 1:12-cv-01201-SLR were closed following a voluntary stipulation of dismissal filed by both parties.

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

On October 8, 2012, Butamax filed a lawsuit in the Delaware District Court for declaratory judgment against us, as Case No. 1:12-cv-01301-SLR, seeking a judicial determination that Butamax is not infringing our U.S. Patent No. 8,283,505, entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” On January 28, 2014 the Delaware District Court issued an order dismissing Case No. 1:12-cv-01301-SLR.

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

On March 20, 2013, the Delaware District Court held the final pre-trial hearing leading up to the trial on the ’188 Patent and the ’889 Patent scheduled to commence April 1, 2013. During the hearing, Butamax’s attorney acknowledged that we do not infringe such patents under the Delaware District Court’s construction of a key claim term in such patents, “acetohydroxy acid isomeroreductase.” Butamax offered to stipulate to no literal infringement under the Delaware District Court’s construction. In view of this stipulation and the Delaware District Court’s prior ruling of no infringement under Butamax’s alternative infringement theory, the doctrine of equivalents, on April 10, 2013 a judgment of no infringement was entered in favor of us.

On April 19, 2013, Butamax filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit to appeal the Delaware District Court’s Memorandum and Order of March 19, 2013, and the Delaware District Court’s Amended Final Judgment of April 10, 2013. Oral arguments for the Butamax appeal were heard by the U.S. Court of Appeals for the Federal Circuit on November 7, 2013.

On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction. The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of our motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of our motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The remanded trial for the ’188 and ’889 patents in the Delaware District Court is scheduled to be held on July 21, 2014. On April 22, 2014, we filed a Petition for Writ of Certiorari with the U.S. Supreme Court to appeal the decision of the U.S. Court of Appeals for the Federal Circuit. On April 25, 2014, we filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of our Petition for Writ of Certiorari with the U.S. Supreme Court and any follow-on proceedings.

On July 11, 2014, the Delaware District Court granted our motion to stay the patent litigation on the ‘188 Patent and ‘889 Patent. The District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the District Court was based on the status of our Petition for Writ of Certiorari in the U.S. Supreme Court. The U.S. Supreme Court has neither granted nor denied our petition, but appears to be holding the petition pending its decision in Teva Case, a case that could change the Federal Circuit’s standard of review of district court claim construction and could ultimately negate jury verdicts obtained under the current interpretation of the patent claims. Oral argument in the Teva Case is scheduled for October 15, 2014, and an opinion from the U.S. Supreme Court is anticipated in the spring of 2015.

On February 18, 2014, the Delaware District Court granted our motion to stay the litigation regarding our ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during inter partes re-examination of those patents.

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

Certain Risks Relating to our Business and Strategy

Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our audited financial statements for the year ended December 31, 2013, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2013, indicating that the amount of working capital at December 31, 2013 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, sales or out licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We are a development stage company with a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses since Inception, including losses of $29.1 million, $66.8 million, $60.7 million and $48.2 million during the six months ended June 30, 2014 and the years ended December 31, 2013, 2012 and 2011, respectively. As of June 30, 2014, we had an accumulated deficit of $291.3 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. We are a development stage company and, to date, our revenues from the sale of isobutanol and related products have been limited. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial startup operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. Similarly, we may derive revenue from the sale of ethanol and related products during periods in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production and sale of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production, or the simultaneous production of both ethanol and isobutanol. Additionally, we have generated limited revenue from the sale of products such as ATJ fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements or our ATJ supply contracts are cancelled or we are unable to produce suitable ATJ material, our revenues could be adversely affected.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

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

In September 2010, we acquired ownership of the Agri-Energy Facility in Luverne, Minnesota. To date, we have successfully demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using corn mash feedstock at the Agri-Energy Facility. We may incur additional costs in order to ensure that the Agri-Energy Facility can produce both isobutanol and ethanol simultaneously. Such funds may not be available when we need them, on terms that are acceptable to us or at all. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Agri-Energy Facility and achieve full-scale commercial production at this facility may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

We have entered into a joint venture with Redfield Energy, LLC to Retrofit the Redfield Facility, and our production of isobutanol at the Redfield Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In June 2011, we acquired access to the Redfield Facility, a 50 MGPY ethanol production facility located near Redfield, South Dakota, pursuant to our joint venture with Redfield. We intend to Retrofit this facility to produce isobutanol, and will need access to additional capital in order to commence the Retrofit. Although we will be able to apply our experience from the Retrofit of the Agri-Energy Facility, no two ethanol facilities are exactly alike, and each Retrofit will require individualized engineering and design work. Cost overruns or other unexpected difficulties unique to the Redfield Facility could cause the Retrofit to cost more than we anticipate which could further increase our need for funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our full-scale commercial production of isobutanol at this facility. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to complete the Retrofit of the Redfield Facility, which is not yet underway, or acquire access to or Retrofit additional ethanol plants may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, such as if Butamax is successful in its lawsuits alleging that we are infringing its patents for the production of isobutanol using certain microbial host cells.

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending ourselves against lawsuits filed by Butamax alleging that we have infringed eight patents, including five patents claiming certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells, a patent claiming a modified Pseudomonas KARI enzyme, a patent claiming a modified E. coli KARI enzyme, and a patent claiming the use of L. lactis and S. mutans-related dihydroxy acid dehydratase enzymes in yeast. The litigation with Butamax is dynamic. We have filed complaints alleging infringement of certain of our patents by Butamax and we anticipate that additional patents involving the isobutanol production process that are issued to Butamax, its members or us will be involved in litigation.

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

In May 2014, we commenced the co-production of isobutanol and ethanol at our Agri-Energy Facility with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. We believe that the capability to switch between ethanol and isobutanol production, or produce both products simultaneously (as evidenced by our Agri-Energy Facility) will, subject to regulatory factors and depending on market conditions, mitigate certain significant risks associated with startup operations for isobutanol production, but there can be no assurance that we will be able to revert to ethanol production, or produce both products simultaneously at future plants, or that it will make sense, based on the then-current economic conditions for the production of ethanol, to do so. Even if we are able to revert to ethanol production, or produce both products simultaneously at certain facilities, those facilities may produce ethanol less efficiently or in lower volumes than they did prior to the Retrofit and such ethanol production may not generate positive economic returns. If we are unable to produce isobutanol at the volumes, rates and costs that we expect and are unable to revert to ethanol production at full capacity, or produce both products simultaneously, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

We may not be successful in the development of individual steps in, or an integrated process for, the production of commercial quantities of isobutanol from plant feedstocks in a timely or economic manner, or at all.

As of June 30, 2014, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to nameplate production levels. The production of isobutanol requires multiple integrated steps, including:

•	obtaining the plant feedstocks;
•	treatment with enzymes to produce fermentable sugars;
•	fermentation by organisms to produce isobutanol from the fermentable sugars;
•	distillation of the isobutanol to concentrate and separate it from other materials;
•	purification of the isobutanol; and
•	storage and distribution of the isobutanol.

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced commercial volumes of isobutanol at nameplate production levels. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the one MGPY demonstration facility and at the Agri-Energy Facility, such production was not at full nameplate capacity. Our production since the fourth quarter of 2014 has utilized a corn mash feedstock, but risk still exists for achieving nameplate capacity at this facility. The risk of contamination and other problems rise as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

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

Even if we successfully identify a facility suitable for efficient Retrofitting, we may not be able to acquire access to such facility in a timely manner, if at all. The owners of the ethanol facility may reach an agreement with another party, refuse to consider a joint venture, acquisition, lease or license, or demand more or different consideration than we are willing to provide. In particular, if the profitability of ethanol production increases, plant owners may be less likely to consider modifying their production, and thus may be less willing to negotiate with us or agree to allow us to Retrofit their facilities for isobutanol production. We may also find that it is necessary to offer special terms, incentives and/or rebates to owners of ethanol facilities that allow us to access and Retrofit their facilities while our production technology is being proven on a commercial scale. Even if the owners of a facility are interested in reaching an agreement that grants us access to the plant, negotiations may take longer or cost more than we expect, and we may never achieve a final agreement. Further, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, and we may not be able to raise capital on acceptable terms, or at all, to finance our joint venture, acquisition, participation or lease of facilities.

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

Though our Retrofit design for certain facilities will include the capability to switch between isobutanol and ethanol production, or produce both products simultaneously (as demonstrated by our Agri-Energy Facility), we may be unable to successfully revert to ethanol production, or produce both products simultaneously at certain facilities, or such facilities may produce ethanol less efficiently or in lower volumes than they did before the Retrofit. In addition, we may be unable to secure the necessary regulatory approvals and permits to switch between isobutanol and ethanol production, or produce both products simultaneously, in a timely manner, or at all. Thus, if we fail to achieve commercial levels of isobutanol production at a Retrofitted facility, we may be unable to rely on ethanol production as an alternative or additional revenue source, which could have a material adverse effect on our prospects.

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

Even if we produce isobutanol at our targeted rates, we may be unable to produce isobutanol that meets customer specifications, including those defined in ASTM D7862 “Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel.” We may need to add additional processing steps or incur capital expenditures in order to meet customer specifications which could add significant costs to our production process. For example, at the Agri-Energy Facility we intend to acquire and install a product purification column, which we believe will allow us to achieve our target customers’ product specifications without continuing to rely on third-party contract tolling providers. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. A failure to successfully meet the specifications of our potential customers could decrease demand, and significantly hinder market adoption of our products.

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

In addition to a limited number of definitive supply and distribution agreements, we have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including LANXESS and TOTAL PETROCHEMICALS USA, Inc. We may be unable to negotiate final terms with these or other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant Retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

We may, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale or issuance of equity, warrants or convertible debt securities, the ownership interests of our existing shareholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect their rights as stockholders. If we raise capital through debt financing, it may involve agreements that include covenants further limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our development and commercialization efforts.

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

To the extent that we produce ethanol at accessed plants before commencing isobutanol production, or during periods in which we make the strategic decision to revert to ethanol production, or produce both products simultaneously, we will be vulnerable to fluctuations in the price of and cost to produce ethanol.

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

The market for biofuels is heavily influenced by foreign, federal, state and local government regulations and policies. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that required nearly 14 billion gallons of liquid transportation fuels sold in 2011 to come from alternative sources, including biofuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels as defined by the U.S. Congress. The EPA has set the renewable fuels volume requirement for 2013 at 16.55 billion gallons. In the U.S., and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause the demand for biofuels to decline and deter investment in the research and development of biofuels. For example, the Energy and Commerce Committee of the U.S. House of Representatives has undertaken an assessment of the RFS program and has published five white papers on the subject during the current congressional period. The EPA has also said that it plans to assess the E10 blendwall and current infrastructure and market-based limitations to the consumption of ethanol in gasoline-ethanol blends above E10. In particular, the EPA is proposing to cut the volume requirements for advanced biofuels by more than 40% when compared to the requirements currently written into the statute. This proposal has created significant concerns throughout the biofuels industry, many of which were voiced by the biofuels industry during the public comment period. This type of legislative activity can create concern in the marketplace about the long-term sustainability of governmental policies. The absence of tax credits, subsidies and other incentives in the U.S. and foreign markets for biofuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products, which would adversely affect our business. The resulting market uncertainty regarding current and future standards and policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of July 25, 2014, we exclusively licensed rights to approximately 94 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 401 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only approximately 32 of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

We have engaged in hedging transactions to offset some of the effects of volatility in commodity prices. We have generally followed a policy of using exchange-traded futures contracts to reduce our net position in agricultural commodity inventories and forward purchase contracts to manage price risk. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging exposes us to the risk that we may have under- or over-estimated our need for a specific commodity or that the other party to a hedging contract may default on its obligation. If there are significant swings in commodity prices, or if we purchase more corn for future delivery than we can process, we may have to pay to terminate a futures contract, resell unneeded corn inventory at a loss, or produce our products at a loss, all of which would have a material adverse effect on our financial performance. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of isobutanol, distiller’s grains, iDGs™ or ethanol. Losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of June 30, 2014. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning our Securities

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Our indebtedness exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of June 30, 2014, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan Agreement with TriplePoint was approximately $1.0 million and we had $26.1 million in outstanding 2017 Notes, and $26.9 million in outstanding 2022 Notes. In addition, we and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indentures governing the Convertible Notes. For example, pursuant to the terms of certain of the Company’s debt financing agreements, Whitebox has an option, subject to certain conditions, to purchase up to an additional $32.0 million aggregate principal amount of 2017 Notes. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning Our Securities” section could intensify.

Our current and future indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness or any other indebtedness which we may incur in the future, we would be in default, which could permit the holders of our indebtedness, including the Convertible Notes, to accelerate the maturity of such indebtedness. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.

In particular, our indebtedness with Whitebox and TriplePoint is secured by liens on substantially all of our assets, including our intellectual property. If we are unable to satisfy our obligations under such instruments, Whitebox or TriplePoint, as applicable, could foreclose on our assets, including our intellectual property. Any such foreclosure could force us to substantially curtail or cease our operations which could have a material adverse effect on our business, financial condition and results of operations.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value.

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $26.36 and a low of $0.46.

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

•	announcements or expectations of additional financing efforts or the pursuit of strategic alternatives;
•	sales of our common stock or equity-linked securities, such as warrants, by us or our stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock, regardless of our operating performance, and cause the value of your investment to decline. Because the Convertible Notes are convertible into our common stock and the warrants are exercisable into our common stock, volatility or a reduction in the market price of our common stock could have an adverse effect on the trading price of the Convertible Notes and the warrants. Holders who receive common stock upon conversion of the Convertible Notes or exercise of the warrants will also be subject to the risk of volatility and a reduction in the market price of our common stock. In addition, the existence of the Convertible Notes and our outstanding warrants may encourage short selling in our common stock by market participants because the conversion of the Convertible Notes or exercise of the warrants could depress the price of our common stock.

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

As of June 30, 2014, stockholders who own more than 5% of our outstanding common stock, which consists of two stockholders, collectively have ownership of approximately 20% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the conversion of certain Convertible Notes or upon exercise of certain outstanding warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

Future issuances of our common stock or instruments convertible or exercisable into our common stock, including in connection with conversions of Convertible Notes or exercises of warrants, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.

We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes and/or the exercise of some or all of the warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Additionally, under the terms of certain warrants, in the event that a warrant is exercised at a time when we do not have an effective registration statement covering the underlying shares of common stock on file with the SEC, such warrant must be net exercised, which will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.

As of June 30, 2014, we had $26.9 million in outstanding 2022 Notes, which were convertible into 10,682,401 shares of common stock at the conversion rate in effect on June 30, 2014 (which amount includes 5,956,887 shares of common stock issuable in full satisfaction of the coupon make-whole payments due in connection therewith). The anticipated conversion of the $26.9 million in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have the option to issue common stock to any converting holder in lieu of making any required coupon make-whole payment in cash. If we elect to issue our common stock for such payment, the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. If our stock price decreases, the number of shares we would be required to deliver in connection with the coupon make-whole payments would increase. Given that the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the 2022 Notes or making cash payments in respect of the coupon make-whole payments due upon a conversion, we may be unable to make such payment in cash. If we issue additional shares of our common stock in satisfaction of such payments, this may cause significant additional dilution to our existing stockholders.

As of June 30, 2014, we had $26.1 million in outstanding 2017 Notes, which were convertible into 29,024,778 shares of our common stock at the conversion rate in effect on June 30, 2014. The 29,024,778 shares includes 6,486,795 shares of common stock that may be issuable from time to time in the event that the Company pays a portion of the interest on the 2017 Notes in kind or elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. The anticipated conversion of the principal amount of the 2017 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2017 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

The terms of the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint and the indentures governing the Convertible Notes, may restrict our ability to engage in certain transactions.

The terms of the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint and the indentures governing the Convertible Notes, may prohibit us from engaging in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness, acquiring or merging with other entities, or making dividends and other restricted payments unless we receive the prior approval of the requisite lenders or the requisite holders of the Convertible Notes. If we are unable to obtain such approval, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to repay such indebtedness in full.

The indentures governing the Convertible Notes may prohibit us from engaging in certain mergers or acquisitions and if a fundamental change of the Company occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes and, in certain circumstances, to pay the holders of Convertible Notes a make-whole payment equal to the aggregate amount of interest that would have been payable on such Convertible Notes from the repurchase date through the maturity date of such Convertible Notes. With respect to the 2022 Notes, if a fundamental change occurs prior to the maturity date of the 2022 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2022 Notes in connection with such fundamental change. With the respect to the 2017 Notes, the Company has the right to increase the conversion rate of the 2017 Notes by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest. In addition, if an extraordinary transaction occurs, holders of warrants will have the right, at their option, to require us to repurchase the unexercised portion of such warrants for an amount in cash equal to the value of the warrants, as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

The conversion or exercise prices, as applicable, of the Convertible Notes and warrants can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The conversion price of the 2022 Notes can fluctuate in certain circumstances, including in the event that we undertake certain stock dividends, splits, combinations or distributions or if there is a fundamental change prior to the maturity date of the 2022 Notes. In such instances, the conversion price of the 2022 Notes can fluctuate materially lower than the initial conversion price of $5.69 per share. The conversion price of the 2017 Notes can fluctuate in certain circumstances, including in the event that there is a dividend or distribution paid on shares of our common stock or a subdivision, combination or reclassification of our common stock. In such instances, the conversion price of the 2017 Notes can fluctuate materially lower than the initial conversion price of $1.1584 per share.

The number of shares of common stock for which certain of our warrants are exercisable may be adjusted in the event that we undertake certain stock dividends, splits, combinations, distributions, and the price at which such shares of common stock may be purchased upon exercise of the warrants may be adjusted in the event that we undertake certain issuances of common stock or convertible securities at prices lower than the then—current exercise price for the warrants. As a result of these provisions, the exercise price of the warrants that we issued in December 2013 was decreased to $1.68 per share in connection with our issuance of the 2017 Notes and was decreased to $1.43 per share in connection with our issuance of common stock  and warrants in August 2014. These provisions could result in substantial dilution to investors in our common stock.

The interest rates of the Convertible Notes can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The interest rates of the Convertible Notes can fluctuate in certain circumstances, including in the event of a default of our obligations under the indentures governing the Convertible Notes or the registration rights agreements, if any, entered into in connection with such notes. In addition, the interest on the 2017 Notes will be payable 50% in cash and 50% in kind if (i) no event of default has occurred and is continuing under the indentures governing the 2017 Notes and (ii) the last reported sales price of our common stock on the 10th trading day immediately preceding the relevant interest payment date is more than $1.10 per share. As the

Company may be required to pay a portion of the interest on the 2017 Notes in kind, by either increasing the principal amount of the outstanding 2017 Notes or issuing additional 2017 Notes, any increase to the interest rate applicable to the 2017 Notes could result in additional dilution to investors in our common stock.

We may not have the ability to pay interest on the Convertible Notes or to repurchase or redeem the Convertible Notes.

If a fundamental change (as defined in the indentures governing the Convertible Notes) occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% plus accrued and unpaid interest, to, but not including, the repurchase date. We would also be required to pay the holders of the 2017 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes through, but not including, the maturity date of such notes. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay any cash amounts that may become due upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, unless we are able to obtain the applicable lender’s consent prior to the taking of such action.

Our failure to repurchase tendered Convertible Notes at a time when the repurchase is required by the indenture governing such notes would constitute a default under such notes and would permit holders of such notes to accelerate our obligations under such notes. Such default may also lead to a default under the agreements governing any of our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

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

As of June 30, 2014, there were 3,873,563 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of the warrants.

As of June 30, 2014, there were 1,813,986 shares of common stock available for future grant under our 2010 Plan and 1,160,606 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested.

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

Under certain circumstances, if an extraordinary transaction (as defined in the warrants) occurs, holders of the warrants may require us to repurchase, for cash, the remaining unexercised portion of such warrants for an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. Our ability to repurchase the warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase the warrants. In addition, any such repurchase of the warrants may result in a default under the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, unless we are able to obtain such lender’s consent prior to the taking of such action. If we were unable to obtain such consent, compliance with the terms of the warrants would trigger an event of default under such agreements.

Concentration of ownership among our affiliates may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our affiliates who held our common stock as of June 30, 2014 together control approximately 23% of our outstanding common stock, with a single stockholder, Khosla Ventures I, L.P. and its affiliates, controlling approximately 17% of our outstanding common stock. If our affiliates or a group of our affiliates act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, our affiliates, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders and holders of warrants. This concentration of ownership could depress our stock price, which would in turn depress the trading price of the common stock and warrants.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

Under the terms of the agreements governing our indebtedness with TriplePoint, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement. Agri-Energy is also permitted to make dividends and distributions to Gevo, Inc. for certain defined purposes related to the Convertible Notes. Accordingly, even if we decide to pay cash dividends in the future, we may not be able to access cash generated by Agri-Energy if amounts are then outstanding pursuant to such agreements. We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

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

Our common stock may be delisted from The NASDAQ Global Market, which could affect its market price and liquidity.

We are required to continually meet the listing requirements of The NASDAQ Global Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The NASDAQ Global Market. On June 30, 2014, we received a deficiency letter from The NASDAQ Global Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum. In accordance with NASDAQ Listing Rules, we were provided a compliance period of 180 calendar days, or until December 29, 2014, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price requirement if the bid price of our common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days. If we do not regain compliance with the minimum closing bid price requirement during the initial 180-day compliance period, we may be eligible for an additional 180-day compliance period if we transfer the listing of our common stock to The NASDAQ Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement. If we do not regain compliance with the minimum closing bid price requirement during this second 180-day compliance period, NASDAQ will provide written notice that our securities are subject to delisting. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We cannot provide any assurance that our stock price will recover within the permitted grace period. If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

Furthermore, it would be a fundamental change under the indentures governing the Convertible Notes if our common stock is not listed on a national securities exchange. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% plus accrued and unpaid interest, to, but not including, the repurchase date. We would also be required to pay the holders of the 2017 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes through, but not including, the maturity date of such notes. Repurchase offers for the 2022 Notes would be prohibited by the agreements governing our secured indebtedness with TriplePoint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2014, we paid $30,937.50 to 361 Services, Inc. (“361 Services”) in connection with certain employee recruitment services rendered by 361 Services. In lieu of cash payment, we paid this fee through the issuance of 35,156 shares of our common stock to 361 Services. The offer and sale of the shares were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The only consideration that we received in the transaction was the satisfaction of our obligation to compensate 361 Services for $30,937.50 worth of employee recruitment services performed by 361 Services for the Company.

There were no other unregistered sales of equity securities, other than as disclosed in the Company’s Form 8-K filed with the SEC on June 12, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1
2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.1
4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11
4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12
4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 12, 2013	4.1
4.14	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.15	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.16	Indenture by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB, dated June 6, 2014 (for 10% Convertible Senior Secured Notes due 2017), dated June 6, 2014	8-K	001-35073	June 12, 2014	4.1
4.17	Exchange and Purchase Agreement by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014	8-K	001-35073	May 23, 2014	4.1
4.18	Registration Rights Agreement by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 15, 2014	4.2
10.1	Term Loan Agreement by and among Gevo, Inc., the Guarantors party thereto from time to time, the Lenders party thereto from time to time, and Whitebox Advisors LLC, as administrative agent for such Lenders, dated May 9, 2014.	8-K	001-35073	May 15, 2014	10.1
10.2	Consent Under and Third Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement and Omnibus Amendment to Loan Documents by and among Agri-Energy, LLC, Gevo, Inc., Gevo Development, LLC, and TriplePoint Capital LLC, dated May 9, 2014.	8-K	001-35073	May 15, 2014	10.2
10.3	Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Gevo Development, LLC, dated May 9, 2014.					X
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Date: August 14, 2014