Form 10-Q
period 2014-09-30
Gevo, Inc.
filed 2014-11-12
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, 99,592,858 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,010	$24,625
Accounts receivable	2,042	1,358
Inventories	4,027	3,581
Prepaid expenses and other current assets	861	1,163
Total current assets	20,940	30,727

Property, plant and equipment, net	82,510	83,475
Debt issue costs, net	567	801
Restricted deposits	2,611	-
Deposits and other assets	853	1,352
Total assets	$107,481	$116,355

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$7,433	$13,030
Current portion of secured debt, net of $34 and $492 discount at September 30, 2014 and December 31, 2013, respectively	253	788
Derivative warrant liability	2,877	7,243
Total current liabilities	10,563	21,061
Long-term portion of secured debt, net of $25 and $450 discount at September 30, 2014 and December 31, 2013, respectively	561	9,339
2017 notes recorded at fair value	25,564	-
2022 notes, net	12,920	14,501
Other long-term liabilities	348	479
Total liabilities	49,956	45,380

Commitments and Contingencies (see note 12)

Stockholders' Equity
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; none issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value per share; 250,000,000 authorized; 99,592,898 and 68,492,894 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	991	685
Additional paid-in capital	348,753	332,443
Deficit accumulated	(292,219)	(262,153)
Total stockholders' equity	57,525	70,975
Total liabilities and stockholders' equity	$107,481	$116,355

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue and cost of goods sold
Ethanol sales and related products, net	$9,197	$-	$14,719	$-
Hydrocarbon revenue	778	704	3,426	2,016
Grant and other revenue	166	406	620	1,168
Corn sales	-	17	-	3,345
Total revenues	10,141	1,127	18,765	6,529

Cost of corn sales	-	16	-	3,391
Cost of goods sold	11,760	4,730	24,709	9,474

Gross loss	(1,619)	(3,619)	(5,944)	(6,336)

Operating expenses
Research and development	3,723	5,476	11,414	16,280
Selling, general and administrative	3,570	6,668	13,508	19,897
Other operating expenses	-	-	-	-
Total operating expenses	7,293	12,144	24,922	36,177

Loss from operations	(8,912)	(15,763)	(30,866)	(42,513)

Other (expense) income
Interest expense	(2,017)	(1,733)	(6,227)	(7,321)
Interest expense - debt issuance costs	(581)	-	(3,766)	-
Loss on conversion of debt	-	-	-	(2,038)
Gain from change in fair value of embedded derivative of the 2022 Notes	726	1,587	3,470	2,280
Gain from change in fair value of derivative warrant liability	4,173	-	6,772	-
Gain from change in fair value of 2017 Notes	5,673	-	544	-
Other income	-	24	7	115
Total other income (expense)	7,974	(122)	800	(6,964)

Net loss	(938)	(15,885)	(30,066)	(49,477)

Deemed dividend - amortization of beneficial conversion feature on Series D-1 preferred stock	-	-	-	-

Net loss attributable to Gevo, Inc. common stockholders	$(938)	$(15,885)	$(30,066)	$(49,477)

Net loss per share attributable to Gevo, Inc. common stockholders - basic and diluted	$(0.01)	$(0.34)	$(0.40)	$(1.14)
Weighted-average number of common shares outstanding - basic and diluted	87,121,184	46,052,867	74,354,906	43,492,291

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating Activities
Net loss	$(30,066)	$(49,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of derivative warrant liabilities	(6,772)	-
Gain from change in fair value of embedded derivative of 2022 note	(3,470)	(2,280)
Gain from change in fair value of 2017 note	(544)	-
Non-cash stock-based compensation	2,362	3,083
Depreciation and amortization	3,214	2,558
Non-cash interest expense	6,374	3,747
Loss on conversion of debt	-	2,038
Loss from change in fair value of derivatives	-	175
Other non-cash expenses	-	649
Changes in operating assets and liabilities:
Accounts receivable	(685)	(169)
Inventories	(446)	1,814
Prepaid expenses and other current assets	302	239
Deposits and other assets	-	(49)
Accounts payable, accrued expenses, and long-term liabilities	(2,875)	5,952
Net cash used in operating activities	(32,606)	(31,720)

Investing Activities
Acquisitions of property, plant and equipment	(4,553)	(4,524)
Proceeds from sales tax refund	-	1,896
Restricted deposits	(2,611)	-
Net cash used in investing activities	(7,164)	(2,628)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Financing Activities
Payments on secured debt	(9,720)	(6,715)
Debt and equity offering costs	(5,051)	-
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	19	59
Proceeds from issuance of common stock and common stock units	18,000	-
Proceeds from issuance of 2017 Notes	25,907	-
Deposit on secured debt and other	-	(79)
Net cash (used in) provided by financing activities	29,155	(6,735)

Net (decrease) increase in cash and cash equivalents	(10,615)	(41,083)

Cash and cash equivalents
Beginning of period	24,625	66,744
Ending of period	$14,010	$25,661

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing	Nine Months Ended September 30,
and financing transactions	2014	2013
Cash paid for interest, net of interest capitalized	$3,697	$3,805
Capitalization of interest, from 2017 Convertible Notes	$201	$-
Non-cash purchase of property, plant and equipment	$99	$5,875
Conversion of convertible debt to common stock	$-	$12,784
Issuance of common stock for services	$-	$483
Issuance of common stock warrants	$2,400	$-

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005. Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012. In September 2012, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, the Company modified the Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, the Company resumed the limited production of isobutanol, operating one fermenter and one Gevo Integrated Fermentation Technology® (“GIFT®”) separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, the Company expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify its results with a second configuration of equipment. In October 2013, the Company began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and further modify the Agri-Energy Facility which it believes will enable the simultaneous production of isobutanol and ethanol. In July 2014, the Company began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of the positive ethanol contribution margins currently available in the marketplace.

At September 30, 2014, the Company continues to conduct research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility and raising capital. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to build out further isobutanol production capacity, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

The Company has primarily derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. The production of ethanol alone is not the Company’s intended business and its future strategy is expected to depend on its ability to produce and market isobutanol and products derived from isobutanol. Given that the production of ethanol alone is not the Company’s intended business, and the Company is only beginning to achieve more consistent production and revenue from the sale of isobutanol, the historical operating results of Agri-Energy may not be indicative of future operating results for Agri-Energy or Gevo.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Financial Condition. For the three and nine months ended September 30, 2014, the Company incurred a consolidated net loss of $0.9 million and $30.1 million, respectively, and had an accumulated deficit of $292.2 million. The Company’s cash and cash equivalents at September 30, 2014 totaled $14.0 million which is primarily being used for the following: (i) operating activities and completion of the side-by-side configuration of the Agri-Energy Facility; (ii) operating activities at its corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with its Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between British Petroleum (“BP”), E.I. du Pont de Nemours and Company (“DuPont”), and Dupont and BP Biofuels; and (vi) debt service obligations. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Based on the Company’s current operating plan, the Company believes that the current levels of cash will fund planned operations into 2015 without additional sources of cash.

Despite the Company’s continued success in meeting isobutanol fermentation targets, producing isobutanol and ethanol simultaneously, and its progress toward achieving breakeven earnings before interest, taxes, depreciation and amortization (EBITDA) at the Agri-Energy Facility, the Company continues to face significant expenses related to its ongoing litigation with Butamax.  While the United States District Court has temporarily stayed the litigation with Butamax involving certain patents, trials related to other patents were recently scheduled for August 2015 and April 2016 and the Company expects to incur significant costs preparing for and participating in these upcoming trials. The Company continues to believe that the Butamax complaints are without merit.  However, if it is unable to raise the significant funds that will be required for it to continue to defend its freedom to operate, the Company could be forced to change its business strategy which may include one or more of the following:  (i) terminating the research and development, manufacture, sale and use of products that include the subject intellectual property; (ii) conducting research and development and manufacturing any products that include the subject intellectual property outside of the United States; (iii) shifting its focus to the production of ethanol and/or the development of hydrocarbon products, including those that can be produced from ethanol; or (iv) pursuing strategic alternatives, including the monetization of some or all of the Company’s assets, in order to maximize stockholder value.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2014 and for all periods presented. The consolidated statements of operations for the three and nine months ended September 30, 2014 and consolidated statements of cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).

Significant accounting policies. The Company has elected the fair value option for certain long-term debt instruments that qualify for such treatment. See Note 7 for a detailed description of the accounting for the 2017 convertible notes that are accounted for in this manner. The Company also placed into service the Retrofit asset (as defined below) in July of 2014 and began depreciating the asset over a 20 year useful life.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The amendments in ASU 2014-10 remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification®. ASU 2014-10 is effective for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted and the Company adopted ASU 2014-10 in the third quarter of 2014 which consisted principally of removing Inception to date information on the Company’s statements of operations, equity and cash flows as well as other inception to date disclosures in the notes to the consolidated financial statements.

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three and nine months ended September 30, 2014 and 2013 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	Nine Months Ended September 30,
	2014	2013
Warrants to purchase common stock	37,563,548	1,259,998
Convertible 2017 notes	22,537,983	-
Convertible 2022 notes	4,725,516	4,725,392
Outstanding options to purchase common stock	3,741,150	3,172,213
Unvested restricted common stock	1,010,220	1,033,731
Total	69,578,417	10,191,334

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	September 30,	December 31,
	2014	2013
Raw materials
Corn	$1,376	$1,456
Enzymes and other inputs	376	514
Finished goods	623	192
Work in process	228	224
Spare parts	1,424	1,195

Total inventories	$4,027	$3,581

Included in cost of goods sold is depreciation of $1.4 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $1.6 million during the nine months ended September 30, 2014 and 2013, respectively.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful	September 30,	December 31,
	Life	2014	2013
Construction in progress	-	$356	$66,033
Plant machinery and equipment	10 years	13,093	11,009
Site improvements	10 years	7,009	7,007
Retrofit asset	20 years	65,659	-
Lab equipment, furniture and fixtures and vehicles	5 years	6,369	6,303
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,465	1,437
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,143	2,105
Total property, plant and equipment		102,234	100,034
Less accumulated depreciation and amortization		(19,724)	(16,559)

Property, plant and equipment, net		$82,510	$83,475

The Retrofit asset was placed in service in the third quarter of 2014 and is being depreciated over 20 years.

Prior to the first quarter of 2014, the Company capitalized interest on its secured debt associated with its qualifying assets, which related to the retrofit of the Agri-Energy Facility (“Retrofit asset”) that was actively being developed. The Company did not capitalize any interest during the three and nine months ended September 30, 2014 as there were no qualifying assets which were actively being developed. The Company capitalized $0.1 million and $0.2 million of interest during the three and nine months ended September 30, 2013, respectively.

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

The Company has historically followed a policy of using exchange-traded futures contracts as a means of managing its exposure to fluctuations in operating margins based on changes in commodity prices. The Company did not have any exchange-traded futures contracts as of September 30, 2014. During the three and nine months ended September 30, 2013, exchange-traded futures contracts were valued at fair value and changes in fair value are recorded in cost of goods sold in the consolidated statements of operations.

Forward purchase contracts are recorded at fair value unless a company elects to use the “normal purchases and normal sales scope exception” guidance of GAAP. To qualify for the normal purchases and normal sales scope exception, a contract must be appropriately designated and must provide for the purchase or sale of physical commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations. The Company did not have forward purchase contracts during the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, the Company did not elect the normal purchase and normal sales scope exception to its forward purchase contracts.

The foregoing derivatives do not include any credit risk related contingent features, the Company has not entered into these derivative financial instruments for trading or speculative purposes, and it has not designated any of its derivatives as hedges for financial accounting purposes. At September 30, 2014 and December 31, 2013, the Company did not have any exchange-traded futures contracts or forward purchase contracts and, as such, did not hold any cash in margin deposit accounts.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the realized and unrealized gain / (loss) of the Company’s derivative instruments (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Realized Gain / (Losses)	2014	2013	2014	2013
Exchange-traded futures contracts	$-	$168	$-	$490

Unrealized Gain / (Losses)
Exchange-traded futures contracts	-	42	-	(176)
Forward purchase contracts	-	(11)	-	1

 Convertible 2022 Notes

In July 2012, the Company issued 7.5% convertible senior notes due 2022 (the “2022 Notes”) which contain the following embedded derivatives: (i) rights to convert into shares of the Company’s common stock, including upon a Fundamental Change (as defined in the indenture governing the 2022 Notes (the “Indenture”)); and (ii) a Coupon Make-Whole Payment (as defined in the Indenture) in the event of a conversion by the holders of the 2022 Notes prior to July 1, 2017. Embedded derivatives are separated from the host contract, the 2022 Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivatives within the 2022 Notes meet these criteria and, as such, must be valued separate and apart from the 2022 Notes as one embedded derivative and recorded at fair value each reporting period.

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2022 Notes. A binomial lattice model generates two probable outcomes, whether up or down, arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the 2022 Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the 2022 Notes will be converted early if the conversion value is greater than the holding value; or (ii) the 2022 Notes will be called if the holding value is greater than both (a) the Redemption Price (as defined in the Indenture) and (b) the conversion value plus the Coupon Make-Whole Payment at the time. If the 2022 Notes are called, then the holders will maximize their value by finding the optimal decision between (1) redeeming at the Redemption Price and (2) converting the 2022 Notes.

Using this lattice, the Company valued the embedded derivative using a “with-and-without method,” where the value of the 2022 Notes including the embedded derivative, is defined as the “with”, and the value of the 2022 Notes excluding the embedded derivative, is defined as the “without”. This method estimates the value of the embedded derivative by looking at the difference in the values between the 2022 Notes with the embedded derivative and the value of the 2022 Notes without the embedded derivative. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivative.

	September 30,	December 31,
	2014	2013
Stock price	$0.34	$1.43
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	2.3%	2.8%
Estimated stock volatility	85%	65%
Estimated credit spread	20%	33%

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the value of the 2022 Notes with and without the embedded derivative, and the fair value of the embedded derivative (in thousands).

	September 30,	December 31,
	2014	2013
Fair value of Convertible Notes:
With the embedded derivative	$18,938	$15,925
Without the embedded derivative	18,938	12,455
Estimated fair value of the embedded derivative	$-	$3,470

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivative. For example, the estimated fair value of the embedded derivative will generally decrease with; (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) an increase in the estimated credit spread. The changes in the estimated fair value of the embedded derivative during the three and nine months ended September 30, 2014 and 2013 represent unrealized gains, respectively, which have been recorded as gains from change in fair value of embedded derivative in the consolidated statements of operations.

Derivative Warrant Liability

In December 2013, the Company sold 21,303,750 common stock units. Each common stock unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock  (the “2013 Warrants”). The agreement governing the 2013 Warrants includes the following terms:

—

the 2013 Warrants have an exercise price of $1.43 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2013 Warrants;

—	the 2013 Warrants have an expiration date of December 16, 2018;
—

a holder of 2013 Warrants may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the 2013Warrants through a cash exercise;

—

the exercise price and the number and type of securities purchasable upon exercise of 2013 Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

—

in the event of an extraordinary transaction (as defined in the 2013 Warrant agreement), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the 2013 Warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the 2013 Warrants.

In August 2014, the Company sold 30,000,000 shares of common stock and warrants to purchase an additional 15,000,000 shares of common stock (the “2014 Warrants”). The agreement governing the 2014 Warrants includes the following terms:

—

the 2014 Warrants have an exercise price of $0.85 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2014 Warrants;

—	the 2014 Warrants have an expiration date of August 5, 2019;
—

a holder of the 2014 Warrants may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the 2014 Warrants through a cash exercise;

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

—

the exercise price and the number and type of securities purchasable upon exercise of the 2014 Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

—

in the event of an extraordinary transaction (as defined in the 2014 Warrant agreement), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the 2014 Warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the 2014 Warrants.

Based on these terms, the Company has determined that the 2013 Warrants and the 2014 Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $2.9 million and $7.2 million as of September 30, 2014 and December 31, 2013, respectively. The decrease in the estimated fair value of the Warrants represents an unrealized gain which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations.

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	September 30,	December 31,
	2014	2013
Accounts payable — trade	$2,760	$6,460
Accrued legal-related fees	2,237	2,999
Deferred revenue	-	1,000
Accrued employee compensation	947	818
Other accrued liabilities	1,489	1,753
Total accounts payable and accrued liabilities	$7,433	$13,030

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

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $1.1584 per share or .8663 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable 5% in cash and under certain circumstances 5% in kind and capitalized and added to the principal amount of the 2017 Notes. While the 2017 Notes

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of September 30, 2014, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted cash.

While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

The 2017 Notes Indenture contains customary affirmative and negative covenants for agreements of this type and events of default, including, restrictions on disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments, unless the Company receives the prior approval of the required holders. The 2017 Notes Indenture also contains limitations on the ability of the holder to assign or otherwise transfer its interest in the 2017 Notes.  The 2017 Notes are secured by a lien on substantially all of the assets of the Company and is guaranteed by Agri-Energy and Gevo Development (together, the “Guarantor Subsidiaries” or “Guarantors”). On June 6, 2014, in connection with the issuance of the 2017 Notes, the Company and the Guarantor Subsidiaries entered into a Pledge and Security Agreement in favor of the collateral trustee. The collateral pledged includes substantially all of the assets of the Company and the Guarantor Subsidiaries, including intellectual property and real property.  Agri-Energy has also entered into a mortgage with respect to the real property located in Luverne Minnesota.

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

In connection with the transactions described above, the Company also entered into a Registration Rights Agreement, dated May 9, 2014 (the “Registration Rights Agreement”), pursuant to which the Company filed a registration statement on Form S-3 registering the resale of 17.5 million shares of the Company’s common stock which are issuable under the 2017 Notes. This registration statement was declared effective on July 25, 2014. The Company expects to file additional registration statements on Form S-3 or to amend filings in order to register additional shares of common stock of the Company for sale or resale, as necessary in connection with the 2017 Notes.

The Company has elected the fair value option for accounting of the Term Loan and 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at September 30, 2014 of $26.1 million has been recorded at its estimated fair value of $25.6 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at September 30, 2014. Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain from change in fair value of 2017 Notes in the consolidated statement of operations. During the three and nine months ended September 30, 2014, the Company incurred cash interest expense of $0.6 million and $0.9 million, respectively, and non-cash paid-in-kind interest expense of $0.2 million, which has been capitalized and included in the principal amount of 2017 Notes as of September 30, 2014.

The following table sets forth the inputs to the lattice model that were used to value the Term Loan and 2017 Notes for which the fair value option was elected.

September 30,
2014
Stock price	$0.34
Conversion Rate	863.3
Conversion Price	$1.16
Maturity date	March 15, 2017
Risk-free interest rate	0.80%
Estimated stock volatility	85.0%
Estimated credit spread	15.0%

The following table sets forth information pertaining to the Term Loan and 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of Term Loans	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2013	$-	$-	$-	$-
Issuance of Term Loan	25,907	-	-	25,907
Exchange of Term Loan for 2017 Notes	(25,907)	25,907	-	-
Non-cash paid-in-kind interest expense	-	201	-	201
Gain from change in fair value of debt	-	-	(544)	(544)
Balance - September 30, 2014	$-	$26,108	$(544)	$25,564

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the Term Loan and 2017 Notes. For example, the estimated fair value will generally decrease with; (1) a decline in the stock price; (2) increases in the estimated stock volatility; and (3) an increase in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the three and nine months ended September 30, 2014, represents an unrealized gain which has been recorded as gain from change in fair value of 2017 Notes in the consolidated statements of operations.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	September 30,	December 31,
	2014	2013
Secured debt
TriplePoint - September 2010 Advance	$-	$917
TriplePoint - October 2011 Advance	-	6,657
TriplePoint - January 2012 Advance	-	3,495
TriplePoint - May 2014 Advance	897	-
Total secured debt	897	11,069
Less:
Unamortized debt discounts	(58)	(942)
	839	10,127
Less current portion of debt	(253)	(788)
Long-term portion of debt	$586	$9,339

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

—	grant TriplePoint a lien and security interest in all of the Intellectual property of the Company;
—

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of September 30, 2014 are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

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

May 2014 Amendments. In May 2014, the Company and its subsidiaries entered into a Consent Under and Third Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement and Omnibus Amendment to Loan Documents (the “2014 Amendment”) pursuant to which TriplePoint amended its agreements with the Company and its subsidiaries and consented to (a) the execution, delivery, and performance of the Loan Agreement, the Exchange and Purchase Agreement, the Registration Rights Agreement, the 2017 Notes Indenture, the 2017 Notes, and the other documents related thereto (collectively the “Senior Loan Documents”); (b) the incurrence of the Term Loan with Whitebox and any other indebtedness under the Senior Loan Documents (collectively, the “Senior Indebtedness”); (c) the consummation of the exchange of the Term Loan for the 2017 Notes; (d) the offering, issuance and sale of the 2017 Notes to Whitebox and the conversion of any 2017 Notes into the common stock of the Company pursuant to the terms of the 2017 Notes Indenture; (e) the guaranty of the Senior Indebtedness provided by the Guarantors; (f) the liens granted by each of the Company and the Guarantors to secure the Senior Indebtedness and the other obligations under the Senior Loan Documents; (g) the consummation of any transactions contemplated by, and the terms of, the Senior Loan Documents by the Company and the Guarantors; and (h) the payment and performance of any of the obligations under the Senior Loan Documents by the Company and the Guarantors, including the making of dividends and distributions by the Guarantors to the Company for the purpose of enabling the Company to make any payments under the Senior Loan Documents.

As part of the May 2014 Amendments, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint. At September 30, 2014, the amended loan agreement had a principal balance of $0.9 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of September 30, 2014, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement

On July 31, 2014, the Company entered into amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of warrants and the incurrence of indebtedness by the Company under such warrants.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Principal Amount of 2022 Notes	Debt Discount	Total
Balance - December 31, 2012	$11,000	$45,000	$(30,446)	$25,554
Amortization of debt discount	-	-	2,780	2,780
Write-off of debt discount associated with conversion of debt	-	-	11,277	11,277
Gain from change in fair value of embedded derivatives	(2,280)	-	-	(2,280)
Conversion	(4,416)	(18,100)	-	(22,516)
Balance - September 30, 2013	$4,304	$26,900	$(16,389)	$14,815

	Embedded Derivatives	Principal Amount of 2022 Notes	Debt Discount	Total
Balance - December 31, 2013	$3,470	$26,900	$(15,869)	$14,501
Amortization of debt discount	-	-	1,889	1,889
Gain from change in fair value of embedded derivatives	(3,470)	-	-	(3,470)
Balance - September 30, 2014	$-	$26,900	$(13,980)	$12,920

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three and nine months ended September 30, 2014, the Company recorded $0.7 million and $2.0 million, respectively, of expense related to the amortization of debt discounts and issue costs and recorded $0.5 million and $1.5 million, respectively, of interest expense related to the 2022 Notes. During the three and nine months ended September 30, 2013, the Company recorded $0.5 million and $2.8 million, respectively, of expense related to the amortization of debt discounts and issue costs and recorded $0.5 million and $1.8 million, respectively, of interest expense related to the 2022 Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. As of September 30, 2014, certain holders of the 2022 Notes had elected to convert notes totaling $18.1 million, reducing the principal balance of the 2022 Notes to $26.9 million. Upon conversion, such 2022 Note holders received 3,179,608 shares of common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 202.0202 shares of common stock per $1,000 principal amount of 2022 Notes.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

International Off-Take and Distribution Agreement with Sasol. In July 2011, the Company and Sasol Chemical Industries Limited (“Sasol”) entered into an international off-take agreement to market and distribute renewable isobutanol globally. The agreement had an initial term of three years and appointed Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. This agreement expired in July 2014 and no amounts had been recorded under this agreement as of September 30, 2014.

Exclusive Supply Agreement with LANXESS. In January 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. No amounts have been incurred under this agreement as of September 30, 2014.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. In August 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three--year supply services agreement with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of September 30, 2014.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through December 31, 2012 and during the three and nine months ended September 30, 2014 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The Company did not sell any ethanol during the three or nine months ended September 30, 2013. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force. The term of the agreement was through December 30, 2012. In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of biojet fuel. In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons. In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of biojet fuel. During the three and nine months ended September 30, 2014, the Company recorded $0.8 million and $1.6 million, respectively, of revenue associated with shipments of biojet fuel under these contracts. During the three and nine months ended September 30, 2013, the Company recorded $0.4 million and $1.1 million, respectively, of revenue associated with shipments of biojet fuel under these contracts.

Commercialization and Development Agreements

Development and Commercialization Agreements with ICM, Inc. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ prior written notice. The Company did not incur any costs relating to the demonstration plant during the nine months ended September 30, 2014 or 2013.

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

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola agreed to pay the Company a fixed price fee for a research program outlined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. The Company did not recognize revenue under this agreement during the three and nine months ended September 30, 2014 and recognized $0.3 million and $0.9 million, during the three and nine months ended September 30, 2013, respectively.

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. As of December 2012, the Company had not completed milestone number four. However, under the terms of the agreement, the Company was entitled to pay a $0.5 million license fee in lieu of completing milestone number four. This fee was paid in March 2013 through the issuance of 250,000 shares of the Company’s common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of September 30, 2014 and no amount has been recorded as a liability for this milestone.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Gevo, Inc. made capital contributions to Gevo Development of $1.6 million and $24.7 million during the three and nine months ended September 30, 2014, respectively, and $7.0 million and $14.1 million during the three and nine months ended September 30, 2013, respectively.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gevo Development Net Loss	$(2,808)	$(5,559)	$(12,411)	$(12,862)

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

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of September 30, 2014 and December 31, 2013, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, as of September 30, 2014 under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

As of September 30, 2014, the Company has incurred $0.4 million in preliminary project engineering and permitting process costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

11. Stock-Based Compensation

The Company records expense during the vesting period for share-based payment awards granted to employees and non-employees.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options and employee stock purchase plan awards
Research and development	$96	$172	$355	$507
Selling, general and administrative	225	411	764	1,499

Restricted stock awards
Research and development	90	-	361	-
Selling, general and administrative	448	374	882	1,038

Warrants issued
Selling, general and administrative	-	-	-	39
Non-cash stock-based compensation	859	957	2,362	3,083

Modified stock option awards
Selling, general and administrative	-	-	-	-

Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	-	-	-	-
Cash stock-based compensation	-	-	-	-

Total stock-based compensation	$859	$957	$2,362	$3,083

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

On September 13, 2011, the Company filed an answer to the Amended Complaint in which it asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375 (the “’375 Patent”), entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376 (the “’376 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The counterclaims sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims were set for trial in August 2013. On July 26, 2013, the Delaware District Court issued an order regarding claim construction and summary judgment of the Company’s counterclaims involving the ’375 and ’376 Patents. Both parties had asked the Delaware District Court to resolve certain issues regarding the ’375 and ’376 Patents without a trial by seeking summary judgment from the Delaware District Court. Butamax had filed motions seeking summary judgment that it did not infringe such patents and the Delaware District Court granted Butamax’s motions on this issue. Butamax had also moved for summary judgment of invalidity on both patents. The Delaware District Court granted Butamax’s motion of invalidity on the ’375 Patent, but denied Butamax’s motion of invalidity on the ’376 Patent. On August 8, 2013, an order was issued by the Delaware District Court which entered a final judgment of non-infringement in favor of Butamax and DuPont with respect to the claims of the ’375 and ’376 Patents. The August 8, 2013 order also entered a final judgment

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

of invalidity in favor of Butamax and DuPont with respect to the claims of the ’375 Patent. In addition, it was further ordered that the Butamax and DuPont claims and counterclaims relating to the unenforceability of the ’375 Patent, and the invalidity and/or unenforceability of the ’376 Patent, would be dismissed without prejudice, and that the Butamax and DuPont claims for exceptional case, attorney’s fees and/or costs would be preserved for later presentation to the Delaware District Court. As a result of the August 8, 2013 order, a trial did not occur on August 12, 2013 as previously scheduled. On August 26, 2014, Butamax and DuPont’s claims for exceptional case, attorney’s fees and/or costs were denied.

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

On March 12, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00298-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit. This case is scheduled for trial on April 25, 2016.

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

On May 15, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00602-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend this lawsuit. This case is scheduled for trial on April 25, 2016.

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

On August 6, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01014-SLR, alleging that the Company is infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on April 25, 2016. On January 22, 2013, discovery in this case was consolidated with Case Nos. 1:12-cv-00070-SLR, 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, and 1:12-cv-00602-SLR. In December 2013, Gevo withdrew claims of infringement against Butamax in Case Nos. 1:12-cv-00301-SLR, and 1:12-cv-00448-SLR. Despite the withdrawal of the infringement claims by Gevo against Butamax in Case Nos. 1:12-cv-00301-SLR and 1:12-cv-00448-SLR, Butamax continues to pursue counterclaims of invalidity in these cases.

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

On August 14, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01036-SLR, alleging that the Company is infringing the ’878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on August 24, 2015.

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

On September 25, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01200-SLR, alleging that the Company is infringing U.S. Patent No. 8,273,558, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on August 24, 2015.

On October 8, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01300-SLR, alleging that the Company is infringing U.S. Patent No. 8,283,144, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on August 24, 2015.

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

On February 13, 2013, coordinated discovery was ordered for Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01201-SLR, 1:12-cv-01202-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR. Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR and 1:12-cv-01300-SLR are currently set for trial on August 24, 2015.

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

On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction. The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of Gevo’s motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of Gevo’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The remanded trial for the ’188 and ’889 patents in the Delaware District Court was scheduled to be held on July 21, 2014. On April 22, 2014, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States to appeal the Federal Circuit Court’s decision. On April 25, 2014, the Company filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of the Company’s Petition for Writ of Certiorari with the Supreme Court of the United States and any follow-on proceedings. On July 11, 2014, the US District Court of Delaware granted Gevo’s motion to stay the patent litigation on the ‘188 and ‘889 Patents. The District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the District Court was based on the status of Gevo’s petition for a writ of certiorari in the United States Supreme Court. The Supreme Court has neither granted nor denied Gevo’s petition, but appears to be holding the petition pending its decision in Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc., a case that could change the Federal Circuit’s standard of review of district court claim

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

construction, and could ultimately negate any jury verdict obtained under the current interpretation of the patent claims. Oral argument in Teva occurred on October 15, 2014 and an opinion from the Supreme Court is anticipated in the spring of 2015.

On February 18, 2014, the Delaware District Court granted Gevo’s motion to stay the litigation regarding Gevo’s ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during inter partes re-examination of those patents.

A mediation session between Gevo and Butamax occurred on June 5, 2014.

Due to the nature and stage of this litigation, the Company has determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The next Delaware District Court trial for the Butamax litigation is currently scheduled for August 24, 2015. The Company expects to continue to incur significant costs related to its involvement in the foregoing legal proceedings.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2014 and December 31, 2013, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2014.

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

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. The Company incurred a write-down of  inventory of $0.2 million during the three and nine months ended

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2014. During the three and nine months ended September 30, 2013, the Company incurred a $0.6 million write-down of its corn inventory to market prices.

Derivative Assets and Liabilities. The fair value of exchange-traded derivative instruments is based on Level 1 inputs using quoted market prices. Exchange-traded derivative instruments are recorded in the consolidated balance sheets at fair value. The Company did not have any exchange-traded derivative instruments at September 30, 2014 or December 31, 2013.

The fair value of the Company’s forward contract derivative instruments are derived based upon a market approach using Level 2 inputs, including the price at the delivery location adjusted for basis differentials, counterparty credit quality, the effect of the Company’s own credit worthiness, the time value of money and/or the liquidity of the market. The Company did not have any forward contract derivative instruments at September 30, 2014 or December 31, 2013.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. In May 2014 the Company entered into an amended agreement with TriplePoint in which the loans outstanding were settled in exchange for a new loan with a May 2017 maturity date for $1.0 million which amortizes over 36 months and bears interest at a rate equal to 9% per annum.  The Company has determined that the estimated fair value approximates book value as of September 30, 2014.

The following table sets forth the principal balance of the Company’s secured debt obligations and the associated estimated fair value (in thousands) as of September 30, 2014.

	September 30, 2014
Issuance	Principal Balance	Estimated Fair Value
TriplePoint - May 2014 Advance	$897	$839

The following table sets forth the principal balance of the Company’s secured debt obligations and the associated estimated fair value (in thousands) for the periods indicated.

	September 30, 2014		December 31, 2013
Issuance	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value

TriplePoint - September 2010 Advance	$-	$-	$917	$847
TriplePoint - October 2011 Advance	-	-	6,657	5,942
TriplePoint - January 2012 Advance	-	-	3,495	3,079

2017 Notes.  The Company has estimated the fair value of the 2017 Notes, to be $25.6 million at September 30, 2014 based upon Level 2 inputs, including the market price of the Company’s common stock.  The Company has valued the 2017 Notes and all of its components using the fair value option as there are no embedded instruments which qualify for equity presentation.  See Note 7 for the fair value inputs used to estimate the fair value of the 2017 Notes. On the date of issuance in May 2014, the 2017 Notes were a term loan and recorded at fair value at that date.

2022 Notes Embedded Derivative. The Company has estimated the fair value of the 2022 Notes, including the embedded derivative, to be $18.9 million and $15.9 million at September 30, 2014 and December 31, 2013, respectively, based upon Level 3 inputs, including the market price of the 2022 Notes derived from actual trades of the 2022 Notes. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $3.5 million at December 31, 2013, based upon Level 2 inputs. There estimated fair value of the embedded derivative was $0 million on a stand-alone basis at September 30, 2014. See Note 5 above for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. In December 2013, the Company issued warrants to purchase 21,303,750 shares of the Company’s common stock. Based on the terms of the warrants, the Company determined the warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Company determined the estimated fair value of the warrants as of December 31, 2013 to be $7.2 million based upon Level 1 inputs, the quoted market prices of the warrants on such date. The Company determined the estimated fair value of the warrants as of September 30, 2014 to be $1.3 million based upon Level 2 inputs utilizing an analysis of actual historical market trades of the warrants and Black Scholes model. The Company relied on Level 2 inputs for estimating the fair value of the warrants as of September 30, 2014 due to the lack of market trades of the warrants on September 30, 2014.

In August of 2014, the Company issued warrants to purchase 15,000,000 shares of the Company’s common stock.  Based on the terms of the warrants, the Company determined the warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the warrants as of September 30, 2014 to be $1.6 million based upon Level 2 inputs utilizing an analysis of actual historical market trades of the warrants. The Company relied on Level 2 inputs for estimating the fair value of the warrants as of September 30, 2014 due to the lack of market trades of the warrants on September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Gevo	$944	$1,039	$4,046	$3,112
Gevo Development / Agri-Energy	9,197	88	14,719	3,417
Consolidated	$10,141	$1,127	$18,765	$6,529

Loss from operations:
Gevo	$(6,133)	$(10,911)	$(19,966)	$(32,228)
Gevo Development / Agri-Energy	(2,779)	(4,852)	(10,900)	(10,285)
Consolidated	$(8,912)	$(15,763)	$(30,866)	$(42,513)

Interest expense:
Gevo	$2,558	$1,023	$8,471	$4,735
Gevo Development / Agri-Energy	40	710	1,522	2,586
Consolidated	$2,598	$1,733	$9,993	$7,321

Depreciation expense:
Gevo	$236	$280	$716	$907
Gevo Development / Agri-Energy	1,374	584	2,498	1,651
Consolidated	$1,610	$864	$3,214	$2,558

Acquisitions of plant, property and equipment:
Gevo	$27	$180	$76	$442
Gevo Development / Agri-Energy	689	1,586	4,477	4,082
Consolidated	$716	$1,766	$4,553	$4,524

	September 30,	December 31,
	2014	2013
Total assets:
Gevo	$104,503	$100,888
Gevo Development / Agri-Energy	52,694	65,281
Intercompany eliminations	(49,716)	(49,814)
Consolidated	$107,481	$116,355

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

In September 2009, Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) to develop isobutanol production assets using GIFT®. Gevo Development has a flexible business model and aims to secure access to existing ethanol capacity either through joint venture, licensing arrangements, tolling arrangements or direct acquisition. Gevo Development became a wholly-owned subsidiary of the Company in September 2010.

Financial Condition

For the three and nine months ended September 30, 2014, we incurred a consolidated net loss of $0.9 million and $30.1 million, respectively and had an accumulated deficit of $292.2 million at September 30, 2014. Our cash and cash equivalents at September 30, 2014 totaled $14.0 million which is primarily being used for the following: (i) operating activities and completion of the side-by-side configuration of our plant located in Luverne, Minnesota (“Agri-Energy Facility”); (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between British Petroleum (“BP”) and E.I. du Pont de Nemours and Company (“DuPont”), and DuPont and BP Biofuels; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Agri-Energy

In September 2010, we acquired the Agri-Energy Facility which we have Retrofitted for the production of isobutanol. As of September 30, 2014, we have incurred capital costs of approximately $65.7 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, or produce both products simultaneously, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. We also commenced the production of iDGs®, which are distillers grains from isobutanol and DDGs, which are distillers grains from ethanol.  We intend to continue the commercial ramp up of isobutanol production by utilizing the facility’s fourth fermenter.  In July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, we believe that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of positive ethanol contribution margins currently available in the marketplace.

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

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three and nine months ended September 30, 2014 and 2013, we generated revenue primarily from: (i) the sale of ethanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel and bio-paraxylene (“bio-PX”) derived from our isobutanol for purposes of certification and testing; (iii) government grants and research and development programs; and (iv) sales of excess corn inventory.

Cost of Goods Sold and Gross Loss

Our cost of goods sold during the three and nine months ended September 30, 2014 and 2013 primarily includes costs directly associated with ethanol production and initial operations for the production of isobutanol at the Agri-Energy Facility such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include dextrose for our initial production runs of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Other operating costs include utilities and natural gas usage. We periodically enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold may also include gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts.

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

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to: (i) accounting for convertible debt and embedded derivatives; (ii) derivative warrant liability; (iii) impairment of property, plant and equipment; (iv) stock-based compensation; and (v) revenue recognition. In 2014, the Company elected the fair value option for certain long-term debt instruments that qualify for such treatment. All other critical accounting estimates and policies have not changed from those reported under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report.

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013 (in thousands)

	Three Months Ended September 30,
	2014	2013	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$9,197	$-	$9,197
Hydrocarbon revenue	778	704	74
Grant and other revenue	166	406	(240)
Corn sales	-	17	(17)
Total revenues	10,141	1,127	9,014

Cost of corn sales	-	16	(16)
Cost of goods sold	11,760	4,730	7,030

Gross loss	(1,619)	(3,619)	2,000

Operating expenses
Research and development	3,723	5,476	(1,753)
Selling, general, administrative and other	3,570	6,668	(3,098)
Total operating expenses	7,293	12,144	(4,851)

Loss from operations	(8,912)	(15,763)	6,851

Other (expense) income
Interest expense	(2,017)	(1,733)	(284)
Interest expense - debt issuance costs	(581)	-	(581)
Loss on conversion of debt	-	-	-
Gain from change in fair value of embedded derivative of the 2022 Notes	726	1,587	(861)
Gain from change in fair value of derivative warrant liability	4,173	-	4,173
Gain from change in fair value of 2017 Notes	5,673	-	5,673
Other income	-	24	(24)
Total other income (expense)	7,974	(122)	8,096

Net loss	$(938)	$(15,885)	$14,947

Revenues. During the three months ended September 30, 2014, we recognized revenue of $9.2 million associated with the sale of 4.1 million gallons of ethanol and related products. During the three months ended September 30, 2014, the focus of our isobutanol production was on shipments for use at the demonstration plant located at South Hampton’s facility near Houston, Texas to produce hydrocarbons and optimizing specific parts of our technology to further enhance isobutanol production rates.

Hydrocarbon revenue during the three months ended September 30, 2014, consisted primarily of jet fuel sales to the military. Included in grant and other revenue is revenue associated with research and development and government grant agreements.

Cost of goods sold. Our cost of goods sold during the three months ended September 30, 2014, included $10.4 million associated with the production and sale of ethanol and isobutanol optimization and $1.4 million in depreciation expense. Our cost of goods sold during the three months ended September 30, 2013 primarily includes the following: (i) $3.6 million in startup and fixed production costs of our Agri-Energy Facility; (ii) $0.6 million of non-cash write down of our corn inventory to market; and (iii) $0.5 million in depreciation expense.

Research and development. Research and development expenses decreased during the three months ended September 30, 2014 primarily due to a $0.8 million decrease related to the production of hydrocarbons and a $0.6 million decrease related to reduced salaries, consultant and contract staff expenses. During the three months ended September 30, 2013, we continued to incur the costs necessary to establish a bio-PX demonstration plant under our agreement with Toray Industries, the construction of which was substantially completed during the third quarter of 2013.

Selling, general and administrative. The decrease in selling, general and administrative expenses during the three months ended September 30, 2014 resulted from decreases of $2.1 million in legal expenses, primarily related to litigation matters, and $0.6 million in salary related compensation expenses, partially offset by an increase of $0.4 million in other selling, general and administrative expenses.

Interest expense. Interest expense increased during the three months ended September 30, 2014 primarily resulting from interest expense associated with the private debt financing with Whitebox Advisors, LLC.

Gain in fair value of 2022 embedded derivative. During the three months ended September 30, 2014, we reported a $0.7 million gain associated with the decrease in the fair value of derivatives embedded in our outstanding 7.5% Convertible Senior Notes due 2022, which issued in July 2012 (the “2022 Notes” and, together with 2017 Notes, the “Convertible Notes”), primarily resulting from a decline in the price of our common stock between June 30, 2014 and September 30, 2014. During the three months ended September 30, 2013, we reported a gain of $1.6 million associated with the decrease in the estimated fair value of derivatives embedded in our 2022 Notes primarily resulting from a decline in the price of our common stock between June 30, 2013 and September 30, 2013.

Gain from change in fair value of derivative warrant liability. In December 2013 and August 2014, we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the three months ended September 30, 2014, the estimated fair value of the derivative warrant liability decreased primarily associated with the decline in the price of our common stock between June 30, 2014 and September 30, 2014 and, as a result, the Company reported a $4.2 million unrealized gain during the third quarter of 2014.

Gain from change in fair value of2017 Notes. During the three months ended September 30, 2014, we reported a $5.7 million gain associated with the decrease in fair value of the 2017 Notes, primarily a result of a decline in the price of our common stock between June 30, 2014 and September 30, 2014.

Comparison of the nine months ended September 30, 2014 and 2013 (in thousands)

	Nine Months Ended September 30,
	2014	2013	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$14,719	$-	$14,719
Hydrocarbon revenue	3,426	2,016	1,410
Grant and other revenue	620	1,168	(548)
Corn sales	-	3,345	(3,345)
Total revenues	18,765	6,529	12,236

Cost of corn sales	-	3,391	(3,391)
Cost of goods sold	24,709	9,474	15,235

Gross loss	(5,944)	(6,336)	392

Operating expenses
Research and development	11,414	16,280	(4,866)
Selling, general, administrative and other	13,508	19,897	(6,389)
Total operating expenses	24,922	36,177	(11,255)

Loss from operations	(30,866)	(42,513)	11,647

Other (expense) income
Interest expense	(6,227)	(7,321)	1,094
Interest expense - debt issuance costs	(3,766)	-	(3,766)
Loss on conversion of debt	-	(2,038)	2,038
Gain from change in fair value of embedded derivative of the 2022 Notes	3,470	2,280	1,190
Gain from change in fair value of derivative warrant liability	6,772	-	6,772
Gain from change in fair value of 2017 Notes	544	-	544
Other income	7	115	(108)
Total other income (expense)	800	(6,964)	7,764

Net loss	$(30,066)	$(49,477)	$19,411

Revenues. For the nine months ended September 30, 2014, we recognized revenue of $14.7 million associated with the sale of  6.2 million gallons of ethanol and related products. During the nine months ended September 30, 2014, the focus of our isobutanol production was on shipments for use at the demonstration plant located at South Hampton’s facility near Houston, Texas to produce hydrocarbons and optimizing specific parts of our technology to further enhance isobutanol production rates.

Hydrocarbon revenue increased during the nine months ended September 30, 2014 primarily as a result of the shipment of bio-PX to Toray Industries during June 2014, for which we recognized $1.5 million of revenue, including $1 million relating to a payment we received from Toray Industries in 2012 for the design and construction of our bio-PX demo plant.  Included in grant and other revenue is revenue associated with research and development and government grant agreements. Corn sales revenue for the nine months ended September 30, 2013 relates to the sale of excess corn inventory on hand during that period.

Cost of goods sold. Our cost of goods sold during the nine months ended September 30, 2014 included $22.2 million associated with the production and sale of ethanol and isobutanol optimization costs and $2.5 million in depreciation expense. Our cost of goods sold during the nine months ended September 30, 2013 primarily includes the following: (i) $4.2 million in startup costs and fixed production costs of our Agri-Energy Facility; (ii) $3.4 million associated with costs related to the sale of excess corn inventory; (iii) $1.6 million in depreciation expense; and (iv) $0.3 million in non-cash expenses associated with the write down of our corn inventory and changes in the fair value of our corn forward contracts.

Research and development. Research and development expenses decreased during the nine months ended September 30, 2014 primarily due to a $2.4 million decrease related to the production of hydrocarbons and $2.0 million decrease related to reductions in salaries, consultant and contract staff expenses. During the nine months ended September 30, 2013, we continued to incur the costs necessary to establish a bio-PX demonstration plant under our agreement with Toray Industries, the construction of which was substantially completed during the 2013 third quarter.

Selling, general and administrative. The decrease in selling, general and administrative expenses during the nine months ended September 30, 2014 resulted from decreases of $3.0 million in salary and compensation-related expenses and $2.9 million in legal-related expenses including expenses in support of our ongoing litigation with Butamax, offset by an increase of $0.5 million in other selling, general and administrative expenses.

Interest expense. Interest expense increased during the nine months ended September 30, 2014 primarily resulting from interest expense associated with the private debt financing with Whitebox Advisors, LLC.

Gain in fair value of 2022 embedded derivative. During the nine months ended September 30, 2014, we reported a $3.5 million gain associated with the decrease in the fair value of derivatives embedded in the 2022 Notes primarily resulting from a decline in the price of our common stock between December 31, 2013 and September 30, 2014. During the nine months ended September 30, 2013, we reported a gain of $2.3 million associated with the decrease in the estimated fair value of derivatives embedded in our 2022 Notes primarily resulting from a decrease in the estimated credit spread and volatility assumptions used in our valuation model, partially offset by the increase in our stock price from December 31, 2012 to September 30, 2013.

Gain from change in fair value of derivative warrant liability. In December 2013 and August 2014, we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the nine months ended September 30, 2014, the estimated fair value of the derivative warrant liability decreased primarily associated with the decline in the price of the Company’s stock between December 31, 2013 and September 30, 2014 and, as a result, the Company reported a $6.8 million unrealized gain during the nine months of 2014.

Gain from change in fair value of 2017 Notes. During the nine months ended September 30, 2014, we reported a $0.5 million gain associated with the decrease in fair value of the 2017 Notes, primarily a result of a decline in the price of our common stock between December 31, 2013 and September 30, 2014.

Loss on conversion of debt. During the nine months ended September 30, 2013, holders of $18.1 million principal amount of 2022 Notes opted to convert their holdings into shares of our common stock. Upon conversion, the 2022 Note holders received 3,179,608 shares of our common stock in payment of converted principal and, pursuant to the terms of the Indenture, the 2022 Note holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments (as defined in the Indenture) of $4.9 million. We recorded a loss on extinguishment of debt of $2.0 million as a result of the conversion of the 2022 Notes and settlement of the Coupon Make-Whole Payments.

Liquidity and Capital Resources

For the three and nine months ended September 30, 2014, we incurred a consolidated net loss of $0.9 million and $30.1 million, respectively, and had an accumulated deficit of $292.2 million. We have funded our operations primarily through equity offerings, issuances of debt, borrowings under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol and related products. Our cash and cash equivalents at September 30, 2014 totaled $14.0 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax, DuPont and BP Biofuels; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and  will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. These conditions raise substantial doubt about our ability to continue as a going concern.

In August 2014, we issued and sold 30,000,000 shares of common stock and warrants to purchase an additional 15,000,000 shares of common stock in a firm commitment underwritten public offering.  The warrants have an exercise price of $0.85 per share and will be exercisable from the date of the original issuance and will expire on August 5, 2019.  The shares of common stock and the warrants were sold together as common stock units (“Units”) for a purchase price of $0.60 per Unit, but were immediately separable and issued separately.  The gross proceeds to Gevo from this offering were approximately $18 million, not including any future proceeds from the exercise of the warrants. Based on our current operating plan, we believe that the net proceeds from this offering will provide us with the cash requirements to fund planned operations into 2015 without additional sources of cash.

Despite our continued success in meeting isobutanol fermentation targets, producing isobutanol and ethanol simultaneously and our progress toward achieving breakeven earnings before interest, taxes, depreciation and amortization (EBITDA) at the Agri-Energy Facility, we continue to face significant expenses related to the ongoing litigation with Butamax.  While the United States District Court has temporarily stayed the litigation with Butamax involving certain patents, trials related to other patents were recently scheduled for August 2015 and April 2016 and we expect to incur significant costs preparing for and participating in these upcoming trials. We continue to believe that the Butamax complaints are without merit.  However, if we are unable to raise the significant funds that will be required to continue to defend our freedom to operate, we could be forced to change our business strategy which may include one or more of the following:  (i) terminating the research and development, manufacture, sale and use of products that include the subject intellectual property; (ii) conducting research and development and manufacturing any products that include the subject intellectual property outside of the United States; (iii) shifting our focus to the production of ethanol and/or the development of hydrocarbon products, including those that can be produced from ethanol; or (iv) pursuing strategic alternatives, including the monetization of some or all of our assets, in order to maximize stockholder value.

In May 2014, we entered into a Term Loan Agreement with the lenders party thereto from time to time (“Lenders”) and Whitebox, as administrative agent for Lenders (the “Loan Agreement”), pursuant to which the Lenders committed to provide one or more senior secured term loans to us, in an aggregate amount of up to approximately $31.1 million on the terms set forth in the Loan Agreement (collectively the “Term Loan”).  Pursuant to the Loan Agreement, on May 9, 2014, we closed a private debt financing with Whitebox consisting of a $25.9 million Term Loan (the “First Advance”), the outstanding principal amount of which was subsequently exchanged, by Whitebox into our 2017 Notes. In connection with the Loan Agreement, we also entered into an exchange and purchase agreement pursuant to which (i) we have an option, subject to certain conditions, to require Whitebox to provide us with an additional $5.2 million of capital in the form of an additional term loan, convertible debt or a combination thereof; and (ii) Whitebox has the option, subject to certain conditions, to purchase up to an additional $32.0 million aggregate principal amount of convertible debt. We used proceeds from the Term Loan to repay $9.6 million in outstanding principal under our additional term loan facilities with TriplePoint, with the remaining outstanding principal balance of $1.0 million being junior secured debt payable over 36 months beginning June 2014.

In December 2013, we issued and sold 21,303,750 common stock units at an offering price of $1.35 per common stock unit in a firm commitment underwritten public offering. Each common stock unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $1.85. The warrants have certain anti-dilution provisions. As result of the debt financing arrangement with Whitebox and the public offering of common stock units in August 2014, these anti-dilution provisions were triggered and the exercise price of the warrants has decreased to $1.43 per share.

The December 2013 offering resulted in net proceeds of $26.8 million after deducting $2.0 million in underwriting discounts and commissions and other offering costs. We used $5.1 million of the proceeds from this offering in December 2013 to repay outstanding principal to TriplePoint under the Original Agri-Energy Loan Agreement.

In July 2012, we issued: (i) 12.5 million shares of common stock at an offering price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of 2022 Notes, in each case in a firm commitment underwritten public offering (the “2012 Equity Offering” and the “Note Offering,” respectively, and together, the “2012 Offerings”). We received proceeds from the 2012 Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement. As of September 30, 2014, $18.1 million in principal amount of 2022 Notes have been converted and, as such, we had an aggregate of $26.9 million in principal amount of 2022 Notes outstanding as of that date.

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

Following a decision of the U.S. Court of Appeals for the Federal Circuit on February 18, 2014 (discussed in Part II, Item 1 of this Report), a remanded trial relating to certain patents was scheduled to be held in the United States District Court for the District of Delaware (“Delaware District Court”) on July 21, 2014.  On April 22, 2014, we filed a Petition for Writ of Certiorari with the Supreme Court of the United States (“U.S. Supreme Court”) to appeal the decision of the U.S. Court of Appeals for the Federal Circuit. On April 25, 2014, we filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of our Petition for Writ of Certiorari with the U.S. Supreme Court and any follow-on proceedings. On July 11, 2014, the Delaware District Court granted our motion to stay the patent litigation on the ‘188 Patent and ‘889 Patent. The District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the District Court was based on the status of our Petition for Writ of Certiorari in the U.S. Supreme Court. The U.S. Supreme Court has neither granted nor denied our petition, but appears to be holding the petition pending its decision in Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc. (the “Teva Case”), a case that could change the Federal Circuit’s standard of review of district court claim construction and could ultimately negate jury verdicts obtained under the current interpretation of the patent claims. Oral argument in the Teva Case occurred on October 15, 2014, and an opinion from the U.S. Supreme Court is anticipated in the spring of 2015.

Although the Delaware District Court has temporarily stayed the litigation with Butamax involving the ‘188 Patent and the ‘889 Patent, on September 3, 2014 the Delaware District Court issued an order, setting a trial date of August 24, 2015 for Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR and 1:12-cv-01300-SLR, and a trial date of April 25, 2016 for Case Nos. 1:12-cv-00298-SLR, 1:12-cv-00602-SLR and 1:12-cv-01014-SLR. As a result of this order, we expect to continue to incur significant costs related to the upcoming trials.

Due to the nature and stage of our litigation with Butamax, we have determined that the possible losses or range of losses related to such litigation cannot be reasonably estimated at this time. We expect to continue to incur significant costs upcoming trials. For a summary of our ongoing litigation with Butamax and related parties, see the disclosure under the heading “Legal Proceedings” in Part II, Item 1 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part II, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(32,606)	$(31,720)
Net cash used in investing activities	(7,164)	(2,628)
Net cash provided by in financing activities	29,155	(6,735)

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

During the nine months ended September 30, 2014, we used $32.6 million in cash from operating activities primarily resulting from a net loss of $30.1 million, $1.2 million in non-cash expenses and $3.7 million associated with working capital, primarily a decrease in accounts payable and increase in accounts receivable. During the nine months ended September 30, 2013, we used $31.7 million in cash from operating activities primarily resulting from a net loss of $39.5 million, excluding the impact of $10.0 million in non-cash expenses. This was partially offset by a decrease in inventory which generated $1.8 million of operating cash flows in 2013, resulting from the sale of excess corn inventory during the first half of 2013, partially offset by the purchase of corn in preparation for the resumption of isobutanol production at the Agri Energy Facility, and an increase in accounts payable and accrued liabilities.

Investing Activities

During the nine months ended September 30, 2014, we used $7.2 million in cash from investing activities related to $4.6 million of capital expenditures at our Agri-Energy Facility and $2.6 million of restricted cash required from the 2017 Notes agreement. During the nine months ended September 30, 2013, we used $2.6 million in cash from investing activities primarily associated with $4.5 million in cash used for capital expenditures for the addition of functionality as part of our efforts to optimize specific parts of our technology at our Agri-Energy Facility, partially offset by a $1.9 million sales tax refund that was received in connection with capital equipment purchases.

Financing Activities

During the nine months ended September 30, 2014, we generated $29.2 million associated with financing activities, primarily related to the borrowing of $25.9 million under the Term Loan and $16.4 million in net proceeds from issuance of common stock, offset by $9.7 million payments in principal payments to TriplePoint and $3.4 million in debt offering costs incurred primarily in connection with the issuance of the Term Loans. During the nine months ended September 30, 2013, we used $6.7 million in cash from financing activities primarily resulting from principal payments on our secured debt with TriplePoint.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility which we Retrofit for the production of isobutanol. As of September 30, 2014, we have incurred capital costs of approximately $65.7 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, the Company began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of the positive ethanol contribution margins currently available in the marketplace.

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

The Joint Venture Agreement further provides that Gevo Development (or one of its affiliates) will be the exclusive marketer of all products produced by the Redfield Facility once commercial production of isobutanol at the Redfield Facility has begun. We have agreed to license the technology necessary to produce isobutanol at the Redfield Facility to Redfield, subject to the continuation of the marketing arrangement described above. In the event that the isobutanol production technology fails or Redfield is permanently prohibited from using such technology, Gevo Development has agreed to forfeit the Class G Units and lose the value of our investment in Redfield.

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

As of September 30, 2014, we have incurred $0.4 million in project engineering and permitting process costs for the future Retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the Retrofit of the Redfield Facility.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. At December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 250,000 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of September 30, 2014 and no amount has been recorded as a liability for this milestone. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Sasol Chemical Industries Limited

In July 2011, we entered into an international off-take and distribution agreement with Sasol Chemical Industries Limited (“Sasol”) to market and distribute renewable isobutanol globally. The agreement had a term of three years and appointed Sasol as a non-exclusive distributor of high-purity isobutanol in North and South America and as the exclusive distributor for high-purity isobutanol for solvent and chemical intermediate applications in the rest of the world. This agreement expired in July 2014 and no amounts have been recorded under this agreement as of September 30, 2014.

Toray Industries, Inc.

In June 2011, we announced that we had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries. Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make PX from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, we entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we used for the design and construction of a demonstration plant. In May 2014, we successfully shipped the requisite volumes of bio-PX associated with our contract with Toray Industries and, as a result, we recognized the $1.0 million, as well as revenue associated with the sale of the bio-PX, as a component of hydrocarbon revenue during the second quarter of 2014. At December 31, 2013, we included the $1.0 million as a component of accounts payable and accrued liabilities on our consolidated balance sheets.

2017 Notes

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

The Loan Agreement includes customary affirmative and negative covenants and events of default, including, without limitation, disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments. The Term Loan is secured by a lien on substantially all of our assets and the assets of the Guarantors Subsidiaries (as defined below) and the obligations of Gevo are guaranteed by Agri-Energy and Gevo Development (in their capacity as guarantors, the “Guarantor Subsidiaries” or “Guarantors”). In May 2014, in connection with the Loan Agreement, Gevo, Inc. and the Guarantors Subsidiaries, entered into a Pledge and Security Agreement in favor of Whitebox. The collateral pledged includes substantially all the assets of Gevo, Inc. and the Guarantor Subsidiaries, including intellectual property. In May 2014, Agri-Energy also entered into a mortgage with respect to the real property located in Luverne, Minnesota. The 2017 Notes Indenture contains affirmative covenants, negative covenants and events of default that are generally consistent with the terms of the Loan Agreement described above and will be secured by a first priority lien on substantially all of the assets of the Company.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment (as defined in the Indenture). The Coupon Make-Whole Payment is equal to the sum of the present values of the semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. As of September 30, 2014, certain holders of our 2022 Notes have elected to convert notes totaling $18.1 million, reducing the principal balance of the 2022 Notes to $26.9 million. Upon conversion, such 2022 Note holders received 3,179,608 shares of our common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 202.0202 shares of common stock per $1,000 principal amount of 2022 Notes.

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

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated through the Amended Agri-Energy Loan Agreement to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants and events of default. In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities, which prior to an amendment in May 2014, was set to mature on October 2015 and had an interest rate equal to 11%. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which matures in December 2015, bringing the total borrowed under the additional term loan facilities to $15.0 million. At September 30, 2014, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As of September 30, 2014, Agri-Energy has granted TriplePoint a junior security interest in, and a lien upon, all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement. Gevo, Inc. has also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into a security agreement which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement (the “Gevo Security Agreement”). Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement.

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

—

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of September 30, 2014 are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

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

As part of the May 2014 Amendments, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint.  At September 30, 2014, the amended loan agreement had a principal balance of $0.9 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of September 30, 2014, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at September 30, 2014 (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total
Principal debt payments (1)	$311	$586	$-	$53,978	$54,875
Interest payments on debt (2)	4,697	7,883	4,035	6,053	22,668
Operating leases (3)	2,048	2,848	2,032	-	6,928
Total	$7,056	$11,317	$6,067	$60,031	$84,471
(1)	Principal debt payments include amounts due to Whitebox under the 2017 Note Indenture, principal amounts due to TriplePoint, and $26.9 million of principal associated with our 2022 Notes.
(2)	Represents cash interest payments due to Whitebox, TriplePoint and to holders of the 2022 Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.

The table above reflects only payment obligations that are fixed and determinable as of September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described below, there were no material changes in our market risk exposure during the nine months ended September 30, 2014. For a discussion of our market risk associated with interest rates and commodity prices as of December 31, 2013, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014 because of a material weakness in accounting for certain non-routine aspects of the underwritten public offering completed in August 2014 (the “August Offering”) as described below. Notwithstanding the material weakness that existed as of September 30, 2014, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the financial position, results of operations and cash flows of Gevo in accordance with GAAP.

In connection with the preparation of the interim financial statements for the third quarter ended September 30, 2014, management identified the following material weakness in internal control over financial reporting: The Company’s internal controls over financial reporting were not effective to ensure that the accounting for the offering costs and common stock warrants related to the August Offering was accurate. Specifically, the Company did not maintain effective controls over the review and analysis of supporting working papers for the August Offering. As a result, these balances required adjustments to be recorded in accordance with GAAP. All such adjustments are reflected in the consolidated financial statements included in this Report and these adjustments did not affect any prior reporting periods.

Remediation of Material Weakness in Internal Control Over Financial Reporting - Management is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. Gevo is implementing enhanced controls and policies with respect to the review and analysis of all working papers of non-routine transactions such as the August Offering. Management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the third quarter ended September 30, 2014 fairly present in all material respects the Company’s financial position results of operations and cash flows in accordance with GAAP.

Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2011, we filed an answer to the Amended Complaint in which we asserted counterclaims against Butamax and DuPont for infringement of U.S. Patent No. 8,017,375 (the “’375 Patent”), entitled “Yeast Organism Producing Isobutanol at a High Yield” and U.S. Patent No. 8,017,376 (the “’376 Patent”), entitled “Methods of Increasing Dihydroxy Acid Dehydratase Activity to Improve Production of Fuels, Chemicals, and Amino Acids.” The counterclaims sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. These counterclaims were set for trial in August 2013. On July 26, 2013, the Delaware District Court issued an order regarding claim construction and summary judgment of Gevo’s counterclaims involving the ’375 and ’376 Patents. Both parties had asked the Delaware District Court to resolve certain issues regarding the ’375 and ’376 Patents without a trial by seeking summary judgment from the Delaware District Court. Butamax had filed motions seeking summary judgment that it did not infringe such patents and the Delaware District Court granted Butamax’s motions on this issue. Butamax had also moved for summary judgment of invalidity on both patents. The Delaware District Court granted Butamax’s motion of invalidity on the ’375 Patent, but denied Butamax’s motion of invalidity on the ’376 Patent. On August 8, 2013, an order was issued by the Delaware District Court which entered a final judgment of non-infringement in favor of Butamax and DuPont with respect to the claims of the ’375 and ’376 Patents. The August 8, 2013 order also entered a final judgment of invalidity in favor of Butamax and DuPont with respect to the claims of the ’375 Patent. In addition, it was further ordered that the Butamax and DuPont claims and counterclaims relating to the unenforceability of the ’375 Patent, and the invalidity and/or unenforceability of the ’376 Patent, would be dismissed without prejudice, and that the Butamax and DuPont claims for exceptional case, attorney’s fees and/or costs would be preserved for later presentation to the Delaware District Court. As a result of the August 8, 2013 order, a trial did not occur on August 12, 2013 as previously scheduled. On August 26, 2014, Butamax and DuPont’s claims for exceptional case, attorney’s fees and/or costs were denied.

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

On March 12, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00298-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that we have meritorious defenses to these allegations and intend to vigorously defend this lawsuit. This case is scheduled for trial on April 25, 2016.

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

On May 15, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00602-SLR, alleging that we are infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. We believe that we have meritorious defenses to these allegations and intend to vigorously defend this lawsuit. This case is scheduled for trial on April 25, 2016.

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

On August 6, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01014-SLR, alleging that we are infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on April 25, 2016. On January 22, 2013, discovery in this case was consolidated with Case Nos. 1:12-cv-00070-SLR, 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, and 1:12-cv-00602-SLR. In December 2013, we withdrew our claims of infringement against Butamax in Case Nos. 1:12-cv-00301-SLR, and 1:12-cv-00448-SLR. Despite the withdrawal of our infringement claims against Butamax in Case Nos. 1:12-cv-00301-SLR and 1:12-cv-00448-SLR, Butamax continues to pursue counterclaims of invalidity in these cases. Case Nos. 1:12-cv-00298-SLR, 1:12-cv-00301-SLR, 1:12-cv-00448-SLR, 1:12-cv-00602-SLR, and 1:12-cv-01014-SLR are currently set for trial in July and August of 2014.

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

On August 14, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01036-SLR, alleging that we are infringing the ’878 Patent. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on August 24, 2015.

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

On September 25, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01200-SLR, alleging that we are infringing U.S. Patent No. 8,273,558, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on August 24, 2015.

On October 8, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01300-SLR, alleging that we are infringing U.S. Patent No. 8,283,144, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on August 24, 2015.

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

On February 13, 2013, coordinated discovery was ordered for Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR, 1:12-cv-01201-SLR, 1:12-cv-01202-SLR, 1:12-cv-01300-SLR, 1:12-cv-01301-SLR, and 1:12-cv-01724-SLR. Case Nos. 1:12-cv-01036-SLR, 1:12-cv-01200-SLR and 1:12-cv-01300-SLR are currently set for trial on August 24, 2015.

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

On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction. The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of our motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of our motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The remanded trial for the ’188 and ’889 patents in the Delaware District Court was scheduled to be held on July 21, 2014. On April 22, 2014, we filed a Petition for Writ of Certiorari with the U.S. Supreme Court to appeal the decision of the U.S. Court of Appeals for the Federal Circuit. On April 25, 2014, we filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of our Petition for Writ of Certiorari with the U.S. Supreme Court and any follow-on proceedings.

On July 11, 2014, the Delaware District Court granted our motion to stay the patent litigation on the ‘188 Patent and ‘889 Patent. The District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the District Court was based on the status of our Petition for Writ of Certiorari in the U.S. Supreme Court. The U.S. Supreme Court has neither granted nor denied our petition, but appears to be holding the petition pending its decision in Teva Case, a case that could change the Federal Circuit’s standard of review of district court claim construction and could ultimately negate jury verdicts obtained under the current interpretation of the patent claims. Oral argument in the Teva Case occurred on October 15, 2014, and an opinion from the U.S. Supreme Court is anticipated in the spring of 2015.

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

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses of $30.1 million, $66.8 million, $60.7 million and $48.2 million during the nine months ended September 30, 2014 and the years ended December 31, 2013, 2012 and 2011, respectively. As of September 30, 2014, we had an accumulated deficit of $292.2 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial startup operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. Similarly, we may derive revenue from the sale of ethanol and related products during periods in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production and sale of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production, or the simultaneous production of both ethanol and isobutanol. Additionally, we have generated limited revenue from the sale of products such as ATJ fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements or our ATJ supply contracts are cancelled or we are unable to produce suitable ATJ material, our revenues could be adversely affected.

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

In particular, over time, the costs of our litigation with Butamax have been and are expected to continue to be significant. Furthermore, over time, costs related to defending the validity of our issued patents and challenging the validity of the patents of others at the USPTO have also been and may continue to be significant. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during the foreseeable future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

To date, we have funded our operations primarily through equity offerings, issuances of debt, borrowing under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol. Based on our current plans and expectations, we will require additional funding to achieve our goals. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending against claims by others that we may be violating their intellectual property rights, including the current litigation with Butamax, will continue to be significant. Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned and may seek to raise additional funds through public or private debt or equity financings in the near future. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

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

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending ourselves against lawsuits filed by Butamax alleging that we have infringed eight patents, including five patents claiming certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells, a patent claiming a modified Pseudomonas KARI enzyme, a patent claiming a modified E. coli KARI enzyme, and a patent claiming the use of L. lactis and S. mutans-related dihydroxy acid dehydratase enzymes in yeast. The litigation with Butamax is dynamic and while the Delaware District Court has temporarily stayed the litigation with Butamax involving certain patents, trials related to other patents were recently scheduled for August 2015 and April 2016.  We expect to incur significant costs preparing for and participating in these upcoming trials. However, if we are unable to raise the significant funds that will be required to continue to defend our freedom to operate, we could be forced to change our business strategy.

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

As of September 30, 2014, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to nameplate production levels. The production of isobutanol requires multiple integrated steps, including:

•	obtaining the plant feedstocks;
•	treatment with enzymes to produce fermentable sugars;
•	fermentation by organisms to produce isobutanol from the fermentable sugars;
•	distillation of the isobutanol to concentrate and separate it from other materials;
•	purification of the isobutanol; and
•	storage and distribution of the isobutanol.

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced commercial volumes of isobutanol at nameplate production levels. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the one MGPY demonstration facility and at the Agri-Energy Facility, such production was not at full nameplate capacity. Our production since the fourth quarter of 2013 has utilized a corn mash feedstock, but risk still exists for achieving nameplate capacity at this facility. The risk of contamination and other problems rise as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

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

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. As an early stage company, we lack commercial operating experience, and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully negotiate and structure long-term supply agreements for the isobutanol we produce. Many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, delay our acquiring and Retrofitting of additional plants, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

Even if we are successful in consistently producing isobutanol on a commercial scale, we may not be successful in negotiating pricing terms sufficient to generate positive results from operations at the Agri-Energy Facility.

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. As an early stage company, we lack commercial operating experience, and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to negotiate pricing terms for the isobutanol we produce that generate positive results from the operations of the Agri-Energy Facility. Many of our potential customers may be more experienced in these matters than we are. We may fail to negotiate these agreements in a timely manner, which may force us to dedicate resources to sales in spot markets. If we become more dependent on spot market sales our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for our products.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of October 2, 2014, we exclusively licensed rights to approximately 94 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 404 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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

Our management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014 because of a material weakness in accounting for certain non-routine aspects of the underwritten public offering completed in August Offering. Notwithstanding the material weakness that existed as of September 30, 2014, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the financial position, results of operations and cash flows of Gevo in accordance with GAAP. Management is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. Gevo is implementing enhanced controls and policies with respect to the review and analysis of all working papers of non-routine transactions such as the August Offering. Management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the third quarter ended September 30, 2014 fairly present in all material respects the Company’s financial position, results of operations, and cash flows in accordance with GAAP.

However, if our remedial measures are insufficient to address the material weakness, or if we, or our independent registered public accounting firm, discover an additional material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning our Securities

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Our indebtedness exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of September 30, 2014, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan Agreement with TriplePoint was approximately $0.9 million and we had $26.1 million in outstanding 2017 Notes, and $26.9 million in outstanding 2022 Notes. In addition, we, and any current and future subsidiaries of ours, may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indentures governing the Convertible Notes. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning Our Securities” section could intensify.

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

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $26.36 and a low of $0.26.

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
•

our ability to raise the funds that will be required to continue to defend our freedom to operate in light of the Butamax litigation or, if necessary, to successfully change our business strategy as a result of such litigation;

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

As of September 30, 2014, stockholders who own more than 5% of our outstanding common stock, which consists of two stockholders, collectively have ownership of approximately 20% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the conversion of certain Convertible Notes or upon exercise of certain outstanding warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of September 30, 2014, we had $26.9 million in outstanding 2022 Notes, which were convertible into 16,367,740 shares of common stock at the conversion rate in effect on September 30, 2014 (which amount includes 11,642,226 shares of common stock issuable in full satisfaction of the coupon make-whole payments due in connection therewith). The anticipated conversion of the $26.9 million in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have the option to issue common stock to any converting holder in lieu of making any required coupon make-whole payment in cash. If we elect to issue our common stock for such payment, the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. If our stock price decreases, the number of shares we would be required to deliver in connection with the coupon make-whole payments would increase. Given that the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the 2022 Notes or making cash payments in respect of the coupon make-whole payments due upon a conversion, we may be unable to make such payment in cash. If we issue additional shares of our common stock in satisfaction of such payments, this may cause significant additional dilution to our existing stockholders.

As of September 30, 2014, we had $26.1 million in outstanding 2017 Notes, which were convertible into 28,388,201 shares of our common stock at the conversion rate in effect on September 30, 2014. The 28,388,201 shares includes 5,850,217 shares of common stock that may be issuable from time to time in the event that the Company pays a portion of the interest on the 2017 Notes in kind or elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. The anticipated conversion of the principal amount of the 2017 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2017 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

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

As of September 30, 2014, there were 3,741,150 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of the warrants.

As of September 30, 2014, there were 1,813,986 shares of common stock available for future grant under our 2010 Plan and 1,160,606 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested.

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

Our affiliates who held our common stock as of September 30, 2014 together control approximately 16.0% of our outstanding common stock, with a single stockholder, Khosla Ventures I, L.P. and its affiliates, controlling approximately 9.5% of our outstanding common stock. If our affiliates or a group of our affiliates act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, our affiliates, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders and holders of warrants. This concentration of ownership could depress our stock price, which would in turn depress the trading price of the common stock and warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1
2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.1
4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11
4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12
4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 12, 2013	4.1
4.14	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.15	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.16	Indenture by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB, dated June 6, 2014 (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1
4.17	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.18	Exchange and Purchase Agreement by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 23, 2014	4.1
4.19	Registration Rights Agreement by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 15, 2014	4.2
4.20	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
10.1	Consent and Second Amendment to Term Loan Agreement, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, the lender party thereto, and WB Gevo, Ltd., as administrative agent.	8-K	001-35073	August 1, 2014	10.1
10.2	Fourth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated July 31, 2014, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	August 1, 2014	10.2
10.3	Fifth Amendment to Plain English Security Agreement, dated July 31, 2014, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	August 1, 2014	10.3
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Date: November 12, 2014