Form 10-K
period 2014-12-31
Gevo, Inc.
filed 2015-03-30
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35073

Gevo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0747704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
345 Inverness Drive South, Building C, Suite 310, Englewood, CO	80112
(Address of Principal Executive Offices)	(Zip Code)

(303) 858-8358

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 30, 2014 was approximately $59.4 million. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 28, 2015 was 138,090,748.

DOCUMENTS INCORPORATED BY REFERENCE

None

GEVO, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Annual Report on Form 10-K (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions, and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and “Company” refer to Gevo, Inc. and its wholly-owned and indirect subsidiaries.

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

●

product market volumes are provided solely to show the magnitude of the potential markets for isobutanol and the products derived from it. They are not intended to be projections of our actual isobutanol production or sales;

●	product market volume calculations for fuels markets are based on data available for the year 2011;
●	product market volume calculations for chemicals markets are based on data available for the year 2012; and
●	volume data with respect to target market sizes is derived from data included in various industry publications, surveys and forecasts generated by the EIA, the IEA and Nexant.

We have converted these market sizes into volumes of isobutanol as follows:

●	we calculated the size of the market for isobutanol as a gasoline blendstock and oxygenate by multiplying the world gasoline market volume by an estimated 12.5% by volume isobutanol blend ratio;
●	we calculated the size of the specialty chemicals markets by substituting volumes of isobutanol equivalent to the volume of products currently used to serve these markets;
●

we calculated the size of the petrochemicals and hydrocarbon fuels markets by calculating the amount of isobutanol that, if converted into the target products at theoretical yield, would be needed to fully serve these markets (in substitution for the volume of products currently used to serve these markets); and

●	for consistency in measurement, where necessary we converted all market sizes into gallons.

Conversion into gallons for the fuels markets is based upon fuel densities identified by Air BP Ltd. and the American Petroleum Institute.

PART I

Item 1.	Business.

Company Overview

We are a renewable chemicals and next generation biofuels company. Our strategy is to commercialize biobased alternatives to petroleum-based products to allow for the optimization of fermentation facilities’ assets, with the ultimate goal of maximizing cash flows from the operation of those assets.  We have developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to focus primarily on the production of isobutanol, as well as related products from renewable feedstocks. Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings or as a value-added gasoline blendstock. Isobutanol can also be converted into butenes using dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of hydrocarbon fuels, lubricants, polyester, rubber, plastics, fibers and other polymers. We believe that the products derived from isobutanol have potential applications in substantially all of the global hydrocarbon fuels market, representing a potential market for isobutanol of approximately 1,000 billion gallons per year (“BGPY”), and in approximately 40% of the global petrochemicals market, representing a potential market for isobutanol of approximately 70 BGPY. When combined with a potential specialty chemical market for isobutanol of approximately 1.2 BGPY, we believe that the potential global market for isobutanol is greater than 1,000 BGPY.

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

GIFT® is designed to permit (i) the retrofit of existing ethanol capacity to produce isobutanol, ethanol or both products simultaneously or (ii) the addition of renewable isobutanol or ethanol production capabilities to a facility’s existing ethanol production by adding additional fermentation capacity side-by-side with the facility’s existing ethanol fermentation capacity (collectively referred to as “Retrofit”). Having the flexibility to switch between the production of isobutanol and ethanol, or produce both products simultaneously, should allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. GIFT® is also designed to allow relatively low capital expenditure Retrofits of existing ethanol facilities, enabling a rapid route to isobutanol production from the fermentation of renewable feedstocks. We believe that our production route will be cost-efficient and will enable rapid deployment of our technology platform and allow our isobutanol and related renewable products to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

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

●

Isobutanol has direct applications as a specialty chemical. High-purity and chemical-grade isobutanol can be used as a solvent and chemical intermediate. We plan to produce high-purity and chemical-grade isobutanol that can be used in the existing butanol markets as a cost-effective, environmentally sensitive alternative to petroleum-based products.

●

We believe that our production route will be cost-efficient and will allow for significant expansion of the historical isobutanol markets within existing butanol markets through displacing n-butanol, a related compound to isobutanol that is currently sold into butanol markets.

●

We estimate the total addressable worldwide market for isobutanol as a specialty chemical to be approximately 1.2 BGPY, or approximately $5.0 billion annually, based on average 2014 ICIS isobutanol pricing.

Gasoline Blendstocks

●

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

●

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

●	We estimate the total addressable worldwide market for isobutanol as a gasoline blendstock to be approximately 40 BGPY, or approximately $100 billion annually.

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

Jet Fuel

●

We have demonstrated the conversion of our isobutanol into a renewable jet fuel blendstock that meets current ASTM International (“ASTM”) and U.S. military synthetic jet fuel blendstock performance and purity requirements. We have successfully delivered to the U.S. Air Force, the U.S. Army and the U.S. Navy a combined total of approximately 76,000 gallons of jet fuel made from isobutanol. We are working to obtain an ASTM standard specification for the use of such jet fuel blendstock in commercial aviation. We have already presented positive test results from fit-for-purpose testing of our biojet fuel to ASTM’s ‘alcohol-to-jet’ (“ATJ”) task force. The full ASTM specification for our ATJ fuel is expected to be issued in 2015.

●	Military and commercial airlines are currently looking to form strategic alliances with biofuels companies to meet their renewable fuel needs.
●	We estimate the global market for jet fuel to be approximately 80 BGPY, or approximately $210 billion annually.

Para-xylene (“PX”) and Polyethylene Terephthalate (“PET”)

●	Isobutanol can be used to produce PX, polyester and their derivatives, which are used in the beverage, food packaging, textile and fibers markets. PX is a key raw material in PET production.
●

We estimate the global market for PET to be approximately 50 million metric tons per year, or approximately $100 billion annually, of which approximately 30% will be used for plastic bottles and containers. We have demonstrated the conversion of our isobutanol into renewable PX at the demonstration plant in Silsbee, TX.  This demonstration plant has been producing renewable PX since September 2013 and, in May 2014, we shipped renewable PX to Toray Industries, Inc. (“Toray Industries”) under the terms of a supply agreement.

Butenes

●

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

●	Chemical-grade isobutanol can be sold to isobutylene and n-butene (butenes) chemicals users for conversion into lubricants, methyl methacrylate and rubber applications.
●	We estimate the total addressable worldwide market for butenes to be approximately 2.1 BGPY, or approximately $6.0 billion annually.

Other Hydrocarbon Fuels

●

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

We are developing our Retrofit equipment package through our exclusive alliance with ICM, Inc. (“ICM”), a leading engineering firm that has designed approximately 50% of current North American operating ethanol production capacity, which the RFA estimates to be approximately 15 BGPY. We plan to secure access to existing ethanol production facilities through joint ventures, licensing arrangements, tolling partnerships and direct acquisitions. We then plan to work with ICM to deploy GIFT® through Retrofit of these production facilities.

In September 2010, we acquired a 22 million gallon per year (“MGPY”) ethanol production facility in Luverne, Minnesota (the “Agri-Energy Facility”). The Agri-Energy Facility is a traditional dry-mill facility, which means that it uses dry-milled corn as a feedstock. In partnership with ICM, we developed a detailed Retrofit design for this facility and began the Retrofit in 2011. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we made modifications to our Agri-Energy Facility which we believe will allow us to increase the production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility in order to enable the simultaneous production of isobutanol and ethanol. In July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of potentially superior ethanol contribution margins. Also with a view to maximizing site cash flows, over certain periods of time, we may and have operated the plant for the sole production of ethanol across all four fermenters.

Through December 31, 2014, we have incurred capital costs of approximately $65.6 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at this facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast strains at this facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol and capitalized interest.

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

In June 2011, we entered into an isobutanol joint venture agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), under which we have agreed to work with Redfield to Retrofit Redfield’s approximately 50 MGPY ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”) for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, we are responsible for all costs associated with the Retrofit of the Redfield Facility. We are entitled to a percentage of Redfield’s profits, losses and distributions after commercial production of isobutanol has begun. As of December 31, 2014, we have incurred $0.4 million in planning-related costs, such as project engineering and permitting costs, for the future Retrofit of the Redfield Facility. Based on our preliminary engineering estimates, we will need to raise additional debt or equity capital to Retrofit the Redfield Facility, but are not obligated to do so under the Joint Venture Agreement.

We are currently in discussions with several other ethanol plant owners that have expressed an interest in entering into joint ventures, licensing arrangements or tolling arrangements with us or selling their facilities to us for Retrofit. However, there can be no assurance that we will be able to acquire access to ethanol plants from these owners. We have also entered into a non-binding collaborative agreement with the Malaysian government’s East Coast Economic Region Development Council, Malaysian Biotechnology Corporation and the State Government of Terengganu with the intent to develop a cellulosic biomass isobutanol facility in Southeast Asia.

We have commenced a licensing strategy whereby a licensee would invest the capital for the Retrofit of its own ethanol plant or for a new greenfield build out of an isobutanol-producing plant. In return, Gevo, as the licensor, would expect to receive an up-front license fee and ongoing royalty payments from the project. In October 2013, Gevo signed a letter of intent with IGPC Ethanol Inc. to Retrofit their approximately 40 MGPY ethanol plant. In March 2014, Gevo signed a letter of intent with Porta Hnos S.A. which contemplates Porta Hnos S.A. becoming the exclusive licensee of Gevo’s GIFT® technology in Argentina. In November 2014, Gevo signed a letter of intent with Highlands EnviroFuels, LLC which contemplates Highlands EnviroFuels, LLC obtaining a license from Gevo to produce renewable isobutanol at a plant that would be bolted on to the back-end of a sugar cane and sweet sorghum syrup mill and have a nameplate capacity of approximately 20 to 25 MGPY of isobutanol.  These letters of intent demonstrate interest in entering into licensing arrangements with the Company; however there is no guarantee that these letters of intent will lead to binding, definitive agreements.

Customer Agreements

We commenced a limited commercial scale campaign for the production of isobutanol in 2014 at our Agri-Energy Facility to demonstrate commercial scale capacity and sell the resulting product.  We expect initial commercial production to be directed to serve the high-purity and chemical-grade markets, to provide introductory volumes to the specialty fuel blendstock markets in the U.S. and to be further processed at a demonstration plant near Houston, Texas, to fulfill contracts for various hydrocarbons applications such as ATJ and PX. In 2014, we also began producing and selling isobutanol distiller’s grains (“iDGs™”) as an animal feed co-product, in a similar manner as distiller’s grains are sold in the ethanol industry today.

As of December 31, 2014, we have entered into the following agreements:

Off-take Agreements

●

Mansfield Oil Company. In August 2011, we entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”) to distribute isobutanol-based fuel into the petroleum market. Mansfield markets and distributes fuel to thousands of commercial customers across the U.S. and has over 900 supply points across the U.S. The agreement allows Mansfield to blend our isobutanol for its own use and to be a distributor of our isobutanol for a term of five years. We also entered into a three-year supply services agreement, with automatic one-year renewals thereafter, with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. Substantially all ethanol sold by Agri-Energy since its acquisition in September 2010 was sold to C&N pursuant to a separate ethanol purchase and marketing agreement.

●

Land O’Lakes Purina Feed LLC. In December 2011, we entered into a commercial off-take and marketing agreement with Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”) for the sale of iDGs™ produced by the Agri-Energy Facility. Land O’ Lakes Purina Feed provides farmers and ranchers with an extensive line of agricultural supplies (feed, seed, and crop protection products) and services. Pursuant to the agreement, Land O’Lakes Purina Feed will be the exclusive marketer of our iDGs™ and modified wet distiller’s grains for the animal feed market. The agreement has an initial three-year term following the first commercial sales of iDGs™ with automatic one-year renewals thereafter unless terminated by one of the parties. Further, we plan to work with Land O’Lakes Purina Feed to explore opportunities to upgrade the iDGs™ for special value-added applications in feed markets. Land O’ Lakes Purina Feed also provides marketing services for the sale of our ethanol distiller grains.

Supply and Commercialization Agreements

●

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

●

Toray Industries. In June 2011, we announced that we had successfully produced fully renewable and recyclable PET in cooperation with Toray. Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make PX from isobutanol. Toray Industries used our bio-para-xylene (“bio-PX”) and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, we entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we used for the design and construction of a demonstration plant. Toray Industries was obligated to purchase initial volumes of bio-PX produced at the demonstration plant. In May 2014, we successfully shipped these initial volumes of bio-PX.

●

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

Competitive Strengths

Our competitive strengths include:

●

Renewable platform molecule to serve multiple large drop-in markets. We believe that our isobutanol will readily substitute for petroleum-based isobutanol and a portion of the petroleum-based n-butanol in use in the specialty chemicals market which exists today. We believe isobutanol can be readily blended with gasoline in existing infrastructure to serve the need for biofuels blending demanded by the U.S. Environmental Protection Agency (the “EPA”) for fuel manufacturers. We also believe that the butenes produced from our isobutanol will have potential applications in a significant percentage of the global hydrocarbon fuels market and will serve as renewable alternatives in the production of polyester, rubber, plastics, fibers and other polymers, which comprise approximately 40% of the global petrochemicals market.

●

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

●

Capital-light commercial deployment strategy optimized for existing infrastructure.  We believe that GIFT® allows us to leverage the existing approximately 23 BGPY of global operating ethanol production capacity and that our Retrofit strategy supports a relatively low capital cost route to isobutanol production. Using a factored estimate based on the detailed design of the Agri-Energy Facility in combination with our learning from the Retrofit of that facility, we estimate base Retrofit costs to convert an existing grain ethanol plant’s production capacity to isobutanol production capacity will be approximately $1.00 per gallon of existing annual ethanol capacity.  This projection translates to approximately $50 million for a 50 MGPY ethanol facility and approximately $100 million for a 100 MGPY ethanol facility. These projected Retrofit capital expenditures are less than estimates for new plant construction for the production of advanced biofuels, including cellulosic ethanol.

●

Technology design enables optimized asset utilization. Our GIFT® design will enable us to switch between the production of isobutanol and ethanol, or produce both products simultaneously, which we believe will allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. Following the completion of a Retrofit, we expect the original plant to operate in essentially the same manner as it did prior to the Retrofit, producing primary products (isobutanol and/or ethanol) and co-products (iDGs™ and/or distiller’s grains). In July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, we believe that this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of potentially superior margin opportunities from the production of ethanol. Our long-term goal is to maximize margins at any plant that has undergone a Retrofit.

●

GIFT® demonstrated at commercially relevant scale. We have demonstrated fermentation operations with the use of our GIFT® separation system at commercial scale in one million liter fermenters using a corn mash feedstock at our Agri-Energy Facility. In addition, we previously completed the Retrofit of a one MGPY ethanol facility in St. Joseph, Missouri with our proprietary engineering package designed in partnership with ICM and we successfully produced isobutanol at this facility.

●

Off-take agreements and strategic relationships with chemicals, fuels, animal feed and engineering industry leaders in place. We have entered into off-take agreements and strategic relationships with global industry leaders to accelerate the execution of our commercial deployment strategy both in the U.S. and internationally. To facilitate the adoption of our technology at existing ethanol plants, we have entered into an exclusive alliance with ICM. We expect our relationships with entities such as Mansfield Oil Company, Toray Industries, the U.S. Air Force, the U.S. Army, and the U.S. Navy, among others, to contribute to the development of new chemical and fuel market applications of our isobutanol. To enable the future integration of cellulosic feedstocks into our isobutanol production process, we have obtained an exclusive license from Cargill, Incorporated (“Cargill”), to integrate its proprietary biocatalysts into our GIFT® system. To accelerate the adoption of isobutanol as a platform molecule and to support the development of hydrocarbon products derived from our isobutanol, we have developed a hydrocarbon demonstration plant near Houston, Texas with South Hampton.

●

Experienced team with a proven track record. Our management team offers an exceptional combination of scientific, operational and managerial expertise and our CEO, Dr. Patrick Gruber, has spent over 20 years developing and successfully commercializing industrial biotechnology products. As a result of their extensive experience, members of our management team play important roles in the industrial biotechnology industry at national and international levels. Across the Company, our employees have hundreds of combined years of biotechnology, synthetic biology and biobased product experience. Our employees have been inventors on over 300 patents and patent applications over the course of their careers. Our team members have played key roles in the commercialization of several successful, large-scale industrial biotechnology projects, including a sugar substitute sweetener, four organic acid technologies, an animal feed additive, monomers for plastics and biobased plastics and the first biologically derived high-purity monomer for the production of plastic at a world-scale production facility.

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

We intend to process the spent grain mash from our fermenters to produce iDGs™, relying on established processes in the current ethanol industry. We plan to market our iDGs™ to the dairy, beef, swine and poultry industries as a high-protein, high-energy animal feed. To support these efforts, in December 2011 we entered into an exclusive off-take and marketing agreement with Land O’Lakes Purina Feed for the sale of iDGs™ produced at the Agri-Energy Facility. We believe that our sales of our iDGs™ will allow us and our partners to offset a significant portion of our grain feedstock costs, in the same manner as is practiced by the corn-based ethanol industry today through the sale of dry distiller’s grains.

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

Although development work still needs to be done, we have shown at laboratory scale that we can convert cellulosic sugars into isobutanol. In addition, through an exclusive license and a services arrangement with Cargill, we are developing a cellulosic sugar converting biocatalyst specifically designed to efficiently produce isobutanol from the sugars derived from cellulosic feedstocks, including crops that are specifically cultivated to be converted into fuels (e.g., switchgrass), forest residues (e.g., waste wood, pulp and sustainable wood), agricultural residues (e.g., corn stalks, leaves, straw and grasses) and municipal green waste (e.g., grass clippings and yard waste). We carefully select our biocatalyst platforms based on their tolerance to isobutanol and other conditions present during an industrial fermentation process, as well as their known utility in large-scale commercial production processes. As a result, we expect our biocatalysts to equal or exceed the performance of the yeast used in prevailing grain ethanol production processes.

Biocatalyst Development

Initially, we used a pathway developed at the University of California, Los Angeles (“UCLA”) and exclusively licensed from The Regents of the University of California (“The Regents”), to create a research biocatalyst capable of producing biobased isobutanol. We chose to use E. coli as the bacteria for our research biocatalyst because it is easier to use and better understood relative to other biocatalysts, and because it was the microorganism used by UCLA in developing the licensed pathway. We then developed a new yeast biocatalyst to allow for anaerobic, or oxygen free, isobutanol production as well as to minimize the production of unwanted by-products to improve isobutanol yield and purity, thereby reducing operating costs. These efforts resulted in a substantial fermentation yield increase and enabled compatibility with existing ethanol infrastructure.

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

We designed our biocatalysts to equal or exceed the performance of the yeast currently used in commercial ethanol production not only in yield, or percentage of the theoretical maximum percentage of isobutanol that can be made from a given amount of feedstock, but also fermentation time, or how fast the sugar fed to the fermentation is converted to isobutanol. At least matching this level of performance is important to our initial commercial production because doing so allows GIFT® fermentation to be performed in most existing grain ethanol fermenters without increasing vessel sizes. Because an isobutanol molecule contains more carbon and hydrogen than an ethanol molecule, and because liquid isobutanol has a different density than liquid ethanol, the isobutanol volume that our fermentation process produces will be approximately 80% of the volume of ethanol produced by ethanol fermentation at an equivalent fermentation theoretical yield on sugar. In other words, ICM’s design studies predict that a Retrofitted 100 MGPY ethanol plant can produce approximately 80 MGPY of isobutanol. A volume of 80 million gallons of isobutanol has roughly the same energy content as 100 million gallons of ethanol. Over time, we anticipate being able to the increase the productivity of our yeast biocatalyst, thereby allowing for the production of a greater volume of isobutanol over the same fermentation time which would allow for an increase in expected annual isobutanol production. Based on this expectation, we increased the size of the proprietary isobutanol separation system that was installed at the Agri-Energy Facility to accommodate potential increased isobutanol production.

We initially achieved our target fermentation performance goals with our research biocatalyst at our GIFT® mini-plant and then replicated this performance in a Retrofitted one MGPY ethanol demonstration facility located at ICM’s St. Joseph, Missouri site. Yeast is generally the preferred host for industrial fermentation because it is industrially proven for biofuels production, capable of out-competing bacteria, and is less susceptible to bacteriophage, a common problem for bacterial fermentations. We select biocatalysts for their projected performance in the GIFT® process, targeting lower cost isobutanol production. We continue to seek to improve the performance parameters of our biocatalyst with a goal of reducing projected operating costs, increasing operating reliability and increasing the volume of isobutanol production.

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

Our Strategy

Our strategy is to commercialize our isobutanol for use directly as a specialty chemical and fuel blendstock and for conversion into plastics, fibers, polyester, rubber, and other polymers and hydrocarbon fuels. Key elements of our strategy include:

●

Deploy first commercial production facility. In September 2010, we acquired a 22 MGPY ethanol production facility in Luverne, Minnesota, the Agri-Energy Facility. Following completion of the initial work to Retrofit  the Agri-Energy Facility, in May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. We have since made modifications to our Agri-Energy Facility which we believe will allow us to increase the production rate and, in October 2013, we commissioned the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility in order to enable the simultaneous production of isobutanol and ethanol. In July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of potentially superior ethanol contribution margins. Also with a view to maximizing site cash flows, over certain periods of time, we may and have operated the plant for the sole production of ethanol across all four fermenters.

●

Build on existing agreements with customers to support capacity growth. We have entered into off-take or supply agreements with Mansfield, Land O’Lakes Purina Feed, Toray Industries and the DLA on behalf of the U.S. Air Force, U.S. Army and U.S. Navy. We intend to add to our customer pipeline by entering into isobutanol supply agreements for further capacity with additional customers in the refining, specialty chemicals and transportation sectors both in the U.S. and internationally.

●

Expand our production capacity via Retrofit of additional existing ethanol facilities. As we secure supply agreements with additional customers, we plan to expand our production capacity by increasing production capacity at our current locations and acquiring or gaining access to additional and larger scale ethanol facilities via joint ventures, licensing arrangements, tolling arrangements and acquisitions. We believe that our exclusive alliance with ICM will enhance our ability to rapidly deploy our technology on a commercial scale.

●

Expand adoption of our isobutanol across multiple applications and markets. We intend to drive adoption of our isobutanol in multiple U.S. and international chemicals and fuels end-markets by offering a renewable product with superior properties at a competitive price. In addition, we intend to leverage existing and potential strategic partnerships with hydrocarbon companies to accelerate the use of isobutanol as a building block for drop-in hydrocarbons. We plan to implement this strategy through direct supply agreements with leading chemicals and fuels companies, as well as through alliances with key technology providers.

●

Align the value chain for our isobutanol by collaborating with large brand owners and customers. We are developing commitments from large brand owners to purchase products made from our isobutanol by third-party chemicals and fuels companies. For example, we have entered into a definitive agreement with Toray Industries for the joint development of an integrated supply chain for the production of bio-PET. We have also successfully completed the scope of work under a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”) to create bio-PX from plant-based isobutanol, which is intended to accelerate the development of Coca-Cola’s second-generation PlantBottle™ packaging made from 100% plant-based materials.  Further discussion with production partners is envisioned to scale up the bio-PX technology.   We have also been awarded contracts to supply ATJ to the U.S. Air Force, U.S. Army and U.S. Navy.  We intend to leverage these commitments, as well as future agreements, to obtain contracts to sell our isobutanol directly into the manufacturing chain to those who will use our isobutanol as a building block in the production of PX, PET, biojet fuel and other hydrocarbon products.

●

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

Industry Overview

Petroleum is a fundamental source of chemicals and fuels, with annual global demand in 2011 estimated at $3.2 trillion based on data from the IEA. Globally organic chemicals and fuels targeted by us are primarily derived from petroleum, as it has historically been convenient and inexpensive. However, recent fundamental trends, including increasing petroleum demand (especially from emerging markets), limited new supply, price volatility and the changing regulatory framework in the U.S. and internationally with regard to the environmental impact of fossil fuels has increased the potential need for economical, renewable and environmentally sensitive alternatives to petroleum at more stable prices.

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

●

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

●

Capital intensity. Due to the high capital cost incurred in establishing new biofuels plants, numerous companies face limited expansion and customization opportunities and have not been able to relocate to areas with access to new or more cost-effective feedstocks.

●

Reliance on regulatory environment. Many conventional alternatives to current nonrenewable chemicals and fuels have relied heavily on government subsidies. In the absence of governmental support, these alternatives face significant operational hurdles and are often no longer economically viable.

●

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

●

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

●

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

●

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

●

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

●

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

●

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

●

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

Renewable isobutanol. We are a leader in the development of renewable isobutanol via fermentation of renewable plant biomass. While the competitive landscape in renewable isobutanol production is limited at this time, we are aware of other companies that are seeking to develop isobutanol production capabilities. These include Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between BP p.l.c. (“BP”) and E. I. du Pont de Nemours and Company (“DuPont”). While this entity is a private company, based on our due diligence related to intellectual property filings we believe that we have a favorable competitive position in the development of renewable isobutanol production.

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

Many production and technology supply companies are working to develop ethanol production from cellulosic feedstocks, including Shell Oil Company, DuPont-Danisco Cellulosic Ethanol LLC, Abengoa Bioenergy, S.A., POET, LLC, ICM, Mascoma Corporation, Inbicon A/S, INEOS New Planet BioEnergy LLC, Coskata, Inc., Archer Daniels Midland Company, BlueFire Ethanol, Inc., KL Energy Corporation, ZeaChem Inc., Iogen Corporation, Qteros, Inc., AE Biofuels, Inc. and many smaller startup companies. Successful commercialization by some or all of these companies will increase the supply of renewable gasoline blendstocks worldwide, potentially reducing the market size or margins available to isobutanol.

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

Hydrocarbon fuels. Beyond direct use as a fuel additive, isobutanol can be converted into many hydrocarbon fuels and specialty blendstocks, offering substantial potential for additional demand in the fuels markets. We will compete with the incumbent petroleum-based fuels industry, as well as biofuels companies. The incumbent petroleum-based fuels industry makes the vast majority of the world’s gasoline, jet and diesel fuels and blendstocks. The petroleum-based fuels industry is mature, and includes a substantial base of infrastructure for the production and distribution of petroleum-derived products. However, the industry faces challenges from its dependence on petroleum. High and volatile oil prices will provide an opportunity for renewable producers relying on biobased feedstocks like corn, which in recent years have had lower price volatility than oil, to compete.

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

Ethanol. We compete with numerous ethanol producers located throughout the U.S., many of which have much greater resources than we do, including Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. Competition for corn supply from other ethanol plants and other corn consumers will likely exist in all areas and regions in which our current and future plants will operate.  We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producing country. Brazil’s ethanol production is sugarcane-based, as opposed to corn-based, and has historically been less expensive to produce.

Intellectual Property

Our success depends in large part on our proprietary products and technology for which we seek protection under patent, copyright, trademark and trade secret laws. Such protection is also maintained in part using confidential disclosure agreements. Protection of our technologies is important so that we may offer our customers and partners proprietary services and products unavailable from our competitors, and so that we may exclude our competitors from using technology that we have developed or exclusively licensed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected. As of December 31, 2014, we exclusively licensed rights to 106 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. Of the licensed patents and patent applications, most are owned by Cargill and exclusively licensed to us for use in certain fields. These licensed patents and patent applications cover both enabling technologies and products or methods of producing products. Our licenses to such patents allow us to freely practice the licensed inventions, subject only to the terms of these licenses. As of December 31, 2014, we have submitted 409 patent applications in the U.S. and in various foreign jurisdictions. These patent applications are directed to our technologies and specific methods and products that support our business in the biofuel and bioindustrial markets. We continue to file new patent applications, for which terms extend up to 20 years from the filing date in the U.S.

As of December 31, 2014, we have been issued 24 U.S. patents and nine international patents.

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

In August 2011, we also entered into a work agreement with ICM. Pursuant to the terms of the work agreement, ICM will provide engineering, procurement and construction (“EPC”) services for the Retrofit of ethanol plants. Under this work agreement, ICM provided us EPC services for the Retrofit of the Agri-Energy Facility. We expect our alliance with ICM to help us continue to make efficiency and cost-related improvements in Retrofitting plants and producing isobutanol.

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

Joint Research, Development, License and Commercialization Agreement. In November 2011, we entered into a joint research, development, license and commercialization agreement with Coca-Cola. Pursuant to this agreement, we have agreed to conduct research and development activities, including engineering to produce bio-PX from isobutanol, with the ultimate goal of producing bio-PET for food-grade bottling. Our work is targeted to take the technology from laboratory-scale to commercial-scale and support Coca- Cola’s efforts to lead the beverage industry away from fossil-fuel based packaging by offering an alternative made completely from renewable raw materials. Pursuant to the terms of the agreement, Coca-Cola paid us a fixed fee for the research program during the first two years of the agreement. The research and development activities under the initial agreement were successfully completed and an amendment was entered into in March 2014 that extended the agreement through the end of 2014. We are in ongoing discussions with Coca-Cola to determine the next steps of the collaboration to scale-up the bio-PX technology.

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

Joint Development Agreement. In June 2012, we entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we used for the design and construction of a demonstration plant. Toray Industries was obligated to purchase initial volumes of bio-PX produced at the demonstration plant. In May 2014, we successfully shipped these initial volumes of bio-PX to Toray Industries.

Other Material Agreements

Redfield Energy, LLC

Joint Venture Agreement.  In June 2011, we entered into the Joint Venture Agreement with Redfield and executed the second amended and restated operating agreement of Redfield (together, the “Joint Venture Documents”). Under the terms of the Joint Venture Documents, we have agreed to work with Redfield toward the Retrofit of the Redfield Facility, an approximately 50 MGPY ethanol production facility located near Redfield, South Dakota, for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G membership units in Redfield (the “Class G Units”) to our wholly-owned subsidiary, Gevo Development, LLC (“Gevo Development”). Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. Such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate consolidating Redfield’s operations because we anticipate we will control the activities that are most significant to the entity.

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

As of December 31, 2014, we have incurred $0.4 million in planning-related costs, such as project engineering and permitting costs, for the future Retrofit of the Redfield Facility. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital in order to complete the Retrofit of the Redfield Facility, but are not obligated to do so under the Joint Venture Documents.

Whitebox Senior Secured Debt

In May 2014, we entered into a Term Loan Agreement (the “Loan Agreement”) with the lenders party thereto from time to time (each, a “Lender” and collectively, the “Lenders”) and Whitebox Advisors, LLC, as administrative agent for the Lenders (“Whitebox”), with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more senior secured term loans to the Company in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement (collectively, the “Term Loan”). The first advance of the Term Loan in the amount of $22.8 million (the “First Advance”), net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was made to the Company in May 2014. Also in May 2014, we entered into an Exchange and Purchase Agreement (the “Exchange and Purchase Agreement”) with WB Gevo, Ltd. and the other Lenders party thereto from time to time and Whitebox, in its capacity as administrative agent for the Lenders. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were given the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for the Company’s newly created 10% Convertible Senior Secured Notes due March 2017 (the “2017 Notes” and, together with the 2022 Notes, as defined below, the “Convertible Notes”), which are convertible into shares of the Company’s common stock. While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

In June 2014, the Lenders exchanged all $25.9 million of the outstanding principal amount of theTerm Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price  equal to $1.1584 per share or .8633 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable under certain circumstances, 5% in cash and 5% in kind and capitalized and added to the principal amount of the 2017 Notes (otherwise the full 10% is payable in cash). While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis.

The 2017 Notes Indenture contains customary affirmative and negative covenants for agreements of this type and events of default, including, restrictions on disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments, unless we receive the prior approval of the required holders. The 2017 Notes Indenture also contains limitations on the ability of the holder to assign or otherwise transfer its interest in the 2017 Notes.  The 2017 Notes are secured by a lien on substantially all of the assets of the Company and is guaranteed by Agri-Energy and Gevo Development (together, the “Guarantor Subsidiaries” or “Guarantors”). On June 6, 2014, in connection with the issuance of the 2017 Notes, we entered into a Pledge and Security Agreement in favor of the collateral trustee. The collateral pledged includes substantially all of the assets of the Company and the Guarantor Subsidiaries, including intellectual property and real property.  Agri-Energy has also entered into a mortgage with respect to the real property located in Luverne Minnesota.

The holders of the 2017 Notes may, at any time until the close of business on the business day immediately preceding the maturity date, convert the principal amount of the 2017 Notes, or any portion of such principal amount which is at least $1,000, into shares of the Company’s common stock. Upon conversion of the 2017 Notes, we will deliver shares of common stock at an initial conversion rate of .8633 shares of common stock per $1 principal amount of the 2017 Notes (equivalent to an initial conversion price of approximately $1.1584 per share of common stock). Such conversion rate is subject to adjustment in certain circumstances, including in the event that there is a dividend or distribution paid on shares of the common stock or a subdivision, combination or reclassification of the common stock. We also have the right to (i) increase the conversion rate by any amount for a period of at least 20 business days if our board of directors determines that such increase would be in our best interest or (ii) to avoid or diminish any income tax to holders of shares of common stock or rights to purchase shares of common stock in connection with any dividend or distribution. In addition, subject to certain conditions described herein, each holder who exercises its option to voluntarily convert its 2017 Notes will receive a make-whole payment in an amount equal to any unpaid interest that would otherwise have been payable on such 2017 Notes through the maturity date (a “Voluntary Conversion Make-Whole Payment”). Subject to certain limitations, we may pay any Voluntary Conversion Make-Whole Payments either in cash or in shares of common stock, at its election.

We have has the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of our common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable conversion price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, we may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at its election.

If a fundamental change of the Company occurs, the holders of 2017 Notes may require us to repurchase all or a portion of the 2017 Notes at a cash repurchase price equal to 100% of the principal amount of such 2017 Notes, plus accrued and unpaid interest, if any, through, but excluding, the repurchase date, plus a cash make-whole payment for the repurchased 2017 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such convertible 2017 Notes through the maturity date.

In connection with the transactions described above, we also entered into a Registration Rights Agreement, dated May 9, 2014 (the “Registration Rights Agreement”), pursuant to which we filed a registration statement on Form S-3 registering the resale of 17.5 million shares of our common stock which are issuable under the 2017 Notes. This registration statement was declared effective on July 25, 2014. We expect to file additional registration statements on Form S-3 or to amend filings in order to register additional shares of common stock of the Company for sale or resale, as necessary in connection with the 2017 Notes.

On July 31, 2014, we entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of warrants and the incurrence of indebtedness by the Company under such warrants.

On January 28, 2015, we entered into further amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

On January 29, 2015, we commenced a conversion forbearance period in accordance with the terms of the 2017 Notes during which neither we nor any holder of the 2017 Notes has the right to convert any principal amount of the 2017 Notes into shares of common stock.  The conversion forbearance period will terminate when we provide notice to the trustee for the 2017 Notes that we have a sufficient number of authorized and unissued shares of common stock to permit conversion of all of the outstanding 2017 Notes.  If, on June 27, 2015, the conversion forbearance period has not been terminated and we have failed to reserve out of our authorized but unissued shares or shares held in treasury, sufficient shares of common stock to provide for the conversion of all of the outstanding 2017 Notes, an event of default under the terms of the 2017 Notes will be triggered.  Upon such occurrence, 100% of the principal amount and all accrued and unpaid interest under the 2017 Notes will become immediately due and payable. Any default under the terms of the 2017 Notes could have a material adverse effect on our business, results of operations and financial condition.

TriplePoint Financing

Gevo Loan Agreement. In August 2010, Gevo, Inc. entered into a loan and security agreement (the “Gevo Loan Agreement”) with TriplePoint Capital LLC (“TriplePoint”), pursuant to which we borrowed $5.0 million. In July 2012, we used $5.4 million of the proceeds from the July 2012 offering of the 7.5% convertible senior notes due 2022 (the “2022 Notes”) to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

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

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol.  The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default.  In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which matures in October 2015. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which matures in December 2015, bringing the total amount borrowed under the additional term loan facilities to $15.0 million.  The aggregate amount outstanding under the additional term loan facilities bears interest at a rate equal to 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.  At December 31, 2014, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As security for its obligations under the Amended Agri-Energy Loan Agreement, Agri-Energy granted TriplePoint a security interest in and lien upon all of its assets. Gevo, Inc. also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint (the “Gevo Security Agreement”), which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.

June 2012 Amendments. In June 2012, we entered into (i) an amendment (the “Security Agreement Amendment”) to the Gevo Security Agreement and (ii) an amendment (the “Gevo Loan Amendment”) to the Gevo Loan Agreement. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of the 2022 Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permitted Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the 2022 Notes; (iv) added as an event of default the payment, repurchase or redemption of the 2022 Notes or of amounts payable in connection therewith other than certain permitted payments related to the 2022 Notes; (v) added a negative covenant whereby we may not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments (as defined in the Indenture) in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

December 2013 Amendments. In December 2013, we entered into additional amendments to certain of our existing agreements with TriplePoint and entered into a new intellectual property assignment agreement in favor of TriplePoint to, among other things:

●	permit the issuance of warrants associated with our December 2013 offering of common stock units;
●	waive any prepayment premium (but not any end-of-term payment) with respect to the Original Agri-Energy Loan Agreement and the Amended Agri-Energy Loan Agreement;
●	expand the events of default to add as an event of default the repurchase of the warrants;
●	grant TriplePoint a lien and security interest in all of the intellectual property of the Company;
●

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of December 31, 2014, are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

●	waive the requirement for Agri-Energy to make principal amortization payments on the Amended Agri-Energy Loan Agreement through December 31, 2014 (the “Restructure Period”);
●

raise the interest rates under the Amended Agri-Energy Loan Agreement to 13% during the Restructure Period (provided that such rate will return to 11% following the Restructure Period so long as no event of default under the Amended Agri-Energy Loan Agreement shall be continuing on the last day of the Restructure Period); and

●

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

May 2014 Amendments. In May 2014, we entered into a Consent Under and Third Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement and Omnibus Amendment to Loan Documents (the “2014 Amendment”) pursuant to which TriplePoint amended its agreements with the Company and its subsidiaries and consented to (i) the execution, delivery, and performance of the Loan Agreement, the Exchange and Purchase Agreement, the Registration Rights Agreement, the 2017 Notes Indenture, the 2017 Notes, and the other documents related thereto (collectively the “Senior Loan Documents”); (ii) the incurrence of the Term Loan with Whitebox and any other indebtedness under the Senior Loan Documents (collectively, the “Senior Indebtedness”); (iii) the consummation of the exchange of the Term Loan for the 2017 Notes; (iv) the offering, issuance and sale of the 2017 Notes to Whitebox and the conversion of any 2017 Notes into the common stock of the Company pursuant to the terms of the 2017 Notes Indenture; (v) the guaranty of the Senior Indebtedness provided by the Guarantors; (vi) the liens granted by each of the Company and the Guarantors to secure the Senior Indebtedness and the other obligations under the Senior Loan Documents; (vii) the consummation of any transactions contemplated by, and the terms of, the Senior Loan Documents by the Company and the Guarantors; and (viii) the payment and performance of any of the obligations under the Senior Loan Documents by the Company and the Guarantors, including the making of dividends and distributions by the Guarantors to the Company for the purpose of enabling the Company to make any payments under the Senior Loan Documents.

The amended loan agreement amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of December 31, 2014, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement.

On July 31, 2014, we entered into amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of warrants and the incurrence of indebtedness by the Company under such warrants.

On January 28, 2015, we entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

2022 Notes

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

The 2022 Notes are convertible at an initial conversion rate of 175.6697 shares of Gevo, Inc. common stock per $1,000 principal amount of 2022 Notes, subject to adjustment in certain circumstances as described in the indenture governing the 2022 Notes (the “Indenture”). This is equivalent to an initial conversion price of approximately $5.69 per share of common stock. Holders may convert the 2022 Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment (as defined in the Indenture). The Coupon Make-Whole Payment is equal to the sum of the present values of the semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of Gevo Inc.’s common stock for the ten trading days preceding the date of conversion. As of December 31, 2014, certain holders of the Company’s 2022 Notes have elected to convert bonds totaling $18.1 million, reducing the principal balance of the 2022 Notes to $26.9 million. Upon conversion, the 2022 Note holders received 3,179,608 shares of our common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of Gevo Inc.’s common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the applicable conversion rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the conversion rate increase to more than 202.0202 per $1,000 principal amount of the 2022 Notes.

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

The Company has a provisional redemption right (“Provisional Redemption”) to redeem, at the Company’s option, all or any part of the 2022 Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the conversion price in effect on such trading day. On or after July 1, 2017, The Company has an optional redemption right (“Optional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of 2022 Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date. If there is an Event of Default (as defined in the Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.

Research and Development

Our strategy depends on continued improvement of our technologies for the production of isobutanol, as well as next generation chemicals and biofuels based on our isobutanol technology. Accordingly, we annually devote significant funds to research and development. The following table shows our research and development costs by function (in thousands).

	Year Ended December 31,
	2014	2013	2012
Biocatalyst development	$8,493	$10,177	$11,526
Process engineering and operation of pilot and demo plants	3,943	8,239	5,318
Chemistry and applications development	1,684	1,763	2,587
Total Research and Development Expense	$14,120	$20,179	$19,431

During 2014, 2013 and 2012, we recorded revenue from government grants and cooperative agreements in the amounts of $0.8 million, $2.7 million and $2.8 million, respectively, which primarily related to research and development activities performed in our biocatalyst, chemistry, and applications development groups.

Our research and development activities are currently being performed primarily in our corporate headquarters located in Englewood, Colorado and the demonstration plant at the South Hampton facility.

Environmental Compliance Costs

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture and marketing of second-generation biofuels. Our isobutanol and the next generation products isobutanol will be used to produce may require regulatory approval by governmental agencies prior to commercialization. In particular, biofuels are subject to rigorous testing and premarket approval requirements by the EPA’s Office of Transportation and Air Quality, and regulatory authorities in other countries. In the U.S., various federal, and, in some cases, state statutes and regulations also govern or impact the manufacturing, safety, storage and use of biofuels. The process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations requires the expenditure of substantial resources. Regulatory approval, if and when obtained for any of the next generation products isobutanol is used to produce, may be limited in scope, which may significantly limit the uses for which our isobutanol and these next generation products may be marketed.

When built at a dry-mill facility, our GIFT® fermentation process creates iDGs™, a potential animal feed component, as a co-product. We have undertaken a self-assessed Generally Regarded As Safe (GRAS) process via third party scientific review to support the sale of our iDGs™ as animal feed. While we believe we can rely on this review, as we update our biocatalysts to increase isobutanol production, for further customer assurance, we also intend to pursue approval upon a completed biocatalyst from the Center for Veterinary Medicine of the U.S. Food and Drug Administration (the “FDA”). Further, the FDA’s policies may change and additional government regulations may be enacted that could prevent, delay or require regulatory approval of our co-products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

Our process contains a genetically engineered organism which, when used in an industrial process, is considered a new chemical under the EPA’s Toxic Substances Control Act program (“TSCA”). EPA’s Biotechnology Program under TSCA requires the submission of certain information of the Office of Pollution Prevention and Toxic Substances (OPPT).  Due to the nature of our microorganism we can utilize the TSCA Biotechnology Program Tier I and Tier II exemption criteria at our Luverne, Minnesota manufacturing location.  As we expand our business activities, we will pursue the EPA’s Microbial Commercial Activity Notice process for future plants. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, the TSCA new chemical submission policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments in environmental controls at our facilities which cannot be estimated at this time. Present and future environmental laws and regulations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions could all require us to make substantial expenditures. For example, our air emissions are subject to the Clean Air Act, the Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. Under the Clean Air Act, the EPA has promulgated National Emissions Standards for Hazardous Air Pollutants (“NESHAP”), which could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we might still be required to come into compliance with another NESHAP at some future time. New or expanded facilities might be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility.

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

Employees

As of December 31, 2014, Gevo, Inc. and its subsidiaries employed 97 employees, 57 of whom were employed by Gevo, Inc. and were located in Englewood, Colorado. Of the Gevo, Inc. employees, 40 were engaged in research and development activities and 17 were engaged in general, administrative and business development activities. As of December 31, 2014, our subsidiary Agri-Energy employed 40 employees, all of whom were located in Luverne, Minnesota, and involved in the operations of our production facility. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Segments and Geographic Information

We have determined that we have two operating segments: (i) the Gevo, Inc. segment; and (ii) the Gevo Development/Agri-Energy segment. We organize our business segments based on the nature of the products and services offered through each of our consolidated legal entities. Transactions between segments are eliminated in consolidation.. For additional financial information related to our segments, see Note 19 to our consolidated financial statements.

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

Gevo Development/Agri-Energy Segment. Our Gevo Development/Agri-Energy segment is currently responsible for the operation of our Agri-Energy Facility and the production of ethanol, isobutanol and related products. Substantially all of the ethanol produced from the date of the acquisition of the Agri-Energy Facility through December 31, 2014 was sold through an ethanol marketing company. Sales of ethanol and related products from our Gevo Development/Agri-Energy segment comprised approximately 83% of our consolidated revenue for the fiscal year ended December 31, 2014.

The following table sets forth our revenue by reportable segment (in thousands).

	Year Ended December 31,
	2014	2013	2012
Revenues:
Gevo	$4,718	$4,822	$3,505
Gevo Development / Agri-Energy	23,548	3,402	20,880
Consolidated	$28,266	$8,224	$24,385

Geographic Information.  For both the Gevo, Inc. segment and the Gevo Development/Agri-Energy segments, all revenue is earned and all assets are held in the U.S.

Executive Officers and Directors of the Registrant

The following table sets forth certain information about our executive officers and directors.

Name	Age	Position(s)
Patrick R. Gruber, Ph.D.	54	Chief Executive Officer and Director
Christopher Ryan, Ph.D.	53	President, Chief Operating Officer and Chief Technology Officer
Mike Willis	44	Chief Financial Officer and Executive Vice President of Corporate Development & Strategy
Greg Roda	54	Chief Commercial Officer
Brett Lund, J.D., M.B.A.	39	Chief Legal Officer and Secretary
Shai Weiss(1)(2)	46	Chairman of the Board of Directors
Andy Marsh (2)(3)	59	Director
Ruth I. Dreessen(2)(3)	59	Director
Ganesh M. Kishore, Ph.D.(1)	61	Director
Gary W. Mize(1)(2)(3)	64	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.

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

Mike Willis has served as the Company’s Executive Vice President of Corporate Development and Strategy since December 2012, as Interim Chief Financial Officer from September 2013 to April 2014, and as Chief Financial Officer since April 2014. Prior to joining the Company, Mr. Willis spent over seven years working with the Virgin Group, most recently serving as a Principal with Virgin Green Fund, a private equity firm focused on the renewable energy and resource efficiency sectors. Mr. Willis was involved in the fund’s investment activities, including its investment in the Company, and worked in operational roles with some of the fund’s portfolio companies, including serving as acting Chief Financial Officer of DuraTherm, Inc. Virgin Green Fund is an “affiliate” of the Company as defined in Rule 405 of the Securities Act of 1933, as amended. Previously, Mr. Willis worked with Virgin Management Limited in London in corporate development assisting several of the Virgin Group’s portfolio businesses internationally with strategy and corporate finance transactions. Mr. Willis has also worked in private equity and investment banking in the U.S. and Canada, focusing on mid-market transactions in a variety of sectors including technology, consumer products and retail. Mr. Willis is currently on the board of directors of Wildcat Discovery Technologies. Mr. Willis holds an M.B.A. from INSEAD in France and a Bachelors of Commerce from Queen’s University in Canada.

Greg Roda has served as the Company’s Chief Commercial Officer since September 2013. Mr. Roda has more than 17 years of strategic leadership, business development, research and product development experience in bio-based materials.  From 2007 to 2012, Mr. Roda served as Chief Executive Officer of Outlast Technologies, Inc., a privately funded technology company that develops, licenses and markets phase change materials for use in temperature regulating fabrics, packaging and industrial materials.  Prior to Outlast Technologies, Mr. Roda worked with Natureworks as a Business Development Executive overseeing commercialization of polylactic acid in the fiber and textile industry.  In this role he was responsible for building a global supply chain, creating market pull-through with downstream customers, and negotiating contracts to align the interests of Natureworks and its partners.  He also led a team in developing the business strategy for Natureworks.  From 1996 to 2002, he worked with Cargill’s Strategy and Business Development Group spending four years in Singapore with a focus on building Cargill’s palm oil plantation business through acquisitions and strategic partnerships. Mr. Roda holds a B.S. in mechanical engineering from the University of Michigan and an M.B.A. with a concentration in international business and finance from the University of Chicago.

Brett Lund, J.D., M.B.A. has served as General Counsel and Secretary of the Company since November 2007 and as Chief Legal Officer since November 2014.  In 2013, Mr. Lund was named “Forty Under 40” by the Denver Business Journal for being one of top forty business leaders under age 40. In 2012, Mr. Lund was named one of the “Most Influential Young Professionals” in Colorado by ColoradoBiz Magazine and also in 2012, Mr. Lund was named “Best Corporate Counsel” by the Denver Business Journal. Before joining the Company, from 2004 to 2007, he served as Chairman of the legal, intellectual property and licensing group and biotechnology licensing manager for the biofuels business of Syngenta Biotechnology, Inc. (“Syngenta”). At Syngenta, Mr. Lund led the management of intellectual property, in-licensing, out-licensing, research collaborations and strategic alliances. In 2006, Mr. Lund was Chief Executive Officer and a member of the board of Agarigen, Inc. (“Ararigen”) where he developed a novel protein expression platform for biologic pharmaceuticals, vaccines, and commercial enzymes. At Agarigen, Mr. Lund worked on a multi-million dollar research program for the Defense Advanced Research Projects Agency (DARPA) and later led the sale of Agarigen to Intrexon, Inc. (NYSE: XON). Prior to Agarigen, he served as Associate General Counsel for Ford Motor Company, Inc.’s Wingcast subsidiary. Mr. Lund was previously a corporate attorney at the law firm of Cooley LLP, where he represented numerous companies regarding intellectual property licensing, initial public offerings, venture capital financing, mergers and acquisitions, securities, strategic alliances and related transactions. Mr. Lund holds a J.D. from Duke Law School, an M.B.A. from Duke University’s Fuqua School of Business and a B.A. in political science from the University of California, San Diego. He is a Certified Licensing Professional by the Licensing Executives Society and admitted to practice law in California and North Carolina.

Shai Weiss has served as a director of the Company since 2007 and was appointed chairman of our board of directors in September 2010. Since 2014, Mr. Weiss has served as Chief Financial Officer of Virgin Atlantic Limited and has served as a member of its board of directors since 2012.  From 2012 to 2014, Mr. Weiss served as a Partner with the Virgin Group. Mr. Weiss previously led the formation of Virgin Green Fund I, L.P. (“Virgin Green Fund”), where he has been a partner since 2007. Prior to forming Virgin Green Fund, he held several management positions at ntl:Telewest (now Virgin Media, Inc.), including Managing Director of Consumer Products from 2004 to 2006, Integration Director for the merger between ntl, Inc. and Telewest Global, Inc. from 2005 to 2006, Director of Operations for the ntl Group from 2003 to 2004 and Director of Financial Planning for the Consumer division from 2002 to 2003. In his work as Managing Director of Consumer Products, Mr. Weiss was responsible for the development of internet, telephone and television for the consumer division and the Virgin.net broadband internet service provider. As director of operations for the ntl Group, he was responsible for major operational and business development projects, joint ventures and development of relationships with strategic partners. Prior to joining ntl:Telewest, Mr. Weiss organized the European office of the early-stage technology venture fund Jerusalem Venture Partners, L.P. in 2000, and was an associate with Morgan Stanley’s hi-tech mergers and acquisitions and corporate finance teams from 1997 to 2000. Mr. Weiss holds an M.B.A. from Columbia University and a B.B.A. from City University of New York, Baruch College in business and finance. We believe Mr. Weiss’s qualifications to sit on our board of directors include his extensive experience as a business leader and venture capitalist and his experience in advising growth-focused companies with respect to strategic direction and business transactions.

Andy Marsh has served as a director of the Company since February 2015. Since April 2008, Mr. Marsh has served as President and CEO of Plug Power, an alternative energy technology provider engaged in the design, development, manufacture, and commercialization of fuel cell systems for the industrial off-road markets worldwide. Previously, Mr. Marsh was a co-founder of Valere Power (‘Valere”), where he served as CEO and a board member from Valere’s inception in 2001 through its sale to Eltek ASA in 2007. Prior to founding Valere, Mr. Marsh spent almost 18 years with Lucent Bell Laboratories in a variety of sales and technical management positions. Mr. Marsh is a member of the board of directors for the California Hydrogen Business Council, a non-profit group comprised of organizations and individuals involved in the business of hydrogen. Mr. Marsh holds a BSEET from Temple University, an MSEE from Duke University and an M.B.A. from Southern Methodist University. We believe Mr. Marsh’s qualifications to sit on our board of directors include his years of experience as an executive in the alternative energy industry.

Ruth I. Dreessen has served as a director of the Company since March 2012. Ms. Dreessen has also been a director of Targa Resources Partners LP since February 2013. Since October 2010, Ms. Dreessen has served as Managing Director of Lion Chemical Partners, LLC, a private equity firm focused on building a portfolio of companies operating primarily in the chemical and chemical-related industries. Ms. Dreessen previously served on the board of Better Minerals & Aggregates Corporation (USS Holdings, Inc.) from 1996 to 2007. From 2005 to 2010, Ms. Dreessen served as Executive Vice President and Chief Financial Officer of TPC Group, Inc., a leading producer of value-added products derived from niche petrochemical raw materials such as C4 hydrocarbons. From 2003 to 2005, Ms. Dreessen served as Senior Vice President, Chief Financial Officer and director (2004-2005) of Westlake Chemical Corporation. Prior to joining Westlake Chemical Corporation, Ms. Dreessen served JPMorgan Chase & Co. (formerly Chase Manhattan Corporation) in several executive positions, most recently as Managing Director, Global Chemicals Group, in Houston, Texas, where she focused on leveraged and private equity transactions in chemicals and related industries. Ms. Dreessen holds an M.S. in International Affairs from Columbia University and a B.A. in European History from New College of Florida. We believe Ms. Dreessen’s qualifications to sit on our board of directors include her years of experience as an executive in the chemicals industry and her experience serving on other public company boards.

Ganesh M. Kishore, Ph.D. has served as a director of the Company since 2008. Since 2011, Dr. Kishore has also served as a director of Evolva Holding SA and as a director of Kaiima, where he currently serves as chairman of the scientific advisory board. He has also served as a director of Glori Energy since 2009, where he serves as chairman of the nominations and governance committee and as a member of the compensation committee, and a director of Sentinext since 2013, where he serves as chairman of the board of directors and as a member of the compensation committee. He also serves on the board of directors of Sri Tissue Engineering Private Limited. Between 2002 and 2007, he served as a director of Embrex, Inc., serving as a member of the compensation committee and nominations committee during that time. Since October 2014, he has served as Managing Partner of Spruce Capital Management LLC, a manager of MLS Capital Fund II, a fund which invests in a diversified portfolio of biogreentech companies at all stages of development. Since April 2007, he has also served as Chief Executive Officer of Malaysian Life Sciences Capital Fund, where he oversees fund management, investment portfolio management and governance of companies in which Malaysian Life Sciences Capital Fund has made investments. Since January 2009, he has also served as President and Chief Executive Officer of K Life Sciences, LLC where he provides advisory services to life science businesses. Between April 2007 and December 2008, Dr. Kishore served as a Managing Director of Burrill & Company, where his responsibilities included fund management, fund raising and governance of companies in which Burrill & Company invested. Prior to joining Burrill & Company, Dr. Kishore served as Chief Biotechnology Officer at DuPont from 2005 to 2007, where he was responsible for overall biotechnology leadership for DuPont’s life science businesses. Previously, he was Vice President, Technology, and Chief Technology Officer for DuPont’s Agriculture and Nutrition Division from 2002 to 2005. In his time at DuPont, Dr. Kishore focused on research and development related to biotechnology. Before joining DuPont, Dr. Kishore held several positions between 1980 and 2000 at Monsanto Company (“Monsanto”), including Co-President, Nutrition and Consumer Sector, and Assistant Chief Scientist/Chief Biotechnologist. His contributions include the discovery, development and commercialization of agricultural biotechnology products such as ROUNDUP READY SOY, the development of a manufacturing process for Nutrasweet® and aiding in transforming Monsanto into a leading food and nutrition company. Dr. Kishore co-founded the plant biotechnology and informatics company Metahelix Life Sciences Pvt Ltd. in India, Mogene LC in St. Louis, Missouri and Abunda in San Francisco, California. He serves or has served on the boards of numerous nonprofit institutions, including the School of Nutrition and Policy at Tufts University, the St. Louis RCGA and the National Research Advisory Board of Washington University at St. Louis. He is also a member of the American Association for the Advancement of Science. Dr. Kishore holds a Ph.D. in biochemistry from the Indian Institute of Science, an M.S. in biochemistry from the University of Mysore and a B.S. in physics and chemistry from the University of Mysore. We believe Dr. Kishore’s qualifications to sit on our board of directors include his years of experience as an executive in the field of agricultural biotechnology and his experience in advising and managing startup companies.

Gary W. Mize has served as a director of the Company since September 2011. Since October 2009, Mr. Mize has held the position of partner and owner at MR & Associates. Mr. Mize served as President of Rawhide Energy LLC, an ethanol company, from April 2007 to April 2009. Mr. Mize also served as non-executive Chairman at Ceres Global AG, a Canadian public company that serves as a vehicle for agribusiness investments, from December 2007 to April 2010, and has served as an independent director of Ceres Global AG and a member of its audit committee since October 2013. Mr. Mize has also served Noble Group, Hong Kong, as Global Chief Operating Officer and Executive Director from July 2003 to December 2005 and as Non-Executive Director from December 2005 to December 2006. Previously, he was President of the Grain Processing Group at ConAgra Foods, Inc., President and Chief Executive Officer of ConAgra Malt and held various positions at Cargill. Mr. Mize holds a B.A. in Business and Marketing from Michigan State University. Mr. Mize brings international business experience to the board having previously held expatriate positions in Switzerland, Brazil and Hong Kong.

Corporate Information

We were incorporated in Delaware in June 2005 as a corporation under the name Methanotech, Inc. and filed an amendment to our certificate of incorporation changing our name to Gevo, Inc. on March 29, 2006. Our principal executive offices are located at 345 Inverness Drive South, Building C, Suite 310, Englewood, CO 80112, and our telephone number is (303) 858-8358.

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

Our audited financial statements for the year ended December 31, 2014, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2014, indicating that the amount of working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, sales or outlicenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including losses of $41.1 million, $66.8 million and $60.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $303.3 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial startup operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. We currently derive revenue from the sale of isobutanol, ethanol and related at the Agri-Energy Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows. Additionally, we have generated limited revenue from the sale of products such as ATJ fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements or our ATJ supply contracts are canceled or we are unable to produce suitable ATJ material, our revenues could be adversely affected.

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

Significant portions of our resources have been dedicated to research and development, as well as demonstrating the effectiveness of our technology, including through the Retrofit of the Agri-Energy Facility. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our technologies, developing future markets for our isobutanol and accessing and Retrofitting facilities necessary for the production of isobutanol on a commercial scale. These expenditures will include costs associated with research and development, accessing existing ethanol plants, Retrofitting or otherwise modifying the plants to produce isobutanol, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the isobutanol we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

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

Our future capital requirements will depend on many factors, including:

●	the timing of, and costs involved in developing and optimizing our technologies for full-scale commercial production of isobutanol;
●	the timing of, and costs involved in accessing existing ethanol plants;
●	the timing of, and costs involved in Retrofitting the plants we access with our technologies;
●	the costs involved in establishing enhanced yeast seed trains;
●	the costs involved in acquiring and deploying additional equipment to attain final product specifications that may be required by future customers;
●	the cost of operating, maintaining and increasing production capacity of the Retrofitted plants;
●	our ability to negotiate agreements supplying suitable biomass to our plants, and the timing and terms of those agreements;
●	the timing of, and the costs involved in developing adequate storage facilities for the isobutanol we produce;
●	our ability to gain market acceptance for isobutanol as a specialty chemical, gasoline blendstock and as a raw material for the production of hydrocarbons;
●	our ability to negotiate supply agreements for the isobutanol we produce, and the timing and terms of those agreements, including terms related to sales price;
●

our ability to negotiate sales of our isobutanol for full-scale production of butenes and other industrially useful chemicals and fuels, and the timing and terms of those sales, including terms related to sales price;

●	our ability to sell the iDGs™ left as a co-product of fermenting isobutanol from corn as animal feedstock;
●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and
●

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

The various bioindustrial markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively. Currently, we are defending against lawsuits filed by Butamax alleging that we have infringed eight patents, including five patents claiming certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells, a patent claiming a modified Pseudomonas  KARI enzyme, a patent claiming a modified  E. coli KARI enzyme, and a patent claiming the use of  L. lactis  and  S. mutans -related dihydroxy acid dehydratase enzymes in yeast. The litigation with Butamax is dynamic and the next Delaware District Court trial for the Butamax litigation is currently scheduled for August 24, 2015 and an additional trial is scheduled for April 25, 2016. We expect to incur significant costs preparing for and participating in these upcoming trials. However, if we are unable to raise the significant funds that will be required to continue to defend our freedom to operate, we could be forced to change our business strategy.

Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the U.S. may divert management time from focusing on business operations, could cause us to spend significant amounts of money and may have no guarantee of success. Any current and future intellectual property litigation could also force us to do one or more of the following:

●	stop selling, incorporating, manufacturing or using our products that use the subject intellectual property;
●	obtain from a third party asserting its intellectual property rights, a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
●

redesign those products or processes, such as our process for producing isobutanol, that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically infeasible;

●	pay attorneys’ fees and expenses; or
●	pay damages, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights.

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

In September 2010, we acquired ownership of the Agri-Energy Facility in Luverne, Minnesota. To date, we have successfully demonstrated fermentation operations at commercial scale combined with the use of our GIFT ® separation system using corn mash feedstock at the Agri-Energy Facility. We may incur additional costs in order to further optimize the production of both isobutanol and ethanol simultaneously at the Agri-Energy Facility. Such funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Agri-Energy Facility and achieve full-scale commercial production at this facility may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

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

In July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. We believe that the capability to switch between ethanol and isobutanol production, or produce both products simultaneously (as evidenced by our Agri-Energy Facility) will, subject to regulatory factors and depending on market conditions, mitigate certain significant risks associated with startup operations for isobutanol production. However, there can be no assurance that we will be able to revert to ethanol production, or produce both products simultaneously at future plants, or that it will make sense, based on the then-current economic conditions for the production of ethanol, to do so. Even if we are able to revert to ethanol production, or produce both products simultaneously at certain facilities, those facilities may produce ethanol less efficiently or in lower volumes than they did prior to the Retrofit and such ethanol production may not generate positive economic returns. If we are unable to produce isobutanol at the volumes, rates and costs that we expect and are unable to revert to ethanol production at full capacity, or produce both products simultaneously, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

Fluctuations in the price of corn and other feedstocks may affect our cost structure.

Our approach to the biofuels and chemicals markets will be dependent on the price of corn and other feedstocks that will be used to produce ethanol and isobutanol. A decrease in the availability of plant feedstocks or an increase in the price may have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce, as we may be unable to pass the full amount of feedstock cost increases on to our customers.

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

The ethanol facilities that we have Retrofitted or plan to Retrofit to produce isobutanol, use significant amounts of natural gas to produce ethanol. After Retrofit with our GIFT ® technology, these facilities will continue to require natural gas to produce isobutanol and/or ethanol. Accordingly, our business is dependent upon natural gas supplied by third parties. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as weather conditions, overall economic conditions and governmental regulations. Should the price of natural gas increase, our performance could suffer. Likewise, disruptions in the supply of natural gas could have a material impact on our business and results of operations.

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

We sell distiller’s grains as a co-product from the production of ethanol at the Agri-Energy Facility during any period in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production, or produce both products simultaneously. We may also sell distiller’s grains produced by other ethanol facilities that we acquire, enter into a joint venture or tolling arrangement with, or license to in the future. We also plan to sell the iDGs™ that will be produced as a co-product of our commercial isobutanol production. Distiller’s grains and iDGs™ compete with other animal feed products, and decreases in the prices of these other products could decrease the demand for and price of distiller’s grains and iDGs™. Additionally, we have not yet produced commercial iDGs™ and, as such, there is a risk that our iDGs™ may not meet market requirements. If the price of distiller’s grains and iDGs™ decreases or our iDGs™ do not meet market requirements, our revenue from the sale of distiller’s grains and future revenue from the sale of iDGs™ could suffer, which could have a material adverse effect on our financial condition.

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

In recent years, the spread between ethanol and corn prices has fluctuated widely and narrowed significantly. Fluctuations are likely to continue to occur. Unfavorable weather conditions led to a smaller than expected corn harvest across affected areas of the U.S. Midwest region in the fall of 2012. This, along with smaller corn carryover in the last two crop years and higher export demand for corn led to higher corn prices during 2012 and the first half of 2013 and increased corn price volatility. The price of ethanol during that time did not keep pace with rising corn prices which resulted in lower and, in some instances negative, operating margins in the ethanol industry. As a result, during the fourth quarter of 2012, our management determined that the production of ethanol at the Agri-Energy Facility would not produce a positive margin versus maintaining the Agri-Energy Facility at idle. Likewise, the recent decline in oil prices has translated into lower gasoline prices in the U.S., which have resulted in lower ethanol prices and ethanol profit margins. It is unclear when or if ethanol prices may rebound, and consequently, when or if near-term ethanol margins will increase from current levels. Our inability to rely on ethanol production as an alternative revenue source due to rising corn prices or otherwise could have a material adverse effect on our business, financial condition and results of operations.

Sustained narrow commodity margins may cause us to operate at a loss or to reduce or suspend production of ethanol and/or isobutanol at the Agri-Energy Facility, and we may or may not be able to recommence production when margins improve.

Our results from operations will be substantially dependent on commodity prices. Many of the risks associated with volatile commodity prices, including fluctuations in feedstock costs and natural gas costs, apply both to the production of ethanol and isobutanol. Sustained unfavorable commodity prices may cause our combined revenues from sales of ethanol, isobutanol and related co-products to decline below our marginal cost of production. As market conditions change, our management may decide to reduce or suspend production of ethanol and/or isobutanol at the Agri-Energy Facility.

The decision to reduce or suspend production at a facility may create additional costs related to continued maintenance, termination of staff, certain unavoidable fixed costs, termination of customer contracts and increased costs to increase or recommence production in the future. These costs may make it difficult or impractical to increase or recommence production of ethanol and/or isobutanol at the Agri-Energy Facility even if margins improve. In addition, any reduction or suspension of the production of ethanol and/or isobutanol at the Agri-Energy Facility may slow or stop our commercialization process, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in the development of individual steps in, or an integrated process for, the production of commercial quantities of isobutanol from plant feedstocks in a timely or economic manner, or at all.

As of December 31, 2014, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to nameplate production levels. The production of isobutanol requires multiple integrated steps, including:

●	obtaining the plant feedstocks;
●	treatment with enzymes to produce fermentable sugars;
●	fermentation by organisms to produce isobutanol from the fermentable sugars;
●	distillation of the isobutanol to concentrate and separate it from other materials;
●	purification of the isobutanol; and
●	storage and distribution of the isobutanol.

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

We have entered into a joint venture with Redfield Energy, LLC to Retrofit the Redfield Facility (as defined below), and our production of isobutanol at the Redfield Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In June 2011, we acquired access to a 50 MGPY ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”), pursuant to our joint venture with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”). We intend to Retrofit this facility to produce isobutanol, and will need access to additional capital in order to commence the Retrofit. Although we will be able to apply our experience from the Retrofit of the Agri-Energy Facility, no two ethanol facilities are exactly alike, and each Retrofit will require individualized engineering and design work. Cost overruns or other unexpected difficulties unique to the Redfield Facility could cause the Retrofit to cost more than we anticipate which could further increase our need for funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our full-scale commercial production of isobutanol at this facility. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to complete the Retrofit of the Redfield Facility, which is not yet underway, or acquire access to or Retrofit additional ethanol plants may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

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

We may face additional operational difficulties as we further expand our production capacity. Integrating new facilities with our existing operations may prove difficult. Rapid growth, resulting from our operation of, or other involvement with, isobutanol facilities or otherwise, may impose a significant burden on our administrative and operational resources. To effectively manage our growth and execute our expansion plans, we will need to expand our administrative and operational resources substantially and attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. Failure to meet the operational challenges of developing and managing increased production of isobutanol and/or ethanol, or failure to otherwise manage our growth, may have a material adverse effect on our business, financial condition and results of operations.

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

In addition to a limited number of definitive supply and distribution agreements, we have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including LANXESS, Inc. and TOTAL PETROCHEMICALS USA, Inc. We may be unable to negotiate final terms with these or other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant Retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

A sustained low oil price environment may negatively impact the price we receive for the sale of our isobutanol, ethanol and hydrocarbon products.

Many of our end-products such as isobutanol, ethanol and hydrocarbon products have some level of price correlation with crude oil. If crude oil prices were to remain at low levels over a sustained period of time, this may have an impact on the pricing that we are able to achieve in the marketplace for many of those end-products. This may cause us to operate at a lower or negative operating margins, and as a result, our management may decide to reduce or suspend production of ethanol and/or isobutanol at the Agri-Energy Facility. Unfavorable operating margins may also impact our ability to access and Retrofit, either independently or with potential development partners or licensees, existing ethanol facilities for the production of isobutanol for commercial distribution and sale.

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

If appropriate opportunities become available, we expect to acquire businesses, assets, technologies or products to enhance our business in the future. In connection with any future acquisitions, we could, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint:

●	issue additional equity securities which would dilute our current stockholders;
●	incur substantial debt to fund the acquisitions; or
●	assume significant liabilities.

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

Realizing the anticipated benefits of joint ventures, including projected increases to production capacity and additional revenue opportunities, involves a number of potential challenges. The failure to meet these challenges could seriously harm our financial condition and results of operations. Joint ventures are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs related to such arrangements, including:

●	difficulties negotiating joint venture agreements with favorable terms and establishing relevant performance metrics;
●	difficulties completing the Retrofits of the accessed facilities using our integrated fermentation technology;
●	the inability to meet applicable performance targets related to the production of isobutanol;
●	difficulties obtaining the permits and approvals required to produce and sell our products in different geographic areas;
●	complexities associated with managing the geographic separation of accessed facilities;
●	diversion of management attention from ongoing business concerns to matters related to the joint ventures;
●	difficulties maintaining effective relationships with personnel from different corporate cultures; and
●	the inability to generate sufficient revenue to offset Retrofit costs.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of December 31, 2014, we exclusively licensed rights to approximately 106 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 409 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only approximately 33 of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent as handed down by the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Several of our issued patents are being challenged in regulatory proceedings before the USPTO. These proceedings may result in the claims being amended or canceled. If the claims are amended or canceled, the scope of our patents claims may be narrowed, which may reduce the scope of protection afforded by our patent portfolio. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

We may face substantial competition in the markets for isobutanol, ethanol, polyester, rubber, plastics, fibers, other polymers and hydrocarbon fuels. Our competitors include companies in the incumbent petroleum-based industry as well as those in the nascent biorenewable industry. The incumbent petroleum-based industry benefits from a large established infrastructure, production capability and business relationships. The incumbents’ greater resources and financial strength provide significant competitive advantages that we may not be able to overcome in a timely manner. Academic and government institutions may also develop technologies which will compete with us in the chemicals, solvents and blendstock markets.

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

In the ethanol market, we operate in a highly competitive industry in the United States. According to the Renewable Fuels Association, there are over 200 ethanol facilities in the United States with an installed nameplate capacity of almost 15 billion gallons. Some of the key competitors in the United States include Archer-Daniels-Midland Company, POET, LLC, Valero Energy Corporation and Green Plains Renewable Energy, Inc. We also face competition from foreign producers of ethanol. Brazil is believed to be the world’s second largest ethanol producing country. Many producers have much larger production capacities and operate at a lower cost of production than we do. As a result, these companies may be able to compete more effectively in narrower commodity margin environments.

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

●

public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products and processes, which could influence public acceptance of our technologies, products and processes;

●

public attitudes regarding and potential changes to laws governing ownership of genetic material, which could harm our intellectual property rights with respect to our genetic material and discourage others from supporting, developing or commercializing our products, processes and technologies;

●

public attitudes and ethical concerns surrounding production of feedstocks on land which could be used to grow food, which could influence public acceptance of our technologies, products and processes;

●	governmental reaction to negative publicity concerning genetically engineered organisms, which could result in greater government regulation of genetic research and derivative products; and
●	governmental reaction to negative publicity concerning feedstocks produced on land which could be used to grow food, which could result in greater government regulation of feedstock sources.

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

Our management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 because of a material weakness in accounting for certain non-routine aspects of the underwritten public offering completed in August 2014 (“August Offering”). Notwithstanding the material weakness that existed as of December 31, 2014, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. Gevo is implementing enhanced controls and policies with respect to the review and analysis of all working papers of non-routine transactions such as the August Offering. Management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2014 fairly present in all material respects the Company’s financial position, results of operations, and cash flows in accordance with GAAP.

However, if our remedial measures are insufficient to address the material weakness, or if we, or our independent registered public accounting firm, discover an additional material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 would subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Certain Risks Related to Owning our Securities

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Our indebtedness exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of December 31, 2014, the aggregate amount of the outstanding principal and final payments under our amended and restated loan and security agreement with TriplePoint Capital LLC (“TriplePoint”) was approximately $0.8 million and we had $26.1 million in outstanding 2017 Notes, which were issued to WB Gevo, Ltd. (“Whitebox”) in June 2014, and $26.9 million in outstanding 2022 Notes, which were issued in July 2012.  In addition, we and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indentures governing the Convertible Notes. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning Our Securities” section could intensify.

Our current and future indebtedness could have significant negative consequences for our business, financial condition and results of operations, including:

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

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $26.36 and a low of $0.12.

We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	the position of our cash and cash equivalents;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•	announcements of technological innovations by us, our partners or our competitors;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;
•	our ability to consistently produce commercial quantities of isobutanol at the Agri-Energy Facility and ramp up production to nameplate capacity;
•	additions or losses of customers;
•	commodity prices, including oil, ethanol and corn prices;
•	additions or departures of key management or scientific personnel;
•	competition from existing products or new products that may emerge;
•	issuance of new or updated research reports by securities or industry analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	litigation involving us, our general industry or both;
•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock, regardless of our operating performance, and cause the value of your investment to decline. Because the Convertible Notes are convertible into our common stock and the warrants are exercisable into our common stock, volatility or a reduction in the market price of our common stock could have an adverse effect on the trading price of the Convertible Notes and the warrants. Holders who receive common stock upon conversion of the Convertible Notes or exercise of the warrants will also be subject to the risk of volatility and a reduction in the market price of our common stock. In addition, the existence of the Convertible Notes and our outstanding warrants, may encourage short selling in our common stock by market participants because the conversion of the Convertible Notes or exercise of the warrants could depress the price of our common stock.

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

As of February 3, 2015, stockholders who beneficially own more than 5% of our outstanding common stock, which consists of four stockholders, collectively have beneficial ownership of approximately 37.3% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the conversion of certain Convertible Notes or upon exercise of certain outstanding warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of December 31, 2014, we had $26.9 million in outstanding 2022 Notes, which were convertible into 17,707,147 shares of common stock at the conversion rate in effect on December 31, 2014 (which amount includes 12,981,633 shares of common stock issuable in full satisfaction of the coupon make-whole payments due in connection therewith). The anticipated conversion of the $26.9 million in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have the option to issue common stock to any converting holder in lieu of making any required coupon make-whole payment in cash. If we elect to issue our common stock for such payment, the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. If our stock price decreases, the number of shares we would be required to deliver in connection with the coupon make-whole payments would increase. Given that the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the 2022 Notes or making cash payments in respect of the coupon make-whole payments due upon a conversion, we may be unable to make such payment in cash. If we issue additional shares of our common stock in satisfaction of such payments, this may cause significant additional dilution to our existing stockholders.

As of December 31, 2014, we had $26.1 million in outstanding 2017 Notes, which were convertible into 28,322,932 shares of our common stock at the conversion rate in effect on December 31, 2014. On January 29, 2015, we commenced a conversion forbearance period in accordance with the terms of the 2017 Notes during which neither the Company nor any holder of the 2017 Notes will have the right to convert any principal amount of the 2017 Notes into shares of the Company’s common stock. The conversion forbearance period will terminate when the Company provides notice to the trustee for the 2017 Notes that it has a sufficient number of authorized and unissued shares of common stock to permit conversion of all outstanding 2017 Notes; provided, that it will be an event of default under the terms of the 2017 Notes if, on June 27, 2015, the conversion forbearance period has not been terminated and the Company has failed to reserve, free from preemptive rights, out of its authorized but unissued shares or shares held in treasury, sufficient shares of common stock to provide for the conversion of all of the outstanding 2017 Notes.

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

The indentures governing the Convertible Notes may prohibit us from engaging in certain mergers or acquisitions and if a fundamental change of the Company occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes and, in certain circumstances, to pay the holders of Convertible Notes a make-whole payment equal to the aggregate amount of interest that would have been payable on such Convertible Notes from the repurchase date through the maturity date of such Convertible Notes. With respect to the 2022 Notes, if a fundamental change occurs prior to the maturity date of the 2022 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2022 Notes in connection with such fundamental change. With respect to the 2017 Notes, the Company has the right to increase the conversion rate of the 2017 Notes by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest. In addition, if an extraordinary transaction occurs, holders of warrants will have the right, at their option, to require us to repurchase the unexercised portion of such warrants for an amount in cash equal to the value of the warrants, as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

The conversion or exercise prices, as applicable, of the Convertible Notes and warrants can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The conversion price of the 2022 Notes can fluctuate in certain circumstances, including in the event that we undertake certain stock dividends, splits, combinations or distributions, or if there is a fundamental change prior to the maturity date of the 2022 Notes. In such instances, the conversion price of the 2022 Notes can fluctuate materially lower than the initial conversion price of $5.69 per share. The conversion price of the 2017 Notes can fluctuate in certain circumstances, including in the event that there is a dividend or distribution paid on shares of our common stock or a subdivision, combination or reclassification of our common stock. In such instances, the conversion price of the 2017 Notes can fluctuate materially lower than the initial conversion price of $1.1584 per share.

The number of shares of common stock for which certain of our warrants are exercisable may be adjusted in the event that we undertake certain stock dividends, splits, combinations, distributions, and the price at which such shares of common stock may be purchased upon exercise of the warrants may be adjusted in the event that we undertake certain issuances of common stock or convertible securities at prices lower than the then-current exercise price for the warrants. These provisions could result in substantial dilution to investors in our common stock.

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

We have used, and in the future we may continue to use, stock options, stock grants and other equity-based incentives, either pursuant to the 2010 Plan, or outside of the 2010 Plan, to provide motivation and compensation to our directors, officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price.

As of December 31, 2014, there were 3,524,413 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of the warrants.

As of December 31, 2014, there were 1,481,824 shares of common stock available for future grant under our 2010 Plan and 1,150,939 shares of common stock available for future grant under our Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested.

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

Holders of our warrants will have no rights as a common stockholder until such holders exercise their warrants and acquire our common stock.

Until holders of our warrants acquire shares of our common stock upon exercise of the warrants, the holders will have no rights with respect to the shares of our common stock underlying such warrants, except for those rights set forth in the applicable warrant agreements. Upon exercise of the warrants, warrant holders will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

The exercise price for our warrants will not be adjusted for all dilutive events.

The exercise price for our warrants is subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock at a price per share less than the exercise price of the warrants. However, the exercise price will not be adjusted for other events, including the issuance of certain rights, options or warrants, distributions of capital stock, indebtedness, or assets and cash dividends. Accordingly, an event that adversely affects the value of the warrants may occur, and that event may not result in an adjustment to the exercise price.

We may not be permitted by the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, to repurchase certain series of our warrants, and we may not have the ability to do so.

Under certain circumstances, if an extraordinary transaction (as defined in certain series of our warrants) occurs, holders of the warrants may require us to repurchase, for cash, the remaining unexercised portion of such warrants for an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. Our ability to repurchase the warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase the warrants. In addition, any such repurchase of the warrants may result in a default under the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, unless we are able to obtain such lender’s consent prior to the taking of such action. If we were unable to obtain such consent, compliance with the terms of the warrants would trigger an event of default under such agreements.

Concentration of ownership among our affiliates may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our affiliates who held our common stock as of February 3, 2015 together control approximately 16.5% of our outstanding common stock, with a single stockholder, Khosla Ventures I, L.P. and its affiliates, controlling approximately 8.6% of our outstanding common stock. If our affiliates or a group of our affiliates act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, our affiliates, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders and holders of warrants. This concentration of ownership could depress our stock price, which would in turn depress the trading price of the common stock and warrants.

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

We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future because such payments are prohibited by the terms of the agreements governing our indebtedness with Whitebox and TriplePoint. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

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

We are subject to anti-takeover provisions in our amended and restated certificate of incorporation, as amended (our “Certificate of Incorporation”), and amended and restated bylaws and under Delaware law, that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.

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

Our common stock may be delisted from the NASDAQ Capital Market, which could affect its market price and liquidity.

We are required to continually meet the listing requirements of the NASDAQ Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the NASDAQ Capital Market.

Prior to January 5, 2015, our common stock was listed on the NASDAQ Global Market. On June 30, 2014, we received a deficiency letter from the Listing Qualifications Department of the NASDAQ Stock Market, notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the NASDAQ Global Market. In accordance with NASDAQ Listing Rules, we had an initial compliance period of 180 calendar days, or until December 29, 2014, to regain compliance with this requirement. If at any time before December 29, 2014, the bid price of our common stock had closed at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ would have provided written notification that we had regained compliance. We were not able to maintain the minimum closing bid price by December 29, 2014 and, as a result, we voluntarily applied to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. In connection with the transfer to the NASDAQ Capital Market, which became effective on January 5, 2015, we were granted an additional 180 days, or until June 29, 2015, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for ten consecutive business days. If we do not regain compliance with the minimum closing bid price requirement during this second 180-day compliance period, NASDAQ will provide written notice that our securities are subject to delisting. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We cannot provide any assurance that our stock price will recover within the permitted grace period. If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

Furthermore, it would be a fundamental change under the indentures governing the Convertible Notes if our common stock is not listed on a national securities exchange. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% plus accrued and unpaid interest through, but not including, the repurchase date. We would also be required to pay the holders of the 2017 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes, to, but not including, the maturity date of such notes. Repurchase offers for the 2022 Notes would be prohibited by the agreements governing our secured indebtedness with TriplePoint.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and research and development laboratories, included in our Gevo, Inc. segment, are located in Englewood, Colorado, where we occupy approximately 29,865 square feet of office and laboratory space. Our lease for this facility expires in July 2016. We believe that the facility that we currently lease is adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth. Our subsidiary, Agri-Energy, included in our Gevo Development/Agri-Energy segment, owns and operates an ethanol and isobutanol production facility in Luverne, Minnesota on approximately 55 acres of land and contains approximately 50,000 square feet of building space. The production facility was originally constructed in 1998. The land and buildings are owned by Agri-Energy, which granted to Whitebox and TriplePoint a mortgage lien and security interest in such property to secure its obligations under Whitebox Notes Indenture and the Amended Agri-Energy Loan Agreement with TriplePoint.

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

On July 11, 2014, the Delaware District Court granted our motion to stay the patent litigation on the ‘188 Patent and ‘889 Patent. The District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the District Court was based on the status of our Petition for Writ of Certiorari in the U.S. Supreme Court. Oral argument in Teva occurred on October 15, 2014 and on January 20, 2015, the Supreme Court ruled in Teva’s favor and determined that the Federal Circuit must now apply the “clear error” standard of review and cannot set aside District Courts’ findings of fact unless they were clearly erroneous.  On January 26, 2015, the Supreme Court ruled in Gevo’s favor, vacated an earlier Federal Circuit Court ruling on the interpretation of key Butamax patent claims and remanded the case back to the Federal Circuit Court for consideration in light of the new “clear error” standard of appellate review that was decided in the Teva case.”

On February 18, 2014, the Delaware District Court granted our motion to stay the litigation regarding our ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during  inter partes  re-examination of those patents.

Due to the nature and stage of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The next Delaware District Court trial for the Butamax litigation is currently scheduled for August 24, 2015 and an additional trial is scheduled for April 25, 2016. We expect to continue to incur significant costs related to our involvement in the foregoing legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market for Common Stock

In December 2014, the Company received a positive determination from the Listing Qualifications department of The Nasdaq Stock Market (“Nasdaq”), granting approval of the Company's request to transfer its listing to The Nasdaq Capital Market from The Nasdaq Global Market in order to continue to pursue compliance with Nasdaq’s minimum bid price requirement. The Company's securities began trading on the Nasdaq Capital Market effective at the start of trading on January 5, 2015.  The transfer of the Company's listing to the Nasdaq Capital Market is not expected to have any impact on trading in the Company's securities, and the Company's securities will continue to trade on the Nasdaq Capital Market under the symbol 'GEVO'. Prior to January 5, 2015 and since February 9, 2011, our common stock had been traded on the NASDAQ Global Market under the symbol “GEVO”. The following table sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market, for the periods indicated below.

The following table sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market, for the periods indicated below.

	Common Stock
	Price 2014		Price 2013
	High	Low	High	Low
First Quarter	$1.55	$1.14	$2.75	$1.62
Second Quarter	1.34	0.73	2.34	1.53
Third Quarter	0.93	0.30	2.30	1.67
Fourth Quarter	0.54	0.25	2.18	1.12

Holders of Record

The last sale price of our common stock on March 26, 2014, as reported by the NASDAQ Capital Market, was $0.27 per share. As of March 26, 2014, there were approximately 75 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Equity Compensation Plan Information

The information required to be disclosed under Item 201 of Regulation S-K is included in this Report under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of Gevo’s common stock with the cumulative total return of the Standard & Poor’s SmallCap 600 Value Index and with the NASDAQ Clean Edge Green Energy Index over the period from the Company’s inception of February 2011 through December 31, 2014.

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

We derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements in Part II, Item 8 of this Report. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 has been derived from our audited consolidated financial statements not included in this Report. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

(In thousands except share and per share amounts)	Years Ended December 31,
Consolidated statement of operations data:	2014	2013	2012	2011	2010
Total revenue (1) (2) (3)	$28,266	$8,224	$24,385	$64,549	$16,396
Costs of goods and corn sold (1)	35,582	17,913	32,410	60,588	13,446
Operating expenses	32,461	45,826	63,412	48,654	38,463
Loss from operations	(39,777)	(55,515)	(71,437)	(44,693)	(35,513)
Net loss (4) (5)	(41,145)	(66,806)	(60,712)	(48,214)	(40,112)
Net loss per share - basic and diluted	(0.51)	(1.48)	(1.86)	(2.15)	(37.44)
Weighted-average number of common shares outstanding - basic and diluted	80,492,432	45,071,618	32,619,091	22,909,916	1,145,500

	As of December 31,
Consolidated balance sheet data:	2014	2013	2012	2011	2010
Cash and cash equivalents	$6,359	$24,625	$66,744	$94,225	$15,274
Total assets	98,928	116,355	156,111	133,030	51,609
Derivative warrant liability	3,114	7,243	-	-	2,034
Secured debt	773	10,127	23,958	28,243	20,432
2017 notes recorded at fair value	25,460	-	-	-	-
2022 notes, net	13,679	14,501	25,554	-	-
Total liabilities	51,964	45,380	58,280	40,893	31,650
Accumulated deficit	(303,298)	(262,153)	(195,347)	(134,635)	(85,327)
Total stockholders’ equity	46,964	70,975	97,831	92,137	19,959

(1)	We commenced the sale of ethanol in the fourth quarter of 2010 upon acquiring Agri-Energy.
(2)	During the second quarter of 2012, we suspended the production of ethanol and commenced initial startup operations for the production of isobutanol.
(3)

In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility in order to enable the simultaneous production of isobutanol and ethanol, and in July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production.

(4)

We recognized gains of $3.5 million, $3.1 million and $17.0 million during the years ended December 31, 2014, 2013 and 2012, respectively, associated with a change in the fair value of the derivatives embedded in our 2022 Notes. We recognized a gain of $6.5 million and a loss of $3.2 million during the years ended December 31, 2014 and 2013, respectively, associated with a change in the fair value of Warrants to purchase our common stock that were issued in August 2014 and December 2013, in conjunction with our offering of common stock units.

(5)

During the year ended December 31, 2013, certain holders of our 2022 Notes elected to convert 2022 Notes in an aggregate principal amount $18.1 million into shares of our common stock, reducing the principal balance of the 2022 Notes to $26.9 million. Upon conversion, the holders of the 2022 Notes received 3,179,608 shares of Gevo, Inc. common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of Gevo, Inc. common stock in settlement of Coupon Make-Whole Payments of $4.9 million. As a result, we recognized a loss of $2.0 million associated with the conversion of debt.

The following table reflects our unaudited summarized quarterly consolidated financial statements for each of the twelve months ended December 31, 2014 and 2013. This information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except share and per share amounts).

	Quarter
2014	First	Second	Third	Fourth
Revenue	$903	$7,721	$10,141	$9,501
Gross loss (1)	(3,777)	(548)	(1,619)	(1,372)
Loss from operations	(12,922)	(9,032)	(8,912)	(8,911)
Gain from change in fair value of embedded derivative of the 2022 Notes	1,264	1,480	726	-
Gain (loss) from change in fair value of derivative warrant liability	1,278	1,321	4,173	(242)
(Loss) gain from change in fair value of 2017 Notes	-	(5,129)	5,673	104
Net loss	(11,972)	(17,156)	(938)	(11,079)
Net loss per share - basic and diluted	$(0.18)	$(0.25)	$(0.01)	$(0.12)
Weighted-average number of common shares outstanding - basic and diluted	67,760,721	67,969,811	87,121,184	98,667,424

	Quarter
2013	First	Second	Third	Fourth
Revenue	$3,543	$1,859	$1,127	$1,695
Gross loss (2)	(960)	(1,757)	(3,619)	(3,353)
Loss from operations	(12,886)	(13,864)	(15,763)	(13,002)
Loss on conversion of debt	(926)	(1,112)	-	-
(Loss) gain from change in fair value of embedded derivative of the 2022 Notes	(1,330)	2,023	1,587	834
Loss from change in fair value of derivative warrant liability	-	-	-	(3,195)
Net loss	(18,370)	(15,222)	(15,885)	(17,329)
Net loss per share - basic and diluted	$(0.45)	$(0.35)	$(0.34)	$(0.35)
Weighted-average number of common shares outstanding - basic and diluted	40,996,922	43,371,992	46,052,867	49,758,100

(1)

Gross loss during 2014 primarily relates to costs associated with conducting research and development, business development, business and financial planning, establishing facilities and operations for the co-production of isobutanol and ethanol at the Agri-Energy Facility.

(2)

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

We are a renewable chemicals and next generation biofuels company. Our strategy is to commercialize biobased alternatives to petroleum-based products to allow for the optimization of fermentation facilities’ assets, with the ultimate goal of maximizing cash flows from the operation of those assets.  We have developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to focus primarily on the production of isobutanol, as well as related products from renewable feedstocks. Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings or as a value-added gasoline blendstock. Isobutanol can also be converted into butenes using dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of hydrocarbon fuels, lubricants, polyester, rubber, plastics, fibers and other polymers.

We believe that products derived from our isobutanol will be drop-in products, which means that our customers will be able to replace petroleum-based intermediate products with renewable isobutanol-based intermediate products without modification to their equipment or production processes. The final products produced from our renewable isobutanol-based intermediate products should be chemically and physically identical to those produced from petroleum-based intermediate products, except that they will contain carbon from renewable sources. Customer interest in our renewable isobutanol is primarily driven by our production route, which we believe will be cost-efficient, and our renewable isobutanol’s potential to serve as a cost-effective, environmentally sensitive alternative to the petroleum-based intermediate products that are currently used. We believe that at every step of the value chain, renewable products that are chemically identical to the incumbent petrochemical products will have lower market adoption hurdles in contrast with other bioindustrial products because the infrastructure and applications for such products already exist. In addition, we believe that products made from biobased isobutanol will be subject to less raw material cost volatility than the petroleum-based products in use today because of the lower historical cost volatility of agricultural feedstocks compared to oil.

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

Financial Condition

For the year ended December 31, 2014, we incurred a consolidated net loss of $41.1 million and had an accumulated deficit of $303.3 million. Our cash and cash equivalents at December 31, 2014 totaled $6.4 million which is primarily being used for the following: (i) operating activities and completion of the side-by-side configuration of our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates.   Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.  Based on our operating plan, existing working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern. See Note 20 in Item 8, Financial Statements and Supplementary Data, of this Report, for information on the Company’s issuance of common stock units subsequent to December 31, 2014.

Agri-Energy

In September 2010, we acquired the Agri-Energy Facility which we have Retrofitted for the production of isobutanol. As of December 31, 2014, we have incurred capital costs of approximately $65.6 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, or produce both products simultaneously, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants.  Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility in order to increase the isobutanol production rates. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of potentially superior ethanol contribution margins. Also with a view to maximizing site cash flows, over certain periods of time, we may and have operated the plant for the sole production of ethanol across all four fermenters.

Until May 2012, when we commenced initial Retrofit startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the Retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the continued production of ethanol alone is not our intended business and our strategy is expected to depend on our ability to produce and market isobutanol and products derived from isobutanol. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, alone or in conjunction with the simultaneous production of isobutanol and related products, if we were to project positive cash flows from such a production configuration versus maintaining the facility at idle, including any costs related to the transition, but there is no guarantee that this will be the case. During 2013, we did not transition back to ethanol production because we were engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates. Following the commencement of full-scale commercial production of isobutanol, we may not generate significant future revenues from the sale of ethanol or ethanol-related products produced at the Agri-Energy Facility. Accordingly, the historical operating results of our subsidiary, Agri-Energyand the operating results reported during the Retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or the Company once full-scale commercial production of isobutanol commences at the Agri-Energy Facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During 2014, we generated revenue primarily from: (i) the sale of ethanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel, iso-octane and bio-paraxylene (“bio-PX”) derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

During the year ended December 31, 2013, we derived revenue primarily from (i) hydrocarbon sales consisting primarily of the sale of biojet fuel, (ii) government grants and research and development programs, and (iii) sales of excess corn inventory.

During the year ended December 31, 2012, we derived revenue primarily from (i) the sale of ethanol and (ii) government grants and research and development programs. Substantially all ethanol sold through Agri-Energy from the date of acquisition through December 31, 2012 was sold to C&N pursuant to an ethanol purchase and marketing agreement.

Cost of Goods Sold and Gross Loss

Our cost of goods sold during the year ended December 31, 2014 primarily includes costs directly associated with ethanol production and initial operations for the production of isobutanol at the Agri-Energy Facility such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Other operating costs include utilities and natural gas usage. Our cost of goods sold during the years ended December 31, 2013 and 2012 primarily includes costs: (i) incurred in conjunction with the initial operations for the production of isobutanol at the Agri-Energy Facility; (ii) associated with the production of ethanol; and (iii) associated with the sale of excess corn inventory. We periodically enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold may also include gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, corporate insurance costs, occupancy-related costs, depreciation and amortization expenses on property, plant and equipment not used in our product development programs or recorded in cost of goods sold, travel and relocation expenses and hiring expenses.

We also record selling, general and administrative expenses for the operations of the Agri-Energy Facility that include administrative and oversight expenses, certain personnel-related expenses, insurance and other operating expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and reflect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Accounting for Senior Secured Debt, Convertible Notes and Embedded Derivative

Senior Secured Debt

In May 2014, the Company entered into the Loan Agreement with certain Lenders and Whitebox, as administrative agent for the Lenders, with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide the Term Loan in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement. The First Advance of the Term Loan in the amount of $22.8 million, net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was made to the Company in May 2014. Also in May 2014, the Company and its subsidiaries entered into the Exchange and Purchase Agreement. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were given the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for the Company’s newly created 2017 Notes, which are convertible into shares of the Company’s common stock. While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in the 2017 Notes Indenture. The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price equal to $1.1584 per share or .8633 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable, under certain circumstances, 5% in cash and 5% in kind and capitalized and added to the principal amount of the 2017 Notes (otherwise the full 10% is payable in cash). While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of December 31, 2014, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

The 2017 Notes Indenture contains customary affirmative and negative covenants for agreements of this type and events of default, including, restrictions on disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments, unless the Company receives the prior approval of the required holders. The 2017 Notes Indenture also contains limitations on the ability of the holder to assign or otherwise transfer its interest in the 2017 Notes.  The 2017 Notes are secured by a lien on substantially all of the assets of the Company and is guaranteed by the Guarantor Subsidiaries. On June 6, 2014, in connection with the issuance of the 2017 Notes, the Company and the Guarantor Subsidiaries entered into a Pledge and Security Agreement in favor of the collateral trustee. The collateral pledged includes substantially all of the assets of the Company and the Guarantor Subsidiaries, including intellectual property and real property.  Agri-Energy has also entered into a mortgage with respect to the real property located in Luverne, Minnesota.

The holders of the 2017 Notes may, at any time until the close of business on the business day immediately preceding the maturity date, convert the principal amount of the 2017 Notes, or any portion of such principal amount which is at least $1,000, into shares of the Company’s common stock. Upon conversion of the 2017 Notes, the Company will deliver shares of common stock at an initial conversion rate of .8633 shares of common stock per $1 principal amount of the 2017 Notes (equivalent to an initial conversion price of approximately $1.1584 per share of common stock). Such conversion rate is subject to adjustment in certain circumstances, including in the event that there is a dividend or distribution paid on shares of the common stock or a subdivision, combination or reclassification of the common stock. The Company also has the right to increase the conversion rate: (i) by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest or, (ii) to avoid or diminish any income tax to holders of shares of common stock or rights to purchase shares of common stock in connection with any dividend or distribution. In addition, subject to certain conditions described herein, each holder who exercises its option to voluntarily convert its 2017 Notes will receive a Voluntary Conversion Make-Whole Payment in an amount equal to any unpaid interest that would otherwise have been payable on such 2017 Notes through the maturity date. Subject to certain limitations, we may pay any Voluntary Conversion Make-Whole Payments either in cash or in shares of our common stock, at our election.

The Company has the right to require holders of the 2017 Notes to make a Mandatory Conversion of all or part of the 2017 Notes if the last reported sales price of the Company’s common stock over any ten consecutive trading days equals or exceeds 150% of the applicable conversion price. Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a Mandatory Conversion Make-Whole Payment in an amount equal to any unpaid interest that would have otherwise been payable on such 2017

Notes through the maturity date. Subject to certain limitations, we may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of our common stock, at our election. No such conversions have occurred.

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

In connection with the transactions described above, the Company also entered into the Registration Rights Agreement, pursuant to which the Company filed a registration statement on Form S-3 registering the resale of approximately 17.5 million shares of the Company’s common stock which are issuable under the 2017 Notes. This registration statement was declared effective on July 25, 2014. The Company expects to file additional registration statements on Form S-3 or to amend filings in order to register additional shares of common stock of the Company for sale or resale, as necessary in connection with the 2017 Notes.

On July 31, 2014, the Company entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of warrants and the incurrence of indebtedness by the Company under such warrants.

On January 28, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

On January 29, 2015, we commenced a conversion forbearance period in accordance with the terms of the 2017 Notes during which neither the Company nor any holder of the 2017 Notes has the right to convert any principal amount of the 2017 Notes into shares of Company common stock.  The conversion forbearance period will terminate when the Company provides notice to the trustee for the 2017 Notes that it has a sufficient number of authorized and unissued shares of common stock to permit conversion of all of the outstanding 2017 Notes.  If, on June 27, 2015, the conversion forbearance period has not been terminated and we have failed to reserve out of our authorized but unissued shares or treasury shares, sufficient shares of common stock to provide for the conversion of all of the outstanding 2017 Notes, an event of default under the terms of the 2017 Notes will be triggered.  Upon such occurrence, 100% of the principal amount and all accrued and unpaid interest under the 2017 Notes will become immediately due and payable. Any default under the terms of the 2017 Notes could have a material adverse effect on our business, results of operations and financial condition.

The Company has elected the fair value option for accounting of the Term Loan and 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at December 31, 2014 of $26.1 million has been recorded at its estimated fair value of $25.5 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at December 31, 2014. Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain from change in fair value of 2017 Notes in the consolidated statements of operations. During the year ended December 31, 2014, the Company incurred cash interest expense of $1.6 million and non-cash paid-in-kind interest expense of $0.2 million, which has been capitalized and included in the principal amount of 2017 Notes as of December 31, 2014.

The following table sets forth the inputs to the lattice model that were used to value the Term Loan and 2017 Notes for which the fair value option was elected.

December 31,
2014
Stock price	$0.32
Conversion Rate	863.3
Conversion Price	$1.16
Maturity date	March 15, 2017
Risk-free interest rate	0.80%
Estimated stock volatility	85.0%
Estimated credit spread	15.0%

The following table sets forth information pertaining to the Term Loan and 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of Term Loans	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2013	$-	$-	$-	$-
Issuance of Term Loan	25,907	-	-	25,907
Exchange of Term Loan for 2017 Notes	(25,907)	25,907	-	-
Non-cash paid-in-kind interest expense	-	201	-	201
Gain from change in fair value of debt	-	-	(648)	(648)
Balance - December 31, 2014	$-	$26,108	$(648)	$25,460

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the Term Loan and 2017 Notes. For example, the estimated fair value will generally decrease with: (i) a decline in the stock price; (ii) a decrease in the estimated stock volatility; and (iii) an increase in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the year ended December 31, 2014, represents an unrealized gain which has been recorded as gain from change in fair value of 2017 Notes in the consolidated statements of operations.

2022 Notes and Embedded Derivative

In July 2012, we sold $45.0 million in aggregate principal amount of 2022 Notes. Terms of the 2022 Notes, include, among others: (i) rights to convert into shares of our common stock, including upon a Fundamental Change (as defined in the Indenture); and (ii) a Coupon Make-Whole Payment (as defined in the Indenture) in the event of a conversion by the holders of the 2022 Notes prior to July 1, 2017. Embedded derivatives are separated from the host contract, the 2022 Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivatives within the 2022 Notes meet these criteria and, as such, must be valued separate and apart from the 2022 Notes as one embedded derivative and recorded at fair value each reporting period. The fair value of the embedded derivative is included as a component of the 2022 Notes on our consolidated balance sheets.

We used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2022 Notes. A binomial lattice model generates two probable outcomes, whether up or down, arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the 2022 Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the 2022 Notes will be converted early if the conversion value is greater than the holding value; and (ii) the 2022 Notes will be called if the holding value is greater than both (a) the Redemption Price (as defined in the Indenture) and (b) the conversion value plus the Coupon Make-Whole Payment at the time. If the 2022 Notes are called, then the holders will maximize their value by finding the optimal decision between (1) redeeming at the Redemption Price and (2) converting the 2022 Notes.

Using this lattice, we valued the embedded derivative using a “with-and-without method,” where the value of the 2022 Notes including the embedded derivative is defined as the “with,” and the value of the 2022 Notes excluding the embedded derivative is defined as the “without.” This method estimates the value of the embedded derivative by looking at the difference in the values between the 2022 Notes with the embedded derivative and the value of the 2022 Notes without the embedded derivative. The lattice model requires the following inputs: (i) price of our common stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

The following table sets forth the inputs to the lattice model used to value the embedded derivative.

	December 31,
	2014	2013
Stock price	$0.32	$1.43
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	2.0%	2.8%
Estimated stock volatility	87%	65%
Estimated credit spread	20%	33%

The following table sets forth the value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative (in thousands).

	December 31,
	2014	2013
Fair value of 2022 Notes:
With the embedded derivative	$19,449	$15,925
Without the embedded derivative	19,449	12,455
Estimated fair value of the embedded derivative	$-	$3,470

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivative. For example, the estimated fair value of the embedded derivative will generally decrease with: (i) a decline in the stock price; (ii) decreases in the estimated stock volatility; and (iii) a decrease in the estimated credit spread. From the date the 2022 Notes were issued through December 31, 2012, we observed a significant decline in the market price of our common stock which resulted in a $17.0 million decrease in the estimated fair value of our embedded derivatives from issuance through December 31, 2012. During the year ended December 31, 2013, the decrease in the stock price, partially offset by a decrease in the estimated stock volatility resulted in a $3.1 million decrease in the estimated fair value of our embedded derivatives. During the year ended December 31, 2014, the decline in the stock price and the increase in the estimated stock volatility, partially offset by the increase in credit spread resulted in a $3.5 million decrease in the estimated fair value of our embedded derivatives.  These changes in the estimated fair value of the embedded derivative represent unrealized gains, which have been recorded as gains from change in fair value of embedded derivative in the consolidated statements of operations.

Derivative Warrant Liability

In December 2013, we sold 21,303,750 common stock units. Each common stock unit consisted of one share of our common stock and a warrant to purchase one share of the Company’s common stock (“2013 Warrants”). The agreement governing the 2013 Warrants includes the following terms:

●

at December 31, 2014, the 2013 Warrants had an exercise price of $1.43 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2013 Warrants (as a result of the public offering of common stock units in February 2015, these anti-dilution provisions were triggered and the exercise price of the 2013 Warrants have now decreased to $1.02 per share);

●	the 2013 Warrants have an expiration date of December 16, 2018;
●

a holder of 2013 Warrants may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of our common stock. If an effective registration statement is available for the issuance of our common stock a holder may only exercise the 2013 Warrants through a cash exercise;

●

the exercise price and the number and type of securities purchasable upon exercise of the 2013 Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of our assets and certain other events; and

●

in the event of an extraordinary transaction (as defined in the 2013 Warrant Agreement) generally including any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of our common stock, the Company or any successor entity will pay the 2013 Warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the 2013 Warrants.

In August 2014, the Company sold 30,000,000 shares of common stock and warrants to purchase an additional 15,000,000 shares of common stock (the “2014 Warrants”). The agreement governing the 2014 Warrants includes the following terms:

●

the 2014 Warrants currently have an exercise price of $0.64 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2014 Warrants;

●	the 2014 Warrants have an expirations date of August 5, 2019;
●

a holder of 2014 Warrants may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the 2014 Warrants through a cash exercise;

●

the exercise price and the number and type of securities purchasable upon exercise of the 2014 Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

●

in the event of an extraordinary transaction (as defined in the 2014 Warrant Agreement) generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the 2014 Warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the 2014 Warrants.

Based on these terms, the Company has determined that the 2013 and 2014 Warrants (together, the “Warrants”) qualify as a derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.  The fair value of the Warrants was estimated to be $3.1 million and $7.2 million as of December 31, 2014 and 2013, respectively.  During the year ended December 31, 2014, the decrease in the estimated fair value of the Warrants represents an unrealized gain of $6.5 million, which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations. During the year ended December 31, 2013, the increase in the estimated fair value of the Warrants represents an unrealized loss of $3.2 million, which has been recorded as a loss from the change in fair value of derivative warrant liability in the consolidated statements of operations.

Impairment of Property, Plant and Equipment

Our property, plant and equipment consist primarily of assets associated with the acquisition and Retrofit of the Agri-Energy Facility. We assess impairment of property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances applicable to our current stage of operations which could trigger a review include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; and (iv) expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

We evaluated our Agri-Energy Facility for impairment as of December 31, 2014. This evaluation included comparing the carrying amount of the acquisition and Retrofit of the Agri-Energy Facility to the estimated undiscounted future cash flows at the Agri-Energy Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

●	sales price of isobutanol and by-products such as dried distiller’s grains;
●	purchase price of corn;
●	production levels of isobutanol;

●	capital and operating costs to produce isobutanol; and
●	estimated useful life of the primary asset.

Factors which can impact these assumptions include, but are not limited to;

●	effectiveness of our technology to produce isobutanol at targeted margins;
●	demand for isobutanol and oil prices; and
●	harvest levels of corn.

Based upon our evaluation at December 31, 2014, we concluded that the estimated undiscounted future cash flows from Agri-Energy exceeded the carrying value of the Agri-Energy Facility and, as such, these assets were not impaired. Although our cash flow forecasts are based on assumptions that are consistent with our planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, we may make changes to our business plan that could result in changes to the expected cash flows. As a result, it is possible that a long- lived asset may be impaired in future reporting periods.

Stock-Based Compensation

Our stock-based compensation expense includes expenses associated with share-based awards granted to employees, board members and non-employees and expenses associated with our employee stock purchase plan (“ESPP”). The estimated fair value of stock options and ESPP awards is determined on the date of grant and recorded to expense over the requisite service period, generally the vesting period. We estimate the fair value of stock option awards using the Black-Scholes option-pricing model which requires judgments to be made, including estimating: (i) the expected life of an award; (ii) stock price volatility; and (iii) prior to our initial public offering in February 2011, the fair value of our common stock.

The Black-Scholes option-pricing model calculates the estimated fair value of stock options using the following inputs: (i) expected stock option life; (ii) expected volatility; (iii) risk-free interest rate; (iv) expected dividend yield rate; (v) exercise price; and (vi) closing price of our common stock on the date of grant.

Due to our limited history of grant activity, we use the “simplified method” permitted by the SEC to estimate the expected stock option life as the arithmetic average of the total contractual term of the option and its vesting period. We calculate the estimated volatility rate based on selected comparable public companies, due to a lack of historical information regarding the volatility of our stock price. We will continue to analyze the historical stock price volatility assumption as more historical data for our common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect on the date of grant for instruments with a term similar to the expected life of the related option. No dividends are expected to be paid.

The estimated fair value of a stock option using the Black-Scholes option-pricing model is impacted significantly by changes in a company’s stock price. For example, all other assumptions being equal, the estimated fair value of a stock option will increase as the closing price of a company’s stock increases, and decrease as the closing price of a company’s stock decreases. Prior to the closing of our initial public offering, we were a private company and, as such, we were required to estimate the fair value of our common stock. In the absence of a public trading market, we determined a reasonable estimate of the then-current fair value of our common stock for purposes of granting stock-based compensation based on multiple criteria. We determined the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” After the closing of our initial public offering in February 2011, the fair value of our common stock is no longer an estimate as it is based upon the closing price of our stock on the date of grant.

Revenue Recognition

Following our acquisition of Agri-Energy on September 22, 2010, we have primarily derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. The production of ethanol alone is not our intended business and our future strategy is expected to depend on our ability to produce and market isobutanol and products derived from isobutanol. Revenue from the sale of ethanol, hydrocarbons or excess corn inventory is recognized when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title is transferred to the customer; the price is fixed or determinable; and collectability is reasonably assured. Ethanol and related products are generally shipped free on board shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability between us and our customers.

Revenue related to our government research grants and cooperative agreements is recognized in the period during which the related costs are incurred or over the contract period, provided that the conditions under the awards have been met and only perfunctory obligations are outstanding.

Results of Operations

Comparison of the years ended December 31, 2014 and 2013 (in thousands)

	Years Ended December 31,
	2014	2013	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$23,549	$-	$23,549
Hydrocarbon revenue	3,949	2,157	1,792
Grant and other revenue	768	2,722	(1,954)
Corn sales	-	3,345	(3,345)
Total revenues	28,266	8,224	20,042

Cost of corn sales	-	3,391	(3,391)
Cost of goods sold	35,582	14,522	21,060

Gross loss	(7,316)	(9,689)	2,373

Operating expenses
Research and development	14,120	20,179	(6,059)
Selling, general, administrative and other	18,341	25,548	(7,207)
Other operating expenses	-	99	(99)
Total operating expenses	32,461	45,826	(13,365)

Loss from operations	(39,777)	(55,515)	15,738

Other (expense) income
Interest expense	(8,255)	(9,301)	1,046
Interest expense - debt issuance costs	(3,769)	-	(3,769)
Loss on conversion of debt	-	(2,038)	2,038
Gain from change in fair value of embedded derivative of the 2022 Notes	3,470	3,114	356
Gain (loss) from change in fair value of derivative warrant liability	6,530	(3,195)	9,725
Gain from change in fair value of 2017 Notes	648	-	648
Other income	8	129	(121)
Total other expense	(1,368)	(11,291)	9,923

Net loss	$(41,145)	$(66,806)	$25,661

Revenue.  During the year ended December 31, 2014, we recognized revenue of $23.5 million associated with the sale of 10.3 million gallons of ethanol and related products. During the year ended December 31, 2014, the focus of our isobutanol production was on shipments for use at the demonstration plant located at South Hampton’s facility near Houston, Texas to produce hydrocarbons and optimize specific parts of our technology to further enhance isobutanol production rates.

Hydrocarbon revenue increased during the year ended December 31, 2014 primarily as a result of the shipment of bio-PX to Toray Industries in the second quarter of 2014, for which we recognized $1.5 million of revenue, including $1.0 million related to a payment we received from Toray Industries in 2012 for the design and construction of our bio-PX demo plant. Included in grant and other revenue is revenue associated with research and development and government grant agreements. Grant and other revenue decreased in 2014 as a result of certain revenues granted in 2013 not being received in 2014. Corn sales for the year ended December 31, 2013 relate to a one-time sale of excess corn inventory on hand during that period.

Cost of goods and corn sold. Our cost of goods sold during the year ended December 31, 2014 included $31.6 million associated with the production and sale of ethanol and isobutanol optimization costs and $4.0 million in depreciation expense. The increase in cost of goods sold is related to the production of ethanol and increased production of hydrocarbon products during the year. Our cost of goods and corn sold during the year ended December 31, 2013 primarily includes the following: (i) $11.9 million in startup costs and fixed production costs of our Agri-Energy Facility; (ii) $3.4 million associated with costs related to the sale of excess corn inventory; (iii) $2.1 million in depreciation expense; and (iv) $0.5 million in non-cash expenses associated with the write-down of our corn inventory and changes in the fair value of our corn forward contracts.

Research and development. Research and development expenses decreased during the year ended December 31, 2014 primarily due to a $2.9 million decrease related to hydrocarbon related activities and a $2.8 million decrease related to reductions in salaries, consultant, contract staff and travel expenses. For the year ended December 31, 2013, research and development expenses related to the production of hydrocarbons included costs that were incurred to (i) increase our biojet fuel processing capability, (ii) test production quantities of biojet fuel for the U.S. Air Force, U.S. Army and U.S. Navy and (iii) establish a bio-PX demonstration plant under our agreement with Toray Industries.

Selling, general, administrative and other. The decrease in selling, general, administrative and other expenses during the year ended December 31, 2014 resulted from decreases of $2.8 million in salary and compensation-related expenses associated with an overall reduction in force, $3.6 million in legal-related expenses, including expenses in support of our ongoing litigation with Butamax, and $0.5 million in other selling, general and administrative expenses.

Interest expense. Interest expense increased during the year ended December 31, 2014 primarily as a result of interest expense associated with the private debt financing of the 2017 Notes with Whitebox Advisors, LLC.

Loss on conversion of debt. During the year ended December 31, 2013, holders of $18.1 million principal amount of 2022 Notes opted to convert their holdings into shares of our common stock. Upon conversion, the 2022 Note holders received 3,179,608 shares of our common stock in payment of converted principal and, pursuant to the terms of the Indenture, the 2022 Note holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million. For the year ended December 31, 2013, we recorded a loss on conversion of debt of $2.0 million as a result of the conversion of the 2022 Notes and settlement of the Coupon Make-Whole Payments.

Gain from change in fair value of 2022 embedded derivatives. During the year ended December 31, 2014, we reported a $3.5 million gain associated with the decrease in the fair value of derivatives embedded in the 2022 Notes primarily resulting from a decline in the price of our common stock between December 31, 2013 and December 31, 2014. During the year ended December 31, 2013, we reported a $3.1 million gain associated with the decrease in the fair value of derivatives embedded in our 2022 Notes primarily resulting from a decrease in the price of our common stock between December 31, 2012 and December 31, 2013.

Gain (loss) from change in fair value of derivative warrant liability. In December 2013 and August 2014, we issued warrants to purchase our common stock, which are recorded at fair value each reporting period. During the year ended December 31, 2014, the estimated fair value of the derivative warrant liability decreased primarily associated with the decline in the price of our common stock between December 31, 2013 and December 31, 2014, resulting in the recognition of a $6.5 million unrealized gain for the year ended December 31, 2014. During the year ended December 31, 2013, the estimated fair value of the derivative warrant liability increased primarily associated with the increase in the price of our common stock between December 31, 2012 and December 31, 2013, resulting in the recognition of a $3.2 million unrealized loss for the year ended December 31, 2013.

Gain from change in fair value of 2017 Notes. During the year ended December 31, 2014, we reported a $0.6 million gain associated with the decrease in fair value of the 2017 Notes, primarily a result of a decline in the price of our common stock between December 31, 2013 and December 31, 2014.

Comparison of the years ended December 31, 2013 and 2012 (in thousands)

	Years Ended December 31,
	2013	2012	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$-	$19,908	$(19,908)
Hydrocarbon revenue	2,157	650	1,507
Grant and other revenue	2,722	2,818	(96)
Corn sales	3,345	1,009	2,336
Total revenues	8,224	24,385	(16,161)

Cost of corn sales	3,391	918	2,473
Cost of goods sold	14,522	31,492	(16,970)

Gross loss	(9,689)	(8,025)	(1,664)

Operating expenses
Research and development	20,179	19,431	748
Selling, general, administrative and other	25,647	43,981	(18,334)
Total operating expenses	45,826	63,412	(17,586)

Loss from operations	(55,515)	(71,437)	15,922

Other (expense) income
Interest expense	(9,301)	(6,338)	(2,963)
Loss on conversion of debt	(2,038)	-	(2,038)
Gain from change in fair value of embedded derivative of 2022 Notes	3,114	17,000	(13,886)
Loss from change in fair value of derivative warrant liability	(3,195)	-	(3,195)
Other income	129	63	66
Total other (expense) income	(11,291)	10,725	(22,016)

Net loss	$(66,806)	$(60,712)	$(6,094)

Revenue.  During the year ended December 31, 2013, we did not make any shipments or report any sales of ethanol as our focus during this period was on optimizing specific parts of our technology to further enhance isobutanol production rates and resuming the limited production of isobutanol at our Agri-Energy Facility for use at the demonstration plant located at South Hampton’s facility near Houston, Texas to produce biojet fuel,. During the year ended December 31, 2012, we generated revenue of $19.9 million from the sale of ethanol and related products at our Agri-Energy Facility.

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

Loss on conversion of debt. During the year ended December 31, 2013, holders of $18.1 million principal amount of 2022 Notes opted to convert their holdings into shares of our common stock. Upon conversion, the 2022 Note holders received 3,179,608 shares of our common stock in payment of converted principal and, pursuant to the terms of the Indenture, the 2022 Note holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million. We recorded a loss on conversion of debt of $2.0 million as a result of the conversion of the 2022 Notes and settlement of the Coupon Make-Whole Payments.

Gain from change in fair value of 2022 embedded derivatives. During the year ended December 31, 2013, we reported a $3.1 million gain associated with the decrease in the fair value of derivatives embedded in our 2022 Notes primarily resulting from decreases in our stock price from December 31, 2012 to December 31, 2013. During the year ended December 31, 2012, we reported a $17.0 million gain associated with the decrease in the fair value of derivatives embedded in our 2022 Notes primarily resulting from a decline in the price of our common stock between the date that the 2022 Notes were issued and December 31, 2012.

Loss from change in fair value of derivative warrant liability.  In December 2013, we issued the 2013 Warrants to purchase our common stock which are recorded at fair value each reporting period.  The increase in the estimated fair value of the 2013 Warrants between the date of issuance and December 31, 2013 represents an unrealized loss and was driven by an increase in the quoted market prices of the 2013 Warrants.

Liquidity and Capital Resources

For the year ended December 31, 2014, we incurred a consolidated net loss of $41.1 million and had an accumulated deficit of $303.3 million. Our cash and cash equivalents at December 31, 2014 totaled $6.4 million which is primarily being used for the following: (i) operating activities and startup production of isobutanol at our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates.   Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, management may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure our secured debt and it will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.  Based on our operating plan, existing working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern. See Note 20 in Item 8, Financial Statements and Supplementary Data, of this Report for additional information on the Company’s issuance of common stock units subsequent to December 31, 2014.

Despite our continued success in meeting isobutanol fermentation targets, producing isobutanol and ethanol simultaneously and our progress toward achieving breakeven earnings before interest, taxes, depreciation and amortization (EBITDA) at the Agri-Energy Facility, we continue to face significant expenses related to the ongoing litigation with Butamax.  While the U.S. Supreme Court recently ruled in our favor and overturned an earlier Federal Circuit Court of Appeals ruling on the interpretation of key claims related to certain patents, trials related to other patents were recently scheduled for August 2015 and April 2016, and we expect to incur significant costs preparing for and participating in these upcoming trials. We continue to believe that the Butamax complaints are without merit.  However, if we are unable to raise the significant funds that will be required to continue to defend our intellectual property rights, we could be forced to change our business strategy which may include one or more of the following:  (i) terminating the research and development, manufacture, sale and use of products that include the subject intellectual property; (ii) conducting research and development and manufacturing any products that include the subject intellectual property outside of the U.S.; (iii) shifting our focus to the production of ethanol and/or the development of hydrocarbon products, including those that can be produced from ethanol; or (iv) pursuing strategic alternatives, including the monetization of some or all of our assets, in order to maximize stockholder value.

In August 2014, we issued and sold 30,000,000 shares of common stock and warrants to purchase an additional 15,000,000 shares of common stock in a firm commitment underwritten public offering.  The warrants were issued with an exercise price of $0.85 per share and will be exercisable from the date of the original issuance and will expire on August 5, 2019.  The shares of common stock and the warrants were sold together as common stock units (“Units”) for a purchase price of $0.60 per Unit, but were immediately separable and issued separately.  The gross proceeds to Gevo from this offering were approximately $18 million, not including any future proceeds from the exercise of the warrants. The warrants have certain anti-dilution provisions. As result of the public offering of common stock units in February 2015, these anti-dilution provisions were triggered and the exercise price of the warrants has decreased to $0.64 per share.

In May 2014, we entered into the Loan Agreement with certain Lenders and Whitebox, as administrative agent for the Lenders, pursuant to which the Lenders committed to provide one or more senior secured term loans to us, in an aggregate amount of up to approximately $31.1 million on the terms set forth in the Loan Agreement.  Pursuant to the Loan Agreement, on May 9, 2014, we closed a private debt financing with Whitebox consisting of the First Advance of $25.9 million, the outstanding principal amount of which was subsequently exchanged, by Whitebox into $26.1 million of our 2017 Notes. We used proceeds from the Term Loan to repay $9.6 million in outstanding principal under our additional term loan facilities with TriplePoint, with the remaining outstanding principal balance of $1.0 million being junior secured debt payable over 36 months beginning June 2014.

In December 2013, we issued and sold 21,303,750 common stock units at an offering price of $1.35 per common stock unit in a firm commitment underwritten public offering. Each common stock unit consisted of one share of the Company’s common stock and a 2013Warrant to purchase one share of the Company’s common stock at an exercise price of $1.85. The 2013 Warrants have certain anti-dilution provisions. As result of the debt financing arrangement with Whitebox and the public offering of common stock units in August 2014 and February 2015, these anti-dilution provisions were triggered and the exercise price of the 2013 Warrants has decreased to $1.02 per share.

The December 2013 offering resulted in net proceeds of $26.8 million after deducting $2.0 million in underwriting discounts and commissions and other offering costs. We used $5.1 million of the proceeds from this offering in December 2013 to repay outstanding principal to TriplePoint under the Original Agri-Energy Loan Agreement.

In July 2012, we issued: (i) 12.5 million shares of common stock at an offering price of $4.95 per share; and (ii) $45.0 million aggregate principal amount of 2022 Notes, in each case in a firm commitment underwritten public offering (the “2012 Equity Offering” and the “Note Offering,” respectively, and together, the “2012 Offerings”). We received proceeds from the 2012 Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement. As of December 31, 2014, $18.1 million in principal amount of 2022 Notes have been converted and, as such, we had an aggregate of $26.9 million in principal amount of 2022 Notes outstanding as of that date.

In February 2011, we completed our initial public offering issuing 8,222,500 shares of common stock at an offering price of $15.00 per share, resulting in net proceeds of $110.4 million, after deducting underwriting discounts and commissions and other offering costs.

The creation or continuation and success of new and/or existing joint ventures, including our joint venture with Redfield, licensing arrangements, tolling arrangements and acquisition agreements involving ethanol plant assets for Retrofit to isobutanol production are each subject to our raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

Additionally, negative decisions by courts associated with pending litigation could also negatively impact our future results of operations and cash flows. Specifically, negative decisions by the courts could force us to do one or more of the following:

●	stop selling, incorporating, manufacturing or using our products that use the subject intellectual property;
●	obtain from a third party asserting its intellectual property rights, a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
●

redesign those products or processes, such as our process for producing isobutanol, that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically infeasible; or

●	pay damages, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights.

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

Due to the nature and stage of our litigation with Butamax, we have determined that the possible loss or range of losses related to such litigation cannot be reasonably estimated at this time. We expect to continue to incur significant costs through the foregoing trial dates. For a summary of our ongoing litigation with Butamax and related parties, see the disclosure under the heading “Legal Matters” in Part I, Item 3 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part I, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(38,990)	$(47,048)	$(68,058)
Net cash used in investing activities	(7,505)	(7,675)	(53,039)
Net cash provided by financing activities	28,229	12,604	93,616

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements, costs for licensing of technology, legal-related costs and expenses for the production of isobutanol, ethanol and related products, logistics and further processing of ethanol and isobutanol at the Agri-Energy Facility and for the operation of our hydrocarbon demonstration production facility.

During the year ended December 31, 2014, we used $39.0 million in cash from operating activities primarily resulting from a net loss of $41.1 million, excluding the impact of $5.0 million in non-cash expenses, and $2.9 million associated with an increase in working capital, primarily a result of a decrease in accounts payable and increase in accounts receivable.

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

Investing Activities

During the year ended December 31, 2014, we used $7.5 million in cash from investing activities. We used $4.9 million related to capital expenditures at our Agri-Energy Facility and $2.6 million of restricted deposits required from the 2017 Notes agreement.

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

Financing Activities

During the year ended December 31, 2014, we generated $28.2 million in cash from financing activities primarily related to the borrowing of $25.9 million under the Term Loan and $18.0 million in proceeds from issuance of common stock, offset by $9.7 million in principal payments to Triplepoint, $3.8 million in debt offering costs incurred primarily in connection with the issuance of the Term Loan, and $2.0 million in equity offering costs incurred in connection with the issuance of stock in August 2014.

During the year ended December 31, 2013, we generated $12.6 million in cash from financing activities primarily related to $27.1 million in net proceeds from issuance of common stock, offset by $14.5 million payments in principal payments to Triplepoint.

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

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility which we Retrofit for the production of isobutanol. As of December 31, 2014, we have incurred capital costs of approximately $65.6 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants.  Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility which we believe will allow us to increase the production rates. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow us to continue to optimize our isobutanol technology at a commercial scale, while taking advantage of potentially superior ethanol contribution margins. Also with a view to maximizing site cash flows, over certain periods of time, we may and have operated the plant for the sole production of ethanol across all four fermenters.

Redfield Energy, LLC

In June 2011, we entered into the Joint Venture Documents with Redfield. Under the terms of the Joint Venture Documents, we agreed to work with Redfield to Retrofit Redfield’s approximately 50 MGPY ethanol production facility located near Redfield, South Dakota for the commercial production of isobutanol. Under the terms of the Joint Venture Agreement, Redfield has issued 100 Class G Units to our wholly-owned subsidiary, Gevo Development. Gevo Development is the sole holder of Class G units, which entitle Gevo Development to certain information and governance rights with respect to Redfield, including the right to appoint two members of Redfield’s 11-member board of managers. The Class G units currently carry no interest in the allocation of profits, losses or other distributions of Redfield and no voting rights. According to the terms of the Joint Venture Agreement, such rights will vest upon the commencement of commercial isobutanol production at the Redfield Facility, at which time we anticipate that commercial isobutanol production will become the most significant activity for the entity and, as a result, that consolidation of Redfield’s operation will be possible.

We will be responsible for all costs associated with the Retrofit of the Redfield Facility. Redfield will remain responsible for certain expenses relating to the Redfield facility, including certain repair and maintenance expenses and any costs necessary to ensure that the facility is in compliance with applicable environmental laws. We anticipate that the Redfield Facility will continue its current ethanol production activities during much of the Retrofit. Following installation of the Retrofit assets, the ethanol production operations will be suspended to begin the Performance Testing Phase. Under the terms of the Joint Venture Agreement, during the Performance Testing Phase, we will be entitled to receive all revenue generated by the Redfield Facility and are obligated to make Facility Payments (as defined in the Joint Venture Agreement) to Redfield which payments include the costs incurred by Redfield to operate the facility plus the profits, if any, that Redfield would have received if the facility had been producing ethanol during that period. We have also agreed to maintain an escrow fund during the Performance Testing Phase as security for our obligation to make the Facility Payments.

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

The Joint Venture Agreement further provides that Gevo Development (or one of its affiliates) will be the exclusive marketer of all products produced by the Redfield Facility once commercial production of isobutanol at the Redfield Facility has begun. We have agreed to license the technology necessary to produce isobutanol at the Redfield Facility to Redfield, subject to the continuation of the marketing arrangement described above. In the event that the isobutanol production technology fails or Redfield is permanently prohibited from using such technology, we have agreed to forfeit the Class G Units and lose the value of our investment in Redfield.

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

As of December 31, 2014, we have incurred $0.4 million in project engineering and permitting process costs for the future Retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the Retrofit of the Redfield Facility, however, we are not obligated to do so under the Joint Venture Documents.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. At December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 250,000 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of December 31, 2014 and no amount has been recorded as a liability for this milestone. Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Toray Industries, Inc.

In June 2011, we announced that we had successfully produced fully renewable and recyclable PET in cooperation with Toray Industries. Working directly with Toray Industries, we employed prototypes of commercial operations from the petrochemical and refining industries to make PX from isobutanol. Toray Industries used our bio-PX and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers.  In June 2012, we entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, we received $1.0 million which we used for the design and construction of a demonstration plant. In May 2014, we successfully shipped the requisite volumes of bio-PX associated with our contract with Toray Industries and, as a result, we recognized the $1.0 million, as well as revenue associated with the sale of the bio-PX, as a component of hydrocarbon revenue during the second quarter of 2014. At December 31, 2013, we included the $1.0 million as deferred revenue, a component of accounts payable and accrued liabilities on our consolidated balance sheets.

2017 Notes

In May 2014, we entered into the Loan Agreement, with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more Term Loans to us in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement.  The First Advance of the Term Loan in the amount of $22.8 million, net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was paid to us in May 2014. Also in May 2014, we entered into the Exchange and Purchase Agreement pursuant to which the Lenders were granted the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for our newly created 2017 Notes, which are convertible into shares of our common stock.

In June 2014, Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in the 2017 Notes Indenture. The 2017 Notes have a maturity date of March 15, 2017 and a conversion price equal to $1.1584 per share or .8633 shares per $1 principal amount of 2017 Notes. The 2017 Notes do not contain any rights to anti-dilution adjustments for future equity issuances that are below the conversion price, and adjustments to the conversion price would be made only in the event that (i) there is a dividend or distribution paid on shares of our common stock or (ii) there is a subdivision, combination or reclassification of such common stock. Optional prepayment of the 2017 Notes is not permitted.

While outstanding, the aggregate amount of the Term Loan under the Loan Agreement bore interest at a rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan. The aggregate amount of the 2017 Notes outstanding bears interest at a rate equal to 10% per annum, which is payable, under certain circumstances, 5% in cash and 5% in kind and capitalized and added to the principal amount of the 2017 Notes (otherwise the full 10% is payable in cash). While the Term Loan and 2017 Notes are outstanding, we are required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount under each of the Term Loan and the 2017 Notes, (including any capitalized and uncapitalized interest that is paid in kind) to be adjusted on an annual basis.

The Loan Agreement includes customary affirmative and negative covenants and events of default, including, without limitation, disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments. The Term Loan is secured by a lien on substantially all of our assets and the assets of the Guarantor Subsidiaries and the obligations of Gevo are guaranteed by the Guarantor Subsidiaries. In May 2014, in connection with the Loan Agreement, Gevo, Inc. and the Guarantor Subsidiaries, entered into a Pledge and Security Agreement in favor of Whitebox. The collateral pledged includes substantially all the assets of Gevo, Inc. and the Guarantor Subsidiaries, including intellectual property. In May 2014, Agri-Energy also entered into a mortgage with respect to the real property located in Luverne, Minnesota. The 2017 Notes Indenture contains affirmative covenants, negative covenants and events of default that are generally consistent with the terms of the Loan Agreement described above and will be secured by a first priority lien on substantially all of the assets of the Company.

In connection with the transactions described above, we also entered into the Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-3 registering the resale of 17,534,279 shares of our common stock underlying the 2017 Notes. We expect to file additional registration statements on Form S-3 or to amend filings in order to register additional shares of common stock for sale or resale, as necessary in connection with the 2017 Notes.

On July 31, 2014, the Company entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of warrants and the incurrence of indebtedness by the Company under such warrants.

On January 28, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

On January 29, 2015, we commenced a conversion forbearance period in accordance with the terms of the 2017 Notes during which neither the Company nor any holder of the 2017 Notes has the right to convert any principal amount of the 2017 Notes into shares of Company common stock.  The conversion forbearance period will terminate when the Company provides notice to the trustee for the 2017 Notes that it has a sufficient number of authorized and unissued shares of common stock to permit conversion of all of the outstanding 2017 Notes.  If, on June 27, 2015, the conversion forbearance period has not been terminated and we have failed to reserve out of our authorized but unissued shares or treasury shares, sufficient shares of common stock to provide for the conversion of all of the outstanding 2017 Notes, an event of default under the terms of the 2017 Notes will be triggered.  Upon such occurrence, 100% of the principal amount and all accrued and unpaid interest under the 2017 Notes will become immediately due and payable. Any default under the terms of the 2017 Notes could have a material adverse effect on our business, results of operations and financial condition.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment (as defined in the Indenture). The Coupon Make-Whole Payment is equal to the sum of the present values of the semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the ten trading days preceding the date of conversion. As of December 31, 2014, certain holders of our 2022 Notes have elected to convert bonds totaling $18.1 million, reducing the principal balance of the 2022 Notes to $26.9 million. Upon conversion, the 2022 Note holders received 3,179,608 shares of our common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the applicable conversion rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the conversion rate increase to more than 202.0202 per $1,000 principal amount of 2022 Notes.

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

We have a provisional redemption right to redeem, at our option, all or any part of the 2022 Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the conversion price in effect on such trading day. On or after July 1, 2017, we have an optional redemption right to redeem, at our option, all or any part of the 2022 Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of 2022 Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

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

Secured Long-Term Debt

Gevo Loan Agreement. In August 2010,we entered into the Gevo Loan Agreement with TriplePoint, pursuant to which we borrowed $5.0 million. In July 2012, we used $5.4 million of the proceeds from the offering of the 2022 Notes to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

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

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated through the Amended Agri-Energy Loan Agreement to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants and events of default. In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities, which prior to an amendment in May 2014, was set to mature in October 2015 and had an interest rate equal to 11%. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which matures in December 2015, bringing the total borrowed under the additional term loan facilities to $15.0 million. At December 31, 2014, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As of December 31, 2014, Agri-Energy has granted TriplePoint a junior security interest in, and a lien upon, all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement. Gevo, Inc. has also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into a the Gevo Security Agreement which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement.

As of December 31, 2014, we have made $33.5 million in principal payments due under the foregoing loan agreements with TriplePoint, including $5.4 million which was repaid upon the closing of the 2022 Notes in July 2012 and $5.1 million which was repaid upon the closing of the offering of common stock units in December 2013.

June 2012 Amendments. In June 2012, the Company entered into (i) the Security Agreement Amendment, which amended the Gevo Security Agreement and (ii)  the Gevo Loan Amendment which amended the Gevo Loan Agreement. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of our 2022 Notes; (ii) removed the options of Agri-Energy and the Company to elect additional interest-only periods upon the achievement of certain milestones; (iii) permitted Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the 2022 Notes; (iv) added as an event of default the payment, repurchase or redemption of the 2022 Notes or of amounts payable in connection therewith, other than certain permitted payments related to the 2022 Notes; (v) added a negative covenant whereby the Company could not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

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
•

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of December 31, 2014, are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

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

May 2014 Amendments. In May 2014, the Company entered into the 2014 Amendment, pursuant to which TriplePoint amended its agreements with the Company and consented to (i) the execution, delivery, and performance of the Senior Loan Documents; (ii) the incurrence of the Senior Indebtedness; (iii) the consummation of the exchange of the Term Loan for the 2017 Notes; (iv) the offering, issuance and sale of the 2017 Notes to Whitebox and the conversion of any 2017 Notes into the common stock of the Company pursuant to the terms of the 2017 Notes Indenture; (v) the guaranty of the Senior Indebtedness provided by the Guarantors; (vi) the liens granted by each of the Company and the Guarantors to secure the Senior Indebtedness and the other obligations under the Senior Loan Documents; (vii) the consummation of any transactions contemplated by, and the terms of, the Senior Loan Documents by the Company and the Guarantors; and (viii) the payment and performance of any of the obligations under the Senior Loan Documents by the Company and the Guarantors, including the making of dividends and distributions by the Guarantors to the Company for the purpose of enabling the Company to make any payments under the Senior Loan Documents. In connection with the 2014 Amendment, TriplePoint entered into a subordination agreement with Whitebox pursuant to which TriplePoint subordinated its right of payment and lien priority to the Senior Indebtedness on the terms set forth in the subordination agreement.

As part of the May 2014 Amendments, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended loan agreement with TriplePoint.  At such time, debt issuance costs were written off.  At December 31, 2014, the amended loan agreement had a principal balance of $0.8 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of December 31, 2014, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement.

On July 31, 2014, the Company entered into amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of warrants and the incurrence of indebtedness by the Company under such warrants.

On January 28, 2015, the Company entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2014 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$319	$26,611	$-	$26,900	$53,830
Interest payments on debt (2)	4,690	7,218	4,035	6,053	21,996
Operating leases (3)	1,566	2,352	1,573	-	5,491
Software license agreement (4)	157	329	-	-	486
Base fee due to South Hampton Resources, Inc. (5)	260	-	-	-	260
Total	$6,992	$36,510	$5,608	$32,953	$82,063

(1)	Principal debt payments include amounts due to TriplePoint under the Amended Agri-Energy Loan Agreement and the principal amount of the outstanding Convertible Notes.
(2)	Interest payments due to TriplePoint under the Amended Agri-Energy Loan Agreement and to holders of the Convertible Notes.
(3)	Commitments for operating leases primarily relate to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	Amounts due under a software license agreement.
(5)

In accordance with our demonstration plant processing agreement with South Hampton we are obligated to pay $52,000 per month for the remainder of the initial term of the agreement which ends in August 2015.

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

Recent Accounting Pronouncements

See Note 2 in Item 8. Financial Statements and Supplemental Data, of this Report, for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We have produced isobutanol, ethanol and distiller’s grains from corn and our business is sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, corn planted and harvested acreage, changes in national and global supply and demand and government programs and policies. We use natural gas during the production of isobutanol and ethanol and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol, isobutanol and hydrocarbon prices are sensitive to world crude oil supply and demand, crude oil refining capacity and utilization, government regulation and consumer demand for alternative fuels. Distiller’s grains prices are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives and supply factors, primarily production by ethanol plants and other sources.

Historically, we have attempted to reduce the market risk associated with fluctuations in the price of corn by employing a variety of risk management and economic hedging strategies. Strategies include the use of forward purchase contracts and exchange-

traded futures contracts. Exchange-traded futures contracts for corn are recorded as a derivative asset or liability on our consolidated balance sheets at fair value. Changes in the fair value during a reporting period are recognized as cost of goods sold in our consolidated statements of operations.

Equity Price Risk

2022 Notes. As of December 31, 2014, we had $26.9 million in principal amount of 2022 Notes due July 1, 2022. We are subject to equity price risk related to the Coupon Make-Whole Payment feature of this debt. If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%.  We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. Accordingly, based upon the number of semi-annual interest payments currently due upon a conversion, at a $0.3369 daily volume weighted average common stock price (the daily volume weighted average prices of our common stock for the 10 trading days up to and including December 31, 2014), if we elected to settle the Coupon Make-Whole Payment components of all conversions, we would be required to issue 12,981,633 shares to settle the Coupon Make-Whole Payment upon conversion of the principal amount of 2022 Notes outstanding as of December 31, 2014.

The 2022 Notes include terms that are considered to be embedded derivatives, including the Coupon Make-Whole Payment (see Note 6). On a quarterly basis, we are required to record these embedded derivatives at fair value with the changes being recorded as a component of our consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivatives.

2017 Notes. As of December 31, 2014, we had $26.1 million in principal amount of 2017 Notes due March 15, 2017. We are subject to equity price risk related to the following as described in the 2017 Notes Indenture. The make-whole provision of the 2017 Notes has no equity price risk since the conversion price is fixed as 1.1584.  If the Company’s common stock trades above $1.10, the interest is payable 5% in cash and 5% in kind and capitalized and added to the principal amount of the 2017 Notes (otherwise the full 10% is payable in cash). Changes to the equity price impacts  the fair value accounting treatment of the 2017 notes, as described in Note 18 in Item 8. Financial Statements and Supplemental Data, of this Report.

Warrants. As of December 31, 2014, we had 21,303,750 and 30,000,000 outstanding 2013 Warrants and 2014 Warrants (together, the “Warrants”), respectively, that are derivative instruments and are recorded at an estimated fair value each reporting period. The change in the estimated fair value, which is determined in part based upon the quoted market prices of the Warrants, represents an unrealized gain or loss included in our consolidated statement of operations.  Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of the Warrants. An increase or decrease of $0.01 in the estimated fair value of each Warrant would result in a $0.2 million unrealized loss or gain, respectively, on our consolidated statements of operations.

Refer to “Critical Accounting Policies and Estimates” included in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an additional discussion on the impact on our results of operations associated with the embedded derivatives and derivative instruments described above.

Interest Rate Risk

We had cash and cash equivalents totaling $6.4 million at December 31, 2014. These amounts were invested primarily in demand deposit checking and savings accounts and are held for working capital purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations and we do not enter into investments for trading or speculative purposes. Accordingly, we believe we do not have material exposure to changes in fair value as a result of changes in interest rates.

The terms of our TriplePoint secured debt, 2017 Notes and 2022 Notes provide for fixed rates of interest, and are therefore not subject to fluctuations in market interest rates.

The valuations of the 2017 Notes and embedded derivatives of the 2022 Notes both use the risk-free interest rate as an input, so the valuations are subject to interest rate risk. An increase or decrease of 1% in the risk free interest rate would result in a $0.4 million unrealized loss or gain, respectively, on our consolidated statements of operations

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gevo, Inc.

Englewood, CO

We have audited the accompanying consolidated balance sheets of Gevo, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014,. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gevo, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The Company is engaged in conducting research and development, business development, business and financial planning, establishing its facilities, and raising capital. As discussed in Note 1 to the consolidated financial statements, attainment of profitable operations are dependent upon future events, including completion of its development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to acquire access to and complete the retrofit of ethanol plants to isobutanol production, gaining  market acceptance and demand for its products and services and attracting and retaining qualified personnel.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the amount of existing working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. As described in Note 8 to the consolidated financial statements, these matters may also potentially affect the Company’s rights and obligations under certain of its debt agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 30, 2015

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$6,359	$24,625
Accounts receivable	2,361	1,358
Inventories	4,292	3,581
Prepaid expenses and other current assets	732	1,163
Total current assets	13,744	30,727

Property, plant and equipment, net	81,240	83,475
Debt issue costs, net	530	801
Restricted deposits	2,611	-
Deposits and other assets	803	1,352
Total assets	$98,928	$116,355

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$8,588	$13,030
Current portion of secured debt, net of $31 and $492 discount at December 31, 2014 and 2013, respectively	288	788
Derivative warrant liability	3,114	7,243
Other current liabilities	35	-
Total current liabilities	12,025	21,061
Long-term portion of secured debt, net of $18 and $450 discount at December 31, 2014 and 2013, respectively	485	9,339
2017 notes recorded at fair value	25,460	-
2022 notes, net of $13,221 and $15,869 discount at December 31, 2014 and 2013, respectively	13,679	14,501
Other long-term liabilities	315	479
Total liabilities	51,964	45,380

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.01 par value per share; 250,000,000 authorized; 99,628,054 and 68,492,894 shares issued and outstanding at December 31, 2014 and 2013, respectively	996	685
Additional paid-in capital	349,266	332,443
Deficit accumulated	(303,298)	(262,153)
Total stockholders' equity	46,964	70,975
Total liabilities and stockholders' equity	$98,928	$116,355

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue and cost of goods sold
Ethanol sales and related products, net	$23,549	$-	$19,908
Hydrocarbon revenue	3,949	2,157	650
Grant and other revenue	768	2,722	2,818
Corn sales	-	3,345	1,009
Total revenues	28,266	8,224	24,385

Cost of corn sales	-	3,391	918
Cost of goods sold	35,582	14,522	31,492

Gross loss	(7,316)	(9,689)	(8,025)

Operating expenses
Research and development	14,120	20,179	19,431
Selling, general and administrative	18,341	25,548	43,981
Other operating expenses	-	99	-
Total operating expenses	32,461	45,826	63,412

Loss from operations	(39,777)	(55,515)	(71,437)

Other (expense) income
Interest expense	(8,255)	(9,301)	(6,338)
Interest expense - debt issuance costs	(3,769)	-	-
Loss on conversion of debt	-	(2,038)	-
Gain from change in fair value of embedded derivative of the 2022 Notes	3,470	3,114	17,000
Gain (loss) from change in fair value of derivative warrant liability	6,530	(3,195)	-
Gain from change in fair value of 2017 Notes	648	-	-
Other income	8	129	63
Total other expense	(1,368)	(11,291)	10,725

Net loss	$(41,145)	$(66,806)	$(60,712)

Net loss per common share - basic and diluted	$(0.51)	$(1.48)	$(1.86)

Weighted-average number of common shares outstanding - basic and diluted	80,492,432	45,071,618	32,619,091

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Deficit	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated	Equity

BALANCE—December 31, 2011	-	$-	26,382,058	$264	$226,508	$(134,635)	$92,137
Issuance of common stock, net	-	-	12,500,000	125	57,305	-	57,430
Issuance of common stock upon exercise of stock options, warrants and pursuant to an employee stock purchase plan	-	-	654,047	7	870	-	877
Issuance of restricted stock	-	-	232,732	2	(2)	-	-
Issuance of warrants in conjunction with secured debt	-	-	-	-	120	-	120
Cancellation of restricted stock	-	-	(162,169)	(2)	2	-	-
Non-cash stock-based compensation	-	-	-	-	7,979	-	7,979
Net loss	-	-	-	-	-	(60,712)	(60,712)

BALANCE—December 31, 2012	-	-	39,606,668	396	292,782	(195,347)	97,831
Issuance of restricted stock	-	-	1,170,775	12	(12)	-	-
Cancellation of restricted stock	-	-	(237,795)	(2)	2	-	-
Issuance of common stock for services, upon exercise of stock options and pursuant to an employee stock purchase plan	-	-	512,113	5	740	-	745
Non-cash stock-based compensation	-	-	-	-	3,911	-	3,911
Issuance of common stock, net of issue costs and warrants	-	-	21,303,750	213	22,118	-	22,331
Modification of warrants	-	-	-	-	179	-	179
Issuance of common stock upon conversion of debt	-	-	6,137,383	61	12,723	-	12,784
Net loss	-	-	-	-	-	(66,806)	(66,806)

BALANCE—December 31, 2013	-	-	68,492,894	685	332,443	(262,153)	70,975
Issuance of restricted stock	-	-	1,138,081	11	(11)	-	-
Issuance of common stock, net of issue costs and warrants	-	-	30,000,000	300	13,923	-	14,223
Cancellation of restricted stock	-	-	(66,042)	(1)	1	-	-
Issuance of common stock for services, upon exercise of stock options and pursuant to an employee stock purchase plan	-	-	63,121	1	50	-	51
Non-cash stock-based compensation	-	-	-	-	2,860	-	2,860
Net loss	-	-	-	-		(41,145)	(41,145)

BALANCE—December 31, 2014	-	$-	99,628,054	$996	$349,266	$(303,298)	$46,964

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Operating Activities
Net loss	$(41,145)	$(66,806)	$(60,712)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in fair value of derivative warrant liability	(6,530)	3,195	-
Gain from change in fair value of embedded derivative of the 2022 Notes	(3,470)	(3,114)	(17,000)
Gain from change in fair value of 2017 Notes	(648)	-	-
Non-cash stock-based compensation	2,860	3,911	7,979
Depreciation and amortization	4,880	3,393	3,313
Non-cash interest expense	7,860	4,719	2,207
Loss on conversion of debt	-	2,038	-
Loss (gain) from change in fair value of derivatives	-	259	(445)
Other non-cash expenses	66	991	500
Changes in operating assets and liabilities:
Accounts receivable	(1,003)	(660)	2,240
Inventories	(711)	2,148	(2,845)
Prepaid expenses and other current assets	431	345	197
Deposits and other assets	-	(48)	(149)
Accounts payable, accrued expenses, and long-term liabilities	(1,580)	2,581	(3,343)
Net cash used in operating activities	(38,990)	(47,048)	(68,058)

Investing Activities
Acquisitions of property, plant and equipment	(4,894)	(9,806)	(52,432)
Restricted deposits	(2,611)	-	40
Proceeds from sales tax refund	-	2,006	-
Other	-	125	(647)
Net cash used in investing activities	(7,505)	(7,675)	(53,039)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Financing Activities
Payments on secured debt	(9,824)	(14,529)	(10,406)
Debt and equity offering costs	(5,873)	(1,711)	(5,876)
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	19	262	877
Proceeds from issuance of common stock and common stock warrants	18,000	28,761	61,875
Proceeds from issuance of 2017 Notes	25,907	-	-
Proceeds from issuance of convertible debt, net	-	-	42,300
Proceeds from issuance of secured debt	-	-	5,000
Deposit on secured debt and other	-	(179)	(154)
Net cash provided by financing activities	28,229	12,604	93,616

Net (decrease) in cash and cash equivalents	(18,266)	(42,119)	(27,481)

Cash and cash equivalents
Beginning of year	24,625	66,744	94,225
Ending of year	$6,359	$24,625	$66,744

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

Supplemental disclosures of cash and non-cash investing	Year Ended December 31,
and financing transactions	2014	2013	2012
Conversion of convertible debt to common stock	$-	$12,784	$-
Cash paid for interest, net of interest capitalized	$4,213	$4,463	$4,307
Interest Expense Capitalized into 2017 Notes	$201	$-	$-
Non-cash purchase of property, plant and equipment	$108	$2,453	$390
Accrued offering costs	$-	$671	$-
Issuance of common stock for services	$31	$483	$-
Issuance of common stock warrants	$2,400	$4,048	$-
Modification of warrants	$-	$179	$-
Warrants issued with secured debt	$-	$-	$120

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

1. Nature of Business and Financial Condition

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005. Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 13 for more information on Gevo Development). Gevo Development became a wholly-owned subsidiary of the Company in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010. Through May 2012, Agri-Energy, a wholly-owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012.  In September 2012, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility to focus on optimizing specific parts of the process to further enhance isobutanol production rates.  In 2013, the Company modified the Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, the Company resumed the limited production of isobutanol, operating one fermenter and one Gevo Integrated Fermentation Technology® (“GIFT®”) separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, the Company expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify its results with a second configuration of equipment.  In October 2013, the Company began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and make further modifications the Agri-Energy Facility which it believed would enable the simultaneous production of isobutanol and ethanol. In July 2014, the Company began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of potentially superior ethanol contribution margins.

As of December 31, 2014, the Company continues to engage in research and development, business development, business and financial planning, and to optimize operations for isobutanol and ethanol production at the Agri-Energy Facility and raise capital. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, (ii) obtaining adequate financing to complete its development activities, (iii) obtaining adequate financing to build out further isobutanol production capacity, (iv) gaining market acceptance and demand for its products and services, and attracting and (v) retaining qualified personnel.

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

Financial Condition. For the year ended December 31, 2014, the Company incurred a consolidated net loss of $41.1 million and had an accumulated deficit of $303.3 million. The Company’s cash and cash equivalents at December 31, 2014 totaled $6.4 million which is primarily being used for the following: (i) operating activities and completion of the side-by-side configuration of the Agri-Energy Facility; ii) operating activities at its corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with its Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture vetween BP p.l.c. (“BP”) and E. I. du Pont de Nemours and Company (“DuPont”); and (vi) debt service obligations. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.   The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its secured debt and it will continue to address its cost structure.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on the Company’s operating plan, existing working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern at December 31, 2014. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its Senior Secured Debt, Secured Debt and Convertible Notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. See Note 8 for information on the Company’s debt obligations and see Note 20 for information on the Company’s issuance of common stock units subsequent to December 31, 2014.

Despite the Company’s continued success in meeting isobutanol fermentation targets, producing isobutanol and ethanol simultaneously, and its progress toward achieving breakeven earnings before interest, taxes, depreciation and amortization (EBITDA) at the Agri-Energy Facility, the Company continues to face significant expenses related to its ongoing litigation with Butamax. While the U.S. Supreme Court recently ruled in the Company’s favor and overturned an earlier Federal Circuit Court of Appeals ruling on the interpretation of key claims related to certain patents, trials related to other patents were recently scheduled for August 2015 and April 2016 and the Company expects to incur significant costs preparing for and participating in these upcoming trials. The Company continues to believe that the Butamax complaints are without merit. However, if it is unable to raise the significant funds that will be required for it to continue to defend intellectual property rights, the Company could be forced to change its business strategy which may include one or more of the following: (i) terminating the research and development, manufacture, sale and use of products that include the subject intellectual property; (ii) conducting research and development and manufacturing any products that include the subject intellectual property outside of the U.S.; (iii) shifting its focus to the production of ethanol and/or the development of hydrocarbon products, including those that can be produced from ethanol; or (iv) pursuing strategic alternatives, including the monetization of some or all of the Company’s assets, in order to maximize stockholder value.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements of Gevo include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable. The Company records receivables for products shipped and services provided but for which payment has not yet been received. As of December 31, 2014 and 2013, no allowance for doubtful accounts has been recorded, based upon the expected full collection of the accounts receivable.

Inventories. Inventory is recorded at the lower of cost or market value and cost of goods sold is determined by the first-in, first-out method. Ethanol and isobutanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead costs.

Restricted Deposits. The Company maintains a restricted deposit related to the 2017 Notes (defined below) that is equivalent to ten percent of the principal balance.

Derivative Instruments.  The Company evaluates its contracts for potential derivatives.  See Note 6 for a description of the Company’s accounting for embedded derivatives and Note 7 for a description of the Company’s derivative warrant liability.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Since the acquisition of Agri-Energy in September 2010, the Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices for corn. These financial exposures are monitored and have been managed by the Company generally through derivative instruments, including forward purchase contracts and exchange traded futures contracts, as an integral part of its overall risk management program. The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

Historically, the Company has followed a policy of using exchange-traded futures contracts as a means of managing exposure to changes in corn prices. Exchange-traded futures contracts, if any, are valued at fair value and are recorded as a derivative asset or liability in the consolidated balance sheets and changes in fair value are recorded in cost of goods sold in the consolidated statements of operations. As of December 31, 2014 and 2013, the Company did not have any exchange-traded futures contracts.

Forward purchase contracts are recorded at fair value unless a company elects to use the “normal purchases and normal sales scope exception” guidance of GAAP.  To qualify for the normal purchases and normal sales scope exception, a contract must be appropriately designated and must provide for the purchase or sale of physical commodities in quantities that are expected to be used or sold over a reasonable period of time in the normal course of operations.  During the years ended December 31, 2014 and 2013, the Company did not have any forward purchase contracts; therefore, election of the normal purchase and normal sales scope exception was not applicable.  While the forward purchase contracts were not material at December 31, 2012, they were recorded at their fair value. Changes in the fair value of forward purchase contracts are recorded in cost of goods sold in the consolidated statements of operations.

The foregoing derivatives do not include any credit risk related contingent features, the Company has not entered into these derivative financial instruments for trading or speculative purposes, and the Company has not designated any of its derivatives as hedges for financial accounting purposes. At December 31, 2014 and 2013, the Company did not have any exchange-traded futures contracts or forward purchase contracts and, as such, did not hold any cash in margin deposit accounts.

The Company records realized and unrealized gains or losses on its derivative instruments as a component of cost of goods sold in the consolidated statements of operations.

The following table summarizes the realized and unrealized gains/ (losses) of the Company’s derivative instruments (in thousands).

	Year Ended December 31,
	2014	2013	2012
Realized Gain / (Losses)
Exchange-traded futures contracts	$-	$642	$(375)

Unrealized Gain / (Losses)
Exchange-traded futures contracts	-	(271)	457
Forward purchase contracts	-	12	(12)

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

The Company capitalizes interest incurred for capital projects at its Agri-Energy Facility during the period of construction through the date such projects become substantially complete.  As of December 31, 2014, the Company had capitalized interest of $1.8 million.

Impairment of Property, Plant and Equipment. The Company’s property, plant and equipment consist primarily of assets associated with the acquisition and retrofit of the Agri-Energy Facility. The Company assesses impairment of property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate, or legal or regulatory factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; or expectations that the asset will more likely than not be

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.

The Company evaluated its Agri-Energy Facility for impairment as of December 31, 2014 and 2013.  These evaluations included comparing the carrying amount of the acquisition and retrofit of the Agri-Energy Facility to the estimated undiscounted future cash flows at the Agri-Energy Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

●	sales price of isobutanol and by-products such as dried distiller’s grains;
●	purchase price of corn;
●	production levels of isobutanol;
●	capital and operating costs to produce isobutanol; and
●	estimated useful life of the primary asset.

Factors which can impact these assumptions include, but are not limited to;

●	effectiveness of the Company’s technology to produce isobutanol at targeted margins;
●	demand for isobutanol and oil prices; and
●	harvest levels of corn.

Based upon the Company’s evaluation at December 31, 2014 and 2013, the Company concluded that the estimated undiscounted future cash flows from the Agri-Energy Facility exceeded the carrying value and, as such, these assets were not impaired. Although the Company’s cash flow forecasts are based on assumptions that are consistent with its planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, the Company may make changes to its business plan that could result in changes to the expected cash flows. As a result, it is possible that a long- lived asset may be impaired in future reporting periods.

Debt at Fair Value Option. The Company has elected the fair value option for certain long-term debt instruments that qualify for such treatment. See Note 8 for a detailed description of the accounting for the 2017 convertible notes that are accounted for in such manner.

Debt Issue Costs. Debt issue costs are costs incurred in connection with the Company’s debt financings that primarily have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt, using the effective interest method. Debt issue costs for the 2017 convertible notes are expensed in accordance with the Company’s election of the fair value option for such notes.

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

Cost of Goods Sold. Cost of goods sold includes costs incurred in conjunction with the initial startup operations for the production of isobutanol at the Agri-Energy Facility and costs directly associated with the ethanol production process such as costs for direct materials, direct labor and certain plant overhead costs. Costs associated with the initial operations for the production of isobutanol includes costs for direct materials, direct labor, plant utilities, including natural gas, and plant depreciation. Direct materials consist of dextrose for initial production of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Costs of direct materials for the production of ethanol consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in the operation of the Agri-Energy Facility. Plant overhead costs primarily consist of plant utilities and plant

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. The Company purchases natural gas to power steam generation in the production process and to dry the distiller’s grains. The Company historically has entered into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, the Company’s cost of goods sold also includes gains or losses and/or changes in fair value from its forward purchase contracts and exchange-traded futures contracts. As of December 31, 2014 and 2013, the Company did not have any forward purchase contracts or exchange-traded futures contracts.

Patents . All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain. Patent-related legal expenses incurred are recorded as selling, general and administrative expense, and during the years ended December 31, 2014, 2013 and 2012 were $0.9 million, $2.3 million and $2.7 million, respectively.

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

Income Taxes. Deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2014 and 2013, based upon current facts and circumstances, the Company had recorded a valuation allowance against its deferred tax assets of $119.4 million and $105.0 million, respectively.

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

Net Loss Per Share. Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ending December 31, 2014, 2013 and 2012 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities that could potentially dilute the calculation of diluted earnings per share. This table excludes any shares that could potentially be issued in settlement of make-whole payments associated with the 2017 Notes and the 2022 Notes.

	Year Ended December 31,
	2014	2013	2012
Warrants to purchase common stock	37,563,548	22,563,748	1,229,998
Convertible 2017 notes	22,537,983	-	-
Convertible 2022 notes	4,725,516	4,725,514	7,905,137
Outstanding options to purchase common stock	3,673,539	2,871,563	2,940,352
Unvested restricted common stock	875,265	791,389	183,416
Total	69,375,851	30,952,214	12,258,903

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014‑09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of adopting ASU 2014‑09.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The amendments in ASU 2014-10 remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification®. ASU 2014-10 is effective for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted and the Company adopted ASU 2014-10 in the third quarter of 2014 which consisted principally of removing inception to date information on the Company’s statements of operations, equity and cash flows as well as other inception to date disclosures in the notes to its consolidated financial statements.

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	December 31,
	2014	2013
Raw materials
Corn	$1,369	$1,456
Enzymes and other inputs	354	514
Finished goods	515	192
Work in process	610	224
Spare parts	1,444	1,195

Total inventories	$4,292	$3,581

Work in process inventory includes unfinished jet fuel and isobutanol inventory.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		December 31,
		2014	2013
Construction in progress	-	$440	$66,033
Plant machinery and equipment	10 years	13,367	11,009
Site improvements	10 years	7,015	7,007
Retrofit asset	20 years	65,601	-
Lab equipment, furniture and fixtures and vehicles	5 years	6,385	6,303
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,490	1,437
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,144	2,105
Total property, plant and equipment		102,582	100,034
Less accumulated depreciation and amortization		(21,342)	(16,559)

Property, plant and equipment, net		$81,240	$83,475

The Retrofit asset, as defined below, was placed in service in the third quarter of 2014 and is being depreciated over 20 years.

Prior to the first quarter of 2014, the Company capitalized interest on its secured debt associated with its qualifying assets, which related to the retrofit of the Agri-Energy Facility (“Retrofit asset”) that was actively being developed. The Company did not capitalize any interest for the year ended December 31, 2014 as there were no qualifying assets which were actively being developed. The Company capitalized $0.2 million and $1.3 million of interest incurred during the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, the Company has $0.7 million and $0.7 million, respectively, of capital lease assets included in computer, office equipment and software. The Company includes amortization of capital lease assets of $0.1 million during each of the years ended December 31, 2014, 2013 and 2012, as a component of depreciation and amortization in the consolidated statements of cash flows.

The Company recorded $4.9 million, $3.4 million and $3.3 million of depreciation expense for the years ended December 31, 2014, 2013 and 2012, respectively, including $4.0 million, $2.1 million and $2.1 million of depreciation expense in cost of goods sold for the years ended December 31, 2014, 2013 and 2012, respectively.

5. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	December 31,
	2014	2013
Accounts payable - trade	$2,639	$6,460
Accrued legal-related fees	2,944	2,999
Deferred revenue	-	1,000
Accrued employee compensation	801	818
Other accrued liabilities	2,204	1,753

Total accounts payable and accrued liabilities	$8,588	$13,030

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2022 Notes. A binomial lattice model generates two probable outcomes, whether up or down, arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was initially used to determine if the 2022 Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the 2022 Notes will be converted early if the conversion value is greater than the holding value; and (ii) the 2022 Notes will be called if the holding value is greater than both (a) the Redemption Price (as defined in the Indenture) and (b) the conversion value plus the Coupon Make-Whole Payment at the time. If the 2022 Notes are called, then the holders will maximize their value by finding the optimal decision between (1) redeeming at the Redemption Price and (2) converting the 2022 Notes.

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

The following table sets forth the inputs (Level 2 as defined in Note 18) to the lattice model that were used to value the embedded derivatives.

	December 31,
	2014	2013
Stock price	$0.32	$1.43
Conversion Rate	175.6697	175.6697
Conversion Price	$5.69	$5.69
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	2.0%	2.8%
Estimated stock volatility	87%	65%
Estimated credit spread	20%	33%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, the estimated fair value of the embedded derivatives will generally decrease with; (i) a decline in the stock price; (ii) decreases in the estimated stock volatility; and (iii) decrease in the estimated credit spread.

The following table sets forth the value of the 2022 Notes with and without the embedded derivatives, and the fair value of the embedded derivatives (in thousands).

	December 31,
	2014	2013
Fair value of 2022 Notes:
With the embedded derivative	$19,449	$15,925
Without the embedded derivative	19,449	12,455
Estimated fair value of the embedded derivative	$-	$3,470

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2014, 2013 and 2012, the estimated fair value of the embedded derivatives decreased by $3.5 million, $3.1 million and $17.0 million, respectively. The decline in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as gain from change in fair value of embedded derivatives in the consolidated statements of operations. The Company recorded the estimated fair value of the embedded derivative in 2022 notes, net in the consolidated balance sheets.

7. Derivative Warrant Liability

In December 2013, the Company sold 21,303,750 common stock units. Each common stock unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “2013 Warrants”). The agreement governing the 2013 Warrants includes the following terms:

●

at December 31, 2014, the 2013 Warrants had an exercise price of $1.43 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2013 Warrants (as a result of the public offering of common stock units in February 2015, these anti-dilution provisions were triggered and the exercise price of the 2013 Warrants have now decreased to $1.02 per share);

●	the 2013 Warrants have an expiration date of December 16, 2018;
●

a holder of 2013 Warrants may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the 2013 Warrants through a cash exercise;

●

the exercise price and the number and type of securities purchasable upon exercise of the 2013 Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

●

in the event of an extraordinary transaction (as defined in the 2013 Warrant Agreement) generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the 2013 Warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model at the measurement date defined in the 2013 Warrant Agreement.

In August 2014, the Company sold 30,000,000 shares of common stock and warrants to purchase an additional 15,000,000 shares of common stock (the “2014 Warrants”). The agreement governing the 2014 Warrants includes the following terms:

●

at December 31, 2014, the 2014 Warrants have an exercise price of $0.85 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2014 Warrants (as a result of the public offering of common stock units in February 2015, these anti-dilution provisions were triggered and the exercise price of the 2014 Warrants have now decreased to $0.64 per share);

●	the 2014 Warrants have an expiration date of August 5, 2019;
●

a holder of 2014 Warrants may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the 2014 Warrants through a cash exercise;

●

the exercise price and the number and type of securities purchasable upon exercise of the 2014 Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

●

in the event of an extraordinary transaction (as defined in the 2014 Warrant Agreement) generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

reclassification of its common stock, the Company or any successor entity will pay the 2014 Warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model at the measurement date defined in the 2014 Warrant Agreement.

Based on these terms, the Company has determined that the 2013 and 2014 Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.  The fair value of the Warrants was estimated to be $3.1 million and $7.2 million as of December 31, 2014 and 2013, respectively.  During the year ended December 31, 2014, the decrease in the estimated fair value of the Warrants represents an unrealized gain of $6.5 million, which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations. During the year ended December 31, 2013, the increase in the estimated fair value of the Warrants represents an unrealized loss of $3.2 million, which has been recorded as a loss from the change in fair value of derivative warrant liability in the consolidated statements of operations.

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

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $1.1584 per share or .8633 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable under certain circumstances, 5% in cash and 5% in kind and capitalized and added to the principal amount of the 2017 Notes (otherwise the full 10% is payable in cash). While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of December 31, 2014, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

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

The holders of the 2017 Notes may, at any time until the close of business on the business day immediately preceding the maturity date, convert the principal amount of the 2017 Notes, or any portion of such principal amount which is at least $1,000, into

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

shares of the Company’s common stock. Upon conversion of the 2017 Notes, the Company will deliver shares of common stock at an initial conversion rate of .8633 shares of common stock per $1 principal amount of the 2017 Notes (equivalent to an initial conversion price of approximately $1.1584 per share of common stock). Such conversion rate is subject to adjustment in certain circumstances, including in the event that there is a dividend or distribution paid on shares of the common stock or a subdivision, combination or reclassification of the common stock. The Company also has the right to increase the conversion rate (i) by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest or (ii) to avoid or diminish any income tax to holders of shares of common stock or rights to purchase shares of common stock in connection with any dividend or distribution. In addition, subject to certain conditions described herein, each holder who exercises its option to voluntarily convert its 2017 Notes will receive a make-whole payment in an amount equal to any unpaid interest that would otherwise have been payable on such 2017 Notes through the maturity date (a “Voluntary Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Voluntary Conversion Make-Whole Payments either in cash or in shares of common stock, at its election.

The Company has the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of its common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable conversion price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at its election. The Company did not require any holders to convert in 2014.

If a fundamental change of the Company occurs, the holders of 2017 Notes may require the Company to repurchase all or a portion of the 2017 Notes at a cash repurchase price equal to 100% of the principal amount of such 2017 Notes, plus accrued and unpaid interest, if any, through, but excluding, the repurchase date, plus a cash make-whole payment for the repurchased 2017 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such convertible 2017 Notes through the maturity date. A fundamental change includes, amongst other things, the Company’s common stock ceasing to be listed on a national securities exchange. See Note 20 for information on the Company’s listing status.

On July 31, 2014, the Company entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of the 2014 Warrants and the incurrence of indebtedness by the Company under such warrants.

On January 29, 2015, we commenced a conversion forbearance period in accordance with the terms of the 2017 Notes during which neither the Company nor any holder of the 2017 Notes has the right to convert any principal amount of the 2017 Notes into shares of Common Stock.  The conversion forbearance period will terminate when the Company provides notice to the trustee for the 2017 Notes that it has a sufficient number of authorized and unissued shares of Common Stock to permit conversion of all of the outstanding 2017 Notes.  If, on June 27, 2015, the conversion forbearance period has not been terminated and we have failed to reserve out of our authorized but unissued shares or shares held in treasury, sufficient shares of Common Stock to provide for the conversion of all of the outstanding 2017 Notes, an event of default under the terms of the 2017 Notes will be triggered.  Upon such occurrence, 100% of the principal amount and all accrued and unpaid interest under the 2017 Notes will become immediately due and payable. Any default under the terms of the 2017 Notes could have a material adverse effect on our business, results of operations and financial condition

In connection with the transactions described above, the Company also entered into a Registration Rights Agreement, dated May 9, 2014 (the “Registration Rights Agreement”), pursuant to which the Company filed a registration statement on Form S-3 registering the resale of approximately 17.5 million shares of the Company’s common stock which are issuable under the 2017 Notes. This registration statement was declared effective on July 25, 2014. The Company expects to file additional registration statements on Form S-3 or to amend filings in order to register additional shares of common stock of the Company for sale or resale, as necessary in connection with the 2017 Notes.

The Company has elected the fair value option for accounting of the Term Loan and 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments and to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at December 31, 2014 of $26.1 million has been recorded at its estimated fair value of $25.5 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at December 31, 2014. Debt issuance costs of $1.5 million were expensed at issuance and debt issuance costs $0.6 million were expensed in subsequent periods in connection with the election of the fair value option. Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain from change in fair value of 2017 Notes in the consolidated statement of operations. The fair value of the 2017 Notes at the issuance date were equal to the net proceeds from the

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

loan.  During the year ended December 31, 2014, the Company incurred cash interest expense of $1.6 million and capitalized non-cash paid-in-kind interest expense of $0.2 million into the principal amount of 2017 Notes as of December 31, 2014.

The following table sets forth the inputs to the lattice model that were used to value the Term Loan and 2017 Notes for which the fair value option was elected.

December 31,
2014
Stock price	$0.32
Conversion Rate	863.3
Conversion Price	$1.16
Maturity date	March 15, 2017
Risk-free interest rate	0.80%
Estimated stock volatility	85.0%
Estimated credit spread	15.0%

The following table sets forth information pertaining to the Term Loan and 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of Term Loans	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2013	$-	$-	$-	$-
Issuance of Term Loan	25,907	-	-	25,907
Exchange of Term Loan for 2017 Notes	(25,907)	25,907	-	-
Non-cash paid-in-kind interest expense	-	201	-	201
Gain from change in fair value of debt	-	-	(648)	(648)
Balance - December 31, 2014	$-	$26,108	$(648)	$25,460

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the 2017 Notes. For example, the estimated fair value will generally decrease with: (i) a decline in the stock price; (ii) decreases in the estimated stock volatility; and (iii) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the year ended December 31, 2014, represents an unrealized gain which has been recorded as a gain from change in fair value of 2017 Notes in the consolidated statements of operations.

Secured Debt.

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	December 31,
	2014	2013
Secured debt
TriplePoint - September 2010 Advance	$-	$917
TriplePoint - October 2011 Advance	-	6,657
TriplePoint - January 2012 Advance	-	3,495
TriplePoint - Matures May 2017	822	-
Total secured debt	822	11,069
Less:
Unamortized debt discounts	(49)	(942)
	773	10,127
Less current portion of debt	(288)	(788)
Long-term portion of debt	$485	$9,339

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Debt discounts associated with the issuance of the Company’s secured debt and convertible notes are recorded on the consolidated balance sheets as a reduction to related debt balances. The Company amortizes debt discount to interest expense over the term of the debt or expected life of the debt using the effective interest method.

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

Original Agri-Energy Loan Agreement. In August 2010, Gevo Development borrowed $12.5 million from TriplePoint to finance its acquisition of Agri-Energy. In September 2010, upon completion of the acquisition, the loan and security agreement (the “Original Agri-Energy Loan Agreement”) was amended to make Agri-Energy the borrower under the facility. In December 2013, the Company used $5.1 million of the proceeds from the offering of common stock units that was completed in December 2013 to pay off the remaining $5.1 million in outstanding principal under this loan. Pursuant to the amendments described below, the Company had also agreed to pay the end-of-term payment of $1.0 million associated with this loan in 12 equal monthly payments commencing January 2014 and ending December 2014.

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
•

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of December 31, 2014 are exercisable in the aggregate for 388,411 shares of the Company’s common stock, to reflect an exercise price equal to $1.18 per share;

•	waive the requirement for Agri-Energy to make principal amortization payments on the Amended Agri-Energy Loan Agreement through December 31, 2014 (the “Restructure Period”);

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

As part of the 2014 Amendment, the Company repaid $9.8 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended loan agreement with TriplePoint. At such time, debt issuance costs were written off. At December 31, 2014, the amended loan agreement had a principal balance of $0.8 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of December 31, 2014, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement.

On July 31, 2014, the Company entered into amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of the 2014 Warrants and the incurrence of indebtedness by the Company under such warrants.

On January 28, 2015, the Company entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Principal Amount of 2022 Notes	Debt Discount	Total
Balance - December 31, 2012	$11,000	$45,000	$(30,446)	$25,554
Amortization of debt discount	-	-	3,300	3,300
Write-off of debt discount associated with conversion of debt	-	-	11,277	11,277
Gain from change in fair value of embedded derivatives	(3,114)	-	-	(3,114)
Conversion	(4,416)	(18,100)	-	(22,516)
Balance - December 31, 2013	$3,470	$26,900	$(15,869)	$14,501
Amortization of debt discount	-	-	2,648	2,648
Gain from change in fair value of embedded derivatives	(3,470)	-	-	(3,470)
Balance - December 31, 2014	$-	$26,900	$(13,221)	$13,679

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year.The 2022 Notes will mature in July 2022, unless earlier repurchased, redeemed or converted. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $2.8 million, $3.4 million and $0.4 million, respectively, of non-cash interest expense related to the amortization of debt discounts and issue costs and recorded $2.0 million, $2.3 million and $1.6 million, respectively, of cash interest expense related to the 2022 Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. As of December 31, 2014, certain holders of the 2022 Notes elected to convert notes totaling $18.1 million, reducing the principal balance of the 2022 Notes to $26.9 million. Upon conversion, the 2022 Note holders received 3,179,608 shares of common stock in payment of converted principal of $18.1 million and, pursuant to the terms of the Indenture, such holders also received 2,957,775 shares of common stock in settlement of Coupon Make-Whole Payments of $4.9 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the applicable conversion rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the conversion rate increase to more than 202.0202 per $1,000 principal amount of 2022 Notes.

If a Fundamental Change (as defined in the Indenture) occurs at any time, then each holder will have the right to require the Company to repurchase all of such holder’s 2022 Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such 2022 Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date. Additionally, on July 1, 2017, each holder will have the right to require the Company to

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

repurchase all of such holder’s 2022 Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such 2022 Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date. A Fundamental Change includes, amongst other things, the Company’s common stock ceasing to be listed on a national securities exchange. See Note 20 for information on the Company’s listing status

The Company shall have a provisional redemption right (“Provisional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the conversion price in effect on such trading day. On or after July 1, 2017, the Company shall have an optional redemption right (“Optional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of 2022 Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

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

Outstanding Obligations

The following sets forth the Company’s obligations to repay principal by year relating to its secured debt with TriplePoint and the Convertible Notes at December 31, 2014 (in thousands).

Amount
2015	$319
2016	348
2017	26,263
2018	-
2019 and thereafter	26,900

Total	$53,830

9. Capital Stock

As of December 31, 2014, the Company has authorized 250.0 million and 10.0 million shares of common and preferred stock, respectively. The holders of the Company’s common stock have one vote per share. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The Company’s amended and restated certificate of incorporation provides that the Company’s board of directors will be divided into three classes, with staggered three-year terms and provides that all stockholder actions must be effected at a duly called meeting of the stockholders and not by a written consent. The amended and restated certificate of incorporation also provides that only the board of directors may call a special meeting of the stockholders and requires the approval of either a majority of the directors then in office or 66 2/3% of the voting power of all then outstanding capital stock for the adoption, amendment or repeal of any provision of the Company’s amended and restated bylaws. In addition, the amendment or repeal of certain provisions of the Company’s amended and restated certificate of incorporation requires the approval of 66 2/3% of the voting power of all then outstanding capital stock.

Common Stock Offerings. In August 2014, the Company issued and sold 30,000,000 common stock units at an offering price of $0.60 per common stock unit. Each common stock unit consisted of one share of the Company’s common stock and a 2014 Warrant to purchase 0.5 shares of the Company’s common stock, resulting in net proceeds of approximately $16.4 million after deducting paid and unpaid underwriting discounts and commissions and other offering costs. The Company allocated $2.4 million of the proceeds from the offering of common stock units to the 2014 Warrants based upon their estimated value which was recorded as additional paid-in capital.

In December 2013, the Company issued and sold 21,303,750 common stock units at an offering price of $1.35 per common stock unit. Each common stock unit consisted of one share of the Company’s common stock and a 2013 Warrant to purchase one

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

share of the Company’s common stock, resulting in net proceeds of $26.4 million after deducting paid and unpaid underwriting discounts and commissions and other offering costs.  The Company allocated $4.0 million of the proceeds from the offering of common stock units to the 2013 Warrants based upon their estimated value which was recorded as additional paid-in capital.

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

Common Stock Warrants.

The following table sets forth a summary of outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2014.

	Issue Date	Expiration Date	Outstanding	Exercise Price
Common Stock Warrants	December 2013	December 2018	21,303,550	$1.43
Common Stock Warrants	August 2014	August 2019	15,000,000	$0.85
CDP Gevo, LLC	September 2009	September 2016	812,771	$2.70
TriplePoint Capital LLC	August 2010	August 2017	199,999	$1.18
TriplePoint Capital LLC	October 2011	October 2018	157,035	$1.18
TriplePoint Capital LLC	January 2012	October 2018	31,407	$1.18
Genesis Select	June 2013	June 2018	30,000	$1.63
Virgin Green Fund I, L.P.	January 2008	February 2016	28,786	$5.48
Total			37,563,548

See Note 13 for a discussion of the warrants issued to CDP Gevo, LLC (“CDP”) for the purchase of shares of the Company’s common stock.  See Note 7 for a discussion of all Warrants issued and subsequent changes in the exercise price.

In connection with signing its loan agreements with TriplePoint, the Company has issued warrants to purchase shares of its common stock. The fair values of the warrants were estimated using the Black-Scholes option pricing model.  The Company records the fair value of these warrants as debt discount which is amortized to interest expense over the terms of the borrowing. In conjunction with the December 2013 amendment to the debt agreements with TriplePoint (see Note 8), the exercise price for the three outstanding warrants to purchase shares of the Company’s common stock held by TriplePoint were re-priced to reflect an exercise price equal $1.18. The Company calculated the estimated incremental fair value of the warrants based upon the Black-Scholes option pricing model.  The incremental fair value is determined as the difference between the estimated fair value of the warrants immediately prior the re-pricing and the estimated fair value of the warrants after the re-pricing.  The Company recorded the incremental fair value, $0.2 million, as a component of debt discount.

10. Equity Incentive Plans

2006 Omnibus Securities and Incentive Plan. During 2006, the Company established the Gevo, Inc. 2006 Omnibus Securities and Incentive Plan (the “2006 Plan”). Pursuant to the 2006 Plan, the Company granted stock awards to employees, directors, and consultants of the Company. Upon adoption of the Gevo, Inc. 2010 Stock Incentive Plan (as amended, the “2010 Plan”), no further grants can be made under the 2006 Plan. At December 31, 2014, a total of 1,612,589 shares of Gevo common stock were reserved for issuance upon the exercise of outstanding stock option awards under the 2006 Plan.  To the extent outstanding awards under the 2006 Plan expire, or are forfeited, cancelled, settled, or become unexercisable without the issuance of shares, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the 2010 Plan, which was subsequently amended in June 2013, and provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2010 Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the stock option

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

is granted and expire ten years after the date of grant. At December 31, 2014, a total of 1,957,844 shares of Gevo common stock were reserved for issuance upon the exercise of outstanding stock option awards under the 2010 Plan, and an additional 1,481,824 shares were available for grant.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the ESPP. The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 1,285,643 shares of common stock for issuance under the ESPP, of which 1,150,939 shares as of December 31, 2014 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period.

11. Stock-Based Compensation

Stock-Based Compensation Expense. The following table sets forth the Company’s stock-based compensation expense (in thousands).

	Year Ended December 31,
	2014	2013	2012
Stock options and ESPP awards
Research and development	$303	$640	$808
Selling, general and administrative	837	1,837	2,628

Restricted stock awards
Research and development	487	14	328
Selling, general and administrative	1,233	1,381	1,599

Warrants issued
Selling, general and administrative	-	39	2,616
Non-cash stock-based compensation	2,860	3,911	7,979

Modified stock option awards
Selling, general and administrative	-	-	890

Purchase of Class B interests of Gevo Development from CDP for cash
Selling, general and administrative	-	-	74
Cash stock-based compensation	-	-	964

Total stock-based compensation	$2,860	$3,911	$8,943

Determining Fair Value of Share-Based Payment Awards. The following table sets forth the Black-Scholes option pricing model assumptions and resulting grant date fair value for stock options granted.

	Year Ended December 31,
	2014	2013	2012

Risk-free interest rate	1.74%	1.26%	1.17%
Expected dividend yield	None	None	None
Expected volatility factor	71.13%	71.96%	78.86%
Expected option life (in years)	5.75	5.8	5.78
Weighted average grant date fair value	$0.89	$1.18	$4.74

Due to the Company’s limited history of grant activity, the expected life of options granted was estimated using the “simplified method” in accordance with SEC Staff Accounting Bulletin 110, where the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. The volatility factor was determined based upon management’s estimate using inputs from comparable public companies. The risk-free interest rate assumption is determined based upon observed interest rates

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history of dividend payouts.

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. Forfeitures have been estimated by the Company based upon historical and expected forfeiture experience. Estimated forfeiture rates used for the periods presented were from 0% to 5%.

Stock Option Award Activity. Stock option activity under the Company’s option plans at December 31, 2013 and changes during the year ended December 31, 2014 were as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Options	Price	(years)	Intrinsic Value
Options outstanding at December 31, 2013	2,871,563	$5.15	6.57	$478
Granted	1,128,536	1.40
Canceled or forfeited	(470,686)	6.90
Exercised	(5,000)	0.47
Options outstanding at December 31, 2014	3,524,413	$3.72	5.61	$-

Options exercisable at December 31, 2014	2,532,633	$4.54	5.16	$-

Options vested and expected to vest at December 31, 2014	3,519,749	$3.72	5.61	$-

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the closing price of Gevo’s common stock on the last trading day of the 2014 calendar year and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2014. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.0 million, $0.2 million and $2.2 million, respectively.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2014.

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
			Average		Weighted-	Average
Range of		Weighted-	Remaining		Average	Remaining
Exercise	Number of	Average Exercise	Contractual Life	Number of	Exercise	Contractual Life
Prices	Options	Price	in Years	Options	Price	in Years
$0.46 to $0.49	377,533	$0.46	2.35	377,533	$0.46	2.35
$0.50 to $0.99	76,030	$0.88	9.48	12,700	$0.88	9.46
$1.00 to $1.89	1,847,752	$1.48	7.52	948,553	$1.43	6.13
$2.70 to $8.73	582,590	$2.88	5.00	567,502	$2.87	4.94
$9.41 to $9.57	210,466	$9.41	6.55	196,303	$9.41	6.51
$9.57 to $12.67	354,906	$10.40	4.73	354,906	$10.40	4.73
$14.81 to $19.14	224,262	$17.17	5.58	224,262	$17.27	5.58
As of December 31, 2014, $1.2 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately two years.

The Company settles stock option exercises with newly issued common shares. No tax benefits were realized by the Company in connection with these exercises as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire tax benefit.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Non-vested restricted stock awards at December 31, 2013 and changes during the year ended December 31, 2014 were as follows.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2013	791,389	$2.52
Granted	1,138,081	1.00
Vested	(983,530)	1.74
Canceled or forfeited	(70,675)	1.83
Non-vested at December 31, 2014	875,265	$1.47

The total fair value of restricted stock that vested during the year ended December 31, 2014, 2013 and 2012 was $1.5 million, $1.5 million and $0.9 million, respectively. As of December 31, 2014, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $1.4 million, which is expected to be recognized over a weighted-average period of approximately two years.

12. Significant Agreements

Off-Take, Distribution and Marketing Agreements

Exclusive Supply Agreement with LANXESS. In January 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. No amounts have been incurred under this agreement as of December 31, 2014.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. In August 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement, with automatic one-year renewals thereafter, with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. No amounts have been recorded under these agreements as of December 31, 2014.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through December 31, 2012 and during the year ended December 31, 2014 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The Company did not sell any ethanol during the year ended December 31, 2013.  The ethanol purchase and marketing agreement with C&N was entered into in April 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force.  The term of the agreement was through December 2012.  The Company recorded $0.6 million of revenue under this award during the year ended December 31, 2012.  In September 2012, the Company was awarded

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of biojet fuel.   In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons.  In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of biojet fuel. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $2.0 million, $1.9 million and $0.6 million, respectively, of revenue associated with shipments of biojet fuel under these contracts.

Development and Commercialization Agreements

Development and Commercialization Agreements with ICM. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri (the “Demonstration Plant”). The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ prior written notice. The Company did not incur any operating expenses or capital expenditures relating to the Demonstration Plant during the years ended December 31, 2014, 2013 or 2012.

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

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola agreed to pay the Company a fixed price fee for a research program outlined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. The Company did not recognize revenue under this agreement during the year ended December 31, 2014 and the Company recognized $1.4 million and $1.2 million, respectively, during the years ended December 31, 2013 and 2012.

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. At December 2012, the Company had not completed milestone number four. However, under the terms of the agreement, the Company was entitled to pay a $0.5 million license fee in lieu of completing milestone number four. This fee was paid in March 2013 through the issuance of 250,000 shares of the Company’s common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of December 31, 2014 and no amount has been recorded as a liability for this milestone.

Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by the Company, subject to a minimum royalty amount per year, as defined in the license agreement, and up to a maximum amount per year.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Other Significant Agreements

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene from isobutanol. Toray Industries used the Company’s bio-para-xylene (“bio-PX”) and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, the Company entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which was used by the Company for the design and construction of a demonstration plant. In May 2014, the Company successfully shipped the requisite volumes of bio-PX associated with its contract with Toray Industries and, as a result, the Company recognized the $1.0 million, as well as revenue associated with the sale of the bio-PX, as a component of hydrocarbon revenue in the second quarter of 2014. At December 31, 2013, the Company included the $1.0 million as deferred revenue, a component of accounts payable and accrued liabilities in its consolidated balance sheets.

In December 2011, the Company entered into a commercial off-take and marketing agreement with Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”) for the sale of iDGs™ produced by the Agri-Energy Facility. Land O’ Lakes Purina Feed provides farmers and ranchers with an extensive line of agricultural supplies (feed, seed, and crop protection products) and services. Pursuant to the agreement, Land O’Lakes Purina Feed will be the exclusive marketer of the Company’s iDGs™ and modified wet distiller’s grains for the animal feed market. The agreement has an initial three-year term following the first commercial sales of iDGs™ with automatic one-year renewals thereafter unless terminated by one of the parties. Further, the Company’s plans to work with Land O’Lakes Purina Feed to explore opportunities to upgrade the iDGs™ for special value-added applications in feed markets.  No amounts have been incurred under this agreement as of December 31, 2014. Land O’Lakes Purina Fees also provides marketing services for the sale of the Company’s ethanol distiller grains.

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

The Company has been awarded grants or cooperative agreements from a number of government agencies, including the U.S. Department of Energy, U.S. National Science Foundation, U.S. Environmental Protection Agency, U.S. Army Research Labs and the U.S. Department of Agriculture. Any recorded revenues related to these grants and cooperative agreements are recorded within grant and other revenue in the Company’s consolidated statements of operations.

13. Gevo Development

Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development. Gevo Development has two classes of membership interests outstanding. Gevo, Inc. is the sole owner of the class A interests. Prior to September 2010, CDP, was the sole owner of the class B interests, which comprise 10% of the outstanding equity interests of Gevo Development. In September 2010, Gevo, Inc. became the sole owner of Gevo Development by acquiring 100% of the class B interests in Gevo Development from CDP pursuant to an equity purchase agreement. In exchange for the class B interests, CDP received aggregate consideration of $1.1 million.

The original issuance of the class B interests was considered to be a grant of non-employee stock-based compensation. As vesting of the awards was dependent on counterparty performance conditions (the acquisition and retrofit of a biorefinery plant), no compensation expense had been recorded prior to September 2010 because the lowest aggregate fair value of the awards was zero. Upon the purchase of the class B interests in September 2010, the Company recorded stock-based compensation of $0.8 million, which reflected the amount paid during 2010 for the class B interests that were not dependent on counterparty performance. The Company recorded stock compensation of $0.1 million during the year ended December 31, 2012.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Gevo, Inc. made capital contributions to Gevo Development of $26.5 million, $29.6 million and $55.5 million, respectively, during the years ended December 31, 2014, 2013 and 2012.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after it was acquired in September 2010) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 2010).

	Year Ended December 31,
	2014	2013	2012
Gevo Development Net Loss	$(14,778)	$(19,243)	$(15,870)

In connection with the formation of Gevo Development in September 2009, the Company granted CDP a warrant to purchase 858,000 shares of the Company’s common stock. The warrant has an exercise price of $2.70 per share which represented the estimated fair value of Gevo, Inc.’s common stock on the date of grant. The warrant expires in September 2016, unless terminated earlier as provided in the warrant agreement.

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

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly-owned subsidiary. As of December 31, 2014 and 2013, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. In addition, as of December 31, 2014, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement.  No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2014, the Company has incurred $0.4 million in preliminary project engineering and permitting process costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets. Gevo has no obligation to Retrofit the Redfield Facility.

15. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. As of December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $289.9 million which may be used to offset future taxable income. The Company also had federal research and development tax credit carryforwards and other federal tax credit carryforwards which aggregate to $6.0 million at December 31, 2014. These carryforwards expire at various times through 2034 and may be limited in their annual usage by Section 382 of the Internal Revenue Code, as amended, relating to ownership changes.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets (in thousands).

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$115,870	$96,748
Research and other credits	6,047	5,502
Other temporary differences	(2,478)	2,768
Deferred tax assets - before valuation allowance	119,439	105,018
Valuation allowance	(119,439)	(105,018)
Net deferred tax assets - after valuation allowance	$-	$-

The Company’s deferred tax assets represent an unrecognized future tax benefit. The Company recognizes uncertain tax positions net, against any operating losses or applicable research credits as they arise.  Currently, there are no uncertain tax positions recognized at December 31, 2014. The Company has provided a full valuation allowance on its deferred tax assets at December 31, 2014 and 2013, as management believes it is more likely than not that the related deferred tax asset will not be realized. The reported amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses, primarily because of changes in the valuation allowance.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth reconciling items from income tax computed at the statutory federal rate.

	Year Ended December 31,
	2014	2013	2012
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.5%	5.7%	6.2%
Research and other credits	-1.3%	-2.2%	0.0%
Permanent deductions	-2.2%	-1.5%	-2.5%
Valuation allowance	-36.0%	-37.0%	-38.7%

Effective tax rate	0.0%	0.0%	0.0%

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company’s evaluation was performed for the tax periods from inception to December 31, 2014, which remain subject to examination by major tax jurisdictions as of December 31, 2014.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with any material impact to its financial results. The Company would recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations.  Accrued interest and penalties would be included within the related tax liability line in the Consolidated Balance Sheets.

16. Employee Benefit Plan

The Company’s employees participate in the Gevo, Inc. 401(k) Plan (the “401(k) Plan”). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees after three months of service with quarterly entry dates. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. The Company may make matching and/or discretionary contributions to the 401(k) Plan. Effective January 2008, the Company began providing an employer match of 100% up to a maximum of 5% of compensation per employee, which vested over a period of approximately two years. Effective January 2013, the Company elected to cease providing an employer match. During the year ended December 31, 2012, the Company recorded $0.5 million in matching contributions.

17. Commitments and Contingencies

Legal Matters. On January 14, 2011, Butamax filed a complaint (the “Complaint”) against the Company in the United States District Court for the District of Delaware (“Delaware District Court”), as Case No. 1:11-cv-00054-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 7,851,188 (the “’188 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.” The ’188 Patent, which has been assigned to Butamax, claims certain recombinant microbial host cells that produce isobutanol and methods for the production of isobutanol using such host cells. Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On March 25, 2011, the Company filed a response to the Complaint, denying Butamax’s allegations of infringement and raising affirmative defenses.

On August 11, 2011, Butamax amended the Complaint to include allegations that the Company is infringing one or more claims made in U.S. Patent No. 7,993,889 (the “’889 Patent”), also entitled “Fermentive Production of Four Carbon Alcohols” (the “Amended Complaint”). The ’889 Patent, which has been assigned to Butamax, claims methods for producing isobutanol using certain recombinant yeast microorganisms expressing an engineered isobutanol biosynthetic pathway. The Company believes that the Amended Complaint is without merit and will continue to aggressively defend its intellectual property rights.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

On January 24, 2012, the Company filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “’808 Patent”) entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ’808 Patent claims methods to produce a C3-C6 alcohol—for example, isobutanol—through fermentation and to recover that alcohol from the fermentation medium. The Company sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On May 8, 2013, the Company stipulated and agreed to dismiss without prejudice the ’808 Patent suit against Butamax, DuPont, or their affiliates, with each side bearing its own costs and fees in the action. The Company further stipulated and agreed with Butamax that the Company shall not re-assert the ’808 Patent against Butamax, DuPont, or their respective affiliates until a final Certificate of Reexamination is received from the U.S. Patent and Trademark Office (“USPTO”) in Inter Partes Reexamination Control No. 95/000,666.

On March 12, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00298-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.” This complaint is in addition to the Amended Complaint discussed above. Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s fees. The Company believes that it has meritorious defenses to these allegations and intends to vigorously defend this lawsuit. This case is scheduled for trial on April 25, 2016.

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

On May 15, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00602-SLR, alleging that the Company is infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages, interest, costs and expenses, including attorney’s

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

fees. The Company believes that it has meritorious defenses to these allegations and intends to vigorously defend this lawsuit. This case is scheduled for trial on April 25, 2016.

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

On July 31, 2012, the Company filed a complaint in the United States District Court for the Eastern District of Texas, as Case No. 2:12-cv-00417, alleging that Butamax, DuPont, BP, BP Corporation North America Inc. and BP Biofuels North America LLC are infringing U.S. Patent No. 8,232,089 (the “’089 Patent), entitled “Cytosolic Isobutanol Pathway Localization for the Production of Isobutanol.” The Company is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On December 17, 2012, this case was transferred to the Delaware District Court as Case No. 1:12-cv-01724-SLR. On February 19, 2013, BP filed a motion seeking to dismiss the Company’s complaint for failure to state a claim against it. On March 8, 2013, the Company filed a response in opposition to BP’s motion. On March 18, 2013, BP filed its reply brief, and the issue was submitted to the court for decision. On July 8, 2013, the court granted BP’s motion. Despite the court’s decision, Butamax, DuPont, BP Corporation North America Inc. and BP Biofuels North America LLC remain defendants in the suit.

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

On August 14, 2012, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas for declaratory judgment against Butamax, DuPont, BP, BP Corporation North America Inc. and BP Biofuels North America LLC, as Case No. 2:12-cv-00435, seeking a judicial determination that a recently issued Butamax U.S. Patent No. 8,241,878 (the “’878 Patent”), entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof” is invalid and that the Company does not infringe it. On December 17, 2012, this case was transferred to the Delaware District Court as Case No. 1:12-cv-01725-SLR. On January 28, 2013, this case was closed following a voluntary stipulation of dismissal filed by both parties.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

On March 19, 2013, the Delaware District Court issued an order regarding claim construction and summary judgment in the patent suit involving the ’188 Patent and the ’889 Patent. Both parties had asked the Delaware District Court to resolve certain issues regarding the ’188 Patent and the ’889 Patent without a trial by seeking summary judgment from the court. Butamax had filed a motion seeking summary judgment that the Company infringed such patents, but the Delaware District Court denied Butamax’s motion. The Company moved for summary judgment of noninfringement, both as a matter of literal infringement and infringement under the doctrine of equivalents, and the Delaware District Court granted the Company’s motion regarding doctrine of equivalents infringement. The Company also moved for summary judgment of invalidity of various claims in the ’188 Patent and the ’889 Patent. The Delaware District Court granted this motion in part, ruling that Butamax’s claims related to the inactivation of competing pathways for carbon flow were invalid.

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

On February 18, 2014, the U.S. Court of Appeals for the Federal Circuit vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction. The U.S. Court of Appeals for the Federal Circuit also vacated and remanded the Delaware District Court’s grant of the Company’s motion for summary judgment of noninfringement under the doctrine of equivalents. The U.S. Court of Appeals for the Federal Circuit also reversed the Delaware District Court’s grant of the Company’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The remanded trial for the ’188 and ’889 patents in the Delaware District Court was scheduled to be held on July 21, 2014. On April 22, 2014, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court to appeal the decision of the U.S. Court of Appeals for the Federal Circuit. On April 25, 2014, the Company filed a motion to stay the Delaware District Court’s

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

July 21, 2014 trial pending the disposition of its Petition for Writ of Certiorari with the U.S. Supreme Court and any follow-on proceedings.

On July 11, 2014, the Delaware District Court granted the Company’s motion to stay the patent litigation on the ‘188 Patent and ‘889 Patent. The District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the Delaware District Court was based on the status of our Petition for Writ of Certiorari with the U.S. Supreme Court.  It appeared that the U.S. Supreme Court was holding the petition pending its decision in Teya Pharmaceuticals USA, Inc. v. Sandoz, Inc. (the “Teva Case”), a case with the potential to change the Federal Circuit’s standard of review of district court claim construction and ultimately negate jury verdicts obtained under the then-current interpretation of patent claims. Oral Argument in the Teva Case occurred on October 15, 2014 and on January 20, 2015, the U.S. Supreme Court ruled in Teva’s favor and determined that the Federal Circuit must now apply the “clear error” standard of review and cannot set aside District Courts’ findings of fact unless they were clearly erroneous.  On January 26, 2015, the Supreme Court ruled in Gevo’s favor, vacated an earlier Federal Circuit Court ruling on the interpretation of key Butamax patent claims and remanded the case back to the Federal Circuit Court for consideration in light of the new “clear error” standard of appellate review that was decided in the Teva Case.”

On February 18, 2014, the Delaware District Court granted Gevo’s motion to stay the litigation regarding Gevo’s ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during inter partes re-examination of those patents.

Due to the nature and stage of this litigation, the Company has determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time. The next Delaware District Court trial for the Butamax litigation is currently scheduled for August 24, 2015 and an additional trial is scheduled for April 25, 2016. The Company expects to continue to incur significant costs related to its involvement in the foregoing legal proceedings.

Leases. During the year ended December 31, 2012, the Company entered into a six year software license agreement. The Company concluded that the software license agreement qualifies as a capital lease. Accordingly, at December 31, 2014, the Company has capital lease liabilities of $0.1 million and $0.3 million included in accounts payable and accrued liabilities and other long-term liabilities, respectively on its consolidated balance sheets. At December 31, 2013, the Company has capital lease liabilities of $0.1 million and $0.4 million included in accounts payable and accrued liabilities and other long-term liabilities, respectively on its consolidated balance sheets.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado (the “Colorado Facility”) with a term expiring in July 2016. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $0.6 million and $0.6 million, respectively. The Company recognizes rent expense on its operating leases on a straight-line basis.

The table below shows the future minimum payments under non-cancelable operating leases and capital leases at December 31, 2014 (in thousands).

	Operating Leases	Capital Lease	Total Lease Payments
2015	$1,826	$157	$1,983
2016	1,308	162	1,470
2017	1,044	167	1,211
2018	1,044	-	1,044
2019 and thereafter	529	-	529
Total	$5,751	$486	$6,237

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2014 and 2013, the Company did not have any liabilities associated with indemnities.

In addition, the Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The duration of these indemnifications, commitments, and guarantees varies and, in certain cases, is indefinite. The maximum amount of potential future

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2014.

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

●	Level 1 – inputs include quoted market prices in an active market for identical assets or liabilities.
●

Level 2 – inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

●	Level 3 – inputs are unobservable and corroborated by little or no market data.

While the Company believes that its valuation methods, as set forth below, are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $0.1 million, $0.8 million and $0.3 million, respectively, in write-downs of its corn inventory to market prices.

Derivative Assets and Liabilities. The fair value of exchange-traded derivative instruments held is based on Level 1 inputs using quoted market prices. The Company did not have any exchange-traded derivative instruments at December 31, 2014 or 2013.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. In May 2014, the Company entered into an amended agreement with Triplepoint in which the loans outstanding were settled in exchange for a new loan with a May 2017 maturity date for $1.0 million which amortizes over 36 months and bears interest at a rate equal to 9% per annum.  The Company has determined that the estimated fair value approximates book value as of December 31, 2014.

The following table sets forth the principal balance of the Company’s secured debt obligation and the associated estimated fair value at December 31, 2014 and 2013 (in thousands).

	2014		2013
Issuance	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value
TriplePoint - May 2014 Advance	$822	$773	$-	$-
TriplePoint - January 2012 Advance	-	-	3,495	3,079
TriplePoint - October 2011 Advance	-	-	6,657	5,942
TriplePoint - September 2010 Advance	-	-	917	847

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

2017 Notes. The Company has estimated the fair value of the 2017 Notes, to be $25.5 million at December 31, 2014 based upon Level 2 inputs, including the market price of the Company’s common stock. The Company has valued the 2017 Notes and all of its components using the fair value option. See Note 8 for the fair value inputs used to estimate the fair value of the 2017 Notes. On the date of issuance in May 2014, the 2017 Notes were a term loan and recorded at fair value at that date.

2022 Notes Embedded Derivative. The Company has estimated the fair value of the 2022 Notes, including the embedded derivative, to be $19.4 million and $15.9 million at December 31, 2014 and 2013, respectively, based upon Level 2 inputs, including the market price of the 2022 Notes derived from actual trades of the 2022 Notes. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0.0 million and $3.5 million at December 31, 2014 and 2013, respectively, based upon Level 2 inputs. See Note 6 for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. In December 2013, the Company issued the 2013 Warrants to purchase 21,303,750 shares of the Company’s common stock. Based on the terms of the 2013 Warrants, the Company determined the 2013 Warrants qualified as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.  The Company determined the estimated fair value of the 2013 Warrants as of December 31, 2013 to be $7.2 million based upon Level 1 inputs, the quoted market prices of the 2013 Warrants on such date.  The Company valued the 2013 Warrants on the date of issuance based upon Level 2 observable market prices, using the “with-and-without method,” where the value of the common stock including the 2013 Warrants is defined as the “with,” and the value of the common stock excluding the 2013 Warrants as traded on the NASDAQ market is defined as the “without.”  This method estimates the value of the 2013 Warrants by looking at the difference in the values between the common stock with the 2013 Warrants and the value of the common stock without the 2013 Warrants.  Based upon this method, the Company estimated the value of the 2013 Warrants to be $4.0 million on the date of issuance. The Company determined the estimated fair value of the 2013 Warrants as of December 31, 2014 to be $1.4 million based upon Level 2 inputs utilizing an analysis of actual historical market trades of the 2013 Warrants and a Black Scholes model. The Company relied on Level 2 inputs for estimating the fair value of the 2013 Warrants as of December 31, 2014 due to the lack of market trades of the 2013 Warrants on such date.

In August of 2014, the Company issued 2014 Warrants to purchase 15,000,000 shares of the Company’s common stock. Based on the terms of the 2014 Warrants, the Company determined the 2014 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2014 Warrants as of December 31, 2014 to be $1.7 million based upon Level 2 inputs utilizing an analysis of actual historical market trades of the 2014 Warrants. The Company relied on Level 2 inputs for estimating the fair value of the 2014 Warrants as of December 31, 2014 due to the lack of market trades of the 2014 Warrants on such date.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth our financial results by segment (in thousands).

	Year Ended December 31,
	2014	2013	2012
Revenues:
Gevo	$4,718	$4,822	$3,505
Gevo Development / Agri-Energy	23,548	3,402	20,880
Consolidated	$28,266	$8,224	$24,385

Loss from operations:
Gevo	$(26,567)	$(39,745)	$(58,837)
Gevo Development / Agri-Energy	(13,210)	(15,770)	(12,600)
Consolidated	$(39,777)	$(55,515)	$(71,437)

Interest expense:
Gevo	$10,446	$5,815	$3,051
Gevo Development / Agri-Energy	1,578	3,486	3,287
Consolidated	$12,024	$9,301	$6,338

Depreciation expense:
Gevo	$937	$1,160	$1,200
Gevo Development / Agri-Energy	3,943	2,233	2,113
Consolidated	$4,880	$3,393	$3,313

Acquisitions of plant, property and equipment:
Gevo	$116	$591	$2,204
Gevo Development / Agri-Energy	4,778	9,215	50,228
Consolidated	$4,894	$9,806	$52,432

	December 31,
	2014	2013
Total assets:
Gevo	$95,680	$100,888
Gevo Development / Agri-Energy	49,961	65,281
Intercompany eliminations	(46,713)	(49,814)
Consolidated	$98,928	$116,355

20. Subsequent Events

Public Offering of Common Stock and Warrants

On February 3, 2015, the Company closed the sale of 33,250,000 common stock units. Each common stock unit consists of one share of common stock, a Series A warrant to purchase one share of common stock and a Series B warrant to purchase one share of common stock at a public offering price of $0.20 per common stock unit. The Series A warrants have an exercise price of $0.27 per share, are exercisable from the date of original issuance and will expire on February 3, 2020. The Series B warrants have an exercise price of $0.20 per share, are exercisable from the date of original issuance and will expire on August 3, 2015. The shares of common stock and the warrants are separable and were issued separately. The gross proceeds are approximately $6.7 million not including any future proceeds from the exercise of the warrants.

Transfer of Common Stock Listing to the NASDAQ Capital Market

On June 30, 2014, the Company received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market, notifying it that, for the prior 30 consecutive business days, the closing bid price of the Company’s common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the NASDAQ

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Global Market. As part of the Company’s efforts to regain compliance with this requirement, the listing of the Company’s common stock was transferred from the NASDAQ Global Market to the NASDAQ Capital Market effective January 5, 2015. The transfer of the listing of the Company’s common stock to the NASDAQ Capital Market is not expected to have any impact on the trading in its common stock, and its common stock continues to trade under the symbol “GEVO.”

By transferring its common stock listing from the NASDAQ Global Market to the NASDAQ Capital Market, the Company received an additional 180 calendar day compliance period, or until June 29, 2015, to regain compliance with the minimum $1.00 per share requirement for continued listing on the NASDAQ Capital Market. The Company intends to monitor the bid price of its common stock and its minimum market value of listed securities and will consider options available to it to achieve compliance, including potentially implementing a reverse stock split of the outstanding shares of the Company’s common stock.

Filing of a Preliminary Proxy to Call a Special Meeting of Stockholders

On February 23, 2015, the Company filed a preliminary proxy to call a special meeting (the “Special Meeting”) of stockholders of Gevo, Inc., to be held on Monday, April 13, 2015, at the Company’s offices in Englewood, Colorado. The Special Meeting will be held to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock, by a ratio of not less than one-for-ten and not more than one-for-thirty at any time on or prior to June 27, 2015, with the exact ratio to be set at a whole number within this range by the Board of Directors of the Company in its sole discretion.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014, because of a material weakness in accounting for certain non-routine aspects of the underwritten public offering completed in August 2014 (the “August Offering”) as described below. Notwithstanding this material weakness, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with GAAP.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014, because of a material weakness in accounting for certain non-routine aspects of the August Offering as described below.

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

Management is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. We are implementing enhanced controls and policies with respect to the review and analysis of all working papers of non-routine transactions such as the August Offering. Management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for year ended December 31, 2014 fairly present in all material respects the Company’s financial position results of operations and cash flows in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

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

The Board presently has six members and is divided into three classes, designated Class I, Class II and Class III. Each class shall consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board and each class has a three-year term. Our directors are divided among each of the classes as follows:

•	the Class I directors are Ruth I. Dreessen, Patrick R. Gruber, Ph.D. and Ganesh M. Kishore, Ph.D., and their terms will expire at the annual meeting of stockholders to be held in 2017;
•	the Class II director is Andy Marsh and his term will expire at the annual meeting of stockholders to be held in 2015; and
•	the Class III directors are Shai Weiss and Gary W. Mize, and their terms will expire at the annual meeting of stockholders to be held in 2016.

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

The current members of our Audit Committee are Ms. Ruth Dreessen and Messrs. Gary Mize and Andy Marsh, who was appointed to serve on the Audit Committee on February 12, 2015, each of whom is a non-employee member of our Board.  Messrs. Cabrera and Smith served on the Audit Committee until their respective resignations from the Board in February 2015. Ms. Dreessen has served as the Chair of the committee since March 14, 2012.  Our Board has determined that all members of our Audit Committee meet the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and NASDAQ.  Our Board has further determined that Ms. Dreessen is our audit committee financial expert, as that term is defined under the applicable rules of the SEC, and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ.  The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ, a copy of which can be found on our website at http://ir.gevo.com under the heading “Corporate Governance.”

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

The current members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore and Mr. Gary Mize, each of whom is a non-employee member of our Board.  Mr. Weiss serves as the Chair of the committee.  Our Board has determined that each of the members of our Compensation Committee is an independent or outside director under the applicable rules and regulations of the SEC, NASDAQ and the Code, relating to Compensation Committee independence.  The Board also considered whether any member of the Compensation Committee has a relationship to us which is material to that director's ability to be independent from management in connection with the duties of a Compensation Committee member, including the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by us to such director, and whether such director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries. The Board concluded that there are no business relationships that would interfere with the exercise of independent judgment by any of the members of our Compensation Committee.

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

The current members of our Nominating and Corporate Governance Committee are Messrs. Shai Weiss, Gary Mize, and Andy Marsh and Ms. Ruth Dreessen, each of whom is a non-employee member of our Board.  Mr. Weiss serves as the Chair of the committee.  Our Board has determined that each of the members of our Nominating and Corporate Governance Committee is an independent director under the applicable rules and regulations of the SEC and NASDAQ relating to Nominating and Corporate Governance Committee independence.  The Nominating and Corporate Governance Committee operates under a written charter, a copy of which can be found on our website at http://ir.gevo.com under the heading “Corporate Governance.”  On an annual basis, the Nominating and Corporate Governance Committee reviews and evaluates its written charter and the performance of the committee and its members, including compliance of the committee with its written charter.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on the review of copies of the reports we have received and written representations provided to us from the individuals required to file the reports, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in Gevo, Inc. common stock during the year ended December 31, 2014, except as noted below.

Administrative oversights caused one late filing of the required Form 4 for Dr. Patrick Gruber, Dr. Chris Ryan and Mr. Mike Willis, and two late filings for Mr. Brett Lund, associated with the sale of shares to satisfy income tax obligations of the reporting persons associated with the release of vested restricted stock to such persons. Additionally, these oversights caused one late filing of the required Form 4 for Dr. Ganesh Kishore, Ms. Ruth Dreessen, and Messrs. Bruce Smith, Carlos Cabrera and Gary Mize associated with the annual retainer fees paid in stock for each of our non-employee directors.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore and Mr. Gary Mize.  None of the members of our Compensation Committee is or has been an officer or employee of the Company, and none of our executive officers currently serves, or in the past year has served, as a member of the board or compensation committee (or other committee serving an equivalent function) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Director Compensation

In May 2010, our Board adopted standard director compensation policies. Under these policies, each of our non-employee directors is entitled to an annual cash retainer of $50,000, with an additional annual cash retainer of $10,000 for service as Chair of our Audit Committee. In 2014, all of our directors received a stock award in lieu of cash for payment of the annual retainer.  In addition, we reimburse all of our directors for the reasonable expenses incurred in connection with their attendance at Board or committee meetings. Each non-employee director is entitled to receive an equity grant upon his or her appointment to the Board and is also eligible to receive annual equity grants.

Director Compensation Table

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2014.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($) (1)	All other compensation ($)	Total ($)
Shai Weiss (2)	-	-	-	-	-
Carlos A. Cabrera (3)	-	81,250	31,250	-	112,500
Ruth Dreessen(4)	-	91,250	31,250	-	122,500
Samir Kaul (5)	-	81,250	31,250	-	112,500
Ganesh M. Kishore, Ph.D.	-	81,250	31,250	-	112,500
Gary W. Mize	-	81,250	31,250	-	112,500
Stacy J. Smith (5)	-	81,250	31,250	-	112,500
Bruce A. Smith (3)	-	81,250	31,250	-	112,500
Andy Marsh (6)	-	-	-	-	-

(1)

The amounts in the “Stock awards” and “Option awards” columns reflect the aggregate grant date fair value of awards granted during the year ended December 31, 2014 in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option awards are set forth in Note 11 to our consolidated financial statements, which are included in this Report.

(2)	Mr. Weiss declined all compensation for his service as director during 2014.
(3)	Mr. Bruce Smith and Mr. Cabrera resigned from our Board in February 2015.
(4)	Fees paid include an additional $10,000 stock award paid to Ms. Dreessen as compensation for her service as Chair of the Audit Committee.
(5)	Mr. Kaul and Mr. Stacy Smith resigned from our Board in June 2014.
(6)	Mr. Marsh joined our Board in February 2015.

Compensation Discussion and Analysis

Named Executive Officers

The individuals in the Summary Compensation Table set forth after this Compensation Discussion and Analysis are referred to as the “named executive officers.”  Our named executive officers as of December 31, 2014 are:

•	Dr. Patrick R. Gruber, Chief Executive Officer
•	Mike Willis, Chief Financial Officer and Executive Vice President of Corporate Development and Strategy
•	Dr. Christopher Ryan, President, Chief Operating Officer and Chief Technology Officer
•	Brett Lund, Chief Legal Officer, General Counsel and Secretary
•	Greg Roda, Chief Commercial Officer

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

Role of the Compensation Committee

The current members of our Compensation Committee are Mr. Shai Weiss, Dr. Ganesh Kishore and Mr. Gary Mize.  Each of these individuals qualifies as (i) an “independent director” under the requirements of NASDAQ, (ii) a “non-employee director” under Rule 16b-3 of the Exchange Act, and (iii) an “outside director” under Section 162(m) of the Code.  The Compensation Committee evaluates, approves, administers and interprets our executives’ compensation and benefit policies, including our annual executive incentive plan, our 2006 Omnibus Securities and Incentive Plan (the “2006 Plan”) and our Gevo, Inc. 2010 Stock Incentive Plan (as amended, the “2010 Plan”), consistent with our compensation philosophy.

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

Role of Compensation Consultant

Effective April 21, 2011, our Compensation Committee appointed Hodak Value Advisors (the “Compensation Consultant”), an independent consultant, to formulate a report and make recommendations to our Compensation Committee regarding executive compensation.  In 2014, the Compensation Consultant presented to our Compensation Committee information based on peer group and other market data supplemented by survey data for particular positions.  The peer group companies chosen were primarily public biofuel and alternative energy companies that are comparable in size by revenue and market cap and are in similar stages of development as the Company.  In making its report to the Compensation Committee, the Compensation Consultant used compensation peer data from the following companies:

Amyris, Inc.	Parabel, Inc.
Codexis, Inc.	Solazyme, Inc.
Genomatica, Inc.	Synthesis Energy Systems
Metabolix, Inc.	Rentech, Inc.
Myriant, Inc.

.

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

Board’s Consideration of Advisory Vote

In June 2013, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote.  Our stockholders approved the compensation of our named executive officers, with approximately 88% of stockholder votes cast in favor of our say-on-pay resolution.  As we evaluated our compensation practices and talent needs throughout fiscal 2014, our Board was mindful of the strong support our stockholders expressed for our philosophy of linking compensation to our operating objectives and the enhancement of stockholder value.

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

Our executives’ total compensation may vary significantly year to year based on Company, functional area and individual performance.  Our Compensation Committee meets at least annually to evaluate and refine this program to ensure that these elements are balanced, and consistent with our compensation objectives to allow us to attract, retain and motivate our executives in a cost-effective manner.

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

Base Salary

We provide a base salary to our named executive officers and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year.  Base salary will typically be used to recognize the experience, skills, knowledge and responsibilities required of each named executive officer, and should reflect the overall sustained performance and contributions to us by such officer over time.  When determining the base salary for newly hired executive officers, the Compensation Committee considers the base salary of the individual at his or her prior employment and any unique personal circumstances that motivated the executive to leave that prior position and join us.  Once base pay levels are initially determined, increases in base pay are generally made as appropriate to recognize changes in the competitive landscape, or enhanced roles or responsibilities.

The base salaries of Drs. Gruber and Ryan and Mr. Lund were established in agreements made in June 2010, which became effective upon the closing of our initial public offering.  The base salary of Dr. Ryan was increased in December 2011, and the base salary of Mr. Lund was increased in April 2012. The base salary of Mr. Roda was established in an agreement that became effective in September 2013. The base salary of Mr. Willis was originally established in an agreement made in December 2012. As a result of his appointment to serve as Chief Financial Officer, Mr. Willis entered into a new offer letter agreement with the Company in April 2014 pursuant to which his base salary was increased, retroactive to the date of his appointment to serve as Interim Chief Financial Officer.  None of our executives is currently party to an employment agreement that provides for automatic or scheduled increases in base salary.  However, on a periodic basis, base salaries for our executives, together with other components of compensation, are reevaluated.

The following table sets forth information regarding base salaries for fiscal year 2014 for our named executive officers:

Name of Executive Officer	2014 Base Salary Rate
Patrick R. Gruber, Ph.D.	$500,000
Brett Lund, J.D., M.B.A	$325,000
Greg Roda	$305,000
Christopher Ryan, Ph.D.	$335,000
Mike Willis (1)	$308,000

(1)

In April 2014, Mr. Willis entered into a new offer letter agreement which provided for an increase in annual base salary which was retroactive to September 2013, when Mr. Willis was appointed to serve as Interim Chief Financial Officer. As a result, Mr. Willis was paid $46,792 in April 2014 for services provided as Interim Chief Financial Officer during the last four months of 2013.

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

Under the terms of their respective employment agreements, each executive is eligible to receive a bonus based on the achievement of certain business goals set by our Board on an annual basis.  The target annual bonuses for our named executive officers, expressed as a percentage of their base salary, are as follows:

Name of Executive Officer	2014 Bonus Target (as % of 2014 base salary)
Patrick R. Gruber, Ph.D.	50%
Brett Lund, J.D., M.B.A	40%
Greg Roda	33%
Christopher Ryan, Ph.D.	40%
Mike Willis (1)	40%

(1)	Effective as of September 2013, when Mr. Willis was appointed to serve as Interim Chief Financial Officer.

In March 2015, our Compensation Committee determined that bonuses for 2014 would be discretionarily awarded.  Based upon the Company performance in 2014, incentive bonus payments were awarded as described below.

The following formula can be used to calculate the incentive bonus payment to be made to a named executive officer:

Bonus Amount = (Base Salary) x (Target Percentage) x (Company Performance Factor)

Name of Executive Officer	Bonus Target (base salary * target %)	2014 Company Performance Factor	2014 Bonus
Patrick R. Gruber, Ph.D.	$250,000	100%	$250,000
Brett Lund, J.D., M.B.A	130,000	100%	130,000
Greg Roda	100,000	100%	100,000
Christopher Ryan, Ph.D.	134,000	100%	134,000
Mike Willis	123,500	100%	123,500

In order to conserve cash for 2015 and further align the interests of our executive officers with those of our stockholders, the Compensation Committee determined that the 2014 bonus payments will be made in shares of the Company’s common stock, with the number of shares to be issued to each executive to be based on the closing price of the common stock on the business day immediately prior to such payment. The 2014 bonus payments will be made in 2015 and are contingent on the availability of shares to satisfy payment.

In addition to the annual bonus, the employment agreements provide that additional bonus amounts may be paid, at the discretion of our Board, to reflect each executive’s contributions to the accomplishment of our long-range business goals, the success of the corporate strategies in which the executive participates and the unique services that the executive provides in connection with increasing stockholder value.  No discretionary amounts were paid under these provisions in 2014.

Equity-based Awards

We provide equity-based awards to our executives as a component of competitive target total pay, and as a vehicle for enhancing ownership by our executives to better align their interests with the interests of our stockholders and to foster a culture of ownership.  We typically make an initial equity award of stock options to new employees and periodic grants at other times, as approved by the Compensation Committee.  Generally our Compensation Committee recommends, and our Board approves, equity awards during its first formal meeting of the fiscal year, which generally occurs in March.  Grants of restricted stock typically vest over three years.  Grants of options have an exercise price that is at least equal to the fair market value of our common stock on the date of grant, as determined by our Board.  For options granted to our named executive officers in 2010 and earlier, vesting commenced upon the executive officer’s respective date of hire, and continues over four years, subject to the executives’ continued employment with the Company. For the options granted to our named executive officers in 2011 and after, vesting generally commenced upon the date of grant, and continues over three years, subject to the executives’ continued employment with the Company.

The employment agreements with Dr. Ryan and Mr. Lund provide for annual minimum equity incentive awards with the following fair market values on the date of grant:

Name of Executive Officer	Annual Minimum Equity Incentive Award
Brett Lund, J.D., M.B.A	$65,000
Christopher Ryan, Ph.D.	200,000

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

Name	Option Awards (#)	Stock Awards (#)	Total Fair Market Value ($)
Patrick R. Gruber, Ph.D.	228,495	145,548	425,000
Brett Lund, J.D., M.B.A	34,947	22,261	65,000
Greg Roda	26,882	17,124	50,000
Christopher Ryan, Ph.D.	204,302	130,137	380,000

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

In May 2014, Drs. Gruber and Ryan and Messrs. Lund , Roda, and Willis were granted aggregate annual equity incentive awards, based in part on the performance of the Company during the year ended December 31, 2013, and in accordance with the terms of their employment agreements.  The following table sets forth the number of equity awards granted on March 12, 2014 and the total fair market values on that date for each executive.

Name	Stock Awards (#)	Total Fair Market Value ($)
Patrick R. Gruber, Ph.D.	54,945	50,000
Brett Lund, J.D., M.B.A	28,571	26,000
Greg Roda	8,595	7,821
Christopher Ryan, Ph.D.	29,451	26,000
Mike Willis	27,473	25,000

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

Severance/Termination-Based Compensation

Our Compensation Committee provides our executives with termination protection when it determines that such protection is necessary to attract or retain an executive.  Each executive officer is entitled to receive severance payments and benefits in the event that they are terminated without cause or resign for good reason, pursuant to the terms of their respective employment agreements.  The employment agreements also provide payments to these named executive officers in the event of a change of control and the employment agreements of Drs. Gruber and Ryan and Messrs. Lund and Willis provide for certain benefits in the event that an executive is terminated upon or within 90 days following a change of control.

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

2014 Summary Compensation Table

The following table summarizes the compensation earned by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers during the year ended December 31, 2014.  In this Compensation Discussion and Analysis, we refer to these officers as our named executive officers.

Name and Principal position	Year	Salary ($) (1)		Bonus ($) (2)(10)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4) (10)	All Other Compensation ($)		Total ($)
Patrick R. Gruber, Ph.D.	2014	500,000		250,000	262,500	212,500		34,551	(5)	1,259,551
Chief Executive Officer, Director	2013	500,000		-	411,924	50,256	50,000	40,169	(5)	1,052,349
	2012	500,000		-	425,003	270,606	2,500,000	38,243	(5)	3,733,852

Brett Lund, J.D., M.B.A	2014	325,000		130,000	58,500	32,500		-		546,000
Chief Legal Officer, General	2013	325,000		-	288,346	35,179	26,000	27,726	(6)	702,251
Counsel and Secretary	2012	319,519		-	297,497	238,465	-	12,250	(6)	867,731

Greg Roda	2014	305,000		100,000	32,821	25,000		-		462,821
Chief Commercial Officer	2013	90,327		-	-	117,950	7,821	-		216,098

Christopher Ryan, Ph.D.	2014	335,000		134,000	216,800	190,000		-		875,800
President, Chief Operating Officer	2013	335,000		-	431,596	35,179	26,800	-		828,575
and Chief Technology Officer	2012	334,808		-	297,497	189,424	-	42,749	(7)	864,478

Mike Willis	2014	354,792	(8)	123,500	83,401	80,800		36,474	(9)	678,967
Chief Financial Officer & EVP	2013	151,769		-	-	-	24,640	29,350	(9)	205,759
of Corporate Development & Strategy

(1)	For information regarding the annual salary rate of our named executive officers, see “Employment Arrangements” below.
(2)

The 2012 bonus amounts were waived by our named executive officers.  The “Bonus” column represents bonuses earned on the basis of performance relative to target bonus metrics.  See “Compensation Discussion and Analysis” above for a discussion of how the bonus program worked in operation.  See also “Grants of Plan-Based Awards in Fiscal Year 2013” under the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” for the target amounts named executive officers were eligible to earn in 2013.  Our Board retained discretion to approve payments in excess of the target. There were no cash bonuses awarded for 2013 or 2014 and all amounts were distributed in Stock Awards and Option Awards.

(3)

The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of awards granted during each respective year for each named executive officer, in accordance with FASB ASC Topic 718.  The assumptions used by us with respect to the valuation of option awards are set forth in Note 11 to our consolidated financial statements.

(4)

A total of $3,000,000 in non-equity payments were made to Dr. Gruber in 2011 and 2012 in consideration for his December 2011Amendment Agreement (see the section entitled “Employment Arrangements — Patrick Gruber Ph.D.” below).  The Amendment Agreement provided for $1,500,000 which was paid in three equal payments of $500,000 each in December 2011, March 2012 and June 2012.  One payment was made in December 2011.  The other two $500,000 payments are reflected in the 2012 amount.  The Amendment Agreement also provided for one payment of $1,500,000 due upon consummation of a debt offering or equity offering, or combination thereof, in an aggregate amount of $50,000,000.  Upon closing of the Company’s concurrent equity and convertible debt offerings with aggregate proceeds of $106,875,000 on July 5, 2012, this term was determined to have been met by the Board and Dr. Gruber received a payment of $1,500,000 in July 2012.

(5)

For 2014, represents $21,600 for payments to maintain a corporate apartment, $12,951 for gross up tax assistance provided to Dr. Gruber. For 2013, represents $27,180 for payments to maintain a corporate apartment, $12,989 for gross up tax assistance provided to Dr. Gruber.  For 2012, represents $24,150 for payments to maintain a corporate apartment, $10,890 for gross up tax assistance provided and $3,203 in other benefits provided to Dr. Gruber.

(6)	For 2013, represents payments to maintain a corporate apartment. For 2012, represents $12,250 for Company match on 401(k) plan.
(7)	For 2012, represents $12,250 for Company match on 401(k) plan, $21,020 for health benefits and $9,479 in gross up tax benefits.
(8)

In April 2014, Mr. Willis entered into a new offer letter agreement which provided for an increase in annual base salary which was retroactive to September 2013, when Mr. Willis was appointed to serve as Interim Chief Financial Officer. As a result, Mr. Willis was paid $46,792 in April 2014 for services provided as Interim Chief Financial Officer during the last four months of 2013.

(9)

For 2014, represents $22,200 for payments to maintain a corporate apartment and $14,274 for gross up tax assistance provided to Mr. Willis. For 2013, represents $21,011 for payments to maintain a corporate apartment and $8,339 for gross up tax assistance provided to Mr. Willis.

(10)

For 2014 and 2015, in order to conserve cash for and further align the interests of our executive officers with those of our stockholders, the Compensation Committee determined that the 2013 and 2014 bonus payments would be made in shares of the Company’s common stock, with the number of shares issued to each executive to be based on the closing price of the common stock on the business day immediately prior to such payment. The 2013 bonus payments were paid in 2014. The 2014 bonus payments will be made in 2015, and are contingent on the availability of shares to satisfy payment.

Grants of Plan-Based Awards in 2014 Table

All options granted to our named executive officers are non-statutory stock options.  The exercise price per share of each option granted to our named executive officers was equal to the closing price of our common stock on the NASDAQ Global Market on the date of the grant.  We also make grants of restricted shares of our common stock.

The following table shows information regarding grants of equity awards to our named executive officers during the year ended December 31, 2014.

Name of Executive Officer	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards ($) (1)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards ($) (2)	All Other Stock Awards; Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($)
Patrick R. Gruber, Ph.D.	3/12/2014		228,849	$1.46	212,500
	3/12/2014					145,548	212,500
	3/12/2014					34,247	50,000
	5/28/2014					54,945	51,648
	3/23/2015	250,000

Brett Lund, J.D., M.B.A	3/12/2014		29,750	$1.46	32,500
	3/12/2014					22,261	32,500
	3/12/2014					17,808	26,000
	5/28/2014					28,571	26,000
	3/23/2015	130,000
Greg Roda	3/12/2014		26,924	$1.46	25,000
	3/12/2014					17,124	25,000
	3/12/2014					5,357	7,821
	5/28/2014					8,595	7,821
	3/23/2015	100,000

Christopher Ryan, Ph.D.	3/12/2014		204,618	$1.46	190,000
	3/12/2014					130,137	190,000
	3/12/2014					18,356	26,800
	5/28/2014					29,451	26,800
	3/23/2015	134,000
Mike Willis	4/8/2014		60,000	$1.18	55,800
	4/8/2014		26,822	$1.18	25,000
	5/28/2014					27,077	24,640
	5/28/2014					27,473	25,000
	5/28/2014					64,176	58,400

3/23/2015	123,500

(1)	This column shows the awards for fiscal year 2014 to our named executive officers under the 2014 incentive bonus program, which amounts will be paid in shares of the Company’s common stock.
(2)

The amounts set forth in the “Grant Date Fair Value of Option Awards” column reflect the aggregate grant date fair value of awards determined in accordance with FASB ASC Topic 718.  The assumptions used in determining such amounts are described in Note 11 to our consolidated financial statements included in this Report.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table shows the grants of stock options to our named executive officers that were outstanding on December 31, 2014, the last day of our fiscal year.

				Option Awards				Stock Awards
Name	Grant Date	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Yet Vested ($) (6)
Patrick R. Gruber, Ph.D.	5/2/2007	5/2/2007	(1)	353,183	-	0.46	5/2/2017	-	-
	7/1/2008	12/21/2012	(7)	323,959	-	1.16	7/1/2018	-	-
	11/16/2009	12/21/2012	(7)	242,790	-	2.70	11/16/2019	-	-
	6/3/2010	12/21/2012	(7)	105,000	-	10.07	6/3/2020	-	-
	3/23/2011	3/23/2011	(2)	121,335	-	17.53	3/23/2021	-	-
	3/14/2012	3/14/2012	(2)	40,139	2,361	9.41	3/14/2022	-	-
	3/15/2013	3/15/2013	(2)	25,972	16,528	1.89	3/15/2023	-	-
	3/12/2014	3/12/2014	(4)	63,521	164,974	1.46	3/21/2024
	3/14/2012	3/14/2012	(4)					2,509	803
	3/15/2013	3/15/2013	(4)					84,761	27,124
	3/12/2014	3/12/2014	(4)					105,086	33,628

Christopher Ryan, Ph.D.	11/16/2009	6/15/2009	(3)	175,000	-	2.70	11/16/2019	-	-
	6/3/2010	6/15/2009	(3)	44,000	-	10.07	6/3/2020	-	-
	3/14/2012	3/14/2012	(2)	28,097	1,658	9.41	3/14/2022	-	-
	3/15/2013	3/15/2013	(2)	18,181	11,569	1.89	3/15/2023	-	-
	3/12/2014	3/12/2014	(4)	56,795	147,507	1.46	3/12/2024
	3/23/2011	3/23/2011	(4)					-	-
	3/14/2012	3/14/2012	(4)					1,756	562
	3/15/2013	3/15/2013	(4)					59,332	18,986
	7/18/2013	7/18/2013	(4)					37,501	12,000
	3/12/2014	3/12/2014	(4)					93,959	30,067

Brett Lund, J.D., M.B.A	11/16/2009	12/17/2007	(3)	31,000	-	2.70	11/16/2019	-	-
	6/3/2010	12/17/2007	(3)	68,500	-	10.07	6/3/2020	-	-
	3/14/2012			21,492	-	9.41	3/14/2022	-	-
	3/14/2012	3/14/2012	(2)	15,347	903	9.41	3/14/2022	-	-
	3/15/2013	3/15/2013	(2)	18,181	11,569	1.89	3/15/2023	-	-
	3/12/2014	3/12/2014	(4)	9,715	25,232	1.46	3/12/2024
	3/23/2011	3/23/2011	(4)					-	-
	3/14/2012	3/14/2012	(4)					959	307
	3/15/2013	3/15/2013	(4)					59,332	18,986
	3/12/2014	3/12/2014	(4)					16,073	5,143

Mike Willis	12/28/2012	12/28/2012	(8)	69,444	30,556	1.55	12/28/2022	-	-
	4/08/2014	4/08/2014	(4)	26,672	33,328	1.18	4/08/2024
	4/08/2014	4/08/2014	(4)	7,469	19,413	1.18	4/08/2024
	5/28/2014	5/28/2014	(4)					19,833	6,347
	5/28/2014	5/28/2014	(4)					35,648	11,407

Greg Roda	9/12/2013	9/12/2013	(8)	44,444	55,556	1.86	9/12/2023	-	-
	3/12/2014	3/12/2014	(4)	7,473	19,409	1.46	3/12/2024
	3/12/2014	3/12/2014	(4)					12,364	3,956

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
(6)

Amounts listed represent the aggregate market value of the unvested restricted stock awards held by the named executive officers as of December 31, 2014, based on the closing price of a share of the Company’s common stock of $0.32 on December 31, 2014.

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

Option Exercises and Stock Vested During Fiscal Year 2014

The following table provides additional information regarding the value realized by our named executive officers upon the exercise of option awards and the vesting of restricted stock awards during the year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Patrick R. Gruber, Ph.D.	-	-	179,069	143,157
Brett Lund, J.D., M.B.A	-	-	92,298	76,373
Greg Roda	-	-	12,879	10,945
Christopher Ryan, Ph.D.	-	-	151,236	119,605
Mike Willis	-	-	60,698	50,389

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

On February 16, 2015, we entered into a Second Amendment Agreement with Dr. Gruber to align Dr. Gruber’s compensation with the strategic objectives of the Company. Upon the effectiveness of the Second Amendment Agreement, for a three-month period starting on the date of the grant, Dr. Gruber will receive 25% of his base pay, which amounts to $31,250 for three months, in shares of restricted stock instead of cash. The shares of restricted stock will be priced at the closing price of the Company’s common stock on the date of the grant and will cliff vest 100% on the one-year anniversary of the date of the grant. In the event of a change of control, a termination of Dr. Gruber or a resignation by Dr. Gruber, the shares of restricted stock will accelerate on a prorated basis.

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

The following table summarizes the potential payments and benefits payable to each of our named executive officers upon (i) a termination of employment without cause or resignation for good reason and (ii) a change of control (no termination required), as well as the additional benefits available upon termination without cause or resignation for good reason upon or within 90 days after a change of control, in each case assuming that such termination and change of control, where applicable, occurred on December 31, 2014.

	Termination without cause or resignation for good reason				Change of control (no termination required)			Termination without cause or resignation for good reason upon or within 90 days after a change of control (1)
	Base salary ($)	Bonus ($)	Value of accelerated equity awards ($) (2)	Benefits ($)	Base salary ($)	Bonus ($)	Value of accelerated equity awards ($) (2)	Benefits ($)
Patrick R. Gruber, Ph.D.	1,000,000	650,833	61,554	23,153	1,000,000	500,000	97,269	23,153
Brett Lund, J.D., M.B.A	325,000	191,767	24,436	4,197	650,000	260,000	24,436	4,197
Greg Roda	152,500	102,607	3,956	11,576	152,500	61,000	3,956	11,576
Christopher Ryan, Ph.D.	335,000	213,180	61,615	11,576	670,000	268,000	61,615	11,576
Mike Willis	123,200	131,713	17,754	4,027	616,000	246,400	17,754	4,027

(1)

In the event that one of the named executive officers is terminated without cause or resigns for good reason upon or within 90 days after a change of control, he shall receive the following benefits in addition to the payments and accelerated vesting triggered by such change of control, but he will not be entitled to any other termination benefits.

(2)	Amounts calculated based on the aggregate amount by which the fair market value of our common stock exceeded the aggregate exercise price of such awards as of December 31, 2014.

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

Share Reserve

We have reserved 5,571,286 shares of common stock for issuance under the 2010 Plan plus shares of common stock from awards that had been made under the 2006 Plan that are forfeited, cancelled, settled, or become unexercisable without the issuance of shares. At December 31, 2014, there were 1,353,423 shares available for grant under the 2010 Plan. We do not expect to receive cash consideration for the granting of awards under the 2010 Plan. However, if a stock option were to be exercised, we would receive the exercise price for the shares being purchased, unless the exercise occurs pursuant to a cashless alternative that we approve.

Outstanding Award Type	Number of Shares subject to outstanding awards under the 2010 Plan as of December 31, 2014
Stock Options	2,084,295
Restricted Shares (unvested)	879,515

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

After the adoption of our 2010 Plan in February 2011, no further option grants will be made under the 2006 Plan and, to the extent outstanding awards under the 2006 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan. However, our 2006 Plan will continue to govern the terms and conditions of outstanding awards granted thereunder.  At December 31, 2014, a total of 1,612,589 shares of Gevo common stock were reserved for issuance upon the exercise of stock options outstanding under the 2006 Plan.

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

Share Reserve

We have reserved 1,285,643 shares of our common stock for issuance under our employee stock purchase plan, of which 1,150,939 shares were available for future issuance as of December 31, 2014.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of Feburary 3, 2014 by:

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

This table is based upon information supplied by our officers, directors and the Schedules 13D and 13G that have been filed with the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of February 3, 2014 through the exercise of any stock option or other right. The inclusion of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit from, such shares and we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Applicable percentages are based on 132,887,021 shares of common stock outstanding on February 3, 2014.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders & Affiliates:
WB Gevo, Ltd. (1)	22,537,983	14.5%
Hal Mintz and Sabby Management, LLC(2)	12,030,278	9.1%
Vinod Khosla and/or affiliates of Khosla Ventures(3)	11,685,495	8.6%
Total Energy Ventures International(4)	6,894,111	5.1%
Named executive officers and directors:
Patrick R. Gruber, Ph.D.(5)	1,614,769	1.2%
Christopher Ryan, Ph.D.(6)	671,078	*
Brett Lund, J.D., M.B.A.(7)	241,967	*
Mike Willis(8)	245,692	*
Greg Roda(9)	108,352	*
Shai Weiss(10)	3,560,482	2.7%
Ganesh M. Kishore, Ph.D.(11)	2,604,884	2.0%
Gary W. Mize(12)	181,068	*
Ruth I. Dreessen(13)	176,749	*
Andy Marsh	0	*

All executive officers and directors as a group (ten persons)	9,405,041	7.0%

*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)

Represents shares that would be issued to WB Gevo, Ltd. upon conversion of the Company’s 10.0% Convertible  Senior Secured Notes due 2017 (the “2017 Notes”).  On January 29, 2015, the Company commenced a conversion forbearance period in accordance with the terms of the 2017 Notes and unreserved all shares of Company common stock previously reserved for issuance upon conversion of the 2017 Notes pursuant to the terms and conditions of the indenture governing the 2017 Notes.  Although the 2017 Notes are not convertible into shares of Company common ctock during the conversion forbearance period, this period can be terminated at any time by the Company upon notice to the trustee that it has a sufficient number of authorized and unissued shares of Company common stock to permit conversion of all of the outstanding 2017 Notes . The address of WB Gevo, Ltd. is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN, 55416.

(2)

Based in part on information contained in a Schedule 13G filed with the SEC by Sabby Healthcare Master Fund, Ltd., a Cayman Island company (“Sabby Healthcare”), Sabby Volatility Warrant Master Fund, Ltd., a Cayman Island company (“Sabby Volatility”), Sabby Management, LLC, a Delaware limited liability company (“Sabby Management”) and Hal Mintz on January 30, 2015.  Sabby Healthcare and Sabby Volatility beneficially own 6,423,078 and 5,607,200 shares of

Company common stock, respectively, representing approximately 4.83% and 4.22% of the Company common stock, respectively.  Sabby Management and Hal Mintz each beneficially own 12,030,278 shares of Company common stock, representing approximately 9.05% of the Company common stock.  Sabby Management and Hal Mintz do not directly own any shares of Company common stock, but each indirectly owns 12,030,278 shares of Company common stock.  Sabby Management indirectly owns 12,030,278 shares of Company common stock because it serves as the investment manager of Sabby Healthcare and Sabby Volatility.  Mr. Mintz indirectly owns 12,030,278 shares of Company common stock in his capacity as manager of Sabby Management.  The address for Sabby Management and Mr. Mintz is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.  The address for Sabby Healthcare and Sabby Volatility is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands.

(3)

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

(4)

Includes 2,222,222 shares issuable pursuant to common stock warrants exercisable within 60 days of March 31, 2014. The address for Total Energy Ventures International is 2, place Jean Millier — La Défense 6, 92078 Paris la Défense Cedex France.

(5)	Includes 1,292,878 shares issuable pursuant to stock options exercisable within 60 days of February 3, 2015.
(6)	Includes 339,356 shares issuable pursuant to stock options exercisable within 60 days of February 3, 2015.
(7)	Includes 175,613 shares issuable pursuant to stock options exercisable within 60 days of February 3, 2015.
(8)	Includes 130,451 shares issuable pursuant to common stock warrants and stock options exercisable within

60 days of February 3, 2015.

(9)	Includes 73,782 shares issuable pursuant to common stock warrants and stock options exercisable within

60 days of February 3, 2015.

(10)	Includes 388,889 shares issuable pursuant to common stock warrants exercisable within 60 days of

February 3, 2015. Shai Weiss is a member of the board of directors of VGF I Ltd., which is the general partner of VGF Partners I, L.P., the general partner of Virgin Green Fund I, L.P. (the “Fund’) and may be held to have voting and dispositive power over the shares beneficially held by the Fund. Mr. Weiss disclaims beneficial ownership of the shares held by the Fund, except to the extent of his pecuniary interest therein.

(11)	Includes 443,169 shares issuable pursuant to common stock warrants and stock options exercisable within

60 days of February 3, 2015. Ganesh M. Kishore, Ph.D. is the Chief Executive Officer of Malaysian Life

Sciences and may be held to have voting and dispositive power over the shares beneficially held by

Malaysian Life Sciences. Dr. Kishore disclaims beneficial ownership of the shares held by Malaysian Life

Sciences, except to the extent of his pecuniary interest therein. The address for Malaysian Life Sciences is

No. 36-01, level Menara Dion, 27, Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

(12)	Includes 62,183 shares issuable pursuant to common stock warrants and stock options exercisable within

60 days of February 3, 2015.

(13)	Includes 51,355 shares issuable pursuant to common stock warrants and stock options exercisable within

60 days of February 3, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2014:

Equity Compensation Plans Approved by Stockholders	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
2010 Plan and 2006 Plan (1)	3,524,413	$3.72	3,094,413
ESPP	-	$-	1,150,939

Equity Compensation Plans not Approved by Stockholders'	-	-	-
Total	3,524,413	$3.72	4,245,35

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

Additionally, the Board has determined that each member of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgement with regard to the Company.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents the aggregate fees billed or accrued for professional services rendered by Deloitte & Touche LLP during the last two fiscal years:

Type	2014	2013
Audit Fees	$433,000	$415,000
Tax Fees	17,000	25,000
Total Fees	$450,000	$440,000

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

(a)(3) Exhibits

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1†*	Acquisition Agreement by and among Gevo Development, LLC, Agri-Energy, LLC, Agri-Energy Limited Partnership, CORN-er Stone Ethanol Management, Inc. and CORN-er Stone Farmers’ Cooperative, dated August 5, 2010.	S-1	333-168792	November 4, 2010	2.1
2.2*	Equity Purchase Agreement, by and among Gevo, Inc., CDP Gevo, LLC, Gevo Development, LLC, Michael A. Slaney and David N. Black, dated August 5, 2010.	S-1	333-168792	October 1, 2010	2.2
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.9
4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11
4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12
4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 12, 2013	4.1
4.14	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1

4.15	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2

4.16†	Indenture by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB, dated June 6, 2014 (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1

4.17	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.18	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd.	8-K	001-35073	January 30, 2015	4.1
4.19†	Exchange and Purchase Agreement by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 23, 2014	4.1

4.20	Registration Rights Agreement by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 15, 2014	4.2

4.21	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.22	2015 Common Stock Unit Series A Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
4.23	2015 Common Stock Unit Series B Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.2
10.1	Plain English Growth Capital Loan and Security Agreement, by and between Gevo Inc. and TriplePoint Capital, LLC, dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.23
10.2	First Amendment to Plain English Growth Capital Loan and Security Agreement, by and between Gevo Inc. and TriplePoint Capital, LLC, dated August 5, 2010.	8-K	001-35073	October 26, 2011	10.2
10.3	Plain English Growth Capital Loan and Security Agreement, by and between Gevo Development, LLC and TriplePoint Capital, LLC, dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.24
10.4	Joinder Agreement and First Amendment, by and among Gevo Development, LLC, Agri-Energy, LLC and TriplePoint Capital, LLC dated September 22, 2010, to the Plain English Growth Capital Loan and Security Agreement, by and between Gevo Development, LLC and TriplePoint Capital, LLC dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.25
10.5	Amended and Restated Plain English Growth Capital Loan and Security Agreement, by and between Agri-Energy, LLC and TriplePoint Capital LLC, dated October 20, 2011.	10-K	001-05073	February 28, 2012	10.6
10.6	Plain English Limited Recourse Continuing Guaranty, by Gevo Development, LLC in favor of TriplePoint Capital LC dated as of October 20, 2011.	8-K	001-35073	October 26, 2011	10.4
10.7	Amended and Restated Limited Recourse Membership Interest Pledge Agreement, by Gevo Development, LLC in favor of TriplePoint Capital LLC, dated as of October 20, 2011.	8-K	001-35073	October 26, 2011	10.4
10.8	First Amendment to Plain English Security Agreement, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.5
10.9	First Amendment to Plain English Security Agreement, by and between Agri-Energy, LLC and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.6
10.10†	Commercialization Agreement, by and between Gevo, Inc. and ICM, Inc., dated October 16, 2008.	S-1	333-168792	August 12, 2010	10.2
10.11†	Development Agreement, by and between Gevo, Inc. and ICM, Inc., dated October 16, 2008.	S-1	333-168792	November 4, 2010	10.3
10.12	Amendment No. 1, effective July 1, 2010, to the Development Agreement, by and between Gevo, Inc. and ICM, Inc., dated October 16, 2008.	S-1	333-168792	October 1, 2010	10.25

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.13†	Ethanol Purchasing and Marketing Agreement, by and between C&N Ethanol Marketing Corporation and Agri-Energy Limited Partnership, dated April 1, 2009.	S-1	333-168792	November 4, 2010	10.26
10.14	Exclusive Supply Agreement, by and among Gevo, Inc., LANXESS Inc. and LANXESS Corporation, dated January 14, 2011.	S-1	333-168792	January 19, 2011	10.32
10.15†	License Agreement, by and between Gevo, Inc. and Cargill Incorporated, effective February 19, 2009.	S-1	333-168792	August 12, 2010	10.4
10.16†	Exclusive License Agreement, by and between Gevo, Inc. and The Regents of the University of California, dated September 6, 2007, as amended.	S-1	333-168792	August 12, 2010	10.5
10.17†	License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005, as amended.	S-1	333-168792	November 4, 2010	10.6
10.18	Amendment No. 4, dated October 1, 2010, to the License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005.	S-1	333-168792	October 21, 2010	10.10
10.19†	First Amended and Restated Limited Liability Company Agreement of Gevo Development, LLC, dated August 5, 2010.	S-1	333-168792	November 4, 2010	10.8
10.20†	Isobutanol Joint Venture Agreement, by and between Gevo Development, LLC and Redfield Energy, LLC, dated June 15, 2011.	10-Q	001-35073	August 3, 2011	10.1
10.21†	Second Amended and Restated Operating Agreement of Redfield Energy, LLC, dated June 13, 2011.	10-Q	001-35073	August 3, 2011	10.2
10.22	International Off-Take and Distribution Agreement, by and between Gevo, Inc. and Sasol Chemical Industries Limited, dated July 29, 2011.	10-Q	001-35073	November 2, 2011	10.2
10.23#	2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.11
10.24#	Form of Stock Option Agreement under the 2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.13
10.25#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	June 6, 2013	10.1
10.26#	Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15
10.27#	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.21
10.28#	Form of Stock Option Award Agreement under the 2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.22
10.29#	Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7
10.30#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.31#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33
10.32#	Employment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.14
10.33#	Amendment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated December 21, 2011.	8-K	001-35073	December 27, 2011	10.1
10.34#	Second Amendment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated February 16, 2015	8-K	001-35073	February 17, 2015	10.1
10.35#	Employment Agreement, by and between Gevo, Inc. and Mark Smith, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.15
10.36#	Employment Agreement, by and between Gevo, Inc. and Christopher Ryan, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.16
10.37#	Employment Agreement, by and between Gevo, Inc. and Brett Lund, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.18
10.38#	Amendment No. 1 to Employment Agreement, by and between Gevo, Inc. and Brett Lund, dated April 5, 2012.	8-K	001-35073	April 9, 2012	10.1
10.39#	Offer Letter, by and between Gevo, Inc. and Mike Willis, dated April 10, 2014.	10-K	001-35073	April 15, 2014	10.38
10.40#	Offer Letter, by and between Gevo, Inc. and Greg Roda, effective as of September 5, 2013.	10-K	001-35073	April 15, 2014	10.39
10.41	Second Amendment to the Plain English Security Agreement, made and entered into as of June 29, 2012, by and among Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.1
10.42	Second Amendment to Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.2
10.43	First Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.3
10.44	Lease of Space between Hines REIT 345 Inverness Drive, LLC and Gevo, Inc.	10-K	001-35073	March 25, 2013	10.48
10.45	Fourth Amendment to Plain English Security Agreement, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	10.1
10.46	Second Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated December 11, 2013, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	10.2

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.47	Plain English Intellectual Property Security Agreement, dated December 11, 2013, between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	10.3

10.48†	Term Loan Agreement by and among Gevo, Inc., the Guarantor party thereto from time to time, the Lenders party thereto from time to time, and Whitebox Advisors LLC, as administrative agent for such Lenders, dated May 9, 2014.	8-K	001-35073	May 15, 2014	10.1
10.49	Consent Under and Third Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement and Omnibus Amendment to Loan Documents, by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC and TriplePoint Capital LLC, dated May 9, 2014.	8-K	001-35073	May 15, 2014	10.2

10.50	Consent and Second Amendment to Term Loan Agreement, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, the lender party thereto, and WB Gevo, Ltd., as administrative agent.	8-K	001-35073	August 1, 2014	10.1

10.51	Fourth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated July 31, 2014, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	August 1, 2014	10.2

10.52	Fifth Amendment to Plain English Security Agreement, dated July 31, 2014, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	August 1, 2014	10.3
10.53	Consent Under and Fifth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	January 30, 2015	10.1
10.54	Sixth Amendment to Plain English Security Agreement, dated January 28, 2015, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	January 30, 2015	10.2
10.55	Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Gevo Development, LLC, dated May 9, 2014.	8-K	001-35073	August 14, 2014	10.3
21.1	List of Subsidiaries.	S-1	333-168792	October 1, 2010	10.10
23.1	Consent of Deloitte & Touche LLP.					X
24.1	Power of Attorney (see the signature page to this Report).					X
31.1	Section 302 Certification of the Chief Executive Officer.					X
31.2	Section 302 Certification of the Chief Financial Officer.					X
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.					X

Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2014, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014; and (iv) Notes to the Consolidated Financial Statements.

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
Date: March 30, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2015
Patrick R. Gruber, Ph.D.
/s/ MIKE wILLIS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2015
Mike Willis
/s/ Shai Weiss	Chairman of the Board of Directors	March 30, 2015
Shai Weiss
/s/ CARLOS A. CABRERA	Director	March 30, 2015
Carlos A. Cabrera
/s/ RUTH I. DREESSEN	Director	March 30, 2015
Ruth Dreessen
/s/ SAMIR KAUL	Director	March 30, 2015
Samir Kaul
/s/ Ganesh M. Kishore	Director	March 30, 2015
Ganesh M. Kishore, Ph.D.
/s/ Stacy J. Smith	Director	March 30, 2015
Stacy J. Smith
/s/ GARY W. MIZE	Director	March 30, 2015
Gary W. Mize
/s/ bruce A. Smith	Director	March 30, 2015
Bruce A. Smith