Form 10-K/A
period 2014-12-31
Gevo, Inc.
filed 2015-04-02
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Gevo, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015 (the “Original Filing”). Very shortly after filing the Original Filing, we learned that the date of the Report of the Company’s Independent Registered Public Accounting Firm, as well as the Consent of the Company’s Independent Registered Public Accounting Firm, was mistakenly changed in the electronic filing process from March 27, 2015 to March 30, 2015. In addition, we learned that the signature page to the Original Filing had not been properly updated to reflect the current officers and directors of the Company. This Form 10-K/A corrects these errors. In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Form 10-K/A does not attempt to modify or update the disclosures in any other items set forth in the Original Filing, and speaks as of the date of the Original Filing, unless otherwise noted. The Original Filing sets forth the annual disclosures that are unaffected by the items contained in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

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

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 27, 2015

Item 15.

Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (see the signature page to this Report).
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2015
Patrick R. Gruber, Ph.D.
/s/ MIKE wILLIS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2015
Mike Willis
/s/ Shai Weiss	Chairman of the Board of Directors	March 30, 2015
Shai Weiss
/s/ RUTH I. DREESSEN	Director	March 30, 2015
Ruth Dreessen
/s/ Ganesh M. Kishore	Director	March 30, 2015
Ganesh M. Kishore, Ph.D.
/s/ GARY W. MIZE	Director	March 30, 2015
Gary W. Mize
/s/ ANDY MARSH	Director	March 30, 2015
Andy Marsh

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Gevo, Inc.
By:	/s/ Mike Willis
Mike Willis Chief Financial Officer
Date: April 1, 2015