Form 10-Q
period 2015-03-31
Gevo, Inc.
filed 2015-05-13
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, 9,756,609 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED mARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$4,353	$6,359
Accounts receivable	2,148	2,361
Inventories	4,499	4,292
Prepaid expenses and other current assets	553	732
Total current assets	11,553	13,744

Property, plant and equipment, net	79,597	81,240
Debt issue costs, net	453	530
Restricted deposits	2,611	2,611
Deposits and other assets	803	803
Total assets	$95,017	$98,928

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$7,445	$8,588
Current portion of secured debt, net of $27 and $31 discount at March 31, 2015 and December 31, 2014, respectively	298	288
Derivative warrant liability	5,899	3,114
Other current liabilities	60	35
Total current liabilities	13,702	12,025
Long-term portion of secured debt, net of $13 and $18 discount at March 31, 2015 and December 31, 2014, respectively	407	485
2017 Notes recorded at fair value	21,695	25,460
2022 Notes, net	13,465	13,679
Other long-term liabilities	305	315
Total liabilities	49,574	51,964

Commitments and Contingencies (see note 12)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 9,751,570 and 6,641,870 shares issued and outstanding March 31, 2015 and December 31, 2014, respectively	98	66
Additional paid-in capital	355,986	350,196
Deficit accumulated	(310,641)	(303,298)
Total stockholders' equity	45,443	46,964
Total liabilities and stockholders' equity	$95,017	$98,928

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,098	$-
Hydrocarbon revenue	517	630
Grant and other revenue	284	273
Total revenues	5,899	903
Cost of goods sold	9,234	4,680
Gross loss	(3,335)	(3,777)

Operating expenses
Research and development	1,722	4,105
Selling, general and administrative	4,479	5,040
Total operating expenses	6,201	9,145

Loss from operations	(9,536)	(12,922)

Other (expense) income
Interest expense	(2,035)	(1,601)
Gain on conversion of debt	285	-
Gain from change in fair value of embedded derivative of the 2022 Notes	-	1,264
Gain from change in fair value of the 2017 Notes	3,765	-
Gain from change in fair value of derivative warrant liability	167	1,278
Other income	11	9
Total other income (expense)	2,193	950

Net loss	(7,343)	(11,972)

Net loss per share - basic and diluted	$(0.88)	$(2.65)
Weighted-average number of common shares outstanding - basic and diluted	8,312,398	4,517,381

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Operating Activities
Net loss	$(7,343)	$(11,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of derivative warrant liability	(167)	(1,278)
Gain from change in fair value of embedded derivative of 2022 Notes	-	(1,264)
Gain from change in fair value of 2017 Notes	(3,765)	-
Gain on conversion of debt	(285)	-
Non-cash stock-based compensation	402	865
Depreciation and amortization	1,662	826
Non-cash interest expense	845	777
Other non-cash expenses	25	-
Changes in operating assets and liabilities:
Accounts receivable	214	(306)
Inventories	(207)	(142)
Prepaid expenses and other current assets	178	35
Deposits and other assets	-	(31)
Accounts payable, accrued expenses, and long-term liabilities	(1,048)	(496)
Net cash used in operating activities	(9,489)	(12,986)

Investing Activities
Acquisitions of property, plant and equipment	(126)	(2,869)
Net cash used in investing activities	(126)	(2,869)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Financing Activities
Payments on secured debt	(51)	(250)
Debt and equity offering costs	(1,165)	(100)
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	-	2
Proceeds from issuance of common stock and common stock units	6,650	-
Proceeds from the exercise of warrants	2,175	-
Net cash provided by (used in) financing activities	7,609	(348)

Net decrease in cash and cash equivalents	(2,006)	(16,203)

Cash and cash equivalents
Beginning of period	6,359	24,625
Ending of period	$4,353	$8,422

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing	Three Months Ended March 31,
and financing transactions	2015	2014
Cash paid for interest, net of interest capitalized	$1,150	$198
Accrued offering costs	$-	$130
Non-cash purchase of property, plant and equipment	$-	$129
Conversion of convertible debt to common stock	$2,000	$-
Series A Warrant issuance	$1,437
Series B Warrant issuance	$2,528	$-

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005. Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012. In September 2012, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, the Company modified the Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, the Company resumed the limited production of isobutanol, operating one fermenter and one Gevo Integrated Fermentation Technology® (“GIFT®”) separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, the Company expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify its results with a second configuration of equipment. In October 2013, the Company began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and further modify the Agri-Energy Facility which it believes will enable the simultaneous production of isobutanol and ethanol. In July 2014, the Company began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production.   In line with the Company’s strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow the Company to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of potentially favorable ethanol contribution margins. Also with a view to maximizing site cash flows, over certain periods of time, the Company may and has operated the plant for the sole production of ethanol across all four fermenters.

As of March 31, 2015, the Company continues to conduct research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility and raising capital. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities, obtaining adequate financing to build out further isobutanol production capacity, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Financial Condition. For the three months ended March 31, 2015, the Company incurred a consolidated net loss of $7.3 million and had an accumulated deficit of $310.6 million. The Company’s cash and cash equivalents at March 31, 2015 totaled $4.4 million which is primarily being used for the following: (i) operating activities of the Agri-Energy Facility; (ii) operating activities at its corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with its Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between British Petroleum (“BP”), E.I. du Pont de Nemours and Company (“DuPont”), and DuPont and BP Biofuels North America LLC; and (vi) debt service obligations. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on the Company’s operating plan, existing working capital at March 31, 2015 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern at March 31, 2015. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Despite the Company’s continued success in meeting isobutanol fermentation targets, producing isobutanol and ethanol simultaneously, and its progress toward achieving breakeven earnings before interest, taxes, depreciation and amortization (EBITDA) at the Agri-Energy Facility, the Company continues to face significant expenses related to its ongoing litigation with Butamax.  While the United States District Court for the District of Delaware (“Delaware District Court”) has temporarily stayed the litigation with Butamax involving certain patents, trials related to other patents were recently scheduled for August 2015 and April 2016 and the Company expects to incur significant costs preparing for and participating in these upcoming trials. The Company continues to believe that the Butamax complaints are without merit.  However, if it is unable to raise the significant funds that will be required for it to continue to defend its freedom to operate, the Company could be forced to change its business strategy which may include one or more of the following:  (i) terminating the research and development, manufacture, sale and use of products that include the subject intellectual property; (ii) conducting research and development and manufacturing any products that include the subject intellectual property outside of the United States; (iii) shifting its focus to the production of ethanol and/or the development of hydrocarbon products, including those that can be produced from ethanol; or (iv) pursuing strategic alternatives, including the monetization of some or all of the Company’s assets, in order to maximize stockholder value.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2015 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended (the “Annual Report”).

On April 15, 2015, the Board of Directors of the Company approved a reverse split of the Company’s common stock, par value $0.01, at a ratio of one-for-fifteen.   This reverse stock split became effective on April 20, 2015 and, unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014‑09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of adopting ASU 2014‑09.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In April 2015, the FASB issued authoritative guidance intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liabilities, consistent with the presentation of debt discounts. This will result in the elimination of debt issuance costs as an asset and will reduce the carrying value of our debt liabilities. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance.

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2015 and 2014 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	Three Months Ended March 31,
	2015	2014
Warrants to purchase common stock	6,212,344	1,504,250
2017 Notes	1,502,532	-
2022 Notes	291,612	315,034
Outstanding options to purchase common stock	223,607	249,410
Unvested restricted common stock	48,683	67,299
Total	8,278,778	2,135,993

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	March 31,	December 31,
	2015	2014
Raw materials
Corn	$1,446	$1,369
Enzymes and other inputs	160	344
Finished goods	882	525
Work in process	603	610
Spare parts	1,408	1,444

Total inventories	$4,499	$4,292

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful	March 31,	December 31,
	Life	2015	2014
Construction in progress	-	$440	$440
Plant machinery and equipment	10 years	13,376	13,367
Site improvements	10 years	7,016	7,015
Retrofit asset	20 years	65,601	65,601
Lab equipment, furniture and fixtures and vehicles	5 years	6,394	6,385
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,490	1,490
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,144	2,144
Total property, plant and equipment		102,601	102,582
Less accumulated depreciation and amortization		(23,004)	(21,342)

Property, plant and equipment, net		$79,597	$81,240

  Included in cost of goods sold is depreciation of $1.5 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively.

5. Embedded Derivatives

Convertible 2022 Notes

In July 2012, the Company issued 7.5% convertible senior notes due 2022 (the “2022 Notes” and, together with the 2017 notes, the “Convertible Notes”) which contain the following embedded derivatives: (i) rights to convert into shares of the Company’s common stock, including upon a Fundamental Change (as defined in the indenture governing the 2022 Notes (the “Indenture”)); and (ii) a Coupon Make-Whole Payment (as defined in the Indenture) in the event of a conversion by the holders of the 2022 Notes prior to July 1, 2017. Embedded derivatives are separated from the host contract, the 2022 Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivatives within the 2022 Notes meet these criteria and, as such, must be valued separate and apart from the 2022 Notes as one embedded derivative and recorded at fair value each reporting period.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the inputs to the lattice model that were used to value the embedded derivative.

	March 31,	December 31,
	2015	2014
Stock price	$3.00	$4.80
Conversion Rate	11.7113	11.7113
Conversion Price	$85.39	$85.39
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	1.73%	2.00%
Estimated stock volatility	101%	87%
Estimated credit spread	32%	20%

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

	March 31	December 31,
	2015	2014
Fair value of Convertible Notes:
With the embedded derivatives	$15,214	$19,449
Without the embedded derivatives	15,214	19,449
Estimated fair value of the embedded derivatives	$-	$-

Derivative Warrant Liability

In December 2013, the Company sold 1,420,250 shares of the Company’s common stock and warrants to purchase an additional 1,420,250 shares of the Company’s common stock (the “2013 Warrants”). The agreement governing the 2013 Warrants includes the following terms:

●

the 2013 Warrants have an exercise price of $15.30 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2013 Warrants;

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

●

the exercise price and the number and type of securities purchasable upon exercise of 2013 Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

●

in the event of an extraordinary transaction (as defined in the agreement governing the 2013 Warrants), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the 2013 Warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the 2013 Warrants.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In August 2014, the Company sold 2,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock (the “2014 Warrants”). The agreement governing the 2014 Warrants includes the following terms:

●

the 2014 Warrants have an exercise price of $9.60 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2014 Warrants;

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

●

the exercise price and the number and type of securities purchasable upon exercise of the 2014 Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

●

in the event of an extraordinary transaction (as defined in the agreement governing the 2014 Warrants), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the 2014 Warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the 2014 Warrants.

In February 2015, the Company sold 2,216,667 shares of the Company’s common stock, Series A warrants to purchase an additional 2,216,667 shares of the Company’s common stock (the “2015 Series A Warrants”), and Series B warrant to purchase an additional 2,216,667 shares of the Company’s common stock (the “2015 Series B Warrants”, and together with the 2015 Series A Warrants, the “2015 Warrants”).

The agreement governing the 2015 Series A Warrants includes the following terms:

●

the 2015 Series A Warrants have an exercise price of $4.05 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2015 Series A Warrants;

●	the 2015 Series A Warrants have an expiration date of February 3, 2020;
●

a holder of the 2015 Series A Warrants may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the 2015 Series A Warrants through a cash exercise;

●

the exercise price and the number and type of securities purchasable upon exercise of the 2015 Series A Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

●

in the event of an extraordinary transaction (as defined in the agreement governing the 2015 Series A Warrants), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the 2015 Series A Warrants holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the 2015 Series A Warrants.

The agreement governing the 2015 Series B Warrants includes the following terms:

●

the 2015 Series B Warrants have an exercise price of $3.00 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2015 Series A Warrants;
●	the 2015 Series B Warrants have an expiration date of August 3, 2015;
●

if, commencing on the 30th day after the 2015 Series B Warrants are issued and continuing through the expiration date of the 2015 Series B Warrants, the adjusted market price (as defined in the 2015 Series B Warrants agreement) of a share of the Company’s common stock is less than $3.00 (as adjusted for stock splits, stock dividends, recapitalization and other similar events), then the holders of the 2015 Series B Warrants may exercise the 2015 Series B Warrants in a cashless exercise. This cashless exercise provision would, subject to certain limitations set forth in the warrant agreement, permit such 2015 Series B Warrants holder to obtain a number of shares of the Company’s common stock equal to 100% of (i) the aggregate dollar amount of 2015 Series B Warrants being exercised divided by the market price less (ii) the number of shares into which such 2015 Series B Warrants would then be exercised on a cash basis;

●

a holder of the 2015 Series B Warrants may also exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only otherwise exercise the 2015 Series B Warrants through a cash exercise (except as otherwise described above);

●

the exercise price and the number and type of securities purchasable upon exercise of the 2015 Series B Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

●

in the event of an extraordinary transaction (as defined in the agreement governing the 2015 Series B Warrants), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the 2015 Series B Warrants holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the 2015 Series B Warrants.

Based on these terms, the Company has determined that the 2013 Warrants, the 2014 Warrants, and the 2015 Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $5.9 million and $3.1 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of the 2015 Warrants as of February 3, 2015, the issuance date, was $4.0 million and was recorded as a derivative warrant liability and a reduction of additional paid-in capital on the consolidated balance sheets. The decrease in the estimated fair value of the Warrants represents an unrealized gain which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations.

During the three months ended March 31, 2015, Series B Warrants were exercised for 725,226 shares of common stock and total proceeds of $2,175,679.

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	March 31,	December 31,
	2015	2014
Accounts payable — trade	$1,765	$2,639
Accrued legal-related fees	3,099	2,944
Accrued employee compensation	725	801
Other accrued liabilities	1,856	2,204
Total accounts payable and accrued liabilities	7,445	8,588

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

7. Senior Secured Debt, Secured Debt and Convertible Notes

Senior Secured Debt

In May 2014, the Company entered into a term loan agreement (the “Loan Agreement”) with the lenders party thereto from time to time (each, a “Lender” and collectively, the “Lenders”) and Whitebox Advisors, LLC, as administrative agent for the Lenders (“Whitebox”), with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more senior secured term loans to the Company in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement (collectively, the “Term Loan”). The first advance of the Term Loan in the amount of $22.8 million (the “First Advance”), net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was made to the Company in May 2014. Also in May 2014, the Company and its subsidiaries entered into an Exchange and Purchase Agreement (the “Exchange and Purchase Agreement”) with WB Gevo, Ltd. and the other Lenders party thereto from time to time and Whitebox, in its capacity as administrative agent for the Lenders. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were given the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for the Company’s newly created 2017 Notes), which are convertible into shares of the Company’s common stock. While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share or 0.0576 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable 5% in cash and under certain circumstances 5% in kind and capitalized and added to the principal amount of the 2017 Notes. While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of March 31, 2015, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

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

The holders of the 2017 Notes may, at any time until the close of business on the business day immediately preceding the maturity date, convert the principal amount of the 2017 Notes, or any portion of such principal amount which is at least $1,000, into shares of the Company’s common stock. Upon conversion of the 2017 Notes, the Company will deliver shares of common stock at a conversion rate of 0.0576 shares of common stock per $1.00 principal amount of the 2017 Notes (equivalent to a conversion price of approximately $17.38 per share of common stock). Such conversion rate is subject to adjustment in certain circumstances, including in the event that there is a dividend or distribution paid on shares of the common stock or a subdivision, combination or reclassification of the common stock. The Company also has the right to increase the conversion rate (i) by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest or (ii) to avoid or diminish any income tax to holders of shares of common stock or rights to purchase shares of common stock in connection with any dividend or distribution. In addition, subject to certain conditions described herein, each holder who exercises its option to voluntarily convert its 2017 Notes will receive a make-whole payment in an amount equal to any unpaid interest that would otherwise have been payable on such 2017 Notes through the maturity date (a “Voluntary Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Voluntary Conversion Make-Whole Payments either in cash or in shares of common stock, at its election.

The Company has the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of its common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable conversion price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

If a fundamental change of the Company occurs, the holders of 2017 Notes may require the Company to repurchase all or a portion of the 2017 Notes at a cash repurchase price equal to 100% of the principal amount of such 2017 Notes, plus accrued and unpaid interest, if any, through, but excluding, the repurchase date, plus a cash make-whole payment for the repurchased 2017 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such convertible 2017 Notes through the maturity date. A fundamental change includes, among other things, the Company’s common stock ceasing to be listed on a national securities exchange.

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

In connection with the transactions described above, the Company also entered into a Registration Rights Agreement, dated May 9, 2014 (the “Registration Rights Agreement”), pursuant to which the Company filed a registration statement on Form S-3 registering the resale of 1.2 million shares of the Company’s common stock which are issuable under the 2017 Notes. This registration statement was declared effective on July 25, 2014. The Company expects to file additional registration statements on Form S-3 or to amend filings in order to register additional shares of common stock of the Company for sale or resale, as necessary in connection with the 2017 Notes.

The Company has elected the fair value option for accounting of the Term Loan and 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at March 31, 2015 of $26.1 million has been recorded at its estimated fair value of $21.7 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at March 31, 2015. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $4.4 million has been recognized in subsequent periods in connection with the election of the fair value option. Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain from change in fair value of 2017 Notes in the consolidated statement of operations. The fair value of the 2017 Notes at the issuance date were equal to the net proceeds from the loan. During the three months ended March 31, 2015, the Company incurred cash interest expense of $0.5 million and non-cash paid-in-kind interest expense of $0.2 million, which has been capitalized and included in the principal amount of 2017 Notes as of March 31, 2015.

The following table sets forth the inputs to the lattice model that were used to value the Term Loan and 2017 Notes for which the fair value option was elected.

	March 31,	December 31,
	2015	2014
Stock price	$3.00	$4.80
Conversion Rate	57.6	57.6
Conversion Price	$17.38	$17.38
Maturity date	March 15, 2017	March 15, 2017
Risk-free interest rate	0.55%	0.80%
Estimated stock volatility	101.0%	85.0%
Estimated credit spread	25.0%	15.0%

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth information pertaining to the Term Loan and 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of Term Loans	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2013	$-	$-	$-	$-
Issuance of Term Loan	25,907	-	-	25,907
Exchange of Term Loan for 2017 Notes	(25,907)	25,907	-	-
Non-cash paid-in-kind interest expense	-	201	-	201
Gain from change in fair value of debt	-	-	(648)	(648)
Balance - December 31, 2014	$-	$26,108	$(648)	$25,460

Gain from change in fair value of debt	-	-	(3,765)	(3,765)
Balance - March 31, 2015	$-	$26,108	$(4,413)	$21,695

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the Term Loan and 2017 Notes. For example, the estimated fair value will generally decrease with; (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the three months ended March 31, 2015, represents an unrealized gain which has been recorded as gain from change in fair value of 2017 Notes in the consolidated statements of operations.

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	March 31,	December 31,
	2015	2014
Secured debt
TriplePoint - May 2014 Advance	$745	$822
Total secured debt	$745	$822
Less:
Unamortized debt discounts	(40)	(49)
	$705	$773
Less current portion of debt	(298)	(288)
Long-term portion of debt	$407	$485

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

December 2013 Amendments. In December 2013, Gevo, Inc. entered into additional amendments to certain of its existing agreements with TriplePoint to, among other things:

●	permit the issuance of warrants associated with the Company’s December 2013 offering of common stock units;
●	waive any prepayment premium (but not any end-of-term payment) with respect to the Original Agri-Energy Loan Agreement and the Amended Agri-Energy Loan Agreement;
●	expand the events of default to add as an event of default the repurchase of the warrants;
●	grant TriplePoint a lien and security interest in all of the intellectual property of the Company;
●

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of March 31, 2015 are exercisable in the aggregate for 25,894 shares of the Company’s common stock, to reflect an exercise price equal to $17.70 per share; and

●

during the period beginning January 2015, and continuing through and including the final monthly installment due under the Amended Agri-Energy Loan Agreement, adjust the monthly payment due and payable to 50% of the fully amortizing amount of principal and interest otherwise due and payable for such month, applied first to outstanding accrued interest and then to principal, with the remaining 50% portion of such required payments of principal and interest for such month accruing and made due and payable at the time of the final monthly installment.

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

As part of the 2014 Amendment, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint. At March 31, 2015, the amended loan agreement had a principal balance of $0.7 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of March 31, 2015, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

On July 31, 2014, the Company entered into amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of warrants and the incurrence of indebtedness by the Company under such warrants.

On January 28, 2015, the Company entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Principal Amount of 2022 Notes	Debt Discount	Total
Balance - December 31, 2013	$3,470	$26,900	$(15,869)	$14,501
Amortization of debt discount	-	-	2,648	2,648
Gain from change in fair value of embedded derivatives	(3,470)	-	-	(3,470)
Balance - December 31, 2014	$-	$26,900	$(13,221)	$13,679
Amortization of debt discount	-	-	785	785
Conversion		(2,000)	1,001	(999)
Balance - March 31, 2015	$-	$24,900	$(11,435)	$13,465

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three months ended March 31, 2015, the Company recorded $0.8 million of expense related to the amortization of debt discounts and issue costs and $1.0 million of expense related to the conversion of debt and recorded $0.5 million of interest expense related to the 2022 Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

The 2022 Notes are convertible at conversion rate of 11.7113 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, subject to adjustment in certain circumstances as described in the Indenture. This is equivalent to a conversion price of approximately $85.39 per share of common stock. Holders may convert the 2022 Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. During the three months ended March 31, 2015, certain holders of the 2022 Notes elected to convert notes totaling $2.0 million, reducing the principal balance of the 2022 Notes to $24.9 million. Upon conversion, such 2022 Note holders received 23,423 shares of common stock in payment of converted principal of $2.0 million and, pursuant to the terms of the Indenture, such holders also received 146,619 shares of common stock in settlement of Coupon Make-Whole Payments of $0.3 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 13.4680 shares of common stock per $1,000 principal amount of 2022 Notes.

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

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

Exclusive Supply Agreement with LANXESS. In January 2011, the Company entered into an exclusive supply agreement, as amended, with LANXESS Inc. (“LANXESS”) pursuant to which LANXESS has granted the Company an exclusive first right to supply LANXESS and its affiliates with certain of their requirements for biobased isobutanol during the term of the agreement. The Company’s exclusive first right to supply biobased isobutanol to LANXESS and its affiliates will be subject to the terms of a supply agreement to be mutually agreed upon by the parties at a later date. Additionally, pursuant to the terms of the exclusive supply agreement the Company has granted LANXESS, subject to certain exceptions and conditions, (i) an exclusive first right to acquire its biobased isobutanol to produce isobutylene and butenes for use and sale in the field of chemicals, and (ii) an exclusive right to use the Company’s isobutanol to produce butadiene and isobutylene for use in the production of polybutadiene and butyl rubber. No amounts have been incurred under this agreement as of the period ended March 31, 2015.

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. In August 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three--year supply services agreement, with automatic one-year renewals thereafter, with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. Since beginning operations of the side-by-side configuration of our plant, the Company has sold marginal amounts of isobutanol, including during the period ended March 31, 2015.  No amounts were recorded for period ended March 31, 2014.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through December 31, 2012, during the year ended December 31, 2014, and during the three months ended March 31, 2015 was sold to C&N pursuant to an ethanol purchase and marketing agreement. The Company did not sell any ethanol during the three months ended March 31, 2014. The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force. The term of the agreement was through December 30, 2012. In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of biojet fuel. In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons. In September 2013, the Company entered into a

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of biojet fuel. During the three months ended March 31, 2015, the Company recorded $0.4 million of revenue associated with shipments of biojet fuel under these contracts.

Development and Commercialization Agreements

Development and Commercialization Agreements with ICM, Inc. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be canceled by either party with 30 days prior written notice. The Company did not incur any costs relating to the demonstration plant during the three months ended March 31, 2015 or 2014.

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

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola agreed to pay the Company a fixed price fee for a research program outlined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. The Company did not recognize revenue under this agreement during the three months ended March 31, 2015 or 2014.

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. As of December 2012, the Company had not completed milestone number four. However, under the terms of the agreement, the Company was entitled to pay a $0.5 million license fee in lieu of completing milestone number four. This fee was paid in March 2013 through the issuance of 250,000 shares of the Company’s common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of March 31, 2015 and no amount has been recorded as a liability for this milestone.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company may terminate the license agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the license agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

Other Significant Agreements

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene from isobutanol. Toray Industries used the Company’s bio-para-xylene (“bio-PX”) and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, the Company entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which was used by the Company for the design and construction of a demonstration plant. In May 2014, the Company successfully shipped the requisite volumes of bio-PX associated with its contract with Toray Industries (and, as a result, the Company recognized the $1.0 million, as well as revenue associated with the sale of the bio-PX, as a component of hydrocarbon revenue during the three months ended June 30, 2014).

In December 2011, the Company entered into a commercial off-take and marketing agreement with Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”) for the sale of iDGs™ produced by the Agri-Energy Facility. Land O’ Lakes Purina Feed provides farmers and ranchers with an extensive line of agricultural supplies (feed, seed, and crop protection products) and services. Pursuant to the agreement, Land O’Lakes Purina Feed will be the exclusive marketer of the Company’s iDGs™ and modified wet distiller’s grains for the animal feed market. The agreement has an initial three-year term following the first commercial sales of iDGs™ with automatic one-year renewals thereafter unless terminated by one of the parties. Further, the Company’s plans to work with Land O’Lakes Purina Feed to explore opportunities to upgrade the iDGs™ for special value-added applications in feed markets. Since beginning operations of the side-by-side configuration of our plant, the Company has sold marginal amounts of iDGs™, including during the period ended March 31, 2015. No amounts were recorded for period ended March 31, 2014. Land O’Lakes Purina Feed also provides marketing services for the sale of the Company’s ethanol distiller grains.

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

Gevo, Inc. made capital contributions to Gevo Development of $2.5 million during the three months ended March 31, 2015 and $8.3 million during the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2015	2014
Gevo Development Net Loss	$(4,336)	$(5,538)

In connection with the formation of Gevo Development in September 2009, the Company granted CDP a warrant to purchase 57,200 shares of the Company’s common stock. The warrant has an exercise price of $40.50 per share which represented the estimated fair value of Gevo, Inc.’s common stock on the date of grant. The warrant expires in September 2016, unless terminated earlier as provided in the agreement.

Since its formation, Gevo Development has been and continues to be considered a variable interest entity. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of March 31, 2015, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, as of March 31, 2015, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

As of March 31, 2015, the Company has incurred $0.4 million in preliminary project engineering and permitting process costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

11. Stock-Based Compensation

The Company records expense during the vesting period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Stock options and employee stock purchase plan awards
Research and development	$45	$131
Selling, general and administrative	99	314

Restricted stock awards
Research and development	101	184
Selling, general and administrative	157	236
Total stock-based compensation	$402	$865

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

On July 6, 2012, the Delaware District Court issued a temporary order which stated, in part, that the Company could not deliver, provide, distribute, ship, release or transfer in any way bio-isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction. The Company filed an appeal of the temporary order. Under the temporary order, the Company remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit Court”) granted the Company’s motion to stay the status quo order entered on July 6, 2012 by the Delaware District Court. On November 16, 2012, the Federal Circuit Court affirmed the Delaware District Court’s denial of Butamax’s preliminary injunction motion.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

On April 19, 2013, Butamax filed a notice of appeal to the Federal Circuit Court to appeal the Delaware District Court’s Memorandum and Order of March 19, 2013, and the Delaware District Court’s Amended Final Judgment of April 10, 2013. Oral arguments for the Butamax appeal were heard by the Federal Circuit Court on November 7, 2013.

On February 18, 2014, the Federal Circuit Court vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction. The Federal Circuit Court also vacated and remanded the Delaware District Court’s grant of Gevo’s motion for summary judgment of noninfringement under the doctrine of equivalents. The Federal Circuit Court also reversed the Delaware District Court’s grant of Gevo’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The remanded trial for the ’188 and ’889 patents in the Delaware District

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Court was scheduled to be held on July 21, 2014. On April 22, 2014, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States to appeal the Federal Circuit Court decision. On April 25, 2014, the Company filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of the Company’s Petition for Writ of Certiorari with the Supreme Court of the United States and any follow-on proceedings.

On July 11, 2014, the Delaware District Court granted the Company’s motion to stay the patent litigation on the ‘188 Patent and ‘889 Patent. The District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the Delaware District Court was based on the status of the Company’s Petition for Writ of Certiorari with the Supreme Court of the United States (“U.S. Supreme Court”).  It appeared that the U.S. Supreme Court was holding the petition pending its decision in Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc. (the “Teva Case”), a case with the potential to change the Federal Circuit Court’s standard of review of district court claim construction and ultimately negate jury verdicts obtained under the then-current interpretation of patent claims. Oral Argument in the Teva Case occurred on October 15, 2014 and on January 20, 2015, the U.S. Supreme Court ruled in Teva’s favor and determined that the Federal Circuit Court must now apply the “clear error” standard of review and cannot set aside District Courts’ findings of fact unless they were clearly erroneous.  On January 26, 2015, the Supreme Court ruled in Gevo’s favor, vacated an earlier Federal Circuit Court ruling on the interpretation of key Butamax patent claims and remanded the case back to the Federal Circuit Court for consideration in light of the new “clear error” standard of appellate review that was decided in the Teva Case.”

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2015 and December 31, 2014, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2015 or as of December 31, 2014.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Level 2 – inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.

Level 3 – inputs are unobservable and corroborated by little or no market data.

While the Company believes that its valuation methods, as set forth below, are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. The Company incurred a write-down of inventory of $0.1 million during the three months ended March 31, 2015.

Derivative Assets and Liabilities. The fair value of exchange-traded derivative instruments is based on Level 1 inputs using quoted market prices. The Company did not have any exchange-traded derivative instruments at March 31, 2015 or December 31, 2014.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.

The following table sets forth the principal balance of the Company’s secured debt obligations and the associated estimated fair value as of March 31, 2015 (in thousands).

	March 31, 2015,
Issuance	Principal Balance	Estimated Fair Value
TriplePoint - May 2014 Advance	$745	$705

2017 Notes.  The Company has estimated the fair value of the 2017 Notes, to be $21.7 million and $25.5 million at March 31, 2015 and December 31, 2014, respectively, based upon Level 2 inputs, including the market price of the Company’s common stock.  The Company has valued the 2017 Notes and all of its components using the fair value option as there are no embedded instruments which qualify for equity presentation.  See Note 7 for the fair value inputs used to estimate the fair value of the 2017 Notes. On the date of issuance in May 2014, the 2017 Notes were a term loan and recorded at fair value.

2022 Notes Embedded Derivative. The Company has estimated the fair value of the 2022 Notes, including the embedded derivative, to be $15.2 million and $19.4 million at March 31, 2015 and December 31, 2014, respectively, based upon Level 2 inputs, including the market price of the 2022 Notes derived from actual trades of the 2022 Notes. The Company has estimated the fair value of the embedded derivative on a stand-alone basis to be $0.0 million at March 31, 2015 and December 31, 2014, based upon Level 2 inputs. See Note 5 above for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. In December 2013, the Company issued warrants to purchase 1,420,250 shares of the Company’s common stock. Based on the terms of the warrants, the Company determined the warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the warrants as of December 31, 2014 to be $1.4 million based upon Level 2 inputs, utilizing an analysis of actual historical market trades of the warrants and the Black Scholes model. The Company determined the estimated fair value of the warrants as of March 31, 2015 to be $0.5 million based upon Level 2 inputs utilizing an analysis of actual historical market trades of the warrants and the Black Scholes model.

In August of 2014, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock.  Based on the terms of the warrants, the Company determined the warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the warrants as of March 31, 2015 to be $0.7 million based upon Level 2 inputs utilizing an analysis of actual historical

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

market trades of the warrants. The Company relied on Level 2 inputs for estimating the fair value of the warrants as of March 31, 2015 due to the lack of market trades of the warrants on March 31, 2015.

In February of 2015, the Company issued Series A warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the warrants, the Company determined the warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the warrants at issuance date of February 3, 2015 to be $1.4 million and as of March 31, 2015 to be $3.0 million based upon Level 2 inputs utilizing an analysis of actual historical market trades of the warrants and the Black Scholes model. The Company relied on Level 2 inputs for estimating the fair value of the warrants as of February 3, 2015 and March 31, 2015 due to the lack of market trades of the warrants around those respective dates.

In February of 2015, the Company issued Series B warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the warrants, the Company determined the warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the warrants at issuance date of February 3, 2015 to be $2.5 million and as of March 31, 2015 to be $1.6 million based upon Level 2 inputs utilizing an analysis of actual historical market trades of the warrants and the Black Scholes model. The Company relied on Level 2 inputs for estimating the fair value of the warrants as of February 3, 2015 and March 31, 2015 due to the lack of market trades of the warrants around those respective dates.

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

	Three Months Ended March 31,
	2015	2014
Revenues:
Gevo	$801	$886
Gevo Development / Agri-Energy	5,098	17
Consolidated	$5,899	$903

Loss from operations:
Gevo	$(5,224)	$(7,854)
Gevo Development / Agri-Energy	(4,312)	(5,068)
Consolidated	$(9,536)	$(12,922)

Interest expense:
Gevo	$2,007	$1,124
Gevo Development / Agri-Energy	28	477
Consolidated	$2,035	$1,601

Depreciation expense:
Gevo	$211	$241
Gevo Development / Agri-Energy	1,451	585
Consolidated	$1,662	$826

Acquisitions of plant, property and equipment:
Gevo	$2	$32
Gevo Development / Agri-Energy	124	2,837
Consolidated	$126	$2,869

	March 31	December 31,
	2015	2014
Total assets:
Gevo	$92,787	$95,680
Gevo Development / Agri-Energy	42,934	49,961
Intercompany eliminations	(40,704)	(46,713)
Consolidated	$95,017	$98,928

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2014, as amended (our “Annual Report”) and other reports that we have filed with the SEC. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures in our Annual Report.

Company Overview

We are a renewable chemicals and next generation biofuels company. Our strategy is to commercialize biobased alternatives to petroleum-based products to allow for the optimization of fermentation facilities’ assets, with the ultimate goal of maximizing cash flows from the operation of those assets. We have developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to focus primarily on the production of isobutanol, as well as related products from renewable feedstock. Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings or as a value-added gasoline blendstock. Isobutanol can also be converted into butenes using dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of hydrocarbon fuels, lubricants, polyester, rubber, plastics, fibers and other polymers.

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

Financial Condition

For the three months ended March 31, 2015, we incurred a consolidated net loss of $7.3 million and had an accumulated deficit of $310.6 million at March 31, 2015. Our cash and cash equivalents at March 31, 2015 totaled $4.4 million which is primarily being used for the following: (i) operating activities of our plant located in Luverne, Minnesota (“Agri-Energy Facility”); (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between British Petroleum (“BP”) and E.I. du Pont de Nemours and Company (“DuPont”), and DuPont and BP Biofuels North America LLC; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on our operating plan, existing working capital at March 31, 2015 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern.

Reverse Stock Split

On April 15, 2015, our Board of Directors approved a reverse split of our common stock, par value $0.01, at a ratio of one-for-fifteen.  This reverse stock split became effective on April 20, 2015 and, unless otherwise indicated, all share amounts. Per share data, share prices, exercise prices and conversion rates set forth in this Report and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Agri-Energy

In September 2010, we acquired the Agri-Energy Facility which we have Retrofitted for the production of isobutanol. As of March 31, 2015, we have incurred capital costs of approximately $65.6 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, or produce both products simultaneously, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of positive ethanol contribution margins currently available in the marketplace. Also, with a view to maximizing site cash flows, over certain periods of time, we may and have operated the plant for the sole production of ethanol across all four fermenters.

Until May 2012, when we commenced initial Retrofit startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the Retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. However, the continued production of ethanol alone is not our intended business and our strategy is expected to depend on our ability to produce and market isobutanol and products derived from isobutanol. We believe that we will be able to transition back to the production and sale of ethanol and related products at the Agri-Energy Facility, alone or in conjunction with the simultaneous production of isobutanol and related products, if we were to project positive cash flows from such a production configuration versus maintaining the facility at idle, including any costs related to the transition, but there is no guarantee that this will be the case. During 2013, we did not transition back to ethanol production because we were engaged in activities at the Agri-Energy Facility to optimize specific parts of our technology to further enhance isobutanol production rates. Following the commencement of full-scale commercial production of isobutanol, we may not generate significant future revenues from the sale of ethanol produced at the Agri-Energy Facility. Accordingly, the historical operating results of our subsidiary, Agri-Energy, LLC (“Agri-Energy”) and the operating results reported during the Retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or the Company once full-scale commercial production of isobutanol commences at the Agri-Energy Facility.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three months ended March 31, 2015, the Company generated revenue primarily from (i) sales of ethanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel and (ii) government grants and research and development programs.

During the three months ended March 31, 2014, the Company generated revenue primarily from (i) hydrocarbon sales consisting primarily of the sale of biojet fuel derived from our isobutanol for purposes of certification and testing and (ii) revenue from government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the three months ended March 31, 2015 primarily includes costs directly associated with ethanol production at the Agri-Energy Facility such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Cost of goods sold during the three months ended March 31, 2014 primarily includes costs directly associated with initial operations for the production of isobutanol at the Agri-Energy Facility. Direct materials include corn feedstock, yeast, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Other operating costs include utilities and natural gas usage. We periodically enter into forward purchase contracts and exchange-traded futures contracts associated with corn. Accordingly, our cost of goods sold may also include gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts.

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

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries, Gevo Development, LLC (“Gevo Development”) and Agri-Energy. The preparation of our unaudited consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to: (i) accounting for convertible debt and embedded derivatives; (ii) derivative warrant liability; (iii) impairment of property, plant and equipment; (iv) stock-based compensation; (v) revenue recognition and (vi) debt fair value accounting. Critical accounting estimates and policies have not changed from those reported under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014 (in thousands)

	Three Months Ended March 31,
	2015	2014	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,098	$-	$5,098
Hydrocarbon revenue	517	630	(113)
Grant and other revenue	284	273	11
Total revenues	5,899	903	4,996

Cost of goods sold	9,234	4,680	4,554

Gross loss	(3,335)	(3,777)	442

Operating expenses
Research and development	1,722	4,105	(2,383)
Selling, general, administrative and other	4,479	5,040	(561)
Total operating expenses	6,201	9,145	(2,944)

Loss from operations	(9,536)	(12,922)	3,386

Other (expense) income
Interest expense	(2,035)	(1,601)	(434)
Gain on conversion of debt	285	-	285
Gain from change in fair value of embedded derivative of the 2022 Notes	-	1,264	(1,264)
Gain from change in fair value of the 2017 Notes	3,765	-	3,765
Gain from change in fair value of derivative warrant liability	167	1,278	(1,111)
Other income	11	9	2
Total other income (expense)	2,193	950	1,243

Net loss	$(7,343)	$(11,972)	$4,629

Revenues. During the three months ended March 31, 2015, we recognized revenue of $5.1 million associated with the sale of 2.9 million gallons of ethanol and related products, an increase in revenue from the quarter ending March 31, 2014. During the three months ended March 31, 2015, the focus of our isobutanol production was on shipments for use at the demonstration plant located at South Hampton Resources Inc.’s facility near Houston, Texas to produce hydrocarbons and optimizing specific parts of our technology to further enhance isobutanol production rates.

Hydrocarbon revenue decreased during the three months ended March 31, 2015 primarily as a result of a decrease in jet fuel and hydrocarbons sold out of our demo facility. Included in grant and other revenue is revenue associated with research and development and government grant agreements. Grant and other revenue increased in the three months ended March 31, 2015 as a result of certain revenues granted in 2015 not being received in the three months ended March 31, 2014.

Cost of goods sold. Our cost of goods sold during the three months ended March 31, 2015, included $7.7 million associated with the production and sale of ethanol and isobutanol optimization and $1.5 million in depreciation expense. Cost of goods sold increased during the three months ended March 31, 2015 primarily due to increased production of ethanol and isobutanol from the prior year.

Our gross loss is defined as our total revenues less our cost of goods sold.

Research and development. Research and development expenses decreased during the three months ended March 31, 2015 primarily due to a $0.4 million decrease related to the production of hydrocarbons, a $1.4 million decrease related to reduced employee related expenses, consultant and contract staff expenses, and a $0.4 million decrease in lab consumables. During the three months ended March 31, 2015, we continued to incur the costs necessary to establish a bio para-xylene (“bio-PX”) demonstration plant under our agreement with Toray Industries, Inc. (“Toray Industries”), the construction of which was substantially completed during the third quarter of 2013.

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

Selling, general and administrative expense. The decrease in selling, general and administrative expenses during the three months ended March 31, 2015 primarily resulted from decreases of $0.1 million in professional and consulting expenses and $0.3 million in employee related compensation expenses.

Interest expense. Interest expense increased by $0.4 million during the three months ended March 31, 2015 primarily resulting from increases in non-cash accrued interest expense and a decrease in interest expense associated with the private debt financing with Whitebox Advisors, LLC (“Whitebox”).

Gain from change in fair value of derivative warrant liability. In December 2013, August 2014, and February 2015, we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the three months ended March 31, 2015 the estimated fair value of the derivative warrant liability decreased primarily associated with the decrease in our common stock between December 31, 2014 and March 31, 2015. As a result, the Company reported a $0.2 million unrealized gain during the first quarter of 2015.

Gain from change in fair value of 2017 Notes. During the three months ended March 31, 2015, we reported a $3.8 million gain associated with the decrease in fair value of the 2017 Notes, primarily a result of a decline in the price of our common stock between December 31, 2014 and March 31, 2015.

Gain on conversion of debt. During the three months ended March 31, 2015, we reported a $0.3 million gain due to the conversion of $2.0 million of 2022 Notes into shares of common stock.

Liquidity and Capital Resources

For the three months ended March 31, 2015, we incurred a consolidated net loss of $7.3 million and had an accumulated deficit of $310.6 million at March 31, 2015. Our cash and cash equivalents at March 31, 2015 totaled $4.4 million which is primarily being used for the following: (i) operating activities of our plant located in Luverne, Minnesota (“Agri-Energy Facility”); (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between British Petroleum (“BP”) and E.I. du Pont de Nemours and Company (“DuPont”), and DuPont and BP Biofuels North America LLC; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.  Based on our operating plan, existing working capital at March 31, 2015 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern.

Despite our continued success in meeting isobutanol fermentation targets, producing isobutanol and ethanol simultaneously and our progress toward achieving breakeven earnings before interest, taxes, depreciation and amortization (EBITDA) at the Agri-Energy Facility, we continue to face significant expenses related to the ongoing litigation with Butamax.  Trials related to other patents have been scheduled for August 2015 and April 2016 and we expect to incur significant costs preparing for and participating in these upcoming trials. We continue to believe that the Butamax complaints are without merit.  However, if we are unable to raise the significant funds that will be required to continue to defend our freedom to operate, we could be forced to change our business strategy which may include one or more of the following:  (i) terminating the research and development, manufacture, sale and use of products that include the subject intellectual property; (ii) conducting research and development and manufacturing any products that include the subject intellectual property outside of the United States; (iii) shifting our focus to the production of ethanol and/or the development of hydrocarbon products, including those that can be produced from ethanol; or (iv) pursuing strategic alternatives, including the monetization of some or all of our assets, in order to maximize stockholder value.

In February 2015, we closed the sale of 2,216,667 shares of common stock, Series A warrants to purchase an additional 2,216,667 shares of common stock and Series B warrants to purchase an additional 2,216,667 shares of common stock. The shares of common stock and the warrants were sold together as common stock units for a purchase price of $3.00 per unit, but were immediately separable and issued separately. The Series A warrants have an exercise price of $4.05 per share, are exercisable from the date of original issuance and will expire on February 3, 2020. The Series B warrants have an exercise price of $3.00 per share, are exercisable from the date of original issuance and will expire on August 3, 2015. The shares of common stock and the warrants are separable and were issued separately. The gross proceeds are approximately $6.7 million not including any future proceeds from the exercise of the warrants.

In August 2014, we issued and sold 2,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock in a firm commitment underwritten public offering.  The shares of common stock and the warrants were sold together as common stock units for a purchase price of $9.00 per unit, but were immediately separable and issued separately. The warrants have an exercise price of $9.60 per share and will be exercisable from the date of the original issuance and will expire on August 5, 2019.   The gross proceeds to Gevo from this offering were approximately $18 million, not including any future proceeds from the exercise of the warrants.

In May 2014, we entered into a term loan agreement (the “Loan Agreement”) with the lenders party thereto from time to time (“Lenders”) and Whitebox, as administrative agent for Lenders, pursuant to which the Lenders committed to provide one or more senior secured term loans to us, in an aggregate amount of up to approximately $31.1 million on the terms set forth in the Loan Agreement (collectively the “Term Loan”).  Pursuant to the Loan Agreement, on May 9, 2014, we closed a private debt financing with Whitebox consisting of a $25.9 million Term Loan (the “First Advance”), the outstanding principal amount of which was subsequently exchanged, by Whitebox into our 2017 Notes. In connection with the Loan Agreement, we also entered into an exchange and purchase agreement pursuant to which (i) we have an option, subject to certain conditions, to require Whitebox to provide us with an additional $5.2 million of capital in the form of an additional term loan, convertible debt or a combination thereof; and (ii) Whitebox has the option, subject to certain conditions, to purchase up to an additional $32.0 million aggregate principal amount of convertible debt. We used proceeds from the Term Loan to repay $9.6 million in outstanding principal under our additional term loan facilities with TriplePoint Capital LLC (“TriplePoint”), with the remaining outstanding principal balance of $1.0 million being junior secured debt payable over 36 months beginning June 2014.

In December 2013, we issued and sold 1,420,250 shares of common stock and warrants to purchase an additional 1,420,250 shares of common stock.  The shares of common stock and the warrants were sold together as common stock units for a purchase price of $20.25 per unit, but were immediately separable and issued separately. The warrants have certain anti-dilution provisions. The warrants have an exercise price of $15.30 per share and will be exercisable from the date of the original issuance and will expire on December 16, 2018.  The December 2013 offering resulted in net proceeds of $26.8 million after deducting $2.0 million in underwriting discounts and commissions and other offering costs. We used $5.1 million of the proceeds from this offering in December 2013 to repay outstanding principal to TriplePoint under the Original Agri-Energy Loan Agreement (as defined below).

In July 2012, we issued: (i) 0.8 million shares of common stock at an offering price of $74.25 per share; and (ii) $45.0 million aggregate principal amount of 2022 Notes, in each case in a firm commitment underwritten public offering (the “2012 Equity Offering” and the “Note Offering,” respectively, and together, the “2012 Offerings”). We received proceeds from the 2012 Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding under the Gevo Loan Agreement (as defined below). As of March 31, 2015, $20.1 million in principal amount of 2022 Notes have been converted and, as such, we had an aggregate of $24.9 million in principal amount of 2022 Notes outstanding as of that date.

In February 2011, we completed our initial public offering issuing 548,167 shares of common stock at an offering price of $225.00 per share, resulting in net proceeds of $110.4 million, after deducting underwriting discounts and commissions and other offering costs.

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

Following a decision of the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit Court) on February 18, 2014 (discussed in Part II, Item 1 of this Report), a remanded trial relating to certain patents was scheduled to be held in the United States District Court for the District of Delaware (“Delaware District Court”) on July 21, 2014.  On April 22, 2014, we filed a Petition for Writ of Certiorari with the Supreme Court of the United States (“U.S. Supreme Court”) to appeal the decision of the Federal Circuit Court. On April 25, 2014, we filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of our Petition for Writ of Certiorari with the U.S. Supreme Court and any follow-on proceedings. On July 11, 2014, the Delaware District Court granted our motion to stay the patent litigation on the ‘188 Patent and ‘889 Patent (each, as defined below). The Delaware District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the Delaware District Court was based on the status of our Petition for Writ of Certiorari in the U.S. Supreme Court. The U.S. Supreme Court has neither granted nor denied our petition, but appears to be holding the petition pending its decision in Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc. (the “Teva Case”), a case that could change the Federal Circuit Court’s standard of review of district court claim construction and could ultimately negate jury verdicts obtained under the current interpretation of the patent claims. Oral argument in the Teva Case occurred on October 15, 2014 and on January 20, 2015, the U.S. Supreme Court ruled in Teva’s favor and determined that the Federal Circuit Court must now apply the “clear error” standard of review and cannot set aside district court’s findings of fact unless they were clearly erroneous.  On January 26, 2015, the U. S Supreme Court ruled in Gevo’s favor, vacated an earlier Federal Circuit Court ruling on the interpretation of key Butamax patent claims and remanded the case back to the Federal Circuit Court for consideration in light of the new “clear error” standard of appellate review that was decided in the Teva Case.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ending March 31,
	2015	2014
Net cash used in operating activities	$(9,489)	$(12,986)
Net cash used in investing activities	(126)	(2,869)
Net cash provided by (used in) financing activities	7,609	(348)

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

During the three months ended March 31, 2015, we used $9.5 million in cash from operating activities primarily resulting from a net loss of $7.3 million, $1.3 million in non-cash gains and expenses and $0.9 million associated with working capital.

Investing Activities

During the three months ended March 31, 2015, we used $0.1 million in cash from investing activities related to capital expenditures at our Agri-Energy Facility

Financing Activities

During the three months ended March 31, 2015, we generated $7.6 million associated with financing activities, primarily related to the public offering of common stock units in February 2015 and the subsequent exercises of warrants included in the February 2015 offering.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility which we Retrofit for the production of isobutanol. As of March 31, 2015, we have incurred capital costs of approximately $65.6 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, the Company began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of positive ethanol contribution margins currently available in the marketplace. Also, with a view to maximizing site cash flows, over certain periods of time, we may and have operated the plant for the sole production of ethanol across all four fermenters.

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

We will be responsible for all costs associated with the Retrofit of the Redfield Facility. Redfield will remain responsible for certain expenses relating to the Redfield Facility, including certain repair and maintenance expenses and any costs necessary to ensure that the facility is in compliance with applicable environmental laws. We anticipate that the Redfield Facility will continue its current ethanol production activities during much of the Retrofit. Following installation of the Retrofit assets, the ethanol production operations will be suspended to begin to enable testing of the isobutanol production capabilities if the facility (the “Performance Testing Phase”). Under the terms of the Joint Venture Agreement, during the Performance Testing Phase, we will be entitled to receive all revenue generated by the Redfield Facility and are obligated to make Facility Payments (as defined in the Joint Venture Agreement) to Redfield which payments include the costs incurred by Redfield to operate the Redfield Facility plus the profits, if any, that Redfield would have received if the facility had been producing ethanol during that period. We have also agreed to maintain an escrow fund during the Performance Testing Phase as security for our obligation to make the Facility Payments.

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

As of March 31, 2015, we have incurred $0.4 million in project engineering and permitting process costs for the future Retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the Retrofit of the Redfield Facility.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. At December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 16,667 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of March 31, 2015 and no amount has been recorded as a liability for this milestone.  Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

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

2017 Notes

In May 2014, the Company entered into the Loan Agreement with the Lenders and Whitebox, with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more senior secured term loans to the Company in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Term Loan. A first advance in the amount of $22.8 million (the “First Advance”), net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was made to the Company in May 2014. Also in May 2014, the Company and its subsidiaries entered into an Exchange and Purchase Agreement (the “Exchange and Purchase Agreement”) with WB Gevo, Ltd. and the other Lenders party thereto from time to time and Whitebox, in its capacity as administrative agent for the Lenders. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were given the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for our 2017 Notes which are convertible into shares of the Company’s common stock.  While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share or 0.0576 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable under certain circumstances, 5% in cash and 5% in kind and capitalized and added to the principal amount of the 2017 Notes (otherwise the full 10% is payable in cash). While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of March 31, 2015, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

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

The holders of the 2017 Notes may, at any time until the close of business on the business day immediately preceding the maturity date, convert the principal amount of the 2017 Notes, or any portion of such principal amount which is at least $1,000, into shares of the Company’s common stock. Upon conversion of the 2017 Notes, the Company will deliver shares of common stock at a conversion rate of 0.0576 shares of common stock per $1 principal amount of the 2017 Notes (equivalent to a conversion price of approximately $17.38 per share of common stock). Such conversion rate is subject to adjustment in certain circumstances, including in the event that there is a dividend or distribution paid on shares of the common stock or a subdivision, combination or reclassification of the common stock. The Company also has the right to increase the conversion rate (i) by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest or (ii) to avoid or diminish any income tax to holders of shares of common stock or rights to purchase shares of common stock in connection with any dividend or distribution. In addition, subject to certain conditions described herein, each holder who exercises its option to voluntarily convert its 2017 Notes will receive a make-whole payment in an amount equal to any unpaid interest that would otherwise have been payable on such 2017 Notes through the maturity date (a “Voluntary Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Voluntary Conversion Make-Whole Payments either in cash or in shares of common stock, at its election.

The Company has the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of its common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable conversion price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at its election. The Company did not require any holders to convert in the first quarter of 2015.

If a fundamental change of the Company occurs, the holders of 2017 Notes may require the Company to repurchase all or a portion of the 2017 Notes at a cash repurchase price equal to 100% of the principal amount of such 2017 Notes, plus accrued and unpaid interest, if any, through, but excluding, the repurchase date, plus a cash make-whole payment for the repurchased 2017 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such convertible 2017 Notes through the maturity date. A fundamental change includes, among other things, the Company’s common stock ceasing to be listed on a national securities exchange.

On July 31, 2014, the Company entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such warrants.

On January 28, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

In connection with the transactions described above, the Company also entered into a Registration Rights Agreement, dated May 9, 2014 (the “Registration Rights Agreement”), pursuant to which the Company filed a registration statement on Form S-3 registering the resale of approximately 1.2 million shares of the Company’s common stock which are issuable under the 2017 Notes. This registration statement was declared effective on July 25, 2014. The Company expects to file additional registration statements on Form S-3 or to amend filings in order to register additional shares of common stock of the Company for sale or resale, as necessary in connection with the 2017 Notes. The Company has elected the fair value option for accounting of the Term Loan and 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at March 31, 2015 of $26.1 million has been recorded at its estimated fair value of $21.7 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at March 31, 2015. Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain from change in fair value of 2017 Notes in the consolidated statements of operations.

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

The 2022 Notes are convertible at a conversion rate of 11.7113 shares of Gevo, Inc. common stock per $1,000 principal amount of 2022 Notes, subject to adjustment in certain circumstances as described in the indenture governing the 2022 Notes (the “Indenture”). This is equivalent to a conversion price of approximately $85.39 per share of common stock. Holders may convert the 2022 Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment (as defined in the Indenture). The Coupon Make-Whole Payment is equal to the sum of the present values of the semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. During the three months ended March 31, 2015, certain holders of the 2022 Notes had elected to convert notes totaling $2.0 million, reducing the principal balance of the 2022 Notes to $24.9 million. Upon conversion, such 2022 Note holders received 23,423 shares of common stock in payment of converted principal of $2 million and, pursuant to the terms of the Indenture, such holders also received 146,619 shares of common stock in settlement of Coupon Make-Whole Payments of $0.3 million.

If a Make-Whole Fundamental Change (as defined in the Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the Conversion Rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the Conversion Rate increase to more than 13.4680 shares of common stock per $1,000 principal amount of 2022 Notes.

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

Amended Agri-Energy Loan Agreement. In August 2010, Gevo Development borrowed $12.5 million from TriplePoint to finance its acquisition of Agri-Energy.  In September 2010, upon completion of the acquisition, the loan and security agreement (the “Original Agri-Energy Loan Agreement”) was amended to make Agri-Energy the borrower under the facility.  In October 2011, the Original Agri-Energy Loan Agreement was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants and events of default. In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities, which prior to an amendment in May 2014, was set to mature on October 2015 and had an interest rate equal to 11%. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which matures in December 2015, bringing the total borrowed under the additional term loan facilities to $15.0 million. At March 31, 2015, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As of March 31, 2015, Agri-Energy has granted TriplePoint a junior security interest in, and a lien upon, all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement. Gevo, Inc. has also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into a security agreement which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement (the “Gevo Security Agreement”). Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement.

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
●

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of March 31, 2015 are exercisable in the aggregate for 25,894 shares of the Company’s common stock, to reflect an exercise price equal to $17.70 per share; and

●

during the period beginning January 2015, and continuing through and including the final monthly installment due under the Amended Agri-Energy Loan Agreement, adjust the monthly payment due and payable to 50% of the fully amortizing amount of principal and interest otherwise due and payable for such month, applied first to outstanding accrued interest and then to principal, with the remaining 50% portion of such required payments of principal and interest for such month accruing and made due and payable at the time of the final monthly installment.

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

As part of the 2014 Amendment, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint.  At March 31, 2015, the amended loan agreement had a principal balance of $0.7 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of March 31, 2015, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at March 31, 2015 (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total
Principal debt payments (1)	$326	$26,527	$-	$24,900	$51,753
Interest payments on debt (2)	4,545	6,254	3,735	4,669	19,203
Operating leases (3)	1,586	2,255	1,334	-	5,175
Software license agreement (4)	157	329			486
Base fee due to South Hampton Resources, Inc. (5)	104				104
Total	$6,718	$35,365	$5,069	$29,569	$76,721
(1)	Principal debt payments include amounts due to Whitebox under the 2017 Note Indenture, principal amounts due to TriplePoint, and $24.9 million of principal associated with our 2022 Notes.
(2)	Represents cash interest payments due to Whitebox, TriplePoint and to holders of the 2022 Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	Amounts due under a software license agreement.
(5)

In accordance with our demonstration plant processing agreement with South Hampton Resources, Inc. we are obligated to pay $52,000 per month for the remainder of the term of the agreement which ends in May 2015.

The table above reflects only payment obligations that are fixed and determinable as of March 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the three months ended March 31, 2015. For a discussion of our market risk associated with commodity prices, equity prices and interest rates see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures – We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 because of a material weakness identified in the year ended December 31, 2014 in accounting for certain non-routine aspects of the underwritten public offering completed in August 2014 (the “August Offering”) as described below. Notwithstanding the material weakness that continued to exist as of March 31, 2015, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the financial position, results of operations and cash flows of Gevo in accordance with GAAP.

Remediation of Material Weakness in Internal Control Over Financial Reporting - Management is currently addressing this material weakness in internal control over financial reporting and is anticipating remediating the deficiency during 2015. Gevo is implementing enhanced controls and policies with respect to the review and analysis of all working papers of non-routine transactions such as the August Offering. Management believes that there are no material inaccuracies or omissions of material fact in the

Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the first quarter ended March 31, 2015 fairly present in all material respects the Company’s financial position results of operations and cash flows in accordance with GAAP.

Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 6, 2012, the Delaware District Court issued a temporary order which stated, in part, that we could not deliver, provide, distribute, ship, release or transfer in any way bio-isobutanol produced at the Agri-Energy Facility to any third party for any use or purpose related to the automotive fuel blending market while Butamax appealed the denial of its motion for preliminary injunction. We filed an appeal of the temporary order. Under the temporary order, we remained free to operate in markets such as chemicals, jet fuel, marine fuel and small engine fuel. On August 10, 2012, the Federal Circuit Court granted our motion to stay the status quo order entered on July 6, 2012 by the Delaware District Court. On November 16, 2012, the Federal Circuit Court affirmed the Delaware District Court’s denial of Butamax’s preliminary injunction motion.

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

On April 19, 2013, Butamax filed a notice of appeal with the Federal Circuit Court to appeal the Delaware District Court’s Memorandum and Order of March 19, 2013, and the Delaware District Court’s Amended Final Judgment of April 10, 2013. Oral arguments for the Butamax appeal were heard by the Federal Circuit court on November 7, 2013.

On February 18, 2014, the Federal Circuit Court vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of infringement to the Delaware District Court for reconsideration under a revised claim construction. The Federal Circuit Court also vacated and remanded the Delaware District Court’s grant of our motion for summary judgment of noninfringement under the doctrine of equivalents. The Federal Circuit Court also reversed the Delaware District Court’s grant of our motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The remanded trial for the ’188 and ’889 patents in the Delaware District Court was scheduled to be held on July 21, 2014. On April 22, 2014, we filed a Petition for Writ of Certiorari with the U.S. Supreme Court to appeal the decision of the Federal Circuit Court. On April 25, 2014, we filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of our Petition for Writ of Certiorari with the U.S. Supreme Court and any follow-on proceedings.

On July 11, 2014, the Delaware District Court granted our motion to stay the patent litigation on the ‘188 Patent and ‘889 Patent. The Delaware District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the Delaware District Court was based on the status of our Petition for Writ of Certiorari in the U.S. Supreme Court. Oral argument in Teva occurred on October 15, 2014 and on January 20, 2015, the U.S. Supreme Court ruled in Teva’s favor and determined that the Federal Circuit Court must now apply the “clear error” standard of review and cannot set aside District Court’s findings of fact unless they were clearly erroneous.  On January 26, 2015, the U. S Supreme Court ruled in Gevo’s favor, vacated an earlier Federal Circuit Court ruling on the interpretation of key Butamax patent claims and remanded the case back to the Federal Circuit Court for consideration in light of the new “clear error” standard of appellate review that was decided in the Teva Case.

On February 18, 2014, the Delaware District Court granted our motion to stay the litigation regarding our ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during inter partes re-examination of those patents.

Due to the nature and stage of this litigation, we have determined that the possible loss or range of loss related to this litigation cannot be reasonably estimated at this time.  The next Delaware District Court trial for the Butamax litigation is currently scheduled for August 24, 2015 and an additional trial is scheduled for April 25, 2016.  We expect to incur significant costs related to our involvement in the foregoing legal proceedings.

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

We have incurred net losses of $7.3 million, $41.1 million, $66.8 million, and $60.7 million during the three months ended March 31, 2015 and the years ended December 31, 2014, 2013 and, 2012, respectively. As of March 31, 2015, we had an accumulated deficit of $310.6 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial startup operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. We currently derive revenue from the sale of isobutanol, ethanol and related products at the Agri-Energy Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows. Additionally, we have generated limited revenue from the sale of products such as ATJ fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants and cooperative agreements or our ATJ supply contracts are canceled or we are unable to produce suitable ATJ material, our revenues could be adversely affected.

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
•

our efforts to prepare, file, prosecute, maintain and enforce patent, trademark and other intellectual property rights and defend against claims by others that we may be violating their intellectual property rights, including the current litigation with Butamax; and/or

•	our activities in developing storage capacity and negotiating supply agreements that may be necessary for the commercialization of our isobutanol production.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights, such as if Butamax is successful in its lawsuits alleging that we are infringing on its patents for the production of isobutanol using certain microbial host cells.

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

In September 2010, we acquired ownership of the Agri-Energy Facility in Luverne, Minnesota. To date, we have successfully demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using corn mash feedstock at the Agri-Energy Facility. We may incur additional costs in order to further optimize the production of isobutanol, or both isobutanol and ethanol simultaneously, at the Agri-Energy Facility. Such funds may not be available when we need them, on terms that are acceptable to us or at all. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Agri-Energy Facility and achieve full-scale commercial production at this facility may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

The Agri-Energy Facility is our first commercial isobutanol production facility, and, as such, we may be unable to produce planned quantities of isobutanol and any such production may be more costly than we anticipate.

Since commencing initial startup operations for the production of isobutanol at the Agri-Energy Facility in May 2012, we have encountered some production challenges, including contamination issues, which have resulted in lower than planned isobutanol production. While we have resumed limited production of isobutanol at the Agri-Energy Facility, this is our first commercial isobutanol production facility and we may encounter further production challenges, including, but not limited to, being unable to manage plant contamination, and we may need to add additional processing steps or incur additional capital expenditures to achieve our target customers’ product specifications. Any such production challenges may delay our ramp up of production capacity, prevent us from producing significant quantities of isobutanol, significantly increase our cost to produce isobutanol, or cause us to switch to producing ethanol or produce both products simultaneously, which could have a material adverse effect on our business, financial condition and results of operations.

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

In July 2014, we began more consistent co-production of isobutanol and ethanol at our Agri-Energy Facility with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. We believe that the capability to switch between ethanol and isobutanol production, or produce both products simultaneously (as evidenced by our Agri-Energy Facility) will, subject to regulatory factors and depending on market conditions, mitigate certain significant risks associated with startup operations for isobutanol production, but there can be no assurance that we will be able to revert to ethanol production, or produce both products simultaneously at future plants, or that it will make sense, based on the then-current economic conditions for the production of ethanol, to do so. Even if we are able to revert to ethanol production, or produce both products simultaneously at certain facilities, those facilities may produce ethanol less efficiently or in lower volumes than they did prior to the Retrofit and such ethanol production may not generate positive economic returns. If we are unable to produce isobutanol at the volumes, rates and costs that we expect and are unable to revert to ethanol production at full capacity, or produce both products simultaneously, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

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

The ethanol facilities that we have Retrofitted or plan to Retrofit to produce isobutanol use significant amounts of natural gas to produce ethanol. After Retrofit with our GIFT ® technology, these facilities will continue to require natural gas to produce isobutanol and/or ethanol. Accordingly, our business is dependent upon natural gas supplied by third parties. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as weather conditions, overall economic conditions and governmental regulations. Should the price of natural gas increase, our performance could suffer. Likewise, disruptions in the supply of natural gas could have a material impact on our business and results of operations.

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

We sell distiller’s grains as a co-product from the production of ethanol at the Agri-Energy Facility during any period in which the production of isobutanol is temporarily paused and our management decides, based on the then-current economic conditions for the production of ethanol, that the Agri-Energy Facility will be temporarily reverted to ethanol production, or during periods in which we produce both isobutanol and ethanol simultaneously. We may also sell distiller’s grains produced by other ethanol facilities that we acquire, enter into a joint venture or tolling arrangement with, or license to in the future. We also sell the iDGs™ that are produced as a co-product of our commercial isobutanol production. Distiller’s grains and iDGs™ compete with other animal feed products, and decreases in the prices of these other products could decrease the demand for and price of distiller’s grains and iDGs™. Additionally, we have produced limited quantities of commercial iDGs™ and, as such, there is a risk that our iDGs™ may not meet market requirements. If the price of distiller’s grains and iDGs™ decreases or our iDGs™ do not meet market requirements, our revenue from the sale of distiller’s grains and future revenue from the sale of iDGs™ could suffer, which could have a material adverse effect on our financial condition.

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

In recent years, the spread between ethanol and corn prices has fluctuated widely. Fluctuations are likely to continue to occur. Unfavorable weather conditions led to a smaller than expected corn harvest across affected areas of the U.S. midwest region in the fall of 2012. This, along with smaller corn carryover in the last two crop years and higher export demand for corn led to higher corn prices during 2012 and the first half of 2013 and increased corn price volatility. The price of ethanol during that time did not keep pace with rising corn prices which resulted in lower and, in some instances negative, operating margins in the ethanol industry. As a result, during the fourth quarter of 2012, our management determined that the production of ethanol at the Agri-Energy Facility would not produce a positive margin versus maintaining the Agri-Energy Facility at idle. Likewise, the recent decline in oil prices has translated into lower gasoline prices in the U.S., which have resulted in lower ethanol prices and ethanol profit margins. It is unclear when or if ethanol prices may rebound, and consequently, when or if near-term ethanol margins will increase from current levels. Our inability to rely on ethanol production as an alternative revenue source due to rising corn prices or otherwise could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2015, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to nameplate production levels. The production of isobutanol requires multiple integrated steps, including:

•	obtaining the plant feedstocks;
•	treatment with enzymes to produce fermentable sugars;
•	fermentation by organisms to produce isobutanol from the fermentable sugars;
•	distillation of the isobutanol to concentrate and separate it from other materials;
•	purification of the isobutanol; and
•	storage and distribution of the isobutanol.

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced commercial volumes of isobutanol at nameplate production levels. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the one MGPY demonstration facility and at the Agri-Energy Facility, such production was not at full nameplate capacity of a commercial facility. Our production since the fourth quarter of 2013 has utilized a corn mash feedstock, but risk still exists for achieving nameplate capacity at the Agri-Energy Facility. The risk of contamination and other problems rise as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all.

Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

Prior to commencement of the Agri-Energy Facility Retrofit, neither we nor ICM, Inc. (“ICM”) had ever built (through Retrofit or otherwise) or operated a commercial isobutanol facility. We assume that we understand how the engineering and process characteristics of the one MGPY demonstration facility will scale up to larger facilities, but these assumptions may prove to be incorrect. Accordingly, we cannot be certain that we can consistently produce isobutanol in an economical manner in commercial quantities. If our costs to build large-scale commercial isobutanol facilities are significantly higher than we expect or if we fail to consistently produce isobutanol economically on a commercial scale or in commercial volumes, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We have entered into a joint venture with Redfield Energy, LLC to Retrofit the Redfield Facility, and our production of isobutanol at the Redfield Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In June 2011, we acquired access to the Redfield Facility, a 50 MGPY ethanol production facility located near Redfield, South Dakota, pursuant to our joint venture with Redfield. In order to Retrofit this facility to produce isobutanol, we will need access to additional capital in order to commence the Retrofit. Although we will be able to apply our experience from the Retrofit of the Agri-Energy Facility, no two ethanol facilities are exactly alike, and each Retrofit will require individualized engineering and design work. Cost overruns or other unexpected difficulties unique to the Redfield Facility could cause the Retrofit to cost more than we anticipate which could further increase our need for funding. Such funds may not be available when we need them, on terms that are acceptable to us or at all, which could delay our full-scale commercial production of isobutanol at this facility. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to complete the Retrofit of the Redfield Facility, which is not yet underway, or acquire access to or Retrofit additional ethanol plants may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

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

While we have demonstrated the ability to produce isobutanol under the demonstration plant operating conditions and under commercial scale operating conditions at the Agri-Energy Facility, and we have succeeded in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield in laboratory tests, we have not yet reached these performance targets in a commercial plant environment. Ultimately, our yeast biocatalyst may not be able to meet the commercial performance targets at nameplate production capacity in a timely manner, or ever. In addition, the risk of contamination and other problems may increase as we seek to ramp up our production capacity, which could negatively impact our cost of production or require additional capital expenditures to solve for these problems. If we encounter difficulties in optimizing our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

In addition to a limited number of definitive supply and distribution agreements, we have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution, including LANXESS Inc. and TOTAL PETROCHEMICALS USA, Inc. We may be unable to negotiate final terms with these or other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant Retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

Most of the ethanol plants we initially plan to Retrofit use dry-milled corn as a feedstock. Once we have optimized our full-scale commercial isobutanol production process, we plan to sell, as animal feed, the iDGs™ left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs™ as animal feed through a self-assessed Generally Regarded as Safe (“GRAS”) process via third party scientific review. In order to improve the value of our iDGs™, we are also in the process of obtaining U.S. Food and Drug Administration (“FDA”) approval for the marketing of our iDGs™. We believe obtaining FDA approval will increase the value of our iDGs™ by offering customers of our iDGs™ further assurance of the safety of our iDGs™. If we make changes in our biocatalyst whereby we can no longer rely on our GRAS process, we would be required to obtain FDA approval for marketing our iDGs™. FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. If FDA approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs™, our net cost of production will increase, which may hurt our operating results.

Our development strategy relies heavily on our relationship with ICM.

We rely heavily upon our relationship with ICM. In October 2008, we entered into a development agreement and a commercialization agreement with ICM, each of which has since been amended. Pursuant to the terms of the development agreement, ICM engineers helped us install the equipment necessary to test and develop our isobutanol fermentation process at ICM’s one MGPY ethanol demonstration facility, and ICM agreed to assist us in running and maintaining the converted plant. We have used the demonstration plant to improve our biocatalysts and to develop processes for commercial-scale production of isobutanol. Under the commercialization agreement, as amended, ICM serves as our exclusive engineering, procurement and construction (“EPC”) contractor for the new construction and Retrofit of ethanol plants utilizing dry milled feedstocks of corn or grain sorghum in North America, and we serve as ICM’s exclusive technology partner for the production of butanols, pentanols and propanols from the fermentation of sugars. In August 2011, we entered into a work agreement with ICM. Pursuant to the terms of the work agreement, ICM provides EPC services for the Retrofit of ethanol plants.

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

Many of our end-products such as isobutanol, ethanol and hydrocarbon products have some level of price correlation with crude oil. If crude oil prices were to remain at low levels over a sustained period of time, this may have an impact on the pricing that we are able to achieve in the marketplace for many of those end-products. This may cause us to operate at a lower, or negative, operating margins, and as a result, our management may decide to reduce or suspend production of ethanol and/or isobutanol at the Agri-Energy Facility. Unfavorable operating margins may also impact our ability to access and Retrofit, either independently or with potential development partners or licensees, existing ethanol facilities for the production of isobutanol for commercial distribution and sale.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of March 31, 2015, we exclusively licensed rights to approximately 106 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 413 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only approximately 36 of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent as handed down by the Federal Circuit Court and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Several of our issued patents are being challenged in regulatory proceedings before the USPTO. These proceedings may result in the claims being amended or canceled. If the claims are amended or canceled, the scope of our patents claims may be narrowed, which may reduce the scope of protection afforded by our patent portfolio. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

Our management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 because of a material weakness in accounting for certain non-routine aspects of the August Offering. Notwithstanding the material weakness that existed as of March 31, 2015, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with GAAP. Management is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. The Company is implementing enhanced controls and policies with respect to the review and analysis of all working papers of non-routine transactions such as the August Offering. Management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended March 31, 2015 fairly present in all material respects the Company’s financial position, results of operations, and cash flows in accordance with GAAP.

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

As of March 31, 2015, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan Agreement with TriplePoint was approximately $0.7 million and we had $26.1 million in outstanding 2017 Notes, and $24.9 million in outstanding 2022 Notes. In addition, we, and any current and future subsidiaries of ours, may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indentures governing the Convertible Notes. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning Our Securities” section could intensify.

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

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $395.40 and a low of $1.80.

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

As of March 31, 2015, stockholders who beneficially own more than 5% of our outstanding common stock, which consists of two stockholders, collectively have beneficial ownership of approximately 16.1% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. Moreover, certain holders of our outstanding common stock (including shares of our common stock issuable upon the conversion of certain Convertible Notes or upon exercise of certain outstanding warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

Future issuances of our common stock or instruments convertible or exercisable into our common stock, including in connection with conversions of Convertible Notes or exercises of warrants, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.

We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes and/or the exercise of some or all of the warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Additionally, under the terms of certain warrants, in the event that a warrant is exercised at a time when we do not have an effective registration statement covering the underlying shares of common stock on file with the SEC, or within a certain ranges of market prices of our common stock, such warrants must be net exercised, which will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.

As of March 31, 2015, we had $24.9 million in outstanding 2022 Notes, which were convertible into 1,409,575 shares of common stock at the conversion rate in effect on March 31, 2015 (which amount includes 1,117,964 shares of common stock issuable in full satisfaction of the coupon make-whole payments due in connection therewith). The anticipated conversion of the $24.9 million in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have the option to issue common stock to any converting holder in lieu of making any required coupon make-whole payment in cash. If we elect to issue our common stock for such payment, the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. If our stock price decreases, the number of shares we would be required to deliver in connection with the coupon make-whole payments would increase. Given that the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the 2022 Notes or making cash payments in respect of the coupon make-whole payments due upon a conversion, we may be unable to make such payment in cash. If we issue additional shares of our common stock in satisfaction of such payments, this may cause significant additional dilution to our existing stockholders.

As of March 31, 2015, we had $26.1 million in outstanding 2017 Notes, which were convertible into 1,884,362 shares of our common stock at the conversion rate in effect on March 31, 2015. The 1,884,362 shares includes 381,828 shares of common stock that may be issuable from time to time in the event that the Company pays a portion of the interest on the 2017 Notes in kind or elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. The anticipated conversion of the principal amount of the 2017 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2017 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

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

The conversion price of the 2022 Notes can fluctuate in certain circumstances, including in the event that we undertake certain stock dividends, splits, combinations or distributions or if there is a fundamental change prior to the maturity date of the 2022 Notes. In such instances, the conversion price of the 2022 Notes can fluctuate materially lower than the current conversion price of $85.39 per share. The conversion price of the 2017 Notes can fluctuate in certain circumstances, including in the event that there is a dividend or distribution paid on shares of our common stock or a subdivision, combination or reclassification of our common stock. In such instances, the conversion price of the 2017 Notes can fluctuate materially lower than the current conversion price of $17.38 per share.

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

The interest rates of the Convertible Notes can fluctuate in certain circumstances, including in the event of a default of our obligations under the indentures governing the Convertible Notes or the registration rights agreements, if any, entered into in connection with such notes. In addition, the interest on the 2017 Notes will be payable 50% in cash and 50% in kind if (i) no event of default has occurred and is continuing under the indentures governing the 2017 Notes and (ii) the last reported sales price of our common stock on the 10th trading day immediately preceding the relevant interest payment date is more than $16.50 per share (expressed on a split-adjusted basis). As the Company may be required to pay a portion of the interest on the 2017 Notes in kind, by either increasing the principal amount of the outstanding 2017 Notes or issuing additional 2017 Notes, any increase to the interest rate applicable to the 2017 Notes could result in additional dilution to investors in our common stock.

We may not have the ability to pay interest on the Convertible Notes or to repurchase or redeem the Convertible Notes.

If a fundamental change (as defined in the indentures governing the Convertible Notes) occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% plus accrued and unpaid interest, to, but not including, the repurchase date. We would also be required to pay the holders of the 2017 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes to, but not including, the maturity date of such notes. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay any cash amounts that may become due upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, unless we are able to obtain the applicable lender’s consent prior to the taking of such action.

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

We have used, and in the future we may continue to use, stock options, stock grants and other equity-based incentives, either pursuant to the 2010 Plan or outside of the 2010 Plan, to provide motivation and compensation to our directors, officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price.

As of March 31, 2015, there were 223,607 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of the warrants.

As of March 31, 2015, there were 120,636 shares of common stock available for future grant under our 2010 Plan and 76,729 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested.

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

The exercise price for our warrants may not be adjusted for all dilutive events.

The exercise price for our warrants is subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock at a price per share less than the exercise price of the warrants. However, the exercise price may not be adjusted for other events, including the issuance of certain rights, options or warrants, distributions of capital stock, indebtedness, or assets and cash dividends. Accordingly, an event that adversely affects the value of the warrants may occur, and that event may not result in an adjustment to the exercise price.

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

Our affiliates who held our common stock as of March 31, 2015 together control approximately 4.4% of our outstanding common stock. If our affiliates or a group of our affiliates act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, our affiliates, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders and holders of warrants. This concentration of ownership could depress our stock price, which would in turn depress the trading price of the common stock and warrants.

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

We may not be able to comply with all applicable listing requirements or standards of the NASDAQ Capital Market and NASDAQ could delist our common stock.

Our common stock is listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to comply with applicable listing standards. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange. Furthermore, it would be a fundamental change under the indentures governing the Convertible Notes if our common stock is not listed on a national securities exchange. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% plus accrued and unpaid interest to, but not including, the repurchase date. We would also be required to pay the holders of the 2017 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes to, but not including, the maturity date of such notes. Repurchase offers for the 2022 Notes would be prohibited by the agreements governing our secured indebtedness with TriplePoint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10
4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11
4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12
4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.14	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.15	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.16†	Indenture by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB, dated June 6, 2014 (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1
4.17	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.18	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc, the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd.	8-K	001-35073	January 30, 2015	4.1
4.19†	Exchange and Purchase Agreement by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 23, 2014	4.1
4.20	Registration Rights Agreement by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 15, 2014	4.2
4.21	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.22	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.23	2015 Common Stock Unit Series B Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.2
10.1	Second Amendment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated February 16, 2015.	8-K	001-35073	February 17, 2015	10.1
10.2	Consent Under and Fifth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	January 30, 2015	10.1
10.3	Sixth Amendment to Plain English Security Agreement, dated January 28, 2015, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	January 30, 2015	10.2
31.1	Section 302 Certification of the Principal Executive Officer.					X

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Date: May 12, 2015