Form 10-Q
period 2015-06-30
Gevo, Inc.
filed 2015-08-07
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of June 30, 2015, 16,499,378 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$22,528	$6,359
Accounts receivable	2,319	2,361
Inventories	2,902	4,292
Prepaid expenses and other current assets	571	732
Total current assets	28,320	13,744

Property, plant and equipment, net	77,899	81,240
Debt issue costs, net	414	530
Restricted deposits	2,611	2,611
Deposits and other assets	803	803
Total assets	$110,047	$98,928

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,614	$8,588
Current portion of secured debt, net of $24 and $31 discount at June 30, 2015 and December 31, 2014, respectively	309	288
Derivative warrant liability	8,114	3,114
Other current liabilities	-	35
Total current liabilities	15,037	12,025
Long-term portion of secured debt, net of $8 and $18 discount at June 30, 2015 and December 31, 2014, respectively	325	485
2017 Notes recorded at fair value	22,035	25,460
2022 Notes, net	14,312	13,679
Other long-term liabilities	150	315
Total liabilities	51,859	51,964

Commitments and Contingencies (see note 12)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 16,499,378 and 6,641,870 shares issued and outstanding June 30, 2015 and December 31, 2014, respectively	165	66
Additional paid-in capital	383,034	350,196
Deficit accumulated	(325,011)	(303,298)
Total stockholders' equity	58,188	46,964
Total liabilities and stockholders' equity	$110,047	$98,928

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue and cost of goods sold
Ethanol sales and related products, net	$7,955	$5,522	$13,053	$5,522
Hydrocarbon revenue	740	2,018	1,257	2,648
Grant and other revenue	229	181	513	454
Total revenues	8,924	7,721	14,823	8,624
Cost of goods sold	9,898	8,269	19,132	12,949
Gross loss	(974)	(548)	(4,309)	(4,325)

Operating expenses
Research and development	1,765	3,586	3,487	7,691
Selling, general and administrative	3,792	4,898	8,271	9,938
Total operating expenses	5,557	8,484	11,758	17,629

Loss from operations	(6,531)	(9,032)	(16,067)	(21,954)

Other (expense) income
Interest expense	(2,029)	(2,609)	(4,064)	(4,210)
Interest expense - debt issue costs	-	(3,185)	-	(3,185)
Gain on conversion of debt	-	-	285	-
Gain on extinguishment of warrant liability	1,775	-	1,775	-
Gain from change in fair value of embedded derivatives of the 2022 Notes	-	1,480	-	2,744
Gain (loss) from change in fair value of 2017 Notes	(340)	(5,129)	3,425	(5,129)
Gain (loss) from change in fair value of derivative warrant liability	(7,247)	1,321	(7,080)	2,599
Other income	2	(2)	13	7
Total other expense	(7,839)	(8,124)	(5,646)	(7,174)

Net loss	(14,370)	(17,156)	(21,713)	(29,128)

Net loss per share - basic and diluted	$(1.10)	$(3.79)	$(2.03)	$(6.44)
Weighted-average number of common shares outstanding - basic and diluted	13,009,434	4,531,321	10,673,891	4,524,390

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(21,713)	$(29,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of derivative warrant liability	7,080	(2,599)
Gain from change in fair value of embedded derivative of 2022 Notes	-	(2,744)
Gain from change in fair value of 2017 Notes	(3,425)	5,129
Gain on conversion of debt	(285)	-
Gain on extinguishment of warrant liability	(1,775)	-
Stock-based compensation	698	1,503
Depreciation and amortization	3,281	1,604
Non-cash interest expense	1,767	5,365
Changes in operating assets and liabilities:
Accounts receivable	42	(1,727)
Inventories	1,389	(661)
Prepaid expenses and other current assets	160	228
Deposits and other assets	-	(31)
Accounts payable, accrued expenses, and long-term liabilities	(2,104)	(2,159)
Net cash used in operating activities	(14,885)	(25,220)

Investing Activities
Acquisitions of property, plant and equipment	(175)	(3,837)
Proceeds from sales tax refund for property, plant and equipment	144
Restricted certificate of deposit	-	(2,611)
Net cash used in investing activities	(31)	(6,448)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Financing Activities
Payments on secured debt	(131)	(9,622)
Debt and equity offering costs	(2,785)	(3,352)
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	-	19
Proceeds from issuance of common stock and common stock units	23,850	-
Proceeds from the exercise of warrants	10,151	-
Proceeds from issuance of convertible debt, net	-	25,906
Net cash provided by financing activities	31,085	12,951

Net increase (decrease) in cash and cash equivalents	16,169	(18,717)

Cash and cash equivalents
Beginning of period	6,359	24,625
Ending of period	$22,528	$5,908

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing	Six Months Ended June 30,
and financing transactions	2015	2014
Cash paid for interest, net of interest capitalized	$2,297	$2,013
Capitalization of interest, from term to 2017 convertible notes	$-	$201
Non-cash purchase of property, plant and equipment	$15	$400
Conversion of convertible debt to common stock	$2,000	$-
Series A Warrant issuance	$1,437	$-
Series B Warrant issuance	$2,528	$-
Series C Warrant issuance	$1,299	$-

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based primarily on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005. Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010. Through May 2012, Agri-Energy, a wholly owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012. In September 2012, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, the Company modified the Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, the Company resumed the limited production of isobutanol, operating one fermenter and one Gevo Integrated Fermentation Technology® (“GIFT®”) separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, the Company expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify its results with a second configuration of equipment. In October 2013, the Company began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, the Company began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production.   In line with the Company’s strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow the Company to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of potentially favorable ethanol contribution margins. Also with a view to maximizing site cash flows, over certain periods of time, the Company may and has operated the plant for the sole production of ethanol across all four fermenters.

As of  June 30, 2015, the Company continues to conduct research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility and raising capital. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities and build out further isobutanol production capacity, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Financial Condition. For the six months ended June 30, 2015, the Company incurred a consolidated net loss of $21.7 million and had an accumulated deficit of $325.0 million. The Company’s cash and cash equivalents at June 30, 2015 totaled $22.5 million which is primarily being used for the following: (i) operating activities of the Agri-Energy Facility; (ii) operating activities at its corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with its Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between British Petroleum (“BP”), E.I. du Pont de Nemours and Company (“DuPont”), and DuPont and BP Biofuels North America LLC; and (vi) debt service obligations. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Despite the Company’s continued success in meeting isobutanol fermentation targets, including producing isobutanol and ethanol simultaneously, the Company continues to face significant expenses related to its ongoing litigation with Butamax.  While the United States District Court for the District of Delaware (“Delaware District Court”) has temporarily stayed the litigation with Butamax involving certain patents, trials related to other patents are scheduled for August 2015 and April 2016 and the Company expects to incur significant costs preparing for and participating in these upcoming trials. The Company continues to believe that the Butamax complaints are without merit.  However, if it is unable to raise the significant funds that will be required for it to continue to defend its freedom to operate, the Company could be forced to change its business strategy which may include one or more of the following:  (i) terminating the research and development, manufacture, sale and use of products that include the subject intellectual property; (ii) conducting research and development and manufacturing any products that include the subject intellectual property outside of the United States; (iii) shifting its focus to the production of ethanol and/or the development of hydrocarbon products, including those that can be produced from ethanol; or (iv) pursuing strategic alternatives, including the monetization of some or all of the Company’s assets, in order to maximize stockholder value.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2015 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended (the “Annual Report”).

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

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014‑09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  Early adoption is not permitted. On July 9, 2015, the FASB Board voted to delay the implementation of ASU 2014-09 by one year to December 15, 2017.  The Company is currently evaluating the impact of adopting ASU 2014‑09.

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

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the six months ended June 30, 2015 and 2014 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	As of June 30,
	2015	2014
Warrants to purchase common stock	4,023,861	1,504,237
2017 Notes	1,502,532	1,502,532
2022 Notes	291,612	315,034
Outstanding options to purchase common stock	221,679	258,238
Unvested restricted common stock	48,633	61,035
Total	6,088,317	3,641,075

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	June 30,	December 31,
	2015	2014
Raw materials
Corn	$147	$1,369
Enzymes and other inputs	261	344
Finished goods	570	525
Work in process	535	610
Spare parts	1,389	1,444
Total inventories	$2,902	$4,292

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful	June 30,	December 31,
	Life	2015	2014
Construction in progress	-	$440	$440
Plant machinery and equipment	10 years	13,400	13,367
Site improvements	10 years	7,035	7,015
Retrofit asset	20 years	65,457	65,601
Lab equipment, furniture and fixtures and vehicles	5 years	6,394	6,385
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,512	1,490
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,144	2,144
Total property, plant and equipment		102,522	102,582
Less accumulated depreciation and amortization		(24,623)	(21,342)
Property, plant and equipment, net		$77,899	$81,240

Included in cost of goods sold is depreciation of $1.4 million and $0.5 million during the three months ended June 30, 2015 and 2014, respectively, and $2.9 million and $1.1 million during the six months ended June 30, 2015 and 2014, respectively.

Included in operating expenses is depreciation of $0.2 million and $0.2 million during the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.5 million during the six months ended June 30, 2015 and 2014, respectively.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the inputs to the lattice model that were used to value the embedded derivative.

	June 30,	December 31,
	2015	2014
Stock price	$3.27	$4.80
Conversion Rate	11.7113	11.7113
Conversion Price	$85.39	$85.39
Maturity date	July 1, 2022	July 1, 2022
Risk-free interest rate	2.07%	2.00%
Estimated stock volatility	118%	87%
Estimated credit spread	34%	20%

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

	June 30,	December 31,
	2015	2014
Fair value of Convertible Notes:
With the embedded derivatives	$15,264	$19,449
Without the embedded derivatives	15,264	19,449
Estimated fair value of the embedded derivatives	$-	$-

Derivative Warrant Liability

In December 2013, the Company sold 1,420,250 shares of the Company’s common stock and warrants to purchase an additional 1,420,250 shares of the Company’s common stock (the “2013 Warrants”). The agreement governing the 2013 Warrants includes the following terms:

•

the 2013 Warrants have an exercise price, after applicable adjustments, of $12.65 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2013 Warrants;

•	the 2013 Warrants have an expiration date of December 16, 2018;
•

a holder of 2013 Warrants may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the 2013Warrants through a cash exercise;

•

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

•

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In August 2014, the Company sold 2,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock (the “2014 Warrants”). The agreement governing the 2014 Warrants includes the following terms:

•

the 2014 Warrants have an exercise price, after applicable adjustments, of $8.30 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2014 Warrants;

•	the 2014 Warrants have an expiration date of August 5, 2019;
•

a holder of the 2014 Warrants may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the 2014 Warrants through a cash exercise;

•

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

•

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

In February 2015, the Company sold 2,216,667 shares of the Company’s common stock, Series A warrants to purchase an additional 2,216,667 shares of the Company’s common stock (the “2015 Series A Warrants”), and Series B warrants to purchase an additional 2,216,667 shares of the Company’s common stock (the “2015 Series B Warrants”).

The agreement governing the 2015 Series A Warrants includes the following terms:

•

the 2015 Series A Warrants have an exercise price, after applicable adjustments, of $3.75 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2015 Series A Warrants;

•	the 2015 Series A Warrants have an expiration date of February 3, 2020;
•

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

•

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

•

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

•

the 2015 Series B Warrants have an exercise price of $3.00 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2015 Series A Warrants;

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

•	the 2015 Series B Warrants have an expiration date of August 3, 2015;
•

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

•

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

•

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

•

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

In May 2015, the Company sold 4,300,000 shares of the Company’s common stock and Series C warrants to purchase an additional 430,000 shares of the Company’s common stock (the “2015 Series C Warrants” and together with the 2015 Series A Warrants and the 2015 Series B Warrants, the “2015 Warrants”).

The agreement governing the 2015 Series C Warrants includes the following terms:

•

the 2015 Series C Warrants have an exercise price of $5.50 per share, subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the 2015 Series C Warrants;

•	the 2015 Series C Warrants have an expiration date of May 19, 2020;
•

a holder of the 2015 Series C Warrants may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the 2015 Series C Warrants through a cash exercise;

•

the exercise price and the number and type of securities purchasable upon exercise of the 2015 Series C Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

•

in the event of an extraordinary transaction (as defined in the agreement governing the 2015 Series C Warrants), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, the Company or any successor entity will pay the 2015 Series C Warrants holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the 2015 Series C Warrants.

Based on these terms, the Company has determined that the 2013 Warrants, the 2014 Warrants, and the 2015 Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $8.1 million and $3.1 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of the 2015 Warrants as of their respective issuance

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

dates was $5.2 million and was recorded as a derivative warrant liability and a reduction of additional paid-in capital on the consolidated balance sheets. The increase in the estimated fair value of the Warrants represents an unrealized loss which has been recorded as a loss from the change in fair value of derivative warrant liability in the consolidated statements of operations.

During the six months ended June 30, 2015, Warrants were exercised as described below:

	Six Months Ended June 30, 2015
	Common Stock	Proceeds
2013 Warrants	304,756	$1,057,010
2014 Warrants	610,765	2,204,540
2015 Series A Warrants	321,665	1,302,750
2015 Series B Warrants	1,907,773	5,586,564
2015 Series C Warrants	-	-
	3,144,960	$10,150,863

In May 2015, certain holders of the 2013 Warrants agreed to exercise some or all of their 2013 Warrants for cash, at the then-current exercise price of $15.30 per share. As an inducement to exercise the 2013 Warrants, the Company agreed to pay each such holder a cash inducement fee in an amount equal to $11.55 for each share of common stock issued upon such exercise, which resulted in net proceeds to the Company of $3.75 per share. In addition, certain holders of the 2014 Warrants agreed to exercise some or all of their 2014 Warrants for cash, at the then-current exercise price of $9.60 per share. As an inducement to exercise the 2014 Warrants, the Company agreed to pay each such holder a cash inducement fee in an amount equal to $5.85 for each share of common stock issued upon such exercise, which resulted in net proceeds to the Company of $3.75 per share. The Company received aggregate proceeds, net of inducement fees, of approximately $3.43 million from the exercises of the 2013 Warrants and 2014 Warrants described above.

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	June 30,	December 31,
	2015	2014
Accounts payable — trade	$1,541	$2,639
Accrued legal-related fees	2,392	2,944
Accrued employee compensation	626	801
Accrued interest	934	1,009
Other accrued liabilities *	1,121	1,195
Total accounts payable and accrued liabilities	$6,614	$8,588

* Other accrued liabilities consists of franchise taxes, property taxes, short term capital lease, audit fees, and a variety of other expenses including software, legal fees, etc. none of which individually represent greater than 5% of total current liabilities.

7. Senior Secured Debt, Secured Debt and 2022 Notes

Senior Secured Debt

In May 2014, the Company entered into a term loan agreement (the “Loan Agreement”) with the lenders party thereto from time to time (each, a “Lender” and collectively, the “Lenders”) and Whitebox Advisors, LLC, as administrative agent for the Lenders (“Whitebox”), with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more senior secured term loans to the Company in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement (collectively, the “Term Loan”). The first advance of the Term Loan in the amount of $22.8 million (the “First Advance”), net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was made to the Company in May 2014. Also in May 2014, the Company and its subsidiaries entered into an Exchange and Purchase Agreement (the “Exchange and Purchase Agreement”) with WB Gevo, Ltd. and the other Lenders party thereto from time to time and Whitebox, in its capacity as administrative agent for the Lenders. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were given the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for the Company’s

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

2017 Notes (as defined below), which are convertible into shares of the Company’s common stock.  While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 10% convertible senior secured notes due 2017 (the “2017 Notes” and, together with the 2022 Notes, the “Convertible Notes”), together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share or 0.0576 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable 5% in cash and, under certain circumstances, 5% in kind and capitalized and added to the principal amount of the 2017 Notes. While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of June 30, 2015, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

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

The Company has the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of its common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable conversion price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at its election. The Company did not require any holders to convert in 2014 and has not required any holders to convert through the six months ended June 30, 2015.

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

On January 28, 2015 and May 13, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

On June 1, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit (a) the execution, delivery, and performance of the FCStone Agreements (as defined below) and the related Guaranty (as defined below), (b) the incurrence of indebtedness by the Company and Agri-Energy pursuant thereto and (c) the making of the investments by the Company and Agri-Energy thereunder.

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

The Company has elected the fair value option for accounting of the Term Loan and 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at June 30, 2015 of $26.1 million has been recorded at its estimated fair value of $22.0 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at June 30, 2015. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $4.1 million has been recognized in subsequent periods in connection with the election of the fair value option.  Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain (loss) from change in fair value of 2017 Notes in the consolidated statements of operations. The fair value of the 2017 Notes at the issuance date were equal to the net proceeds from the loan.  During the six months ended June 30, 2015, the Company incurred cash interest expense of $1.3 million.

The following table sets forth the inputs to the lattice model that were used to value the Term Loan and 2017 Notes for which the fair value option was elected.

	June 30,	December 31,
	2015	2014
Stock price	$3.27	$4.80
Conversion Rate	57.6	57.6
Conversion Price	$17.38	$17.38
Maturity date	March 15, 2017	March 15, 2017
Risk-free interest rate	0.54%	0.80%
Estimated stock volatility	118.0%	87.0%
Estimated credit spread	27.0%	15.0%

The following table sets forth information pertaining to the Term Loan and 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of Term Loans	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2013	$-	$-	$-	$-
Issuance of Term Loan	25,907	-	-	25,907
Exchange of Term Loan for 2017 Notes	(25,907)	25,907	-	-
Non-cash paid-in-kind interest expense	-	201	-	201
Gain from change in fair value of debt	-	-	(648)	(648)
Balance - December 31, 2014	$-	$26,108	$(648)	$25,460

Gain from change in fair value of debt	-	-	(3,425)	(3,425)
Balance - June 30, 2015	$-	$26,108	$(4,073)	$22,035

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the Term Loan and 2017 Notes. For example, the estimated fair value will generally decrease with; (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the six months ended June 30, 2015, represents an unrealized gain which has been recorded as gain from change in fair value of 2017 Notes in the consolidated statements of operations.

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	June 30,	December 31,
	2015	2014
Secured debt
TriplePoint - May 2014 Advance	$666	$822
Total secured debt	666	822
Less:
Unamortized debt discounts	(32)	(49)
	634	773
Less current portion of debt	(309)	(288)
Long-term portion of debt	$325	$485

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

June 2012 Amendments. In June 2012, the Company entered into (i) an amendment (the “Security Agreement Amendment”) to the Gevo Security Agreement and (ii) an amendment (the “Gevo Loan Amendment”) to the loan and security agreement entered into by Gevo, Inc. with TriplePoint in August 2010. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things, permitted the issuance of the 2022 Notes.

December 2013 Amendments. In December 2013, Gevo, Inc. entered into additional amendments to certain of its existing agreements with TriplePoint to, among other things:

•	permit the issuance of warrants associated with the Company’s December 2013 offering of common stock units;

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

•	waive any prepayment premium (but not any end-of-term payment) with respect to the Original Agri-Energy Loan Agreement and the Amended Agri-Energy Loan Agreement;
•	expand the events of default to add as an event of default the repurchase of the warrants;
•	grant TriplePoint a lien and security interest in all of the intellectual property of the Company;
•

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of June 30, 2015 are exercisable in the aggregate for 25,894 shares of the Company’s common stock, to reflect an exercise price equal to $17.70 per share; and

•

during the period beginning January 2015, and continuing through and including the final monthly installment due under the Amended Agri-Energy Loan Agreement, adjust the monthly payment due and payable to 50% of the fully amortizing amount of principal and interest otherwise due and payable for such month, applied first to outstanding accrued interest and then to principal, with the remaining 50% portion of such required payments of principal and interest for such month accruing and made due and payable at the time of the final monthly installment.

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

As part of the 2014 Amendment, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint. At June 30, 2015, the amended loan agreement had a principal balance of $0.6 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of June 30, 2015, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement

On July 31, 2014, the Company entered into amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of warrants and the incurrence of indebtedness by the Company under such warrants.

On January 28, 2015, and May 13, 2015, the Company entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Principal Amount of 2022 Notes	Debt Discount	Total
Balance - December 31, 2013	$3,470	$26,900	$(15,869)	$14,501
Amortization of debt discount	-	-	2,648	2,648
Gain from change in fair value of embedded derivatives	(3,470)	-	-	(3,470)
Balance - December 31, 2014	$-	$26,900	$(13,221)	$13,679
Amortization of debt discount	-	-	2,633	2,633
Conversion		(2,000)	-	(2,000)
Balance - June 30, 2015	$-	$24,900	$(10,588)	$14,312

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the six months ended June 30, 2015, the Company recorded $1.7 million of expense related to the amortization of debt discounts and issue costs and $1.0 million of expense related to the conversion of debt and recorded $0.9 million of interest expense related to the 2022 Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. During the six months ended June 30, 2015, no holders of the 2022 Notes elected to convert notes.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

If there is an Event of Default (as defined in the Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.  There have been no events of default as of June 30, 2015.

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. In August 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement, with automatic one-year renewals thereafter, with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. Since beginning operations of the side-by-side configuration of our plant, the Company has sold marginal amounts of isobutanol, including during the period ended June 30, 2015.  No amounts were recorded for the six months ended June 30, 2015.

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through December 31, 2012, during the year ended December 31, 2014, and during the six months ended June 30, 2015 was sold to C&N pursuant to an ethanol purchase and marketing agreement.  The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force. The term of the agreement was through December 30, 2012. In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of biojet fuel. In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons. In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of biojet fuel. During the six months ended June 30, 2015, the Company recorded $0.4 million of revenue associated with shipments of biojet fuel under these contracts.  In July 2015, the Company made the final shipment of biojet fuel under its contracts with the Defense Logistics Agency.

Development and Commercialization Agreements

Development and Commercialization Agreements with ICM, Inc. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri, the demonstration plant. The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be canceled by either party with 30 days prior written notice. The Company did not incur any costs relating to the demonstration plant during the six months ended June 30, 2015 or 2014.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

The license agreement contains five milestone payments totaling approximately $4.3 million that are payable by the Company after each milestone is completed. During 2009, two milestones were completed and the Company recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, the Company completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than 12 months from the date that it was incurred. As of December 2012, the Company had not completed milestone number four. However, under the terms of the agreement, the Company was entitled to pay a $0.5 million license fee in lieu of completing milestone number four. This fee was paid in March 2013 through the issuance of 250,000 shares of the Company’s common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of June 30, 2015 and no amount has been recorded as a liability for this milestone.

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

Other Significant Agreements

In May 2015, the Company entered into a strategic alliance agreement with Alaska Airlines. Pursuant to the terms of this agreement, Alaska Airlines agreed to purchase an initial quantity of the Company’s renewable jet fuel once ASTM D7655 certification is secured. In the event that the Company does not secure ASTM certification by December 31, 2015, the agreement will automatically terminate unless the Company and Alaska Airlines agree in writing to an extension. The agreement does not obligate Alaska Airlines to purchase any additional quantity of jet fuel in addition to the amount initially purchased.

In June 2015, Agri-Energy entered into a Price Risk Management, Origination and Merchandising Agreement (the “Origination Agreement”) with FCStone Merchant Services, LLC (“FCStone”) and a Grain Bin Lease Agreement with FCStone (the “Lease Agreement” and, together with the Origination Agreement, the “FCStone Agreements”). Pursuant to the Origination Agreement, FCStone will originate and sell to Agri-Energy, and Agri-Energy will purchase from FCStone, the entire volume of corn grain used by Agri-Energy’s plant in Luverne, Minnesota. The initial term of the Origination Agreement will continue for a period of eighteen months and will automatically renew for additional terms of one year unless Agri-Energy gives notice of non-renewal to FCStone. FCStone will receive an origination fee for purchasing and supplying Agri-Energy with all of the corn used by Agri-Energy’s plant in Luverne, Minnesota. As security for the payment and performance of all indebtedness, liabilities and obligations of Agri-Energy to FCStone, Agri-Energy granted to FCStone a security interest in the corn grain stored in grain storage bins owned and operated by Agri-Energy (“Storage Bins”) and leased to FCStone pursuant to the Lease Agreement. Pursuant to the Lease Agreement, FCStone will lease Storage Bins from Agri-Energy to store the corn grain prior to title of the corn grain transferring to Agri-Energy upon Agri-Energy’s purchase of the corn grain. FCStone agrees to lease Storage Bins sufficient to store 700,000 bushels of corn grain and agrees to pay to Agri-Energy $175,000 per year. The term of the Lease Agreement will run concurrently with the Origination Agreement, and will be extended, terminated, or expire in accordance with the Origination Agreement. The Company also entered into an unsecured guaranty (the “Guaranty”) in favor of FCStone whereby the Company guaranteed the obligations of Agri-Energy to FCStone under the Origination Agreement. The Guaranty shall terminate on the earlier to occur of (a) April 15, 2020 or (b) termination of the Origination Agreement.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In June 2011, the Company announced that it had successfully produced fully renewable and recyclable polyethylene terephthalate (“PET”) in cooperation with Toray Industries, Inc. (“Toray Industries”). Working directly with Toray Industries, the Company employed prototypes of commercial operations from the petrochemical and refining industries to make para-xylene from isobutanol. Toray Industries used the Company’s bio-para-xylene (“bio-PX”) and commercially available renewable mono ethylene glycol to produce fully renewable PET films and fibers. In June 2012, the Company entered into a definitive agreement with Toray Industries, as amended in October 2013, for the joint development of an integrated supply chain for the production of bio-PET. Pursuant to the terms of the agreement with Toray Industries, the Company received $1.0 million which was used by the Company for the design and construction of a demonstration plant. In May 2014, the Company successfully shipped the requisite volumes of bio-PX associated with its contract with Toray Industries (and, as a result, the Company recognized the $1.0 million, as well as revenue associated with the sale of the bio-PX, as a component of hydrocarbon revenue during the six months ended June 30, 2014).

In December 2011, the Company entered into a commercial off-take and marketing agreement with Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”) for the sale of iDGs™ produced by the Agri-Energy Facility. Land O’ Lakes Purina Feed provides farmers and ranchers with an extensive line of agricultural supplies (feed, seed, and crop protection products) and services. Pursuant to the agreement, Land O’Lakes Purina Feed will be the exclusive marketer of the Company’s iDGs™ and modified wet distiller’s grains for the animal feed market. The agreement has an initial three-year term following the first commercial sales of iDGs™ with automatic one-year renewals thereafter unless terminated by one of the parties. Further, the Company’s plans to work with Land O’Lakes Purina Feed to explore opportunities to upgrade the iDGs™ for special value-added applications in feed markets. Since beginning operations of the side-by-side configuration of our plant, the Company has sold marginal amounts of iDGs™, including during the period ended June 30, 2015. No amounts were recorded for the period ended June 30, 2015. Land O’Lakes Purina Feed also provides marketing services for the sale of the Company’s ethanol distiller grains.

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

Gevo, Inc. made capital contributions to Gevo Development of $3.6  million during the six months ended June 30, 2015 and $13.7  million during the six months ended June 30, 2014.

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

	Three Months Ended June 30,
	2015	2014
Gevo Development Net Loss	$(2,264)	$(4,065)

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

Since its formation, Gevo Development was previously considered a variable interest entity, however, is now a wholly owned subsidiary. Gevo, Inc., the primary beneficiary of Gevo Development, has both (i) the power to direct the activities of Gevo Development that most significantly impact Gevo Development’s economic performance and (ii) the obligation to absorb losses of Gevo Development that could potentially be significant to Gevo Development or the right to receive benefits from Gevo Development that could potentially be significant to Gevo Development. As such, Gevo Development is consolidated. The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary. As of June 30, 2015, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, as of June 30, 2015, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid. No gain or loss was recognized by the Company upon the initial consolidation of Gevo Development.

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

As of June 30, 2015, the Company has incurred $0.4 million in preliminary project engineering and permitting process costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets.

11. Stock-Based Compensation

The Company records expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and employee stock purchase plan awards
Research and development	$29	$128	$74	$259
Selling, general and administrative	76	225	175	539

Restricted stock awards
Research and development	80	87	181	271
Selling, general and administrative	111	198	268	434
Total stock-based compensation	$296	$638	$698	$1,503

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

On January 24, 2012, the Company filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “’808 Patent”) entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ’808 Patent claims methods to produce a C3-C6 alcohol—for example, isobutanol—through fermentation and to recover that alcohol from the fermentation medium. The Company sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On May 8, 2013, the Company stipulated and agreed to dismiss without prejudice the ’808 Patent suit against Butamax, DuPont, and their respective affiliates, with each side bearing its own costs and fees in the action. The Company and Butamax further stipulated and agreed that the Company shall not re-assert the ’808 Patent against Butamax, DuPont, or their respective affiliates until a final Certificate of Reexamination is received from the U.S. Patent and Trademark Office (“USPTO”) in Inter Partes Reexamination Control No. 95/000,666.

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

On September 25, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01200-SLR, alleging that the Company is infringing U.S. Patent No. 8,273,558 (the “’558 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.  Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on August 24, 2015.

On October 8, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01300-SLR, alleging that the Company is infringing U.S. Patent No. 8,283,144 (the “’144 Patent”), entitled “Fermentive Production of Four Carbon Alcohols.  Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on August 24, 2015.

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

On February 18, 2014, the Federal Circuit Court vacated the Delaware District Court’s denial of Butamax’s motion for summary judgment of literal infringement of the asserted claims of the ’188 Patent and the ’889 Patent and remanded the question of

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

infringement to the Delaware District Court for reconsideration under a revised claim construction. The Federal Circuit Court also vacated and remanded the Delaware District Court’s grant of Gevo’s motion for summary judgment of noninfringement under the doctrine of equivalents. The Federal Circuit Court also reversed the Delaware District Court’s grant of Gevo’s motion for summary judgment of invalidity for lack of a written description of claims 12 and 13 of the ’889 Patent and the Delaware District Court’s order that those same claims are invalid for lack of enablement. The remanded trial for the ’188 and ’889 patents in the Delaware District Court was scheduled to be held on July 21, 2014. On April 22, 2014, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States (the “U.S. Supreme Court”) to appeal the Federal Circuit Court decision. On April 25, 2014, the Company filed a motion to stay the Delaware District Court’s July 21, 2014 trial pending the disposition of the Company’s Petition for Writ of Certiorari with the U.S. Supreme Court and any follow-on proceedings.

On July 11, 2014, the Delaware District Court granted the Company’s motion to stay the patent litigation on the ‘188 Patent and ‘889 Patent. The District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the Delaware District Court was based on the status of the Company’s Petition for Writ of Certiorari with the U.S Supreme Court.  Oral arguments in Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc. (the “Teva Case”) occurred on October 15, 2014 and on January 20, 2015, the U.S. Supreme Court ruled in Teva’s favor and determined that the Federal Circuit Court must now apply the “clear error” standard of review and cannot set aside District Courts’ findings of fact unless they were clearly erroneous.  On January 26, 2015, the U.S. Supreme Court ruled in Gevo’s favor, vacated an earlier Federal Circuit Court ruling on the interpretation of key Butamax patent claims and remanded the case back to the Federal Circuit Court for consideration in light of the new “clear error” standard of appellate review that was decided in the Teva Case.

On February 18, 2014, the Delaware District Court granted Gevo’s motion to stay the litigation regarding Gevo’s ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during inter partes re-examination of those patents.

On August 3, 2015, the Delaware District Court issued its determinations concerning several pending motions for summary judgment in Case Nos. 12-1036-SLR; 12-1200-SLR; and 12-1300-SLR.  Specifically, the Court denied all of Butamax’s motions for summary judgment that we infringed various claims of the ‘878 Patent, the ‘558 Patent, and the ‘144 Patent.  The Delaware District Court granted one of the Company’s motions for summary judgment of invalidity regarding the asserted claims of the ‘878 Patent, finding that the claims are not definite.  The Delaware District Court granted the Company’s motion for summary judgment that claim 3 of the ‘878 Patent was not infringed under the doctrine of equivalents, and the Delaware District Court granted the Company’s motion for summary judgment of no willful infringement.  Disputes of fact regarding infringement and invalidity of the asserted claims of the ‘144 and ‘558 Patents remain unresolved and are set to be determined during a trial set for August 24, 2015.

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2015 and December 31, 2014, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2015 or as of December 31, 2014.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

While the Company believes that its valuation methods, as set forth below, are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. The Company incurred a write-down of inventory of $0.1 million during the six months ended June 30, 2015.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.

The TriplePoint – May 2014 Advance has a principle balance of $0.7 million with an estimated fair value of $0.6 million.

2017 Notes.  The Company has estimated the fair value of the 2017 Notes, to be $22.0 million and $25.5 million at June 30, 2015 and December 31, 2014, respectively, based upon Level 2 inputs, including the market price of the Company’s common stock.  The Company has valued the 2017 Notes and all of its components using the fair value option as there are no embedded instruments which qualify for equity presentation.  See Note 7 for the fair value inputs used to estimate the fair value of the 2017 Notes. On the date of issuance in May 2014, the 2017 Notes were a term loan and recorded at fair value.

2022 Notes Embedded Derivative. The Company has estimated the fair value of the 2022 Notes, including the embedded derivative, to be $15.2 million and $19.4 million at June 30, 2015 and December 31, 2014, respectively, based upon Level 2 inputs, including the market price of the 2022 Notes derived from actual trades of the 2022 Notes. The Company has estimated the fair value of the embedded derivative on a stand-alone basis to be $0.0 million at June 30, 2015 and December 31, 2014, based upon Level 2 inputs. See Note 5 above for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. In December 2013, the Company issued 2013 Warrants to purchase 1,420,250 shares of the Company’s common stock. Based on the terms of the 2013 Warrants, the Company determined that the 2013 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2013 Warrants as of December 31, 2014 to be $1.4 million based upon Level 3 inputs, utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model. The Company determined the estimated fair value of the 2013 Warrants as of June 30, 2015 to be $1.6 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model.

In August of 2014, the Company issued 2014 Warrants to purchase 1,000,000 shares of the Company’s common stock.  Based on the terms of the 2014 Warrants, the Company determined that the 2014 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2014 Warrants as of June 30, 2015 to be $0.7 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2014 Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2014 Warrants as of June 30, 2015 due to the lack of market trades of the 2014 Warrants on June 30, 2015.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In February of 2015, the Company issued 2015 Series A Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the 2015 Series A Warrants, the Company determined that the 2015 Series A Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2015 Series A Warrants at the issuance date of February 3, 2015 to be $1.4 million and as of June 30, 2015 to be $4.6 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2015 Series A Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2015 Series A Warrants as of February 3, 2015 and June 30, 2015 due to the lack of market trades of the 2015 Series A Warrants around those respective dates.

In February of 2015, the Company issued 2015 Series B Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the 2015 Series B Warrants, the Company determined that the 2015 Series B Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2015 Series B Warrants at the issuance date of February 3, 2015 to be $2.5 million and as of June 30, 2015 to be $0.1 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2015 Series B Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2015 Series B Warrants as of February 3, 2015 and June 30, 2015 due to the lack of market trades of the 2015 Series B Warrants around those respective dates.

In May of 2015, the Company issued 2015 Series C Warrants to purchase 430,000 shares of the Company’s common stock.  Based on the terms of the 2015 Series C Warrants, the Company determined that the 2015 Series C Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2015 Series C Warrants at the issuance date of May 19, 2015 to be $1.3 million and as of June 30, 2015 to be $1.0 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2015 Series C Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2015 Series C Warrants as of May 19, 2015 and June 30, 2015 due to the lack of market trades of the 2015 Series C Warrants around those respective dates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Gevo	$969	$2,216	$1,770	$3,102
Gevo Development / Agri-Energy	7,955	5,505	13,053	5,522
Consolidated	$8,924	$7,721	$14,823	$8,624

Loss from operations:
Gevo	$(4,440)	$(5,979)	$(9,664)	$(13,833)
Gevo Development / Agri-Energy	(2,091)	(3,053)	(6,403)	(8,121)
Consolidated	$(6,531)	$(9,032)	$(16,067)	$(21,954)

Interest expense:
Gevo	$2,003	$4,789	$4,010	$5,913
Gevo Development / Agri-Energy	26	1,005	54	1,482
Consolidated	$2,029	$5,794	$4,064	$7,395

Depreciation expense:
Gevo	$202	$239	$413	$480
Gevo Development / Agri-Energy	1,417	539	2,868	1,124
Consolidated	$1,619	$778	$3,281	$1,604

Acquisitions of plant, property and equipment:
Gevo	$-	$17	$2	$49
Gevo Development / Agri-Energy	49	951	173	3,788
Consolidated	$49	$968	$175	$3,837

	June 30,	December 31,
	2015	2014
Total assets:
Gevo	$108,212	$95,680
Gevo Development / Agri-Energy	39,464	49,961
Intercompany eliminations	(37,629)	(46,713)
Consolidated	$110,047	$98,928

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

GIFT® is designed to permit (i) the retrofit of existing ethanol capacity to produce isobutanol, ethanol or both products simultaneously, or (ii) the addition of renewable isobutanol or ethanol production capabilities to a facility’s existing ethanol production by adding additional fermentation capacity side-by-side with the facility’s existing ethanol fermentation capacity (collectively referred to as “Retrofit”). Having the flexibility to switch between the production of isobutanol and ethanol, or produce both products simultaneously, should allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. GIFT® is also designed to allow relatively low capital expenditure Retrofits of existing ethanol facilities, enabling a potentially rapid route to isobutanol production from the fermentation of renewable feedstocks. We believe that our production route will be cost-efficient and will enable rapid deployment of our technology platform and allow our isobutanol and related renewable products to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

We expect that the combination of our efficient proprietary technology, our marketing focus on providing drop-in substitutes for incumbent petrochemical products and our relatively low capital investment Retrofits will mitigate many of the historical issues associated with the commercialization of renewable chemicals and fuels.

Financial Condition

For the three and six months ended June 30, 2015, we incurred a consolidated net loss of $14.4 million and $21.7 million respectively, and had an accumulated deficit of $325.0 million at June 30, 2015.  Our cash and cash equivalents at June 30, 2015 totaled $22.5 million which is primarily being used for the following: (i) operating activities of our plant located in Luverne, Minnesota (“Agri-Energy Facility”); (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between British Petroleum (“BP”) and E.I. du Pont de Nemours and Company (“DuPont”), and DuPont and BP Biofuels North America LLC; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Agri-Energy

In September 2010, we acquired the Agri-Energy Facility which we have Retrofitted for the production of isobutanol. As of June 30, 2015, we have incurred capital costs of approximately $65.6 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, or produce both products simultaneously, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of positive ethanol contribution margins currently available in the marketplace. Also, with a view to maximizing site cash flows, over certain periods of time, we may and have operated the plant for the sole production of ethanol across all four fermenters.

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

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three and six months ended June 30, 2015 and 2014, we generated revenue primarily from: (i) the sale of ethanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel, isooctane and bio-paraxylene (“bio-PX”) derived from our isobutanol; and (iii) government grants and research and development programs..

Cost of Goods Sold and Gross Loss

Cost of goods sold during the three and six months ended June 30, 2015 and 2014 primarily includes costs directly associated with ethanol and isobutanol production at the Agri-Energy Facility such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs.  Direct materials include corn feedstock, yeast, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Other operating costs include utilities and natural gas usage. We periodically enter into forward purchase contracts and exchange-traded futures contracts associated with corn and natural gas. No such contracts have occurred in 2015.  Accordingly, our cost of goods sold may also include gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts.

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

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014 (in thousands)

	Three Months Ended June 30,
	2015	2014	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$7,955	$5,522	$2,433
Hydrocarbon revenue	740	2,018	(1,278)
Grant and other revenue	229	181	48
Total revenues	8,924	7,721	1,203

Cost of goods sold	9,898	8,269	1,629

Gross loss	(974)	(548)	(426)

Operating expenses
Research and development	1,765	3,586	(1,821)
Selling, general, administrative and other	3,792	4,898	(1,106)
Total operating expenses	5,557	8,484	(2,927)

Loss from operations	(6,531)	(9,032)	2,501

Other (expense) income
Interest expense	(2,029)	(2,609)	580
Interest expense - debt issue costs	-	(3,185)	3,185
Gain on extinguishment of warrant liability	1,775	-	1,775
Gain from change in fair value of embedded derivatives of the 2022 Notes	-	1,480	(1,480)
Loss from change in fair value of the 2017 Notes	(340)	(5,129)	4,789
Gain (loss) from change in fair value of derivative warrant liability	(7,247)	1,321	(8,568)
Other income (expense)	2	(2)	4
Total other expense	(7,839)	(8,124)	285

Net loss	$(14,370)	$(17,156)	$2,786

Revenues. During the three months ended June 30, 2015, we recognized revenue of $8.0 million associated with the sale of 4.1 million gallons of ethanol, as well as isobutanol and related products, an increase in revenue of $2.4 million from the quarter ending

June 30, 2014.  Hydrocarbon revenue decreased during the three months ended June 30, 2015 primarily as a result of the shipment of bio-PX to Toray Industries, Inc. (“Toray Industries”) in May 2014 for which we recognized $1.5 million of revenue.

Cost of goods sold. Our cost of goods sold during the three months ended June 30, 2015 included $8.5 million associated with the production of ethanol, isobutanol and related products and $1.4 million in depreciation expense. Cost of goods sold increased during the three months ended June 30, 2015 primarily due to increased production of ethanol from the prior year.

Research and development. Research and development expenses decreased during the three months ended June 30, 2015 primarily due to a $1.3 million decrease related to reduced employee related expenses, consultant and contract staff expenses, and a $0.4 million decrease in lab consumables.

Selling, general and administrative expense. The decrease in selling, general and administrative expenses during the three months ended June 30, 2015 primarily resulted from decreases of $0.4 million in professional, legal, and consulting expenses and $0.7 million in employee related compensation expenses.

Interest expense. Interest expense decreased by $3.7 million during the three months ended June 30, 2015 primarily resulting from decreases in non-cash accrued interest expense and a decrease in interest expense associated with the private debt financing with Whitebox Advisors, LLC (“Whitebox”).

Gain on extinguishment of warrant liability.  During the three months ended June 30, 2015, we incurred gains of $1.7 million resulting from inducement payments made in connection with exercises of the warrants to purchase shares of the Company’s common stock issued in December 2013 (the “2013 Warrants”) and the warrants to purchase shares of the Company’s common stock issued in August 2014 (the “2014 Warrants”). This is the result of the fair value of the derivative warrant liability for the 2013 and 2014 Warrants and the cash received being greater than the fair value of the shares issued upon exercise.

Loss from change in fair value of derivative warrant liability. In December 2013, August 2014, February 2015, and May 2015 we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the three months ended June 30, 2015 the estimated fair value of the derivative warrant liability increased primarily associated with the increase in the price of our common stock between March 31, 2015 and June 30, 2015 and the exercise of warrants during the period.  As a result, the Company reported a $7.2 million loss during the three months ended June 30, 2015.

Loss from change in fair value of 2017 Notes. During the three months ended June 30, 2015, we reported a $0.3 million loss associated with the increase in fair value of the 10% convertible senior secured notes due 2017 (the”2017  Notes”), primarily a result of an increase in the price of our common stock between March 31, 2015 and June 30, 2015.

Gain from change in fair value of embedded derivatives of 2022 Notes.  During the three months ended June 30, 2014, we reported a $1.5 million gain associated with the decrease in fair value of the 2022 Notes, primarily a result of a decrease in the price of our common stock between issuance of the 2022 Notes in May of 2014 and June 30, 2014.  There was no loss recorded in 2015 as the derivatives have had no meaningful value since the third quarter of 2014.

Comparison of the six months ended June 30, 2015 and 2014 (in thousands)

	Six Months Ended June 30,
	2015	2014	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$13,053	$5,522	$7,531
Hydrocarbon revenue	1,257	2,648	(1,391)
Grant and other revenue	513	454	59
Total revenues	14,823	8,624	6,199

Cost of goods sold	19,132	12,949	6,183

Gross loss	(4,309)	(4,325)	16

Operating expenses
Research and development	3,487	7,691	(4,204)
Selling, general, administrative and other	8,271	9,938	(1,667)
Total operating expenses	11,758	17,629	(5,871)

Loss from operations	(16,067)	(21,954)	5,887

Other (expense) income
Interest expense	(4,064)	(4,210)	146
Interest expense - debt issuance costs	-	(3,185)	3,185
Gain on conversion of debt	285	-	285
Gain on extinguishment of warrant liability	1,775	-	1,775
Gain from change in fair value of embedded derivatives of the 2022 Notes	-	2,744	(2,744)
Gain (loss) from change in fair value of 2017 Notes	3,425	(5,129)	8,554
Gain (loss) from change in fair value of derivative warrant liability	(7,080)	2,599	(9,679)
Other income	13	7	6
Total other expense	(5,646)	(7,174)	1,528

Net loss	$(21,713)	$(29,128)	$7,415

Revenues. During the six months ended June 30, 2015, we recognized revenue of $13.0 million associated with the sale of 7.0 million gallons of ethanol, as well as isobutanol and related products, an increase in revenue of $7.5 million from the six months ended June 30, 2014.

Hydrocarbon revenue decreased during the six months ended June 30, 2015 primarily as a result of the shipment of bio-PX to Toray Industries in May 2014 for which we recognized $1.5 million of revenue.

Cost of goods sold. Our cost of goods sold during the six months ended June 30, 2015 included $16.2 million associated with the production of ethanol, isobutanol and related products and $2.9 million in depreciation expense. Cost of goods sold increased during the six months ended June 30, 2015 primarily due to increased production of ethanol as compared to the prior year.

Research and development. Research and development expenses decreased during the six months ended June 30, 2015 primarily due to a $2.8 million decrease related to reduced employee related expenses, consultant and contract staff expenses, and a $0.8 million decrease in lab consumables.

Selling, general and administrative expense. The decrease in selling, general and administrative expenses during the six months ended June 30, 2015 primarily resulted from decreases of $0.4 million in professional, legal and consulting expenses and $0.9 million in employee related compensation expenses.

Interest expense. Interest expense decreased during the six months ended June 30, 2015 primarily resulting from a decrease in non-cash accrued interest expense and interest expense associated with the private debt financing with Whitebox.

Gain on extinguishment of warrant liability.  During the six months ended June 30, 2015, we incurred gains of $1.7 million resulting from inducement payments made in connection with the 2013 and 2014 Warrant exercises. This is the result of the fair value of the derivative warrant liability for the 2013 and 2014 Warrants and the cash received being greater than the fair value of the shares issued upon exercise.

Loss from change in fair value of derivative warrant liability. In December 2013, August 2014, February 2015, and May 2015, we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the six months ended June 30, 2015, the estimated fair value of the derivative warrant liability increased primarily associated with intra-period increases in the price of our common stock between December 31, 2014 and June 30, 2015 and the exercise of warrants during the period.  As a result, the Company reported a $7.1 million loss during the six months ended June 30, 2015.

Gain from change in fair value of 2017 Notes. During the six months ended June 30, 2015, we reported a $3.4 million gain associated with the decrease in fair value of the 2017 Notes, primarily a result of a decrease in the price of our common stock from December 31, 2014 to June 30, 2015.

Gain from change in fair value of embedded derivatives of 2022 Notes.  During the six months ended June 30, 2014, we reported a $2.7 million gain associated with the decrease in fair value of the 2022 Notes, primarily a result of a decrease in the price of our common stock between the issuance of the 2022 Notes in May of 2014 and June 30, 2014.  There was no loss recorded in 2015 as the derivatives have had no meaningful value since the third quarter of 2014.

Liquidity and Capital Resources

For the three and six months ended June 30, 2015, we incurred a consolidated net loss of $14.4 million and $21.7 million respectively, and had an accumulated deficit of $325.0 million at June 30, 2015. Our cash and cash equivalents at June 30, 2015 totaled $22.5 million which is primarily being used for the following: (i) operating activities of our plant located in Luverne, Minnesota (“Agri-Energy Facility”); (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) costs associated with the ongoing litigation with Butamax Advanced Biofuels LLC (“Butamax”), a joint venture between British Petroleum (“BP”) and E.I. du Pont de Nemours and Company (“DuPont”), and DuPont and BP Biofuels North America LLC; and (vi) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.  These conditions raise substantial doubt about our ability to continue as a going concern.

Despite our continued success in meeting isobutanol fermentation targets, including producing isobutanol and ethanol simultaneously, we continue to face significant expenses related to the ongoing litigation with Butamax.  Trials related to other patents are scheduled for August 2015 and April 2016 and we expect to incur significant costs preparing for and participating in these upcoming trials. We continue to believe that the Butamax complaints are without merit.  However, if we are unable to raise the significant funds that will be required to continue to defend our freedom to operate, we could be forced to change our business strategy which may include one or more of the following:  (i) terminating the research and development, manufacture, sale and use of products that include the subject intellectual property; (ii) conducting research and development and manufacturing any products that include the subject intellectual property outside of the United States; (iii) shifting our focus to the production of ethanol and/or the development of hydrocarbon products, including those that can be produced from ethanol; or (iv) pursuing strategic alternatives, including the monetization of some or all of our assets, in order to maximize stockholder value.

In May 2015, we issued and sold 4,300,000 shares of common stock and warrants to purchase an additional 430,000 shares of common stock (the “2015 Series C Warrants”) in a firm commitment underwritten public offering.  The shares of common stock and the 2015 Series C Warrants were sold together as common stock units for a purchase price of $4.00 per unit, but were immediately separable and issued separately.  The 2015 Series C Warrants have an exercise price of $5.50 per share and are exercisable from the date of the original issuance and will expire on May 19, 2020.  The gross proceeds from this offering were approximately $17.2 million, not including any proceeds from the exercise of warrants.

In February 2015, we issued and sold 2,216,667 shares of common stock, warrants to purchase an additional 2,216,667 shares of common stock (the “2015 Series A Warrants”) and warrants to purchase an additional 2,216,667 shares of common stock (the “2015 Series B Warrants”). The shares of common stock and the 2015 Series A and 2015 Series B Warrants were sold together as common stock units for a purchase price of $3.00 per unit, but were immediately separable and issued separately. The 2015 Series A Warrants have an exercise price of $3.75 per share, are exercisable from the date of original issuance and will expire on February 3, 2020. The 2015 Series B Warrants have an exercise price of $3.00 per share, are exercisable from the date of original issuance and will expire on August 3, 2015. The shares of common stock and the 2015 Series A and 2015 Series B Warrants are separable and were issued separately. The gross proceeds were approximately $6.7 million not including any proceeds from the exercise of the warrants.

In August 2014, we issued and sold 2,000,000 shares of common stock and 2014 Warrants to purchase an additional 1,000,000 shares of common stock in a firm commitment underwritten public offering.  The shares of common stock and the 2014 Warrants were sold together as common stock units for a purchase price of $9.00 per unit, but were immediately separable and issued separately. The 2014 Warrants have an exercise price of $8.30 per share and will be exercisable from the date of the original issuance and will expire on August 5, 2019.   The gross proceeds from this offering were approximately $18 million, not including any proceeds from the exercise of the 2014 Warrants.

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

In December 2013, we issued and sold 1,420,250 shares of common stock and 2013 Warrants to purchase an additional 1,420,250 shares of common stock.  The shares of common stock and the 2013 Warrants were sold together as common stock units for a purchase price of $20.25 per unit, but were immediately separable and issued separately. The 2013 Warrants have certain anti-dilution provisions. The 2013 Warrants have an exercise price of $12.65, are exercisable from the date of the original issuance and will expire on December 16, 2018.  This offering resulted in net proceeds of $26.8 million after deducting $2.0 million in underwriting discounts and commissions and other offering costs. We used $5.1 million of the proceeds from this offering in December 2013 to repay outstanding principal to TriplePoint under the Original Agri-Energy Loan Agreement (as defined below).

In July 2012, we issued: (i) 0.8 million shares of common stock at an offering price of $74.25 per share; and (ii) $45.0 million aggregate principal amount of 2022 Notes, in each case in a firm commitment underwritten public offering (the “2012 Equity Offering” and the “Note Offering,” respectively, and together, the “2012 Offerings”). We received proceeds from the 2012 Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding the loan and security agreement entered into by Gevo, Inc. with TriplePoint in August 2010 (the “Gevo Loan Agreement”). As of June 30, 2015, $20.1 million in principal amount of 2022 Notes have been converted and, as such, we had an aggregate of $24.9 million in principal amount of 2022 Notes outstanding as of that date.

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

Due to the nature and stage of our litigation with Butamax, we have determined that the possible losses or range of losses related to such litigation cannot be reasonably estimated at this time. We expect to continue to incur significant costs related to upcoming trials. For a summary of our ongoing litigation with Butamax and related parties, see the disclosure under the heading “Legal Proceedings” in Part II, Item 1 of this Report, and for additional risks we face as a result of the litigation with Butamax, see the disclosure under the heading “Risk Factors” in Part II, Item 1A of this Report.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(14,885)	$(25,220)
Net cash used in investing activities	(31)	(6,448)
Net cash provided by financing activities	31,085	12,951

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

During the six months ended June 30, 2015, we used $14.9 million in cash from operating activities primarily resulting from a net loss of $21.7 million, partially offset by $7.4 million in non-cash gains and expenses and $0.5 million associated with working capital.

Investing Activities

During the six months ended June 30, 2015, we used $0.1 million in cash from investing activities related to capital expenditures at our Agri-Energy Facility

Financing Activities

During the six months ended June 30, 2015, we generated $31.1 million associated with financing activities, primarily related to the public offering of common stock units in May 2015 and February 2015 and the subsequent exercises of warrants.

Agri-Energy Retrofit

In September 2010, we acquired the Agri-Energy Facility which we Retrofit for the production of isobutanol. As of June 30, 2015, we have incurred capital costs of approximately $65.6 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, the Company began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of positive ethanol contribution margins currently available in the marketplace. Also, with a view to maximizing site cash flows, over certain periods of time, we may and have operated the plant for the sole production of ethanol across all four fermenters.

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

As of June 30, 2015, we have incurred $0.4 million in project engineering and permitting process costs for the future Retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the Retrofit of the Redfield Facility.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. At December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 16,667 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of June 30, 2015 and no amount has been recorded as a liability for this milestone.  Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year. We may terminate this agreement at any time upon 90 days’ prior written notice. Unless terminated earlier, the agreement remains in effect until the later of December 31, 2025 and the date that no licensed patent rights remain.

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

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share or 0.0576 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable under certain circumstances, 5% in cash and 5% in kind and capitalized and added to the principal amount of the 2017 Notes (otherwise the full 10% is payable in cash). While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of June 30, 2015, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

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

On January 28, 2015 and May 13, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

On June 1, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit the execution, delivery, and performance of the certain agreements with FCStone, the incurrence of indebtedness by the Company and Agri-Energy in connection therewith and the making of investments by the Company and Agri-Energy thereunder.

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

The Company has elected the fair value option for accounting of the Term Loan and 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at June 30, 2015 of $26.1 million has been recorded at its estimated fair value of $22.0 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at June 30, 2015. Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain from change in fair value of 2017 Notes in the consolidated statements of operations.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment (as defined in the Indenture). The Coupon Make-Whole Payment is equal to the sum of the present values of the semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. During the six months ended June 30, 2015, no holders of the 2022 Notes elected to convert notes.

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

Secured Long-Term Debt

Amended Agri-Energy Loan Agreement. In August 2010, Gevo Development borrowed $12.5 million from TriplePoint to finance its acquisition of Agri-Energy.  In September 2010, upon completion of the acquisition, the loan and security agreement (the “Original Agri-Energy Loan Agreement”) was amended to make Agri-Energy the borrower under the facility.  In October 2011, the Original Agri-Energy Loan Agreement was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol. The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants and events of default. In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities, which prior to an amendment in May 2014, was set to mature on October 2015 and had an interest rate equal to 11%. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which matures in December 2015, bringing the total borrowed under the additional term loan facilities to $15.0 million. At June 30, 2015, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As of June 30, 2015, Agri-Energy has granted TriplePoint a junior security interest in, and a lien upon, all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement. Gevo, Inc. has also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into a security agreement which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement (the “Gevo Security Agreement”).  Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement.

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
●

re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint, which as of June 30, 2015 are exercisable in the aggregate for 25,894 shares of the Company’s common stock, to reflect an exercise price equal to $17.70 per share; and

●

during the period beginning January 2015, and continuing through and including the final monthly installment due under the Amended Agri-Energy Loan Agreement, adjust the monthly payment due and payable to 50% of the fully amortizing amount of principal and interest otherwise due and payable for such month, applied first to outstanding accrued interest and then to principal, with the remaining 50% portion of such required payments of principal and interest for such month accruing and made due and payable at the time of the final monthly installment.

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

As part of the 2014 Amendment, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint.  At June 30, 2015, the amended loan agreement had a principal balance of $0.6 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of June 30, 2015, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement

On July 31, 2014, the Company entered into amendments to the Amended Agri-Energy Loan Agreement, and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such warrants.

On January 28, 2015 and May 13, 2015, the Company entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at June 30, 2015 (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total
Principal debt payments (1)	$333	$26,441	$-	$24,900	$51,674
Interest payments on debt (2)	4,526	5,592	3,735	3,735	17,588
Operating leases (3)	1,590	2,123	1,068	-	4,781
Software license agreement (4)	162	167	-	-	329
Total	$6,611	$34,323	$4,803	$28,635	$74,372

(1)	Principal debt payments include amounts due to Whitebox under the 2017 Notes Indenture, principal amounts due to TriplePoint, and $24.9 million of principal associated with our 2022 Notes.
(2)	Represents cash interest payments due to Whitebox, TriplePoint and to holders of the 2022 Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	Amounts due under a software license agreement.

The table above reflects only payment obligations that are fixed and determinable as of June 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the six months ended June 30, 2015. For a discussion of our market risk associated with commodity prices, equity prices and interest rates see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 because of a material weakness identified in the year ended December 31, 2014 in accounting for certain non-routine aspects of the underwritten public offering completed in August 2014 (the “August Offering”) as described below. Notwithstanding the material weakness that continued to exist as of June 30, 2015 management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the financial position, results of operations and cash flows of Gevo in accordance with GAAP.

Remediation of Material Weakness in Internal Control Over Financial Reporting - Management is currently addressing this material weakness in internal control over financial reporting and is anticipating remediating the deficiency during 2015. Gevo is implementing enhanced controls and policies with respect to the review and analysis of all working papers of non-routine transactions such as the August Offering. During the three months ended June 30, 2015, management identified continued deficiencies in the accounting of non-rountine accounting transactions and the previously identified material weakness continues to be remediated. Management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the six months ended June 30, 2015 fairly present in all material respects the Company’s financial position results of operations and cash flows in accordance with GAAP.

Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 24, 2012, we filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00070-SLR, alleging that Butamax and DuPont are infringing one or more claims made in U.S. Patent No. 8,101,808 (the “’808 Patent”), entitled “Recovery of Higher Alcohols from Dilute Aqueous Solutions.” The ’808 Patent claims methods to produce a C3-C6 alcohol––for example, isobutanol––through fermentation and to recover that alcohol from the fermentation medium. We sought a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. On May 8, 2013, we stipulated and agreed to dismiss without prejudice the ’808 Patent suit against Butamax, DuPont, and their respective affiliates, with each side bearing its own costs and fees in the action. We further stipulated and agreed with Butamax that we shall not re-assert the ’808 Patent against Butamax, DuPont, or their respective affiliates until a final Certificate of Reexamination is received from the U.S. Patent and Trademark Office (“USPTO”) in Inter Partes Reexamination Control No. 95/000,666.

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

On September 25, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01200-SLR, alleging that we are infringing U.S. Patent No. 8,273,558 (the “’558 Patent), entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on August 24, 2015.

On October 8, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01300-SLR, alleging that we are infringing U.S. Patent No. 8,283,144 (the “’144 Patent), entitled “Fermentive Production of Four Carbon Alcohols.” Butamax is seeking a declaratory judgment, injunctive relief, damages and costs, including attorney’s fees and expenses. This case is scheduled for trial on August 24, 2015.

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

On July 11, 2014, the Delaware District Court granted our motion to stay the patent litigation on the ’188 Patent and ’889 Patent. The Delaware District Court’s decision postpones the trial in this action, which was scheduled to begin on July 21, 2014. The decision by the Delaware District Court was based on the status of our Petition for Writ of Certiorari in the U.S. Supreme Court. Oral argument in the Teva Case occurred on October 15, 2014 and on January 20, 2015, the U.S. Supreme Court ruled in Teva’s favor and determined that the Federal Circuit Court must now apply the “clear error” standard of review and cannot set aside District Court’s findings of fact unless they were clearly erroneous.  On January 26, 2015, the U. S Supreme Court ruled in our favor, vacated an earlier Federal Circuit Court ruling on the interpretation of key Butamax patent claims and remanded the case back to the Federal Circuit Court for consideration in light of the new “clear error” standard of appellate review that was decided in the Teva Case.

On February 18, 2014, the Delaware District Court granted our motion to stay the litigation regarding our ’715 Patent, ’404 Patent and ’415 Patent pending the USPTO’s issuance of a Right to Appeal Notice during inter partes re-examination of those patents.

On July 3, 2015, the Delaware District Court issued its determinations concerning several pending motions for summary judgment in Case Nos. 12-1036-SLR; 12-1200-SLR; and 12-1300-SLR.  Specifically, the Delaware District Court denied all of Butamax’s motions for summary judgment that we infringed various claims of the ‘878 Patent, the ‘558 Patent, and the ‘144 Patent.  The Delaware District Court granted one of our motions for summary judgment of invalidity regarding the asserted claims of the ‘878 Patent, finding that the claims are not definite.  The Delaware District Court granted our motion for summary judgment that claim 3 of the ‘878 Patent was not infringed under the doctrine of equivalents, and the Delaware District Court granted our motion for summary judgment of no willful infringement.  Disputes of fact regarding infringement and invalidity of the asserted claims of the ‘144 and ‘558 Patents remain unresolved are set to be determined during a trial to be held on August 24, 2015.

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

Our audited financial statements for the year ended December 31, 2014, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm for the year ended December 31, 2014 included a “going concern” emphasis of matter paragraph in its report on our financial statements as of, and for the year ended December 31, 2014, indicating that the amount of working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, sales of our licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses of $21.7 million, $41.1 million, $66.8 million, and $60.7 million during the six months ended June 30, 2015 and the years ended December 31, 2014, 2013 and, 2012, respectively. As of June 30, 2015, we had an accumulated deficit of $325.0 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future.  Prior to September 2010, our revenues were primarily derived from government grants and cooperative agreements. From the completion of our acquisition of Agri-Energy in September 2010 until the commencement of our initial startup operations for isobutanol production in May 2012, we had also generated revenue from the sale of ethanol and related products. We currently derive revenue from the sale of isobutanol, ethanol and related products at the Agri-Energy Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.  Additionally, we have generated limited revenue from the sale of products such as ATJ fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants, cooperative agreements or product supply contracts, our revenues could be adversely affected.

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

Significant portions of our resources have been dedicated to research and development, as well as demonstrating the effectiveness of our technology, through the Retrofit of the Agri-Energy Facility. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our technologies, developing future markets for our isobutanol and accessing and Retrofitting facilities necessary for the production of isobutanol on a commercial scale. These expenditures will include costs associated with research and development, accessing existing ethanol plants, Retrofitting or otherwise modifying the plants (including the Redfield Facility) to produce isobutanol, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the isobutanol we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

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

The price and availability of corn and other plant feedstocks may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade, and global demand and supply. For example, corn prices may increase significantly in response to drought conditions in the Midwestern region of the U.S. and any resulting decrease in the supply of corn could lead to the restriction of corn supplies, which in turn could cause further increases in the price of corn. The significance and relative impact of these factors on the price of plant feedstocks is difficult to predict, especially without knowing what types of plant feedstock materials we may need to use.

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

As of June 30, 2015, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to nameplate production levels. The production of isobutanol requires multiple integrated steps, including:

•	obtaining the plant feedstocks;
•	treatment with enzymes to produce fermentable sugars;
•	fermentation by organisms to produce isobutanol from the fermentable sugars;
•	distillation of the isobutanol to concentrate and separate it from other materials;
•	purification of the isobutanol; and
•	storage and distribution of the isobutanol.

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced commercial volumes of isobutanol at nameplate production levels. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the one MGPY demonstration facility and at the Agri-Energy Facility, such production was not at full nameplate capacity of a commercial facility. Our production since the fourth quarter of 2013 has utilized a corn mash feedstock, but risk still exists for achieving nameplate capacity at the Agri-Energy Facility. The risk of contamination and other problems rises as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

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

While we have demonstrated the ability to produce isobutanol under the demonstration plant operating conditions and under commercial scale operating conditions at the Agri-Energy Facility, and we have succeeded in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield in laboratory tests, we have not yet reached all performance targets in a commercial plant environment. Ultimately, our yeast biocatalyst may not be able to meet the commercial performance targets at nameplate production capacity in a timely manner, or ever. In addition, the risk of contamination and other problems may increase as we seek to ramp up our production capacity, which could negatively impact our cost of production or require additional capital expenditures to solve for these problems. If we encounter difficulties in optimizing our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

Large-scale commercialization of our isobutanol may require approvals from state and federal agencies. Before we can sell isobutanol as a fuel or as a gasoline blendstock directly to large petroleum refiners, we must receive EPA fuel certification. We have filed an EPA Part 79 registration to move our small business registration to a full registration (including Tier 1 EPA testing), but the approval process may require significant time. Approval can be delayed for years, and there is no guarantee of receiving it.

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

Jet fuels must meet various statutory and regulatory requirements before they may be used in commercial aviation. In the U.S., the use of specific jet fuels is regulated by the Federal Aviation Administration (“FAA”). Rather than directly approving specific fuels, the FAA certifies individual aircraft for flight. This certification includes authorization for an aircraft to use the types of fuels specified in its flight manual. To be included in an aircraft’s flight manual, the fuel must meet standards set by ASTM. The current ASTM requirements do not permit the use of jet fuel derived from isobutanol, and we will need to give ASTM sufficient data to justify creating a new standard applicable to ATJ fuel. Though our work testing isobutanol-based ATJ fuel with the U.S. Air Force Research Laboratory has provided us with data we believe ASTM will take into consideration, the process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations will require the expenditure of substantial resources. Failure to obtain regulatory approval in a timely manner, or at all, could have a significant negative effect on our operations.

We may be unable to successfully negotiate final, binding terms related to our current non-binding isobutanol supply and distribution agreements, which could harm our commercial prospects.

In addition to a limited number of definitive supply and distribution agreements, we have agreed to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution. We may be unable to negotiate final terms with these or other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing plant Retrofits, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

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

Many of the ethanol plants we initially plan to Retrofit use dry-milled corn as a feedstock. We plan to sell, as animal feed, the iDGs™ left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs™ as animal feed through a self-assessed Generally Regarded as Safe (“GRAS”) process via third party scientific review. In order to improve the value of our iDGs™, we are also in the process of obtaining U.S. Food and Drug Administration (“FDA”) approval for the marketing of our iDGs™. We believe obtaining FDA approval will increase the value of our iDGs™ by offering customers of our iDGs™ further assurance of the safety of our iDGs™. If we make changes in our biocatalyst whereby we can no longer rely on our GRAS process, we would be required to obtain FDA approval for marketing our iDGs™. FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. While we have sold initial quantities of our iDGs™ from the Agri-Energy Facility, if FDA approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs™, our net cost of production will increase, which may hurt our operating results.

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

If appropriate opportunities become available, we  may acquire businesses, assets, technologies or products to enhance our business in the future. In connection with any future acquisitions, we could, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint:

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

If appropriate opportunities become available, we  may enter into joint ventures with the owners of existing ethanol production facilities in order to acquire access to additional isobutanol production capacity. We currently anticipate that in each such joint venture, the ethanol producer would contribute access to its existing ethanol production facility and we would be responsible for Retrofitting such facility to produce isobutanol. Upon completion of the Retrofit, and in some cases the attainment of certain performance targets, both parties to the joint venture would receive a portion of the profits from the sale of isobutanol, consistent with our business model. In connection with these joint ventures, we could incur substantial debt to fund the Retrofit of the accessed facilities and we could assume significant liabilities.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of June 30, 2015, we exclusively licensed rights to approximately 106 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 415 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only approximately 37 of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent handed down by the Federal Circuit Court and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Several of our issued patents are being challenged in regulatory proceedings before the USPTO. These proceedings may result in the claims being amended or canceled. If the claims are amended or canceled, the scope of our patents claims may be narrowed, which may reduce the scope of protection afforded by our patent portfolio. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

In the production of isobutanol, we face competition from Butamax. Additionally, a number of companies including Cathay Industrial Biotech, Ltd., Green Biologics Ltd., METabolic Explorer, S.A. and, Eastman Chemical Company (which acquired TetraVitae Bioscience, Inc. in November 2011) are developing n-butanol production capability from a variety of renewable feedstocks.

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

In the gasoline blendstock market, we will compete with our isobutanol against renewable ethanol producers (including those working to produce ethanol from cellulosic feedstocks), producers of alkylate from petroleum and producers of other blendstocks, all of whom may reduce our ability to obtain market share or maintain our price levels. For example, Coskata, Inc. is developing a hybrid thermochemical-biocatalytic process to produce ethanol from a variety of feedstocks. If any of these competitors succeed in producing blendstocks more efficiently, in higher volumes or offering superior performance than our isobutanol, our financial performance may suffer. Furthermore, if our competitors have more success marketing their products or reach development or supply agreements with major customers, our competitive position may also be harmed.

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

In the polyester, rubber, plastics, fibers and other polymers markets and the hydrocarbon fuels market, we expect to face vigorous competition from existing technologies. The companies we may compete with may have significantly greater access to resources, far more industry experience and/or more established sales and marketing networks. Additionally, since we do not plan to produce most of these products directly, we will depend on the willingness of potential customers to purchase and convert our isobutanol into their products. These potential customers generally have well-developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may have a resistance to changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers, influenced by consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers that our isobutanol is comparable or superior to the alternatives that they currently use, we will not be successful in entering these markets and our business will be adversely affected.

We also face challenges in marketing our isobutanol or products derived from our isobutanol. Though we intend to enhance our competitiveness through partnerships and joint development agreements, some competitors may gain an advantage by securing more valuable partnerships for developing their hydrocarbon products than we are able to obtain. Such partners could include major petrochemical, refiner or end-user companies. Additionally, petrochemical companies may develop alternative pathways for hydrocarbon production that may be less expensive, and may utilize more readily available infrastructure than that used to convert our isobutanol into hydrocarbon products.

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

We may engage in hedging transactions, which could harm our business.

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

Our management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 because of a material weakness in accounting for certain non-routine aspects of the August Offering. Notwithstanding the material weakness that existed as of June 30, 2015, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with GAAP. Management is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. The Company is implementing enhanced controls and policies with respect to the review and analysis of all working papers of non-routine transactions such as the August Offering. Management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended June 30, 2015 fairly present in all material respects the Company’s financial position, results of operations, and cash flows in accordance with GAAP.

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

As of June 30, 2015, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan Agreement with TriplePoint was approximately $.6 million and we had $26.1 million in outstanding 2017 Notes, and $24.9 million in outstanding 2022 Notes. In addition, we, and any current and future subsidiaries of ours, may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indentures governing the Convertible Notes. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning Our Securities” section could intensify.

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

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $383.25 and a low of $1.83.

We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	the position of our cash and cash equivalents;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•	announcements of technological innovations by us, our partners or our competitors;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;
•	our ability to consistently produce commercial quantities of isobutanol at the Agri-Energy Facility and ramp up production to nameplate capacity;
•	additions or losses of customers;
•	our ability to obtain certain regulatory approvals for the use of our isobutanol in various fuels and chemicals markets;
•	commodity prices, including oil, ethanol and corn prices;
•	additions or departures of key management or scientific personnel;
•	competition from existing products or new products that may emerge;
•	issuance of new or updated research reports by securities or industry analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	litigation involving us, our general industry or both;
•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
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

In addition, certain holders of our outstanding common stock (including shares of our common stock issuable upon the conversion of certain Convertible Notes or upon exercise of certain outstanding warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of June 30, 2015, we had $24.9 million in outstanding 2022 Notes, which were convertible into 1,208,930 shares of common stock at the conversion rate in effect on June 30, 2015 (which amount includes 917,318 shares of common stock issuable in full satisfaction of the coupon make-whole payments due in connection therewith). The anticipated conversion of the $24.9 million in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have the option to issue common stock to any converting holder in lieu of making any required coupon make-whole payment in cash. If we elect to issue our common stock for such payment, the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. If our stock price decreases, the number of shares we would be required to deliver in connection with the coupon make-whole payments would increase. Given that the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the 2022 Notes or making cash payments in respect of the coupon make-whole payments due upon a conversion, we may be unable to make such payment in cash. If we issue additional shares of our common stock in satisfaction of such payments, this may cause significant additional dilution to our existing stockholders.

As of June 30, 2015, we had $26.1 million in outstanding 2017 Notes, which were convertible into 1,502,532 shares of our common stock at the conversion rate in effect on June 30, 2015.  The 1,502,532 shares includes 508,541 shares of common stock that may be issuable from time to time in the event that the Company pays a portion of the interest on the 2017 Notes in kind or elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. The anticipated conversion of the outstanding 2017 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2017 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

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

The indentures governing the Convertible Notes may prohibit us from engaging in certain mergers or acquisitions and if a fundamental change of the Company occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes and, in certain circumstances, to pay the holders of Convertible Notes a make-whole payment equal to the aggregate amount of interest that would have been payable on such Convertible Notes from the repurchase date through the maturity date of such Convertible Notes. With respect to the 2022 Notes, if a fundamental change occurs prior to the maturity date of the 2022 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2022 Notes in connection with such fundamental change. With respect to the 2017 Notes, the Company has the right to increase the conversion rate of the 2017 Notes by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest. In addition, if an extraordinary transaction occurs, holders of certain warrants may have the right, at their option, to require us to repurchase the unexercised portion of such warrants for an amount in cash equal to the value of the warrants, as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to our stockholders.

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

The interest rates of the Convertible Notes can fluctuate in certain circumstances, including in the event of a default of our obligations under the indentures governing the Convertible Notes or the registration rights agreements, if any, entered into in connection with such notes. In addition, the interest on the 2017 Notes will be payable 50% in cash and 50% in kind if (i) no event of default has occurred and is continuing under the indentures governing the 2017 Notes and (ii) the last reported sales price of our common stock on the 10th trading day immediately preceding the relevant interest payment date is more than $16.50 per share. As the Company may be required to pay a portion of the interest on the 2017 Notes in kind, by either increasing the principal amount of the outstanding 2017 Notes or issuing additional 2017 Notes, any increase to the interest rate applicable to the 2017 Notes could result in additional dilution to investors in our common stock.

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

As of June 30, 2015, there were 298,408 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of the warrants.

As of June 30, 2015, there were 96,467 shares of common stock available for future grant under our 2010 Plan and 76,729 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested.

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

Until holders of our warrants acquire shares of our common stock upon exercise of the warrants, such holders will have no rights with respect to the shares of our common stock underlying such warrants, except for those rights set forth in the applicable warrant agreements. Upon exercise of the warrants, warrant holders will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

The exercise prices of our warrants may not be adjusted for all dilutive events.

The exercise prices of certain warrants  are subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock at a price per share less than the exercise price of such warrants. However, the exercise prices may not be adjusted for other events, including the issuance of certain rights, options or warrants, distributions of capital stock, indebtedness, or assets and cash dividends. Accordingly, an event that adversely affects the value of the warrants may occur, and that event may not result in an adjustment to the exercise price.

We may not be permitted by the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, to repurchase the warrants, and we may not have the ability to do so.

Under certain circumstances, if an extraordinary transaction (as defined in the warrants) occurs, holders of certain  warrants may require us to repurchase, for cash, the remaining unexercised portion of such warrants for an amount of cash equal to the value of the warrants as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. Our ability to repurchase such warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase such warrants. In addition, any such repurchase of the warrants may result in a default under the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, unless we are able to obtain such lender’s consent prior to the taking of such action. If we were unable to obtain such consent, compliance with the terms of the warrants would trigger an event of default under such agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10
4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11
4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12
4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.14	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.15	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.16†	Indenture by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB, dated June 6, 2014 (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1
4.17	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.18	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd.	8-K	001-35073	January 30, 2015	4.1
4.19†	Exchange and Purchase Agreement by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 23, 2014	4.1
4.20	Registration Rights Agreement by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 15, 2014	4.2
4.21	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.22	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.23	2015 Common Stock Unit Series B Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.2
4.24	Third Supplemental Indenture, dated May 13, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	May 15, 2015	4.1
4.25	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 19, 2015	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.26

Fourth Supplemental Indenture, dated June 1, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.

X
10.1	Consent Under and Sixth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated May 13, 2015, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	May 13, 2015	10.1
10.2	Seventh Amendment to Plain English Security Agreement, dated May 13, 2015, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	May 13, 2015	10.2
10. 3†	Price Risk Management, Origination and Merchandising Agreement, dated June 1, 2015, by and between Agri-Energy, LLC and FCStone Merchant Services, LLC>					X
10. 4	Grain Bin Lease Agreement, dated June 1, 2015, by and between Agri- Energy, LLC and FCStone Merchant Services LLC					X
10.5	Unsecured Guaranty Agreement, dated June 1, 2015, by Gevo, Inc. in favor of FCStone Merchant Services, LLC.					X
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Date:  August 7, 2015