Form 10-Q
period 2015-09-30
Gevo, Inc.
filed 2015-11-05
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 28, 2015, 16,948,932 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	(unaudited)
	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$16,203	$6,359
Accounts receivable	1,134	2,361
Inventories	2,703	4,292
Prepaid expenses and other current assets	618	732
Total current assets	20,658	13,744

Property, plant and equipment, net	76,505	81,240
Debt issue costs, net	376	530
Restricted deposits	2,611	2,611
Deposits and other assets	803	803
Total assets	$100,953	$98,928

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,811	$8,588
Current portion of secured debt, net of $20 and $31 discount at September 30, 2015 and December 31, 2014, respectively	320	288
Derivative warrant liability	3,395	3,114
Other current liabilities	-	35
Total current liabilities	10,526	12,025
Long-term portion of secured debt, net of $4 and $18 discount at September 30, 2015 and December 31, 2014, respectively	241	485
2017 Notes recorded at fair value	21,879	25,460
2022 Notes, net	15,242	13,679
Other long-term liabilities	147	315
Total liabilities	48,035	51,964

Commitments and Contingencies (see note 11)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 16,947,088 and 6,641,870 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	169	66
Additional paid-in capital	384,279	350,196
Deficit accumulated	(331,530)	(303,298)
Total stockholders' equity	52,918	46,964
Total liabilities and stockholders' equity	$100,953	$98,928

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue and cost of goods sold
Ethanol sales and related products, net	$7,551	$9,197	$20,604	$14,719
Hydrocarbon revenue	192	778	1,449	3,426
Grant and other revenue	274	166	787	620
Total revenues	8,017	10,141	22,840	18,765
Cost of goods sold	10,629	11,760	29,761	24,709
Gross loss	(2,612)	(1,619)	(6,921)	(5,944)

Operating expenses
Research and development expense	1,527	3,723	5,014	11,414
Selling, general and administrative expense	5,135	3,570	13,406	13,508
Total operating expenses	6,662	7,293	18,420	24,922

Loss from operations	(9,274)	(8,912)	(25,341)	(30,866)

Other (expense) income
Interest expense	(2,121)	(2,017)	(6,186)	(6,227)
Interest expense - debt issue costs	-	(581)	-	(3,766)
Gain on conversion of debt	-	-	285	-
Gain on extinguishment of warrant liability	-	-	1,775	-
Gain from change in fair value of embedded derivatives of the 2022 Notes	-	726	-	3,470
Gain from change in fair value of the 2017 Notes	157	5,673	3,582	544
Gain (loss) from change in fair value of derivative warrant liability	4,719	4,173	(2,361)	6,772
Other income	-	-	14	7
Total other income (expense)	2,755	7,974	(2,891)	800

Net loss	(6,519)	(938)	(28,232)	(30,066)

Net loss per share - basic and diluted	$(0.39)	$(0.01)	$(2.22)	$(0.40)
Weighted-average number of common shares outstanding - basic and diluted	16,688,632	5,808,079	12,700,844	4,956,994

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(28,232)	$(30,066)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in fair value of derivative warrant liability	2,361	(6,772)
Gain from change in fair value of embedded derivative of the 2022 Notes	-	(3,470)
Gain from change in fair value of the 2017 Notes	(3,582)	(544)
Gain on conversion of debt	(285)	-
Gain on extinguishment of warrant liability	(1,775)	-
Stock-based compensation	1,953	2,362
Depreciation and amortization	4,897	3,214
Non-cash interest expense	2,740	6,374
Changes in operating assets and liabilities:
Accounts receivable	1,227	(685)
Inventories	1,589	(446)
Prepaid expenses and other current assets	114	302
Accounts payable, accrued expenses, and long-term liabilities	(2,019)	(2,875)
Net cash used in operating activities	(21,012)	(32,606)

Investing Activities
Acquisitions of property, plant and equipment	(271)	(4,553)
Proceeds from sales tax refund for property, plant and equipment	144	-
Restricted certificate of deposit	-	(2,611)
Net cash used in investing activities	(127)	(7,164)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Financing Activities
Payments on secured debt	(236)	(9,720)
Debt and equity offering costs	(2,785)	(5,051)
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	3	19
Proceeds from issuance of common stock and common stock units	23,850	18,000
Proceeds from the exercise of warrants	10,151	-
Proceeds from issuance of convertible debt, net	-	25,907
Net cash provided by financing activities	30,983	29,155

Net increase (decrease) in cash and cash equivalents	9,844	(10,615)

Cash and cash equivalents
Beginning of period	6,359	24,625
Ending of period	$16,203	$14,010

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing	Nine Months Ended September 30,
and financing transactions	2015	2014
Cash paid for interest, net of interest capitalized	$3,449	$3,697
Capitalization of interest, from term to 2017 convertible notes	$-	$201
Non-cash purchase of property, plant and equipment	$131	$99
Conversion of convertible debt to common stock	$2,000	$-
2015 Series A Warrant issuance	$1,437	$-
2015 Series B Warrant issuance	$2,528	$-
2015 Series C Warrant issuance	$1,299	$-
Issuance of 2014 Warrants	$-	$2,400

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

As of  September 30, 2015, the Company continues to conduct research and development, business development, business and financial planning, establishing its facilities including retrofitting the Agri-Energy Facility, initial startup operations for isobutanol production at the Agri-Energy Facility and raising capital. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities and build out further isobutanol production capacity, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Financial Condition. For the nine months ended September 30, 2015, the Company incurred a consolidated net loss of $28.2 million and had an accumulated deficit of $331.5 million. The Company’s cash and cash equivalents at September 30, 2015 totaled $16.2 million which is primarily being used for the following: (i) operating activities of the Agri-Energy Facility; (ii) operating activities at its corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with its Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; and (v) debt service obligations. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2015 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended (the “Annual Report”).

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

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the nine months ended September 30, 2015 and 2014 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	As of September 30,
	2015	2014
Warrants to purchase common stock	3,913,718	2,504,237
2017 Notes	1,502,532	1,502,532
2022 Notes	291,611	315,034
Outstanding options to purchase common stock	433,371	249,410
Unvested restricted common stock	36,713	67,348
Total	6,177,945	4,638,561

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	September 30,	December 31,
	2015	2014
Raw materials
Corn	$142	$1,369
Enzymes and other inputs	209	344
Finished goods	389	525
Work in process	610	610
Spare parts	1,353	1,444
Total inventories	$2,703	$4,292

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful	September 30,	December 31,
	Life	2015	2014
Construction in progress	-	$181	$440
Plant machinery and equipment	10 years	13,840	13,367
Site improvements	10 years	7,039	7,015
Retrofit asset	20 years	65,457	65,601
Lab equipment, furniture and fixtures and vehicles	5 years	6,394	6,385
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,550	1,490
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,143	2,144
Total property, plant and equipment		102,744	102,582
Less accumulated depreciation and amortization		(26,239)	(21,342)
Property, plant and equipment, net		$76,505	$81,240

Included in cost of goods sold is depreciation of $1.4 million during the three months ended September 30, 2015 and 2014, and $4.3 million and $2.5 million during the nine months ended September 30, 2015 and 2014, respectively.

Included in operating expenses is depreciation of $0.2 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively, and $0.6 million and $0.8 million during the nine months ended September 30, 2015 and 2014, respectively.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

The following table sets forth the inputs to the lattice model that were used to value the embedded derivative.

December 31,
2014
Stock price	$4.80
Conversion Rate	11.7113
Conversion Price	$85.39
Maturity date	July 1, 2022
Risk-free interest rate	2.00%
Estimated stock volatility	87%
Estimated credit spread	20%

Inputs used to estimate the value of the embedded derivative as of September 30, 2015 were substantially similar to those used as of the period ended June 30, 2015. Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, the estimated fair value of the embedded derivatives will generally decrease with; (i) a decline in the stock price; (ii) a decrease in the estimated stock volatility; and (iii) a decrease in the estimated credit spread.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Derivative Warrant Liability

In December 2013, the Company sold 1,420,250 shares of the Company’s common stock and warrants to purchase an additional1,420,250 shares of the Company’s common stock (the “2013 Warrants”). In August 2014, the Company sold 2,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock (the “2014 Warrants”). In February 2015, the Company sold 2,216,667 shares of the Company’s common stock, Series A warrants to purchase an additional 2,216,667 shares of the Company’s common stock (the “2015 Series A Warrants”), and Series B warrants to purchase an additional 2,216,667 shares of the Company’s common stock (the “2015 Series B Warrants”). In May 2015, the Company sold 4,300,000 shares of the Company’s common stock and Series C warrants to purchase an additional 430,000 shares of the Company’s common stock (the “2015 Series C Warrants” and together with the 2015 Series A Warrants and the 2015 Series B Warrants, the “2015 Warrants”).

	Issuance Date	Expiration Date	Exercise Price	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of September 30, 2015	Shares Underlying Warrants Outstanding as of September 30, 2015
2013 Warrants	12/16/2013	12/16/2018	$12.65	1,420,250	304,771	1,115,479
2014 Warrants	8/5/2014	8/5/2019	$8.30	1,000,000	610,765	389,235
2015 Series A Warrants	2/3/2015	2/3/2020	$3.75	2,216,667	321,665	1,895,000
2015 Series B Warrants	2/3/2015	8/3/2015	$3.00	2,216,667	1,907,773	-
2015 Series C Warrants	5/19/2015	5/19/2020	$5.50	430,000	-	430,000
				7,283,584	3,144,974	3,829,714

The agreements governing the above warrants include the following terms:

•

the warrants have exercise prices which are subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments  convertible into the Company’s common stock at a price per share less than the exercise price of the respective warrants;

•

warrant holders may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the warrants through a cash exercise;

•

the exercise price and the number and type of securities purchasable upon exercise of  the warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

•

in the event of an extraordinary transaction (as defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the warrant is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement.

•	Additionally, the agreement governing the 2015 Series B Warrants included the following additional term(s):
•

if, commencing on the 30th day after the 2015 Series B Warrants are issued and continuing through the expiration date of the 2015 Series B Warrants, the adjusted market price (as defined in the warrant agreement governing the terms of the 2015 Series B Warrants) of a share of the Company’s common stock was less than $3.00 (as adjusted for stock splits, stock dividends, recapitalization and other similar events), then the holders of the 2015 Series B Warrants could have exercised the 2015 Series B Warrants in a cashless exercise. This cashless exercise provision would have, subject to certain limitations set forth in the warrant agreement, permitted holders of such 2015 Series B Warrants to obtain a number of shares of the Company’s common stock equal to 100% of (i) the aggregate dollar amount of 2015 Series B

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Warrants being exercised divided by the market price less (ii) the number of shares into which such 2015 Series B Warrants would then be exercised on a cash basis.  The Series B Warrants expired on August 3, 2015.

Based on these terms, the Company has determined that the 2013 Warrants, the 2014 Warrants, and the 2015 Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $3.4 million and $3.1 million as of September 30, 2015 and December 31, 2014, respectively. The increase in the estimated fair value of the Warrants represents an unrealized loss which has been recorded as a loss from the change in fair value of derivative warrant liability in the consolidated statements of operations.

During the nine months ended September 30, 2015, Common Stock was issued as a result of exercise of Warrants as described below:

	Nine Months Ended September 30, 2015
	Common Stock Issued	Proceeds
2013 Warrants	304,756	$1,057,010
2014 Warrants	610,765	2,204,540
2015 Series A Warrants	321,665	1,302,750
2015 Series B Warrants	1,907,773	5,586,564
2015 Series C Warrants	-	-
	3,144,960	$10,150,863

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

	September 30,	December 31,
	2015	2014
Accounts payable - trade	$3,287	$2,639
Accrued legal-related fees	1,201	2,944
Accrued employee compensation	587	801
Accrued interest	467	1,009
Other accrued liabilities *	1,269	1,195
Total accounts payable and accrued liabilities	$6,811	$8,588

* Other accrued liabilities consists of franchise taxes, property taxes, short term capital lease, audit fees, and a variety of other expenses including software, legal fees, etc. none of which individually represent greater than 5% of total current liabilities.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

7. Senior Secured Debt, Secured Debt and 2022 Notes

Senior Secured Debt

In May 2014, the Company entered into a term loan agreement (the “Loan Agreement”) with the lenders party thereto from time to time (each, a “Lender” and collectively, the “Lenders”) and Whitebox Advisors, LLC, as administrative agent for the Lenders (“Whitebox”), with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more senior secured term loans to the Company in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement (collectively, the “Term Loan”). The first advance of the Term Loan in the amount of $22.8 million (the “First Advance”), net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was made to the Company in May 2014. Also in May 2014, the Company and its subsidiaries entered into an Exchange and Purchase Agreement (the “Exchange and Purchase Agreement”) with WB Gevo, Ltd. and the other Lenders party thereto from time to time and Whitebox, in its capacity as administrative agent for the Lenders. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were given the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for the Company’s 2017 Notes (as defined below), which are convertible into shares of the Company’s common stock.  While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 10% convertible senior secured notes due 2017 (the “2017 Notes” and, together with the 2022 Notes, the “Convertible Notes”), together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share or 0.0576 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable 5% in cash and, under certain circumstances, 5% in kind and capitalized and added to the principal amount of the 2017 Notes. While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of September 30, 2015, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

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

The Company has the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of its common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

the applicable conversion price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at its election. The Company did not require any holders to convert in 2014 and has not required any holders to convert through the nine months ended September 30, 2015.

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

On July 31, 2014, January 28, 2015 and May 13, 2015, the Company entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

On June 1, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit (i) the execution, delivery, and performance of the FCStone Agreements (as defined below) and the related Guaranty (as defined below), (ii) the incurrence of indebtedness by the Company and Agri-Energy pursuant thereto and (iii) the making of the investments by the Company and Agri-Energy thereunder.

On August 22, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit (i) the execution, delivery, and performance of the License Agreement (as defined below) and (ii) the exchange of all or any portion of the 2022 Notes for common stock issued by the Company.

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

The Company has elected the fair value option for accounting of the Term Loan and 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at September 30, 2015 of $26.1 million has been recorded at its estimated fair value of $21.9 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at September 30, 2015. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $4.2 million has been recognized in subsequent periods in connection with the election of the fair value option.  Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain (loss) from change in fair value of 2017 Notes in the consolidated statements of operations. The fair value of the 2017 Notes at the issuance date were equal to the net proceeds from the loan.  During the nine months ended September 30, 2015, the Company incurred cash interest expense of $1.3 million.

The following table sets forth the inputs to the lattice model that were used to value the Term Loan and 2017 Notes for which the fair value option was elected.

	September 30,	December 31,
	2015	2014
Stock price	$1.72	$4.80
Conversion Rate	57.6	57.6
Conversion Price	$17.38	$17.38
Maturity date	March 15, 2017	March 15, 2017
Risk-free interest rate	0.47%	0.80%
Estimated stock volatility	130.0%	87.0%
Estimated credit spread	27.0%	15.0%

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth information pertaining to the Term Loan and 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of Term Loans	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2013	$-	$-	$-	$-
Issuance of Term Loan	25,907	-	-	25,907
Exchange of Term Loan for 2017 Notes	(25,907)	25,907	-	-
Non-cash paid-in-kind interest expense	-	201	-	201
Gain from change in fair value of debt	-	-	(648)	(648)
Balance - December 31, 2014	$-	$26,108	$(648)	$25,460

Gain from change in fair value of debt	-	-	(3,582)	(3,582)
Balance - September 30, 2015	$-	$26,108	$(4,230)	$21,878

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the 2017 Notes. For example, the estimated fair value will generally decrease with; (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the nine months ended September 30, 2015, represents an unrealized gain which has been recorded as gain from change in fair value of 2017 Notes in the consolidated statements of operations.

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	September 30,	December 31,
	2015	2014
Secured debt
TriplePoint - May 2014 Advance	$561	$822
Total secured debt	561	822
Less:
Unamortized debt discounts	-	(49)
	561	773
Less current portion of debt	(320)	(288)
Long-term portion of debt	$241	$485

Debt discounts associated with the issuance of the Company’s secured debt and convertible notes are recorded in the consolidated balance sheets as a reduction to related debt balances. The Company amortizes debt discount to interest expense over the term of the debt or expected life of the debt using the effective interest method.

Amended Agri-Energy Loan Agreement. In October 2011, the loan and security agreement with TriplePoint was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol. In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which bore interest at a rate equal to 11%. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities, bringing the total borrowed under the additional term loan facilities to $15.0 million.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

As part of the 2014 Amendment, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint. At September 30, 2015, the amended loan agreement had a principal balance of $0.6 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of September 30, 2015, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement.

On July 31, 2014, January 28, 2015, and May 13, 2015, the Company entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

At September 30, 2015, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As of September 30, 2015, Agri-Energy has granted TriplePoint a junior security interest in, and a lien upon, all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement. Gevo, Inc. has also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into a security agreement which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.  Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement.

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Principal Amount of 2022 Notes	Debt Discount	Total
Balance - December 31, 2013	$3,470	$26,900	$(15,869)	$14,501
Amortization of debt discount	-	-	2,648	2,648
Gain from change in fair value of embedded derivatives	(3,470)	-	-	(3,470)
Balance - December 31, 2014	$-	$26,900	$(13,221)	$13,679
Amortization of debt discount	-	-	3,563	3,563
Conversion	-	(2,000)	-	(2,000)
Balance - September 30, 2015	$-	$24,900	$(9,658)	$15,242

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the nine months ended September 30, 2015, the Company recorded $1.7 million of expense related to the amortization of debt discounts and issue costs and $1.0 million of expense related to the conversion of debt and recorded $0.9 million of interest expense related to the 2022 Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. During the nine months ended September 30, 2015, no holders of the 2022 Notes elected to convert notes.

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

If there is an Event of Default (as defined in the Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.  There have been no events of default as of September 30, 2015.

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

Off-Take and Marketing Alliance Agreement and Renewable Fuels Supply Chain Agreement with Mansfield Oil Company. In August 2011, the Company entered into a commercial off-take agreement with Mansfield Oil Company (“Mansfield”), to distribute isobutanol-based fuel into the petroleum market. The agreement allows Mansfield to blend the Company’s isobutanol for its own use, and to be a distributor of the Company’s isobutanol for a term of five years. The Company also entered into a three-year supply services agreement, with automatic one-year renewals thereafter, with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. Since beginning operations of the side-by-side configuration of our plant, the Company has sold marginal amounts of isobutanol, including during the period ended September 30, 2015.  No amounts were recorded for the nine months ended September 30, 2015.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through December 31, 2014, and during the nine months ended September 30, 2015 was sold to C&N pursuant to an ethanol purchase and marketing agreement.  The ethanol purchase and marketing agreement with C&N was entered into on April 1, 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force. The term of the agreement was through December 30, 2012. In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of biojet fuel. In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons. In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of biojet fuel. During the nine months ended September 30, 2015, the Company recorded $1.0 million of revenue associated with shipments of biojet fuel under these contracts.  In July 2015, the Company made the final shipment of biojet fuel under its contracts with the Defense Logistics Agency.

License Agreements

Patent Cross-License Agreement with Butamax Advanced Biofuels, LLC.  On August 22, 2015, the Company entered into a Patent Cross-License Agreement (the “License Agreement”) with Butamax Advanced Biofuels, LLC (“Butamax”) to license certain patent rights.

Pursuant to the terms of the License Agreement, each party received a non-exclusive license under certain patents and patent applications owned or licensed (and sublicensable) by the other party for the production and use of biocatalysts in the manufacture of isobutanol using certain production process technology for the separation of isobutanol, and to manufacture and sell such isobutanol in any fields relating to the production or use of isobutanol and isobutanol derivatives, subject to the customer-facing field restrictions described below.  Each party also received a non-exclusive license to perform research and development on biocatalysts for the production, recovery and use of isobutanol.

Each party may produce and sell up to thirty million gallons of isobutanol per year in any field on a royalty-free basis.  Butamax will be the primary customer-facing seller of isobutanol in the field of fuel blending (subject to certain exceptions, the “Direct Fuel Blending” field) and the Company will be the primary customer-facing seller of isobutanol in the field of jet fuel for use in aviation gas turbines (the “Jet” field, also subject to certain exceptions).  As such, subject to each party’s right to sell up to thirty million gallons of isobutanol per year in any field on a royalty-free basis, the Company will only sell isobutanol through Butamax in the Direct Fuel Blending field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by the Company, its affiliates or sublicensees within the Direct Fuel Blending field (whether through Butamax or not) and on commercially reasonable terms to be negotiated between the parties, and Butamax will only sell isobutanol through the Company in the Jet field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the Jet field (whether through the Company or not) and on commercially reasonable terms to be negotiated between the parties; provided, that each party may sell up to fifteen million gallons of isobutanol in a given year directly to customers in the other party’s customer-facing field on a royalty-free basis so long as the isobutanol volumes are within the permitted thirty million gallons of isobutanol sold or otherwise transferred per year in any field described above and, in certain instances, each party may then sell up to the total permitted thirty million gallons per year in the other party’s customer-facing field on a royalty-free basis. In addition, in order to maintain its status as the primary customer-facing seller in these specific fields, each party must meet certain milestones within the first five years of the License Agreement.  If such milestones are not met as determined by an arbitration panel, then the other party will have the right to sell directly to customers in the other party’s customer-facing field subject to the payment of certain royalties to the other party on such sales.

In addition to the royalties discussed above for sales of isobutanol in the Direct Fuel Blending field, and subject to the Company’s right to sell up to thirty million gallons of isobutanol per year in any field on a royalty-free basis, the Company will pay to Butamax a royalty per gallon of isobutanol sold or transferred by the Company, its affiliates or sublicensees within the field of isobutylene applications (other than isobutylene for paraxylene, isooctane, Jet, diesel and oligomerized isobutylene applications).  Likewise, in addition to the royalties discussed above for sales of isobutanol in the Jet field, and subject to Butamax’s right to sell up to thirty million gallons of isobutanol per year in any field on a royalty-free basis, Butamax will pay to the Company a royalty per gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the fields of marine gasoline, retail packaged fuels and paraxylene (except for gasoline blending that results in use in marine or other fuel applications).  The royalties described

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

above will be due only once for any volume of isobutanol sold or transferred under the License Agreement, and such royalties accrue when such volume of isobutanol is distributed for end use in the particular royalty-bearing field.  All sales of isobutanol in other fields will be royalty-free, subject to the potential technology fee described below.

In the event that the Company, its affiliates or sublicensees choose to employ a certain solids separation technology for the production of isobutanol at one of their respective plants, the Company is granted an option to license such technology from Butamax on a non-exclusive basis subject to the payment of a one-time technology license fee based on the rated isobutanol capacity for each such plant (subject to additional fees upon expansion of such capacity).  The Company also received the option to obtain an engineering package from Butamax to implement this solids separation technology on commercially reasonable terms to be negotiated between the parties and subject to the technology fee described above and an additional technology licensing fee for use of the solids separation technology applicable to ethanol capacity as provided in such engineering package from Butamax (which capacity is not duplicative of the rated isobutanol capacity referenced above) in instances where Butamax provides an engineering package for use at a particular plant that will run isobutanol and ethanol production side-by-side using the licensed solids separation technology at such plant.

The License Agreement encompasses both parties’ patents for producing isobutanol, including biocatalysts and separation technologies, as well as for producing hydrocarbon products derived from isobutanol, including certain improvements and new patent applications filed within seven years of the date of the License Agreement.  While the parties have cross-licensed their patents for making and using isobutanol, the parties will not share their own proprietary biocatalysts with each other.  The parties may use third parties to manufacture biocatalysts on their behalf and may license their respective technology packages for the production of isobutanol to third parties, subject to certain restrictions.  A third party licensee would be granted a sub-license, and would be subject to terms and conditions that are consistent with those under the License Agreement.

Under the License Agreement, the parties have also agreed to certain limitations on the making or participating in a challenge of the other party’s patents that are at issue in the Subject Litigation (as defined below). The parties have also made certain representations, warranties and covenants to each other including, without limitation, with respect to obtaining certain consents, indebtedness, rights in the licensed patents, and relationships with certain other ethanol plant process technology providers.

The License Agreement will continue in effect until the expiration of the licensed patents, unless earlier terminated by a party as provided in the License Agreement.  The parties also have certain termination rights with respect to the term of the license granted to the other party under the License Agreement upon the occurrence of, among other things, a material uncured breach by the other party.  In the event that a party’s license is terminated under the License Agreement, such party’s sublicense agreements may be assigned to the other party, subject to certain restrictions.

The parties may not assign the License Agreement or any right or obligation thereunder without the prior written consent of the other party.  However, the parties may assign the License Agreement to an affiliate or a person that acquires all of the business or assets of such party, subject to certain restrictions.

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

In June 2015, Agri-Energy entered into a Price Risk Management, Origination and Merchandising Agreement (the “Origination Agreement”) with FCStone Merchant Services, LLC (“FCStone”) and a Grain Bin Lease Agreement with FCStone (the “Lease Agreement” and, together with the Origination Agreement, the “FCStone Agreements”). Pursuant to the Origination Agreement, FCStone will originate and sell to Agri-Energy, and Agri-Energy will purchase from FCStone, the entire volume of corn grain used by Agri-Energy’s plant in Luverne, Minnesota. The initial term of the Origination Agreement will continue for a period of eighteen months and will automatically renew for additional terms of one year unless Agri-Energy gives notice of non-renewal to FCStone. FCStone will receive an origination fee for purchasing and supplying Agri-Energy with all of the corn used by Agri-Energy’s plant in Luverne, Minnesota. As security for the payment and performance of all indebtedness, liabilities and obligations of Agri-Energy to FCStone, Agri-Energy granted to FCStone a security interest in the corn grain stored in grain storage bins owned and operated by Agri-Energy (“Storage Bins”) and leased to FCStone pursuant to the Lease Agreement. Pursuant to the Lease Agreement, FCStone will lease Storage Bins from Agri-Energy to store the corn grain prior to title of the corn grain transferring to Agri-Energy upon Agri-Energy’s purchase of the corn grain. FCStone agrees to lease Storage Bins sufficient to store 700,000 bushels of corn grain and agrees

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

to pay to Agri-Energy $175,000 per year. The term of the Lease Agreement will run concurrently with the Origination Agreement, and will be extended, terminated, or expire in accordance with the Origination Agreement. The Company also entered into an unsecured guaranty (the “Guaranty”) in favor of FCStone whereby the Company guaranteed the obligations of Agri-Energy to FCStone under the Origination Agreement. The Guaranty shall terminate on the earlier to occur of (i) April 15, 2020 or (ii) termination of the Origination Agreement.

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

Gevo, Inc. made capital contributions to Gevo Development of $4.5 million during the nine months ended September 30, 2015 and $15.2 million during the nine months ended September 30, 2014.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gevo Development Net Loss	$(3,158)	$(2,808)	$(9,608)	$(12,411)

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary which is then consolidated into Gevo, Inc. As of September 30, 2015, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, as of September 30, 2015, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid.

10. Stock-Based Compensation

The Company records expense during the requisite service period for share-based payment awards granted to employees and non-employees.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options and employee stock purchase plan awards
Research and development	$29	$96	$103	$355
Selling, general and administrative	104	225	279	764

Restricted stock awards
Research and development	255	90	436	361
Selling, general and administrative	838	448	1,106	882

Restricted stock units
Research and development	4	-	4	-
Selling, general and administrative	25	-	25	-
Total stock-based compensation	$1,255	$859	$1,953	$2,362

11. Commitments and Contingencies

Legal Matters. On January 14, 2011, Butamax filed a complaint (the “Complaint”) in the United States Court for the District of Delaware (the “Delaware District Court”), as Case No. 1:11-cv-00054-SLR, alleging that the Company was infringing one or more claims made in U.S. Patent No. 7,851,188, entitled “Fermentive Production of Four Carbon Alcohols.”

On August 11, 2011, Butamax amended the Complaint to include allegations that the Company was infringing one or more claims made in U.S. Patent No. 7,993,889, also entitled “Fermentive Production of Four Carbon Alcohols.”

On March 12, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00298-SLR, alleging that the Company was infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.”

On May 15, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00602-SLR, alleging that the Company was infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.”

On August 6, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01014-SLR, alleging that the Company was infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.”

On August 14, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01036-SLR, alleging that the Company was infringing U.S. Patent No. 8,241,878, entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof.”

On September 25, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01200-SLR, alleging that the Company was infringing U.S. Patent No. 8,273,558, entitled “Fermentive Production of Four Carbon Alcohols.”

On October 8, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01300-SLR, alleging that the Company was infringing U.S. Patent No. 8,283,144, entitled “Fermentive Production of Four Carbon Alcohols.”

On August 22, 2015, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Butamax, E.I. du Pont de Nemours & Company (“DuPont”) and BP Biofuels North America LLC (“BP” and, together with Butamax and DuPont, the “Butamax Parties”) that resolves the various disputes, lawsuits and other proceedings between one or more of the Butamax Parties and the Company mentioned above, (the “Subject Litigation”), and creates a new business relationship pursuant to which Butamax and the Company have granted rights to each other under certain patents and patent applications in accordance with the terms of the License Agreement which was entered into by the Company and Butamax concurrently with the Settlement Agreement.

Pursuant to the terms of the Settlement Agreement, the parties terminated the Subject Litigation, subject to certain continuing permitted activities, by filing a joint motion of dismissal with prejudice. Upon the parties’ joint request, the Delaware District Court

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

vacated and withdrew its decisions and orders concerning certain of the parties’ substantive motions, specifically the Delaware District Court’s Claim Construction Memorandum Opinion and Order in matter 11-54, dated March 19, 2013, and the Delaware District Court’s memorandum Opinion and Order dated August 3, 2015 in matters 12-1036, 12-1300 and 12-1200.

The Butamax Parties have also agreed to release, on behalf of themselves and their affiliates, the Company and its affiliates from and against all claims that the Butamax Parties have or may have with respect to any matter arising from or related to the Subject Litigation.  Likewise, the Company has agreed to release, on behalf of itself and its affiliates, the Butamax Parties and their affiliates from and against all claims that the Company has or may have with respect to any matter arising from or related to the Subject Litigation.

In addition to the mutual release discussed above, the parties have also agreed to certain limitations on the making or participating in a challenge of the other party’s patents that are at issue in the Subject Litigation.  The parties have also made certain representations, warranties and covenants to each other including, without limitation, with respect to obtaining certain consents.

The Settlement Agreement will continue in effect until the expiration of the licensed patents, unless earlier terminated by all parties in writing, except that certain obligations under the Settlement Agreement including the mutual release and obligations to pay royalties and other fees under the License Agreement will survive the termination of the Settlement Agreement.

The parties may not assign the Settlement Agreement or any right or obligation thereunder without the prior written consent of the other party.  However, the parties may assign the Settlement Agreement to an affiliate or a person that acquires all or substantially all of the business or assets of such party, provided that the assignment includes all patents and patent applications owned by the assigning party that are at issue in the Subject Litigation, subject to certain restrictions.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2015 and December 31, 2014, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2015 or as of December 31, 2014.

12. Fair Value Measurements

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. The Company incurred a write-down of inventory of $0.1 million and $0.2 million during the nine months ended September 30, 2015 and September 30, 2014, respectively.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.

2017 Notes.  The Company has estimated the fair value of the 2017 Notes, to be $21.9 million and $25.5 million at September 30, 2015 and December 31, 2014, respectively, based upon Level 2 inputs, including the market price of the Company’s common stock.  The Company has valued the 2017 Notes and all of its components using the fair value option as there are no embedded instruments which qualify for equity presentation.  See Note 7 for the fair value inputs used to estimate the fair value of the 2017 Notes. On the date of issuance in May 2014, the 2017 Notes were a term loan and recorded at fair value.

2022 Notes Embedded Derivative. The Company has estimated the fair value of the 2022 Notes, including the embedded derivative, to be $15.2 million and $19.4 million at September 30, 2015 and December 31, 2014, respectively, based upon Level 2 inputs, including the market price of the 2022 Notes derived from actual trades of the 2022 Notes. The Company has estimated the fair value of the embedded derivative on a stand-alone basis to be $0.0 million at September 30, 2015 and December 31, 2014, based upon Level 2 inputs. See Note 5 above for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. In December 2013, the Company issued 2013 Warrants to purchase 1,420,250 shares of the Company’s common stock. Based on the terms of the 2013 Warrants, the Company determined that the 2013 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2013 Warrants as of December 31, 2014 to be $1.4 million based upon Level 3 inputs, utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model. The Company determined the estimated fair value of the 2013 Warrants as of September 30, 2015 to be $0.6 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model.

In August of 2014, the Company issued 2014 Warrants to purchase 1,000,000 shares of the Company’s common stock.  Based on the terms of the 2014 Warrants, the Company determined that the 2014 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2014 Warrants as of September 30, 2015 to be $0.3 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2014 Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2014 Warrants as of September 30, 2015 due to the lack of market trades of the 2014 Warrants on September 30, 2015.

In February of 2015, the Company issued 2015 Series A Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the 2015 Series A Warrants, the Company determined that the 2015 Series A Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2015 Series A Warrants at the issuance date of February 3, 2015 to be $1.4 million and as of September 30, 2015 to be $2.0 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2015 Series A Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2015 Series A Warrants as of February 3, 2015 and September 30, 2015 due to the lack of market trades of the 2015 Series A Warrants around those respective dates.

In February of 2015, the Company issued 2015 Series B Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the 2015 Series B Warrants, the Company determined that the 2015 Series B Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2015 Series B Warrants at the issuance date of February 3, 2015 to be $2.5 million based upon Level 3 inputs and as of September 30, 2015 to be $0.0 million as the Series B Warrants expired on August 3, 2015.

In May of 2015, the Company issued 2015 Series C Warrants to purchase 430,000 shares of the Company’s common stock.  Based on the terms of the 2015 Series C Warrants, the Company determined that the 2015 Series C Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2015 Series C Warrants at the issuance date of May 19,

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

2015 to be $1.2 million and as of September 30, 2015 to be $0.5 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2015 Series C Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2015 Series C Warrants as of May 19, 2015 and September 30, 2015 due to the lack of market trades of the 2015 Series C Warrants around those respective dates.

While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

13. Information on Business Segments

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Gevo	$423	$944	$2,193	$4,046
Gevo Development / Agri-Energy	7,594	9,197	20,647	14,719
Consolidated	$8,017	$10,141	$22,840	$18,765

Loss from operations:
Gevo	$(6,109)	$(6,133)	$(15,773)	$(19,966)
Gevo Development / Agri-Energy	(3,165)	(2,779)	(9,568)	(10,900)
Consolidated	$(9,274)	$(8,912)	$(25,341)	$(30,866)

Interest expense:
Gevo	$2,098	$2,558	$6,109	$8,471
Gevo Development / Agri-Energy	23	40	77	1,522
Consolidated	$2,121	$2,598	$6,186	$9,993

Depreciation expense:
Gevo	$196	$236	$609	$716
Gevo Development / Agri-Energy	1,420	1,374	4,288	2,498
Consolidated	$1,616	$1,610	$4,897	$3,214

Acquisitions of plant, property and equipment:
Gevo	$-	$27	$2	$76
Gevo Development / Agri-Energy	96	689	269	4,477
Consolidated	$96	$716	$271	$4,553

	September 30,	December 31,
	2015	2014
Total assets:
Gevo	$98,983	$95,680
Gevo Development / Agri-Energy	156,372	49,961
Intercompany eliminations	(154,402)	(46,713)
Consolidated	$100,953	$98,928

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to the achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition, changes in economic conditions and those described in documents we have filed with the Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2014, as amended (our “Annual Report”), and other reports that we have filed with the SEC. All forward-looking statements in this document are qualified entirely by the cautionary statements included in this document and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this document. These forward-looking statements speak only as of the date of this document. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its wholly owned or indirect subsidiaries, and their predecessors.

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

Financial Condition

For the three and nine months ended September 30, 2015, we incurred a consolidated net loss of $6.5 million and $28.2 million respectively, and had an accumulated deficit of $331.5 million at September 30, 2015.  Our cash and cash equivalents at September 30, 2015 totaled $16.2 million which will be used for the following: (i) operating activities of our plant located in Luverne, Minnesota (“Agri-Energy Facility”); (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; and (v) debt service obligations. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address the Company’s cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Agri-Energy

In September 2010, we acquired the Agri-Energy Facility which we have Retrofitted for the production of isobutanol. As of September 30, 2015, we have incurred capital costs of approximately $65.5 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, or produce both products simultaneously, modifications to increase the potential production capacity of GIFT® at the Agri-Energy Facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast at the Agri-Energy Facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol as well as capitalized interest. In May 2012, we commenced initial startup operations for the production of isobutanol at the Agri-Energy Facility. In September 2012, as a result of a lower than planned production rate of isobutanol we made the strategic decision to pause isobutanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates. In 2013, we modified our Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, we resumed the limited production of isobutanol operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock. Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems. In March 2014, we decided to leverage the flexibility of our GIFT® technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, we began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with our strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of positive ethanol contribution margins currently available in the marketplace. Also, with a view to maximizing site cash flows, over certain periods of time, we may and have operated the plant for the sole production of ethanol across all four fermenters.

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

As of September 30, 2015, we have incurred $0.4 million in project engineering and permitting process costs for the future Retrofit of the Redfield Facility, which have been recorded on our balance sheets in deposits and other assets. Based on estimates from our preliminary engineering process, we will need to raise additional debt or equity capital, which we may be unable to do on reasonable terms or at all, in order to complete the Retrofit of the Redfield Facility.

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

During 2009, two milestones were completed and we recorded the related milestone amounts, along with an up-front signing fee, totaling $0.9 million, to research and development expense. During March 2010, we completed milestone number three and recorded the related milestone amount of $2.0 million to research and development expense at its then-current present value of $1.6 million because the milestone payment was paid over a period greater than twelve months from the date that it was incurred. At December 2012, we had not completed milestone number four. Accordingly, we paid a $0.5 million license fee which satisfied the terms of milestone number four under the agreement. This fee was paid in March 2013 through the issuance of 16,667 shares of our common stock to Cargill. Milestone number five included in the license agreement representing potential payments of up to $1.0 million, which is due by December 2015, has not been met as of September 30, 2015 and no amount has been recorded as a liability for this milestone.

Upon commercialization of a product which uses Cargill’s biological material or is otherwise covered by the patent rights under the license agreement, a royalty based on net sales is payable by us, subject to a minimum royalty amount per year, as defined in the agreement, and up to a maximum amount per year.

The license agreement provides an option for Cargill to purchase a nonexclusive, royalty-bearing license for the use of our biocatalyst that utilizes the Cargill biological material or licensed patents for a royalty rate equal to the lowest rate offered to any third party.

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

Butamax Advanced Biofuels, LLC.

On August 22, 2015, the Company entered into a Patent Cross-License Agreement (the “License Agreement”) with Butamax Advanced Biofuels, LLC (“Butamax”) to license certain patent rights.

Pursuant to the terms of the License Agreement, each party received a non-exclusive license under certain patents and patent applications owned or licensed (and sublicensable) by the other party for the production and use of biocatalysts in the manufacture of isobutanol using certain production process technology for the separation of isobutanol, and to manufacture and sell such isobutanol in any fields relating to the production or use of isobutanol and isobutanol derivatives, subject to the customer-facing field restrictions described below.  Each party also received a nonexclusive license to perform research and development on biocatalysts for the production, recovery and use of isobutanol.

Each party may produce and sell up to thirty million gallons of isobutanol per year in any field on a royalty-free basis.  Butamax will be the primary customer-facing seller of isobutanol in the field of fuel blending (subject to certain exceptions, the “Direct Fuel Blending” field) and the Company will be the primary customer-facing seller of isobutanol in the field of jet fuel for use in aviation gas turbines (the “Jet” field, also subject to certain exceptions).  As such, subject to the each party’s right to sell up to thirty million gallons of isobutanol per year in any field on a royalty-free basis, the Company will only sell isobutanol through Butamax in the Direct Fuel Blending field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by the Company, its affiliates or sublicensees within the Direct Fuel Blending field (whether through Butamax or not) and on commercially reasonable terms to be negotiated between the parties and Butamax will only sell isobutanol through the Company in the Jet field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the Jet field (whether through the Company or not) and on commercially reasonable terms to be negotiated between the parties; provided, that each party may sell up to fifteen million gallons of isobutanol in a given year directly to customers in the other party’s customer-facing field on a royalty-free basis so long as the isobutanol volumes are within the permitted thirty million gallons of isobutanol sold or otherwise transferred per year in any field described above and, in certain instances, each party may then sell up to the total permitted thirty million gallons per year in the other party’s customer-facing field on a royalty-free basis. In addition, in order to maintain its status as the primary customer-facing seller in these specific fields, each party must meet certain milestones within the first five years of the License Agreement.  If such milestones are not met as determined by an arbitration panel, then the other party will have the right to sell directly to customers in the other party’s customer-facing field subject to the payment of certain royalties to the other party on such sales.

In addition to the royalties discussed above for sales of isobutanol in the Direct Fuel Blending field, and subject to the Company’s right to sell up to thirty million gallons of isobutanol per year in any field on a royalty-free basis, the Company will pay to Butamax a royalty per gallon of isobutanol sold or transferred by the Company, its affiliates or sublicensees within the field of isobutylene applications (other than isobutylene for paraxylene, isooctane, Jet, diesel and oligomerized isobutylene applications).  Likewise, in addition to the royalties discussed above for sales of isobutanol in the Jet field, and subject to Butamax’s right to sell up to thirty million gallons of isobutanol per year in any field on a royalty-free basis, Butamax will pay to the Company a royalty per gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the fields of marine gasoline, retail packaged fuels and paraxylene (except for gasoline blending that results in use in marine or other fuel applications).  The royalties described above will be due only once for any volume of isobutanol sold or transferred under the License Agreement, and such royalties accrue when such volume of isobutanol is distributed for end use in the particular royalty-bearing field.  All sales of isobutanol in other fields will be royalty-free, subject to the potential technology fee described below.

In the event that the Company, its affiliates or sublicensees choose to employ a certain solids separation technology for the production of isobutanol at one of their respective plants, the Company is granted an option to license such technology from Butamax on a non-exclusive basis subject to the payment of a one-time technology license fee based on the rated isobutanol capacity for each such plant (subject to additional fees upon expansion of such capacity).  The Company also received the option to obtain an engineering package from Butamax to implement this solids separation technology on commercially reasonable terms to be negotiated between the parties and subject to the technology fee described above and an additional technology licensing fee for use of the solids separation technology applicable to ethanol capacity as provided in such engineering package from Butamax (which capacity is not duplicative of the rated isobutanol capacity referenced above) in instances where Butamax provides an engineering package for use at a particular plant that will run isobutanol and ethanol production side-by-side using the licensed solids separation technology at such plant.

The License Agreement encompasses both parties’ patents for producing isobutanol, including biocatalysts and separation technologies, as well as for producing hydrocarbon products derived from isobutanol, including certain improvements and new patent applications filed within seven years of the date of the License Agreement.  While the parties have cross-licensed their patents for making and using isobutanol, the parties will not share their own proprietary biocatalysts with each other.  The parties may use third parties to manufacture biocatalysts on their behalf and may license their respective technology packages for the production of isobutanol to third parties, subject to certain restrictions.  A third party licensee would be granted a sub-license, and would be subject to terms and conditions that are consistent with those under the License Agreement.

Under the License Agreement, the parties have also agreed to certain limitations on the making or participating in a challenge of the other party’s patents that are at issue in the Subject Litigation (as defined below). The parties have also made certain representations, warranties and covenants to each other including, without limitation, with respect to obtaining certain consents, indebtedness, rights in the licensed patents, and relationships with certain other ethanol plant process technology providers.

The License Agreement will continue in effect until the expiration of the licensed patents, unless earlier terminated by a party as provided in the License Agreement.  The parties also have certain termination rights with respect to the term of the license granted to the other party under the License Agreement upon the occurrence of, among other things, a material uncured breach by the other party.  In the event that a party’s license is terminated under the License Agreement, such party’s sublicense agreements may be assigned to the other party, subject to certain restrictions.

The parties may not assign the License Agreement or any right or obligation thereunder without the prior written consent of the other party.  However, the parties may assign the License Agreement to an affiliate or a person that acquires all of the business or assets of such party, subject to certain restrictions.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries, Gevo Development, LLC (“Gevo Development”) and Agri-Energy. The preparation of our unaudited consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our unaudited consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

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

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three and nine months ended September 30, 2015 and 2014, we generated revenue from: (i) the sale of ethanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel, isooctane and bio-paraxylene (“bio-PX”) derived from our isobutanol; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the three and nine months ended September 30, 2015 and 2014 primarily includes costs directly associated with ethanol and isobutanol production at the Agri-Energy Facility such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs.  Direct materials include corn feedstock, yeast, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Other operating costs include utilities and natural gas usage. We periodically enter into forward purchase contracts and exchange-traded futures contracts associated with corn and natural gas. No such contracts were entered into during 2015.  Accordingly, our cost of goods sold may also include gains or losses and/or changes in fair value from our forward purchase contracts and exchange-traded futures contracts.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014 (in thousands)

	Three Months Ended September 30,
	2015	2014	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$7,551	$9,197	$(1,646)
Hydrocarbon revenue	192	778	(586)
Grant and other revenue	274	166	108
Total revenues	8,017	10,141	(2,124)

Cost of goods sold	10,629	11,760	(1,131)

Gross loss	(2,612)	(1,619)	(993)

Operating expenses
Research and development expense	1,527	3,723	(2,196)
Selling, general, and administrative expense	5,135	3,570	1,565
Total operating expenses	6,662	7,293	(631)

Loss from operations	(9,274)	(8,912)	(362)

Other (expense) income
Interest expense	(2,121)	(2,017)	(104)
Interest expense - debt issue costs	-	(581)	581
Gain from change in fair value of embedded derivatives of the 2022 Notes	-	726	(726)
Gain from change in fair value of the 2017 Notes	157	5,673	(5,516)
Gain from change in fair value of derivative warrant liability	4,719	4,173	546
Total other income	2,755	7,974	(5,219)

Net loss	$(6,519)	$(938)	$(5,581)

Revenues. During the three months ended September 30, 2015, we recognized revenue of $7.6 million associated with the sale of 4.3 million gallons of ethanol, as well as isobutanol and related products, a decrease in revenue of $1.6 million from the quarter ended September 30, 2014.  Hydrocarbon revenue decreased during the three months ended September 30, 2015 primarily as a result of a temporary halt in production at our demonstration plant located at the South Hampton facility near Houston, Texas.

Cost of goods sold. Our cost of goods sold during the three months ended September 30, 2015 included $9.2 million associated with the production of ethanol, isobutanol and related products and $1.4 million in depreciation expense. Cost of goods sold decreased $1.1 million during the three months ended September 30, 2015 primarily due to decreases in variable manufacturing costs of $0.2 million, repairs and maintenance of $0.4 million, startup costs of $0.2 million incurred in the prior year associated with establishing the side-by-side configuration of the Luverne facility, and other costs reductions of $0.3 million.

Research and development expense. Research and development expenses decreased during the three months ended September 30, 2015 primarily due to a $1.2 million decrease related to reduced employee related expenses, consultant and contract staff expenses, a $0.6 million decrease in costs related to the South Hampton facility as a result of a temporary halt in production at the facility, and a $0.3 million decrease in lab consumables.

Selling, general and administrative expense. The increase in selling, general and administrative expenses during the three months ended September 30, 2015 primarily resulted from increases of $1.3 million in legal expenses incurred as a result of preparing for a possible trial in August 2015 and $0.3 million in employee related stock compensation expenses.

Interest expense. Interest expense, including debt issue costs, decreased by $0.5 million during the three months ended September 30, 2015 primarily resulting from decreases in non-cash accrued interest expense associated with the issuance of the private debt with Whitebox Advisors, LLC (“Whitebox”) in 2014.

Gain from change in fair value of embedded derivatives of the 2022 Notes.  During the three months ended September 30, 2014, we reported a $0.7 million gain associated with the decrease in fair value of the 2022 Notes, primarily as a result of a decrease in the price of our common stock in the third quarter of 2014.  There was no gain or loss recorded in 2015 as the derivatives have had no meaningful value since the third quarter of 2014.

Gain from change in fair value of the 2017 Notes. During the three months ended September 30, 2015, we reported a $0.2 million gain associated with the decrease in fair value of the 10% convertible senior secured notes due 2017 (the “2017  Notes”), primarily a result of a decrease in the price of our common stock between June 30, 2015 and September 30, 2015. During the three months ended September 30, 2014, we reported a $5.5 million gain associated with the decrease in fair value of the 2017 Notes, primarily as a result of a decrease in the price of our common stock in the third quarter of 2014.

Gain from change in fair value of derivative warrant liability. In December 2013, August 2014, February 2015, and May 2015 we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the three months ended September 30, 2015 the estimated fair value of the derivative warrant liability decreased primarily associated with the decrease in the price of our common stock between June 30, 2015 and September 30, 2015.  As a result, the Company reported a $4.7 million gain during the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2015 and 2014 (in thousands)

	Nine Months Ended September 30,
	2015	2014	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$20,604	$14,719	$5,885
Hydrocarbon revenue	1,449	3,426	(1,977)
Grant and other revenue	787	620	167
Total revenues	22,840	18,765	4,075

Cost of goods sold	29,761	24,709	5,052

Gross loss	(6,921)	(5,944)	(977)

Operating expenses
Research and development expense	5,014	11,414	(6,400)
Selling, general, and administrative expense	13,406	13,508	(102)
Total operating expenses	18,420	24,922	(6,502)

Loss from operations	(25,341)	(30,866)	5,525

Other (expense) income
Interest expense	(6,186)	(6,227)	41
Interest expense - debt issuance costs	-	(3,766)	3,766
Gain (loss) on conversion of debt	285	-	285
Gain on extinguishment of warrant liability	1,775	-	1,775
Gain from change in fair value of embedded derivatives of the 2022 Notes	-	3,470	(3,470)
Gain from change in fair value of the 2017 Notes	3,582	544	3,038
Gain (loss) from change in fair value of derivative warrant liability	(2,361)	6,772	(9,133)
Other income	14	7	7
Total other income (expense)	(2,891)	800	(3,691)

Net loss	$(28,232)	$(30,066)	$1,834

Revenues. During the nine months ended September 30, 2015, we recognized revenue of $20.6 million associated with the sale of 11.3 million gallons of ethanol, as well as isobutanol and related products, an increase in revenue of $5.9 million from the nine months ended September 30, 2014. Hydrocarbon revenue decreased during the nine months ended September 30, 2015 primarily as a result of the shipment of bio-PX to Toray Industries in May 2014 for which we recognized $1.5 million of revenue. Additional decreases in hydrocarbon revenue are a result of a temporary halt in production at our at our demonstration plant located at the South Hampton facility while we renegotiated our contract with South Hampton.

Cost of goods sold. Our cost of goods sold during the nine months ended September 30, 2015 included $25.5 million associated with the production of ethanol, isobutanol and related products and $4.3 million in depreciation expense. Cost of goods sold increased during the nine months ended September 30, 2015 primarily due to increased production of ethanol as compared to the prior year.

Research and development expense. Research and development expenses decreased during the nine months ended September 30, 2015 primarily due to a $4.0 million decrease related to reduced employee related expenses, consultant and contract staff expenses, a $0.9 million decrease in costs related to the South Hampton facility, and a $1.1 million decrease in lab consumables.

Selling, general and administrative expense. The decrease in selling, general and administrative expenses during the nine months ended September 30, 2015 primarily resulted from decreases of $1.0 million in employee-related expenses, consultant and contract staff expenses and office expenses, offset by increases of $0.9 million in professional and legal expenses.

Interest expense. Interest expense decreased during the nine months ended September 30, 2015 primarily resulting from a decrease in non-cash accrued interest expense and interest expense associated with the issuance of the private debt with Whitebox in 2014.

Gain on extinguishment of warrant liability.  During the nine months ended September 30, 2015, we incurred gains of $1.8 million resulting from inducement payments made in connection with the 2013 and 2014 Warrant exercises. This is the result of the fair value of the derivative warrant liability for the 2013 and 2014 Warrants and the cash received being greater than the fair value of the shares issued upon exercise.

Gain from change in fair value of embedded derivatives of the 2022 Notes.  During the nine months ended September 30, 2014, we reported a $3.5 million gain associated with the decrease in fair value of the 2022 Notes, primarily a result of a decrease in the price of our common stock during that period.  There was no gain or loss recorded in 2015 as the derivatives have had no meaningful value since the third quarter of 2014.

Gain from change in fair value of the 2017 Notes. During the nine months ended September 30, 2015, we reported a $3.6 million gain associated with the decrease in fair value of the 2017 Notes, primarily a result of a decrease in the price of our common stock from December 31, 2014 to September 30, 2015.

Gain (loss) from change in fair value of derivative warrant liability. In December 2013, August 2014, February 2015, and May 2015, we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the nine months ended September 30, 2015, the estimated fair value of the derivative warrant liability increased primarily associated with additional warrant issuances that occurred from December 31, 2014 to September 30, 2015 and the exercise of warrants during that period.  As a result, the Company reported a $2.4 million loss during the nine months ended September 30, 2015.

Liquidity and Capital Resources

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

In February 2015, we issued and sold 2,216,667 shares of common stock, warrants to purchase an additional 2,216,667 shares of common stock (the “2015 Series A Warrants”) and warrants to purchase an additional 2,216,667 shares of common stock (the “2015 Series B Warrants”). The shares of common stock and the 2015 Series A and 2015 Series B Warrants were sold together as common stock units for a purchase price of $3.00 per unit, but were immediately separable and issued separately. The 2015 Series A Warrants have an exercise price of $3.75 per share, are exercisable from the date of original issuance and will expire on February 3, 2020. The 2015 Series B Warrants have an exercise price of $3.00 per share, are exercisable from the date of original issuance and  expired on

August 3, 2015. The shares of common stock and the 2015 Series A and 2015 Series B Warrants are separable and were issued separately. The gross proceeds were approximately $6.7 million not including any proceeds from the exercise of the warrants.

In August 2014, we issued and sold 2,000,000 shares of common stock and 2014 Warrants to purchase an additional 1,000,000 shares of common stock in a firm commitment underwritten public offering.  The shares of common stock and the 2014 Warrants were sold together as common stock units for a purchase price of $9.00 per unit, but were immediately separable and issued separately. The 2014 Warrants have an exercise price of $8.30 per share and will be exercisable from the date of the original issuance and will expire on August 5, 2019.   The gross proceeds from this offering were approximately $18.0 million, not including any proceeds from the exercise of the 2014 Warrants.

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

In December 2013, we issued and sold 1,420,250 shares of common stock and 2013 Warrants to purchase an additional 1,420,250 shares of common stock.  The shares of common stock and the 2013 Warrants were sold together as common stock units for a purchase price of $20.25 per unit, but were immediately separable and issued separately. The 2013 Warrants have certain anti-dilution provisions. The 2013 Warrants have an exercise price of $12.65, are exercisable from the date of the original issuance and will expire on December 16, 2018.  This offering resulted in net proceeds of $26.8 million after deducting $2.0 million in underwriting discounts and commissions and other offering costs. We used $5.1 million of the proceeds from this offering in December 2013 to repay outstanding principal to TriplePoint.

In July 2012, we issued: (i) 0.8 million shares of common stock at an offering price of $74.25 per share; and (ii) $45.0 million aggregate principal amount of 2022 Notes, in each case in a firm commitment underwritten public offering (the “2012 Equity Offering” and the “Note Offering,” respectively, and together, the “2012 Offerings”). We received proceeds from the 2012 Offerings of $98.4 million, net of expenses and fees to underwriters. We used $5.4 million of the proceeds from the Note Offering to pay in full all amounts outstanding the loan and security agreement entered into by Gevo, Inc. with TriplePoint in August 2010 (the “Gevo Loan Agreement”). As of September 30, 2015, $20.1 million in principal amount of 2022 Notes have been converted and, as such, we had an aggregate of $24.9 million in principal amount of 2022 Notes outstanding as of that date.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(21,012)	$(32,606)
Net cash used in investing activities	(127)	(7,164)
Net cash provided by financing activities	30,983	29,155

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

During the nine months ended September 30, 2015, we used $21.0 million in cash from operating activities primarily resulting from a net loss of $28.2 million, partially offset by $6.3 million in non-cash gains and expenses and $1.0 million associated with working capital.

Investing Activities

During the nine months ended September 30, 2015, we used $0.1 million in cash from investing activities related to capital expenditures at our Agri-Energy Facility.

Financing Activities

During the nine months ended September 30, 2015, we generated $31.0 million associated with financing activities, primarily related to the public offering of common stock units in May 2015 and February 2015 and the subsequent exercises of warrants.

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

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share or 0.0576 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable under certain circumstances, 5% in cash and 5% in kind and capitalized and added to the principal amount of the 2017 Notes (otherwise the full 10% is payable in cash). While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of September 30, 2015, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

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

On July 31, 2014, January 28, 2015 and May 13, 2015, the Company entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.

On June 1, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit the execution, delivery, and performance of the certain agreements with FCStone, the incurrence of indebtedness by the Company and Agri-Energy in connection therewith and the making of investments by the Company and Agri-Energy thereunder.

On August 22, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit (i) the execution, delivery, and performance of the License Agreement (as defined above) and (ii) the exchange of all or any portion of the 2022 Notes for common stock issued by the Company.

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

The Company has elected the fair value option for accounting of the Term Loan and 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at September 30, 2015 of $26.1 million has been recorded at its estimated fair value of $21.9 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at September 30, 2015. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $4.2 million has been recognized in subsequent periods in connection with the election of the fair value option.  Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain (loss) from change in fair value of 2017 Notes in the consolidated statements of operations. The fair value of the 2017 Notes at the issuance date were equal to the net proceeds from the loan.  During the nine months ended September 30, 2015, the Company incurred cash interest expense of $1.3 million.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment (as defined in the Indenture). The Coupon Make-Whole Payment is equal to the sum of the present values of the semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. During the nine months ended September 30, 2015, no holders of the 2022 Notes elected to convert notes.

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

Secured Long-Term Debt

Amended Agri-Energy Loan Agreement. In October 2011, the loan and security agreement with TriplePoint was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol. In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which bore interest at a rate equal to 11%. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities, bringing the total borrowed under the additional term loan facilities to $15.0 million.

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

As part of the 2014 Amendment, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint.  At September 30, 2015, the amended loan agreement had a principal balance of $0.6 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of September 30, 2015, Agri-Energy has granted TriplePoint a junior security interest in all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at September 30, 2015 (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total
Principal debt payments (1)	$320	$26,349	$-	$24,900	$51,569
Interest payments on debt (2)	4,517	4,933	3,735	3,735	16,920
Operating leases (3)	1,458	2,123	803	-	4,384
Software license agreement (4)	162	167	-	-	329
Total	$6,457	$33,572	$4,538	$28,635	$73,202

(1)	Represents cash principal payments due to Whitebox, TriplePoint and to holders of the 2022 Notes.
(2)	Represents cash interest payments due to Whitebox, TriplePoint and to holders of the 2022 Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	Amounts due under a software license agreement.

The table above reflects only payment obligations that are fixed and determinable as of September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the nine months ended September 30, 2015. For a discussion of our market risk associated with commodity prices, equity prices and interest rates see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

Conclusion regarding the effectiveness of disclosure controls and procedures. We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) has been performed under the supervision of, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 because of deficiencies in our accounting for non-routine transactions, including a material weakness identified in the year ended December 31, 2014 in accounting for the underwritten public offering completed in August 2014 (the “August Offering”) as described below. Notwithstanding the material weakness that continued to exist as of September 30, 2015, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with GAAP.

Remediation of Material Weakness in Internal Control Over Financial Reporting. Management is currently addressing this material weakness in internal control over financial reporting and is anticipating remediating the deficiency by the end of 2015. The Company is implementing enhanced controls and policies with respect to the review and analysis of all working papers of non-routine transactions such as the August Offering. During the three months ended September 30, 2015, management identified continued deficiencies in the accounting of non-routine accounting transactions and the previously identified material weakness continues to be remediated. Management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the nine months ended September 30, 2015 fairly present in all material respects the Company’s financial position results of operations and cash flows in accordance with GAAP.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On January 14, 2011, Butamax filed a complaint (the “Complaint”) against us in the United States Court for the District of Delaware (the “Delaware District Court”), as Case No. 1:11-cv-00054-SLR, alleging that we were infringing one or more claims made in U.S. Patent No. 7,851,188, entitled “Fermentive Production of Four Carbon Alcohols.”

On August 11, 2011, Butamax amended the Complaint to include allegations that we were infringing one or more claims made in U.S. Patent No. 7,993,889, also entitled “Fermentive Production of Four Carbon Alcohols”. On March 12, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00298-SLR, alleging that we were infringing one or more claims made in U.S. Patent No. 8,129,162, entitled “Ketol-Acid Reductoisomerase Using NADH.”

On May 15, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-00602-SLR, alleging that we were infringing one or more claims made in U.S. Patent No. 8,178,328, entitled “Fermentive Production of Four Carbon Alcohols.”

On August 6, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01014-SLR, alleging that we were infringing U.S. Patent No. 8,222,017, entitled “Ketol-Acid Reductoisomerase Using NADH.”

On August 14, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01036-SLR, alleging that we were infringing U.S. Patent No. 8,241,878, entitled “Recombinant Yeast Host Cell with Fe-S Cluster Proteins and Methods of Using Thereof.”

On September 25, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01200-SLR, alleging that we were infringing U.S. Patent No. 8,273,558, entitled “Fermentive Production of Four Carbon Alcohols.”

On October 8, 2012, Butamax filed a complaint in the Delaware District Court, as Case No. 1:12-cv-01300-SLR, alleging that we were infringing U.S. Patent No. 8,283,144, entitled “Fermentive Production of Four Carbon Alcohols.”

On August 22, 2015, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Butamax, E.I. du Pont de Nemours & Company (“DuPont”) and BP Biofuels North America LLC (“BP” and, together with Butamax and DuPont, the “Butamax Parties”), that resolves the various disputes, lawsuits and other proceedings between one or more of the Butamax Parties and the Company mentioned above; and the Company (the “Subject Litigation”), and creates a new business relationship pursuant to which Butamax and the Company have granted rights to each other under certain patents and patent applications in accordance with the terms of the License Agreement which was entered into by the Company and Butamax concurrently with the Settlement Agreement.

Pursuant to the terms of the Settlement Agreement, the parties have agreed to terminate the Subject Litigation by filing a joint motion of dismissal with prejudice subject to certain continuing permitted activities such as the rights of each of the Company and Butamax to take further actions in connection with existing appeals and reexaminations for purposes of resolving existing disputes.  Additionally, the parties have agreed to jointly request that the Delaware District Court vacate and withdraw its decisions and orders concerning certain of the parties’ substantive motions, specifically the Delaware District Court’s Claim Construction Memorandum Opinion and Order in matter 11-54, dated March 19, 2013, and the Delaware District Court’s memorandum Opinion and Order dated August 3, 2015 in matters 12-1036, 12-1300 and 12-1200.

The Butamax Parties have also agreed to release, on behalf of themselves and their affiliates, the Company and its affiliates from and against all claims that the Butamax Parties have or may have with respect to any matter arising from or related to the Subject Litigation.  Likewise, the Company has agreed to release, on behalf of itself and its affiliates, the Butamax Parties and their affiliates from and against all claims that the Company has or may have with respect to any matter arising from or related to the Subject Litigation.

In addition to the mutual release discussed above, the parties have also agreed to certain limitations on the making or participating in a challenge of the other party’s patents that are at issue in the Subject Litigation.  The parties have also made certain representations, warranties and covenants to each other including, without limitation, with respect to obtaining certain consents.

The Settlement Agreement will continue in effect until the expiration of the licensed patents, unless earlier terminated by all parties in writing, except that certain obligations under the Settlement Agreement including the mutual release and obligations to pay royalties and other fees under the License Agreement will survive the termination of the Settlement Agreement.

The parties may not assign the Settlement Agreement or any right or obligation thereunder without the prior written consent of the other party.  However, the parties may assign the Settlement Agreement to an affiliate or a person that acquires all or substantially all of the business or assets of such party, provided that the assignment includes all patents and patent applications owned by the assigning party that are at issue in the Subject Litigation, subject to certain restrictions.

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

We have incurred net losses of $28.2 million, $41.1 million, $66.8 million, and $60.7 million during the nine months ended September 30, 2015 and the years ended December 31, 2014, 2013 and, 2012, respectively. As of September 30, 2015, we had an accumulated deficit of $331.5 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue from the sale of isobutanol, ethanol and related products at the Agri-Energy Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.  Additionally, we have generated limited revenue from the sale of products such as alcohol-to-jet (“ATJ”) fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants, cooperative agreements or product supply contracts, our revenues could be adversely affected.

Furthermore, we expect to spend significant amounts on the further development and commercial implementation of our technology. We also expect to spend significant amounts acquiring and deploying additional equipment to attain final product specifications that may be required by future customers, acquiring or otherwise gaining access to additional ethanol plants and Retrofitting them for isobutanol production, on marketing, general and administrative expenses associated with our planned growth, on management of operations as a public company, and on debt service obligations. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

In particular, over time, costs related to defending the validity of our issued patents and challenging the validity of the patents of others at the USPTO may be significant. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during the foreseeable future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

To date, we have funded our operations primarily through equity offerings, issuances of debt, borrowing under our secured debt financing arrangements and revenues earned primarily from the sale of ethanol. Based on our current plans and expectations, we will require additional funding to achieve our goals. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending against claims by others that we may be violating their intellectual property rights may to be significant. Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned and may seek to raise additional funds through public or private debt or equity financings in the near future. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

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
•

our efforts to prepare, file, prosecute, maintain and enforce patent, trademark and other intellectual property rights and defend against claims by others that we may be violating their intellectual property rights; and/or

•	our activities in developing storage capacity and negotiating supply agreements that may be necessary for the commercialization of our isobutanol production.

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights.

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

Litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the U.S. may divert management time from focusing on business operations, could cause us to spend significant amounts of money and may have no guarantee of success. Any future intellectual property litigation could also force us to do one or more of the following:

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

We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. We cannot assure you that we will ultimately prevail if any of this third-party intellectual property is asserted against us.

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

We believe that, like the Agri-Energy Facility, the other ethanol production facilities we access can continue to produce ethanol during most of the Retrofit process. In certain cases, we may obtain income from this ethanol production. Further, we have designed our isobutanol production technology (including the Retrofit of the Agri-Energy Facility) to allow us to revert to ethanol production at certain facilities, or produce both products simultaneously, when the economic conditions for ethanol production make such production desirable. Our earnings from ethanol revenue will be dependent on the price of, demand for and cost to produce ethanol. Decreases in the price of ethanol, whether caused by decreases in gasoline prices, changes in regulations, seasonal fluctuations or otherwise, will reduce our revenues, while increases in the cost of production will reduce our margins. To the extent that ethanol production costs increase or price decreases, earnings from ethanol production could suffer, which could have a material adverse effect on our business.

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

As of September 30, 2015, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to nameplate production levels. The production of isobutanol requires multiple integrated steps, including:

•	obtaining the plant feedstocks;
•	treatment with enzymes to produce fermentable sugars;
•	fermentation by organisms to produce isobutanol from the fermentable sugars;
•	distillation of the isobutanol to concentrate and separate it from other materials;
•	purification of the isobutanol; and
•	storage and distribution of the isobutanol.

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced isobutanol at nameplate production levels. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the one MGPY demonstration facility and at the Agri-Energy Facility, such production was not at full nameplate capacity of a commercial facility. Our production since the fourth quarter of 2013 has utilized a corn mash feedstock, but risk still exists for achieving nameplate capacity at the Agri-Energy Facility. The risk of contamination and other problems rises as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

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

A very limited market currently exists for isobutanol as a fuel or as a gasoline blendstock. Therefore, to gain market acceptance and successfully market our isobutanol to fuels distributors and refiners, we must effectively demonstrate the commercial advantages of using isobutanol over other biofuels and blendstocks, as well as our ability to produce isobutanol reliably on a commercial scale at a sufficiently low cost. We must show that isobutanol is compatible with existing infrastructure and does not damage pipes, engines, storage facilities or pumps. We must also overcome marketing and lobbying efforts by producers of other biofuels and blendstocks, including ethanol, many of whom may have greater resources than we do. If the markets for isobutanol as a fuel or as a gasoline blendstock do not develop as we currently anticipate, or if we are unable to penetrate these markets successfully, our revenue and growth rate could be materially and adversely affected.

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

We may be reliant on Butamax to develop certain markets for isobutanol.

As part of the License Agreement entered into with Butamax, it was agreed that Butamax would take the lead in developing the markets for on-road gasoline blendstocks. This would entail progressing the required approvals for these markets, as well as managing the marketing and distribution of our isobutanol and our potential licensee’s isobutanol in these markets beyond certain minimum volumes. If Butamax is unable to obtain the necessary approvals to sell isobutanol into the on-road gasoline blendstock markets, or if it is unsuccessful in building market demand for isobutanol as an on-road gasoline blendstock, our revenue and growth rate could be materially and adversely affected.

We may be required to pay Butamax royalties for selling isobutanol into certain markets, which could hinder our ability to competitively sell our isobutanol into those markets.

As part of the License Agreement entered into with Butamax, it was agreed that we, and our potential licensees, may be required to pay Butamax royalties for selling isobutanol into the on-road gasoline blendstock markets and the chemical isobutylene applications markets beyond certain minimum volumes. The addition of these royalties may make our isobutanol uncompetitive from a price perspective, which may hinder our ability to sell into these markets. If this is the case, our revenue and growth rate could be materially and adversely affected.

We may face substantial delays in obtaining regulatory approvals for use of our isobutanol in the fuels and chemicals markets, which could substantially hinder our ability to commercialize our products.

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

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. As an early stage company, we lack commercial operating experience, and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully negotiate and structure long-term supply agreements for the isobutanol we produce. Certain agreements with existing and potential customers may initially only provide for the purchase of limited quantities from us. For example, our agreement with Alaska Airlines entered into in May 2015 provides for the initial purchase of a limited quantity of our ATJ fuel, and does not obligate Alaska Airlines to purchase any additional quantity of jet fuel in addition to the amount initially purchased. Our ability to increase our sales will depend in large part upon our ability to expand these existing customer relationships into long-term supply agreements. Maintaining and expanding our existing relationships and establishing new ones can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, delay our acquiring and Retrofitting of additional plants, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

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

Because ICM has designed a significant number of the current operating ethanol production facilities in the U.S., we believe that our alliance with ICM will allow us to more quickly achieve commercial-scale production of isobutanol. However, ICM may fail to fulfill its obligations to us under our agreements and under certain circumstances, such as a breach of confidentiality by us, can terminate the agreements. In addition, ICM may assign the agreements without our consent in connection with a change of control. Since adapting our technology to commercial-scale production of isobutanol and then Retrofitting ethanol plants to use our technology is a major part of our commercialization strategy, losing our alliance with ICM would slow our technological and commercial development. It could also force us to find a new contractor with less experience than ICM in designing and building ethanol plants, or to invest the time and resources necessary to Retrofit plants on our own. Such Retrofits may be less successful than if performed by ICM engineers, and Retrofitted plants might operate less efficiently than expected. This could substantially hinder our ability to expand our production capacity, and could severely impact our performance. If ICM fails to fulfill its obligations to us under our agreements and our competitors obtain access to ICM’s expertise, our ability to realize continued development and commercial benefits from our alliance could be affected. Accordingly, if we lose our alliance with ICM, if ICM terminates or breaches its agreements with us, or if ICM assigns its agreements with us to a competitor of ours or to a third party that is not willing to work with us on the same terms or commit the same resources, our business and prospects could be harmed.

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

Additionally, we plan to be the sole marketer for all isobutanol and co-products produced using our proprietary technology and sold in markets other than on-road gasoline blendstocks including, without limitation, all isobutanol that is produced by any facilities that we access via joint venture. Marketing agreements can be very complex and the obligations that we assume as the sole marketer of isobutanol may be time consuming. We have no experience marketing isobutanol on a commercial scale and we may fail to successfully negotiate marketing agreements in a timely manner or on favorable terms. If we fail to successfully market the isobutanol produced using our proprietary technology to refiners and chemical producers, our business, financial condition and results of operations will be materially adversely affected.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of September 30, 2015, we exclusively licensed rights to approximately 106 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions, and we owned rights to approximately 418 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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

In the ethanol market, we operate in a highly competitive industry in the U. S. According to the Renewable Fuels Association, there are over 200 ethanol facilities in the U. S. with an installed nameplate capacity of almost 15 billion gallons. Some of the key competitors in the U.S. include Archer-Daniels-Midland Company, POET, LLC, Valero Energy Corporation and Green Plains Renewable Energy, Inc. We also face competition from foreign producers of ethanol. Brazil is believed to be the world’s second largest ethanol producing country. Many producers have much larger production capacities and operate at a lower cost of production than we do. As a result, these companies may be able to compete more effectively in narrower commodity margin environments.

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

We have historically engaged in hedging transactions to offset some of the effects of volatility in commodity prices. We have generally followed a policy of using exchange-traded futures contracts to reduce our net position in agricultural commodity inventories and forward purchase contracts to manage price risk. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging exposes us to the risk that we may have under- or over-estimated our need for a specific commodity or that the other party to a hedging contract may default on its obligation. If there are significant swings in commodity prices, or if we purchase more corn for future delivery than we can process, we may have to pay to terminate a futures contract, resell unneeded corn inventory at a loss, or produce our products at a loss, all of which would have a material adverse effect on our financial performance. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of isobutanol, distiller’s grains, iDGs™ or ethanol. Losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

The process of maintaining our internal controls and complying with Section 404 is expensive and time consuming, and requires significant attention of management. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of their inherent limitations, our internal controls over financial reporting may not prevent or detect fraud or misstatements. Failure to maintain required controls or implement new or additional controls as circumstances warrant, or difficulties encountered in maintaining or implementing controls, could harm our results of operations or cause us to fail to meet our reporting obligations.

Our management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 because of deficiencies in our accounting for non-routine transactions, including a material weakness identified in the year ended December 31, 2014 in accounting for the underwritten public offering completed in August 2014 (the “August Offering”). Notwithstanding the material weakness that existed as of September 30, 2015, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with GAAP. Management is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. The Company is implementing enhanced controls and policies with respect to the review and analysis of all working papers of non-routine transactions such as the August Offering. Management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended September 30, 2015 fairly present in all material respects the Company’s financial position, results of operations, and cash flows in accordance with GAAP.

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

As of September 30, 2015, the aggregate amount of the outstanding principal and final payments under the Amended Agri-Energy Loan Agreement with TriplePoint was approximately $0.6 million and we had $26.1 million in outstanding 2017 Notes, and $24.9 million in outstanding 2022 Notes. In addition, we, and any current and future subsidiaries of ours, may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indentures governing the Convertible Notes. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning Our Securities” section could intensify.

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

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, the closing sales price for one share of our common stock has reached a high of $383.25 and a low of $1.72.

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

We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes and/or the exercise of some or all of the warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Additionally, under the terms of certain warrants, in the event that a warrant is exercised at a time when we do not have an effective registration statement covering the underlying shares of common stock on file with the SEC, such warrants must be net exercised, which will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.

As of September 30, 2015, we had $24.9 million in outstanding 2022 Notes, which were convertible into 1,759,433 shares of common stock at the conversion rate in effect on September 30, 2015 (which amount includes 1,467,821 shares of common stock issuable in full satisfaction of the coupon make-whole payments due in connection therewith). The anticipated conversion of the $24.9 million in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have the option to issue common stock to any converting holder in lieu of making any required coupon make-whole payment in cash. If we elect to issue our common stock for such payment, the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. If our stock price decreases, the number of shares we would be required to deliver in connection with the coupon make-whole payments would increase. Given that the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the 2022 Notes or making cash payments in respect of the coupon make-whole payments due upon a conversion, we may be unable to make such payment in cash. If we issue additional shares of our common stock in satisfaction of such payments, this may cause significant additional dilution to our existing stockholders.

As of September 30, 2015, we had $26.1 million in outstanding 2017 Notes, which were convertible into 1,727,968 shares of our common stock at the conversion rate in effect on September 30, 2015.  The 1,727,968 shares includes 225,436 shares of common stock that may be issuable from time to time in the event that the Company pays a portion of the interest on the 2017 Notes in kind or elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. The anticipated conversion of the outstanding 2017 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2017 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

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

The indentures governing the Convertible Notes may prohibit us from engaging in certain mergers or acquisitions and if a fundamental change of the Company occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes and, in certain circumstances, to pay the holders of Convertible Notes a make-whole payment equal to the aggregate amount of interest that would have been payable on such Convertible Notes from the repurchase date through the maturity date of such Convertible Notes. With respect to the 2022 Notes, if a fundamental change occurs prior to the maturity date of the 2022 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2022 Notes in connection with such fundamental change. With respect to the 2017 Notes, the Company has the right to increase the conversion rate of the 2017 Notes by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest. In addition, if an extraordinary transaction occurs, and the warrants are assumed by a company that is not a publicly traded company, holders of certain warrants may have the right, at their option, to require us to repurchase the unexercised portion of such warrants for an amount in cash equal to the value of the warrants, as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to our stockholders.

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

If a fundamental change (as defined in the indentures governing the Convertible Notes) occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% of principal plus accrued and unpaid interest, to, but not including, the repurchase date. We would also be required to pay the holders of the 2017 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes to, but not including, the maturity date of such notes. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay any cash amounts that may become due upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, unless we are able to obtain the applicable lender’s consent prior to the taking of such action.

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

As of September 30, 2015, there were 668,944 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act of 1933, as amended. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of the warrants.

As of September 30, 2015, there were 232,940 shares of common stock available for future grant under our 2010 Plan and 76,629 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested.

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

Our common stock is listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to comply with applicable listing standards. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange. Furthermore, it would be a fundamental change under the indentures governing the Convertible Notes if our common stock is not listed on a national securities exchange. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% of principal plus accrued and unpaid interest to, but not including, the repurchase date. We would also be required to pay the holders of the 2017 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes to, but not including, the maturity date of such notes. Repurchase offers for the 2022 Notes would be prohibited by the agreements governing our secured indebtedness with TriplePoint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 2, 2015, the Company agreed with Brett Lund, Chief Legal Officer, General Counsel and secretary that he will be leaving the Company effective November 13, 2015.  Given that the Butamax litigation has been successfully resolved and that the Company’s IP portfolio has been substantially built out, he has completed his primary mission at Gevo.  Subsequently, Gevo and Mr. Lund have agreed to a separation.  In connection with his separation, Mr. Lund will receive severance compensation and benefits consistent with a termination of employment without cause by the Company as described in his previously disclosed employment agreement.  Mr. Lund was a “named executive officer” in the Company’s most recent proxy statement.  Mr. Lund will continue to advise the Company as his schedule permits.

Item 6. Exhibits.

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10
4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11
4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12
4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.14	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.15	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.16†	Indenture by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB, dated June 6, 2014 (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1
4.17	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.18	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd.	8-K	001-35073	January 30, 2015	4.1
4.19†	Exchange and Purchase Agreement by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 23, 2014	4.1
4.20	Registration Rights Agreement by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 15, 2014	4.2
4.21	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.22	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.23	2015 Common Stock Unit Series B Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.2
4.24	Third Supplemental Indenture, dated May 13, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	May 15, 2015	4.1
4.25	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.26	Fourth Supplemental Indenture, dated June 1, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	August 7, 2015	4.26
4.27

Fifth Supplemental Indenture, dated August 22, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.

X
10.1	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended	8-K	001-35073	July 10, 2015	10.1
10.2†	Settlement Agreement and Mutual Release, dated August 22, 2015, by and among Gevo, Inc., Butamax Advanced Biofuels, LLC, E.I. du Pont de Nemours & Company and BP Biofuels North America LLC..					X
10.3†	Patent Cross-License Agreement dated, August 22, 2015, by and between Gevo, Inc. and Butamax Advanced Biofuels LLC.					X
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Date:  November 5, 2015