Form 10-Q/A
period 2015-09-30
Gevo, Inc.
filed 2015-11-10
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Gevo, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2015 (the “Original Filing”). Very shortly after filing the Original Filing, the Company learned that the net loss per share calculations for the three and nine months ended September 30, 2014 in the Consolidated Statements of Operations had not been updated to reflect the reverse stock split that the Company implemented in April 2015. This Form 10-Q/A corrects those figures and updates the exhibit list from the Original Filing. In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-Q/A.

This Form 10-Q/A does not attempt to modify or update the disclosures in any other items set forth in the Original Filing, and speaks as of the date of the Original Filing, unless otherwise noted. The Original Filing, as amended, is set forth in its entirety for convenience, but not all exhibits filed with the Original Filing are filed with this Form 10-Q/A. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

GEVO, INC.

FORM 10-Q/A

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

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue and cost of goods sold
Ethanol sales and related products, net	$7,551	$9,197	$20,604	$14,719
Hydrocarbon revenue	192	778	1,449	3,426
Grant and other revenue	274	166	787	620
Total revenues	8,017	10,141	22,840	18,765
Cost of goods sold	10,629	11,760	29,761	24,709
Gross loss	(2,612)	(1,619)	(6,921)	(5,944)

Operating expenses
Research and development expense	1,527	3,723	5,014	11,414
Selling, general and administrative expense	5,135	3,570	13,406	13,508
Total operating expenses	6,662	7,293	18,420	24,922

Loss from operations	(9,274)	(8,912)	(25,341)	(30,866)

Other (expense) income
Interest expense	(2,121)	(2,017)	(6,186)	(6,227)
Interest expense - debt issue costs	-	(581)	-	(3,766)
Gain on conversion of debt	-	-	285	-
Gain on extinguishment of warrant liability	-	-	1,775	-
Gain from change in fair value of embedded derivatives of the 2022 Notes	-	726	-	3,470
Gain from change in fair value of the 2017 Notes	157	5,673	3,582	544
Gain (loss) from change in fair value of derivative warrant liability	4,719	4,173	(2,361)	6,772
Other income	-	-	14	7
Total other income (expense)	2,755	7,974	(2,891)	800

Net loss	(6,519)	(938)	(28,232)	(30,066)

Net loss per share - basic and diluted	$(0.39)	$(0.16)	$(2.22)	$(6.07)
Weighted-average number of common shares outstanding - basic and diluted	16,688,632	5,808,079	12,700,844	4,956,994

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Item 6. Exhibits.

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.10
4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11
4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12
4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.14	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.15	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.16†	Indenture by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB, dated June 6, 2014 (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1
4.17	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.18	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd.	8-K	001-35073	January 30, 2015	4.1
4.19†	Exchange and Purchase Agreement by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 23, 2014	4.1
4.20	Registration Rights Agreement by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 15, 2014	4.2
4.21	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.22	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.23	2015 Common Stock Unit Series B Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.2
4.24	Third Supplemental Indenture, dated May 13, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	May 15, 2015	4.1
4.25	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.26	Fourth Supplemental Indenture, dated June 1, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	August 7, 2015	4.26
4.27	Fifth Supplemental Indenture, dated August 22, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	November 5, 2015	4.27
10.1	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan, as amended	8-K	001-35073	July 10, 2015	10.1
10.2†	Settlement Agreement and Mutual Release, dated August 22, 2015, by and among Gevo, Inc., Butamax Advanced Biofuels, LLC, E.I. du Pont de Nemours & Company and BP Biofuels North America LLC..	10-Q	001-35073	November 5, 2015	10.2
10.3†	Patent Cross-License Agreement dated, August 22, 2015, by and between Gevo, Inc. and Butamax Advanced Biofuels LLC.	10-Q	001-35073	November 5, 2015	10.3
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					X
101

Financial statements from the Quarterly Report on Form 10-Q/A of Gevo, Inc. for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Date:  November 10, 2015