Form 10-K
period 2015-12-31
Gevo, Inc.
filed 2016-03-30
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of 16,499,378 shares of voting stock held by non-affiliates of the registrant, based on the closing sale price of the common stock as reported on the NASDAQ on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, of $3.27 per share was $53,952,966. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 23,510,855.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2016 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

GEVO, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used anywhere in this Annual Report on Form 10-K (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the continued listing of our common stock on the NASDAQ, our ability to raise additional funds to continue operations, our ability to produce isobutanol at a profit, achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition and changes in economic conditions.  Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and “Company” refer to Gevo, Inc. and its wholly-owned and indirect subsidiaries.

This Report contains estimates and other information concerning our target markets that are based on industry publications, surveys and forecasts, including those generated by SRI Consulting, a division of Access Intelligence, LLC, Chemical Market Associates, Inc., the U.S. Energy Information Association (the “EIA”), the International Energy Agency (the “IEA”), the Renewable Fuels Association, and Nexant, Inc. (“Nexant”). Certain target market sizes presented in this Report have been calculated by us (as further described below) based on such information. This information involves a number of assumptions and limitations and you are cautioned not to give undue weight to this information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors.” These and other factors could cause actual results to differ materially from those expressed in these publications, surveys and forecasts.

Conventions that Apply to this Report

With respect to calculation of product market volumes:

●

product market volumes are provided solely to show the magnitude of the potential markets for isobutanol and the products derived from it. They are not intended to be projections of our actual isobutanol production or sales;

●	product market volume calculations for fuels markets are based on data available for the year 2013;
●	product market volume calculations for chemicals markets are based on data available for the year 2012; and
●	volume data with respect to target market sizes is derived from data included in various industry publications, surveys and forecasts generated by the EIA, the IEA and Nexant.

We have converted these market sizes into volumes of isobutanol as follows:

●	we calculated the size of the market for isobutanol as a gasoline blendstock and oxygenate by multiplying the world gasoline market volume by an estimated 12.5% by volume isobutanol blend ratio;
●	we calculated the size of the specialty chemicals markets by substituting volumes of isobutanol equivalent to the volume of products currently used to serve these markets;
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

Company Overview

We are a renewable chemicals and next generation biofuels company.  We have developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to focus primarily on the production of isobutanol, as well as related products from renewable feedstocks.  Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings or as a value-added gasoline blendstock. Isobutanol can also be converted into butenes using dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of hydrocarbon fuels, lubricants, polyester, rubber, plastics, fibers and other polymers. We believe that the products derived from isobutanol have potential applications in substantially all of the global hydrocarbon fuels markets and in approximately 40% of the global petrochemicals markets.

In order to produce and sell isobutanol made from renewable sources, we have developed the Gevo Integrated Fermentation Technology® (“GIFT®”), an integrated technology platform for the efficient production and separation of renewable isobutanol. GIFT® consists of two components, proprietary biocatalysts that convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit that is designed to continuously separate isobutanol during the fermentation process. We developed our technology platform to be compatible with the existing approximately 25 billion gallons per year (“BGPY”) of global operating ethanol production capacity, as estimated by the Renewable Fuels Association.

GIFT® is designed to permit (i) the retrofit of existing ethanol capacity to produce isobutanol, ethanol or both products simultaneously or (ii) the addition of renewable isobutanol or ethanol production capabilities to a facility’s existing ethanol production by adding additional fermentation capacity side-by-side with the facility’s existing ethanol fermentation capacity (collectively referred to as “Retrofit”). Having the flexibility to switch between the production of isobutanol and ethanol, or produce both products simultaneously, should allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. GIFT® is also designed to allow relatively low capital expenditure Retrofits of existing ethanol facilities, enabling a relatively rapid route to isobutanol production from the fermentation of renewable feedstocks. We believe that our production route will be cost-efficient, will enable relatively rapid deployment of our technology platform and allow our isobutanol and related renewable products to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

Our Strategy

Our strategy is to commercialize our isobutanol for use directly as a specialty chemical and fuel blendstock and for conversion into plastics, fibers, polyester, rubber, other polymers and hydrocarbon fuels. Key elements of our strategy include:

●	Successfully deploy our isobutanol technology at commercial scale at our production facility in Luverne, Minnesota.
●	Build on existing agreements with customers to support capacity growth.
●	Expand our production capacity via Retrofit of additional existing ethanol facilities with an emphasis on licensing.
●	Expand adoption of our isobutanol across multiple applications and markets.
●	Align the value chain for our isobutanol by collaborating with large brand owners and customers in particular as it relates to hydrocarbon fuels and chemicals.
●	Incorporate additional feedstocks into our isobutanol production facilities.

Our Retrofit Strategy

We plan to commercialize our isobutanol through a strategy of Retrofitting existing ethanol production facilities to produce isobutanol and related renewable products and have developed our technology platform to be compatible with the existing approximately 25 BGPY of global operating ethanol production capacity.  We believe that our design will enable a switch between the production of isobutanol and ethanol, or the ability to produce both products simultaneously, which will allow optimization of asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions.

The Retrofit approach allows us to project potentially lower capital outlays and a faster commercial deployment schedule than the construction of new plants. We believe the ability of GIFT® to convert sugars from multiple renewable feedstocks into isobutanol will enable us to leverage the abundant domestic sources of historically low cost grain feedstocks (e.g., corn) currently used for ethanol production and will potentially enable the expansion of our production capacity into international markets that use sugar cane or other feedstocks that are prevalent outside of the U.S.

We plan to secure access to existing ethanol production facilities through joint ventures, licensing arrangements, tolling partnerships and direct acquisitions. We then plan to work with design, engineering, and construction partners to deploy GIFT® through Retrofit of these production facilities.

Our Retrofit at the Agri-Energy Facility

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

In 2013, we made modifications to our Agri-Energy Facility designed to increase the isobutanol production rate. In June 2013, we resumed the limited production of isobutanol, operating one fermenter and one GIFT® separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that our biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, we expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify our results with a second configuration of equipment. For these initial production runs, we demonstrated fermentation operations at commercial scale combined with the use of our GIFT® separation system using a dextrose (sugar) feedstock.  Based on the results of these initial production runs, in October 2013 we began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.

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

In September 2015, we began deploying additional capital at our Agri-Energy Facility, primarily designed to decrease the cost of production for isobutanol by bringing parts of the process to the facility that have previously been done off-site by third parties. Key equipment being installed at the plant include a distillation system to purify isobutanol on site, an addition to our seed train to improve our ability to grow our yeast on site and a stainless steel fermenter to replace one of the existing carbon steel fermenters that had reached the end of its useful life. The installation of this equipment is expected to decrease our cost of production of isobutanol, with a goal of producing isobutanol at our Agri-Energy Facility at a positive contribution margin in 2016. These capital projects are anticipated to be completed in the first or second quarter of 2016.

Through December 31, 2015, we have incurred capital costs of approximately $65.5 million on the Retrofit of the Agri-Energy Facility. The Retrofit of the Agri-Energy Facility includes a number of additional capital costs that are unique to the design of the facility, including additional equipment that we believe will allow us to switch between ethanol and isobutanol production, modifications to increase the potential production capacity of GIFT® at this facility and the establishment of an enhanced yeast seed train to accelerate the adoption of improved yeast strains at this facility and at future plants. Capital expenditures at the Agri-Energy Facility also include upfront design and engineering costs, plant modifications identified as necessary during initial startup operations for the production of isobutanol and capitalized interest.

Until May 2012, when we commenced initial Retrofit startup operations for the production of isobutanol at the Agri-Energy Facility, we derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. Continued ethanol production during the Retrofit process allowed us to retain local staff for the future operation of the plant, maintain the equipment and generate cash flow. Our Retrofit strategy includes the ability to switch between the production of isobutanol and ethanol, or produce both products simultaneously, with an emphasis on maximizing cash flows at a site. In the past we have been able to switch between the production of isobutanol and ethanol at the Agri-Energy Facility.  In the future, we believe that we will be able to transition between the production and sale of ethanol and related products at the Agri-Energy Facility, in whole or in part, if we were to project positive cash flows from ethanol operations versus maintaining the facility at idle or producing isobutanol, including any costs related to the transition, but there is no guarantee that this will be the case. As a result, the historical operating results of our subsidiary, Agri-Energy, LLC (“Agri-Energy”), and the operating results reported during the Retrofit to isobutanol production may not be indicative of future operating results for Agri-Energy or Gevo’s consolidated results.  The future return on our invested capital depends on our ability to maximize cash flows from the Retrofit of the Agri-Energy Facility.

Third Party Retrofit and Construction Activities

We have commenced a licensing strategy whereby a licensee would invest the capital for the Retrofit of its own ethanol plant or for a new greenfield build out of an isobutanol-producing plant. In return, we, as the licensor, would expect to receive an up-front license fee and ongoing royalty payments from the project, as well as other potential revenue streams such as yeast sales.

In January 2016, we entered into a license agreement and joint development agreement with Porta Hnos. S.A. (“Porta”) to construct multiple isobutanol plants in Argentina using corn as a feedstock, the first of which is expected to be wholly owned by Porta and is anticipated to begin producing isobutanol in 2017.  The plant is expected to have a production capacity of up to five million gallons of isobutanol per year. Once the plant is operational, we expect to generate revenues from this licensing arrangement, through royalties, sales and marketing fees, and other revenue streams such as yeast sales. The agreements also contemplate Porta constructing at least three additional isobutanol plants for certain of their existing ethanol plant customers. For these projects, we would be the direct licensor of our technology and the marketer for any isobutanol produced, and would expect to receive all royalties and sales and marketing fees generated from these projects. Porta would provide the engineering, procurement and construction (“EPC”) services for the projects. The production capacity of these additional plants is still to be determined. Porta is a leading supplier of EPC services to the ethanol industry in South America. As a result, we believe that our alliance with Porta will allow us to more quickly achieve commercial-scale production of isobutanol in Argentina and potentially elsewhere in South America.

In November 2015, we entered into a joint development agreement with Praj Industries Limited (“Praj”), which establishes a strategic relationship to: (i) jointly develop our technology for use in certain ethanol plants that utilize certain non-corn based feedstocks (the “Feedstock”); (ii) jointly develop an engineering package for greenfield isobutanol plants and Retrofitting ethanol plants to produce renewable isobutanol from the Feedstock; and (iii) license our technology to build greenfield isobutanol plants and Retrofit certain ethanol plants to produce isobutanol. We and Praj will jointly develop and optimize the parameters to produce isobutanol from the Feedstock. After the development work is completed, we will negotiate commercial license agreements with Praj and third party licensees. Praj has the exclusive right to supply equipment and process engineering services for (i) certain greenfield isobutanol plants covered by the joint development agreement and (ii) the addition of isobutanol capacity for certain ethanol plants that utilize the Feedstock and Praj technology. Praj agreed to meet certain milestones to maintain its exclusive rights. We will negotiate and license our technology for producing isobutanol directly with the ethanol plants covered by the joint development agreement and will also have the right to supply biocatalysts, nutrient packages, and support services to such plants. Praj will be the EPC services supplier for the ethanol plants covered by the joint development agreement and we will be the exclusive seller of all isobutanol produced by such plants.  We believe that our alliance with Praj will allow us to more quickly achieve commercial-scale production of isobutanol derived from the Feedstock outside of the United States.

In addition, in October 2013, we signed a letter of intent with IGPC Ethanol Inc. to Retrofit its approximately 40 MGPY ethanol plant, and in November 2014, we signed a letter of intent with Highlands EnviroFuels, LLC which contemplates Highlands EnviroFuels, LLC obtaining a license from us to produce renewable isobutanol at a plant that would be bolted on to the back-end of a sugar cane and sweet sorghum syrup mill and have a nameplate capacity of approximately 20 to 25 MGPY of isobutanol.

In June 2011, we entered into an isobutanol joint venture agreement with Redfield Energy, LLC, a South Dakota limited liability company (“Redfield”), under which we have agreed to work with Redfield to Retrofit Redfield’s approximately 50 MGPY ethanol production facility located near Redfield, South Dakota (the “Redfield Facility”) for the commercial production of isobutanol. Under the terms of the joint venture agreement, we are responsible for all costs associated with the Retrofit of the Redfield Facility. We are entitled to a percentage of Redfield’s profits, losses and distributions after commercial production of isobutanol has begun. As of December 31, 2015, we have incurred $0.4 million in planning-related costs, such as project engineering and permitting costs, for the future Retrofit of the Redfield Facility. Based on our preliminary engineering estimates, we will need to raise additional debt or equity capital to Retrofit the Redfield Facility, but are not obligated to do so under the Joint Venture Agreement. There are no assurances that we will move forward with the Retrofit of the Redfield Facility.  We do not expect to advance this project during 2016.

Butamax Advanced Biofuels LLC

Cross License Agreement

On August 22, 2015, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Butamax Advanced Biofuels LLC (“Butamax”), E.I. du Pont de Nemours & Company (“DuPont”) and BP Biofuels North America LLC (“BP”

and, together with Butamax and DuPont, the “Butamax Parties”), that resolves the various disputes, lawsuits and other proceedings between one or more of the Butamax Parties and us, as previously disclosed and as specifically identified in the Settlement Agreement (the “Subject Litigation”), and creates a new business relationship pursuant to which Butamax and we have granted rights to each other under certain patents and patent applications in accordance with the terms of a Patent Cross-License Agreement (the “License Agreement”) which was entered into by us and Butamax concurrently with the Settlement Agreement, as described in detail below.  For more information concerning the Settlement Agreement, please see Item 3. Legal Proceedings.

Pursuant to the terms of the License Agreement, each party receives a non-exclusive license under certain patents and patent applications owned or licensed (and sublicensable) by the other party for the production and use of biocatalysts in the manufacture of isobutanol using certain production process technology for the separation of isobutanol, and to manufacture and sell such isobutanol in any fields relating to the production or use of isobutanol and isobutanol derivatives, subject to the customer-facing field restrictions described below. Each party also receives a non-exclusive license to perform research and development on biocatalysts for the production, recovery and use of isobutanol.

Each party may produce and sell up to 30 million gallons of isobutanol per year in any field on a royalty-free basis. Butamax will be the primary customer-facing seller of isobutanol in the field of fuel blending (subject to certain exceptions, the “Direct Fuel Blending” field) and we will be the primary customer-facing seller of isobutanol in the field of jet fuel for use in aviation gas turbines (the “Jet” field, also subject to certain exceptions). As such, subject to each party’s right to sell up to 30 million gallons of isobutanol per year in any field on a royalty-free basis, other than with Butamax’s written consent, we will only sell isobutanol through Butamax in the Direct Fuel Blending field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by us, our affiliates or sublicensees within the Direct Fuel Blending field (whether through Butamax or not) and on commercially reasonable terms to be negotiated between the parties and Butamax will only sell isobutanol through us in the Jet field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the Jet field (whether through us or not) and on commercially reasonable terms to be negotiated between the parties; provided, that each party may sell up to fifteen million gallons of isobutanol in a given year directly to customers in the other party’s customer-facing field on a royalty-free basis so long as the isobutanol volumes are within the permitted 30 million gallons of isobutanol sold or otherwise transferred per year in any field described above and, in certain instances, each party may then sell up to the total permitted 30 million gallons per year in the other party’s customer-facing field on a royalty-free basis. In addition, in order to maintain its status as the primary customer-facing seller in these specific fields, each party must meet certain milestones within the first five years of the License Agreement. If such milestones are not met as determined by an arbitration panel, then a party will have the right to sell directly to customers in the other party’s customer-facing field subject to the payment of certain royalties to the other party on such sales.

In addition to the royalties discussed above for sales of isobutanol in the Direct Fuel Blending field, and subject to our right to sell up to 30 million gallons of isobutanol per year in any field on a royalty-free basis, we will pay to Butamax a royalty per gallon of isobutanol sold or transferred by us, our affiliates or sublicensees within the field of isobutylene (a derivative of isobutanol) applications (other than isobutylene for paraxylene, isooctane, Jet, diesel and oligomerized isobutylene applications). Likewise, in addition to the royalties discussed above for sales of isobutanol in the Jet field, and subject to Butamax’s right to sell up to 30 million gallons of isobutanol per year in any field on a royalty-free basis, Butamax will pay to us a royalty per gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the fields of marine gasoline, retail packaged fuels and paraxylene (except for gasoline blending that results in use in marine or other fuel applications). The royalties described above will be due only once for any volume of isobutanol sold or transferred under the License Agreement, and such royalties accrue when such volume of isobutanol is distributed for end use in the particular royalty-bearing field. All sales of isobutanol in other fields will be royalty-free, subject to the potential technology fee described below.

In the event that we, our affiliates or sublicensees choose to employ a certain solids separation technology for the production of isobutanol at one of their respective plants (“Solids Separation Technology”), we are granted an option to license such technology from Butamax on a non-exclusive basis subject to the payment of a one-time technology license fee based on the rated isobutanol capacity for each such plant (subject to additional fees upon expansion of such capacity). We also receive the option to obtain an engineering package from Butamax to implement the Solids Separation Technology on commercially reasonable terms to be negotiated between the parties and subject to the technology fee described above and an additional technology licensing fee for use of the Solids Separation Technology applicable to ethanol capacity as provided in such engineering package from Butamax (which capacity is not duplicative of the rated isobutanol capacity referenced above) in instances where Butamax provides an engineering package for use at a particular plant that will run isobutanol and ethanol production side-by-side using the licensed Solids Separation Technology at such plant.

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

Isobutanol Direct Use Markets

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

●	We estimate the total addressable worldwide market for isobutanol as a specialty chemical to be approximately 1.2 BGPY.

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

●

Further, based on isobutanol’s high energy content and low water solubility, as well as testing completed by the National Marine Manufacturers Association, the Outdoor Power Equipment Institute and Briggs & Stratton, we believe that isobutanol has direct applications as a blendstock in high value specialty fuels markets serving marine, off-road vehicles, small engine and sports vehicle markets.

●	We estimate the total addressable worldwide market for isobutanol as a gasoline blendstock to be approximately 41 BGPY.

Butene and Hydrocarbon Markets Derived from Isobutanol

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

Jet Fuel

●

We have demonstrated the conversion of our isobutanol into a renewable jet fuel blendstock that meets current ASTM International (“ASTM”) and U.S. military synthetic jet fuel blendstock performance and purity requirements. We have successfully delivered to the U.S. Air Force, the U.S. Army and the U.S. Navy a combined total of approximately 90,000 gallons of jet fuel made from isobutanol. We are working to obtain an ASTM standard specification for the use of such jet fuel blendstock in commercial aviation. We have completed a comprehensive research report and had it reviewed by the ASTM Alternative Jet Fuel Task Force and OEM (Original Equipment Manufacturers) in the Airframe and Jet Engine Industries.  From this data set we have drafted an annex to ASTM specification D7566 for alternative jet fuel and are seeking approval from ASTM.  We expect to receive ASTM approval in 2016.  If such approval is received this would allow our renewable jet fuel to be used as a blending component in standard Jet A-1 for commercial airline use in the United States and around the globe.

●	Military and commercial airlines are currently looking to form strategic alliances with biofuels companies to meet their renewable fuel needs.
●	We estimate the global market for jet fuel to be approximately 83 BGPY.

Para-xylene (“PX”) and Polyethylene Terephthalate (“PET”)

●	Isobutanol can be used to produce PX, polyester and their derivatives, which are used in the beverage, food packaging, textile and fibers markets. PX is a key raw material in PET production.
●

We estimate the global market for PET to be approximately 50 million metric tons per year of which approximately 30% is used for plastic bottles and containers. We have demonstrated the conversion of our isobutanol into renewable PX at the demonstration plant in Silsbee, TX.  This demonstration plant produced renewable PX from October 2013 through March 2014, and, in May 2014, we shipped renewable PX to Toray Industries, Inc. (“Toray Industries”) under the terms of a supply agreement.

Butenes

●

Traditionally butenes have been produced as co-products from the process of cracking naphtha in the production of ethylene. Historically, lower natural gas prices and reported reductions in the use of naphtha as the feedstock for the production of ethylene have resulted in a projected reduction in the volume of available butenes. This structural shift in feedstocks increases the potential market opportunity for our isobutanol in the production of butenes.

●	Isobutanol can be sold to isobutylene and n-butene (butenes) chemicals users for conversion into lubricants, methyl methacrylate and rubber applications.
●	We estimate the total addressable worldwide market for butenes to be approximately 2.1 BGPY.

Other Hydrocarbon Fuels

●

Diesel fuel, gasoline, isooctane, isooctene and bunker fuel may also be produced from our isobutanol. We have demonstrated the conversion of isobutanol to isooctane, isooctene and renewable gasoline.  Renewable hydrocarbons such as isooctane, isooctene and renewable gasoline can directly replace petroleum-based hydrocarbons without any compromise of performance. The use of these renewable hydrocarbons enables companies to meet regulatory requirements for renewable content in fuels while satisfying the performance requirements of their customers. We have also converted isobutanol to kerosene with properties that we expect may be fit for diesel blending applications.

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

We intend to process the spent grain mash from our fermenters to produce isobutanol distiller’s grains (“iDGs™”), relying on established processes in the current ethanol industry. We plan to market our iDGs™ to the dairy, beef, swine and poultry industries as a high-protein, high-energy animal feed. To support these efforts, in December 2011 we entered into an exclusive off-take and marketing agreement with Land O’Lakes Purina Feed for the sale of iDGs™ produced at the Agri-Energy Facility. We believe that our sales of our iDGs™ will allow us and our partners to offset a significant portion of our grain feedstock costs, in the same manner as is practiced by the corn-based ethanol industry today through the sale of dry distiller’s grains.

Biocatalyst Overview

Our biocatalysts are microorganisms that have been designed to metabolize sugars to produce isobutanol. Our technology team developed these proprietary biocatalysts to efficiently convert fermentable sugars of all types into isobutanol by engineering isobutanol pathways into the biocatalysts.  We designed our biocatalysts to equal or exceed the performance of the yeast currently used in commercial ethanol production in yield (percentage of the theoretical maximum percentage of isobutanol that can be made from a given amount of feedstock) and rate (how fast the sugar fed to the fermentation is converted to isobutanol). We initially achieved our target fermentation performance goals with our research biocatalyst at our GIFT® mini-plant and then replicated this performance in a retrofitted one MGPY ethanol demonstration facility located at ICM’s St. Joseph, Missouri site. We select biocatalysts for their projected performance in the GIFT® process, targeting lower cost isobutanol production. We continue to seek to improve the performance parameters of our biocatalyst with a goal of reducing projected capital and operating costs, increasing operating reliability and increasing the volume of isobutanol production.

Continuous improvement of biocatalyst performance is achieved using a variety of synthetic biology and conventional biotechnology tools to minimize the production of unwanted by-products to improve isobutanol yield and rate, thereby reducing capital and operating costs. With our biocatalysts, we have demonstrated that we can produce isobutanol at commercial scale with rates and yields which we believe validate our biotechnology pathways and efficiencies. Our commercial biocatalyst is designed to produce isobutanol from common commercial fermentation ethanol feedstocks, including grains (e.g., corn, wheat, sorghum and barley), sugar cane, and molasses. This feedstock flexibility supports our initial deployment in the U.S. and is designed to enable our future expansion into international markets for production of isobutanol.

Although development work continues, we have shown at laboratory scale and at our one MGPY demonstration facility located at ICM’s St. Joseph, Missouri facility that we can convert hydrolyzed wood feedstocks into isobutanol. We are further improving biocatalysts to efficiently produce isobutanol from cellulosic feedstocks, including crops that are specifically cultivated to be converted into fuels (e.g., switchgrass), forest residues (e.g., waste wood, pulp and sustainable wood), agricultural residues (e.g., corn stalks, leaves, straw and grasses) and municipal green waste (e.g., grass clippings and yard waste). We carefully select our biocatalyst platforms based on their tolerance to isobutanol and other conditions present during an industrial fermentation process, as well as their known utility in large-scale commercial production processes.

Feedstocks

We have designed our biocatalyst platform to be capable of producing isobutanol from any fuel ethanol feedstock currently in commercial use, which we believe, in conjunction with our proprietary isobutanol separation unit, will permit us to Retrofit any existing fuel ethanol facility. We have demonstrated that our biocatalysts are capable of converting the types of sugars in grains and sugar cane to isobutanol at our commercial targets for fermentation time and yield and we believe that they will have the ability to convert these sugars into isobutanol at a commercial scale. The vast majority of fuel ethanol currently produced in the U.S. is produced from corn feedstock, which is abundant according to data from the U.S. Department of Agriculture and the Renewable Fuels Association. Although development work continues to be done, we have shown at laboratory scale and at our one MGPY demonstration facility located at ICM’s St. Joseph, Missouri site that we can convert certain cellulosic sugars into isobutanol.

We expect that our feedstock flexibility will allow our technology to be deployed worldwide and will enable us to offer our customers protection from the raw material cost volatility historically associated with petroleum-based products.

In June 2015, Agri-Energy, our wholly-owned subsidiary, entered into a Price Risk Management, Origination and Merchandising Agreement (the “Origination Agreement”) with FCStone Merchant Services, LLC (“FCStone”) and a Grain Bin Lease Agreement with FCStone (the “Lease Agreement”). Pursuant to the Origination Agreement, FCStone will originate and sell to Agri-Energy, and Agri-Energy will purchase from FCStone, the entire volume of corn grain used by our plant in Luverne, Minnesota. The initial term of the Origination Agreement will continue for a period of eighteen months and will automatically renew for additional terms of one year unless Agri-Energy gives notice of non-renewal to FCStone. FCStone will receive an origination fee for purchasing and supplying Agri-Energy with all of the corn used by Agri-Energy’s plant in Luverne, Minnesota. As security for the payment and performance of all indebtedness, liabilities and obligations of Agri-Energy to FCStone, Agri-Energy granted to FCStone a security interest in the corn grain stored in grain storage bins owned and operated by Agri-Energy (“Storage Bins”) and leased to FCStone pursuant to the Lease Agreement. Pursuant to the Lease Agreement, FCStone will lease Storage Bins from Agri-Energy to store the corn grain prior to title of the corn grain transferring to Agri-Energy upon Agri-Energy’s purchase of the corn grain. FCStone agrees to lease Storage Bins sufficient to store 700,000 bushels of corn grain and agrees to pay to Agri-Energy $175,000 per year. The term of the Lease Agreement will run concurrently with the Origination Agreement, and will be extended, terminated, or expire in accordance with the Origination Agreement. The Company also entered into an unsecured guaranty (the “Guaranty”) in favor of FCStone whereby the Company guaranteed the obligations of Agri-Energy to FCStone under the Origination Agreement. The Guaranty shall terminate on the earlier to occur of (i) April 15, 2020 or (ii) termination of the Origination Agreement.

GIFT® Improves Fermentation Performance

Our experiments show that the GIFT® fermentation and recovery system provides enhanced fermentation performance as well as efficient recovery of isobutanol and other alcohols. The GIFT® system enables continuous separation of isobutanol from the fermentation tanks while fermentation is in process. Isobutanol is removed from the fermentation broth using a low temperature distillation to continuously remove the isobutanol as it is formed without the biocatalyst being affected. Since biocatalysts have a low tolerance for high isobutanol concentrations in fermentation, the ability of our process to continuously remove isobutanol as it is produced allows our biocatalyst to continue processing sugar into isobutanol at a high rate without being suppressed by rising levels of isobutanol in the fermenter, reducing the time to complete the fermentation. Using our biocatalysts, we have demonstrated that GIFT® enables isobutanol fermentation times equal to, or less than, those achieved in the current conventional production of ethanol, which allows us to fit our technology into existing ethanol fermenters reducing capital expenditures. We have designed a proprietary engineering package to carry out our isobutanol fermentation and recovery process.

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

Conversion of Isobutanol into Hydrocarbons

We have demonstrated conversion of our isobutanol into a wide variety of hydrocarbon products which are currently used to produce plastics, fibers, polyester, rubber and other polymers and hydrocarbon fuels. Hydrocarbon products consist entirely of hydrogen and carbon and are currently derived almost exclusively from petroleum, natural gas and coal. Importantly, isobutanol can be dehydrated to produce butenes, which are an intermediate product in the production of hydrocarbon products with many industrial uses. The straightforward conversion of our isobutanol into butenes is a fundamentally important process that enables isobutanol to be used as a building block chemical. Much of the technology necessary to convert isobutanol into butenes and subsequently into these hydrocarbon products is commonly known and practiced in the chemicals industry today.  For example, the dehydration of ethanol to ethylene, which uses a similar process and technology to the dehydration of isobutanol, is practiced commercially today to serve the ethylene market. The dehydration of isobutanol into butenes is not commercially practiced today because isobutanol produced from petroleum is not cost-competitive with other petrochemical processes for generation of butenes. We believe that our efficient fermentation technology for producing isobutanol will promote commercial isobutanol dehydration and provide us with the opportunity to access hydrocarbon markets. To assist in accessing these markets, we have developed a hydrocarbon processing demonstration plant (“Hydrocarbons Demo Plant”) near Houston, Texas, in partnership with South Hampton Resources, Inc. (“South Hampton”). The Hydrocarbon Demo Plant can process 6,000 to 7,000 gallons of our isobutanol per month into a variety of renewable hydrocarbons for use as fuels and chemicals.

Our ETO Technology

We have also developed new technologies using ethanol as a feedstock for the production of hydrocarbons, renewable hydrogen, and other chemical intermediates, which we describe as our ethanol-to-olefins (“ETO”) technologies. The process produces tailored mixes of isobutylene, propylene, hydrogen and acetone, which are valuable as standalone molecules, or as feedstocks to produce other chemical products and longer chain alcohols. This technology has the potential to address additional markets in the chemicals and plastics fields, such as renewable polypropylene for automobiles and packaging and renewable hydrogen for use in chemical and fuel cell markets. At this time, this technology has only been operated at a laboratory scale, but if successfully scaled up to commercial level, this technology may provide the estimated 25BGPY global ethanol industry a broader set of end-product market and margin opportunities.

Underpinning the ETO technology is our development of proprietary mixed metal oxide catalysts that produce either polymer grade propylene, high purity isobutylene or acetone in high yields in a single processing step. One of the benefits of the technology is that we can use conventional fuel grade specification ethanol that can be sourced from a variety of feedstocks with no apparent adverse impact on end product yields. Water, which is co-fed with the ethanol, is able to be recycled resulting in a process which generates minimal waste. The ethanol and water mixture is vaporized and fed across a fixed catalyst bed resulting in a gaseous product mix consisting of the propylene, isobutylene or acetone, in addition to hydrogen and carbon dioxide, along with lesser amounts of methane and ethylene. Separation of gaseous products can be achieved via conventional process technologies and unit operations within the petroleum industry.

Competition

Our isobutanol is targeted for use in the following markets: direct use as a solvent and gasoline blendstock, use in the chemicals industry for producing rubber, plastics, fibers, polyester and other polymers and use in the production of hydrocarbon fuels. We face competitors in each market, some of which are limited to individual markets, and some of which will compete with us across all of our target markets.  Many of our competitors have greater financial resources than we do.

Renewable isobutanol. We are a leader in the development of renewable isobutanol via fermentation of renewable plant biomass. While the competitive landscape in renewable isobutanol production is limited at this time, we are aware of other companies that are seeking to develop isobutanol production capabilities, including Butamax with whom we have entered into the License Agreement described above.  See Item 1. Business—Butamax Advanced Biofuels LLC—Cross License Agreement.

Solvent markets. We also face competition from companies that are focused on the development of n-butanol, a related compound to isobutanol. These companies include Cathay Industrial Biotech Ltd., METabolic EXplorer S.A., Eastman Chemicals Company, and Green Biologics Ltd. We understand that these companies produce n-butanol from an acetone-butanol-ethanol (“ABE”) fermentation process primarily for the small chemicals markets. ABE fermentation using a Clostridia biocatalyst has been used in industrial settings since 1919. As discussed in several academic papers analyzing the ABE process, such fermentation is handicapped in competitiveness by high energy costs due to low concentrations of butanol produced and significant volumes of water processed. It requires high capital and operating costs to support industrial scale production due to the low rates of the Clostridia fermentation, and results in a lower butanol yield because it produces ethanol and acetone as by-products. We believe our proprietary process has many significant advantages over the ABE process because of its limited requirements for new capital expenditures, its production output of only isobutanol as a primary product and its limited water usage in production. We believe these advantages will produce a lower cost isobutanol compared to n-butanol produced by ABE fermentation. N-butanol’s lower octane rating compared to isobutanol gives it a lower value in the gasoline blendstock market, but n-butanol can compete directly in many solvent markets where n-butanol and isobutanol have similar performance characteristics.

Gasoline blendstocks. In the gasoline blendstock market isobutanol competes with non-renewable alkylate and renewable ethanol. We estimate the total potential global market for isobutanol as a gasoline blendstock to be approximately 40 BGPY. Alkylate is a premium value gasoline blendstock typically derived from petroleum. However, petroleum feeds for alkylate manufacture are pressured by continued increases in the use of natural gas to generate olefins for the production of alkylate, due to the low relative cost of natural gas compared to petroleum. Isobutanol has fuel properties similar to alkylate and, as such, we expect that isobutanol could be used as a substitute for some alkylate in fuel applications. Ethanol is renewable and has a high octane rating, and although it has a high RVP, ethanol receives a one pound RVP waiver in a large portion of the U.S. gasoline market. Renewability is important in the U.S. because the Renewable Fuels Standard program mandates that a minimum volume of renewable blendstocks be used in gasoline each year. A high octane rating is important for engine performance and is a valuable characteristic because many inexpensive gasoline blendstocks have lower octane ratings. Low RVP is important because the U.S. Environmental Protection Agency (“EPA”) sets maximum permissible RVP levels for gasoline. In markets where low RVP is important, isobutanol can enable refiners to meet fuel specifications at lower cost. Ethanol’s vapor pressure waiver is valuable because it offsets much of the negative value of ethanol’s high RVP. We believe that our isobutanol will be valued for its combination of low RVP, low water solubility, relatively high octane and renewability.

Many production and technology supply companies are working to develop ethanol production from cellulosic feedstocks, including Shell Oil Company, DuPont-Danisco Cellulosic Ethanol LLC, Abengoa Bioenergy, S.A., POET, LLC, ICM, Mascoma Corporation, Inbicon A/S, INEOS New Planet BioEnergy LLC, Archer Daniels Midland Company, BlueFire Ethanol, IncZeaChem Inc., Iogen Corporation, Qteros, Inc., and many smaller startup companies. Successful commercialization by some or all of these companies will increase the supply of renewable gasoline blendstocks worldwide, potentially reducing the market size or margins available to isobutanol.

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

Biofuels companies will provide substantial competition in the gasoline market. These biofuels competitors are numerous and include both large established companies and numerous startups. Government tax incentives for renewable fuel producers and regulations such as the RFS2 help provide opportunities for renewable fuels producers to compete. In particular, in the gasoline and gasoline blendstock markets, Virent Energy Systems, Inc. (“Virent”) offers a competitive process for making gasoline and gasoline blendstocks. However, we have the advantage of being able to target conversion of isobutanol into specific high-value molecules such as isooctane, which can be used to make gasoline blendstocks with a higher value than whole gasoline, which we do not believe Virent’s process can match. In the jet fuel market, we may face competition from companies such as Synthetic Genomics, Inc., Solazyme, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation, which are pursuing production of jet fuel from algae-based technology. Renewable Energy Group, Inc. and others are also targeting production of jet fuels from vegetable oils and animal fats. Red Rock Biofuels LLC and others are planning to produce jet fuel from renewable biomass.  In the diesel fuels market, competitors such as Amyris Biotechnologies, Inc. (“Amyris”) provide alternative hydrocarbon diesel fuel. We believe our technology provides a higher yield on feedstock than the isoprenoid fermentation pathway developed by Amyris, which we believe will yield a production cost advantage.

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

Intellectual Property

Our success depends in large part on our proprietary products and technology for which we seek protection under patent, copyright, trademark and trade secret laws. Such protection is also maintained in part using confidential disclosure agreements. Protection of our technologies is important so that we may offer our customers and partners proprietary services and products unavailable from our competitors, and so that we may exclude our competitors from using technology that we have developed or exclusively licensed. If competitors in our industry have access to the same technology, our competitive position may be adversely affected. As of December 31, 2015, we exclusively licensed rights to approximately 92 issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. These licensed patents and patent applications are owned by Cargill and exclusively licensed to us for use in certain fields. These licensed patents and patent applications cover both enabling technologies and products or methods of producing products. Our license to such patents and applications allows us to freely practice the licensed inventions, subject only to the terms of this license.  Effective March 28, 2016, we terminated the License Agreement with Cargill Incorporated, dated February 19, 2009.  We elected to terminate this agreement because we determined that we no longer needed the Cargill technology for our business.  We do not expect the termination to have an adverse effect on our business.

As of December 31, 2015, we have submitted approximately 418 patent applications in the U.S. and in various foreign jurisdictions. These patent applications are directed to our technologies and specific methods and products that support our business in the biofuel and bioindustrial markets. We continue to file new patent applications, for which terms extend up to 20 years from the filing date in the U.S.

As of December 31, 2015, we have been issued 26 U.S. patents and 13 international patents.

In addition to the patents and applications described above, we have a global cross-license to certain patents and applications relating to the production, recovery, and use of isobutanol that are owned or licensed by Butamax.  The global cross-license allows us to freely practice the licensed inventions, subject to the terms of the cross-license.  For information regarding this license, see Item 1. Business—Butamax Advanced Biofuels LLC—Cross License Agreement.

We will continue to file and prosecute patent applications and maintain trade secrets, as is consistent with our business plan, in an ongoing effort to protect our intellectual property. It is possible that our licensors’ current patents, or patents which we may later acquire or license, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our filed applications, and may not be able to obtain patents regarding other inventions we seek to protect.  We also may not file patents in each country in which we plan to do business or actually conduct business. Under appropriate circumstances, we may sometimes permit certain intellectual property to lapse or go abandoned. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we may subsequently abandon them. It is also possible that we will develop products or technologies that will not be patentable or that the patents of others will limit or preclude our ability to do business. In addition, any patent issued to us may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity.

We have obtained registered trademarks for Gevo Integrated Fermentation Technology®, GIFT®, and Gevo® in the U.S. These registered and pending U.S. trademarks are also registered or pending in certain foreign countries.

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

Customers, Partnerships and Collaborations

We commenced a limited commercial scale campaign for the production of isobutanol in 2014 at our Agri-Energy Facility to demonstrate commercial scale capacity and sell the resulting product.  We expect initial commercial production to be directed to serve the high-purity and chemical-grade markets, to provide introductory volumes to the specialty fuel blendstock markets in the U.S. and to be further processed at a demonstration plant near Houston, Texas, to fulfill contracts for various hydrocarbons applications such as alcohol-to-jet fuel (“ATJ”) and PX. In 2014, we also began producing and selling isobutanol distiller’s grains, or iDGs™, as an animal feed co-product, in a similar manner as distiller’s grains are sold in the ethanol industry today.

As of December 31, 2015, we had entered into the following key arrangements:

●

Mansfield Oil Company of Gainesville, Inc. In August 2011, we entered into a commercial off-take agreement with Mansfield Oil Company of Gainesville, Inc. (“Mansfield”) to distribute isobutanol-based fuel into the petroleum market. Mansfield markets and distributes fuel to thousands of commercial customers across the U.S. and has over 900 supply points across the U.S. The agreement allows Mansfield to blend our isobutanol for its own use and to be a distributor of our isobutanol for a term of five years. We also entered into a three-year supply services agreement, with automatic one-year renewals thereafter, with C&N, a Mansfield subsidiary (“C&N”), which will provide supply chain services including logistics management, customer service support, invoicing and billing services. Substantially all ethanol sold by Agri-Energy since its acquisition in September 2010 was sold to C&N pursuant to a separate ethanol purchase and marketing agreement.

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

●

Alaska Airlines. In May 2015, we entered into a strategic alliance agreement with Alaska Airlines. Pursuant to the terms of this agreement, Alaska Airlines agreed to purchase an initial quantity of our ATJ when and if we secure D7566 certification. In the event that we do not secure ASTM certification by December 31, 2016, the agreement will automatically terminate unless we and Alaska Airlines agree in writing to an extension. In February 2016, we entered into a purchase agreement with Alaska Airlines to supply an additional 20,000 gallons of ATJ. It is anticipated that Gevo will deliver the 20,000 gallons to Alaska Airlines within 90 days of the ASTM D7566 certification being received. All of the ATJ to be supplied under these agreements is expected to be produced from isobutanol at the Hydrocarbons Demo Plant we developed with our partner South Hampton located near Houston, Texas.

●

BCD Chemie. In April 2015, we entered into a first purchase order to supply isooctene to BCD Chemie, a subsidiary of Brenntag AG, a leading chemical distributor based in Germany. BCD Chemie is targeting applications in Europe to replace petroleum-based hydrocarbons to enable companies to meet regulatory requirements for renewable content in fuels while satisfying the performance requirements of their customers. We subsequently entered into additional purchase orders to supply isooctene to BCD Chemie into 2016. To date, the total value of the purchase orders to BCD Chemie is over $1 million.

●

Total Additives & Special Fuels. In September 2014, we entered into an agreement with Total Additifs Et Carburants Speciaux SAS (”Total ACS”) to supply isooctane for formulation into Formula 1® racing fuel. Total ACS is a subsidiary of Total S.A., the French multinational integrated oil and gas company. The contract provided Total ACS with exclusivity for use of our isooctane for Formula 1® racing. The contract expired on December 31, 2015; however, we anticipate continuing to supply isooctane, and potentially other hydrocarbon fuels, to Total ACS in the future.

●

U.S. Military. In September 2011, we were awarded a contract by the Defense Logistics Agency (the “DLA”), to supply ATJ to the U.S. Air Force.  The DLA sources and provides nearly 100% of the consumable items the U.S. military needs to operate. Under the contract, we provided the U.S. Air Force with 11,000 gallons of ATJ which was used to support engine testing and a demonstration flight in an A-10 aircraft. The term of the agreement was through December 30, 2012.  The demonstration flight was successfully completed in June 2012. In September 2012, we were awarded an additional contract for the procurement of up to 45,000 gallons of ATJ.  In March 2013, we entered into a contract with the DLA to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons.   In September 2013, we entered into a contract with the DLA to supply the U.S. Navy with 20,000 gallons of biojet fuel. All of the ATJ supplied under these contracts was produced from isobutanol at the Hydrocarbons Demo Plant.

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

●

The Coca Cola Company.  We have established a working relationship with Coca-Cola to create bio-PX from our isobutanol in an effort to accelerate the development of Coca-Cola’s second generation PlantBottle™ packaging made from 100% plant-based materials. In November 2011, we entered into a joint research, development, license and commercialization agreement with Coca-Cola. Pursuant to this agreement, we have agreed to conduct research and development activities, including engineering to produce bio-PX from isobutanol, with the ultimate goal of producing bio-PET for food-grade bottling. Our work is targeted to take the technology from laboratory-scale to commercial-scale and support Coca- Cola’s efforts to lead the beverage industry away from fossil-fuel based packaging by offering an alternative made completely from renewable raw materials. Pursuant to the terms of the agreement, Coca-Cola paid us a fixed fee for the research program during the first two years of the agreement. The research and development activities under the initial agreement were successfully completed and an amendment was entered into in March 2014 that extended the agreement through the end of 2014. We are in ongoing discussions with Coca-Cola to determine the next steps of the collaboration to scale-up the bio-PX technology.

●

Northwest Advanced Renewables Alliance.  We are a member of the Northwest Advanced Renewables Alliance (“NARA”) and are providing NARA with technology to enable the commercial scale processing of cellulosic sugars from wood waste into valuable products. The cellulosic jet fuel made using our technologies will be used in a 1,000-gallon renewable fuel demonstration test flight.  Our isobutanol and ATJ-SPK technologies are both licensed by NARA as part of this project. NARA is a five-year project supported by the U.S. Department of Agriculture, National Institute of Food and Agriculture, and is comprised of 22 member organizations from industry, academia and government laboratories. Its mission is to facilitate development of biojet and bioproduct industries in the Pacific Northwest using forest residuals that would otherwise become waste products.

These agreements demonstrate the demand for isobutanol from the Agri-Energy Facility and Hydrocarbons Demo Plant. However, certain of the commitments that we have received are non-binding.  There can be no assurance that we will be able to negotiate final terms with these or other companies in a timely manner, or at all, or attract customers based on our arrangements with the petrochemical companies and large brand owners discussed above.

In 2015, C&N and Land O’Lakes Purina Feed LLC accounted for approximately 70% and 19% of our consolidated revenue, respectively. Given our production capacity compared to the overall size of the North American market and the demand for our products, we do not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.

Research and Development

Our strategy depends on continued improvement of our technologies for the production of isobutanol, as well as next generation chemicals and biofuels based on our isobutanol technology. Accordingly, we annually devote significant funds to research and development. The following table shows our research and development costs by function (in thousands).

	Year Ended December 31,
	2015	2014	2013
Biocatalyst development	$3,435	$8,493	$10,177
Process engineering and operation of pilot and demo plants	1,344	3,943	8,239
Chemistry and applications development	1,831	1,684	1,763
Total Research and Development Expense	$6,610	$14,120	$20,179

During 2015, 2014 and 2013, we recorded revenue from government grants and cooperative agreements in the amounts of $1.2 million, $0.8 million and $2.7 million, respectively, which primarily related to research and development activities performed in our biocatalyst, chemistry, and applications development groups.

Our research and development activities are currently being performed primarily in our corporate headquarters located in Englewood, Colorado and the Hydrocarbons Demo Plant near Houston, Texas.

Government Regulation - Environmental Compliance Costs

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

When built at a dry-mill facility, our GIFT® fermentation process creates iDGs™, a potential animal feed component, as a co-product. We have undertaken a self-assessed Generally Regarded As Safe process via third party scientific review to support the sale of our iDGs™ as animal feed. While we believe we can rely on this review, as we update our biocatalysts to increase isobutanol production, for further customer assurance, we also intend to pursue approval upon a completed biocatalyst from the Center for Veterinary Medicine of the U.S. Food and Drug Administration (the “FDA”). Even if we receive such approval, the FDA’s policies may change and additional government regulations may be enacted that could prevent, delay or require regulatory approval of our co-products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

Our process contains a genetically engineered organism which, when used in an industrial process, is considered a new chemical under the EPA’s Toxic Substances Control Act program (“TSCA”). EPA’s Biotechnology Program under TSCA requires the submission of certain information of the Office of Pollution Prevention and Toxic Substances.  Due to the nature of our microorganism we can utilize the TSCA Biotechnology Program Tier I and Tier II exemption criteria at our Luverne, Minnesota manufacturing location.  As we expand our business activities, we will pursue the EPA’s Microbial Commercial Activity Notice process for future plants.  We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, the TSCA new chemical submission policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

Gevo Development/Agri-Energy Segment. Our Gevo Development/Agri-Energy segment is currently responsible for the operation of our Agri-Energy Facility and the production of ethanol, isobutanol and related products. Substantially all of the ethanol produced from the date of the acquisition of the Agri-Energy Facility through December 31, 2015 was sold through an ethanol marketing company. Sales of ethanol and related products from our Gevo Development/Agri-Energy segment comprised approximately 90% of our consolidated revenue for the fiscal year ended December 31, 2015.

The following table sets forth our revenue by reportable segment (in thousands).

	Year Ended December 31,
	2015	2014	2013
Revenues:
Gevo	$2,911	$4,718	$4,822
Gevo Development / Agri-Energy	27,226	23,548	3,422
Consolidated	$30,137	$28,266	$8,244

Geographic Information.  For both the Gevo, Inc. segment and the Gevo Development/Agri-Energy segments, all revenue is earned and all assets are held in the U.S.

Employees

As of December 31, 2015, Gevo, Inc. and its subsidiaries employed 59 employees, 27 of whom were employed by Gevo, Inc. and were located in Englewood, Colorado. Of the Gevo, Inc. employees, 16 were engaged in research and development activities and 11 were engaged in general, administrative and business development activities. As of December 31, 2015, our subsidiary Agri-Energy employed 32 employees, all of whom were located in Luverne, Minnesota, and involved in the operations of our production facility. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

You should carefully consider these risk factors described below before you decide to invest in our securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes and international operations. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations and our liquidity. The risks described below could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Report, the information incorporated herein by reference and those forward-looking statements we may make from time to time.

Risks Relating to our Business and Strategy

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Our indebtedness exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of December 31, 2015, the aggregate amount of the outstanding principal and final payments under our amended and restated loan and security agreement with TriplePoint Capital LLC (“TriplePoint”) was approximately $0.5 million and we had $26.1 million in outstanding 10% Convertible Senior Notes, due 2017, which were issued to WB Gevo, Ltd. (“Whitebox”) in June 2014 (the “2017 Notes”), and $22.4 million in outstanding 7.5% Convertible Senior Notes due 2022, which were issued in July 2012 (the “2022 Notes” and, together with the 2017 Notes, the “Convertible Notes”). In addition, we and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indentures governing the Convertible Notes. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning Our Securities” section could intensify.

Our current and future indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;
●	limiting our flexibility in planning for, or reacting to, changes in our business; and
●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

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

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our audited financial statements for the year ended December 31, 2015, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm for the year ended December 31, 2015 included a “going concern” emphasis of matter paragraph in its report on our financial statements as of, and for the year ended, December 31, 2015, indicating that the amount of working capital at December 31, 2015 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2016 without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, sales of our licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses of $36.2 million, $41.1 million, and $66.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $339.5 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue from the sale of isobutanol, ethanol and related products at the Agri-Energy Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.

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

In particular, over time, costs related to defending the validity of our issued patents and challenging the validity of the patents of others at the U.S. Patent and Trademark Office (“USPTO”) may be significant. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during the foreseeable future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

Significant portions of our resources have been dedicated to research and development, as well as demonstrating the effectiveness of our technology through the Retrofit of the Agri-Energy Facility. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our technologies, developing future markets for our isobutanol and accessing and Retrofitting facilities necessary for the production of isobutanol on a commercial scale. These expenditures may include costs associated with research and development, accessing existing ethanol plants, Retrofitting or otherwise modifying the plants to produce isobutanol, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the isobutanol we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

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

Our future capital requirements will depend on many factors, including:

●	the timing of, and costs involved in developing and optimizing our technologies for full-scale commercial production of isobutanol;
●	the timing of, and costs involved in accessing existing ethanol plants;
●	the timing of, and costs involved in Retrofitting the plants we access with our technologies;
●	the costs involved in establishing enhanced yeast seed trains, including at the Agri-Energy Facility;
●	the costs involved in acquiring and deploying additional equipment to attain final product specifications including at the Agri-Energy Facility, that may be required by future customers;
●	the costs involved in increasing our isobutanol production capacity, including at the Agri-Energy Facility;
●	the cost of operating, maintaining and increasing production capacity of the Retrofitted plants;
●	our ability to negotiate agreements supplying suitable biomass to our plants, and the timing and terms of those agreements;
●	the timing of, and the costs involved in developing adequate storage facilities for the isobutanol we produce;
●	our ability to gain market acceptance for isobutanol as a specialty chemical, gasoline blendstock and as a raw material for the production of hydrocarbons;
●	our ability to negotiate supply agreements for the isobutanol we produce, and the timing and terms of those agreements, including terms related to sales price;
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

●	our research and development activities;
●	our plans to access and/or Retrofit existing ethanol facilities;
●	our production of isobutanol at Retrofitted plants;
●	our production of hydrocarbons at our demonstration plant located at the South Hampton facility near Houston, TX, or any other future facilities;
●

our efforts to prepare, file, prosecute, maintain and enforce patent, trademark and other intellectual property rights and defend against claims by others that we may be violating their intellectual property rights; and/or

●	our activities in developing storage capacity and negotiating supply agreements that may be necessary for the commercialization of our isobutanol production.

Our Retrofit of the Agri-Energy Facility is our first commercial Retrofit and, as a result, our full-scale commercial production of isobutanol at the Agri-Energy Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In September 2010, we acquired ownership of the Agri-Energy Facility in Luverne, Minnesota. To date, we have successfully demonstrated fermentation operations at commercial scale combined with the use of our GIFT ® separation system using corn mash feedstock at the Agri-Energy Facility. We may incur additional costs in order to further optimize the production of isobutanol, or both isobutanol and ethanol simultaneously, at the Agri-Energy Facility.  We may determine that it is necessary to incur additional costs to further optimize the Agri-Energy Facility, but the funds necessary may not be available when we need them, on terms that are acceptable to us or at all. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Agri-Energy Facility and achieve full-scale commercial production at this facility may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

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

To the extent that we produce ethanol before commencing isobutanol production, or during periods in which we make the strategic decision to revert to ethanol production, or produce both products simultaneously, we will be vulnerable to fluctuations in the price of and cost to produce ethanol.

We believe that, like the Agri-Energy Facility, the other third-party ethanol production facilities we access can continue to produce ethanol during most of the Retrofit process. In certain cases, we may obtain income from this ethanol production. Further, we have designed our isobutanol production technology (including the Retrofit of the Agri-Energy Facility) to allow us to revert to ethanol production at certain facilities, or produce both products simultaneously, when the economic conditions for ethanol production make such production desirable. Our earnings from ethanol revenue will be dependent on the price of, demand for and cost to produce ethanol. Decreases in the price of ethanol, whether caused by decreases in gasoline prices, changes in regulations, seasonal fluctuations or otherwise, will reduce our revenues, while increases in the cost of production will reduce our margins. To the extent that ethanol production costs increase or price decreases, earnings from ethanol production could suffer, which could have a material adverse effect on our business.

In recent years, the spread between ethanol and corn prices has fluctuated widely. Fluctuations are likely to continue to occur. Unfavorable weather conditions led to a smaller than expected corn harvest across affected areas of the U.S. Midwest region in the fall of 2012. This, along with smaller corn carryover in 2010 and 2011 and higher export demand for corn led to higher corn prices during 2012 and the first half of 2013 and increased corn price volatility. The price of ethanol during that time did not keep pace with rising corn prices which resulted in lower and, in some instances negative, operating margins in the ethanol industry. As a result, during the fourth quarter of 2012, our management determined that the production of ethanol at the Agri-Energy Facility would not produce a positive margin versus maintaining the Agri-Energy Facility at idle. Likewise, the recent decline in oil prices has translated into lower gasoline prices in the U.S., which have resulted in lower ethanol prices and ethanol profit margins. It is unclear when or if ethanol prices may rebound, and consequently, when or if near-term ethanol margins will increase from current levels. Our inability to rely on ethanol production as an alternative revenue source due to rising corn prices or otherwise could have a material adverse effect on our business, financial condition and results of operations.

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

As of the date of this filing, we have produced only limited quantities of isobutanol at commercial scale and we may not be successful in increasing our production from these limited startup production levels to nameplate production levels. The production of isobutanol requires multiple integrated steps, including:

●	obtaining the plant feedstocks;
●	treatment with enzymes to produce fermentable sugars;
●	fermentation by organisms to produce isobutanol from the fermentable sugars;
●	distillation of the isobutanol to concentrate and separate it from other materials;
●	purification of the isobutanol; and
●	storage and distribution of the isobutanol.

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. Our biocatalysts have not yet produced isobutanol at nameplate production levels. While we have produced isobutanol using our biocatalysts at our laboratories in Colorado, at the one MGPY demonstration facility and at the Agri-Energy Facility in commercial-scale fermenters, such production was not at full nameplate capacity of a commercial facility. Our production since the fourth quarter of 2013 has utilized a corn mash feedstock, but risk still exists for achieving nameplate capacity at the Agri-Energy Facility. The risk of contamination and other problems rises as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting plant feedstocks into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

Prior to commencement of the Agri-Energy Facility Retrofit, we had never built (through Retrofit or otherwise) or operated a commercial isobutanol facility. We assume that we understand how the engineering and process characteristics of the one MGPY demonstration facility will scale up to larger facilities, but these assumptions may prove to be incorrect. Accordingly, we cannot be certain that we can consistently produce isobutanol in an economical manner in commercial quantities. If our costs to build large-scale commercial isobutanol facilities are significantly higher than we expect or if we fail to consistently produce isobutanol economically on a commercial scale or in commercial volumes, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We have entered into a licensing agreement with Porta Hnos S.A. (“Porta”) to Retrofit their facility in Argentina, and the production of isobutanol at the Porta facility could be delayed and, as a result, any royalties or other revenues expected to be derived from the licensing agreement may be delayed.

In January 2016, we entered into a license agreement and joint development agreement with Porta to construct multiple isobutanol plants in Argentina using corn as a feedstock, the first of which is expected to be wholly owned by Porta (the “Porta

Facility”) and is anticipated to begin producing isobutanol in 2017.  The plant is expected to have a production capacity of up to five million gallons of isobutanol per year. Once the plant is operational, Gevo expects to generate revenues from this licensing arrangement, through royalties, sales and marketing fees, and other revenue streams such as yeast sales.  The agreements also contemplate Porta constructing at least three additional isobutanol plants for certain of their existing ethanol plant customers. For these projects, Gevo would be the direct licensor of its technology and the marketer for any isobutanol produced, and would expect to receive all royalties and sales and marketing fees generated from these projects. Porta would provide the engineering, procurement and construction (“EPC”) services for the projects. The production capacity of these additional plants is still to be determined.

Although we will be able to apply our experience from the Retrofit of the Agri-Energy Facility, no two ethanol facilities are exactly alike, and each Retrofit or construction project will require individualized engineering and design work.  Unexpected difficulties unique to the Porta Facility may cause delays in commencing production, and there is no guarantee that we will be successful in properly completing the project. Any such unexpected difficulties could delay or limit the revenues that we are able to derive from the licensing arrangement with Porta.  Moreover, there can be no assurances that the Retrofit of the Porta facility will ever be completed or Porta will construct other isobutanol plants as contemplated.  If the Porta Facility project is not completed or if Porta does not construct additional isobutanol facilities, Gevo will not generate any revenue.  In addition, if Gevo experiences delays or is unsuccessful in completing the Porta Facility project, this may limit Gevo’s ability to license its technology to others, which could reduce the scope of Gevo’s business plan and have a material adverse effect on Gevo’s results of operations. In addition, if we experience delays or are unsuccessful in completing the Porta Facility project, this may limit our ability to license our technology to others, which could reduce the scope of our business plan and have a material adverse effect on our results of operations.

Our development strategy relies on our relationships with partners such as Praj Industries Limited (“Praj”) and Porta.

Praj is one of the leading suppliers of EPC services to the ethanol industry globally, having provided such services to approximately 350 ethanol plants across 65 countries. As a result, we believe that our alliance with Praj will allow us to more quickly achieve commercial-scale production of isobutanol derived from the Feedstock outside of the U.S. Porta is a leading supplier of EPC services to the ethanol industry in South America. As a result, we believe that our alliance with Porta will allow us to more quickly achieve commercial-scale production of isobutanol in Argentina and potentially elsewhere in South America. However, Praj and Porta may fail to fulfill their obligations to us under our agreements such as failing to meet milestones associated with our joint development agreement. If Praj and Porta fail to fulfill their obligations to us under our agreements, our ability to realize continued development and commercial benefits from our alliance could be affected and our business and prospects could be harmed.

In addition, we may be unable to secure other partners beyond Praj and Porta to assist us in developing commercial isobutanol projects globally. If we are unable to secure such additional partnerships, our business and prospects could be harmed.

We may not be able to successfully identify and acquire access to additional ethanol production facilities suitable for efficient Retrofitting, or acquire access to sufficient capacity to be commercially viable or meet customer demand.

Our strategy currently includes accessing and Retrofitting, either independently or with potential development partners or licensees, existing ethanol facilities for the production of large quantities of isobutanol for commercial distribution and sale. In addition to the Agri-Energy Facility, we have signed licensing agreements with Porta and Praj and acquired access to a 50 MGPY ethanol plant pursuant to our joint venture with Redfield. However, we may not find future development partners with whom we can implement this growth strategy, and we may not be able to identify facilities suitable for joint venture, acquisition, lease or license.

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

No two ethanol facilities are exactly alike, and each Retrofit will require individualized engineering and design work. There is no guarantee that we or any contractor we retain will be able to successfully design a commercially viable Retrofit, or properly complete the Retrofit once the engineering plans are completed. Prior to commencement of the Agri-Energy Facility Retrofit, we had never built, via Retrofit or otherwise, a full-scale commercial isobutanol facility. Despite our experience with the Retrofit of the Agri-Energy Facility, our estimates of the capital costs that we will need to incur to Retrofit a commercial-scale ethanol facility may prove to be inaccurate, and each Retrofit may cost materially more to engineer and build than we currently anticipate. For example, our estimates assume that each plant we Retrofit will be performing at full production capacity, and we may need to expend substantial sums to repair or modify underperforming facilities prior to Retrofit.

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

We have very limited experience operating commercial-scale ethanol and isobutanol facilities. Accordingly, we may encounter significant difficulties operating at a commercial scale. We believe that our future facilities will, like the Agri-Energy Facility, be able to continue producing ethanol during much of the Retrofit process. We will need to successfully administer and manage this production. Though Porta,  the employees of Agri-Energy and Redfield are experienced in the operation of ethanol facilities, and our future development partners or the entities that we acquire may likewise have such experience, we may be unable to manage ethanol-producing operations, especially given the possible complications associated with a simultaneous Retrofit. Once we complete a commercial Retrofit, operational difficulties may increase, because neither we nor anyone else has significant experience operating a pure isobutanol fermentation facility at a commercial scale. The skills and knowledge gained in operating commercial ethanol facilities or small-scale isobutanol plants may prove insufficient for successful operation of a large-scale isobutanol facility, and we may be required to expend significant time and money to develop our capabilities in isobutanol facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

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

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. As an early stage company, we lack commercial operating experience, and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully negotiate and structure long-term supply agreements for the isobutanol we produce. Certain agreements with existing and potential customers may initially only provide for the purchase of limited quantities from us. For example, our agreement with Alaska Airlines entered into in May 2015 provides for the initial purchase of a limited quantity of our ATJ fuel, and does not obligate Alaska Airlines to purchase any additional quantity of jet fuel in addition to the amount to be initially purchased. Our ability to increase our sales will depend in large part upon our ability to expand these existing customer relationships into long-term supply agreements. Maintaining and expanding our existing relationships and establishing new ones can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, delay our acquiring and Retrofitting of additional plants, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

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

Many of our end-products such as isobutanol, ethanol and hydrocarbon products have some level of price correlation with crude oil. If crude oil prices were to remain at low levels over a sustained period of time, this may have an impact on the pricing that we are able to achieve in the marketplace for many of those end-products. This may cause us to operate at a lower, or negative, operating margins and, as a result, our management may decide to reduce or suspend production of ethanol and/or isobutanol at the Agri-Energy Facility. Unfavorable operating margins may also impact our ability to access and Retrofit, either independently or with potential development partners or licensees, existing ethanol facilities for the production of isobutanol for commercial distribution and sale.

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

If appropriate opportunities become available, we may enter into joint ventures with the owners of existing ethanol production facilities in order to acquire access to additional isobutanol production capacity, such as the agreement we entered into with Redfield. We currently anticipate that in each such joint venture, the ethanol producer would contribute access to its existing ethanol production facility and we would be responsible for Retrofitting such facility to produce isobutanol. Upon completion of the Retrofit, and in some cases the attainment of certain performance targets, both parties to the joint venture would receive a portion of the profits from the sale of isobutanol, consistent with our business model. In connection with these joint ventures, we could incur substantial debt to fund the Retrofit of the accessed facilities and we could assume significant liabilities.

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

Additionally, we plan to be a leading marketer for all isobutanol and co-products produced using our proprietary technology and sold in markets other than on-road gasoline blendstocks including, without limitation, all isobutanol that is produced by any facilities that we access via joint venture. Marketing agreements can be very complex and the obligations that we assume as a leading marketer of isobutanol may be time consuming. We have no experience marketing isobutanol on a commercial scale and we may fail to successfully negotiate marketing agreements in a timely manner or on favorable terms. If we fail to successfully market the isobutanol produced using our proprietary technology to refiners and chemical producers, our business, financial condition and results of operations will be materially adversely affected.

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

In the production of isobutanol, we face competition from Butamax. Additionally, a number of companies including Cathay Industrial Biotech, Ltd., Green Biologics Ltd., METabolic Explorer, S.A. and Eastman Chemical Company (which acquired TetraVitae Bioscience, Inc. in November 2011) are developing n-butanol production capability from a variety of renewable feedstocks.

In the ethanol market, we operate in a highly competitive industry in the U.S. According to the Renewable Fuels Association, there are over 200 ethanol facilities in the U.S. with an installed nameplate capacity of almost 15 billion gallons. Some of the key competitors in the U.S. include Archer-Daniels-Midland Company, POET, LLC and Valero Energy Corporation. We also face competition from foreign producers of ethanol. Brazil is believed to be the world’s second largest ethanol producing country. Many producers have much larger production capacities and operate at a lower cost of production than we do. As a result, these companies may be able to compete more effectively in narrower commodity margin environments.

In the polyester, rubber, plastics, fibers and other polymers markets, we face competition from incumbent petroleum-derived products, other renewable isobutanol producers and renewable n-butanol producers. Our competitive position versus the incumbent petroleum-derived products and other renewable butanol producers may not be favorable. Petroleum-derived products have dominated the market for many years and there is substantial existing infrastructure for production from petroleum sources, which may impede our ability to establish a position in these markets. Other isobutanol and n-butanol companies may develop technologies that prove more effective than our isobutanol production technology, or such companies may be more adept at marketing their production. Additionally, one company in France, Global Bioenergies, S.A., is pursuing the production of isobutylene from renewable carbohydrates directly. Since conversion of isobutanol to butenes such as isobutylene is a key step in producing many polyester, rubber, plastics, fibers and other polymers from our isobutanol, this direct production of renewable isobutylene, if successful, could limit our opportunities in these markets.

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

In the production of other biofuels, key competitors include Shell Oil Company, BP, DuPont-Danisco Cellulosic Ethanol LLC, Abengoa Bioenergy, S.A., POET, LLC, ICM, Mascoma Corporation, Inbicon A/S, INEOS New Planet BioEnergy LLC, Archer Daniels Midland Company, BlueFire Ethanol, Inc., ZeaChem Inc., Iogen Corporation, Qteros, Inc., and many smaller startup companies. If these companies are successful in establishing low cost cellulosic ethanol or other fuel production, it could negatively impact the market for our isobutanol as a gasoline blendstock. In the markets for the hydrocarbon fuels that we plan to produce from our isobutanol, we will face competition from the incumbent petroleum-based fuels industry. The incumbent petroleum-based fuels industry makes the vast majority of the world’s gasoline, jet and diesel fuels and blendstocks. It is a mature industry with a substantial base of infrastructure for the production and distribution of petroleum-derived products. The size, established infrastructure and significant resources of many companies in this industry may put us at a substantial competitive disadvantage and delay or prevent the establishment and growth of our business in the market for hydrocarbon fuels.

Biofuels companies may also provide substantial competition in the hydrocarbon fuels market. With respect to production of renewable gasoline, biofuels competitors are numerous and include both large established companies and numerous startups. For example, Virent Energy Systems, Inc. has developed a process for making gasoline and gasoline blendstocks and Kior, Inc. has developed a technology platform to convert biomass into renewable crude oil. Many other competitors may do so as well. In the jet fuel market, we will face competition from companies such as Synthetic Genomics, Inc., Solazyme, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation that are pursuing production of jet fuel from algae-based technology.  Renewable Energy Group, Inc. and others are also targeting production of jet fuels from vegetable oils and animal fats.  Red Rock Biofuels LLC and others are planning to produce jet fuel from renewable biomass. We may also face competition from companies working to produce jet fuel from hydrogenated fatty acid methyl esters. In the diesel fuels market, competitors such as Amyris Biotechnologies, Inc. and Renewable Energy Group, Inc. have developed technologies for production of alternative hydrocarbon diesel fuel.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2015. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Risks Related to Intellectual Property

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property covering our technologies and products and potential products in the U.S. and other countries. We have adopted a strategy of seeking patent protection in the U.S. and in certain foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of December 31, 2015, we owned rights to approximately 418  issued patents and filed patent applications in the U.S. and in various foreign jurisdictions. When and if issued, patents would expire at the end of their term and any patent would only provide us commercial advantage for a limited period of time, if at all. Our patent applications are directed to our enabling technologies and to our methods and products which support our business in the advanced biofuels and renewable chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Only approximately 39 of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent handed down by the Federal Circuit Court and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Currently, one of our issued patents is being challenged in regulatory proceedings before the USPTO. These proceedings may result in the claims being amended or canceled. If the claims are amended or canceled, the scope of our patents claims may be narrowed, which may reduce the scope of protection afforded by our patent portfolio. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Many companies have encountered significant problems in protecting and enforcing intellectual property rights in certain foreign jurisdictions, and, particularly as we move forward in our partnerships with Porta, Praj, and future international partners, we may face new and increased risks and challenges in protecting and enforcing our intellectual property rights abroad. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to bioindustrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patents and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to enforce our intellectual property rights in such countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

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

Legal and Regulatory Risks

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

Jet fuels must meet various statutory and regulatory requirements before they may be used in commercial aviation. In the U.S., the use of specific jet fuels is regulated by the Federal Aviation Administration (“FAA”). Rather than directly approving specific fuels, the FAA certifies individual aircraft for flight. This certification includes authorization for an aircraft to use the types of fuels specified in its flight manual. To be included in an aircraft’s flight manual, the fuel must meet standards set by ASTM. The current ASTM requirements do not permit the use of jet fuel derived from isobutanol, and we will need to give ASTM sufficient data to justify creating a new standard applicable to ATJ fuel. Though our work testing isobutanol-based ATJ fuel with the U.S. Air Force Research Laboratory has provided us with data we believe ASTM will take into consideration, the process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations will require the expenditure of substantial resources. The full ASTM specification for our ATJ fuel is expected to be approved and issued in April 2016 but due to inherent uncertainty in the regulatory process we cannot guarantee that ASTM certification will be received in a timely manner, or at all. Failure to obtain regulatory approval in a timely manner, or at all, could have a significant negative effect on our operations.

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

Many of the ethanol plants we initially plan to Retrofit use dry-milled corn as a feedstock. We plan to sell, as animal feed, the iDGs™ left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs™ as animal feed through a self-assessed Generally Regarded as Safe (“GRAS”) process via third party scientific review.  In order to improve the value of our iDGs™, we are working with The Association of American Feed Control Officials (“AAFCO”) to establish a formal definition for our iDGs™ as well as clearance for the materials into animal feed.  We believe obtaining AAFCO approval will increase the value of our iDGs™ by offering customers of our iDGs™ further assurance of the safety of our iDGs™. If we make certain changes in our biocatalyst whereby we can no longer rely on our GRAS process, we would be required to obtain U.S. Federal Drug Administration (the “FDA”) approval for marketing our iDGs™. FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. While we have sold initial quantities of our iDGs TM  from the Agri-Energy Facility, if FDA or AAFCO approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs™, our net cost of production will increase, which may hurt our operating results.

Reductions or changes to existing regulations and policies may present technical, regulatory and economic barriers, all of which may significantly reduce demand for biofuels or our ability to supply isobutanol.

The market for biofuels is heavily influenced by foreign, federal, state and local government regulations and policies. For example, in 2007, the U.S. Congress passed an alternative fuels mandate that required nearly 14 billion gallons of liquid transportation fuels sold in 2011 to come from alternative sources, including biofuels, a mandate that grows to 36 billion gallons by 2022. Of this amount, a minimum of 21 billion gallons must be advanced biofuels as defined by the U.S. Congress. In the U.S., and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause the demand for biofuels to decline and deter investment in the research and development of biofuels. For example, the Energy and Commerce Committee of the U.S. House of Representatives has undertaken an assessment of the Renewable Fuel Standard program and has published five white papers on the subject during the current congressional period. The EPA has also said that it plans to assess the E10 blendwall and current infrastructure and market-based limitations to the consumption of ethanol in gasoline-ethanol blends above E10. In particular, the EPA is proposing to cut the volume requirements for advanced biofuels by more than 40% when compared to the requirements currently written into the statute. This proposal has created significant concerns throughout the biofuels industry, many of which were voiced by the biofuels industry during the public comment period. This type of legislative activity can create concern in the marketplace about the long-term sustainability of governmental policies. The absence of tax credits, subsidies and other incentives in the U.S. and foreign markets for biofuels, or any inability of our customers to access such credits, subsidies and incentives, may adversely affect demand for our products, which would adversely affect our business. The resulting market uncertainty regarding current and future standards and policies may also affect our ability to develop new renewable products or to license our technologies to third parties and to sell products to our end customers.

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

In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-

Oxley Act of 2002 and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges.

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

Our expanded international activities may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.

In the course of our relationships with Praj, Porta and future international partners, we may become subject to certain foreign tax, environmental, and health and safety regulations that did not previously apply to us or our products. Such regulations may be unclear, not consistently applied and subject to sudden change.  Implementation of compliance policies could result in additional operating costs, and our failure to comply with such laws, even inadvertently, could result in significant fines and/or penalties.

Additionally, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors or agents. Even with implementation of policies, training and internal controls designed to reduce the risk of corrupt payments, our employees, vendors or agents may violate our policies. Our international partnerships may significantly increase our exposure to potential liability. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.

Risks Related to Owning Our Securities.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value.

The market price of shares of our common stock has experienced significant price and volume fluctuations. For example, since February 19, 2011, when we became a public company, through March 1, 2016, the closing sales price for one share of our common stock has reached a high of $383.27 and a low of $0.33.

We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

●	actual or anticipated fluctuations in our financial condition and operating results;
●	the position of our cash and cash equivalents;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	announcements of technological innovations by us, our partners or our competitors;
●	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;

●	our ability to consistently produce commercial quantities of isobutanol at the Agri-Energy Facility and ramp up production to nameplate capacity;
●	additions or losses of customers or partners;
●	our ability to obtain certain regulatory approvals for the use of our isobutanol in various fuels and chemicals markets;
●	commodity prices, including oil, ethanol and corn prices;
●	additions or departures of key management or scientific personnel;
●	competition from existing products or new products that may emerge;
●	issuance of new or updated research reports by securities or industry analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	litigation involving us, our general industry or both;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcements or expectations of additional financing efforts or the pursuit of strategic alternatives;
●

changes in existing laws, regulations and policies applicable to our business and products, including the Renewable Fuel Standard program, and the adoption of or failure to adopt carbon emissions regulation;

●	sales of our common stock or equity-linked securities, such as warrants, by us or our stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	general market conditions in our industry; and
●	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock, regardless of our operating performance, and cause the value of your investment to decline. Because our Convertible Notes are convertible into our common stock and our warrants are exercisable into our common stock, volatility or a reduction in the market price of our common stock could have an adverse effect on the trading price of our Convertible Notes and our warrants. Holders who receive common stock upon exercise of the warrants will also be subject to the risk of volatility and a reduction in the market price of our common stock. In addition, the existence of our Convertible Notes and our outstanding warrants  may encourage short selling in our common stock by market participants because the conversion of the Convertible Notes or exercise of the warrants could depress the price of our common stock.

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

The price of our common stock could also be affected by possible sales of common stock by investors who view our Convertible Notes or warrants as a more attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock. The hedging or arbitrage could, in turn, affect the trading prices of the warrants, or any common stock that holders receive upon exercise of the warrants.

Sales of a substantial number of shares of our common stock or securities linked to our common stock, such as our Convertible Notes and warrants, in the public market could occur at any time. These sales, or the perception in the market that such sales may occur, could reduce the market price of our common stock.

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

On January 25, 2016, we received a deficiency letter from the Listing Qualifications Department of the NASDAQ Stock Market (“NASDAQ”), notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on The NASDAQ Capital Market. In accordance with NASDAQ Listing Rules, we have an initial compliance period of 180 calendar days, or until July 25, 2016, to regain compliance with this requirement. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before July 25, 2016.  If we regain compliance,  NASDAQ will have provided written notification and close the matter.

If we do not regain compliance by July 25, 2016, we may be eligible for an additional 180 calendar day compliance period.  To qualify, the Company would need to meet the continued listing requirement for market value of publicly held shares ($1 million), and all other initial listing standards, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency, or if the Company is otherwise not eligible, NASDAQ would notify the company that its securities would be subject to delisting.  In the event of such a notification, the Company may appeal the NASDAQ’s determination to delist its securities, but there can be no assurance the NASDAQ would grant the Company’s request for continued listing.

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

We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes and/or the exercise of some or all of the warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Additionally, under the terms of certain warrants in the event that a warrant is exercised at a time when we do not have an effective registration statement covering the underlying shares of common stock on file with the SEC, such warrant may be net exercised, which will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.

As of December 31, 2015, we had $22.4 million in outstanding 2022 Notes, which were convertible into 4,434,535 shares of common stock at the conversion rate in effect on December 31, 2015 (which amount includes 4,172,202 shares of common stock issuable in full satisfaction of the coupon make-whole payments due in connection therewith). The anticipated conversion of the $22.4 million in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have the option to issue common stock to any converting holder in lieu of making any required coupon make-whole payment in cash. If we elect to issue our common stock for such payment, the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. If our stock price decreases, the number of shares we would be required to deliver in connection with the coupon make-whole payments would increase. Given that the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the 2022 Notes or making cash payments in respect of the coupon make-whole payments due upon a conversion, we may be unable to make such payment in cash. If we issue additional shares of our common stock in satisfaction of such payments, this may cause significant additional dilution to our existing stockholders.

As of December 31, 2015, we had $26.1 million in outstanding 2017 Notes, which were convertible into 1,689,533 shares of our common stock at the conversion rate in effect on December 31, 2015. The 1,689,533 shares includes 185,712 shares of common stock that may be issuable from time to time in the event that the Company pays a portion of the interest on the 2017 Notes in kind or elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. The anticipated conversion of the outstanding 2017 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2017 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

The indebtedness under our 2017 Notes and our loan agreement with TriplePoint are secured by substantially all of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations.

Indebtedness under our 2017 Notes is secured by a first lien, and TriplePoint is secured by a second lien, on substantially all of our assets. Accordingly, if an event of default were to occur under our credit facilities, holders of our 2017 Notes and then TriplePoint would have a priority right to our assets, to the exclusion of our general creditors, in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them, resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for distribution to holders of our equity securities

The terms of the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint and the indentures governing the Convertible Notes, may restrict our ability to engage in certain transactions.

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

The indentures governing the Convertible Notes may prohibit us from engaging in certain mergers or acquisitions and if a fundamental change of the Company occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes and, in certain circumstances, to pay the holders of Convertible Notes a make-whole payment equal to the aggregate amount of interest that would have been payable on such Convertible Notes from the repurchase date through the maturity date of such Convertible Notes. With respect to the 2022 Notes, if a fundamental change occurs prior to the maturity date of the 2022 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2022 Notes in connection with such fundamental change. With respect to the 2017 Notes, the Company has the right to increase the conversion rate of the 2017 Notes by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest. In addition, if a fundamental transaction occurs, holders of warrants will have the right, at their option, to require us to repurchase the unexercised portion of such warrants for an amount in cash equal to the value of the warrants, as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

The conversion or exercise prices, as applicable, of the Convertible Notes and warrants can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The conversion price of the 2022 Notes can fluctuate in certain circumstances, including in the event that we undertake certain stock dividends, splits, combinations or distributions, or if there is a fundamental change prior to the maturity date of the 2022 Notes. In such instances, the conversion price of the 2022 Notes can fluctuate materially lower than the current conversion price of $85.39 per share. The conversion price of the 2017 Notes can fluctuate in certain circumstances, including in the event that there is a dividend or distribution paid on shares of our common stock or a subdivision, combination or reclassification of our common stock. In such instances, the conversion price of the 2017 Notes can fluctuate materially lower than the current conversion price of $17.36 per share.

The number of shares of common stock for which certain of our warrants, are exercisable may be adjusted in the event that we undertake certain stock dividends, splits, combinations, distributions, and the price at which such shares of common stock may be purchased upon exercise of the warrants may be adjusted in the event that we undertake certain issuances of common stock or convertible securities at prices lower than the then-current exercise price for the warrants. These provisions could result in substantial dilution to investors in our common stock.

The interest rates of the Convertible Notes can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The interest rates of the Convertible Notes can fluctuate in certain circumstances, including in the event of a default of our obligations under the indentures governing the Convertible Notes or the registration rights agreements, if any, entered into in connection with such notes. In addition, the interest on the 2017 Notes will be payable 50% in cash and 50% in-kind if (i) no event of default has occurred and is continuing under the indentures governing the 2017 Notes and (ii) the last reported sales price of our common stock on the 10th trading day immediately preceding the relevant interest payment date is more than $16.50 per share. As the Company may be required to pay a portion of the interest on the 2017 Notes in kind, by either increasing the principal amount of the outstanding 2017 Notes or issuing additional 2017 Notes, any increase to the interest rate applicable to the 2017 Notes could result in additional dilution to investors in our common stock.

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

We may, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale or issuance of equity, warrants or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect their rights as a stockholder. If we raise capital through debt financing, it may involve agreements that include covenants further limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our development and commercialization efforts.

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

As of December 31, 2015, there were 481,786 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of the warrants.

As of December 31, 2015, there were 59,316 shares of common stock available for future grant under our 2010 Plan and 76,629 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested.

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

Except as set forth in the applicable warrant, holders of our warrants will have no rights as common stockholders until such holders exercise their warrants and acquire our common stock.

Until you acquire shares of our common stock upon exercise of your warrants, you will have no rights with respect to the shares of our common stock underlying such warrants, except for those rights set forth in the applicable warrant. Upon exercise of your warrants, you will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

The exercise prices for our warrants will not be adjusted for all dilutive events.

The exercise prices of certain warrants are subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock at a price per share less than the exercise price of such warrants. However, the exercise prices will not be adjusted for other events, including the issuance of certain rights, options or warrants, distributions of capital stock, indebtedness, or assets and cash dividends. Accordingly, an event that adversely affects the value of the warrants may occur, and that event may not result in an adjustment to the exercise prices.

We may not be permitted by the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, to repurchase our warrants, and we may not have the ability to do so.

Under certain circumstances, if a “fundamental transaction” or “extraordinary transaction” (as such terms are defined in our various warrants) occurs, holders of our warrants may require us to repurchase, for cash, the remaining unexercised portion of such warrants for an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. Our ability to repurchase the warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase the warrants. In addition, any such repurchase of the warrants may result in a default under the agreements governing our indebtedness, including our secured indebtedness with Whitebox and/or TriplePoint, unless we are able to obtain such lender’s consent prior to the taking of such action. If we were unable to obtain such consent, compliance with the terms of the warrants would trigger an event of default under such agreements.

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

We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline which in turn would likely cause a decline in the value of the warrants and Convertible Notes. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price and the price of the warrants to decline or the trading volume of such securities to decline.

We are subject to anti-takeover provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.

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

Our corporate headquarters and research and development laboratories, included in our Gevo, Inc. segment, are located in Englewood, Colorado, where we currently occupy approximately 29,865 square feet of office and laboratory space.  Our lease for this facility expires in July 2016.  In January 2016, we amended our lease to extend the term until July 2021 and to reduce the amount of leased space from 29,865 square feet to approximately 19,241 square feet, effective July 2016.  We believe that the facility with the reduced square footage will be adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

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

On August 22, 2015, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Butamax, E.I. du Pont de Nemours & Company (“DuPont”) and BP Biofuels North America LLC (“BP” and, together with Butamax and DuPont, the “Butamax Parties”), that resolves the various disputes, lawsuits and other proceedings between one or more of the Butamax Parties and the Company mentioned above (the “Subject Litigation”), and creates a new business relationship pursuant to which Butamax and the Company have granted rights to each other under certain patents and patent applications in accordance with the terms of the License Agreement which was entered into by the Company and Butamax concurrently with the Settlement Agreement.

Pursuant to the terms of the Settlement Agreement, the parties filed a joint motion of dismissal with prejudice subject to certain continuing permitted activities such as the rights of each of the Company and Butamax to take further actions in connection with existing appeals and reexaminations for purposes of resolving existing disputes.  The Delaware District Court vacated and withdrew its decisions and orders concerning certain of the parties’ substantive motions, specifically the Delaware District Court’s Claim Construction Memorandum Opinion and Order in matter 11-54, dated March 19, 2013, and the Delaware District Court’s memorandum Opinion and Order dated August 3, 2015 in matters 12-1036, 12-1300 and 12-1200.

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

The following table sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the NASDAQ Global Market and NASDAQ Capital Market, for the periods indicated below.

	Common Stock
	Price 2015		Price 2014
	High	Low	High	Low
First Quarter	$5.25	$1.80	$23.25	$17.10
Second Quarter	5.46	2.01	20.10	10.95
Third Quarter	3.26	1.72	13.95	4.50
Fourth Quarter	2.21	0.61	8.10	3.75

Holders of Record

The last sale price of our common stock on March 28, 2016, as reported by the NASDAQ Capital Market, was $0.46 per share. As of March 25, 2016, there were approximately 75 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of Gevo’s common stock with the cumulative total return of the Standard & Poor’s SmallCap 600 Value Index and with the NASDAQ Clean Edge Green Energy Index over the period from the initiation of public trading of the Company’s common stock in February 2011 through December 31, 2015.

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

We derived the consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements in Part II, Item 8 of this Report. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 has been derived from our audited consolidated financial statements not included in this Report. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

(In thousands except share and per share amounts)	Years Ended December 31,
Consolidated statement of operations data:	2015	2014	2013	2012	2011
Total revenue (1) (2)	$30,137	$28,266	$8,224	$24,385	$64,549
Costs of goods and corn sold	38,762	35,582	17,913	32,410	60,588
Operating expenses	23,302	32,461	45,826	63,412	48,654
Loss from operations	(31,927)	(39,777)	(55,515)	(71,437)	(44,693)
Net loss (3) (4) (5) (6) (7)	(36,194)	(41,145)	(66,806)	(60,712)	(48,214)
Net loss per share - basic and diluted	(2.58)	(7.67)	(22.23)	(27.92)	(31.57)
Weighted-average number of common shares outstanding - basic and diluted	14,025,048	5,366,162	3,004,775	2,174,606	1,527,328

	As of December 31,
Consolidated balance sheet data:	2015	2014	2013	2012	2011
Cash and cash equivalents	$17,031	$6,359	$24,625	$66,744	$94,225
Total assets	103,128	98,928	116,355	156,111	133,030
Derivative warrant liability	10,493	3,114	7,243	-	-
Secured debt	485	773	10,127	23,958	28,243
2017 notes recorded at fair value	21,565	25,460	-	-	-
2022 notes, net	14,636	13,679	14,501	25,554	-
Total liabilities	54,802	51,964	45,380	58,280	40,893
Accumulated deficit	(339,492)	(303,298)	(262,153)	(195,347)	(134,635)
Total stockholders’ equity	48,326	46,964	70,975	97,831	92,137

(1)

During the second quarter of 2012, we suspended the production of ethanol and commenced initial startup operations for the production of isobutanol. In September 2012, as a result of a lower than planned production rate of isobutanol, we made the strategic decision to pause isobutanol and ethanol production at the Agri-Energy Facility at the conclusion of startup operations to focus on optimizing specific parts of the process to further enhance isobutanol production rates.

(2)

Throughout 2013, we made modifications to our Agri-Energy Facility designed to increase the isobutanol production rates.  As a result, we produced very limited quantities of isobutanol and no ethanol at the Agri-Energy Facility in 2013.

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

(4)

We recognized gains of $0.0 million, $3.5 million, $3.1 million and $17.0 million during the years ended December 31, 2015, 2014, 2013 and 2012, respectively, associated with a change in the fair value of the derivatives embedded in our 2022 Notes.

(5)

We recognized a loss of $0.6 million during the year ended December 31, 2015, gain of $6.5 million and a loss of $3.2 million during the years ended December 31, 2014 and 2013, respectively, associated with a change in the fair value of Warrants to purchase our common stock that were issued in December 2015, May 2015, February 2015, August 2014, and December 2013 in conjunction with our offering of common stock units.

(6)	We recognized gains of $3.9 million and $0.6 million during the years ended December 31, 2015 and 2014, respectively, associated with a change in the fair value of the 2017 Notes.
(7)

As of December 31, 2015, certain holders of our 2022 Notes have converted or exchanged 2022 Notes in an aggregate principal amount of $22.6 million into shares of our common stock, reducing the principal balance of the 2022 Notes to $22.4 million. Upon conversion, the holders of the converted 2022 Notes received 235,396 shares of Gevo, Inc. common stock in payment of converted principal of $20.1 million and, pursuant to the terms of the Indenture, such holders also received 343,803 shares of Gevo, Inc. common stock in settlement of Coupon Make-Whole Payments of $5.5 million. Upon exchange, the holders of the exchanged 2022 Notes received 1,107,833 shares of Gevo, Inc. common stock as payment of exchanged principal of $2.5 million.  As a result, we recognized a loss of $0.2 million and $2.0 million during the years ended December 31, 2015 and 2013 respectively, associated with the extinguishment of debt.

The following table reflects our unaudited summarized quarterly consolidated financial statements for each of the twelve months ended December 31, 2015 and 2014. This information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except share and per share amounts).

	Quarter
2015	First	Second	Third	Fourth
Revenue	$5,899	$8,924	$8,017	$7,297
Gross loss	(3,335)	(974)	(2,612)	(1,704)
Loss from operations (1)	(9,536)	(6,531)	(9,274)	(6,586)
Gain from change in fair value of embedded derivatives of the 2022 Notes	-	-	-	-
Gain (loss) from change in fair value of derivative warrant liability	167	(7,247)	4,719	2,938
Gain (loss) from change in fair value of 2017 Notes	3,765	(340)	157	313
Net loss	(7,343)	(14,370)	(6,519)	(7,962)
Net loss per share - basic and diluted	$(0.88)	$(1.10)	$(0.39)	$(0.44)
Weighted-average number of common shares outstanding - basic and diluted	8,312,398	13,009,434	16,688,632	17,954,451

	Quarter
2014	First	Second	Third	Fourth
Revenue	$903	$7,721	$10,141	$9,501
Gross loss	(3,777)	(548)	(1,619)	(1,372)
Loss from operations (1)	(12,922)	(9,032)	(8,912)	(8,911)
Gain from change in fair value of embedded derivative of the 2022 Notes	1,264	1,480	726	-
Gain (loss) from change in fair value of derivative warrant liability	1,278	1,321	4,173	(242)
Gain (loss) from change in fair value of 2017 Notes	-	(5,129)	5,673	104
Net loss	(11,972)	(17,156)	(938)	(11,079)
Net loss per share - basic and diluted	$(2.65)	$(3.79)	$(0.16)	$(1.68)
Weighted-average number of common shares outstanding - basic and diluted	4,517,381	4,531,321	5,808,079	6,577,828

(1)

Loss from operations during 2015 and 2014 primarily relates to costs associated with conducting research and development, business development, business and financial planning, continued improvement of facilities and operations for the co-production of isobutanol and ethanol at the Agri-Energy Facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K (this “Report”). In addition to historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in “Risk Factors.”

Overview

We are a renewable chemicals and next generation biofuels company.  We have developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to focus primarily on the production of isobutanol, as well as related products from renewable feedstocks.  Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings or as a value-added gasoline blendstock. Isobutanol can also be converted into butenes using dehydration chemistry deployed in the refining and petrochemicals industries today. The convertibility of isobutanol into butenes is important because butenes are primary hydrocarbon building blocks used in the production of hydrocarbon fuels, lubricants, polyester, rubber, plastics, fibers and other polymers. We believe that the products derived from isobutanol have potential applications in substantially all of the global hydrocarbon fuels markets and in approximately 40% of the global petrochemicals markets.

In order to produce and sell isobutanol made from renewable sources, we have developed the Gevo Integrated Fermentation Technology® (“GIFT®”), an integrated technology platform for the efficient production and separation of renewable isobutanol. GIFT® consists of two components, proprietary biocatalysts that convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit that is designed to continuously separate isobutanol during the fermentation process. We developed our technology platform to be compatible with the existing approximately 25 BGPY of global operating ethanol production capacity, as estimated by the Renewable Fuels Association.

GIFT® is designed to permit (i) the retrofit of existing ethanol capacity to produce isobutanol, ethanol or both products simultaneously or (ii) the addition of renewable isobutanol or ethanol production capabilities to a facility’s existing ethanol production by adding additional fermentation capacity side-by-side with the facility’s existing ethanol fermentation capacity (collectively referred to as “Retrofit”). Having the flexibility to switch between the production of isobutanol and ethanol, or produce both products simultaneously, should allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. GIFT® is also designed to allow relatively low capital expenditure Retrofits of existing ethanol facilities, enabling a relatively rapid route to isobutanol production from the fermentation of renewable feedstocks. We believe that our production route will be cost-efficient, will enable relatively rapid deployment of our technology platform and allow our isobutanol and related renewable products to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

2015 Highlights and Developments

●	We transferred our listing of common stock to The NASDAQ Capital Market® from The NASDAQ Global Market®. Our securities began trading on the NASDAQ Capital Market on Monday, January 5, 2015.
●

In February 2015, we completed the sale of 2,216,667 common stock units and warrants. We received approximately $6.6 million in gross proceeds from this offering, not including any future proceeds from the exercise of the warrants.

●

In April 2015, we completed a 1-for-15 reverse stock split that was previously approved by our stockholders at a special meeting held on April 13, 2015.  The reverse stock split was intended to increase the market price per share of our common stock to allow us to maintain the listing of our common stock on The NASDAQ Capital Market.

●

In May 2015, we completed the sale of 4,300,000 common stock units and warrants.  We received approximately $17.2 million in gross proceeds from the offering, not including any future proceeds from the exercise of the warrants.

●

In June 2015, we entered into an agreement with FCStone Merchant Services, LLC to originate and supply corn for the our production facility in Luverne, Minnesota (the “Agri-Energy Facility”).  Engaging FCStone to conduct our corn purchasing at Luverne is expected to free up more than $1 million of working capital, which had previously been tied up in corn inventory.

●

In August 2015, we announced that we entered into worldwide patent cross-license and settlement agreements with Butamax Advanced Biofuels LLC (“Butamax”), E.I. du Pont de Nemours & Company (“DuPont”) and BP Biofuels North America LLC (“BP” and, together with Butamax and DuPont, the “Butamax Parties”), ending a patent dispute related to technologies for the production of bio-based isobutanol. The settlement ends all of the lawsuits and creates a new relationship between the companies, aimed at leveraging each other's strengths and accelerating development of competitive supply for bio-based isobutanol.  For more information regarding the settlement agreement and the cross-license agreement, see Item 1 “Business— Butamax Advanced Biofuels LLC and Item 3 Legal Proceedings”.

●

In November 2015, we entered into a license agreement and a joint development agreement with Praj Industries Limited ("Praj") to enable the licensing of our isobutanol technology to processors of non-corn based sugars, including the majority of Praj’s global customer base of ethanol plant owners.

●

In December 2015, we completed the sale of 2,050,000 Series A units and 8,000,000 Series B units.  We received gross proceeds of approximately $10 million, not including any future proceeds from the exercise of the warrants.

Subsequent Events

●

On January 26, 2016, we filed a Current Report on Form 8-K, stating that it had received a letter from the staff  of The NASDAQ Stock Market LLC (“NASDAQ”) providing notification that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until July 25, 2016, to regain compliance. We intend to monitor the bid price of our common stock and our minimum market value of listed securities and will consider options available to us to achieve compliance.

●

In February 2016, we announced that we had entered into a license agreement and a joint development agreement with Porta Hnos S.A. (“Porta”) to construct multiple isobutanol plants in Argentina using corn as a feedstock.

●

On March 21, 2016, a fire occurred in the dryer portion of the Agri-Energy Facility which is used to dry distiller’s grains which we sell as an animal co-product.  The damage was limited to the dryer portion of the Agri-Energy Facility and no persons were injured in the fire.  As a result of the fire, the Agri-Energy Facility was shut-down for approximately one week.  The Agri-Energy Facility recommenced production on Monday, March 28, 2016.  The fire was not a result of the new equipment that was recently installed at the Agri-Energy Facility.  We do not expect that the recent fire at the Agri-Energy Facility will have a material adverse effect on the Company’s production of isobutanol  or financial condition.

●

On March 28, 2016, we announced that ASTM International Committee D02 on Petroleum Products, Liquid Fuels, and Lubricants and Subcommittee D02.J on Aviation Fuel passed a concurrent ballot this week approving the revision of ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) to include alcohol to jet synthetic paraffinic kerosene (ATJ-SPK) derived from renewable isobutanol (the “D02.J Ballot”).  As previously announced, Alaska Airlines has indicated that it is now poised to fly the first-ever commercial test flight using Gevo’s renewable alcohol to jet fuel (ATJ).  Gevo is preparing the shipment of ATJ to Alaska Airlines for this first flight.  Alaska Airlines has indicated that it will work with the Federal Aviation Administration to schedule the flight using Gevo’s ATJ. The D02.J Ballot passed two levels of ASTM technical scrutiny: subcommittee and main committee ballot and is in the final stages of Society Review. The ASTM process is substantially complete as it relates to the approval of the D02.J Ballot.  In order to fully complete the process, the ASTM still needs to close the Society Review, perform a final ballot tally, and publish the revision of ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) on its website.  It is expected that these final actions will be completed by the ASTM in early April 2016. Once the revision of ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) is published by the ASTM, Gevo’s ATJ will be eligible to be used as a blending component in standard Jet A-1 for commercial airline use in the United States and in many other countries around the globe.  Gevo’s ATJ would be eligible to be used for up to a 30% blend in conventional jet fuel for commercial flights.

Financial Condition

For the year ended December 31, 2015, we incurred a consolidated net loss of $36.2 million and had an accumulated deficit of $339.5 million. Our cash and cash equivalents at December 31, 2015 totaled $17.0 million which is primarily being used for the following: (i) operating activities and completion of the side-by-side configuration of our Agri-Energy Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; and (v) debt service obligations.

We expect to incur future net losses as we continue to fund the development and commercialization of our products and product candidates. We have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.  Based on our current operating plan, existing working capital at December 31, 2015 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2016 unless we are able to raise additional capital to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern. Our inability to continue as a going concern may potentially affect our rights and obligations under our debt obligations.

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates and the achievement of a level of revenues adequate to support our existing cost structure. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.

Outlook for 2016

We have established the following operational and financial targets and milestones for 2016:

●	Increase isobutanol production at our Agri-Energy Facility to a range of 750,000 to 1 million gallons in 2016.
●

Decrease the variable cost of producing isobutanol at our Agri-Energy Facility to a range of $3.00-$3.50/gallon (assumes corn price of $3.65 per bushel and nets the value of the isobutanol distiller's grains (the "iDGs™"), enabling isobutanol to be produced at a positive contribution margin, based on an expected average selling price for isobutanol of between $3.50-$4.50/gallon.

●	Increase sales of isobutanol into core markets such as the renewable alcohol-to-jet fuel, marina, off-road, isooctane and solvents markets.
●	Achieve an average quarterly corporate-wide EBITDA burn rate (excluding stock-based compensation) of $3.5-$4.5 million per quarter.
●

Obtain ASTM International (“ASTM”) approval of a revision to ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) to include alcohol to jet synthetic paraffinic kerosene (ATJ-SPK) derived from renewable isobutanol.  If such approval is received from ASTM, this would allow our renewable jet fuel to be used as a blending component in standard Jet A-1 for commercial airline use in the U.S. and elsewhere around the globe.  As discussed above, the ASTM process is substantially complete as it relates to the approval of the D02.J Ballot.  In order to fully complete the process, the ASTM still needs to close the Society Review, perform a final ballot tally, and publish the revision of ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) on its website.

A key to achieving the improvements described immediately above will be the successful deployment of approximately $5.0 million of capital expenditures at our Agri-Energy Facility in Minnesota which has taken place over the last 6 months. These capital improvements are primarily designed to decrease the cost of production for isobutanol by bringing "in-house" parts of the process that have previously been done by third parties. Key equipment to be installed at the plant include a distillation system to purify isobutanol on-site, an addition to our seed train to allow us to produce its yeast on-site and a stainless steel fermenter to replace one of the existing carbon steel fermenters that has reached the end of its useful life.  There can be no assurances that we will be able to achieve the operational and financial targets that we have established for 2016.

If the low oil price environment continues, it may negatively impact the prices that we receive for the sale of our isobutanol, ethanol and hydrocarbon products.  During 2015, our revenue was negatively impacted by the low margins that we realized on our sales of ethanol.  This may cause us to operate at  lower, or negative, operating margins and, as a result, we may not be able to achieve one or more of the operational and financial targets described above.  In addition, we may decide to reduce or suspend production of ethanol and/or isobutanol at the Agri-Energy Facility.

Results of Operations

Comparison of the years ended December 31, 2015 and 2014 (in thousands)

	Years Ended December 31,
	2015	2014	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$27,125	$23,549	$3,576
Hydrocarbon revenue	1,694	3,949	(2,255)
Grant and other revenue	1,318	768	550
Total revenues	30,137	28,266	1,871

Cost of goods sold	38,762	35,582	3,180

Gross loss	(8,625)	(7,316)	(1,309)

Operating expenses
Research and development	6,610	14,120	(7,510)
Selling, general, administrative and other	16,692	18,341	(1,649)
Total operating expenses	23,302	32,461	(9,159)

Loss from operations	(31,927)	(39,777)	7,850

Other income (expense)
Interest expense	(8,243)	(8,255)	12
Interest expense - debt issuance costs	-	(3,769)	3,769
Loss on extinguishment of debt	232	-	232
Gain on extinguishment of warrant liability	1,775
Gain from change in fair value of embedded derivatives of 2022 Notes	-	3,470	(3,470)
Gain (loss) from change in fair value of derivative warrant liability	577	6,530	(5,953)
Gain from change in fair value of 2017 Notes	3,895	648	3,247
Loss on issuance of equity	(2,523)	-	(2,523)
Other Income	20	8	12
Total other income (expense)	(4,267)	(1,368)	(2,899)

Net loss	(36,194)	(41,145)	4,951

Revenues. During the twelve months ended December 31, 2015, we recognized revenue of $27.1 million associated with the sale of 15.1 million gallons of ethanol, as well as isobutanol and related products, an increase in revenue of $3.6 million from the twelve months ended December 31, 2014 primarily related to increased production at the Agri-Energy Facility. Hydrocarbon revenue decreased during the twelve months ended December 31, 2015 primarily as a result of the shipment of bio-PX (“bio-PX”) to Toray Industries in May 2014 for which we recognized $1.5 million of revenue. Additional decreases in hydrocarbon revenue are a result of a temporary halt in production at our demonstration plant located at the South Hampton facility while we renegotiated our contract with South Hampton.

Cost of goods sold. Our cost of goods sold during the twelve months ended December 31, 2015 included $33.1 million associated with the production of ethanol, isobutanol and related products and $5.7 million in depreciation expense. Cost of goods sold increased during the twelve months ended December 31, 2015 primarily due to increased production of ethanol as compared to the prior year.

Research and development expense. Research and development expenses decreased during the twelve months ended December 31, 2015 primarily due to a $4.1 million decrease related to a reduction in the number of employees, decreased expenditures for  consultants and contract staff, a $1.7 million decrease in costs related to the South Hampton facility, and a $1.3 million decrease in lab consumables.

Selling, general and administrative expense. The decrease in selling, general and administrative expenses during the twelve months ended December 31, 2015 primarily resulted from decreases of $1.4 million in professional and legal expenses.

Gain on extinguishment of warrant liability.  During the twelve months ended December 31, 2015, we incurred gains of $1.8 million resulting from inducement payments made in connection with exercises of warrants to purchase our common stock that were issued in 2013 and 2014. This is the result of the fair value of the derivative warrant liability for the 2013 and 2014 warrants and the cash received being greater than the fair value of the shares issued upon exercise.

Gain from change in fair value of embedded derivative within the 2022 Notes.  During the twelve months ended December 31, 2014, we reported a $3.5 million gain associated with the decrease in fair value of the notes issued in the July 2012 offering of the 7.5% convertible senior notes due 2022 (the “2022 Notes”), primarily a result of a decrease in the price of our common stock during that period.  There was no gain or loss recorded in 2015 as the derivatives have had no meaningful value since the third quarter of 2014.

Gain (loss) from change in fair value of derivative warrant liability. In December 2013, August 2014, February 2015,  May 2015 and December 2015, we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the twelve months ended December 31, 2015, the estimated fair value of the derivative warrant liability increased primarily associated with additional warrant issuances that occurred from December 31, 2014 to December 31, 2015 and the exercise of warrants during that period.  As a result, the Company reported a $0.6 million gain during the twelve months ended December 31, 2015.

Gain from change in fair value of the 2017 Notes. During the twelve months ended December 31, 2015, we reported a $3.9 million gain associated with the decrease in fair value of the 10% convertible senior secured notes due in 2017 (the “2017 Notes”), primarily as a result of a decrease in the price of our common stock from December 31, 2014 to December 31, 2015.

Loss on issuance of equity. During the twelve months ended December 31, 2015, we reported a $2.5 million loss associated with the December equity issuance primarily as a result of the estimated fair value of the common stock and warrants issued being greater than the consideration received in exchange.

Comparison of the years ended December 31, 2014 and 2013 (in thousands)

	Years Ended December 31,
	2014	2013	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$23,549	$-	$23,549
Hydrocarbon revenue	3,949	2,157	1,792
Grant and other revenue	768	2,722	(1,954)
Corn sales	-	3,345	(3,345)
Total revenues	28,266	8,224	20,042

Cost of corn sales	-	3,391	(3,391)
Cost of goods sold	35,582	14,522	21,060

Gross loss	(7,316)	(9,689)	2,373

Operating expenses
Research and development	14,120	20,179	(6,059)
Selling, general, administrative and other	18,341	25,548	(7,207)
Other operating expenses	-	99	(99)
Total operating expenses	32,461	45,826	(13,365)

Loss from operations	(39,777)	(55,515)	15,738

Other income (expense)
Interest expense	(8,255)	(9,301)	1,046
Interest expense - debt issuance costs	(3,769)	-	(3,769)
Loss on conversion of debt	-	(2,038)	2,038
Gain from change in fair value of embedded derivative of the 2022 Notes	3,470	3,114	356
Gain (loss) from change in fair value of derivative warrant liability	6,530	(3,195)	9,725
Gain from change in fair value of 2017 Notes	648	-	648
Other income	8	129	(121)
Total other income (expense)	(1,368)	(11,291)	9,923

Net loss	$(41,145)	$(66,806)	$25,661

Revenue.  During the year ended December 31, 2014, we recognized revenue of $23.5 million associated with the sale of 10.3 million gallons of ethanol and related products. During the year ended December 31, 2014, the focus of our isobutanol production was on shipments for use at the demonstration plant located at South Hampton’s facility near Houston, Texas to produce hydrocarbons and optimize specific parts of our technology to further enhance isobutanol production rates.  Throughout 2013, we made modifications to our Agri-Energy Facility which we believed would allow us to increase the isobutanol production rates. As a result, we produced very limited quantities of isobutanol and no ethanol at the Agri-Energy Facility in 2013.

Hydrocarbon revenue increased during the year ended December 31, 2014 primarily as a result of the shipment of bio-PX to Toray Industries in the second quarter of 2014, for which we recognized $1.5 million of revenue, including $1.0 million related to a payment we received from Toray Industries in 2012 for the design and construction of our bio-PX demo plant. Included in grant and other revenue is revenue associated with research and development and government grant agreements. Grant and other revenue decreased in 2014 primarily from a $1.4 million decrease in grants received from Coca-Cola. Corn sales for the year ended December 31, 2013 relate to a one-time sale of excess corn inventory on hand during that period.

Cost of goods and corn sold. Our cost of goods sold during the year ended December 31, 2014 included $31.6 million associated with the production and sale of ethanol and isobutanol optimization costs and $4.0 million in depreciation expense. The increase in cost of goods sold is related to the production of very limited quantities of isobutanol and no ethanol at the Agri-Energy Facility in 2013. Our cost of goods and corn sold during the year ended December 31, 2013 primarily includes the following: (i) $11.9 million in startup costs and fixed production costs of our Agri-Energy Facility; (ii) $3.4 million associated with costs related to the sale of excess corn inventory; (iii) $2.1 million in depreciation expense; and (iv) $0.5 million in non-cash expenses associated with the write-down of our corn inventory and changes in the fair value of our corn forward contracts.

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

Loss on conversion of debt. During the year ended December 31, 2013, holders of $18.1 million principal amount of 2022 Notes opted to convert their holdings into shares of our common stock. Upon conversion, the 2022 Note holders received 211,974 shares of our common stock in payment of converted principal and, pursuant to the terms of the indenture governing the 2022 Notes, the 2022 Note holders also received 197,185 shares of our common stock in settlement of Coupon Make-Whole Payments of $4.9 million. For the year ended December 31, 2013, we recorded a loss on conversion of debt of $2.0 million as a result of the conversion of the 2022 Notes and settlement of the Coupon Make-Whole Payments.

Gain from change in fair value of 2022 embedded derivative. During the year ended December 31, 2014, we reported a $3.5 million gain associated with the decrease in the fair value of derivatives embedded in the 2022 Notes primarily resulting from a decline in the price of our common stock between December 31, 2013 and December 31, 2014. During the year ended December 31, 2013, we reported a $3.1 million gain associated with the decrease in the fair value of derivatives embedded in our 2022 Notes primarily resulting from a decrease in the price of our common stock between December 31, 2012 and December 31, 2013.

Gain (loss) from change in fair value of derivative warrant liability. In December 2013 and August 2014, we issued warrants to purchase our common stock, which are recorded at fair value each reporting period. During the year ended December 31, 2014, the estimated fair value of the derivative warrant liability decreased primarily associated with the decline in the price of our common stock between December 31, 2013 and December 31, 2014, resulting in the recognition of a $6.5 million unrealized gain for the year ended December 31, 2014. During the year ended December 31, 2013, the estimated fair value of the derivative warrant liability increased primarily associated with the increase in the price of our common stock between the issuance date of the warrants and December 31, 2013, resulting in the recognition of a $3.2 million unrealized loss for the year ended December 31, 2013.

Gain from change in fair value of 2017 Notes. During the year ended December 31, 2014, we reported a $0.6 million gain associated with the decrease in fair value of the 2017 Notes, primarily a result of a decline in the price of our common stock between December 31, 2013 and December 31, 2014.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During 2015 and 2014, we generated revenue primarily from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel, iso-octane and bio-PX derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

During the year ended December 31, 2013, we derived revenue primarily from (i) hydrocarbon sales consisting primarily of the sale of biojet fuel, (ii) government grants and research and development programs, and (iii) sales of excess corn inventory.

Cost of Goods Sold and Gross Loss

Our cost of goods sold during the years ended December 31, 2015 and 2014 primarily includes costs directly associated with ethanol production and initial operations for the production of isobutanol at the Agri-Energy Facility such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Other operating costs include utilities and natural gas usage.

Our cost of goods sold during the year ended December 31, 2013 primarily includes: (i) costs incurred in conjunction with the initial operations for the production of isobutanol at the Agri-Energy Facility; (ii) costs associated with the sale of excess corn inventory; and (iii) depreciation expense.

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

Liquidity and Capital Resources

Since our inception in 2005, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the commercialization of isobutanol, as well as related products from renewable feedstocks.  We have incurred losses since inception and expect to incur losses through at least 2016.  We have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.

The continued operation of our business is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

In December 2015, we issued and sold 10,050,000 units of common stock shares and warrants in a firm commitment underwritten public offering.  The Series A units included 2,050,000 common shares and 2,050,000 Series D warrants to purchase shares of our common stock (the “Series D Warrants”).  The shares of common stock and Series D Warrants were sold together as units for a purchase price of $1.00 per unit but were immediately separable and issued separately. The Series D Warrants have an exercise price of $1.40 per share, are exercisable from the date of original issuance and will expire on December 11, 2020.  The Series B units included 8,000,000 Series D warrants and 8,000,000 Series E warrants to purchase shares of our common stock (the “Series E Warrants”).  The Series D Warrants and Series E Warrants were sold together as a unit for a purchase price of $0.99 per unit but were immediately separable and issued separately. The Series E Warrants have an exercise price of $0.01 per share, are exercisable from the date of original issuance and will expire on December 11, 2016.  The gross proceeds from this offering were approximately $9.97 million, not including any future proceeds from the exercise of warrants.

In May 2015, we issued and sold 4,300,000 shares of common stock and Series C warrants to purchase an additional 430,000 shares of common stock (the “Series C Warrants”) in a firm commitment underwritten public offering.  The shares of common stock and the Series C Warrants were sold together as common stock units for a purchase price of $4.00 per unit, but were immediately separable and issued separately.  The Series C Warrants have an exercise price of $3.60 per share and are exercisable from the date of the original issuance and will expire on May 19, 2020.  The gross proceeds from this offering were approximately $17.2 million, not including any future proceeds from the exercise of warrants.

In February 2015, we issued and sold 2,216,667 shares of common stock, Series A warrants to purchase an additional 2,216,667 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase an additional 2,216,667 shares of common stock (the “Series B Warrants”). The shares of common stock, the Series A Warrants and the Series B Warrants were sold together as common stock units for a purchase price of $3.00 per unit, but were immediately separable and issued separately. The Series A Warrants have an exercise price of $1.00 per share, are exercisable from the date of original issuance and will expire on February 3, 2020. The Series B Warrants had an exercise price of $3.00 per share and were exercisable from the date of original issuance until they expired on August 3, 2015. The gross proceeds from this offering were approximately $6.7 million, not including any future proceeds from the exercise of the warrants.

In August 2014, we issued and sold 2,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock (the “2014 Warrants”) in a firm commitment underwritten public offering.  The shares of common stock and the 2014 Warrants were sold together as common stock units for a purchase price of $9.00 per unit, but were immediately separable and issued separately. The 2014 Warrants have an exercise price of $5.13 per share and are exercisable from the date of the original issuance and will expire on August 5, 2019.  The gross proceeds from this offering were approximately $18.0 million, not including any future proceeds from the exercise of the 2014 Warrants.

In May 2014, we entered into a term loan agreement (the “Loan Agreement”) with the lenders party thereto from time to time (“Lenders”) and Whitebox, as administrative agent for Lenders, pursuant to which the Lenders committed to provide one or more senior secured term loans to us, in an aggregate amount of up to approximately $31.1 million on the terms set forth in the Loan Agreement (collectively the “Term Loan”).  Pursuant to the Loan Agreement, on May 9, 2014, we closed a private debt financing with Whitebox consisting of a $25.9 million Term Loan (the “First Advance”), the outstanding principal amount of which was subsequently exchanged, by Whitebox into 10% convertible senior secured notes due in 2017 (the “2017 Notes” and, together with the 2022 Notes, the “Convertible Notes”), together with accrued paid-in-kind interest of $0.2 million.  We used proceeds from the Term Loan to repay $9.6 million in outstanding principal under our additional term loan facilities with TriplePoint Capital LLC (“TriplePoint”), with the remaining outstanding principal balance of $1.0 million being junior secured debt payable over 36 months beginning June 2014.

In December 2013, we issued and sold 1,420,250 shares of common stock and warrants to purchase an additional 1,420,250 shares of common stock (the “2013 Warrants” and together with the 2014 Warrants, the Series A Warrants, the Series B Warrants, the Series C Warrants, the Series D Warrants and the Series E Warrants, the “Warrants”) in a firm commitment underwritten public offering.  The shares of common stock and the 2013 Warrants were sold together as common stock units for a purchase price of $20.25 per unit, but were immediately separable and issued separately. The 2013 Warrants have certain anti-dilution provisions. The 2013 Warrants have an exercise price of $7.53, are exercisable from the date of the original issuance and will expire on December 16, 2018.  This offering resulted in net proceeds of $26.8 million after deducting $2.0 million in underwriting discounts and commissions and other offering costs, not including any future proceeds from the exercise of the 2013 Warrants. We used $5.1 million of the proceeds from this offering in December 2013 to repay outstanding principal to TriplePoint.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(28,160)	$(38,990)	$(47,048)
Net cash used in investing activities	(1,320)	(7,505)	(7,675)
Net cash provided by financing activities	40,152	28,229	12,604

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

During the year ended December 31, 2015, we used $28.2 million in cash for operating activities resulting in a net loss of $36.2 million, excluding the impact of $9.0 million in non-cash expenses, and $1.0 million associated with a decrease in working capital primarily a result of an increase in accounts payable and decrease in accounts receivable.

During the year ended December 31, 2014, we used $39.0 million in cash for operating activities resulting in a net loss of $41.1 million, excluding the impact of $5.0 million in non-cash expenses, and $2.9 million associated with an increase in working capital, primarily a result of a decrease in accounts payable and an increase in accounts receivable.

During the year ended December 31, 2013, we used $47.0 million in cash for operating activities resulting in a net loss of $66.8 million, excluding the impact of $15.4 million in non-cash expenses. This was partially offset by a decrease in inventory which generated $2.1 million in cash in 2013 and an increase in accounts payable and accrued liabilities. The decrease in inventory during 2013 primarily resulted from the sale of excess corn inventory during the first half of 2013, partially offset by the purchase of corn in preparation for the resumption of isobutanol production at the Agri-Energy Facility. Our accounts payable and accrued liabilities increased primarily due to the additional design features and other costs at the Agri-Energy Facility.

Investing Activities

During the year ended December 31, 2015, we used $1.3 million in cash for investing activities.  We used $1.5 million in cash related to capital expenditures at our Agri-Energy Facility and $0.1 million of sales tax refund.   In September 2015, we announced that we were deploying approximately $5.0 million of capital expenditures at our Agri-Energy Facility, primarily designed to decrease the cost of production for isobutanol by bringing parts of the process to the facility that have previously been done off-site by third parties.  As of December 31, 2015, we had capitalized approximately $2.5 million of the $5.0 million.

During the year ended December 31, 2014, we used $7.5 million in cash for investing activities. We used $4.9 million related to capital expenditures at our Agri-Energy Facility and $2.6 million of restricted deposits required from the agreement governing our 2017 Notes.

During the year ended December 31, 2013, we used $7.7 million in cash for investing activities. We used $9.8 million in cash primarily associated with capital expenditures to optimize specific parts of our technology at our Agri-Energy Facility, partially offset by a $2.0 million sales tax refund that was received in connection with capital equipment purchases.

Financing Activities

During the year ended December 31, 2015, we generated $40.2 million in cash from financing activities primarily related to the $44.0 million in proceeds from issuance of common stock, offset by $0.3 million in principal payments to TriplePoint, and $3.5 million in equity offering costs incurred in connection with the issuance of stock in February, May, and December 2015.

During the year ended December 31, 2014, we generated $28.2 million in cash from financing activities primarily related to the borrowing of $25.9 million under the Term Loan and $18.0 million in proceeds from issuance of common stock, offset by $9.8 million in principal payments to TriplePoint, $3.8 million in debt offering costs incurred primarily in connection with the issuance of the Term Loan, and $2.0 million in equity offering costs incurred in connection with the issuance of stock in August 2014.

During the year ended December 31, 2013, we generated $12.6 million in cash from financing activities primarily related to $27.1 million in net proceeds from issuance of common stock, offset by $14.5 million payments in principal payments to TriplePoint.

2017 Notes

In May 2014, we entered into the Loan Agreement, with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more Term Loans to us in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement.  The First Advance of the Term Loan in the amount of $22.8 million, net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was paid to us in May 2014. Also in May 2014, we entered into the Exchange and Purchase Agreement pursuant to which the Lenders were granted the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for our 2017 Notes, which are convertible into shares of our common stock. While outstanding, the aggregate amount of the Term Loan under the Loan Agreement bore interest at a rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

In June 2014, Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes have a maturity date of March 15, 2017 and a conversion price equal to $17.38 per share or .0576 shares per $1 principal amount of 2017 Notes. The 2017 Notes do not contain any rights to anti-dilution adjustments for future equity issuances that are below the conversion price, and adjustments to the conversion price would be made only in the event that (i) there is a dividend or distribution paid on shares of our common stock or (ii) there is a subdivision, combination or reclassification of such common stock. Optional prepayment of the 2017 Notes is not permitted.

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

The 2017 Notes Indenture contains customary affirmative and negative covenants and events of default, including, without limitation, disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments, unless we receive the prior approval of the Lenders. The 2017 Notes Indenture also contains limitations on the ability of the holder to assign or otherwise transfer its interest in the 2017 Notes.  The 2017 Notes are secured by a lien on substantially all of our assets and is guaranteed by Agri-Energy, LLC (“Agri-Energy”) and Gevo Development, LLC (“Gevo Development”; together, the “Guarantor Subsidiaries” or “Guarantors”). On June 6, 2014, in connection with the issuance of the 2017 Notes, we entered into a Pledge and Security Agreement in favor of the collateral trustee. The collateral pledged includes substantially all of the assets of the Company and the Guarantor Subsidiaries, including intellectual property and real property.  Agri-Energy has also entered into a mortgage with respect to the real property located in Luverne, Minnesota.

The holders of the 2017 Notes may, at any time until the close of business on the business day immediately preceding the maturity date, convert the principal amount of the 2017 Notes, or any portion of such principal amount which is at least $1,000, into shares of our common stock. Upon conversion of the 2017 Notes, we will deliver shares of common stock at an initial conversion rate of 0.0576 shares of common stock per $1 principal amount of the 2017 Notes (equivalent to an initial conversion price of approximately $17.38 per share of common stock). Such conversion rate is subject to adjustment in certain circumstances, including in the event that there is a dividend or distribution paid on shares of the common stock or a subdivision, combination or reclassification of the common stock. We also have the right to (i) increase the conversion rate by any amount for a period of at least 20 business days if our board of directors determines that such increase would be in our best interest or (ii) to avoid or diminish any income tax to holders of shares of common stock or rights to purchase shares of common stock in connection with any dividend or distribution. In addition, subject to certain conditions described herein, each holder who exercises its option to voluntarily convert its 2017 Notes will receive a make-whole payment in an amount equal to any unpaid interest that would otherwise have been payable on such 2017 Notes through the maturity date (a “Voluntary Conversion Make-Whole Payment”). Subject to certain limitations, we may pay any Voluntary Conversion Make-Whole Payments either in cash or in shares of common stock, at our election.

We have the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of our common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable conversion price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, we may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at our election. We did not require any holders to convert in 2014 or in 2015.

On July 31, 2014, January 28, 2015, May 13, 2015, November 12, 2015 and December 7, 2015, we entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of warrants and the incurrence of indebtedness by us under such warrants.  In connection with the November 12, 2015 amendments, we did not issue any warrants or incur any indebtedness.

On June 1, 2015, we entered into further amendments to the 2017 Notes Indenture to, among other things, permit (i) the execution, delivery, and performance of the Price Risk Management, Origination and Merchandising Agreement (the “Origination Agreement”) with FCStone Merchant Services, LLC and a Grain Bin Lease Agreement with FCStone Merchant Services, LLC , and the related guaranty, (ii) the incurrence of indebtedness by the Company and Agri-Energy pursuant thereto and (iii) the making of the investments by the Company and Agri-Energy thereunder.

On August 22, 2015, we entered into further amendments to the 2017 Notes Indenture to, among other things, permit (i) the execution, delivery, and performance of the patent cross-license and settlement agreements with Butamax and (ii) the exchange of all or any portion of the 2022 Notes for common stock issued by the Company.

In connection with the transactions described above, we also entered into the Registration Rights Agreement, pursuant to which we filed a registration statement on Form S-3 registering the resale of 1.2 million shares of our common stock underlying the 2017 Notes. This registration statement was declared effective on July 25, 2014.  We may file additional registration statements on Form S-3 or amend filings in order to register additional shares of common stock for sale or resale, as necessary in connection with the 2017 Notes.

Secured Long-Term Debt

Gevo Loan Agreement. In August 2010, we entered into a loan and security agreement (the “the Gevo Loan Agreement”) with TriplePoint, pursuant to which we borrowed $5.0 million. In July 2012, we used $5.4 million of the proceeds from the July 2012 offering of 2022 Notes to pay in full all amounts outstanding under the Gevo Loan Agreement, including an end-of-term payment equal to 8% of the amount borrowed.

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

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the Retrofit of the Agri-Energy Facility to produce isobutanol.  The Amended Agri-Energy Loan Agreement includes customary affirmative and negative covenants for agreements of this type and events of default.  In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which originally matured in October 2015. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which originally matured in December 2015, bringing the total amount borrowed under the additional term loan facilities to $15.0 million.  The aggregate amount outstanding under the additional term loan facilities bears interest at a rate equal to 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.  As security for its obligations under the Amended Agri-Energy Loan Agreement, Agri-Energy granted TriplePoint a security interest in and lien upon all of its assets. Gevo, Inc. also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint (the “Gevo Security Agreement”), which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.

June 2012 Amendments. In June 2012, we entered into (i) an amendment (the “Security Agreement Amendment”) to the Gevo Security Agreement and (ii) an amendment (the “Gevo Loan Amendment”) to the Gevo Loan Agreement. In addition, concurrently with the execution of the Security Agreement Amendment and the Gevo Loan Amendment, Agri-Energy entered into an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of the 2022 Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permitted Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the 2022 Notes; (iv) added as an event of default the payment, repurchase or redemption of the 2022 Notes or of amounts payable in connection therewith other than certain permitted payments related to the 2022 Notes; (v) added a negative covenant whereby we may not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments (as defined in the indenture governing the 2022 Notes) in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

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

As part of the 2014 Amendment, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint. At December 31, 2015, the amended loan agreement had a principal balance of $0.5 million, which amortizes over 36 months and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement.

On July 31, 2014, January 28, 2015, May 13, 2015, November 11, 2015 and December 7, 2015, we entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by us under such additional warrants.  In connection with the November 11, 2015 amendments, we did not issue any warrants or incur any indebtedness.

At December 31, 2015, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As of December 31, 2015, Agri-Energy has granted TriplePoint a junior security interest in, and a lien upon, all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement. Gevo, Inc. has also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into a security agreement which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.  Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement.

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

The 2022 Notes are convertible at a conversion rate of 11.7113 shares of Gevo, Inc. common stock per $1,000 principal amount of 2022 Notes, subject to adjustment in certain circumstances as described in the Indenture dated as of July 5, 2012, as amended, between us and Wells Fargo Bank, National Association (the “2022 Notes Indenture”). This is equivalent to an initial conversion price of approximately $85.39 per share of common stock. Holders may convert the 2022 Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment (as defined in the 2022 Notes Indenture). The Coupon Make-Whole Payment is equal to the sum of the present values of the semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. Under the Amended Agri-Energy Loan Agreement with TriplePoint, we are prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.  If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the ten trading days preceding the date of conversion. As of December 31, 2015, certain holders of our 2022 Notes have elected to convert bonds totaling $20.1 million. Upon conversion, the 2022 Note holders received 235,396 shares of our common stock in payment of converted principal of $20.1 million and, pursuant to the terms of the 2022 Notes Indenture, such holders also received 343,803 shares of our common stock in settlement of Coupon Make-Whole Payments of $5.5 million.

In November 2015, we entered into a privately negotiated exchange agreement (“Exchange Agreement”) with one investor holding our 2022 Notes. Pursuant to the Exchange Agreement, the investor exchanged $2.5 million aggregate principal amount of outstanding 2022 Notes (the “Exchanged Notes”) for 1,107,833 shares of the Company’s common stock, par value $0.01 (“Exchange Shares”). The investor agreed to waive any accrued but unpaid interest on the Exchanged Notes. The Exchange Shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as securities exchanged by the Company with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

As a result of the foregoing conversions and exchanges, the principal balance of the 2022 Notes has been reduced to $22.4 million as of December 31, 2015.

If a Make-Whole Fundamental Change (as defined in the 2022 Notes Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the applicable conversion rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the conversion rate increase to more than 13.4680 shares of common stock per $1,000 principal amount of 2022 Notes.

If a Fundamental Change (as defined in the 2022 Notes Indenture) occurs, at any time, then each holder will have the right to require us to repurchase all of such holder’s 2022 Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such 2022 Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

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

If there is an Event of Default (as defined in the 2022 Notes Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the 2022 Notes Indenture) by notice to us and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.  There have been no events of default as of December 31, 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, in the U.S. requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

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

Accounting for Senior Secured Debt, Convertible Notes and Embedded Derivative

2017 Notes

We have elected the fair value option for accounting of the 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at December 31, 2015 of $26.1 million has been recorded at its estimated fair value of $21.6 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheet at December 31, 2015. Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain from change in fair value of 2017 Notes in the consolidated statement of operations. During the year ended December 31, 2015, we incurred cash interest expense of $2.6 million.

The following table sets forth the inputs to the lattice model that were used to value the 2017 Notes for which the fair value option was elected.

	December 31,	December 31,
	2015	2014
Stock price	$0.62	$4.80
Conversion Rate	57.55	57.55
Conversion Price	$17.38	$17.38
Maturity date	March 15, 2017	March 15, 2017
Risk-free interest rate	0.74%	0.80%
Estimated stock volatility	140.0%	85.0%
Estimated credit spread	30.0%	15.0%

The following table sets forth information pertaining to the 2017 Notes which is included in our consolidated balance sheets (in thousands).

	Principal Amount of Term Loans	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2013	$-	$-	$-	$-
Issuance of Term Loan	25,907	-	-	25,907
Exchange of Term Loan for 2017 Notes	(25,907)	25,907	-	-
Non-cash paid-in-kind interest expense	-	201	-	201
Gain from change in fair value of debt	-		(648)	(648)
Balance - December 31, 2014	$-	$26,108	$(648)	$25,460

Gain from change in fair value of debt	-	-	(3,895)	(3,895)
Balance - December 31, 2015	$-	$26,108	$(4,543)	$21,565

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the 2017 Notes. For example, the estimated fair value will generally decrease with: (i) a decline in the stock price; (ii) a decrease in the estimated stock volatility; and (iii) an increase in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the year ended December 31, 2015, represents an unrealized gain which has been recorded as gain from change in fair value of 2017 Notes in the consolidated statements of operations.

2022 Notes and Embedded Derivative

In July 2012, we sold $45.0 million in aggregate principal amount of 2022 Notes. Terms of the 2022 Notes, include, among others: (i) rights to convert into shares of our common stock, including upon a Fundamental Change (as defined in the 2022 Notes Indenture); and (ii) a Coupon Make-Whole Payment (as defined in the 2022 Notes Indenture) in the event of a conversion by the holders of the 2022 Notes prior to July 1, 2017. The embedded derivative is separated from the host contract, the 2022 Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivative within the 2022 Notes meet these criteria and, as such, must be valued separate and apart from the 2022 Notes as an embedded derivative and recorded at fair value each reporting period.  The fair value of the embedded derivative is included as a component of the 2022 Notes on our consolidated balance sheets.

We used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2022 Notes. A binomial lattice model generates two probable outcomes, whether up or down, arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the 2022 Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the 2022 Notes will be converted early if the conversion value is greater than the holding value; and (ii) the 2022 Notes will be called if the holding value is greater than both (a) the Redemption Price (as defined in the 2022 Notes Indenture) and (b) the conversion value plus the Coupon Make-Whole Payment at the time. If the 2022 Notes are called, then the holders will maximize their value by finding the optimal decision between (1) redeeming at the Redemption Price and (2) converting the 2022 Notes.

Using this lattice, we valued the embedded derivative using a “with-and-without method,” where the value of the 2022 Notes including the embedded derivative is defined as the “with,” and the value of the 2022 Notes excluding the embedded derivative is defined as the “without.” This method estimates the value of the embedded derivative by looking at the difference in the values between the 2022 Notes with the embedded derivative and the value of the 2022 Notes without the embedded derivative.  The lattice model requires the following inputs: (i) price of our common stock; (ii) Conversion Rate (as defined in the 2022 Notes Indenture); (iii) Conversion Price (as defined in the 2022 Notes Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivative. For example, the estimated fair value of the embedded derivative will generally decrease with: (i) a decline in the stock price; (ii) decreases in the estimated stock volatility; and (iii) a decrease in the estimated credit spread. From the date the 2022 Notes were issued through December 31, 2015, we observed a significant decline in the market price of our common stock which resulted in a $28.0 million decrease in the estimated fair value of our embedded derivative from issuance through December 31, 2015.   These changes in the estimated fair value of the embedded derivative represent unrealized gains, which have been recorded as gains from change in fair value of embedded derivative in the consolidated statements of operations.

Derivative Warrant Liability

In December 2013, the Company sold 2013 Warrants to purchase 1,420,250 shares of the Company’s common stock. In August 2014, the Company sold 2014 Warrants to purchase 1,000,000 shares of common stock. In February 2015, the Company sold Series A warrants to purchase 2,216,667 shares of the Company’s common stock and Series B warrants to purchase 2,216,667 shares of the Company’s common stock. In May 2015, the Company sold Series C warrants to purchase 430,000 shares of the Company’s common stock.  In December 2015, the Company sold Series D warrants to purchase 10,050,000 shares of the Company’s common stock and Series E warrants to purchase 8,000,000 shares of the Company’s common stock.

The following table sets forth information pertaining to shares issued upon the exercise of Warrants as of December 31, 2015:

	Issuance Date	Expiration Date	Exercise Price	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of December 31, 2015	Shares Underlying Warrants Outstanding as of December 31, 2015
2013 Warrants	12/16/2013	12/16/2018	$7.53	1,420,250	(304,774)	1,115,476
2014 Warrants	8/5/2014	8/5/2019	$5.13	1,000,000	(610,771)	389,229
2015 Series A Warrants	2/3/2015	2/3/2020	$1.00	2,216,667	(321,670)	1,894,997
2015 Series B Warrants	2/3/2015	8/3/2015	$-	2,216,667	(1,935,901)	-
2015 Series C Warrants	5/19/2015	5/19/2020	$3.60	430,000	-	430,000
2015 Series D Warrants	12/11/2015	8/3/2015	$1.40	10,050,000	-	10,050,000
2015 Series E Warrants	12/11/2015	5/19/2020	$0.01	8,000,000	(1,471,000)	6,529,000
				25,333,584	(4,644,116)	20,408,702

The agreements governing the above Warrants include the following terms:

●

the Warrants have exercise prices which are subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments  convertible into the Company’s common stock at a price per share less than the exercise price of the respective Warrants;

●

Warrant holders may exercise the Warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the Warrants through a cash exercise;

●

the exercise price and the number and type of securities purchasable upon exercise of  the Warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

●

in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the Warrant is not a publicly traded company, the Company or any successor entity will pay the Warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s Warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement.

Based on these terms, the Company has determined that the Warrants qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $10.5 million and $3.1 million as of December 31, 2015 and December 31, 2014, respectively. The increase in the estimated fair value of the Warrants represents an unrealized loss which has been recorded as a loss from the change in fair value of derivative warrant liability in the consolidated statements of operations.

During the twelve months ended December 31, 2015, our common stock was issued as a result of exercise of Warrants as described below:

	Twelve Months Ended December 31, 2015
	Common Stock Issued	Proceeds (1)
2013 Warrants	304,774	$1,057,010
2014 Warrants	610,771	2,204,540
2015 Series A Warrants	321,670	1,302,750
2015 Series B Warrants	1,935,901	5,586,564
2015 Series C Warrants	-	-
2015 Series D Warrants	-	-
2015 Series E Warrants	1,471,000	14,710
	4,644,116	$10,165,573

(1)	Proceeds received from exercise of Warrants are net of inducement payments.

In May 2015, certain holders of the 2013 Warrants agreed to exercise some or all of their 2013 Warrants for cash, at the then-current exercise price of $15.30 per share. As an inducement to exercise the 2013 Warrants, the Company agreed to pay each such holder a cash inducement fee in an amount equal to $11.55 for each share of common stock issued upon such exercise, which resulted in net proceeds to the Company of $3.75 per share. In addition, certain holders of the 2014 Warrants agreed to exercise some or all of their 2014 Warrants for cash, at the then-current exercise price of $9.60 per share. As an inducement to exercise the 2014 Warrants, the Company agreed to pay each such holder a cash inducement fee in an amount equal to $5.85 for each share of common stock issued upon such exercise, which resulted in net proceeds to the Company of $3.75 per share. The Company received aggregate proceeds, net of inducement fees, of approximately $3.3 million from the exercises of the 2013 Warrants and 2014 Warrants described above.

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

We evaluated our Agri-Energy Facility for impairment as of December 31, 2015. This evaluation included comparing the carrying amount of the acquisition and Retrofit of the Agri-Energy Facility to the estimated undiscounted future cash flows at the Agri-Energy Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

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

Based upon our evaluation at December 31, 2015, we concluded that the estimated undiscounted future cash flows from Agri-Energy exceeded the carrying value of the Agri-Energy Facility and, as such, these assets were not impaired. Although our cash flow forecasts are based on assumptions that are consistent with our planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, we may make changes to our business plan that could result in changes to the expected cash flows. As a result, it is possible that a long- lived asset may be impaired in future reporting periods.

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

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2015 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$349	$26,263	$-	$22,400	$49,012
Interest payments on debt (2)	4,323	4,016	3,360	3,360	15,059
Operating leases (3)	1,530	2,958	1,407	222	6,117
Software license agreement (4)	162	167			329
Total	$6,364	$33,404	$4,767	$25,982	$70,517

(1)	Principal debt payments include amounts due to TriplePoint under the Amended Agri-Energy Loan Agreement and the principal amounts of the outstanding 2017 Notes and 2022 Notes.
(2)	Interest payments due to TriplePoint under the Amended Agri-Energy Loan Agreement and to holders of the 2017 Notes and 2022 Notes.
(3)	Commitments for operating leases primarily relate to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	Amounts due under a software license agreement.

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

Recent Accounting Pronouncements

See Note 2 in Item 8. “Financial Statements and Supplemental Data,” of this Report, for a discussion of recent accounting pronouncements.

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

In June 2015, Agri-Energy, our wholly-owned subsidiary, entered into a Price Risk Management, Origination and Merchandising Agreement (the “Origination Agreement”) with FCStone Merchant Services, LLC (“FCStone”) and a Grain Bin Lease

Agreement with FCStone (the “Lease Agreement”). Pursuant to the Origination Agreement, FCStone will originate and sell to Agri-Energy, and Agri-Energy will purchase from FCStone, the entire volume of corn grain used by our plant in Luverne, Minnesota. The initial term of the Origination Agreement will continue for a period of eighteen months and will automatically renew for additional terms of one year unless Agri-Energy gives notice of non-renewal to FCStone. FCStone will receive an origination fee for purchasing and supplying Agri-Energy with all of the corn used by Agri-Energy’s plant in Luverne, Minnesota. As security for the payment and performance of all indebtedness, liabilities and obligations of Agri-Energy to FCStone, Agri-Energy granted to FCStone a security interest in the corn grain stored in grain storage bins owned and operated by Agri-Energy (“Storage Bins”) and leased to FCStone pursuant to the Lease Agreement. Pursuant to the Lease Agreement, FCStone will lease Storage Bins from Agri-Energy to store the corn grain prior to title of the corn grain transferring to Agri-Energy upon Agri-Energy’s purchase of the corn grain. FCStone agrees to lease Storage Bins sufficient to store 700,000 bushels of corn grain and agrees to pay to Agri-Energy $175,000 per year. The term of the Lease Agreement will run concurrently with the Origination Agreement, and will be extended, terminated, or expire in accordance with the Origination Agreement. The Company also entered into an unsecured guaranty (the “Guaranty”) in favor of FCStone whereby the Company guaranteed the obligations of Agri-Energy to FCStone under the Origination Agreement. The Guaranty shall terminate on the earlier to occur of (i) April 15, 2020 or (ii) termination of the Origination Agreement.

Equity Price Risk

2022 Notes. As of December 31, 2015, we had $22.4 million in principal amount of 2022 Notes due July 1, 2022. We are subject to equity price risk related to the Coupon Make-Whole Payment feature of this debt. If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%.  We may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at our election. If we elect to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of our common stock for the 10 trading days preceding the date of conversion. Accordingly, based upon the number of semi-annual interest payments currently due upon a conversion, at a $0.6644 daily volume weighted average common stock price (the daily volume weighted average prices of our common stock for the 10 trading days up to and including December 31, 2015), if we elected to settle the Coupon Make-Whole Payment components of all conversions, we would be required to issue 1,404,539 shares to settle the Coupon Make-Whole Payment upon conversion of the principal amount of 2022 Notes outstanding as of December 31, 2015.

The 2022 Notes include terms that are considered to be an embedded derivative, including the Coupon Make-Whole Payment (see Note 6). On a quarterly basis, we are required to record this embedded derivative at fair value with the changes being recorded as a component of our consolidated statements of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivative.

2017 Notes. As of December 31, 2015, we had $26.1 million in principal amount of 2017 Notes due March 15, 2017. We are subject to equity price risk related to the following as described in the 2017 Notes Indenture.  The make-whole provision of the 2017 Notes has no equity price risk since the conversion price is fixed as 17.3611.  If our common stock trades above $16.50, the interest is payable 5% in cash and 5% in kind and capitalized and added to the principal amount of the 2017 Notes (otherwise the full 10% is payable in cash). Changes to the equity price impacts  the fair value accounting treatment of the 2017 notes, as described in Note 18 in Item 8. Financial Statements and Supplemental Data, of this Report.

Warrants.  As of December 31, 2015, there were 6,529,000 shares underlying the Series E Warrants, 10,050,000 shares underlying the Series D Warrants, 430,000 shares underlying the Series C Warrants, 1,894,997 shares underlying the Series A Warrants, 389,229 shares underlying the 2014 Warrants and 1,115,490 shares underlying the 2013 Warrants, respectively, that are derivative instruments and are recorded at an estimated fair value each reporting period. The change in the estimated fair value, which is determined in part based upon the quoted market prices of the Warrants, represents an unrealized gain or loss included in our consolidated statement of operations.  Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of the Warrants.

Refer to “Critical Accounting Policies and Estimates” included in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an additional discussion on the impact on our results of operations associated with the embedded derivative and derivative instruments described above.

Interest Rate Risk

We had cash and cash equivalents totaling $17.0 million at December 31, 2015. These amounts were invested primarily in demand deposit checking and savings accounts and are held for working capital purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations and we do not enter into investments for trading or speculative purposes. Accordingly, we believe we do not have material exposure to changes in fair value as a result of changes in interest rates.

The terms of our TriplePoint secured debt, 2017 Notes and 2022 Notes provide for fixed rates of interest, and are therefore not subject to fluctuations in market interest rates.

The valuations of the 2017 Notes and the embedded derivative within the 2022 Notes both use the risk-free interest rate as an input, so the valuations are subject to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gevo, Inc.

We have audited the accompanying consolidated balance sheet of Gevo, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gevo, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and the amount of existing working capital at December 31, 2015, is not sufficient to meet the cash requirements to fund planned operations through December 31, 2016, without additional sources of cash, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. As described in Note 8 to the consolidated financial statements, these matters may also potentially affect the Company’s rights and obligations under certain of its debt agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments to the 2014 and 2013 financial statements to retrospectively apply the reverse stock split transaction described in Note 9. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2014 or 2013 financial statements other than with respect to such adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2014 or 2013 financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gevo, Inc.

Englewood, CO

We have audited, before the effects of the adjustments to retrospectively reflect the reverse stock split as discussed in Note 9 to the consolidated financial statements,  the accompanying consolidated balance sheets of Gevo, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014 (the 2014 and 2013 consolidated financial statements before the effects of the adjustments for the reverse stock split as discussed in Note 9 to the consolidated financial statements are not presented herein).  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements,  before the effects of the adjustments to retrospectively reflect the reverse stock split as discussed in Note 9 to the consolidated financial statements, present fairly, in all material respects, the financial position of Gevo, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse stock split discussed in Note 9 to the consolidated financial statements, and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 27, 2015

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$17,031	$6,359
Accounts receivable	1,391	2,361
Inventories	3,487	4,292
Prepaid expenses and other current assets	731	732
Total current assets	22,640	13,744

Property, plant and equipment, net	76,777	81,240
Debt issue costs, net	297	530
Restricted deposits	2,611	2,611
Deposits and other assets	803	803
Total assets	$103,128	$98,928

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$7,476	$8,588
Current portion of secured debt, net of $17 and $31 discount at December 31, 2015 and 2014, respectively	332	288
Derivative warrant liability	10,493	3,114
Other current liabilities	-	35
Total current liabilities	18,301	12,025
Long-term portion of secured debt, net of $2 and $18 discount at December 31, 2015 and 2014, respectively	153	485
2017 notes recorded at fair value	21,565	25,460
2022 notes, net	14,636	13,679
Other long-term liabilities	147	315
Total liabilities	54,802	51,964

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 21,607,048 and 6,641,870 shares issued and outstanding at December 31, 2015 and 2014, respectively	216	66
Additional paid-in capital	387,602	350,196
Deficit accumulated	(339,492)	(303,298)
Total stockholders' equity	48,326	46,964
Total liabilities and stockholders' equity	$103,128	$98,928

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue and cost of goods sold
Ethanol sales and related products, net	$27,125	$23,549	$-
Hydrocarbon revenue	1,694	3,949	2,157
Grant and other revenue	1,318	768	2,722
Corn sales	-	-	3,345
Total revenues	30,137	28,266	8,224

Cost of corn sales	-	-	3,391
Cost of goods sold	38,762	35,582	14,522

Gross loss	(8,625)	(7,316)	(9,689)

Operating expenses
Research and development expense	6,610	14,120	20,179
Selling, general and administrative expense	16,692	18,341	25,548
Other operating expenses	-	-	99
Total operating expenses	23,302	32,461	45,826

Loss from operations	(31,927)	(39,777)	(55,515)

Other (expense) income
Interest expense	(8,243)	(8,255)	(9,301)
Interest expense - debt issue costs	-	(3,769)	-
Gain (loss) on extinguishment of debt	232	-	(2,038)
Gain on extinguishment of warrant liability	1,775	-	-
Gain from change in fair value of embedded derivative of the 2022 Notes	-	3,470	3,114
Gain (loss) from change in fair value of derivative warrant liability	577	6,530	(3,195)
Gain from change in fair value of 2017 Notes	3,895	648	-
Loss on issuance of equity	(2,523)	-	-
Other income	20	8	129
Total other (expense) income	(4,267)	(1,368)	(11,291)

Net loss	$(36,194)	$(41,145)	$(66,806)

Net loss per share - basic and diluted	$(2.58)	$(7.67)	$(22.23)

Weighted-average number of common shares outstanding - basic and diluted	14,025,048	5,366,162	3,004,775

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

BALANCE—December 31, 2012	2,640,445	$26	$293,152	$(195,347)	$97,831
Issuance of restricted stock	78,052	1	(1)	-	-
Cancellation of restricted stock	(15,853)	-	-	-	-
Issuance of common stock for services, upon exercise of stock options and pursuant to an employee stock purchase plan	34,141	-	745	-	745
Non-cash stock-based compensation	-	-	3,911	-	3,911
Issuance of common stock, net of issue costs and warrants	1,420,250	14	22,317	-	22,331
Modification of warrants	-	-	179	-	179
Issuance of common stock upon conversion of debt	409,159	4	12,780	-	12,784
Net loss	-	-	-	(66,806)	(66,806)

BALANCE—December 31, 2013	4,566,193	$45	$333,083	$(262,153)	$70,975
Issuance of restricted stock	75,872	1	(1)	-	-
Issuance of common stock, net of issue costs and warrants	2,000,000	20	14,203	-	14,223
Cancellation of restricted stock	(4,403)	-	-	-	-
Issuance of common stock for services, upon exercise of stock options and pursuant to an employee stock purchase plan	4,208	-	51	-	51
Non-cash stock-based compensation	-	-	2,860	-	2,860
Net loss	-	-	-	(41,145)	(41,145)

BALANCE—December 31, 2014	6,641,870	$66	$350,196	$(303,298)	$46,964
Shares issued upon reverse stock split	683	-	-	-	-
Issuance of restricted stock	475,829	5	(5)	-	-
Issuance of common stock, net of issue costs and warrants	8,566,667	86	22,360	-	22,446
Cancellation of restricted stock	(741)	-	-	-	-
Issuance of common stock for services, upon exercise of stock options and pursuant to an employee stock purchase plan	764	-	3	-	3
Non-cash stock-based compensation	-	-	2,647	-	2,647
Issuance of common stock upon exercise of warrants	4,644,102	46	10,120	-	10,166
Issuance of common stock upon conversion of debt	170,041	2	712	-	714
Issuance of common stock upon exchange of debt	1,107,833	11	1,569	-	1,580
Net loss	-	-	-	(36,194)	(36,194)

BALANCE—December 31, 2015	21,607,048	$216	$387,602	$(339,492)	$48,326

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Operating Activities
Net loss	$(36,194)	$(41,145)	$(66,806)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in fair value of derivative warrant liability	(577)	(6,530)	3,195
Gain from change in fair value of embedded derivative of the 2022 Notes	-	(3,470)	(3,114)
Gain from change in fair value of 2017 Notes	(3,895)	(648)	-
Stock-based compensation	2,647	2,860	3,911
Depreciation and amortization	6,573	4,880	3,393
Non-cash interest expense	3,772	7,860	4,719
(Gain) loss on extinguishment of debt	(232)	-	2,038
Gain on extinguishment of warrant liability	(1,775)	-	-
Loss from change in fair value of derivatives	-	-	259
Loss on issuance of equity	2,523	-	-
Other non-cash expenses	(7)	66	991
Changes in operating assets and liabilities:
Accounts receivable	970	(1,003)	(660)
Inventories	805	(711)	2,148
Prepaid expenses and other current assets	1	431	297
Accounts payable, accrued expenses, and long-term liabilities	(2,771)	(1,580)	2,581
Net cash used in operating activities	(28,160)	(38,990)	(47,048)

Investing Activities
Acquisitions of property, plant and equipment	(1,464)	(4,894)	(9,806)
Restricted certificate of deposit	-	(2,611)	-
Proceeds from sales tax refund for property, plant and equipment	144	-	2,006
Other	-	-	125
Net cash used in investing activities	(1,320)	(7,505)	(7,675)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Financing Activities
Payments on secured debt	(318)	(9,824)	(14,529)
Debt and equity offering costs	(3,519)	(5,873)	(1,711)
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	3	19	262
Proceeds from issuance of common stock and common stock warrants	33,820	18,000	28,761
Proceeds from issuance of convertible debt, net	-	25,907	-
Deposit on secured debt and other	-	-	(179)
Proceeds from the exercise of warrants	10,166	-	-
Net cash provided by financing activities	40,152	28,229	12,604

Net increase (decrease) in cash and cash equivalents	10,672	(18,266)	(42,119)

Cash and cash equivalents
Beginning of year	6,359	24,625	66,744
Ending of year	$17,031	$6,359	$24,625

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

Supplemental disclosures of cash and non-cash investing	Year Ended December 31,
and financing transactions	2015	2014	2013
Conversion of convertible debt to common stock	$2,000	$-	$12,784
Cash paid for interest, net of interest capitalized	$4,589	$4,213	$4,463
Capitalization of interest, from term to 2017 convertible notes	$-	$201	$-
Non-cash purchase of property, plant and equipment	$890	$108	$2,453
Accrued offering costs	$648	$-	$671
Issuance of common stock for services	$-	$31	$483
Modification of warrants	$-	$-	$179
2013 Warrants issuance	$-	$-	$4,048
2014 Warrants issuance	$-	$2,400	$-
2015 Series A Warrant issuance	$1,437	$-	$-
2015 Series B Warrant issuance	$2,528	$-	$-
2015 Series C Warrant issuance	$1,299	$-	$-
2015 Series D Warrant issuance	$5,729	$-	$-
2015 Series E Warrant issuance	$5,361	$-	$-
Exchange of convertible notes for common stock	$2,500	$-	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

1. Nature of Business and Financial Condition

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005. Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 13 for more information on Gevo Development). Gevo Development became a wholly-owned subsidiary of the Company in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010. Through May 2012, Agri-Energy, a wholly-owned subsidiary of Gevo Development, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Agri-Energy Facility”). The Company commenced the retrofit of the Agri-Energy Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012.  In September 2012, the Company made the strategic decision to pause isobutanol production at the Agri-Energy Facility to focus on optimizing specific parts of the process to further enhance isobutanol production rates.  In 2013, the Company modified the Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, the Company resumed the limited production of isobutanol, operating one fermenter and one Gevo Integrated Fermentation Technology® (“GIFT®”) separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT® efficacy at commercial scale at the Agri-Energy Facility. In August 2013, the Company expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT® system to further verify its results with a second configuration of equipment.  In October 2013, the Company began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.  In March 2014, the Company decided to leverage the flexibility of its GIFT® technology and make further modifications to the Agri-Energy Facility which it believed would enable the simultaneous production of isobutanol and ethanol. In July 2014, the Company began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of potentially superior ethanol contribution margins.

As of December 31, 2015, the Company continues to engage in research and development, business development, business and financial planning, and to optimize operations for isobutanol and ethanol production at the Agri-Energy Facility and raise capital. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, (ii) obtaining adequate financing to complete its development activities, (iii) obtaining adequate financing to build out further isobutanol production capacity, (iv) gaining market acceptance and demand for its products and services, and (v) attracting and retaining qualified personnel.

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

Financial Condition. For the year ended December 31, 2015, the Company incurred a consolidated net loss of $36.2 million and had an accumulated deficit of $339.5 million. The Company’s cash and cash equivalents at December 31, 2015 totaled $17.0 million which is primarily being used for the following: (i) operating activities and completion of the side-by-side configuration of the Agri-Energy Facility; (ii) operating activities at its corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with its Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; and (v) debt service obligations. The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.   The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its secured debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on the Company’s operating plan, existing working capital at

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2016 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern at December 31, 2015. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its Senior Secured Debt, Secured Debt and Convertible Notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  See Note 8 for information on the Company’s debt obligations.

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

Concentrations of Credit Risk. The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit-quality financial institutions and are primarily in demand deposit accounts.

Cash and Cash Equivalents. The Company maintains its cash and cash equivalents in highly liquid interest bearing money market accounts or non-interest bearing checking accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable. The Company records receivables for products shipped and services provided but for which payment has not yet been received. As of December 31, 2015 and 2014, no allowance for doubtful accounts has been recorded, based upon the expected full collection of the accounts receivable.

Inventories. Inventory is recorded at the lower of cost or market value and cost of goods sold is determined by average cost method. Ethanol and isobutanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead costs.

Restricted Deposits. The Company maintains a restricted deposit related to the 2017 Notes (defined below) that is equivalent to ten percent of the principal balance.

Derivative Instruments.  The Company evaluates its contracts for potential derivatives.  See Note 6 for a description of the Company’s accounting for embedded derivatives and Note 7 for a description of the Company’s derivative warrant liability.  As of December 31, 2015 and 2014, the Company did not have any forward purchase contracts or exchange-traded futures contracts.

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

The Company has capitalized interest incurred for qualifying capital projects at its Agri-Energy Facility during the period of construction through the date such projects become substantially complete.  During the year ended December 31, 2013, the Company capitalized interest of $1.8 million. No interest was capitalized during the years ended December 31, 2015 or 2014.

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

The Company evaluated its Agri-Energy Facility for impairment as of December 31, 2015 and 2014.  These evaluations included comparing the carrying amount of the acquisition and retrofit of the Agri-Energy Facility to the estimated undiscounted future cash flows at the Agri-Energy Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

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

Based upon the Company’s evaluation at December 31, 2015 and 2014, the Company concluded that the estimated undiscounted future cash flows from the Agri-Energy Facility exceeded the carrying value and, as such, these assets were not impaired. Although the Company’s cash flow forecasts are based on assumptions that are consistent with its planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, the Company may make changes to its business plan that could result in changes to the expected cash flows. As a result, it is possible that a long-lived asset may be impaired in future reporting periods.

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

Cost of Goods Sold. Cost of goods sold includes costs incurred in conjunction with the operations for the production of isobutanol at the Agri-Energy Facility and costs directly associated with the ethanol production process such as costs for direct materials, direct labor and certain plant overhead costs. Costs associated with the operations for the production of isobutanol includes costs for direct materials, direct labor, plant utilities, including natural gas, and plant depreciation. Direct materials consist of dextrose for initial production of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Costs of direct materials for the production of ethanol consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in the operation of the Agri-Energy Facility. Plant overhead costs primarily consist of plant utilities and plant depreciation.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. The Company purchases natural gas to power steam generation in the production process and to dry the distiller’s grains.

Patents. All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain. Patent-related legal expenses incurred are recorded as selling, general and administrative expense, and during the years ended December 31, 2015, 2014 and 2013 were $0.9 million, $0.9 million and $2.3 million, respectively.

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

Income Taxes. Deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2015 and 2014, based upon current facts and circumstances, the Company had recorded a valuation allowance against its deferred tax assets of $134.1 million and $119.4 million, respectively.

Stock-Based Compensation. The Company’s stock-based compensation expense includes expenses associated with share-based awards granted to employees and board members, and expenses associated with awards under its employee stock purchase plan (“ESPP”). Stock-based compensation expense for all share-based payment awards granted is based on the grant date fair value. The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model and the grant date fair value for restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation costs for share-based payment awards granted to employees net of estimated forfeitures and recognizes stock-based compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the vesting term of up to four years. For performance based restricted stock awards, the Company recognizes expense over the requisite service period.

Net Loss Per Share. Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ending December 31, 2015, 2014 and 2013 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities that could potentially dilute the calculation of diluted earnings per share. This table excludes any shares that could potentially be issued in settlement of make-whole payments associated with the 2017 Notes and the 2022 Notes.

	Year Ended December 31,
	2015	2014	2013
Warrants to purchase common stock	20,492,704	2,504,237	1,504,250
Convertible 2017 notes	1,503,821	1,502,532	-
Convertible 2022 notes	262,333	315,034	315,034
Outstanding options to purchase common stock	481,786	244,903	191,438
Unvested restricted common stock	328,263	58,351	52,759
Total	23,068,907	4,625,057	2,063,481

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to outline a new, single comprehensive model to

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes.  This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis.  Adoption of this ASU does not have a material impact on our consolidated financial statements.

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	December 31,
	2015	2014
Raw materials
Corn	$517	$1,369
Enzymes and other inputs	287	354
Finished goods	699	515
Work in process	569	610
Spare parts	1,415	1,444

Total inventories	$3,487	$4,292

Work in process inventory includes unfinished jet fuel and isobutanol inventory.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		December 31,
		2015	2014
Construction in progress	-	$1,801	$440
Plant machinery and equipment	10 years	14,113	13,367
Site improvements	10 years	7,039	7,015
Retrofit asset	20 years	65,457	65,601
Lab equipment, furniture and fixtures and vehicles	5 years	6,389	6,385
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,566	1,490
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,175	2,144
Total property, plant and equipment		104,680	102,582
Less accumulated depreciation and amortization		(27,903)	(21,342)

Property, plant and equipment, net		$76,777	$81,240

Prior to  2014, the Company capitalized interest on its secured debt associated with its qualifying assets, which related to the retrofit of the Agri-Energy Facility (“Retrofit asset”) that was actively being developed. The Company did not capitalize any interest for the years ended December 31, 2015 and 2014 as there were no qualifying assets which were actively being developed. The Company capitalized $0.2 million of interest incurred during the year ended December 31, 2013.

As of December 31, 2015 and 2014, the Company has $0.7 million and $0.7 million, respectively, of capital lease assets included in computer, office equipment and software. The Company recorded amortization of capital lease assets of $0.1 million during each of the years ended December 31, 2015, 2014 and 2013, as a component of depreciation and amortization in the consolidated statements of cash flows.

The Company recorded $6.6 million, $4.9 million, and $3.4 million of depreciation expense for the years ended December 31, 2015, 2014, and 2013, respectively, including $5.7 million, $4.0 million and $2.1 million of depreciation expense in cost of goods sold for the years ended December 31, 2015, 2014 and 2013 respectively.

5. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	December 31,
	2015	2014
Accounts payable - trade	$2,691	$2,639
Accrued legal-related fees	854	2,944
Accrued employee compensation	2,082	801
Accrued interest	840	1,009
Other accrued liabilities *	1,009	1,195

Total accounts payable and accrued liabilities	$7,476	$8,588

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

Inputs used to estimate the value of the embedded derivative as of December 31, 2015 were substantially similar to those used as of the period ended December 31, 2014. Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, the estimated fair value of the embedded derivatives will generally decrease with; (i) a decline in the stock price; (ii) a decrease in the estimated stock volatility; and (iii) a decrease in the estimated credit spread.

During the years ended December 31, 2015 and 2014, the estimated fair value of the embedded derivatives had decreased to zero. Any decline in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as gain from change in fair value of embedded derivatives in the consolidated statements of operations. The Company recorded the estimated fair value of the embedded derivative with the 2022 notes, net in the consolidated balance sheets.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

7. Derivative Warrant Liability

In December 2013, the Company sold 1,420,250 shares of the Company’s common stock and warrants to purchase an additional 1,420,250 shares of the Company’s common stock (the “2013 Warrants”). In August 2014, the Company sold 2,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock (the “2014 Warrants”). In February 2015, the Company sold 2,216,667 shares of the Company’s common stock, Series A warrants to purchase an additional 2,216,667 shares of the Company’s common stock (the “Series A Warrants”), and Series B warrants to purchase an additional 2,216,667 shares of the Company’s common stock (the “Series B Warrants”). In May 2015, the Company sold 4,300,000 shares of the Company’s common stock and Series C warrants to purchase an additional 430,000 shares of the Company’s common stock (the “Series C Warrants”).  In December 2015, we issued 10,050,000 units of common stock shares and warrants.  The Series A units included 2,050,000 common shares and Series D warrants.  The Series B units included Series D warrants to purchase 8,000,000 shares of common stock (the “Series D Warrants”) and Series E Warrants to purchase 8,000,000 shares of common stock (the “Series E Warrants”, together with the Series A Warrants, the Series B Warrants, and the Series C Warrants, the “2015 Warrants”).

	Issuance Date	Expiration Date	Exercise Price	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of December 31, 2015	Shares Underlying Warrants Outstanding as of December 31, 2015
2013 Warrants	12/16/2013	12/16/2018	$7.53	1,420,250	(304,774)	1,115,476
2014 Warrants	8/5/2014	8/5/2019	$5.13	1,000,000	(610,771)	389,229
2015 Series A Warrants	2/3/2015	2/3/2020	$1.00	2,216,667	(321,670)	1,894,997
2015 Series B Warrants	2/3/2015	8/3/2015	-	2,216,667	(1,935,901)	-
2015 Series C Warrants	5/19/2015	5/19/2020	$3.60	430,000	-	430,000
2015 Series D Warrants	12/11/2015	12/11/2020	$1.40	10,050,000	-	10,050,000
2015 Series E Warrants	12/11/2015	12/11/2016	$0.01(1)	8,000,000	(1,471,000)	6,529,000
				25,333,584	(4,644,116)	20,408,702

(1)	The exercise price is $1.00 with $0.99 prepaid.

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

•

warrant holders may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock, a holder may only exercise the warrants through a cash exercise;

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

•	Additionally, the agreement governing the Series B Warrants included the following additional term(s):

if, commencing on the 30th day after the Series B Warrants are issued and continuing through the expiration date of the Series B Warrants, the adjusted market price (as defined in the warrant agreement governing the terms of the Series B Warrants) of a share of the Company’s common stock was less than $3.00 (as adjusted for stock splits, stock dividends, recapitalization and other similar events), then the holders of the Series B Warrants could have exercised the Series B Warrants in a cashless exercise. This cashless exercise provision would have, subject to certain limitations set forth in the warrant agreement, permitted holders of such Series B Warrants to obtain a number of shares of the Company’s common stock equal to 100% of (i) the aggregate dollar amount of Series B Warrants being exercised divided by the market price less (ii) the number of shares into which such Series B Warrants would then be exercised on a cash basis.  The Series B Warrants expired on August 3, 2015.

•	Additionally, the Series E warrants do not contain any anti-dilution protection that applies to the other warrants as described above.

Based on these terms, the Company has determined that the 2013 Warrants, the 2014 Warrants, and the 2015 Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $10.5 million and $3.1 million as of December 31, 2015 and December 31, 2014, respectively. The increase in the estimated fair value of the Warrants represents an unrealized loss which has been recorded as a loss from the change in fair value of derivative warrant liability in the consolidated statements of operations.

During the twelve months ended December 31, 2015, Common Stock was issued as a result of exercise of Warrants as described below:

	Twelve Months Ended December 31, 2015
	Common Stock Issued	Proceeds (1)
2013 Warrants	304,774	$1,057,010
2014 Warrants	610,771	2,204,540
2015 Series A Warrants	321,670	1,302,750
2015 Series B Warrants	1,935,901	5,586,564
2015 Series C Warrants	-	-
2015 Series D Warrants	-	-
2015 Series E Warrants	1,471,000	14,710
	4,644,116	$10,165,573

(1)	Proceeds received from exercise of Warrants are net of inducement payments.

In May 2015, certain holders of the 2013 Warrants agreed to exercise some or all of their 2013 Warrants for cash, at the then-current exercise price of $15.30 per share. As an inducement to exercise the 2013 Warrants, the Company agreed to pay each such holder a cash inducement fee in an amount equal to $11.55 for each share of common stock issued upon such exercise, which resulted in net proceeds to the Company of $3.75 per share. In addition, certain holders of the 2014 Warrants agreed to exercise some or all of their 2014 Warrants for cash, at the then-current exercise price of $9.60 per share. As an inducement to exercise the 2014 Warrants, the Company agreed to pay each such holder a cash inducement fee in an amount equal to $5.85 for each share of common stock issued upon such exercise, which resulted in net proceeds to the Company of $3.75 per share. The Company received aggregate proceeds, net of inducement fees, of approximately $3.3 million from the exercises of the 2013 Warrants and 2014 Warrants described above.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan provided in the First Advance for 10% convertible senior secured notes due 2017 (the “2017 Notes” and, together with the 2022 Notes, the “Convertible Notes”), together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share or 0.0576 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes will not be permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable 5% in cash and, under certain circumstances, 5% in kind and capitalized and added to the principal amount of the 2017 Notes. While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of December 31, 2015, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

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

The Company has the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of its common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable conversion price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at its election. The Company did not require any holders to convert in 2014 and has not required any holders to convert through the twelve months ended December 31, 2015.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

On July 31, 2014, January 28, 2015, May 13, 2015, November 12, 2015 and December 7, 2015, we entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by us under such additional warrants.  In connection with the November 12, 2015 amendments, we did not issue any warrants or incur any indebtedness.

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

The Company has elected the fair value option for accounting of the 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at December 31, 2015 of $26.1 million has been recorded at its estimated fair value of $21.6 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at December 31, 2015. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $3.9 million has been recognized in subsequent periods in connection with the election of the fair value option.  Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain (loss) from change in fair value of 2017 Notes in the consolidated statements of operations. The fair value of the 2017 Notes at the issuance date were equal to the net proceeds from the loan.  During the twelve months ended December 31, 2015, the Company incurred cash interest expense of $2.6 million related to the 2017 Notes.

The following table sets forth the inputs to the lattice model that were used to value the 2017 Notes for which the fair value option was elected.

	December 31,	December 31,
	2015	2014
Stock price	$0.62	$4.80
Conversion Rate	57.55	57.55
Conversion Price	$17.38	$17.38
Maturity date	March 15, 2017	March 15, 2017
Risk-free interest rate	0.74%	0.80%
Estimated stock volatility	140.0%	85.0%
Estimated credit spread	30.0%	15.0%

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth information pertaining to the 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of Term Loans	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2013	$-	$-	$-	$-
Issuance of Term Loan	25,907	-	-	25,907
Exchange of Term Loan for 2017 Notes	(25,907)	25,907	-	-
Non-cash paid-in-kind interest expense	-	201	-	201
Gain from change in fair value of debt	-		(648)	(648)
Balance - December 31, 2014	$-	$26,108	$(648)	$25,460

Gain from change in fair value of debt	-	-	(3,895)	(3,895)
Balance - December 31, 2015	$-	$26,108	$(4,543)	$21,565

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the 2017 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the year ended December 31, 2015, represents an unrealized gain which has been recorded as a gain from change in fair value of 2017 Notes in the consolidated statements of operations.

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	December 31,
	2015	2014
Secured debt
TriplePoint - May 2014 Advance	$504	$822
Total secured debt	504	822
Less:
Unamortized debt discounts	(19)	(49)
	485	773
Less current portion of debt	(332)	(288)
Long-term portion of debt	$153	$485

Debt discounts associated with the issuance of the Company’s secured debt and convertible notes are recorded on the consolidated balance sheets as a reduction to related debt balances. The Company amortizes debt discount to interest expense over the term of the debt or expected life of the debt using the effective interest method.

Amended Agri-Energy Loan Agreement. In October 2011, the Original Agri-Energy Loan Agreement was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol.  In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which originally matured in October 2015. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which originally matured December 2015, bringing the total borrowed under the additional term loan facilities to $15.0 million.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

On July 31, 2014, January 28, 2015, May 13, 2015, November 11, 2015 and December 7, 2015, we entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by us under such additional warrants.  In connection with the November 11, 2015 amendments, we did not issue any warrants or incur any indebtedness.

At December 31, 2015, we were in compliance with the debt covenants under the Amended Agri-Energy Loan Agreement. As of December 31, 2015, Agri-Energy has granted TriplePoint a junior security interest in, and a lien upon, all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement. Gevo, Inc. has also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into a security agreement which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.  Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the Retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement.

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Embedded Derivatives	Principal Amount of 2022 Notes	Debt Discount	Total
Balance - December 31, 2013	$3,470	$26,900	$(15,869)	$14,501
Amortization of debt discount	-	-	2,648	2,648
Gain from change in fair value of embedded derivatives	(3,470)	-	-	(3,470)
Balance - December 31, 2014	$-	$26,900	$(13,221)	$13,679
Amortization of debt discount	-	-	3,557	3,557
Write-off of debt discount associated with extingishment of debt			1,900	1,900
Conversion of debt to stock		(2,000)		(2,000)
3(a)9 exchange		(2,500)		(2,500)
Balance - December 31, 2015	$-	$22,400	$(7,764)	$14,636

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature in July 2022, unless earlier repurchased, redeemed or converted. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $3.7

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

million, $2.8 million and $3.4 million, respectively, of non-cash interest expense related to the amortization of debt discounts and issue costs and recorded $1.8 million, $2.0 million and $2.3 million, respectively, of cash interest expense related to the 2022 Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. Under the Amended Agri-Energy Loan Agreement with TriplePoint, the Company is prohibited from making any Coupon Make-Whole Payments in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. In November 2015, we issued 1,107,833 shares of common stock to redeem 2,500 bonds at a face value of $1,000 per bond and reduce the liability of the 2022 Notes by $2.5 million. The net loss on the extinguishment of the 2022 Notes was $0.05 million.  In February 2015, we issued 170,041 shares of common stock to convert 2,000 bonds at a face value of $1,000 per bond to reduce the liability of the 2022 Notes by $2.0 million.   The net gain on the extinguishment of the 2022 Notes was $0.3 million.

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

If there is an Event of Default (as defined in the Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately. There have been no events of default as of December 31, 2015.

Outstanding Obligations

The following sets forth the Company’s obligations to repay principal by year relating to its secured debt with TriplePoint and the Convertible Notes at December 31, 2015 (in thousands).

Amount
2016	$349
2017	26,263
2018	-
2019	-
2020 and thereafter	22,400

Total	$49,012

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Capital Stock

As of December 31, 2015, the Company has authorized 250.0 million and 10.0 million shares of common and preferred stock, respectively. The holders of the Company’s common stock have one vote per share. The board of directors has the authority, without action by its stockholders, to designate and issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The Company’s amended and restated certificate of incorporation provides that the Company’s board of directors will be divided into three classes, with staggered three-year terms and provides that all stockholder actions must be effected at a duly called meeting of the stockholders and not by a written consent. The amended and restated certificate of incorporation also provides that only the board of directors may call a special meeting of the stockholders and requires the approval of either a majority of the directors then in office or 66 2/3% of the voting power of all then outstanding capital stock for the adoption, amendment or repeal of any provision of the Company’s amended and restated bylaws. In addition, the amendment or repeal of certain provisions of the Company’s amended and restated certificate of incorporation requires the approval of 66 2/3% of the voting power of all then outstanding capital stock.

Common Stock Offerings

In December 2015, we issued 10,050,000 units of common stock shares and warrants.  The Series A units included 2,050,000 shares of common stock and 2,050,000 Series D Warrants.  The shares of common stock and Series D Warrants were sold together as common stock units for a purchase price of $1.00 per unit but were immediately separable and issued separately. The Series D Warrants have an exercise price of $1.40 per share, are exercisable from the date of original issuance and will expire on December 11, 2020.  The Series B units included 8,000,000 Series D Warrants and 8,000,000 Series E Warrants.  The Series D Warrants and Series E Warrants were sold together as a unit for a purchase price of $0.99 per unit but were immediately separable and issued separately. The Series E Warrants have an exercise price of $0.01 per share, are exercisable from the date of original issuance and will expire on December 11, 2016.  The gross proceeds from this offering were approximately $9.97 million.

In May 2015, we issued and sold 4,300,000 shares of common stock and Series C warrants to purchase an additional 430,000 shares of common stock.  The shares of common stock and the Series C Warrants were sold together as common stock units for a purchase price of $4.00 per unit, but were immediately separable and issued separately.  The Series C Warrants have an exercise price of $3.60 per share and are exercisable from the date of the original issuance and will expire on May 19, 2020.  The gross proceeds from this offering were approximately $17.2 million, not including any future proceeds from the exercise of warrants.

In February 2015, we issued and sold 2,216,667 shares of common stock, Series A warrants to purchase an additional 2,216,667 shares of common stock and Series B warrants to purchase an additional 2,216,667 shares of common stock. The shares of common stock, the Series A Warrants and the Series B Warrants were sold together as common stock units for a purchase price of $3.00 per unit, but were immediately separable and issued separately. The Series A Warrants have an exercise price of $1.00 per share, are exercisable from the date of original issuance and will expire on February 3, 2020. The Series B Warrants had an exercise price of $3.00 per share and were exercisable from the date of original issuance until they expired on August 3, 2015. The gross proceeds from this offering were approximately $6.7 million, not including any future proceeds from the exercise of the warrants.

In August 2014, the Company issued and sold 2,000,000 common stock units at an offering price of $0.60 per common stock unit. Each common stock unit consisted of one share of the Company’s common stock and a 2014 Warrant to purchase 0.5 shares of the Company’s common stock, resulting in net proceeds of approximately $16.4 million after deducting paid and unpaid underwriting discounts and commissions and other offering costs.  The Company allocated $2.4 million of the proceeds from the offering of common stock units to the 2014 Warrants based upon their estimated value which was recorded as additional paid-in capital.

In December 2013, the Company issued and sold 1,420,250 common stock units at an offering price of $1.35 per common stock unit. Each common stock unit consisted of one share of the Company’s common stock and a 2013 Warrant to purchase one share of the Company’s common stock, resulting in net proceeds of $26.4 million after deducting paid and unpaid underwriting discounts and commissions and other offering costs.  The Company allocated $4.0 million of the proceeds from the offering of common stock units to the 2013 Warrants based upon their estimated value which was recorded as additional paid-in capital.

In July 2012, the Company issued 12.5 million shares of its common stock at an offering price of $4.95 per share, resulting in net proceeds of $57.4 million, after deducting underwriting discounts and commissions and other offering costs.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Common Stock Warrants

The following table sets forth a summary of outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2015.

	Issue Date	Expiration Date	Outstanding	Exercise Price
Virgin Green Fund I, L.P.	January 2008	February 2016	1,920	$82.20
CDP Gevo, LLC	September 2009	September 2016	54,185	$40.50
TriplePoint Capital LLC	August 2010	August 2017	13,334	$17.70
TriplePoint Capital LLC	October 2011	October 2018	10,469	$17.70
TriplePoint Capital LLC	January 2012	October 2018	2,094	$17.70
Genesis Select	June 2013	June 2018	2,000	$24.45
2013 Warrants	December 2013	December 2018	1,115,476	$7.53
2014 Warrants	August 2014	August 2019	389,229	$5.13
2015 Series A Warrants	February 2015	February 2020	1,894,997	$1.00
2015 Series C Warrants	May 2015	May 2020	430,000	$3.60
2015 Series D Warrants	December 2015	December 2020	10,050,000	$1.40
2015 Series E Warrants	December 2015	December 2016	6,529,000	$0.01
Total			20,492,704

See Note 13 for a discussion of the warrants issued to CDP Gevo, LLC (“CDP”) for the purchase of shares of the Company’s common stock.  See Note 7 for a discussion of all Warrants issued and subsequent changes in the exercise price.

In connection with signing its loan agreements with TriplePoint, the Company has issued warrants to purchase shares of its common stock. The fair values of the warrants were estimated using the Black-Scholes option pricing model.  The Company records the fair value of these warrants as debt discount which is amortized to interest expense over the terms of the borrowing. In conjunction with the December 2013 amendment to the debt agreements with TriplePoint (see Note 8), the exercise price for the three outstanding warrants to purchase shares of the Company’s common stock held by TriplePoint were re-priced to reflect an exercise price equal $17.70. The Company calculated the estimated incremental fair value of the warrants based upon the Black-Scholes option pricing model.  The incremental fair value is determined as the difference between the estimated fair value of the warrants immediately prior the re-pricing and the estimated fair value of the warrants after the re-pricing.  The Company recorded the incremental fair value, $0.2 million, as a component of debt discount.

Reverse Stock Split

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

10. Equity Incentive Plans

2006 Omnibus Securities and Incentive Plan. During 2006, the Company established the Gevo, Inc. 2006 Omnibus Securities and Incentive Plan (the “2006 Plan”). Pursuant to the 2006 Plan, the Company granted stock awards to employees, directors, and consultants of the Company. Upon adoption of the Gevo, Inc. 2010 Stock Incentive Plan (as amended, the “2010 Plan”), no further grants can be made under the 2006 Plan. At December 31, 2015, a total of 102,987 shares of Gevo common stock were reserved for issuance upon the exercise of outstanding stock option awards under the 2006 Plan.  To the extent outstanding awards under the 2006 Plan expire, or are forfeited, cancelled, settled, or become unexercisable without the issuance of shares, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the 2010 Plan, which was subsequently amended in June 2013, and amended and restated in July 2015, and provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees of the Company. Stock options granted under the 2010 Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the stock option is granted and expire ten years after the date of grant. At December 31, 2015, a total of

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

685,271 shares of Gevo common stock were reserved for issuance upon the exercise of outstanding stock option awards under the 2010 Plan, and an additional 59,316 shares were available for grant.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the ESPP. The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 85,709 shares of common stock for issuance under the ESPP, of which 76,629 shares as of December 31, 2015 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period.

11. Stock-Based Compensation

Stock-Based Compensation Expense. The following table sets forth the Company’s stock-based compensation expense (in thousands).

	Year Ended December 31,
	2015	2014	2013
Stock options and ESPP awards
Research and development	$131	$303	$640
Selling, general and administrative	401	837	1,837

Restricted stock awards
Research and development	576	487	14
Selling, general and administrative	1,467	1,233	1,381

Restricted stock units
Research and development	10	-	-
Selling, general and administrative	62	-	-

Warrants issued
Selling, general and administrative	-	-	39
Total stock-based compensation	2,647	2,860	3,911

Determining Fair Value of Share-Based Payment Awards. The following table sets forth the Black-Scholes option pricing model assumptions and resulting grant date fair value for stock options granted.

	Year Ended December 31,
	2015	2014	2013

Risk-free interest rate	1.62%	1.74%	1.26%
Expected dividend yield	None	None	None
Expected volatility factor	106.89%	71.13%	71.96%
Expected option life (in years)	5.77	5.75	5.8
Weighted average grant date fair value	$1.77	$13.35	$17.70

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Stock Option Award Activity. Stock option activity under the Company’s option plans at December 31, 2015 and changes during the year ended December 31, 2015 were as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Options	Price	(years)	Intrinsic Value
Options outstanding at December 31, 2014	234,961	$55.80	5.61	$-
Granted	267,664	2.19
Canceled or forfeited	(20,839)	40.58
Exercised	-	-
Options outstanding at December 31, 2015	481,786	$26.79	7.28	$-

Options exercisable at December 31, 2015	231,346	$51.48	4.92	$-

Options vested and expected to vest at December 31, 2015	481,763	$26.79	7.28	$-

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the closing price of Gevo’s common stock on the last trading day of the 2015 calendar year and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2015. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.0 million, $0.0 million and $0.2 million, respectively.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2015.

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
			Average		Weighted-	Average
Range of		Weighted-	Remaining		Average	Remaining
Exercise	Number of	Average Exercise	Contractual Life	Number of	Exercise	Contractual Life
Prices	Options	Price	in Years	Options	Price	in Years
$2.19 to $2.55	264,015	$2.19	9.57	36,981	$2.19	9.49
$5.25 to $7.35	25,138	$6.92	1.31	25,138	$6.92	1.31
$13.20 to $21.90	81,826	$19.69	5.87	61,079	$19.42	5.06
$23.10 to $92.25	65,387	$34.95	4.71	62,728	$35.24	4.59
$116.55 to $171.30	29,459	$146.88	3.11	29,459	$146.88	3.10
$190.05 to $287.10	15,961	$246.25	4.18	15,961	$246.25	4.18

As of December 31, 2015, $0.7 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately one year.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Non-vested restricted stock awards at December 31, 2015 and changes during the year ended December 31, 2015 were as follows.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2014	58,351	$22.05
Granted	784,741	2.05
Vested	(504,476)	3.65
Canceled or forfeited	(10,353)	15.00
Non-vested at December 31, 2015	328,263	$2.74

The total fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $1.4 million, $1.5 million and $1.5 million, respectively. As of December 31, 2015, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $0.8 million, which is expected to be recognized over a weighted-average period of approximately two years.

12. Significant Agreements

Off-Take, Distribution and Marketing Agreements

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through December 31, 2015 was sold to C&N pursuant to an ethanol purchase and marketing agreement.  The ethanol purchase and marketing agreement with C&N was entered into in April 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (ATJ) fuel for the purposes of certification and testing by the U.S. Air Force.  The term of the agreement was through December 2012.  The Company recorded $0.6 million of revenue under this award during the year ended December 31, 2012.  In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of biojet fuel.   In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of biojet fuel and in May 2013 this initial order was increased by 12,500 gallons.  In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of biojet fuel. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $1.0 million, $2.0 million and $1.9 million, respectively, of revenue associated with shipments of biojet fuel under these contracts.

Alaska Airlines. In May 2015, we entered into a strategic alliance agreement with Alaska Airlines. Pursuant to the terms of this agreement, Alaska Airlines agreed to purchase an initial quantity of our ATJ when we secure ASTM D7566 certification. In the event that we do not secure ASTM certification by December 31, 2016, the agreement will automatically terminate unless we and Alaska Airlines agree in writing to an extension. In February 2016, we entered into a purchase agreement with Alaska Airlines to supply an additional 20,000 gallons of ATJ. It is anticipated that Gevo will deliver the 20,000 gallons to Alaska Airlines within 90 days of the ASTM D7566 certification being received. All of the ATJ to be supplied under these agreements is expected to be produced from isobutanol at a hydrocarbon processing demonstration plant (“Hydrocarbons Demo Plant”) near Houston, Texas, in partnership with South Hampton Resources, Inc. (“South Hampton”).

BCD Chemie. In April 2015, we entered into a first purchase order to supply isooctene to BCD Chemie, a subsidiary of Brenntag AG, a leading chemical distributor based in Germany. BCD Chemie is targeting applications in Europe to replace petroleum-based hydrocarbons to enable companies to meet regulatory requirements for renewable content in fuels while satisfying the performance requirements of their customers. We subsequently entered into additional purchase orders to supply isooctene to BCD Chemie into 2016. To date, the total value of the purchase orders to BCD Chemie is over $1 million.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Development and Commercialization Agreements

Development and Commercialization Agreements with ICM. In October 2008, the Company signed development and commercialization agreements with ICM, Inc. (“ICM”).

Under the terms of the development agreement, the Company performed commercial-scale isobutanol production trials in ICM’s research plant and facility in St. Joseph, Missouri (the “Demonstration Plant”). The Company was required to pay for or reimburse ICM for engineering fees, equipment, plant modification costs, project fees and various operating expenses. In December 2011, the development agreement was amended to extend the term indefinitely. The development agreement, as amended, may be cancelled by either party with 30 days’ prior written notice. The Company did not incur any operating expenses or capital expenditures relating to the Demonstration Plant during the years ended December 31, 2015, 2014 or 2013.

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

Effective March 28, 2016, the Development Agreement with ICM, Inc., dated October 16, 2008 and the Commercialization Agreement with ICM, dated October 16, 2008, as amended, were terminated.  Gevo and ICM elected to terminate these agreements because the agreements were no longer deemed to be in the best interest of the parties due to the passage of time and the development of their respective businesses.

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). During the first two years of the agreement, Coca-Cola agreed to pay the Company a fixed price fee for a research program outlined in the agreement. The Company recognizes these fees as revenue over the performance period. The payments received are not refundable. The Company did not recognize revenue under this agreement during the years ended December 31, 2014 and 2015 and the Company recognized $1.4 million  during the year ended December 31, 2013.

License Agreements

Joint Development Agreement with Praj Industries Limited.  In November 2015, we entered into a joint development agreement with Praj Industries Limited (“Praj”), which establishes a strategic relationship to: (i) jointly develop our technology for use in certain ethanol plants that utilize certain non-corn based feedstocks (the “Feedstock”); (ii) jointly develop an engineering package for greenfield isobutanol plants and retrofitting ethanol plants to produce renewable isobutanol from the Feedstock; and (iii) license our technology to build greenfield isobutanol plants and retrofit certain ethanol plants to produce isobutanol. We and Praj will jointly develop and optimize the parameters to produce isobutanol from the Feedstock. After the development work is completed, we will negotiate commercial license agreements with Praj and third party licensees. Praj has the exclusive right to supply equipment and process engineering services for (i) certain greenfield isobutanol plants covered by the joint development agreement and (ii) the addition of isobutanol capacity for certain ethanol plants that utilize the Feedstock and Praj technology. Praj agreed to meet certain milestones to maintain its exclusive rights. We will negotiate and license our technology for producing isobutanol directly with the ethanol plants covered by the JDA and will also have the right to supply biocatalysts, nutrient packages, and support services to such plants. Praj will be the EPC services supplier for the ethanol plants covered by the JDA and we will be the exclusive seller of all isobutanol produced by such plants.

Licensing Agreement with Porta. In January 2016, we entered into a license agreement and joint development agreement with Porta to construct multiple isobutanol plants in Argentina using corn as a feedstock, the first of which is expected to be wholly owned by Porta and is anticipated to begin producing isobutanol in 2017.  The plant is expected to have a production capacity of up to five million gallons of isobutanol per year. Once the plant is operational, Gevo expects to generate revenues from this licensing arrangement, through royalties, sales and marketing fees, and other revenue streams such as yeast sales. The agreements also contemplate Porta constructing at least three additional isobutanol plants for certain of their existing ethanol plant customers. For these projects, Gevo would be the direct licensor of its technology and the marketer for any isobutanol produced, and would expect to receive all royalties and sales and marketing fees generated from these projects. Porta would provide the EPC services for the projects. The production capacity of these additional plants is still to be determined.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Each party may produce and sell up to 30 million gallons of isobutanol per year in any field on a royalty-free basis.  Butamax will be the primary customer-facing seller of isobutanol in the field of fuel blending (subject to certain exceptions, the “Direct Fuel Blending” field) and the Company will be the primary customer-facing seller of isobutanol in the field of jet fuel for use in aviation gas turbines (the “Jet” field, also subject to certain exceptions).  As such, subject to each party’s right to sell up to 30 million gallons of isobutanol per year in any field on a royalty-free basis, the Company will only sell isobutanol through Butamax in the Direct Fuel Blending field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by the Company, its affiliates or sublicensees within the Direct Fuel Blending field (whether through Butamax or not) and on commercially reasonable terms to be negotiated between the parties, and Butamax will only sell isobutanol through the Company in the Jet field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the Jet field (whether through the Company or not) and on commercially reasonable terms to be negotiated between the parties; provided, that each party may sell up to fifteen million gallons of isobutanol in a given year directly to customers in the other party’s customer-facing field on a royalty-free basis so long as the isobutanol volumes are within the permitted 30 million gallons of isobutanol sold or otherwise transferred per year in any field described above and, in certain instances, each party may then sell up to the total permitted 30 million gallons per year in the other party’s customer-facing field on a royalty-free basis. In addition, in order to maintain its status as the primary customer-facing seller in these specific fields, each party must meet certain milestones within the first five years of the License Agreement.  If such milestones are not met as determined by an arbitration panel, then the other party will have the right to sell directly to customers in the other party’s customer-facing field subject to the payment of certain royalties to the other party on such sales.

In addition to the royalties discussed above for sales of isobutanol in the Direct Fuel Blending field, and subject to the Company’s right to sell up to 30 million gallons of isobutanol per year in any field on a royalty-free basis, the Company will pay to Butamax a royalty per gallon of isobutanol sold or transferred by the Company, its affiliates or sublicensees within the field of isobutylene applications (other than isobutylene for paraxylene, isooctane, Jet, diesel and oligomerized isobutylene applications).  Likewise, in addition to the royalties discussed above for sales of isobutanol in the Jet field, and subject to Butamax’s right to sell up to 30 million gallons of isobutanol per year in any field on a royalty-free basis, Butamax will pay to the Company a royalty per gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the fields of marine gasoline, retail packaged fuels and paraxylene (except for gasoline blending that results in use in marine or other fuel applications).  The royalties described above will be due only once for any volume of isobutanol sold or transferred under the License Agreement, and such royalties accrue when such volume of isobutanol is distributed for end use in the particular royalty-bearing field.  All sales of isobutanol in other fields will be royalty-free, subject to the potential technology fee described below.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

isobutanol to third parties, subject to certain restrictions.  A third party licensee would be granted a sub-license, and would be subject to terms and conditions that are consistent with those under the License Agreement.

Under the License Agreement, the parties have also agreed to certain limitations on the making or participating in a challenge of certain of the other party’s patents.  The License Agreement will continue in effect until the expiration of the licensed patents, unless earlier terminated by a party as provided in the License Agreement.  The parties also have certain termination rights with respect to the term of the license granted to the other party under the License Agreement upon the occurrence of, among other things, a material uncured breach by the other party.  In the event that a party’s license is terminated under the License Agreement, such party’s sublicense agreements may be assigned to the other party, subject to certain restrictions.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Gevo, Inc. made capital contributions to Gevo Development of $7.9 million, $26.5 million and $29.6 million, respectively, during the years ended December 31, 2015, 2014, and 2013.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Year Ended December 31,
	2015	2014	2013
Gevo Development Net Loss	$(12,294)	$(14,778)	$(19,243)

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

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary which is then consolidated into Gevo, Inc. As of December 31, 2015, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. However, as of December 31, 2015, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2015, the Company has incurred $0.4 million in preliminary project engineering and permitting process costs for the future retrofit of the Redfield Facility which have been recorded on the Company’s consolidated balance sheets in deposits and other assets. Gevo has no obligation to Retrofit the Redfield Facility.

15. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. As of December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $307.9 million which may be used to offset future taxable income. The Company also had federal research and development tax credit carryforwards and other federal tax credit carryforwards which aggregate to $5.6 million at December 31, 2015. These carryforwards expire at various times through 2035 and may be limited in their annual usage by Section 382 of the Internal Revenue Code, as amended, relating to ownership changes.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets (in thousands).

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$123,647	$115,870
Research and other credits	5,610	6,047
Other temporary differences	4,804	(2,478)
Deferred tax assets - before valuation allowance	134,061	119,439
Valuation allowance	(134,061)	(119,439)
Net deferred tax assets - after valuation allowance	$-	$-

The Company’s deferred tax assets represent an unrecognized future tax benefit. The Company recognizes uncertain tax positions net, against any operating losses or applicable research credits as they arise.  Currently, there are no uncertain tax positions recognized at December 31, 2015. The Company has provided a full valuation allowance on its deferred tax assets at December 31, 2015 and 2014, as management believes it is more likely than not that the related deferred tax asset will not be realized. The reported

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses, primarily because of changes in the valuation allowance.

The following table sets forth reconciling items from income tax computed at the statutory federal rate.

	Year Ended December 31,
	2015	2014	2013
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.4%	4.5%	5.7%
Research and other credits	-1.2%	-1.3%	-2.2%
Permanent deductions	-4.0%	-2.2%	-1.5%
Valuation allowance	-35.2%	-36.0%	-37.0%

Effective tax rate	0.0%	0.0%	0.0%

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. The Company’s evaluation was performed for the tax periods from inception to December 31, 2015, which remain subject to examination by major tax jurisdictions as of December 31, 2015.

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

16. Employee Benefit Plan

The Company’s employees participate in the Gevo, Inc. 401(k) Plan (the “401(k) Plan”). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees after three months of service with quarterly entry dates. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. The Company may make matching and/or discretionary contributions to the 401(k) Plan. Effective January 2013, the Company elected to cease providing an employer match.

17. Commitments and Contingencies

Leases. During the year ended December 31, 2012, the Company entered into a six year software license agreement. The Company concluded that the software license agreement qualifies as a capital lease. Accordingly, at December 31, 2015, the Company had capital lease liabilities of $0.2 million and $0.2 million included in accounts payable and accrued liabilities and other long-term liabilities, respectively on its consolidated balance sheet. At December 31, 2014, the Company had capital lease liabilities of $0.2 million and $0.3 million included in accounts payable and accrued liabilities and other long-term liabilities, respectively on its consolidated balance sheets.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado (the “Colorado Facility”) with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $0.5 million and $0.6 million, respectively. The Company recognizes rent expense on its operating leases on a straight-line basis.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The table below shows the future minimum payments under non-cancelable operating leases and capital leases at December 31, 2015 (in thousands).

	Operating Leases	Capital Lease	Total Lease Payments
2016	1,530	162	1,692
2017	1,475	167	1,642
2018	1,483	-	1,483
2019	968	-	968
2020 and Thereafter	661	-	661
Total	$6,117	$329	$6,446

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2015 and 2014, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2015.

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

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. The Company incurred a write-down of inventory of $0.3 million and $0.1 million for the twelve months ended December 31, 2015 and 2014, respectively. The Company records its hydrocarbon inventory at average cost.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

2017 Notes. The Company has estimated the fair value of the 2017 Notes to be $21.6 million and $25.5 million at December 31, 2015 and 2014, respectively, based upon Level 2 inputs, including the market price of the Company’s common stock. The Company has valued the 2017 Notes and all of its components using the fair value option as there are no embedded instruments which qualify for equity presentation. See Note 8 for the fair value inputs used to estimate the fair value of the 2017 Notes. On the date of issuance in May 2014, the 2017 Notes were a term loan and recorded at fair value at that date.

2022 Notes Embedded Derivative. The Company has estimated the fair value of the 2022 Notes, including the embedded derivative, to be $14.6 million and $19.4 million at December 31, 2015 and 2014, respectively, based upon Level 2 inputs, including the market price of the 2022 Notes derived from actual trades of the 2022 Notes. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0.0 million and $0.0 million at December 31, 2015 and 2014, respectively, based upon Level 2 inputs. See Note 6 for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. In December 2013, the Company issued the 2013 Warrants to purchase 1,420,250 shares of the Company’s common stock. Based on the terms of the 2013 Warrants, the Company determined the 2013 Warrants qualified as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.  The Company determined the estimated fair value of the 2013 Warrants as of December 31, 2014 to be $1.4 million based upon Level 2 inputs, utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model.   The Company determined the estimated fair value of the 2013 Warrants as of December 31, 2015 to be $0.2 million based upon Level 3 inputs utilizing the Black Scholes model due to the lack of market trades of the 2013 Warrants during the period.

In August of 2014, the Company issued 2014 Warrants to purchase 1,000,000 shares of the Company’s common stock. Based on the terms of the 2014 Warrants, the Company determined the 2014 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2014 Warrants as of December 31, 2014 to be $1.7 million based upon Level 2 inputs utilizing an analysis of actual historical market trades of the 2014 Warrants. The Company determined the estimated fair value of the 2014 Warrants as of December 31, 2015 to be $0.1 million based upon Level 3 inputs utilizing the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2014 Warrants as of December 31, 2015 due to the lack of market trades of the 2014 Warrants during the period.

In February of 2015, the Company issued Series A Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the Series A Warrants, the Company determined that the Series A Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series A Warrants at the issuance date of February 3, 2015 to be $1.4 million and as of December 31, 2015 to be $0.9 million based upon Level 3 inputs utilizing a Monte-Carlo simulation model. The Company relied on Level 3 inputs for estimating the fair value of the Series A Warrants as of February 3, 2015 and December 31, 2015 due to the lack of market trades of the Series A Warrants around those respective dates.

In February of 2015, the Company issued Series B Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the Series B Warrants, the Company determined that the Series B Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series B Warrants at the issuance date of February 3, 2015 to be $2.5 million based upon Level 3 inputs utilizing the Black Scholes model and as of December 31, 2015 to be $0.0 million as the Series B Warrants expired on August 3, 2015.

In May of 2015, the Company issued Series C Warrants to purchase 430,000 shares of the Company’s common stock.  Based on the terms of the Series C Warrants, the Company determined that the Series C Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series C Warrants at the issuance date of May 19, 2015 to be $1.2 million and as of December 31, 2015 to be $0.1 million based upon Level 3 inputs utilizing the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the Series C Warrants as of May 19, 2015 and December 31, 2015 due to the lack of market trades of the Series C Warrants around those respective dates.

In December 2015, we issued 10,050,000  Series D Warrants and 8,000,000 Series E Warrants. Based on the terms of the Series D Warrants and Series E Warrants, the Company determined that the each of the Series D Warrants and Series E Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series D Warrants to be $5.7 million as of the issuance date and $5.2 million as of December 31, 2015 utilizing a Monte-Carlo simulation model.  The Company relied on Level 1 inputs for

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

estimating the fair value of the Series E Warrants, and determined the fair value to be $5.3 million as of the issuance date and $4.0 million as of December 31, 2015.

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

	Year Ended December 31,
	2015	2014	2013
Revenues:
Gevo	$2,911	$4,718	$4,822
Gevo Development / Agri-Energy	27,226	23,548	3,402
Consolidated	$30,137	$28,266	$8,224

Loss from operations:
Gevo	$(19,723)	$(26,567)	$(39,745)
Gevo Development / Agri-Energy	(12,204)	(13,210)	(15,770)
Consolidated	$(31,927)	$(39,777)	$(55,515)

Interest expense:
Gevo	$8,147	$10,446	$5,815
Gevo Development / Agri-Energy	96	1,578	3,486
Consolidated	$8,243	$12,024	$9,301

Depreciation expense:
Gevo	$856	$937	$1,160
Gevo Development / Agri-Energy	5,717	3,943	2,233
Consolidated	$6,573	$4,880	$3,393

Acquisitions of plant, property and equipment:
Gevo	$7	$116	$591
Gevo Development / Agri-Energy	1,457	4,778	9,215
Consolidated	$1,464	$4,894	$9,806

	December 31,
	2015	2014
Total assets:
Gevo	$100,688	$95,680
Gevo Development / Agri-Energy	157,663	49,961
Intercompany eliminations	(155,223)	(46,713)
Consolidated	$103,128	$98,928

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

20. Subsequent Events

Notice of Deficiency from NASDAQ Stock Market

On January 25, 2016, we received a deficiency letter from the Listing Qualifications Department of the NASDAQ Stock Market, notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum  required closing bid price of at least $1.00 per share as required for continued listing on the NASDAQ Capital Market. In accordance with NASDAQ Listing Rules, we have an initial compliance period of 180 calendar days, or until July 23, 2016, to regain compliance with this requirement. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before July 25, 2016.  If we regain compliance,  NASDAQ will have provided written notification and close the matter.

If we do not regain compliance by July 25, 2016, we may be eligible for an additional 180 calendar day compliance period.  To qualify, the Company would need to meet the continued listing requirement for market value of publicly held shares ($1 million), and all other initial listing standards, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency, or if the Company is otherwise not eligible, NASDAQ would notify the company that its securities would be subject to delisting.  In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

Licensing Agreement with Porta.

In January 2016, we entered into a license agreement and joint development agreement with Porta to construct multiple isobutanol plants in Argentina using corn as a feedstock, the first of which is expected to be wholly owned by Porta and is anticipated to begin producing isobutanol in 2017.  The plant is expected to have a production capacity of up to five million gallons of isobutanol per year. Once the plant is operational, Gevo expects to generate revenues from this licensing arrangement, through royalties, sales and marketing fees, and other revenue streams such as yeast sales. The agreements also contemplate Porta constructing at least three additional isobutanol plants for certain of their existing ethanol plant customers. For these projects, Gevo would be the direct licensor of its technology and the marketer for any isobutanol produced, and would expect to receive all royalties and sales and marketing fees generated from these projects. Porta would provide the EPC services for the projects. The production capacity of these additional plants is still to be determined.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Based on their evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

In connection with the preparation of the interim financial statements for the third quarter ended September 30, 2014, management identified a material weakness in internal control over financial reporting related to the accounting for the offering costs and common stock warrants related to the August 2014 offering. As a result management implemented remediation steps to address the material weakness and to improve the internal controls over financial reporting. Specifically, management enhanced controls and policies with respect to review and analysis of all working papers, performed additional analysis of our accounting treatments, and engaged outside specialists to perform, review and document the accounting treatment of non-rountine transactions.  As of December 31, 2015, the Company’s management believes the identified material weakness has been remediated.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

Item 9B.	Other Information

In December 2016, we entered into the First Amendment to Lease with Hines REIT 345 Inverness Drive, LLC, effective as of December 11, 2015.  This amendment of our lease for our corporate headquarters extended the term until July 2021 and reduced the amount of leased space from 29,865 square feet to approximately 19,241 square feet, effective July 2016.  We believe that the facility with the reduced square footage will be adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

Effective February 2, 2016, Gevo terminated the Exclusive License Agreement, by and between Gevo and The Regents of the University of California, dated September 6, 2007, as amended (the “UCLA License”).  Gevo elected to terminate this agreement because Gevo determined it no longer needed the UCLA License for its business.

Effective March 28, 2016, the Development Agreement with ICM, Inc. (“ICM”), dated October 16, 2008 and the Commercialization Agreement with ICM, dated October 16, 2008, as amended, were terminated.  Gevo and ICM elected to terminate these agreements because the agreements were no longer deemed to be in the best interest of the parties due to the passage of time and the development of their respective businesses.

Effective March 28, 2016, Gevo terminated the License Agreement with Cargill Incorporated, dated February 19, 2009.  Gevo elected to terminate this agreement because Gevo determined it no longer needed the Cargill technology for its business.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the definitive proxy statement for our 2016 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2015, and is incorporated into this Report by reference.

Item 11.	Executive Compensation

The information required by this item will be included in the definitive proxy statement for our 2016 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2015, and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the definitive proxy statement for our 2016 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2015, and is incorporated into this Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the definitive proxy statement for our 2016 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2015, and is incorporated into this Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the definitive proxy statement for our 2016 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December  31, 2015, and is incorporated into this Report by reference.

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

(a)(3) Exhibits

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, by and between Gevo, Inc. and California Institute of Technology, dated July 12, 2005.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Warrant to purchase shares of Preferred Stock, issued to Virgin Green Fund I, L.P., dated January 18, 2008.	S-1	333-168792	August 12, 2010	4.9
4.6	Plain English Warrant Agreement No. 0647-W-01, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.11
4.7	Plain English Warrant Agreement No. 0647-W-02, by and between Gevo, Inc. and TriplePoint Capital LLC, dated August 5, 2010.	S-1	333-168792	October 1, 2010	4.12
4.8	Plain English Warrant Agreement No. 0647-W-03, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.7
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 12, 2013	4.1
4.14	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1

4.15	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2

4.16†	Indenture by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB, dated June 6, 2014 (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1

4.17	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1

4.18	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd.	8-K	001-35073	January 30, 2015	4.1

4.19†	Exchange and Purchase Agreement by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 23, 2014	4.1

4.20	Registration Rights Agreement by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement, dated May 9, 2014.	8-K	001-35073	May 15, 2014	4.2

4.21	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.22	2015 Common Stock Unit Series A Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.23	2015 Common Stock Unit Series B Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.2

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

4.24	Third Supplemental Indenture, dated May 13, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder	8-K	001-35037	May 15, 2015	4.1

4.25	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35037	May 20, 2015	4.1

4.26	Fourth Supplemental Indenture, dated June 1, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35037	August 7, 2015	4.26

4.27	Fifth Supplemental Indenture, dated August 22, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35037	November 5, 2015	4.27

4.28	Seventh Supplemental Indenture, dated December 7, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	December 9, 2015	4.1

4.29	Form of Series D Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1

4.30	Form of Series E Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.2

4.31	Eighth Supplemental Indenture, dated March 28, 2016, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	March 29, 2016	4.1
10.1	Plain English Growth Capital Loan and Security Agreement, by and between Gevo Inc. and TriplePoint Capital, LLC, dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.23
10.2	First Amendment to Plain English Growth Capital Loan and Security Agreement, by and between Gevo Inc. and TriplePoint Capital, LLC, dated August 5, 2010.	8-K	001-35073	October 26, 2011	10.2
10.3	Plain English Growth Capital Loan and Security Agreement, by and between Gevo Development, LLC and TriplePoint Capital, LLC, dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.24

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.4	Joinder Agreement and First Amendment, by and among Gevo Development, LLC, Agri-Energy, LLC and TriplePoint Capital, LLC dated September 22, 2010, to the Plain English Growth Capital Loan and Security Agreement, by and between Gevo Development, LLC and TriplePoint Capital, LLC dated August 5, 2010.	S-1	333-168792	October 21, 2010	10.25
10.5	Amended and Restated Plain English Growth Capital Loan and Security Agreement, by and between Agri-Energy, LLC and TriplePoint Capital LLC, dated October 20, 2011.	10-K	001-05073	February 28, 2012	10.6
10.6	Plain English Limited Recourse Continuing Guaranty, by Gevo Development, LLC in favor of TriplePoint Capital LC dated as of October 20, 2011.	8-K	001-35073	October 26, 2011	10.4
10.7	Amended and Restated Limited Recourse Membership Interest Pledge Agreement, by Gevo Development, LLC in favor of TriplePoint Capital LLC, dated as of October 20, 2011.	8-K	001-35073	October 26, 2011	10.4
10.8	First Amendment to Plain English Security Agreement, by and between Gevo, Inc. and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.5
10.9	First Amendment to Plain English Security Agreement, by and between Agri-Energy, LLC and TriplePoint Capital LLC, dated October 20, 2011.	8-K	001-35073	October 26, 2011	10.6
10.10†	Ethanol Purchasing and Marketing Agreement, by and between C&N Ethanol Marketing Corporation and Agri-Energy Limited Partnership, dated April 1, 2009.	S-1	333-168792	November 4, 2010	10.26
10.11†	License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005, as amended.	S-1	333-168792	November 4, 2010	10.6
10.12	Amendment No. 4, dated October 1, 2010, to the License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005.	S-1	333-168792	October 21, 2010	10.10
10.13†	First Amended and Restated Limited Liability Company Agreement of Gevo Development, LLC, dated August 5, 2010.	S-1	333-168792	November 4, 2010	10.8
10.14†	Isobutanol Joint Venture Agreement, by and between Gevo Development, LLC and Redfield Energy, LLC, dated June 15, 2011.	10-Q	001-35073	August 3, 2011	10.1
10.15†	Second Amended and Restated Operating Agreement of Redfield Energy, LLC, dated June 13, 2011.	10-Q	001-35073	August 3, 2011	10.2
10.16#	2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.11
10.17#	Form of Stock Option Agreement under the 2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.13
10.18#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	July 10, 2015	10.1

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.19#	Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15
10.20#	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.21
10.21#	Form of Stock Option Award Agreement under the 2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.22
10.22#	Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7
10.23#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1
10.24#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33
10.25#	Employment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.14
10.26#	Amendment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated December 21, 2011.	8-K	001-35073	December 27, 2011	10.1
10.27#	Second Amendment Agreement, by and between Gevo, Inc. and Patrick Gruber, dated February 16, 2015	8-K	001-35073	February 17, 2015	10.1
10.28#	Employment Agreement, by and between Gevo, Inc. and Christopher Ryan, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.16
10.29#	Employment Agreement, by and between Gevo, Inc. and Brett Lund, dated June 4, 2010.	S-1	333-168792	November 4, 2010	10.18
10.30#	Amendment No. 1 to Employment Agreement, by and between Gevo, Inc. and Brett Lund, dated April 5, 2012.	8-K	001-35073	April 9, 2012	10.1
10.31#	Offer Letter, by and between Gevo, Inc. and Mike Willis, dated April 10, 2014.	10-K	001-35073	April 15, 2014	10.38
10.32#	Offer Letter, by and between Gevo, Inc. and Greg Roda, effective as of September 5, 2013.	10-K	001-35073	April 15, 2014	10.39
10.33	Second Amendment to the Plain English Security Agreement, made and entered into as of June 29, 2012, by and among Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.1
10.34	Second Amendment to Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.2
10.35	First Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, made and entered into as of June 29, 2012, by and between Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	July 5, 2012	10.3
10.36†	Lease of Space between Hines REIT 345 Inverness Drive, LLC and Gevo, Inc.	10-K	001-35073	March 26, 2013	10.48

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.37	Fourth Amendment to Plain English Security Agreement, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	10.1
10.38	Second Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated December 11, 2013, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	10.2
10.39	Plain English Intellectual Property Security Agreement, dated December 11, 2013, between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	10.3

10.40†	Term Loan Agreement by and among Gevo, Inc., the Guarantor party thereto from time to time, the Lenders party thereto from time to time, and Whitebox Advisors LLC, as administrative agent for such Lenders, dated May 9, 2014.	8-K	001-35073	May 15, 2014	10.1

10.41	Consent Under and Third Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement and Omnibus Amendment to Loan Documents, by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC and TriplePoint Capital LLC, dated May 9, 2014.	8-K	001-35073	May 15, 2014	10.2

10.42	Consent and Second Amendment to Term Loan Agreement, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, the lender party thereto, and WB Gevo, Ltd., as administrative agent.	8-K	001-35073	August 1, 2014	10.1

10.43	Fourth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated July 31, 2014, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	August 1, 2014	10.2

10.44	Fifth Amendment to Plain English Security Agreement, dated July 31, 2014, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	August 1, 2014	10.3

10.45	Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	January 30, 2015	10.1

10.46	Sixth Amendment to Plain English Security Agreement, dated January 28, 2015, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	January 30, 2015	10.2

10.47	Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Gevo Development, LLC, dated May 9, 2014.	8-K	001-35073	August 14, 2014	10.3

10.48†	Price Risk Management, Origination and Merchandising Agreement, dated June 1, 2015, by and between Agri-Energy, LLC and FCStone Merchant Services, LLC.	10-Q	001-35073	August 7, 2015	10.3

			Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.49	Grain Bin Lease Agreement, dated June 1, 2015, by and between Agri-Energy, LLC and FCStone Merchant Services LLC.	10-Q	001-35073	August 7, 2015	10.4

10.50	Unsecured Guaranty Agreement, dated June 1, 2015, by Gevo, Inc. in favor of FCStone Merchant Services, LLC.	10-Q	001-35073	August 7, 2015	10.5

10.51†	Settlement Agreement and Mutual Release, dated August 22, 2015, by and among Gevo, Inc., Butamax Advanced Biofuels, LLC, E.I. du Pont de Nemours & Company and BP Biofuels North America LLC.	10-Q	001-35073	November 5, 2015	10.2

10.52†	Patent Cross-License Agreement dated, August 22, 2015, by and between Gevo, Inc. and Butamax Advanced Biofuels LLC.	10-Q	001-35073	November 5, 2015	10.3

10.53†	Joint Development Agreement, dated November 6, 2015, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	November 10, 2015	10.1

10.54†	Development License Agreement, dated November 6, 2015, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	November 10, 2015	10.2

10.55†	Joint Development Agreement, dated February 1, 2016, by and between Gevo, Inc. and Porta Hnos S.A.	8-K	001-35073	February 5, 2016	10.1

10.56†	Commercial License Agreement, dated February 1, 2016, by and between Gevo, Inc. and Porta Hnos S.A.	8-K	001-35073	February 5, 2016	10.2

10.57	Consent Under and Sixth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated May 13, 2015, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	May 13, 2016	10.1

10.58	Seventh Amendment to Plain English Security Agreement, dated May 13, 2015, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	May 13, 2015	10.2

10.59	Consent Under and Eighth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated December 7, 2015, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	December 9, 2015	10.1

10.60	Ninth Amendment to Plain English Security Agreement, dated December 7, 2015, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 9, 2015	10.2

10.61	Exchange Agreement dated as of November 13, 2015, by and between 683 Capital Partners, LP and Gevo, Inc.					X

10.62	First Amendment to Lease of Space between Hines REIT 345 Inverness Drive, LLC, effective as of December 11, 2015.					X

Previously Filed
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.63	Consent Under and Ninth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated March 28, 2016, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	March 29, 2016	10.1

10.64	Tenth Amendment to Plain English Security Agreement, dated March 28, 2016, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	March 29, 2016	10.2

21.1	List of Subsidiaries.	S-1	333-168792	October 1, 2010	10.10
23.1	Consent of Grant Thornton LLP.					X

23.2	Consent of Deloitte & Touche LLP					X
24.1	Power of Attorney (see the signature page to this Report).					X
31.1	Section 302 Certification of the Chief Executive Officer.					X
31.2	Section 302 Certification of the Chief Financial Officer.					X
32.1	Section 906 Certifications of the Chief Executive Officer and Chief Financial Officer.					X
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2015, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015; and (iv) Notes to the Consolidated Financial Statements.

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
Mike Willis Chief Financial Officer

Date: March 30, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick R. Gruber, Mike Willis and Geoffrey T. Williams, jointly and severally, as his or her attorney-in-fact, each with full power of substitution, for him or her, in any and all capacities, to sign each amendment to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2016
Patrick R. Gruber, Ph.D.
/s/ MIKE wILLIS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
Mike Willis
/s/ RUTH I. DREESSEN	Chairperson of the Board of Directors	March 30, 2016
Ruth Dreessen
/s/ GARY W. MIZE	Director	March 30, 2016
Gary W. Mize
/s/ Andy Marsh	Director	March 30, 2016
Andy Marsh
/s/ Johannes Minho roth	Director	March 30, 2016
Johannes Minho Roth
/s/ WILLIAM H. BAUM	Director	March 30, 2016
William Baum