Form 10-Q
period 2016-03-31
Gevo, Inc.
filed 2016-05-12
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 30, 2016, 38,458,548 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	(unaudited)
	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,672	$17,031
Accounts receivable	869	1,391
Inventories	2,987	3,487
Prepaid expenses and other current assets	1,008	731
Total current assets	13,536	22,640

Property, plant and equipment, net	78,562	76,777
Restricted deposits	2,611	2,611
Deposits and other assets	803	803
Total assets	$95,512	$102,831

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$6,159	$7,476
Current portion of secured debt, net	342	330
Current portion 2017 Notes recorded at fair value	22,401	-
Derivative warrant liability	2,946	10,493
Other current liabilities	620	-
Total current liabilities	32,468	18,299
Long-term portion of secured debt, net	63	153
Long term portion 2017 Notes recorded at fair value	-	21,565
2022 Notes, net	15,392	14,341
Other long-term liabilities	146	147
Total liabilities	48,069	54,505

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 28,084,277 and 21,607,048 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	281	216
Additional paid-in capital	390,259	387,602
Deficit accumulated	(343,097)	(339,492)
Total stockholders' equity	47,443	48,326
Total liabilities and stockholders' equity	$95,512	$102,831

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,757	$5,098
Hydrocarbon revenue	298	517
Grant and other revenue	265	284
Total revenues	6,320	5,899
Cost of goods sold	9,223	9,234
Gross loss	(2,903)	(3,335)

Operating expenses
Research and development expense	1,044	1,722
Selling, general and administrative expense	1,919	4,479
Total operating expenses	2,963	6,201

Loss from operations	(5,866)	(9,536)

Other (expense) income
Interest expense	(2,151)	(2,035)
Gain on conversion of debt	-	285
(Loss)/Gain from change in fair value of the 2017 Notes	(836)	3,765
Gain from change in fair value of derivative warrant liability	5,248	167
Other income	-	11
Total other income, net	2,261	2,193

Net loss	(3,605)	(7,343)

Net loss per share - basic and diluted	$(0.16)	$(0.88)
Weighted-average number of common shares outstanding - basic and diluted	23,016,329	8,312,398

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

See notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(3,605)	$(7,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from change in fair value of derivative warrant liability	(5,248)	(167)
Loss/(Gain) from change in fair value of the 2017 Notes	836	(3,765)
Gain on conversion of debt	-	(285)
Stock-based compensation	358	402
Depreciation and amortization	1,621	1,662
Non-cash interest expense	1,057	845
Other non-cash expenses	-	25
Changes in operating assets and liabilities:
Accounts receivable	523	214
Inventories	500	(207)
Prepaid expenses and other current assets	(278)	178
Accounts payable, accrued expenses, and long-term liabilities	(1,268)	(1,048)
Net cash used in operating activities	(5,504)	(9,489)

Investing Activities
Acquisitions of property, plant and equipment	(2,247)	(126)
Net cash used in investing activities	(2,247)	(126)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Financing Activities
Payments on secured debt	(84)	(51)
Debt and equity offering costs	(589)	(1,165)
Proceeds from issuance of common stock and common stock units	-	6,650
Proceeds from the exercise of warrants	65	2,175
Net cash (used in) provided by financing activities	(608)	7,609

Net decrease in cash and cash equivalents	(8,359)	(2,006)

Cash and cash equivalents
Beginning of period	17,031	6,359
End of period	$8,672	$4,353

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing	Three Months Ended March 31,
and financing transactions	2016	2015
Cash paid for interest, net of interest capitalized	$1,503	$1,150
Conversion of convertible debt to common stock	$-	$2,000
Series A Warrant issuance	$-	$1,437
Series B Warrant issuance	$-	$2,528

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based primarily on isobutanol produced from renewable feedstocks. Gevo was incorporated in Delaware on June 9, 2005.

Gevo formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries either through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 9). Gevo Development became a wholly owned subsidiary of the Company in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010.

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

In September 2015, the Company began deploying additional capital at the Agri-Energy Facility, primarily designed to decrease the cost of isobutanol production by insourcing parts of the process that have previously been done off-site by third parties. This required the cessation of isobutanol production while this equipment was being installed. In March 2016, the Company completed these capital projects and reestablished isobutanol production in one fermenter.

As of March 31, 2016, the Company’s business activities were focused on the following areas:  optimizing the co-production of isobutanol, ethanol and related products at the Agri-Energy Facility; research and development; business development; business and financial planning; and raising capital.  Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to complete its development activities and build out further isobutanol production capacity, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

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

Financial Condition. For the three months ended March 31, 2016 and 2015, the Company incurred a consolidated net loss of $3.6 million and $7.3 million, respectively, and had an accumulated deficit of $343.1 million at March 31, 2016.  The Company’s cash

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

and cash equivalents at March 31, 2016 totaled $8.7 million which will be used for the following: (i) operating activities of the Agri-Energy Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; and (v) debt service obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.  Based on the Company’s current operating plan, existing working capital at March 31, 2016 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2016 unless the Company is able to raise additional capital to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s inability to continue as a going concern may potentially affect its rights and obligations under its debt obligations.

The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its products and product candidates and the achievement of a level of revenues adequate to support the Company’s existing cost structure. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.

Although substantial doubts exist about the Company’s ability to continue as a going concern, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2016 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”).

Reverse Stock Split.  On April 15, 2015, the Board of Directors of the Company approved a reverse split of the Company’s common stock, par value $0.01, at a ratio of one-for-fifteen.   This reverse stock split became effective on April 20, 2015 and, unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The objective of ASU 2014-15 is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new GAAP guidance requires a management evaluation about whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or available to be issued. In doing so, ASU 2014-15 should reduce

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

diversity in the timing and content of footnote disclosures.  ASU 2014‑15 is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting ASU 2014-15.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11") which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-11 on its consolidated balance sheets.

Adoption of New Accounting Pronouncements.  In April 2015, the FASB issued Accounting Standards Update No. 2015-03  Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liabilities, consistent with the presentation of debt discounts. This will result in the elimination of debt issuance costs as an asset and will reduce the carrying value of the Company’s debt liabilities. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company has adopted the guidance as of January 1, 2016. The adoption of this guidance had an immaterial impact on our financial position and has resulted in the following retrospective adjustments to our consolidated balance sheet (in thousands):

	December 31, 2015
	As reported	As adjusted
Total Assets	103,128	102,831
Current portion of secured debt, net	332	330
2022 Notes, net	14,636	14,341

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2016 and 2015 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	March 31,
	2016	2015
Warrants to purchase common stock	14,045,117	6,212,344
2017 Notes	1,503,821	1,502,532
2022 Notes	262,333	291,612
Outstanding options to purchase common stock	475,113	223,607
Unvested restricted common stock	268,947	48,683
Total	16,555,331	8,278,778

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	March 31,	December 31,
	2016	2015
Raw materials
Corn	$166	$517
Enzymes and other inputs	379	287
Finished goods	691	699
Work in process	459	569
Spare parts	1,292	1,415
Total inventories	$2,987	$3,487

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful	March 31,	December 31,
	Life	2016	2015
Construction in progress	-	$847	$1,801
Plant machinery and equipment	10 years	14,113	14,113
Site improvements	10 years	7,039	7,039
Agri-Energy retrofit asset	20 years	69,814	65,457
Lab equipment, furniture and fixtures and vehicles	5 years	6,392	6,389
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,566	1,566
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,175	2,175
Total property, plant and equipment		108,086	104,680
Less accumulated depreciation and amortization		(29,524)	(27,903)
Property, plant and equipment, net		$78,562	$76,777

Included in cost of goods sold is depreciation of $1.4 million and $1.5 million during the three months ended March 31, 2016 and 2015, respectively.

Included in operating expenses is depreciation of $0.2 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively.

5. Embedded Derivatives

Convertible 2022 Notes

In July 2012, the Company issued 7.5% convertible senior notes due July 2022 (the “2022 Notes”) which contain the following embedded derivatives: (i) rights to convert into shares of the Company’s common stock, including upon a Fundamental Change (as defined in the indenture governing the 2022 Notes (the “Indenture”)); and (ii) a Coupon Make-Whole Payment (as defined in the Indenture) in the event of a conversion by the holders of the 2022 Notes prior to July 1, 2017. Embedded derivatives are separated from the host contract, the 2022 Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that the embedded derivatives within the 2022 Notes meet these criteria and, as such, must be valued separate and apart from the 2022 Notes as one embedded derivative and recorded at fair value each reporting period.

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2022 Notes. A binomial lattice model generates two probable outcomes, whether up or down, arising at each point in time, starting from the date of

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Using this lattice model, the Company valued the embedded derivative using a “with-and-without method”, where the value of the 2022 Notes including the embedded derivative is defined as the “with”, and the value of the 2022 Notes excluding the embedded derivative is defined as the “without”. This method estimates the value of the embedded derivative by looking at the difference in the values between the 2022 Notes with the embedded derivative and the value of the 2022 Notes without the embedded derivative. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

Inputs used to estimate the value of the embedded derivative as of March 31, 2016 were substantially similar to those used as of the period ended December 31, 2015. Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, the estimated fair value of the embedded derivatives will generally decrease with: (i) a decline in the stock price; (ii) a decrease in the estimated stock volatility; and (iii) a decrease in the estimated credit spread.

Derivative Warrant Liability

In December 2013, the Company sold warrants to purchase 1,420,250 shares of the Company’s common stock (the “2013 Warrants”). In August 2014, the Company sold warrants to purchase 1,000,000 shares of the Company’s common stock (the “2014 Warrants”). In February 2015, the Company sold Series A warrants to purchase 2,216,667 shares of the Company’s common stock (the “Series A Warrants”) and Series B warrants to purchase 2,216,667 shares of the Company’s common stock (the “Series B Warrants”). In May 2015, the Company sold Series C warrants to purchase 430,000 shares of the Company’s common stock (the “Series C Warrants”).  In December 2015, the Company sold Series D warrants to purchase 10,050,000 shares of the Company’s common stock (the “Series D Warrants”) and Series E warrants to purchase 8,000,000 shares of the Company’s common stock (the “Series E Warrants”).

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of March 31, 2016:

	Issuance Date	Expiration Date	Exercise Price		Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of March 31, 2016	Shares Underlying Warrants Outstanding as of March 31, 2016
2013 Warrants	12/16/2013	12/16/2018	$7.53		1,420,250	(304,774)	1,115,476
2014 Warrants	8/5/2014	8/5/2019	$5.13		1,000,000	(610,771)	389,229
Series A Warrants	2/3/2015	2/3/2020	$1.00		2,216,667	(321,670)	1,894,997
Series B Warrants	2/3/2015	8/3/2015	$0.00		2,216,667	(1,935,901)	0
Series C Warrants	5/19/2015	5/19/2020	$3.60		430,000	0	430,000
Series D Warrants	12/11/2015	12/11/2020	$1.40		10,050,000	0	10,050,000
Series E Warrants	12/11/2015	12/11/2016	$0.01	(1)	8,000,000	(7,918,587)	81,413
					25,333,584	(11,091,703)	13,961,115

(1)	The exercise price is $1.00 but $0.99 of the exercise price was pre-funded upon issuance of the Series E Warrants.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

•

warrant holders may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the warrants through a cash exercise;

•

the exercise price and the number and type of securities purchasable upon exercise of  the warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

•

in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the warrant is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement.  In some circumstances, the Company or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company.

Based on these terms, the Company has determined that the 2013 Warrants, the 2014 Warrants, the Series A Warrants, the Series C Warrants, the Series D Warrants, and the Series E Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $2.9 million and $10.5 million as of March 31, 2016 and December 31, 2015, respectively. The decrease in the estimated fair value of the Warrants represents an unrealized gain which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations.

During the three months ended March 31, 2016, the Company issued 6,447,587 shares of Common Stock as a result of the exercise of 6,447,587 Series E Warrants. The Company received proceeds of $64,476 from such exercises.

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	March 31,	December 31,
	2016	2015
Accounts payable - trade	$3,577	$2,691
Accrued legal-related fees	466	854
Accrued employee compensation	539	2,082
Accrued interest	420	840
Accrued taxes payable	226	138
Short-term capital lease	144	144
Other accrued liabilities *	787	727
Total accounts payable and accrued liabilities	$6,159	$7,476

*	Other accrued liabilities consists of accrued professional fees, audit fees, utility expenses and other expenses none of which individually represent greater than 5% of total current liabilities.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

In June 2014, the Lenders exchanged $25.9 million, the aggregate outstanding principal amount of the Term Loan provided in the First Advance for 10% convertible senior secured notes due 2017 (the “2017 Notes”), together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share, or 0.0576 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes is not permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable 5% in cash and, under certain circumstances, 5% in kind and capitalized and added to the principal amount of the 2017 Notes. While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of March 31, 2016, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

The 2017 Notes Indenture contains customary affirmative and negative covenants for agreements of this type and events of default, including, restrictions on disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments, unless the Company receives the prior approval of the required holders. The 2017 Notes Indenture also contains limitations on the ability of the holder to assign or otherwise transfer its interest in the 2017 Notes.  The 2017 Notes are secured by a lien on substantially all of the assets of the Company and is guaranteed by Agri-Energy and Gevo Development (together, the “Guarantors”). On June 6, 2014, in connection with the issuance of the 2017 Notes, the Company and the Guarantors entered into a pledge and security agreement in favor of the collateral trustee. The collateral pledged includes substantially all of the assets of the Company and the Guarantors, including intellectual property and real property.  Agri-Energy has also entered into a mortgage with respect to the real property located in Luverne Minnesota.

The holders of the 2017 Notes may, at any time until the close of business on the business day immediately preceding the maturity date, convert the principal amount of the 2017 Notes, or any portion of such principal amount which is at least $1,000, into shares of the Company’s common stock. Upon conversion of the 2017 Notes, the Company will deliver shares of common stock at the Conversion Rate of 0.0576 shares of common stock per $1.00 principal amount of the 2017 Notes (equivalent to the Conversion Price of approximately $17.38 per share of common stock). Such Conversion Rate is subject to adjustment in certain circumstances, including in the event that there is a dividend or distribution paid on shares of the common stock or a subdivision, combination or reclassification of the common stock. The Company also has the right to increase the Conversion Rate (i) by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest or (ii) to avoid or diminish any income tax to holders of shares of common stock or rights to purchase shares of common stock in connection with any dividend or distribution. In addition, subject to certain conditions described herein, each holder who exercises its option to voluntarily convert its 2017 Notes will receive a make-whole payment in an amount equal to any unpaid interest that would otherwise have been payable on such 2017 Notes through the maturity date (a “Voluntary Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Voluntary Conversion Make-Whole Payments either in cash or in shares of common stock, at its election.

The Company has the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of its common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable Conversion Price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at its election. The Company did not require any holders to convert in 2015 and has not required any holders to convert through the three months ended March 31, 2016.

If a fundamental change of the Company occurs, the holders of the 2017 Notes may require the Company to repurchase all or a portion of the 2017 Notes at a cash repurchase price equal to 100% of the principal amount of such 2017 Notes, plus accrued and

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

unpaid interest, if any, through, but excluding, the repurchase date, plus a cash make-whole payment for the repurchased 2017 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such convertible 2017 Notes through the maturity date. A fundamental change includes, among other things, the Company’s common stock ceasing to be listed on a national securities exchange.

On July 31, 2014, January 28, 2015, May 13, 2015, November 12, 2015, December 7, 2015 and March 28, 2016, the Company entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants. In connection with the November 12, 2015 amendments, the Company did not issue any warrants or incur any indebtedness.

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

The Company has elected the fair value option for accounting for the 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments and to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at March 31, 2016 of $26.1 million has been recorded at its estimated fair value of $22.4 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at March 31, 2016. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $4.2 million has been recognized in subsequent periods in connection with the election of the fair value option.  Change in the estimated fair value of the 2017 Notes represents an unrealized loss included in gain (loss) from change in fair value of 2017 Notes in the consolidated statements of operations. The fair value of the 2017 Notes at the issuance date was equal to the net proceeds from the loan.  During the three months ended March 31, 2016, the Company incurred cash interest expense of $0.7 million.

The following table sets forth the inputs to the lattice model that were used to value the 2017 Notes for which the fair value option was elected.

	March 31,	December 31,
	2016	2015
Stock price	$0.27	$0.62
Conversion Rate	57.55	57.55
Conversion Price	$17.38	$17.38
Maturity date	March 15, 2017	March 15, 2017
Risk-free interest rate	0.57%	0.74%
Estimated stock volatility	140.0%	140.0%
Estimated credit spread	30.0%	30.0%

The following table sets forth information pertaining to the 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2015	$26,108	$(4,543)	$21,565
Loss from change in fair value of debt	$-	$836	836
Balance - March 31, 2016	$26,108	$(3,707)	$22,401

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the 2017 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the three months ended March 31, 2016, represents an unrealized loss which has been recorded as loss from change in fair value of 2017 Notes in the consolidated statements of operations.

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	March 31,	December 31,
	2016	2015
Secured debt
TriplePoint - May 2014 Advance	$419	$504
Total secured debt	419	504
Less:
Unamortized debt discounts	(12)	(19)
Debt issue costs	(2)	(2)
	405	483
Less current portion of secured debt, net	(342)	(330)
Long-term portion of secured debt, net	$63	$153

Debt discounts and debt issue costs associated with the issuance of the Company’s secured debt and convertible notes are recorded in the consolidated balance sheets as a reduction to related debt balances. The Company amortizes debt discounts and debt issue costs to interest expense over the term of the debt or expected life of the debt using the effective interest method.

Amended Agri-Energy Loan Agreement. In October 2011, the original loan and security agreement with TriplePoint was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol.  The Amended Agri-Energy Loan Agreement includes affirmative and negative covenants and events of default customary for agreements of this type.  In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which originally matured in October 2015. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which originally matured in December 2015, bringing the total amount borrowed under the additional term loan facilities to $15.0 million.  The aggregate amount outstanding under the additional term loan facilities bears interest at a rate equal to 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.  As security for its obligations under the Amended Agri-Energy Loan Agreement, Agri-Energy granted TriplePoint a security interest in and lien upon all of its assets. Gevo, Inc. also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo, Inc. entered into an amendment to its security agreement with TriplePoint (the “Gevo Security Agreement”), which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.

June 2012 Amendments. In June 2012, the Company and Agri-Energy entered into (i) an amendment to the Gevo Security Agreement (the “Security Agreement Amendment”) and (ii) an amendment to the Amended Agri-Energy Loan Agreement. These amendments, among other things: (i) permitted the issuance of the 2022 Notes; (ii) removed Agri-Energy’s and the Company’s options to elect additional interest-only periods upon the achievement of certain milestones; (iii) permitted Agri-Energy to make dividend payments and distributions to the Company for certain defined purposes related to the 2022 Notes; (iv) added as an event of default the payment, repurchase or redemption of the 2022 Notes or of amounts payable in connection therewith other than certain permitted payments related to the 2022 Notes; (v) added a negative covenant whereby the Company may not incur any indebtedness other than as permitted under the Security Agreement Amendment; and (vi) added a prohibition on making any Coupon Make-Whole Payments (as defined in the indenture governing the 2022 Notes) in cash prior to the payment in full of all remaining outstanding obligations under the Amended Agri-Energy Loan Agreement.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

December 2013 Amendments.  In December 2013, the Company entered into additional amendments to certain of its existing agreements with TriplePoint and entered into a new intellectual property assignment agreement in favor of TriplePoint to, among other things:

●	permit the issuance of warrants associated with our December 2013 offering of common stock units;
●	waive any prepayment premium (but not any end-of-term payment) with respect to the Amended Agri-Energy Loan Agreement;
●	expand the events of default to add as an event of default the repurchase of the warrants;
●	grant TriplePoint a lien and security interest in all of the intellectual property of the Company;
●	re-price the three outstanding warrants to purchase common stock of the Company that are held by TriplePoint;
●	waive the requirement for Agri-Energy to make principal amortization payments on the Amended Agri-Energy Loan Agreement through December 31, 2014 (the “Restructure Period”);
●

raise the interest rates under the Amended Agri-Energy Loan Agreement to 13% during the Restructure Period (such rate returned to 11% following the Restructure Period as no event of default under the Amended Agri-Energy Loan Agreement was continuing on the last day of the Restructure Period); and

●

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

May 2014 Amendments. In May 2014, the Company entered into a Consent Under and Third Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement and Omnibus Amendment to Loan Documents (the “May 2014 Amendment”) pursuant to which TriplePoint amended its agreements with the Company and its subsidiaries and consented to (i) the execution, delivery, and performance of the Loan Agreement, the Exchange and Purchase Agreement, the Registration Rights Agreement, the 2017 Notes Indenture, the 2017 Notes, and the other documents related thereto (collectively the “Senior Loan Documents”); (ii) the incurrence of the Term Loan with Whitebox and any other indebtedness under the Senior Loan Documents (collectively, the “Senior Indebtedness”); (iii) the consummation of the exchange of the Term Loan for the 2017 Notes; (iv) the offering, issuance and sale of the 2017 Notes to Whitebox and the conversion of any 2017 Notes into the common stock of the Company pursuant to the terms of the 2017 Notes Indenture; (v) the guaranty of the Senior Indebtedness provided by the Guarantors; (vi) the liens granted by each of the Company and the Guarantors to secure the Senior Indebtedness and the other obligations under the Senior Loan Documents; (vii) the consummation of any transactions contemplated by, and the terms of, the Senior Loan Documents by the Company and the Guarantors; and (viii) the payment and performance of any of the obligations under the Senior Loan Documents by the Company and the Guarantors, including the making of dividends and distributions by the Guarantors to the Company for the purpose of enabling the Company to make any payments under the Senior Loan Documents.

As part of the May 2014 Amendment, the Company repaid $9.6 million in principal payments due under the foregoing loan agreements with TriplePoint and entered into an amended Loan Agreement with TriplePoint.

On July 31, 2014, January 28, 2015, May 13, 2015, November 11, 2015, December 7, 2015 and March 28, 2016, the Company entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.  In connection with the November 11, 2015 amendments, the Company did not issue any warrants or incur any indebtedness.

At March 31, 2016, the Amended Agri-Energy Loan Agreement had a principal balance of $0.5 million, which amortizes on a monthly basis over its remaining term and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of March 31, 2016, Agri-Energy has granted TriplePoint a junior security interest in, and a lien upon, all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement.

Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement. At March 31, 2016 the Company was in compliance with the debt

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

covenants under the Amended Agri-Energy Loan Agreement.  The Company has also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2022 Notes	Debt Discount	Debt Issue Costs	Total
Balance - December 31, 2015	$22,400	$(7,764)	$(295)	$14,341
Amortization of debt discount	-	1,010	-	1,010
Amortization of debt issue costs	-	-	41	41
Balance - March 31, 2016	$22,400	$(6,754)	$(254)	$15,392

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three months ended March 31, 2016 and 2015, respectively, the Company recorded $1.1 million and $0.8 million of expense related to the amortization of debt discounts and issue costs; $0.0 million and $1.0 million of expense related to the conversion of debt; and $0.4 million and $0.5 million of interest expense related to the 2022 Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

The 2022 Notes are convertible at a conversion rate of 11.7113 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, subject to adjustment in certain circumstances as described in the Indenture. This is equivalent to a conversion price of approximately $85.35 per share of common stock. Holders may convert the 2022 Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

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

In November 2015, the Company issued 1,107,833 shares of common stock to redeem 2,500 bonds at a face value of $1,000 per bond and reduce the liability of the 2022 Notes by $2.5 million. The net loss on the extinguishment of the 2022 Notes was $0.05 million.  In February 2015, the Company issued 170,042 shares of common stock to convert 2,000 bonds at a face value of $1,000 per bond to reduce the liability of the 2022 Notes by $2.0 million. The net gain on the extinguishment of the 2022 Notes was $0.3 million.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company shall have a provisional redemption right (“Provisional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the conversion price for the 2022 Notes in effect on such trading day. On or after July 1, 2017, the Company shall have an optional redemption right (“Optional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of 2022 Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

If there is an Event of Default (as defined in the Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.  There have been no Events of Default as of March 31, 2016.

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through March 31, 2016 was sold to C&N pursuant to an ethanol purchase and marketing agreement.  The ethanol purchase and marketing agreement with C&N was entered into in April 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). During September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (“ATJ”) fuel for the purposes of certification and testing by the U.S. Air Force.  The term of the agreement was through December 2012.  The Company recorded $0.6 million of revenue under this award during the year ended December 31, 2012.  In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of ATJ fuel.   In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of ATJ fuel and in May 2013 this initial order was increased by 12,500 gallons.  In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of ATJ fuel. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $1.0 million, $2.0 million and $1.9 million, respectively, of revenue associated with shipments of ATJ fuel under these contracts. The Company did not record any revenue associated with shipments of ATJ fuel under these agreements in the three months ended March 31, 2016.

Alaska Airlines. In May 2015, the Company entered into a strategic alliance agreement with Alaska Airlines. Pursuant to the terms of this agreement, Alaska Airlines agreed to purchase an initial quantity of the Company’s ATJ fuel when the Company secures a revision to ASTM D7566, which occurred in April 2016. All of the ATJ fuel to be supplied under this agreement is expected to be produced from renewable isobutanol at the Agri-Energy Facility and then re-processed at a hydrocarbon processing demonstration plant near Houston, Texas, in partnership with South Hampton Resources, Inc.

BCD Chemie. In April 2015, the Company entered into a first purchase order to supply isooctene to BCD Chemie, a subsidiary of Brenntag AG, a leading chemical distributor based in Germany. BCD Chemie is targeting applications in Europe to replace petroleum-based hydrocarbons to enable companies to meet regulatory requirements for renewable content in fuels while satisfying the performance requirements of their customers. We subsequently entered into additional purchase orders to supply isooctene to BCD Chemie in 2016. To date, the total value of the purchase orders with BCD Chemie is over $1 million.

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. During November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). In the agreement, Coca-Cola agreed to pay the Company a fixed price fee for a research program outlined in the agreement. This agreement covered three years and represented $2.6 of revenue.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

License Agreements

Licensing Agreement with Porta. In January 2016, the Company entered into a license agreement and joint development agreement with Porta Hnos. S.A. (“Porta”) to retrofit multiple isobutanol plants in Argentina using corn as a feedstock, the first of which is expected to be wholly owned by Porta and is anticipated to begin producing isobutanol in 2017.  The plant is expected to have a production capacity of up to five million gallons of isobutanol per year. Once the plant is operational, Gevo expects to generate revenues from this licensing arrangement, through royalties, sales and marketing fees, and other revenue streams such as yeast sales. The agreements also contemplate Porta retrofitting at least three additional isobutanol plants for certain of their existing ethanol plant customers. For these projects, Gevo would be the direct licensor of its technology and the marketer for any isobutanol produced, and would expect to receive all royalties and sales and marketing fees generated from these projects. Porta would provide the engineering, procurement and construction (“EPC”) services for the projects. The production capacity of these additional plants is still to be determined.

Joint Development Agreement with Praj Industries Limited.  In November 2015, the Company entered into a joint development agreement (“JDA”) with Praj Industries Limited (“Praj”), which establishes a strategic relationship to: (i) jointly develop our technology for use in certain ethanol plants that utilize certain non-corn based feedstocks (the “Feedstock”); (ii) jointly develop an engineering package for greenfield isobutanol plants and retrofitting ethanol plants to produce renewable isobutanol from the Feedstock; and (iii) license our technology to build greenfield isobutanol plants and retrofit certain ethanol plants to produce isobutanol. The Company and Praj will jointly develop and optimize the parameters to produce isobutanol from the Feedstock. After the development work is completed, the Company will negotiate commercial license agreements with Praj and third party licensees. Praj has the exclusive right to supply equipment and process engineering services for (i) certain greenfield isobutanol plants covered by the JDA and (ii) the addition of isobutanol capacity for certain ethanol plants that utilize the Feedstock and Praj technology. Praj agreed to meet certain milestones to maintain its exclusive rights. The Company will negotiate and license our technology for producing isobutanol directly with the ethanol plants covered by the JDA and will also have the right to supply biocatalysts, nutrient packages, and support services to such plants. Praj will be the EPC services supplier for the ethanol plants covered by the JDA and we will be the exclusive seller of all isobutanol produced by such plants.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In addition to the royalties discussed above for sales of isobutanol in the Direct Fuel Blending field, and subject to the Company’s right to sell up to 30 million gallons of isobutanol per year in any field on a royalty-free basis, the Company will pay to Butamax a royalty per gallon of isobutanol sold or transferred by the Company, its affiliates or sublicensees within the field of isobutylene (a derivative of isobutanol) applications (other than isobutylene for paraxylene, isooctane, Jet, diesel and oligomerized isobutylene applications).  Likewise, in addition to the royalties discussed above for sales of isobutanol in the Jet field, and subject to Butamax’s right to sell up to 30 million gallons of isobutanol per year in any field on a royalty-free basis, Butamax will pay to the Company a royalty per gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the fields of marine gasoline, retail packaged fuels and paraxylene (except for gasoline blending that results in use in marine or other fuel applications).  The royalties described above will be due only once for any volume of isobutanol sold or transferred under the License Agreement, and such royalties accrue when such volume of isobutanol is distributed for end use in the particular royalty-bearing field.  All sales of isobutanol in other fields will be royalty-free, subject to the potential technology fee described below.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

with Land O’Lakes Purina Feed to explore opportunities to upgrade the iDGs™ for special value-added applications in feed markets.   Land O’Lakes Purina Fees also provides marketing services for the sale of the Company’s ethanol distiller grains.

In June 2015, Agri-Energy entered into a Price Risk Management, Origination and Merchandising Agreement (the “Origination Agreement”) with FCStone Merchant Services, LLC (“FCStone”) and a Grain Bin Lease Agreement with FCStone (the “Lease Agreement” and, together with the Origination Agreement, the “FCStone Agreements”). Pursuant to the Origination Agreement, FCStone will originate and sell to Agri-Energy, and Agri-Energy will purchase from FCStone, the entire volume of corn grain used at the Agri-Energy Facility.  The initial term of the Origination Agreement will continue for a period of eighteen months and will automatically renew for additional terms of one year unless Agri-Energy gives notice of non-renewal to FCStone. FCStone will receive an origination fee for purchasing and supplying Agri-Energy with all of the corn used at the Agri-Energy Facility. As security for the payment and performance of all indebtedness, liabilities and obligations of Agri-Energy to FCStone, Agri-Energy granted to FCStone a security interest in the corn grain stored in grain storage bins owned and operated by Agri-Energy (“Storage Bins”) and leased to FCStone pursuant to the Lease Agreement. Pursuant to the Lease Agreement, FCStone will lease Storage Bins from Agri-Energy to store the corn grain prior to title of the corn grain transferring to Agri-Energy upon Agri-Energy’s purchase of the corn grain. FCStone agreed to lease Storage Bins sufficient to store 700,000 bushels of corn grain and pay to Agri-Energy $175,000 per year. The term of the Lease Agreement will run concurrently with the Origination Agreement, and will be extended, terminated, or expire in accordance with the Origination Agreement. The Company also entered into an unsecured guaranty (the “Guaranty”) in favor of FCStone whereby the Company guaranteed the obligations of Agri-Energy to FCStone under the Origination Agreement. The Guaranty shall terminate on the earlier to occur of (i) April 15, 2020 or (ii) termination of the Origination Agreement.

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

9. Gevo Development

Gevo currently owns 100% of the outstanding equity interests of Gevo Development.

Gevo made capital contributions to Gevo Development of $4.1 million and $7.9 million, respectively, during the three months ended March 31, 2016 and the year ended December 31, 2015.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy) which has been fully allocated to Gevo capital contribution account based upon 100% ownership.

	Three Months Ended March 31,
	2016	2015
Gevo Development Net Loss	$(3,576)	$(4,336)

In connection with the formation of Gevo Development in September 2009, the Company granted CDP Gevo, LLC a warrant to purchase 57,200 shares of the Company’s common stock. The warrant has an exercise price of $40.50 per share which represented the estimated fair value of Gevo, Inc.’s common stock on the date of grant. The warrant expires in September 2016, unless terminated earlier as provided in the warrant agreement.

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary which is then consolidated into Gevo. As of March 31, 2016, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. In addition, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

10. Stock-Based Compensation

The Company records expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Stock options and employee stock purchase plan awards
Research and development	$25	$45
Selling, general and administrative	103	99

Restricted stock awards
Research and development	50	101
Selling, general and administrative	68	157

Restricted stock units
Research and development	13	-
Selling, general and administrative	99	-
Total stock-based compensation	$358	$402

11. Commitments and Contingencies

Legal Matters.  From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

Leases. During the year ended December 31, 2012, the Company entered into a six year software license agreement. The Company concluded that the software license agreement qualified as a capital lease. Accordingly, at March 31, 2016 and December 31, 2015, the Company had capital lease liabilities of $0.2 million and $0.2 million, respectively, included in accounts payable and accrued liabilities and other long-term liabilities on its consolidated balance sheet.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.  The Company has an operating lease for the rail cars used by Agri-Energy in Luverne, Minnesota.

Rent expense for the three months ended March 31, 2016 and years ended December 31, 2015 and 2014 was $0.07 million, $0.5 million and $0.5 million, respectively. The Company recognizes rent expense on its operating leases on a straight-line basis.

The table below shows the future minimum payments under non-cancelable operating leases and capital leases at March 31, 2016 (in thousands):

	Operating Leases	Capital Lease	Total Lease Obligations
2016	1,198	162	1,360
2017	1,427	167	1,594
2018	1,435	-	1,435
2019	921	-	921
2020	391	-	391
2021 and Thereafter	98	-	98
Total	5,470	329	5,799

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2016 and December 31, 2015, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2016 or as of December 31, 2015.

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

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. The Company incurred a write-down of inventory of $0.1 million during the three months ended March 31, 2015.  The Company incurred no write-down of inventory during the three months ended March 31, 2016.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.

2017 Notes.  The Company has estimated the fair value of the 2017 Notes to be $22.4 million and $21.6 million at March 31, 2016 and December 31, 2015, respectively, based upon Level 2 inputs, including the market price of the Company’s common stock.  The Company has valued the 2017 Notes and all of its components using the fair value option as there are no embedded instruments which qualify for equity presentation.  See Note 7 for the fair value inputs used to estimate the fair value of the 2017 Notes.

2022 Notes Embedded Derivative. The Company has estimated the fair value of the 2022 Notes, including the embedded derivative, to be $15.4 million and $14.3 million at March 31. 2016 and December 31, 2015, respectively, based upon Level 2 inputs, including the market price of the 2022 Notes derived from actual trades of the 2022 Notes. The Company has estimated the fair value of the embedded derivative on a stand-alone basis to be zero at March 31, 2016 and December 31, 2015, based upon Level 2 inputs. See Note 5 above for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. In December 2013, the Company issued 2013 Warrants to purchase 1,420,250 shares of the Company’s common stock. Based on the terms of the 2013 Warrants, the Company determined that the 2013 Warrants qualify as a

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2013 Warrants as of December 31, 2015 to be $0.2 million based upon Level 3 inputs, utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model. The Company determined the estimated fair value of the 2013 Warrants as of March 31, 2016 to be $0.05 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model.

In August of 2014, the Company issued 2014 Warrants to purchase 1,000,000 shares of the Company’s common stock.  Based on the terms of the 2014 Warrants, the Company determined that the 2014 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2014 Warrants as of December 31, 2015 and March 31, 2016 to be $0.1 million and $0.03 million, respectively based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2014 Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2014 Warrants as of March 31, 2016 due to the lack of market trades of the 2014 Warrants during the three months ended March 31, 2016.

In February of 2015, the Company issued Series A Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the Series A Warrants, the Company determined that the Series A Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series A Warrants at the issuance date of February 3, 2015 to be $1.4 million. As of December 31, 2015 and March 31, 2016, the estimated fair value of the Series A Warrants was $0.9 million and $0.4 million respectively based upon Level 3 inputs utilizing an analysis of actual historical market trades of the Series A Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the Series A Warrants as of February 3, 2015, December 31, 2015 and March 31, 2016 due to the lack of market trades of the Series A Warrants.

In February of 2015, the Company issued Series B Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the Series B Warrants, the Company determined that the Series B Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series B Warrants at the issuance date of February 3, 2015 to be $2.5 million based upon Level 3 inputs.   As of both December 31, 2015 and March 31, 2016 the estimated fair value was $0.0       as the Series B Warrants expired on August 3, 2015.

In May of 2015, the Company issued Series C Warrants to purchase 430,000 shares of the Company’s common stock.  Based on the terms of the Series C Warrants, the Company determined that the Series C Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series C Warrants at the issuance date of May 19, 2015 to be $1.2 million.   As of December 31, 2015 and March 31, 2016, the estimated fair value was $0.1 million and $0.05 million, respectively based upon Level 3 inputs utilizing an analysis of actual historical market trades of the Series C Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the Series C Warrants as of May 19, 2015, December 31, 2015 and March 31, 2016 due to the lack of market trades of the Series C Warrants.

In December 2015, the Company issued 10,050,000 Series D Warrants and 8,000,000 Series E Warrants. Based on the terms of the Series D Warrants and Series E Warrants, the Company determined that the each of the Series D Warrants and Series E Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series D Warrants to be $5.7 million as of the issuance date, $5.2 million as of December 31, 2015 and $2.4 million as of March 31, 2016 utilizing a Monte-Carlo simulation model.  The Company relied on Level 1 inputs of the market price for estimating the fair value of the Series E Warrants, and determined the fair value to be $5.3 million as of the issuance date, $4.0 million as of December 31, 2015, and $0.02 million as of March 31, 2016.

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

	Three Months Ended March 31,
	2016	2015
Revenues:
Gevo	$505	$801
Gevo Development / Agri-Energy	5,815	5,098
Consolidated	$6,320	$5,899

Loss from operations:
Gevo	$(2,307)	$(5,224)
Gevo Development / Agri-Energy	(3,559)	(4,312)
Consolidated	$(5,866)	$(9,536)

Interest expense:
Gevo	$2,134	$2,007
Gevo Development / Agri-Energy	17	28
Consolidated	$2,151	$2,035

Depreciation expense:
Gevo	$168	$211
Gevo Development / Agri-Energy	1,453	1,451
Consolidated	$1,621	$1,662

Acquisitions of plant, property and equipment:
Gevo	$3	$2
Gevo Development / Agri-Energy	2,244	124
Consolidated	$2,247	$126

	March 31,	December 31,
	2016	2015
Total assets:
Gevo	$91,986	$100,394
Gevo Development / Agri-Energy	159,749	157,661
Intercompany eliminations	(156,223)	(155,224)
Consolidated	$95,512	$102,831

14. Subsequent Events

On April 1, 2016, we completed the sale of 3,721,429 Series C units, which each consisted of one share of our common stock, a Series F warrant to purchase one share of our common stock (each, a “Series F Warrant”) and two Series H warrants, each to purchase one share of our common stock (each, a “Series H Warrant”),  and 6,571,429 Series D units, which each consisted of one pre-funded Series G warrant to purchase one share of our common stock, one Series F Warrant and two Series H Warrants, pursuant to an underwritten public offering.  We received gross proceeds of approximately $3.5 million, not including any future proceeds from the exercise of the warrants.  We received $1.2 million of the proceeds prior to March 31, 2016 and these proceeds were recorded as an advanced deposit as of March 31, 2016 and included in our cash and cash equivalents on the accompanying unaudited consolidated balance sheets as of March 31,2016.  This offering was completed after the period covered by the accompanying unaudited consolidated financial statements and, other than as set forth in the preceding sentence, is not reflected in such financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to the continued listing of our common stock on The NASDAQ Capital Market, our ability to raise additional funds to continue operations, our ability to produce isobutanol at a profit, achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition and changes in economic conditions and those risks described in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2015 (our “Annual Report”), and other reports that we have filed with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In order to produce and sell isobutanol made from renewable sources, we have developed the Gevo Integrated Fermentation Technology® (“GIFT®”), an integrated technology platform for the efficient production and separation of renewable isobutanol. GIFT® consists of two components, proprietary biocatalysts that convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit that is designed to continuously separate isobutanol during the fermentation process. We developed our technology platform to be compatible with the existing approximately 25 billion gallons per year of global operating ethanol production capacity, as estimated by the Renewable Fuels Association.

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

2016 Highlights and Developments

•

On January 26, 2016, we filed a Current Report on Form 8-K, stating that we had received a letter from the staff of The NASDAQ Stock Market LLC (“NASDAQ”) providing notification that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until July 25, 2016, to regain compliance. We intend to monitor the bid price of our common stock and our minimum market value of listed securities and will consider options available to us to achieve compliance.

•

In February 2016, we announced that we had entered into a license agreement and a joint development agreement with Porta Hnos. S.A. to Retrofit multiple isobutanol plants in Argentina using corn as a feedstock.

•

In March 2016, we restarted the production of isobutanol at our facility in Luverne, Minnesota following the completion of capital projects designed to decrease the cost of isobutanol production by insourcing parts of the process that have previously been done off-site by third parties.

•

On March 21, 2016, a fire occurred in the dryer portion of the Company’s production facility located in Luverne, Minnesota (the “Agri-Energy Facility”) which is used to dry distiller’s grains which we sell as an animal co-product.  The damage was limited to the dryer portion of the Agri-Energy Facility and no persons were injured in the fire.  As a result of the fire, the Agri-Energy Facility was shut-down for approximately one week.  The Agri-Energy Facility recommenced production on Monday, March 28, 2016.  The fire was not a result of the new equipment that was recently installed at the Agri-Energy Facility.  We do not expect that the recent fire at the Agri-Energy Facility will have a material adverse effect on the Company’s production of isobutanol or financial condition.

•

On April 1, 2016, we completed the sale of 3,721,429 Series C units, which each consist of one share of our common stock, a Series F warrant to purchase one share or our common stock (each, a “Series F Warrant”) and two Series H warrants, each to purchase one share of our common stock (each, a “Series H Warrant”),  and 6,571,429 Series D units, which each consisted of one pre-funded Series G warrant to purchase one share of our common stock (each a Series G Warrant”), one Series F Warrant and two Series H Warrants, pursuant to an underwritten public offering.  We received gross proceeds of approximately $3.5 million, not including any future proceeds from the exercise of the warrants.  We received $1.2 million of the proceeds prior to March 31, 2016 these proceeds were recorded as an advanced deposit and included in our cash and cash equivalents on the accompanying unaudited consolidated balance sheets as of March 31, 2016.  This offering was completed after the period covered by the accompanying unaudited consolidated financial statements and, other than as set forth in the preceding sentence, is not reflected in such financial statements.

•

On April 12, 2016, we received notice that ASTM International has now completed its process of approving the revision of ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) to include alcohol to jet synthetic paraffinic kerosene (ATJ-SPK) derived from renewable isobutanol.   As a result, ASTM International has published the revision of ASTM D7566 on its website and Gevo’s renewable alcohol to jet fuel (“ATJ”) is now eligible to be used as a blending component in standard Jet A-1 for commercial airline use in the United States and in many other countries around the globe.  Gevo’s ATJ is eligible to be used for up to a 30% blend in conventional jet fuel for commercial flights.

•	As previously announced, Alaska Airlines is now poised to fly the first-ever commercial test flight using our ATJ. The flight is currently scheduled to be flown in the first half of June 2016.

Outlook for 2016

As previously disclosed, we restarted production of isobutanol at the Agri-Energy Facility in March 2016 following the completion of capital projects designed to decrease the cost of production for isobutanol.  Given the important improvements made to the production process at the Agri-Energy Facility and the fact that production restarted late in the first quarter of 2016, it will take some time to ramp up production and optimize the operation of the improved Agri-Energy Facility.  At this time, the Company re-affirms its prior guidance for 2016 as follows:

•	Increase isobutanol production at our Agri-Energy Facility to a range of 750,000 to 1 million gallons in 2016;
•

Decrease the variable cost of producing isobutanol at our Agri-Energy Facility to a range of $3.00-$3.50/gallon (assumes corn price of $3.65 per bushel and nets the value of the isobutanol distiller's grains (the "iDGs™"), enabling isobutanol to be produced at a positive contribution margin, based on an expected average selling price for isobutanol of between $3.50-$4.50/gallon;

•	Increase sales of isobutanol into core markets such as the renewable ATJ fuel, marina, off-road, isooctane and solvents markets.
•	Achieve an average quarterly corporate-wide EBITDA burn rate (excluding stock-based compensation) of $3.5-$4.5 million per quarter.

Financial Condition

For the three months ended March 31, 2016 and 2015, we incurred a consolidated net loss of $3.6 million and $7.3 million respectively, and had an accumulated deficit of $343.1 million at March 31, 2016.  Our cash and cash equivalents at March 31, 2016 totaled $8.7 million which will be used for the following: (i) operating activities of our plant located in Luverne, Minnesota; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; and (v) debt service obligations.

We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. To date, we have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.  Based on our current operating plan, existing working capital at March 31, 2016 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2016 unless we are able to raise additional capital to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern. Our inability to continue as a going concern may potentially affect our rights and obligations under our debt obligations.

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

Restructuring/Recapitalization Discussions

As noted above, based on our current operating plan, existing working capital at March 31, 2016 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2016 unless we are able to raise additional capital to fund operations.  In the course of securing adequate capital for the Company, we have engaged from time to time in discussions with Whitebox Advisors, LLC (“Whitebox”), the administrative agent for the holders of our 10% convertible senior secured notes due 2017, which were issued in June 2014 (the “2017 Notes”), with respect to a recapitalization of the Company, which may include the 2017 Notes, the 7.5% convertible senior notes due 2022, which were issued in July 2012 (the “2022 Notes”) and the secured debt owed to TriplePoint Capital LLC (“TriplePoint”).  We believe that a recapitalization transaction whereby the Company’s debt is reduced (and/or the maturity date is extended) and a sufficient amount of working capital is provided to fund operations would reduce the current liquidity risks for the Company.

There can be no assurances that the Company will implement a recapitalization transaction.  If the Company is unable to implement a recapitalization or restructuring transaction involving Whitebox, the holders of the 2022 Notes and TriplePoint, the Company will have to seek other strategic alternatives, including other sources of financing and, if unsuccessful, may be forced to seek the protection of bankruptcy court by filing for bankruptcy.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015 (in thousands)

	Three Months Ended March 31,
	2016	2015	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,757	$5,098	$659
Hydrocarbon revenue	298	517	(219)
Grant and other revenue	265	284	(19)
Total revenues	6,320	5,899	421

Cost of goods sold	9,223	9,234	(11)

Gross loss	(2,903)	(3,335)	432

Operating expenses
Research and development expense	1,044	1,722	(678)
Selling, general and administrative expense	1,919	4,479	(2,560)
Total operating expenses	2,963	6,201	(3,238)

Loss from operations	(5,866)	(9,536)	3,670

Other (expense) income
Interest expense	(2,151)	(2,035)	(116)
Gain on conversion of debt	-	285	(285)
(Loss)/Gain from change in fair value of the 2017 Notes	(836)	3,765	(4,601)
Gain from change in fair value of derivative warrant liability	5,248	167	5,081
Other income	-	11	(11)
Total other income, net	2,261	2,193	68

Net loss	$(3,605)	$(7,343)	$3,738

Revenues. During the three months ended March 31, 2016, we recognized revenue of $5.8 million associated with the sale of 3.8 million gallons of ethanol, as well as isobutanol and related products, an increase in revenue from ethanol and related products of $0.7 million from the quarter ended March 31, 2015.  Hydrocarbon revenue decreased during the three months ended March 31, 2016 primarily as a result of timing of shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas.

Cost of goods sold. Our cost of goods sold during the three months ended March 31, 2016 included $7.8 million associated with the production of ethanol, isobutanol and related products and approximately $1.5 million in depreciation expense.

Research and development expense. Research and development expenses decreased approximately $0.7 million during the three months ended March 31, 2016 primarily due to a $0.3 million decrease related to reduced employee, consultant and contract staff related expenses and a $0.2 million decrease in costs related to the South Hampton facility as a result of timing of shipments of finished products from the facility.

Selling, general and administrative expense. The decrease in selling, general and administrative expenses during the three months ended March 31, 2016 primarily resulted from an aggregate decrease of $2.4 million in general, patent, and litigation legal expenses.

Interest expense. Interest expense, including debt issue costs, during the three months ended March 31, 2016 were consistent with interest expense for the three months ended March 31, 2015.

(Loss)/Gain from change in fair value of the 2017 Notes. During the three months ended March 31, 2016, we reported a $0.8 million loss associated with the increase in fair value of the 2017  Notes, primarily as a result of the note approaching maturity. During the three months ended March 31, 2015, we reported a $3.8 million gain associated with the decrease in fair value of the 2017 Notes, primarily as a result of a decrease in the price of our common stock in the first quarter of 2015.

Gain from change in fair value of derivative warrant liability. During the three months ended March 31, 2016 the estimated fair value of the derivative warrant liability decreased primarily associated with the decrease in the price of our common stock between December 31, 2015 and March 31, 2016.  As a result, the Company reported a $5.2 million gain during the three months ended March 31, 2016.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three months ended March 31, 2016 and 2015, we generated revenue from: (i) the sale of ethanol, isobutanol  and related products; (ii) hydrocarbon sales consisting primarily of the sale of ATJ fuel, isooctane and bio-paraxylene (“bio-PX”) derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the three months ended March 31, 2016 and 2015 primarily includes costs directly associated with isobutanol production and ethanol production at the Agri-Energy Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs.  Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Other operating costs include utilities and natural gas usage.

Our gross loss is defined as our total revenue less our cost of goods sold.

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

Liquidity and Capital Resources

Since our inception in 2005, we have devoted most of our cash resources to manufacturing, research and development, defense of intellectual property and selling, general and administrative activities related to the commercialization of isobutanol, as well as related products from renewable feedstocks.  We have incurred losses since inception and expect to incur losses through at least 2016.  To date, we have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.

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

In February 2015, we closed the sale of 2,216,667 shares of common stock, Series A warrants to purchase an additional 2,216,667 shares of common stock and Series B warrants to purchase an additional 2,216,667 shares of common stock. As of March 31, 2016, the Series A warrants had an exercise price of $1.00 per share, were exercisable from the date of original issuance and will expire on February 3, 2020. The Series B warrants expired on August 3, 2015. The gross proceeds to the Company were approximately $6.7 million, not including any future proceeds from the exercise of the warrants. The Company did not conduct any financing transactions during the three months ended March 31, 2016.

As of March 31, 2016, we had an accumulated deficit of $343.1 million with cash and cash equivalents totaling $8.7 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2016		2015
Net cash (used in) provided by operating activities	$(5,504)		$(9,489)
Net cash (used in) provided by investing activities	(2,247)		(126)
Net cash (used in) provided by financing activities	(608)	(1)	7,609
(1)	Does not include the pre-funded portion of the proceeds of the Company’s offering of common stock and warrants that closed on April 1, 2016.

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses, research and development-related expenses which include costs incurred under development agreements; costs and expenses for the production of isobutanol, ethanol and related products; logistics costs; costs associated with further processing of isobutanol and costs associated with the operation of the hydrocarbon demonstration production facility located in Silsbee, Texas.

During the three months ended March 31, 2016, we used $5.5 million in cash from operating activities primarily resulting from a net loss of $3.6 million, partially offset by $1.4 million in non-cash gains and expenses and $0.5 million associated with working capital.

Investing Activities

During the three months ended March 31, 2016, we used $2.3 million in cash from investing activities related to capital expenditures at our Agri-Energy Facility.

Financing Activities

During the three months ended March 31, 2016, we used $0.6 million associated with financing activities, primarily related to debt issuance costs from the public offering of Series A units and Series B units in December of 2015.

2017 Notes

In May 2014, the Company entered into a term loan agreement (the “Loan Agreement”) with the lenders party thereto from time to time (each , a “Lender” and collectively the “Lenders”) and Whitebox, as administrative agent for the Lenders, with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more senior secured term loans to the Company in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement (collectively, the “Term Loan”). The first advance of the Term Loan in the amount of $22.8 million, net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was made to the Company in May 2014. Also in May 2014, the Company and its subsidiaries entered into an Exchange and Purchase Agreement (the “Exchange and Purchase Agreement”) with WB Gevo, Ltd. and the other Lenders party thereto from time to time and Whitebox, in its capacity as administrative agent for the Lenders. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were given the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for our 2017 Notes which are convertible into shares of the Company’s common stock.  While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

In June 2014, the Lenders exchanged $25.9 million, the aggregate outstanding principal amount of the Term Loan, for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee. The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share or 0.0576 shares per $1 principal amount of 2017 Notes.  The 2017 Notes do not contain any rights to anti-dilution adjustments for future equity issuances that are below the Conversion Price, and adjustments to the Conversion Price would be made only in the event that (i)

there is a dividend or distribution paid on shares of our common stock or (ii) there is a subdivision, combination or reclassification of such common stock. Optional prepayment of the 2017 Notes is not permitted.

As of March 31, 2016, the outstanding principal on the 2017 Notes was $26.1 million.

See Note 7, Senior Secured Debt, Secured Debt and 2022 Notes, to our consolidated financial statements included herein for further discussion of the 2017 Notes.

2022 Notes

In July 2012, we sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of cash discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013.

The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted.  Additionally, on July 1, 2017, each holder will have the right to require us to repurchase all of such holder’s 2022 Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such 2022 Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.  The 2022 Notes are convertible into shares of our common stock at a conversion price of $85.35 per share or 11.7113 shares per $1,000 principal amount of 2022 Notes.

As a result of certain conversions and exchanges, the principal balance of the 2022 Notes has been reduced to $22.4 million as of March 31, 2016.

See Note 7, Senior Secured Debt, Secured Debt and 2022 Notes, to our consolidated financial statements included herein for further discussion of the 2022 Notes.

Secured Long-Term Debt

As of March 31, 2016, the outstanding principal of our secured debt owed to TriplePoint was $0.5 million.

See Note 7, Senior Secured Debt, Secured Debt and 2022 Notes, to our consolidated financial statements included herein for further discussion of the secured debt owed to TriplePoint.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2015.  However, see Note 1, Nature of Business, Financial Condition and Basis of Presentation, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.  For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at March 31, 2016 (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total
Principal debt payments (1)	$26,465	$63	$-	$22,400	$48,928
Interest payments on debt (2)	4,314	3,361	3,360	2,520	$13,555
Operating leases (3)	1,463	2,862	1,047	98	$5,470
Software license agreement (4)	162	167	-	-	$329
Total	$32,404	$6,453	$4,407	$25,018	$68,282

(1)	Represents cash principal payments due to Whitebox, TriplePoint and to holders of the 2022 Notes.
(2)	Represents cash interest payments due to Whitebox, TriplePoint and to holders of the 2022 Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars in Luverne, Minnesota for ethanol and isobutanol shipments.
(4)	Amounts due under a software license agreement.

The table above reflects only payment obligations that are fixed and determinable as of March 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the three months ended March 31, 2016. For a discussion of our market risk associated with commodity prices, equity prices and interest rates see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Based on their evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and the risk factors set forth below, which could materially affect our business, financial condition, cash flows or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Relating to our Business and Strategy

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses of $3.6 million, $36.2 million, $41.1 million, and $66.8 million during the three months ended March 31, 2016 and the years ended December 31, 2015, 2014, and 2013, respectively. As of March 31, 2016, we had an accumulated deficit of $343.1 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue from the sale of isobutanol, ethanol and related products at the Agri-Energy Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.

Additionally, we have generated limited revenue from the sale of products such as alcohol-to-jet fuel produced from isobutanol that has been used for engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants, cooperative agreements or product supply contracts, our revenues could be adversely affected.

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

In particular, over time, costs related to defending the validity of our issued patents and challenging the validity of the patents of others at the U.S. Patent and Trademark Office may be significant. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during the foreseeable future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Risks Related to Owning Our Securities.

Future issuances of our common stock or instruments convertible or exercisable into our common stock, including in connection with conversions of our convertible notes or exercises of warrants, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.

We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of our convertible notes and/or the exercise of some or all of our outstanding warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Additionally, under the terms of certain warrants in the event that a warrant is exercised at a time when we do not have an effective registration statement covering the underlying shares of common stock on file with the SEC, such warrant may be net exercised, which will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.

As of March 31, 2016, we had $22.4 million in outstanding .5% Convertible Senior Notes due 2022, which were issued in July 2012 (the “2022 Notes”), which were convertible into 4,758,858 shares of common stock at the conversion rate in effect on March 31, 2016 (which amount includes 4,496,525 shares of common stock issuable in full satisfaction of the coupon make-whole payments due in connection therewith). The anticipated conversion of the $22.4 million in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have the option to issue common stock to any converting holder in lieu of making any required coupon make-whole payment in cash. If we elect to issue our common stock for such payment, the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. If our stock price decreases, the number of shares we would be required to deliver in connection with the coupon make-whole payments would increase. Given that the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the 2022 Notes or making cash payments in respect of the coupon make-whole payments due upon a conversion, we may be unable to make such payment in cash. If we issue additional shares of our common stock in satisfaction of such payments, this may cause significant additional dilution to our existing stockholders.

As of March 31, 2016, we had $26.1 million in outstanding 10% Convertible Senior Notes, due 2017, which were issued in June 2014 (the “2017 Notes”), which were convertible into 1,650,076 shares of our common stock at the conversion rate in effect on March 31, 2016. The 1,650,076 shares includes 146,255 shares of common stock that may be issuable from time to time in the event that the Company pays a portion of the interest on the 2017 Notes in kind or elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. The anticipated conversion of the outstanding 2017 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2017 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

On April 1, 2016, we completed the sale of 3,721,429 Series C units, which each consisted of one share of our common stock, one Series F warrant to purchase one share of our common stock (each a “Series F Warrant”) and two Series H warrants, each to purchase one share of our common stock (each, a “Series H Warrant”), and  6,571,429 Series D units, which each consisted of one pre-funded Series G warrant to purchase on share of our common stock, one Series F Warrant and two Series H Warrants, pursuant to an underwritten public offering.  We received gross proceeds of approximately $3.5 million, not including any future proceeds from the exercise of the warrants.  We received $1.2 million of the proceeds prior to March 31, 2016 and these proceeds were recorded as an advanced deposit and included in our cash and cash equivalents on the accompanying unaudited consolidated balance sheets as of March 31, 2016.  This offering was completed after the period covered by the accompanying unaudited consolidated financial statements and it is not reflected in such financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
1.1	Underwriting Agreement, dated March 29, 2016, by and between Gevo, Inc. and H.C. Wainwright & Co., LLC..	8-K	001-35073	March 29, 2016	1.1
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Plain English Warrant Agreement No. 0647-W-01, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.11
4.6	Plain English Warrant Agreement No. 0647-W-02, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.12
4.7	First Amendment to Plain English Warrant Agreement, No. 0647-W- 03, dated October 20, 2011, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	October 26, 2011	10.7
4.8	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.11	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.12	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1
4.13	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.14	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.15†	Indenture, dated June 6, 2014, by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1
4.16	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.17	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd.	8-K	001-35073	January 30, 2015	4.1
4.18†	Exchange and Purchase Agreement, dated May 9, 2014, by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement.	8-K	001-35073	May 23, 2014	4.1
4.19	Registration Rights Agreement, dated May 9, 2014, by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement.	8-K	001-35073	May 15, 2014	4.2
4.20	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.21	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.22	Third Supplemental Indenture, dated May 13, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	May 15, 2015	4.1
4.23	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.24	Fourth Supplemental Indenture, dated June 1, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	August 7, 2015	4.26

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.25	Fifth Supplemental Indenture, dated August 22, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	November 5, 2015	4.27

4.26	Seventh Supplemental Indenture, dated December 7, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	December 9, 2015	4.1

4.27	Form of Series D Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1

4.28	Form of Series E Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.2

4.29	Eighth Supplemental Indenture, dated March 28, 2016, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	March 29, 2016	4.1

4.30	Form of Series F Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.1

4.31	Form of Pre-Funded Series G Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.2

4.32	Form of Series H Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.3

10.1†	Joint Development Agreement, dated February 1, 2016, by and between Gevo, Inc. and Porta Hnos S.A	8-K	001-35073	February 5, 2016	10.1

10.2†	Commercial License Agreement, dated February 1, 2016, by and between Gevo, Inc. and Porta Hnos S.A.	8-K	001-35073	February 5, 2016	10.2

10.3	Consent Under and Ninth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated March 28, 2016, by and among Gevo, Inc., Agri-Energy, LLC and TriplePoint Capital LLC.	8-K	001-35073	March 29, 2016	10.1
10.4	Tenth Amendment to Plain English Security Agreement, dated March 28, 2016, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	March 29, 2016	10.2
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

						X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc. (REGISTRANT)

By:	/s/ MICHAEL J. WILLIS
Michael J. Willis Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  May 12, 2016