Form 10-Q
period 2016-06-30
Gevo, Inc.
filed 2016-08-10
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016, 89,523,003 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	(unaudited)
	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$22,617	$17,031
Accounts receivable	1,674	1,391
Inventories	2,885	3,487
Prepaid expenses and other current assets	884	731
Total current assets	28,060	22,640

Property, plant and equipment, net	77,773	76,777
Restricted deposits	2,611	2,611
Deposits and other assets	803	803
Total assets	$109,247	$102,831

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,703	$7,476
Current portion of secured debt, net	324	330
Current portion 2017 Notes recorded at fair value	23,340	-
Derivative warrant liability	6,150	10,493
Total current liabilities	34,517	18,299
Long-term portion of secured debt, net	-	153
Long term portion 2017 Notes recorded at fair value	-	21,565
2022 Notes, net	16,545	14,341
Other long-term liabilities	-	147
Total liabilities	51,062	54,505

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 89,234,771 and 21,607,048 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	892	216
Additional paid-in capital	421,876	387,602
Deficit accumulated	(364,583)	(339,492)
Total stockholders' equity	58,185	48,326
Total liabilities and stockholders' equity	$109,247	$102,831

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue and cost of goods sold
Ethanol sales and related products, net	$7,168	$7,955	$12,925	$13,053
Hydrocarbon revenue	713	740	1,011	1,257
Grant and other revenue	232	229	497	513
Total revenues	8,113	8,924	14,433	14,823
Cost of goods sold	9,989	9,898	19,212	19,132
Gross loss	(1,876)	(974)	(4,779)	(4,309)

Operating expenses
Research and development expense	1,469	1,765	2,513	3,487
Selling, general and administrative expense	2,147	3,792	4,066	8,271
Total operating expenses	3,616	5,557	6,579	11,758

Loss from operations	(5,492)	(6,531)	(11,358)	(16,067)

Other (expense) income
Interest expense	(2,246)	(2,029)	(4,396)	(4,064)
(Loss)/Gain on conversion of debt	-	-	-	285
(Loss)/Gain on extinguishment of warrant liability	(923)	1,775	(923)	1,775
(Loss)/Gain from change in fair value of the 2017 Notes	(940)	(340)	(1,775)	3,425
(Loss)/Gain from change in fair value of derivative warrant liability	(10,573)	(7,247)	(5,325)	(7,080)
Loss on issuance of equity	(1,519)	-	(1,519)	-
Other income	206	2	206	13
Total other expense, net	(15,995)	(7,839)	(13,732)	(5,646)

Net loss	(21,487)	(14,370)	(25,090)	(21,713)

Net loss per share - basic and diluted	$(0.44)	$(1.10)	$(0.70)	$(2.03)
Weighted-average number of common shares outstanding - basic and diluted	49,085,638	13,009,434	36,050,983	10,673,891

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(25,090)	$(21,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(Gain) from change in fair value of derivative warrant liability	5,325	7,080
Loss/(Gain) from change in fair value of the 2017 Notes	1,775	(3,425)
Loss/(Gain) on conversion of debt	-	(285)
Loss/(Gain) on extinguishment of warrant liability	923	(1,775)
Loss/(Gain) on issuance of equity	1,519	-
Stock-based compensation	542	698
Depreciation and amortization	3,282	3,281
Non-cash interest expense	2,130	1,767
Changes in operating assets and liabilities:
Accounts receivable	(283)	42
Inventories	602	1,389
Prepaid expenses and other current assets	(153)	160
Accounts payable, accrued expenses, and long-term liabilities	(1,937)	(2,104)
Net cash used in operating activities	(11,365)	(14,885)

Investing Activities
Acquisitions of property, plant and equipment	(4,847)	(175)
Proceeds from sales tax refund for property, plant and equipment	-	144
Net cash used in investing activities	(4,847)	(31)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Financing Activities
Payments on secured debt	(84)	(131)
Debt and equity offering costs	(1,997)	(2,785)
Proceeds from issuance of common stock and common stock units	13,023	23,850
Proceeds from the exercise of warrants	10,856	10,151
Net cash provided by financing activities	21,798	31,085

Net increase in cash and cash equivalents	5,586	16,169

Cash and cash equivalents
Beginning of period	17,031	6,359
End of period	$22,617	$22,528

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing	Six Months Ended June 30,
and financing transactions	2016	2015
Cash paid for interest, net of interest capitalized	$2,165	$2,297
Non-cash purchase of property, plant and equipment	$-	$15
Conversion of convertible debt to common stock	$-	$2,000
Series A Warrant issuance	$-	$1,437
Series B Warrant issuance	$-	$2,528
Series C Warrant issuance	$-	$1,299
Series F Warrant issuance	$2,162	$-
Series G Warrant issuance	$1,577	$-
Series H Warrant issuance	$1,060	$-

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

In 2013, the Company modified the Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, the Company resumed the limited production of isobutanol, operating one fermenter and one Gevo Integrated Fermentation Technology™ (“GIFT™”) separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT™ efficacy at commercial scale at the Agri-Energy Facility. In August 2013, the Company expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT™ system to further verify its results with a second configuration of equipment. In October 2013, the Company began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.

In March 2014, the Company decided to leverage the flexibility of its GIFT™ technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, the Company began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production.   In line with the Company’s strategy to maximize asset utilization and site cash flows, this configuration of the plant should allow the Company to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of potentially favorable ethanol contribution margins. Also with a view to maximizing site cash flows, over certain periods of time, the Company may and has operated the plant for the sole production of ethanol across all four fermenters.

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

As of June 30, 2016, the Company’s business activities were focused on the following areas:  optimizing the co-production of isobutanol, ethanol and related products at the Agri-Energy Facility; research and development; business development; business and financial planning; and raising capital.  Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to repay or refinance its debt and complete its development activities and build out further isobutanol production capacity, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

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

Financial Condition. For the six months ended June 30, 2016 and 2015, the Company incurred a consolidated net loss of $25.1 million and $21.7 million, respectively, and had an accumulated deficit of $364.6 million at June 30, 2016.  The Company’s cash and cash equivalents at June 30, 2016 totaled $22.6 million which will be used for the following: (i) operating activities of the Agri-

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Energy Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of restructuring, strategic alternatives and new financings; and (vi) debt service  and repayment obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.  While existing working capital at June 30, 2016 was sufficient to meet the cash requirements to fund planned operations through December 31, 2016, it is not sufficient to satisfy all of our debt obligations expected to become due and payable in 2017.  These conditions raise substantial doubt about our ability to continue as a going concern. Our inability to continue as a going concern may potentially affect our rights and obligations under our debt obligations and may lead to bankruptcy.

The Company’s transition to profitability is dependent upon, among other things, raising additional capital, repaying or refinancing its debt, the successful development and commercialization of its products and product candidates the achievement of a level of revenues adequate to support the Company’s existing cost structure and the repayment or restructuring of the Company’s debt obligations. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure its debt and it will continue to address its cost structure. The Company intends to continue to explore various financing alternatives to improve its capital structure, including reducing debt and extending maturities.  These efforts may include investments from a strategic partner, new equity or debt financings or exchange offers with the Company’s existing debt holders (including exchanges of debt for debt or equity securities) and other transactions involving the Company’s outstanding debt securities.  Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.

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

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2016 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”).

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The objective of ASU 2014-15 is to provide guidance in GAAP about

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new GAAP guidance requires a management evaluation about whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or available to be issued. In doing so, ASU 2014-15 should reduce diversity in the timing and content of footnote disclosures.  ASU 2014‑15 is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting ASU 2014-15.

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

	December 31, 2015
	As reported	As adjusted
Total Assets	$103,128	$102,831
Current portion of secured debt, net	$332	$330
2022 Notes, net	$14,636	$14,341

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the six months ended June 30, 2016 and 2015 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	June 30,
	2016	2015
Warrants to purchase common stock	15,160,497	4,023,861
2017 Notes	1,503,821	1,502,532
2022 Notes	262,333	291,612
Outstanding options to purchase common stock	743,074	221,679
Unvested restricted common stock	249,772	48,633
Total	17,919,497	6,088,317

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	June 30,	December 31,
	2016	2015
Raw materials
Corn	$124	$517
Enzymes and other inputs	306	283
Nutrients	4	5
Finished goods
Ethanol	81	172
Isobutanol	128	239
Jet Fuels	492	514
Distiller's grains	20	13
Work in process - Agri-Energy	322	220
Work in process - Gevo	86	109
Spare parts	1,322	1,415
Total inventories	$2,885	$3,487

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful	June 30,	December 31,
	Life	2016	2015
Construction in progress	-	$456	$1,801
Plant machinery and equipment (1)	10 years	13,893	14,113
Site improvements	10 years	7,039	7,039
Agri-Energy retrofit asset (1)	20 years	71,266	65,457
Lab equipment, furniture and fixtures and vehicles	5 years	6,398	6,389
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,586	1,566
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,175	2,175
Total property, plant and equipment		108,953	104,680
Less accumulated depreciation and amortization		(31,180)	(27,903)
Property, plant and equipment, net		$77,773	$76,777

(1)	In May 2016, certain assets of the Agri-Energy retrofit asset were reclassified from plant and equipment to the Agri-Energy retrofit asset.

Included in cost of goods sold is depreciation of   $2.9 million during each of the six months ended June 30, 2016 and 2015, respectively.

Included in operating expenses is depreciation of $0.3 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Inputs used to estimate the value of the embedded derivative as of June 30, 2016 were substantially similar to those used as of the period ended December 31, 2015. Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, the estimated fair value of the embedded derivatives will generally decrease with: (i) a decline in the stock price; (ii) a decrease in the estimated stock volatility; and (iii) a decrease in the estimated credit spread.

Derivative Warrant Liability

In December 2013, the Company sold warrants to purchase 1,420,250 shares of the Company’s common stock (the “2013 Warrants”). In August 2014, the Company sold warrants to purchase 1,000,000 shares of the Company’s common stock (the “2014 Warrants”). In February 2015, the Company sold Series A warrants to purchase 2,216,667 shares of the Company’s common stock (the “Series A Warrants”) and Series B warrants to purchase 2,216,667 shares of the Company’s common stock (the “Series B Warrants”). In May 2015, the Company sold Series C warrants to purchase 430,000 shares of the Company’s common stock (the “Series C Warrants”).  In December 2015, the Company sold Series D warrants to purchase 10,050,000 shares of the Company’s common stock (the “Series D Warrants”) and Series E warrants to purchase 8,000,000 shares of the Company’s common stock (the “Series E Warrants”). In April 2016, the Company sold 10,292,858 Series F warrants (Series F Warrants”) to purchase one share of common stock (each a “Series F Warrant”) and 20,585,716 Series H warrants, each to purchase one share of common stock (each, a “Series H Warrant”), and 6,571,429 pre-funded Series G warrant (“Series G Warrants”) to purchase one share of common stock, pursuant to an underwritten public offering.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of June 30, 2016:

	Issuance Date	Expiration Date	Exercise Price		Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of June 30, 2016	Shares Underlying Warrants Outstanding as of June 30, 2016
2013 Warrants	12/16/2013	12/16/2018	$3.57		1,420,250	(304,774)	1,115,476
2014 Warrants	8/5/2014	8/5/2019	$2.51		1,000,000	(610,771)	389,229
Series A Warrants	2/3/2015	2/3/2020	$0.30		2,216,667	(1,988,335)	228,332
Series B Warrants	2/3/2015	8/3/2015	$0.01	(1)	2,216,667	(1,935,601)	-
Series C Warrants	5/19/2015	5/19/2020	$1.84		430,000	-	430,000
Series D Warrants	12/11/2015	12/11/2020	$0.10		10,050,000	(10,006,400)	43,600
Series E Warrants	12/11/2015	12/11/2016	$0.01	(1)	8,000,000	(8,000,000)	-
Series F Warrants	4/1/2016	4/1/2021	$0.30		10,292,858	-	10,292,858
Series G Warrants	4/1/2016	4/1/2017	$0.01	(1)	6,571,429	(6,571,429)	-
Series H Warrants	4/1/2016	10/1/2016	$0.75		20,585,716	(18,008,716)	2,577,000
					62,783,587	(47,426,026)	15,076,495

(1)

The exercise price is $1.00 but $0.99 of the exercise price was pre-funded upon issuance of the Series B, Series E, and Series G Warrants.  Each of these series of warrants were fully exercised as of June 30, 2016.

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

Based on these terms, the Company has determined that the 2013 Warrants, the 2014 Warrants, the Series A Warrants, the Series C Warrants, the Series D Warrants, the Series F Warrants, and the Series H Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $6.2 million and $10.5 million as of June 30, 2016 and December 31, 2015, respectively. The decrease in the estimated fair value of the Warrants is the result of exercises of warrants during the period offset by the issuance of new warrants during the priod.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

During the six months ended June 30, 2016, the Company issued 42,782,210 shares of Common Stock as a result of the exercise of Series A, D, E, G and H Warrants. The Company received proceeds of $10.9 million from such exercises.

In May of 2016, as permitted by Section 2(a) of the Series H Warrant agreement, the board of directors of the Company approved a voluntary reduction of the exercise price for 7.5 million of the outstanding Series H Warrants, from an exercise price of $0.75 per share of common stock to $0.30 per share of common stock, for the remaining term of these warrants. Except for the reduction in exercise price, the terms of these Series H Warrants remain unchanged.

In June of 2016, as permitted by Section 2(a) of the Series H Warrant agreement, the board of directors of the Company approved a voluntary reduction of the exercise price for 3 million of the outstanding Series H Warrants, from an exercise price of $0.75 per share of common stock to $0.42 per share of common stock, for the remaining term of these warrants. The board of directors of the Company also approved a voluntary reduction of the exercise price for 2.0 million of the outstanding Series H Warrants, from an exercise price of $0.75 per share of common stock to $0.52 per share of common stock, for the remaining term of these warrants. Ultimately, the Company adjusted the exercise price to $0.52 per share of common stock for only 1.0 million of the Series H Warrants. Except for the reduction in exercise price, the terms of these Series H Warrants remain unchanged.

In June of 2016, as permitted by Section 9 of the Series D Warrant agreement, the Company agreed with certain holders of the Series D Warrants to the amendment of the exercise price and the acceleration of the initial exercise date for 4,167,391 of the outstanding Series D Warrants held by such holders. Pursuant to that amendment agreement, with respect to 4,167,391 of the outstanding Series D Warrants held by those holders, the exercise price was increased from the an exercise price of $0.10 per share of common stock to $0.175 per share of common stock, for the remaining term of these warrants and the initial exercise date was changed from June 11, 2016 to June 8, 2016. Except for the change in exercise price and the initial exercise date, the terms of these Series D Warrants remained unchanged.

As of June 30, 2016 all of the Series H Warrants or Series D Warrants for which the exercise price had been adjusted were fully exercised.

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	June 30,	December 31,
	2016	2015
Accounts payable - trade	$1,978	$2,691
Accrued legal-related fees	54	854
Accrued employee compensation	651	2,082
Accrued interest	840	840
Accrued taxes payable	70	138
Short-term capital lease	147	144
Other accrued liabilities *	963	727
Total accounts payable and accrued liabilities	$4,703	$7,476

*	Other accrued liabilities consists of accrued professional fees, audit fees, utility expenses and other expenses none of which individually represent greater than 5% of total current liabilities.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

In June 2014, the Lenders exchanged $25.9 million, the aggregate outstanding principal amount of the Term Loan provided in the First Advance for 10% convertible senior secured notes due 2017 (the “2017 Notes”), together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share, or 0.0576 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes is not permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable 5% in cash and, under certain circumstances, 5% in kind and capitalized and added to the principal amount of the 2017 Notes. While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of June 30, 2016, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

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

The Company has the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of its common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable Conversion Price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at its election. The Company did not require any holders to convert in 2015 and has not required any holders to convert through the six months ended June 30, 2016.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company has elected the fair value option for accounting for the 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments and to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at June 30, 2016 of $26.1 million has been recorded at its estimated fair value of $23.3 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at June 30, 2016. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $2.8 million has been recognized in subsequent periods in connection with the election of the fair value option.  Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain (loss) from change in fair value of 2017 Notes in the consolidated statements of operations. The fair value of the 2017 Notes at the issuance date was equal to the net proceeds from the loan.  During the six months ended June 30, 2016, the Company incurred cash interest expense of $1.3 million.

The following table sets forth the inputs to the lattice model that were used to value the 2017 Notes for which the fair value option was elected.

	June 30,	December 31,
	2016	2015
Stock price	$0.59	$0.62
Conversion Rate	57.55	57.55
Conversion Price	$17.38	$17.38
Maturity date	March 15, 2017	March 15, 2017
Risk-free interest rate	0.40%	0.74%
Estimated stock volatility	150.0%	140.0%
Estimated credit spread	30.0%	30.0%

The following table sets forth information pertaining to the 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2015	$26,108	$(4,543)	$21,565
Loss from change in fair value of debt	-	1,775	1,775
Balance - June 30, 2016	$26,108	$(2,768)	$23,340

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the 2017 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the six months ended June 30, 2016, represents an unrealized loss which has been recorded as a loss from change in fair value of 2017 Notes in the consolidated statements of operations.

Secured Debt

The following table sets forth information pertaining to the Company’s secured debt issued to TriplePoint Capital LLC (“TriplePoint”) which is included in the Company’s consolidated balance sheets (in thousands).

	June 30,	December 31,
	2016	2015
Secured debt
TriplePoint - May 2014 Advance	$333	$504
Total secured debt	333	504
Less:
Unamortized debt discounts	(8)	(19)
Debt issue costs	(1)	(2)
	324	483
Less current portion of secured debt, net	(324)	(330)
Long-term portion of secured debt, net	$-	$153

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

At June 30, 2016, the Amended Agri-Energy Loan Agreement had a principal balance of $0.3 million, which amortizes on a monthly basis over its remaining term and bears interest at a rate equal to 9% per annum and matures in May of 2017. There were no additional concessions or terms of the agreement which would require recognition of a gain or loss due to this amended agreement. As of June 30, 2016, Agri-Energy has granted TriplePoint a junior security interest in, and a lien upon, all of its assets as security for its obligations under the Amended Agri-Energy Loan Agreement.

Under the terms of the Amended Agri-Energy Loan Agreement, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if the following conditions are satisfied: (i) the retrofit of the Agri-Energy Facility is complete and the facility is producing commercial volumes of isobutanol, (ii) its net worth is greater than or equal to $10.0 million, and (iii) no event of default has occurred and is continuing under the agreement. At June 30, 2016 the Company was in compliance with the debt

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

covenants under the Amended Agri-Energy Loan Agreement.  The Company has also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2022 Notes	Debt Discount	Debt Issue Costs	Total
Balance - December 31, 2015	$22,400	$(7,764)	$(295)	$14,341
Amortization of debt discount	-	2,119	-	2,119
Amortization of debt issue costs	-	-	85	85
Balance - June 30, 2016	$22,400	$(5,645)	$(210)	$16,545

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the six months ended June 30, 2016 and 2015, respectively, the Company recorded $2.2 million and $1.7 million of expense related to the amortization of debt discounts and issue costs; $0.0 million and $1.0 million of expense related to the conversion of debt; and $0.8 million and $0.9 million of interest expense related to the 2022 Notes. The amortization of debt issue costs and debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

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

If there is an Event of Default (as defined in the Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.  There have been no Events of Default as of June 30, 2016.

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through June 30, 2016 was sold to C&N pursuant to an ethanol purchase and marketing agreement.  The ethanol purchase and marketing agreement with C&N was entered into in April 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Supply Agreement with Musket Corporation.  On June 16, 2016, the Company entered into an agreement with Musket Corporation to supply isobutanol for blending with gasoline.  Musket is a national fuel distributor under the umbrella of the Love’s Family of Companies.  Initial target markets are expected to include the marine and off-road markets in Arizona, Nevada, and Utah. The supply program is expected to begin with railcar quantities of isobutanol (a railcar holds approximately 28-29 thousand gallons). As isobutanol production ramps at Gevo’s production facility in Luverne, Minn., and isobutanol-blended gasoline becomes more established at retail outlets, Musket expects to expand its purchase quantities. Musket is initially targeting retail pumps at Lake Havasu in Arizona, followed by other large marine markets such as Lake Powell, Lake Mead, as well as other large lakes in the western states.   Later, Musket also anticipates expanding distribution into its core Oklahoma market.

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

Alaska Airlines. In May 2015, the Company entered into a strategic alliance agreement with Alaska Airlines. Pursuant to the terms of this agreement, Alaska Airlines agreed to purchase an initial quantity of the Company’s ATJ fuel when the Company secures a revision to ASTM D7566, which occurred in April 2016. All of the ATJ fuel to be supplied under this agreement is expected to be produced from renewable isobutanol at the Agri-Energy Facility and then re-processed at a hydrocarbon processing demonstration plant near Houston, Texas, in partnership with South Hampton Resources, Inc. On June 7, 2016, the first two Alaska Airlines commercial flights using Gevo’s renewable alcohol to jet fuel (ATJ) took place originating in Seattle and flying to San Francisco International Airport and Ronald Reagan Washington National Airport.

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). In September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of alcohol-to-jet (“ATJ”) fuel for the purposes of certification and testing by the U.S. Air Force.  The term of the agreement was through December 2012.  The Company recorded $0.6 million of revenue under this award during the year ended December 31, 2012.  In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of ATJ fuel.   In March 2013, the Company

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of ATJ fuel and in May 2013 this initial order was increased by 12,500 gallons.  In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of ATJ fuel. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $1.0 million, $2.0 million and $1.9 million, respectively, of revenue associated with shipments of ATJ fuel under these contracts. The Company did not record any revenue associated with shipments of ATJ fuel under these agreements in the six months ended June 30, 2016.

Catalysts Agreement with Clariant Corporation.  On May 19, 2016, the Company announced that it has entered into an agreement with Clariant Corp., one of the world’s leading specialty chemical companies, to develop catalysts to enable Gevo’s ETO technology. As previously disclosed, Gevo’s ETO technology, which uses ethanol as a feedstock, produces tailored mixes of propylene, isobutylene and hydrogen, which are valuable as standalone molecules, or as feedstocks to produce other products such as diesel fuel and commodity plastics, that would be drop-in replacements for their fossil-based equivalents.

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

License Agreements

Licensing Agreement with Porta. In January 2016, the Company entered into a license agreement and joint development agreement with Porta Hnos. S.A. (“Porta”) to build or retrofit multiple isobutanol plants in Argentina using corn as a feedstock, the first of which is expected to be wholly owned by Porta and is anticipated to begin producing isobutanol in 2017.  The plant is expected to have a production capacity of up to five million gallons of isobutanol per year. Once the plant is operational, Gevo expects to generate revenues from this licensing arrangement, through royalties, sales and marketing fees, and other revenue streams such as yeast sales. The agreements also contemplate Porta building or retrofitting at least three additional isobutanol plants for certain of their existing ethanol plant customers. For these projects, Gevo would be the direct licensor of its technology and the marketer for any isobutanol produced, and would expect to receive all royalties and sales and marketing fees generated from these projects. Porta would provide the engineering, procurement and construction (“EPC”) services for the projects. The production capacity of these additional plants is still to be determined.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Gevo made capital contributions to Gevo Development of $8.3 million and $7.9 million, respectively, during the six months ended June 30, 2016 and the year ended December 31, 2015.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy) which has been fully allocated to Gevo capital contribution account based upon 100% ownership.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gevo Development Net Loss	$(2,946)	$(2,264)	$(6,522)	$(6,598)

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

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary which is then consolidated into Gevo. As of June 30, 2016, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development. In addition, under the terms of the Amended Agri-Energy Loan Agreement with TriplePoint, as amended, subject to certain limited exceptions, Agri-Energy is only permitted to pay dividends if all principal balances due to TriplePoint have been paid.

10. Stock-Based Compensation

The Company records expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options and employee stock purchase plan awards
Research and development	$16	$29	$41	$74
Selling, general and administrative	97	76	200	175

Restricted stock awards
Research and development	31	80	81	181
Selling, general and administrative	28	111	96	268

Restricted stock units
Research and development	1	-	14	-
Selling, general and administrative	11	-	110	-
Total stock-based compensation	$184	$296	$542	$698

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

Leases. During the year ended December 31, 2012, the Company entered into a six year software license agreement. The Company concluded that the software license agreement qualified as a capital lease. Accordingly, at June 30, 2016 and December 31, 2015, the Company had capital lease liabilities of $0.1 million and $0.2 million, respectively, included in accounts payable and accrued liabilities and other long-term liabilities on its consolidated balance sheet.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.  The Company has an operating lease for the rail cars used by Agri-Energy in Luverne, Minnesota.

Rent expense for the six months ended June 30, 2016 and years ended December 31, 2015 and 2014 was $0.2 million, $0.5 million and $0.5 million, respectively. The Company recognizes rent expense on its operating leases on a straight-line basis.

The table below shows the future minimum payments under non-cancelable operating leases and capital leases at June 30, 2016 (in thousands):

	Operating Leases	Capital Lease	Total Lease Obligations
2016	$711	$-	$711
2017	1,425	167	1,592
2018	1,433	-	1,433
2019	918	-	918
2020	389	-	389
2021 and Thereafter	197	-	197
Total	$5,073	$167	$5,240

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2016 and December 31, 2015, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2016 or as of December 31, 2015.

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

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

quoted market prices. The Company incurred a write-down of inventory of $0.1 million during the six months ended June 30, 2015.  The Company incurred no write-down of inventory during the six months ended June 30, 2016.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.

2017 Notes.  The Company has estimated the fair value of the 2017 Notes to be $23.3 million and $21.6 million at June 30, 2016 and December 31, 2015, respectively, based upon Level 2 inputs, including the market price of the Company’s common stock.  The Company has valued the 2017 Notes and all of its components using the fair value option as there are no embedded instruments which qualify for equity presentation.  See Note 7 for the fair value inputs used to estimate the fair value of the 2017 Notes.

2022 Notes Embedded Derivative. The Company has estimated the fair value of the 2022 Notes, including the embedded derivative, to be $16.8 million and $14.6 million at June 30, 2016 and December 31, 2015, respectively, based upon Level 2 inputs, including the market price of the 2022 Notes derived from actual trades of the 2022 Notes. The Company has estimated the fair value of the embedded derivative on a stand-alone basis to be zero at June 30, 2016 and December 31, 2015, based upon Level 2 inputs. See Note 5 above for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. In December 2013, the Company issued 2013 Warrants to purchase 1,420,250 shares of the Company’s common stock. Based on the terms of the 2013 Warrants, the Company determined that the 2013 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2013 Warrants as of December 31, 2015 to be $0.2 million based upon Level 3 inputs, utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model. The Company determined the estimated fair value of the 2013 Warrants as of June 30, 2016 to be $0.2 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model.

In August of 2014, the Company issued 2014 Warrants to purchase 1,000,000 shares of the Company’s common stock.  Based on the terms of the 2014 Warrants, the Company determined that the 2014 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2014 Warrants as of December 31, 2015 and June 30, 2016 to be $0.1 million and $0.1 million, respectively based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2014 Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2014 Warrants as of June 30, 2016 due to the lack of market trades of the 2014 Warrants during the six months ended June 30, 2016.

In February of 2015, the Company issued Series A Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the Series A Warrants, the Company determined that the Series A Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series A Warrants at the issuance date of February 3, 2015 to be $1.4 million. As of December 31, 2015 and June 30, 2016, the estimated fair value of the Series A Warrants was $0.9 million and $0.1 million respectively based upon Level 3 inputs utilizing a Monte-Carlo simulation model.

In February of 2015, the Company issued Series B Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the Series B Warrants, the Company determined that the Series B Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series B Warrants at the issuance date of February 3, 2015 to be $2.5 million based upon Level 3 inputs.   As of both December 31, 2015 and June 30, 2016 the estimated fair value was $0.0 as the Series B Warrants expired on August 3, 2015.

In May of 2015, the Company issued Series C Warrants to purchase 430,000 shares of the Company’s common stock.  Based on the terms of the Series C Warrants, the Company determined that the Series C Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series C Warrants at the issuance date of May 19, 2015 to be $1.2 million.   As of December 31, 2015 and June 30, 2016, the estimated fair value was $0.1 million and $0.1 million, respectively based upon Level 3 inputs utilizing an analysis of actual historical market trades of the Series C Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the Series C Warrants as of May 19, 2015, December 31, 2015 and June 30, 2016 due to the lack of market trades of the Series C Warrants.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In December 2015, the Company issued 10,050,000 Series D Warrants and 8,000,000 Series E Warrants. Based on the terms of the Series D Warrants and Series E Warrants, the Company determined that the each of the Series D Warrants and Series E Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series D Warrants to be $5.7 million as of the issuance date, $5.2 million as of December 31, 2015 and $0.02 million as of June 30, 2016 utilizing a Black Scholes model.  The Company relied on Level 1 inputs of the market price for estimating the fair value of the Series E Warrants, and determined the fair value to be $5.3 million as of the issuance date, $4.0 million as of December 31, 2015, and were fully exercised as of June 30, 2016.

In April 2016, the Company issued 10,292,858 Series F Warrants, 6,571,429 Series G Warrants, and 20,585,716 Series H Warrants.  Based on the terms of the Series F Warrants, Series G Warrants and the Series H Warrants, the Company determined that each of the Series F Warrants, Series G Warrants and Series H Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.

The Company relied on Level 3 inputs for estimating the fair value of the Series F warrants and utilized a Monte Carlo simulation and determined the estimated fair value to be $2.2 million as of the April 1, 2016 issuance date. The Company relied on Level 3 inputs for estimating the fair value of the Series H warrants and utilized a Black Scholes model and determined the estimated fair value to be $0.3 million as of the April 1, 2016 issuance date.   The Company relied on Level 1 inputs for estimating the fair value of the Series G warrants and determined the estimated fair value to be $1.6 million as of the April 1, 2016 issuance date.

The Series F and H warrants were determined to have an estimated fair value of $5.4 million and $0.4 million, respectively, as of June 30, 2016.  The Series G warrants were fully exercised and no longer outstanding as of June 30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Gevo	$915	$969	$1,420	$1,770
Gevo Development / Agri-Energy	7,198	7,955	13,013	13,053
Consolidated	$8,113	$8,924	$14,433	$14,823

Loss from operations:
Gevo	$(2,556)	$(4,440)	$(4,864)	$(9,664)
Gevo Development / Agri-Energy	(2,936)	(2,091)	(6,494)	(6,403)
Consolidated	$(5,492)	$(6,531)	$(11,358)	$(16,067)

Interest expense:
Gevo	$2,232	$2,003	$4,365	$4,010
Gevo Development / Agri-Energy	14	26	31	54
Consolidated	$2,246	$2,029	$4,396	$4,064

Depreciation expense:
Gevo	$164	$202	$332	$413
Gevo Development / Agri-Energy	1,497	1,417	2,950	2,868
Consolidated	$1,661	$1,619	$3,282	$3,281

Acquisitions of plant, property and equipment:
Gevo	$88	$-	$92	$2
Gevo Development / Agri-Energy	307	49	4,755	173
Consolidated	$395	$49	$4,847	$175

	June 30,	December 31,
	2016	2015
Total assets:
Gevo	$107,297	$100,394
Gevo Development / Agri-Energy	160,733	157,661
Intercompany eliminations	(158,783)	(155,224)
Consolidated	$109,247	$102,831

14. Subsequent Events

On July 26, 2016, The NASDAQ Stock Market (“NASDAQ”) granted the Company an additional 180 calendar days, or until January 23, 2017, to regain compliance with the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). As previously reported, on January 25, 2016, the Company received a notification letter (the “Notice”) from NASDAQ advising the Company that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to the Minimum Bid Price Rule. The Company was unable to regain compliance with the Minimum Bid Price Rule by July 25, 2016. The Company was provided 180 calendar days, or until July 25, 2016, to regain compliance with the Minimum Bid Price Rule. The NASDAQ determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market, with the exception of the Minimium Bid Price Rule, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to increase production of isobutanol at our facility in Luverne, Minnesota, our ability to meet production guidance, our ability to implement a recapitalization transaction and continue as a going concern, the continued listing of our common stock on The NASDAQ Capital Market, our ability to raise additional funds to continue operations, our ability to produce isobutanol at a profit, achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition and changes in economic conditions and those risks described in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2015 (our “Annual Report”), and other reports that we have filed with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In order to produce and sell isobutanol made from renewable sources, we have developed the Gevo Integrated Fermentation Technology® (“GIFT™”), an integrated technology platform for the efficient production and separation of renewable isobutanol. GIFT™ consists of two components, proprietary biocatalysts that convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit that is designed to continuously separate isobutanol during the fermentation process. We developed our technology platform to be compatible with the existing approximately 25 billion gallons per year of global operating ethanol production capacity, as estimated by the Renewable Fuels Association.

GIFT™ is designed to permit (i) the retrofit of existing ethanol capacity to produce isobutanol, ethanol or both products simultaneously, or (ii) the addition of renewable isobutanol or ethanol production capabilities to a facility’s existing ethanol production by adding additional fermentation capacity side-by-side with the facility’s existing ethanol fermentation capacity (collectively referred to as “Retrofit”). Having the flexibility to switch between the production of isobutanol and ethanol, or produce both products simultaneously, is expected to allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. GIFT™ is also designed to allow relatively low capital expenditure Retrofits of existing ethanol facilities, enabling a potentially rapid route to isobutanol production from the fermentation of renewable feedstocks. We believe that our production route will be cost-efficient and will enable rapid deployment of our technology platform and allow our isobutanol and related renewable products to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

2016 Highlights and Developments

•

On July 26, 2016, The NASDAQ Stock Market (“NASDAQ”) granted the Company an additional 180 calendar days, or until January 23, 2017, to regain compliance with the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). As previously reported, on January 25, 2016, the Company received a notification letter (the “Notice”) from NASDAQ advising the Company that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to the Minimum Bid Price Rule. The Company was unable to regain compliance with the Minimum Bid Price Rule by July 25, 2016. The Company was provided 180 calendar days, or until July 25, 2016, to regain compliance with the Minimum Bid Price Rule. The NASDAQ determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market, with the exception of the Minimum Bid Price Rule, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

•

On June 16, 2016, we announced that we entered into an agreement with Musket Corporation to supply isobutanol for blending with gasoline.  Musket Corporation is a national fuel distributor under the umbrella of the Love’s Family of Companies.  Initial target markets are expected to include the marine and off-road markets in Arizona, Nevada, and Utah. The supply program is expected to begin with railcar quantities of isobutanol (a railcar holds approximately 28-29 thousand gallons). As isobutanol production ramps at our production facility in Luverne, Minn., and isobutanol-blended gasoline becomes more established at retail outlets, Musket Corporation informed us that it expects to expand its purchase quantities. Musket is initially targeting retail pumps at Lake Havasu in Arizona, followed by other large marine markets such as Lake Powell, Lake Mead, as well as other large lakes in the western states.   Later, Musket Corporation also anticipates expanding distribution into its core Oklahoma market.

•	On June 15, 2016, we closed a best efforts public offering of 21,080,456 shares of common stock at $0.45 per share. We received gross proceeds from this offering of approximately $13.0 million.
•

On June 7, 2016, the first two commercial flights using our renewable alcohol to jet fuel (ATJ) took place, originating in Seattle and flying to San Francisco International Airport and Ronald Reagan Washington National Airport, respectively.  The flights were successful.  The event marked a successful step toward new fuels that help airlines to reduce their greenhouse gas emissions (GHGs). Our alcohol to jet synthetic paraffinic kerosene (ATJ-SPK) process turns its bio-based isobutanol into jet fuel that meets the requirements of the recently revised ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) for up to a 30 percent fuel blend.  The two Alaska Airlines flights utilized a 20 percent fuel blend.

•

On May 31, 2016, we announced that we and our Board of Directors have commenced a review of strategic alternatives.  The Board of Directors and its advisors have established a process for outreach to, and engagement with, interested strategic and financial parties and have engaged with our creditors.

•

On May 19, 2016, we announced that we entered into an agreement with Clariant Corp., one of the world’s leading specialty chemical companies, to develop catalysts to enable our ETO technology. As previously disclosed, our ETO technology, which uses ethanol as a feedstock, produces tailored mixes of propylene, isobutylene and hydrogen, which are valuable as standalone molecules, or as feedstocks to produce other products such as diesel fuel and commodity plastics, that would be drop-in replacements for their fossil-based equivalents.

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

Outlook for 2016

As previously disclosed, we restarted production of isobutanol at our production facility in Luverne, Minnesota in March 2016.  All operations, including the distillation system, are now up and running.  During 2016, we have produced approximately 168,000 gallons of isobutanol and one fermentation batch exceeded 20,000 gallons of isobutanol, slightly exceeding the high end of the range of our previously announced goal of 18,000-20,000 gallons per batch.

It has, however, taken us longer than expected to complete installation of some additional distillation system equipment that was needed after initial operation of the distillation system began in March 2016.   As a result, the production rate ramp-up was delayed and therefore the total annual 2016 production volume is projected to be lower than previously projected.

For the reasons discussed above, we are changing our previously issued guidance in terms of production gallons in 2016 to the following:

•	We now expect isobutanol production at our production facility in Luverne to be in a range of 500,000 to 650,000 gallons in 2016.

At this time, based upon the results at Luverne, we re-affirm that we are on track to meet the other components of our previously issued 2016 guidance as follows.  We expect to:

•

Decrease the variable cost of producing isobutanol at our Luverne production facility to a range of $3.00-$3.50/gallon (assumes corn price of $3.65 per bushel and nets the value of the isobutanol distiller's grains (the "iDGs™")), enabling isobutanol to be produced at a positive contribution margin, based on an expected average selling price for isobutanol of between $3.50-$4.50/gallon.

•	Increase sales of isobutanol into core markets such as the renewable ATJ fuel, marina, off-road, isooctane and solvents markets.
•

Achieve an average quarterly corporate-wide EBITDA burn rate (excluding stock-based compensation) of $3.5-$4.5 million.  Corporate-wide EBITDA burn rate is calculated by adding back depreciation and non-cash stock compensation to GAAP Loss From Operations.

Through the balance of 2016 and into 2017, we will be focused on optimization work to improve the Luverne production facility at its current scale, but more importantly with a view towards significantly expanding the Luverne production facility.  We plan to optimize the overall production processes with the intent of improving robustness and consistency of production, increasing production volumes, and potentially producing specific grades of isobutanol tailored for specific applications.  This optimization work could result in us needing to add more equipment (tanks, controls, pumps, distillation columns, etc.), systems or processes in the future at the Luverne production facility.

Despite the production ramp-up delays described above, we expect that by the end of 2016 to have the capability to be at a production run rate equivalent to 1.5 million gallons per year at our Luverne production facility.  Although we expect to have this production capability, we currently expect to run at a rate less than 1.5 million gallons per year during 2017 as we scale up and test new process improvements to further reduce costs and optimize production in general at the Luverne production facility with a view towards significantly expanding production capacity in the future.

Financial Condition

Our independent auditor included “going-concern” emphasis language in our audited financial statements for the year-ended December 31, 2015.  For the six months ended June 30, 2016 and 2015, we incurred a consolidated net loss of $25.1 million and $21.7 million respectively, and had an accumulated deficit of $364.6 million at June 30, 2016.  Our cash and cash equivalents at June 30, 2016 totaled $22.6 million which will be used for the following: (i) operating activities of our plant located in Luverne, Minnesota; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of restructuring, strategic alternatives and new financings; and (vi) debt service and repayment obligations.

We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. To date, we have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.  While existing working capital at June 30, 2016 was sufficient to meet the cash requirements to fund planned operations through December 31, 2016, it is not sufficient to satisfy all of our debt obligations expected to become due and payable in 2017.  These conditions raise substantial doubt about our ability to continue as a going concern. Our inability to continue as a going concern may potentially affect our rights and obligations under our debt obligations and may lead to bankruptcy.

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our existing cost structure and the repayment or restructuring of our debt obligations. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional capital. We intend to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address our cost structure. We intend to continue to explore various financing alternatives to improve our capital structure, including reducing debt and extending maturities. These efforts may include investments from a strategic partner, new equity or debt financings or exchange offers with our existing debt holders (including exchanges of debt for debt or equity securities) and other transactions involving our outstanding debt securities.

Notwithstanding, there can be no assurance that we will be able to raise additional funds, successfully complete a restructuring transaction on acceptable terms or at all, or achieve or sustain profitability or positive cash flows from operations.

Restructuring/Recapitalization Process

As noted above, while our existing working capital at June 30, 2016 was sufficient to meet the cash requirements to fund planned operations through December 31, 2016, it is not sufficient to satisfy all of our debt obligations expected to become due and payable in 2017 unless we are able to raise additional capital or restructure our debt.

As disclosed above, on May 31, 2016, we announced that we commenced a review of strategic alternatives.  The Board of Directors and its advisors have established a process for outreach to, and engagement with, interested strategic and financial parties.  As part of the process established by our Board of Directors and its financial advisor, we have engaged in discussions with Whitebox Advisors, LLC (“Whitebox”), the administrative agent for the holders of our 10% convertible senior secured notes due 2017, which were issued in June 2014 (the “2017 Notes”), with respect to a recapitalization of our debt and equity.  We have also engaged in discussions with certain holders of our 7.5% convertible senior notes due 2022, which were issued in July 2012 (the “2022 Notes”).  We believe that a recapitalization transaction whereby our debt is reduced (and/or the maturity date is extended) and a sufficient amount of working capital is provided to fund operations would reduce the current liquidity risks for us.

There can be no assurances that we will implement a recapitalization transaction.  If we are unable to implement a recapitalization or restructuring transaction involving Whitebox and the holders of the 2022 Notes, we will have to seek other strategic alternatives, including other sources of financing and, if unsuccessful, may be forced to seek the protection of bankruptcy court by filing for bankruptcy.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015 (in thousands)

	Three Months Ended June 30,
	2016	2015	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$7,168	$7,955	$(787)
Hydrocarbon revenue	713	740	(27)
Grant and other revenue	232	229	3
Total revenues	8,113	8,924	(811)

Cost of goods sold	9,989	9,898	91

Gross loss	(1,876)	(974)	(902)

Operating expenses
Research and development expense	1,469	1,765	(296)
Selling, general and administrative expense	2,147	3,792	(1,645)
Total operating expenses	3,616	5,557	(1,941)

Loss from operations	(5,492)	(6,531)	1,039

Other (expense) income
Interest expense	(2,246)	(2,029)	(217)
(Loss)/Gain on extinguishment of warrant liability	(923)	1,775	(2,698)
(Loss)/Gain from change in fair value of the 2017 Notes	(940)	(340)	(600)
(Loss)/Gain from change in fair value of derivative warrant liability	(10,573)	(7,247)	(3,326)
Loss on issuance of equity	(1,519)	-	(1,519)
Other income	206	2	204
Total other expense, net	(15,995)	(7,839)	(8,156)

Net loss	$(21,487)	$(14,370)	$(7,117)

Revenues. Revenues for the second quarter of 2016 were $8.1 million compared with $8.9 million in the same period in 2015. This was primarily a result of lower ethanol production, ethanol prices and distiller grain prices in the 2nd quarter of 2016 versus the same period in 2015.

Cost of Goods Sold. Cost of goods sold was flat during the three months ended June 30, 2016, compared with the same quarter in 2015. Cost of goods sold included approximately $8.5 million associated with the production of ethanol, isobutanol and related products and approximately $1.5 million in depreciation expense.

Research and Development expense. Research and development expense decreased by approximately $0.3 million during the three months ended June 30, 2016, compared with the same quarter in 2015, due primarily to a reduction in employee related expenses.

Selling, general and administrative expense. Selling, general and administrative expense decreased by $1.6 million during the three months ended June 30, 2016, compared with the same quarter in 2015, due primarily to a decrease of $1.3 million in litigation legal expenses.

Interest expense.  Interest expense in the second quarter of 2016 was $2.2 million, which was an increase of $0.2 million over the same quarter last year.

(Loss)/Gain from change in fair value of derivative warrant liability.  During the three months ended June 30, 2016, the estimated fair value of the derivative warrant liability increased by $3.3 million, resulting in a non-cash loss from change in fair value of derivative warrant liability, primarily associated with the increase in the price of Gevo’s common stock in the quarter.

(Loss)/Gain on extinguishment of warrant liability.  During the three months ended June 30, 2016, we incurred a $0.9 million non-cash loss on the extinguishment of warrant liabilities, associated with adjustments to the exercise prices on certain of the Series D and Series H warrants.

(Loss)/Gain from change in fair value of the 2017 Notes. During the three months ended June 30, 2016, we incurred a non-cash loss of $0.9 million during the quarter due to the quarterly mark-to-market valuation of the 2017 Notes.

Loss on issuance of equity. During the three months ended June 30, 2016, we reported a $1.5 million loss associated with the April equity issuance primarily as a result of the estimated fair value of the common stock and warrants issued being greater than the consideration received in exchange.

Comparison of the six months ended June 30, 2016 and 2015 (in thousands)

	Six Months Ended June 30,
	2016	2015	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$12,925	$13,053	$(128)
Hydrocarbon revenue	1,011	1,257	(246)
Grant and other revenue	497	513	(16)
Total revenues	14,433	14,823	(390)

Cost of goods sold	19,212	19,132	80

Gross loss	(4,779)	(4,309)	(470)

Operating expenses
Research and development expense	2,513	3,487	(974)
Selling, general, and administrative expense	4,066	8,271	(4,205)
Total operating expenses	6,579	11,758	(5,179)

Loss from operations	(11,358)	(16,067)	4,709

Other (expense) income
Interest expense	(4,396)	(4,064)	(332)
(Loss)/Gain on conversion of debt	-	285	(285)
(Loss)/Gain on extinguishment of warrant liability	(923)	1,775	(2,698)
(Loss)/Gain on extinguishment of warrant liability	(1,775)	3,425	(5,200)
(Loss)/Gain from change in fair value of derivative warrant liability	(5,325)	(7,080)	1,755
Loss on issuance of equity	(1,519)	-	(1,519)
Other income	206	13	193
Total other expense, net	(13,732)	(5,646)	(8,086)

Net loss	$(25,090)	$(21,713)	$(3,377)

Revenues. During the six months ended June 30, 2016, we recognized revenue of $12.9 million associated with the sale of 7.6 million gallons of ethanol, as well as isobutanol and related products, a decrease in revenue from ethanol and related products of $0.1 million from the six months ended June 30, 2015.  Hydrocarbon revenue decreased during the six months ended June 30, 2016 primarily as a result of timing of shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas.  Hydrocarbon revenues were comprised of jet fuel, isooctane and isooctene sales.

Cost of goods sold. Our cost of goods sold during the six months ended June 30, 2016 included $16.3 million associated with the production of ethanol, isobutanol and related products and approximately $2.9 million in depreciation expense.

Research and development expense. Research and development expenses decreased approximately $1.0 million during the six months ended June 30, 2016 primarily due to a $0.6 million decrease related to reduced employee, consultant and contract staff related expenses and a $0.2 million decrease in costs related to the South Hampton facility as a result of timing of shipments of finished products from the facility.

Selling, general and administrative expense.  Selling, general and administrative expenses decreased by approximately $4.1 million during the six months ended June 30, 2016 primarily due to an aggregate decrease of $4.3 million in general, patent, and litigation legal expenses.

Interest expense. Interest expense, including debt issue costs, increased during the six months ended June 30, 2016 by $0.3 from interest expense for the six months ended June 30, 2015.

(Loss)/Gain from change in fair value of the 2017 Notes. During the six months ended June 30, 2016, we reported a $1.8 million loss associated with the increase in fair value of the 2017 Notes, primarily as a result of the note approaching maturity. During the six months ended June 30, 2015, we reported a $3.4 million gain associated with the decrease in fair value of the 2017 Notes, primarily as a result of a decrease in the price of our common stock in the six months ended June 30, 2015.

(Loss)/Gain from change in fair value of derivative warrant liability. During the six months ended June 30, 2016 the estimated fair value of the derivative warrant liability decreased primarily associated with the increase in the price of our common stock between December 31, 2015 and June 30, 2016.  As a result, the Company reported a $5.3 million loss during the six months ended June 30, 2016.

(Loss)/Gain on extinguishment of warrant liability.  During the six months ended June 30, 2016, we incurred a $0.9 million loss on the extinguishment of warrant liabilities, associated with adjustments to the exercise price on certain of our Series D and Series H warrants.

Loss on issuance of equity. During the six months ended June 30, 2016, we reported a $1.5 million loss associated with the April equity issuance primarily as a result of the estimated fair value of the common stock and warrants issued being greater than the consideration received in exchange.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the six months ended June 30, 2016 and 2015, we generated revenue from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of ATJ fuel, isooctane and isoctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the six months ended June 30, 2016 and 2015 primarily includes costs directly associated with isobutanol production and ethanol production at the Agri-Energy Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs.  Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Other operating costs include utilities and natural gas usage.

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

Liquidity and Capital Resources

Our independent auditor included “going-concern” emphasis language in our audited financial statements for the year-ended December 31, 2015.  For more information, see the section above entitled “Financial Condition.”

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

The continued operation of our business is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including access to sufficient capital, repayment or restructuring of our debt, completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

On April 1, 2016, the Company issued 10,292,858 Series F warrants, 6,571,429 Series G warrants, and 20,585,716 Series H warrants to purchase the same number of shares of our common stock.  As of June 30, 2016, the Series F and H warrants had an exercise price of $0.30 and $0.75 per share, respectively, were exercisable from the date of issuance and expire on April 1, 2021 and October 1, 2016, respectively.  The Series G warrants were fully exercised in the current quarter.  The gross proceeds to us were approximately $3.5 million, not including any future proceeds from the exercise of the warrants.

On June 15, 2016, we closed the best efforts public offering of 21,080,456 shares of our common stock at a price of $0.45 per share.  The gross proceeds to us after agent placement fees were approximately $8.9 million.

As of June 30, 2016, we had an accumulated deficit of $364.6 million with cash and cash equivalents totaling $22.6 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(11,365)	$(14,885)
Net cash used in investing activities	$(4,847)	$(31)
Net cash provided by financing activities	$21,798	$31,085

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

During the six months ended June 30, 2016, we used $11.4 million in cash from operating activities primarily resulting from a net loss of $25.1 million, partially offset by $15.5 million in non-cash gains and expenses and $1.8 million associated with working capital.

Investing Activities

During the six months ended June 30, 2016, we used $4.9 million in cash from investing activities related to capital expenditures at our Agri-Energy Facility.

Financing Activities

During the six months ended June 30, 2016, we accumulated $21.8 million associated with financing activities, primarily from the public offering of Series C units, Series D units, and the June10, 2016 offering of the Company’s common stock.  For more information, please see the sections above entitled “Financial Condition” and “Restructuring/Recapitalization Process”.

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

As of June 30, 2016, the outstanding principal on the 2017 Notes was $26.1 million.

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

As a result of certain conversions and exchanges, the principal balance of the 2022 Notes has been reduced to $22.4 million as of June 30, 2016.

See Note 7, Senior Secured Debt, Secured Debt and 2022 Notes, to our consolidated financial statements included herein for further discussion of the 2022 Notes.

Secured Long-Term Debt

As of June 30, 2016, the outstanding principal of our secured debt owed to TriplePoint was $0.3 million.

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

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at June 30, 2016 (in thousands).

	Less than 1 year	1 - 3 years	3 - 5 years	5+ Years	Total
Principal debt payments (1)	$26,441	$-	$-	$22,400	$48,841
Interest payments on debt (2)	3,654	3,360	3,360	2,520	12,894
Operating leases (3)	1,421	2,867	785	-	5,073
Software license agreement (4)	167	-	-	-	167
Total	$31,683	$6,227	$4,145	$24,920	$66,975

(1)	Represents cash principal payments due to Whitebox, TriplePoint and to holders of the 2022 Notes.
(2)	Represents cash interest payments due to Whitebox, TriplePoint and to holders of the 2022 Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars in Luverne, Minnesota for ethanol and isobutanol shipments.
(4)	Amounts due under a software license agreement.

The table above reflects only payment obligations that are fixed and determinable as of June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the three and six months ended June 30, 2016.  For a discussion of our market risk associated with commodity prices, equity prices and interest rates, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Based on their evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report and the risk factors set forth below, which could materially affect our business, financial condition, cash flows or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report. The risk factors described herein and in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Relating to our Business and Strategy

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses of $25.1 million, $36.2 million, $41.1 million, and $66.8 million during the six months ended June 30, 2016 and the years ended December 31, 2015, 2014, and 2013, respectively. As of June 30, 2016, we had an accumulated deficit of $364.6 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue from the sale of isobutanol, ethanol and related products at the Agri-Energy Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.

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

Our audited financial statements for the year ended December 31, 2015, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm for the year ended December 31, 2015 included a “going concern” emphasis of matter paragraph in its report on our financial statements as of, and for the year ended, December 31, 2015, indicating that the amount of working capital at December 31, 2015 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2016 without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, sales of our licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, we may be forced to seek bankruptcy protection and our stockholders would likely lose most or all of their investment in us.

Risks Related to Owning Our Securities

We may not be able to comply with all applicable listing requirements or standards of The NASDAQ Capital Market and NASDAQ could delist our common stock.

Our common stock is listed on The NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards.

On January 25, 2016, we received a deficiency letter from the Listing Qualifications Department of the NASDAQ Stock Market (“NASDAQ”), notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on The NASDAQ Capital Market. In accordance with NASDAQ Listing Rules, we had an initial compliance period of 180 calendar days, to regain compliance with this requirement. On July 26, 2016, NASDAQ granted us an additional 180 calendar days, or until January 23, 2017, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before January 23, 2017.  The NASDAQ determination to grant the second compliance period was based on our meeting of the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

Furthermore, it would be a fundamental change under the indentures governing our convertible notes if our common stock is not listed on a national securities exchange. In such circumstance we would be required to offer to repurchase our convertible notes at 100% of principal plus accrued and unpaid interest to, but not including, the repurchase date. We would also be required to pay the holders of the 2017 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes, to, but not including, the maturity date of such notes. Repurchase offers for the 2022 Notes would be prohibited by the agreements governing our secured indebtedness with TriplePoint.

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

As of June 30, 2016, we had $22.4 million in outstanding 7.5% Convertible Senior Notes due 2022, which were issued in July 2012 (the “2022 Notes”), which were convertible into 4,758,858 shares of common stock at the conversion rate in effect on June 30, 2016 (which amount includes 4,496,525 shares of common stock issuable in full satisfaction of the coupon make-whole payments due in connection therewith). The anticipated conversion of the $22.4 million in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have the option to issue common stock to any converting holder in lieu of making any required coupon make-whole payment in cash. If we elect to issue our common stock for such payment, the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. If our stock price decreases, the number of shares we would be required to deliver in connection with the coupon make-whole payments would increase. Given that the agreements governing our indebtedness, including our secured indebtedness with TriplePoint, may prohibit us from paying, repurchasing or redeeming the 2022 Notes or making cash payments in respect of the coupon make-whole payments due upon a conversion, we may be unable to make such payment in cash. If we issue additional shares of our common stock in satisfaction of such payments, this may cause significant additional dilution to our existing stockholders.

As of June 30, 2016, we had $26.1 million in outstanding 10% Convertible Senior Notes, due 2017, which were issued in June 2014 (the “2017 Notes”), which were convertible into 1,650,076 shares of our common stock at the conversion rate in effect on June 30, 2016. The 1,650,076 shares includes 146,255 shares of common stock that may be issuable from time to time in the event that the Company pays a portion of the interest on the 2017 Notes in kind or elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. The anticipated conversion of the outstanding 2017 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2017 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

In addition, we issued common stock and warrants during the three months ended June 30, 2016 to finance operations and may do so again in the future.  Such issuances diluted the ownership interests of our existing shareholders and adversely affected the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Plain English Warrant Agreement No. 0647-W-01, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.11
4.6	Plain English Warrant Agreement No. 0647-W-02, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.12
4.7	First Amendment to Plain English Warrant Agreement, No. 0647-W- 03, dated October 20, 2011, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	October 26, 2011	10.7
4.8	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.11	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.12	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1
4.13	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.14	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.15†	Indenture, dated June 6, 2014, by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1
4.16	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.17	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd.	8-K	001-35073	January 30, 2015	4.1
4.18†	Exchange and Purchase Agreement, dated May 9, 2014, by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement.	8-K	001-35073	May 23, 2014	4.1
4.19	Registration Rights Agreement, dated May 9, 2014, by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement.	8-K	001-35073	May 15, 2014	4.2
4.20	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.21	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.22	Third Supplemental Indenture, dated May 13, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	May 15, 2015	4.1
4.23	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.24	Fourth Supplemental Indenture, dated June 1, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	August 7, 2015	4.26
4.25	Fifth Supplemental Indenture, dated August 22, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	November 5, 2015	4.27

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.26	Seventh Supplemental Indenture, dated December 7, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	December 9, 2015	4.1

4.27	Form of Series D Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1

4.28	Form of Series E Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.2

4.29	Eighth Supplemental Indenture, dated March 28, 2016, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	March 29, 2016	4.1

4.30	Form of Series F Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.1

4.31	Form of Pre-Funded Series G Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.2

4.32	Form of Series H Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.3

4.33	Form of Amendment No. 1 to Series D Warrant	8-K	001-35037	June 13, 2016	4.1

10.1	Form of Securities Purchase Agreement dated June 10, 2016 by and between Gevo, Inc. and each purchaser identified therein.	8-K	001-35073	June 13, 2016	10.1

10.2	Amended and restated 2010 Stock Incentive Plan (as amended effective June 15, 2016).	8-K	001-35073	June 20, 2016	10.1

31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

						X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc. (REGISTRANT)

By:	/s/ MICHAEL J. WILLIS
Michael J. Willis Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  August 10, 2016