Form 10-Q
period 2016-09-30
Gevo, Inc.
filed 2016-11-14
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, 136,447,127 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	(unaudited)
	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$31,063	$17,031
Accounts receivable	1,079	1,391
Inventories	3,203	3,487
Prepaid expenses and other current assets	844	731
Total current assets	36,189	22,640

Property, plant and equipment, net	76,507	76,777
Restricted deposits	2,611	2,611
Deposits and other assets	803	803
Total assets	$116,110	$102,831

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,360	$7,476
Current portion of secured debt, net	-	330
Current portion 2017 Notes recorded at fair value	25,194	-
Derivative warrant liability	10,723	10,493
Other current liabilities	44	-
Total current liabilities	40,321	18,299
Long-term portion of secured debt, net	-	153
Long term portion 2017 Notes recorded at fair value	-	21,565
2022 Notes, net	8,779	14,341
Other long-term liabilities	18	147
Total liabilities	49,118	54,505

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 131,769,984 and 21,607,048 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,317	216
Additional paid-in capital	440,106	387,602
Deficit accumulated	(374,431)	(339,492)
Total stockholders' equity	66,992	48,326
Total liabilities and stockholders' equity	$116,110	$102,831

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue and cost of goods sold
Ethanol sales and related products, net	$6,363	$7,551	$19,288	$20,604
Hydrocarbon revenue	451	192	1,462	1,449
Grant and other revenue	130	274	627	787
Total revenues	6,944	8,017	21,377	22,840
Cost of goods sold	9,650	10,629	28,862	29,761
Gross loss	(2,706)	(2,612)	(7,485)	(6,921)

Operating expenses
Research and development expense	1,156	1,527	3,670	5,014
Selling, general and administrative expense	2,273	5,135	6,337	13,406
Total operating expenses	3,429	6,662	10,007	18,420

Loss from operations	(6,135)	(9,274)	(17,492)	(25,341)

Other (expense) income
Interest expense	(2,100)	(2,121)	(6,497)	(6,186)
(Loss)/Gain on exchange or conversion of debt	(920)	-	(920)	285
(Loss)/Gain on extinguishment of warrant liability	5	-	(918)	1,775
(Loss)/Gain from change in fair value of the 2017 Notes	(1,854)	157	(3,629)	3,582
(Loss)/Gain from change in fair value of derivative warrant liability	1,154	4,719	(4,171)	(2,361)
Loss on issuance of equity	-	-	(1,519)	-
Other income	1	-	207	14
Total other expense, net	(3,714)	2,755	(17,447)	(2,891)

Net loss	(9,849)	(6,519)	(34,939)	(28,232)

Net loss per share - basic and diluted	$(0.10)	$(0.39)	$(0.62)	$(2.22)
Weighted-average number of common shares outstanding - basic and diluted	96,753,965	16,688,632	56,285,311	12,700,844

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(34,939)	$(28,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(Gain) from change in fair value of derivative warrant liability	4,171	2,361
Loss/(Gain) from change in fair value of the 2017 Notes	3,629	(3,582)
Loss/(Gain) on exchange or conversion of debt	920	(285)
Loss/(Gain) on extinguishment of warrant liability	918	(1,775)
Loss/(Gain) on issuance of equity	1,519	-
Stock-based compensation	812	1,953
Depreciation and amortization	5,038	4,897
Non-cash interest expense	3,339	2,740
Changes in operating assets and liabilities:
Accounts receivable	312	1,227
Inventories	284	1,589
Prepaid expenses and other current assets	(113)	114
Accounts payable, accrued expenses, and long-term liabilities	(2,095)	(2,019)
Net cash used in operating activities	(16,205)	(21,012)

Investing Activities
Acquisitions of property, plant and equipment	(5,520)	(271)
Proceeds from sales tax refund for property, plant and equipment	-	144
Net cash used in investing activities	(5,520)	(127)

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Financing Activities
Payments on secured debt	(504)	(236)
Debt and equity offering costs	(3,295)	(2,785)
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	-	3
Proceeds from issuance of common stock and common stock units	28,661	23,850
Proceeds from the exercise of warrants	10,895	10,151
Net cash provided by financing activities	35,757	30,983

Net increase in cash and cash equivalents	14,032	9,844

Cash and cash equivalents
Beginning of period	17,031	6,359
End of period	$31,063	$16,203

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing	Nine Months Ended September 30,
and financing transactions	2016	2015
Cash paid for interest, net of interest capitalized	$3,102	$3,449
Non-cash purchase of property, plant and equipment	$140	$131
Conversion of convertible debt to common stock	$11,400	$2,000
Sale of common stock shares (public offering)	$13,023	$-
Series A Warrant issuance	$-	$1,437
Series B Warrant issuance	$-	$2,528
Series C Warrant issuance	$-	$1,299
Series F Warrant issuance	$2,162	$-
Series G Warrant issuance	$1,577	$-
Series H Warrant issuance	$2,146	$-
Series I Warrant issuance	$5,747	$-
Series J Warrant issuance	$1,776	$-

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products with an emphasis on the production and sale of isobutanol and related products derived from renewable feedstocks. Gevo was incorporated in Delaware on June 9, 2005.

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

In 2013, the Company modified the Agri-Energy Facility in order to increase the isobutanol production rate. In June 2013, the Company resumed the limited production of isobutanol at the Agri-Energy Facility, operating one fermenter and one Gevo Integrated Fermentation Technology™ (“GIFT™”) separation system in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Agri-Energy Facility, and (iii) confirm GIFT™ efficacy at commercial scale at the Agri-Energy Facility. In August 2013, the Company expanded production capacity at the Agri-Energy Facility by adding a second fermenter and second GIFT™ system to further verify its results with a second configuration of equipment. In October 2013, the Company began commissioning the Agri-Energy Facility on corn mash to test isobutanol production run rates and to optimize biocatalyst production, fermentation separation and water management systems.

In March 2014, the Company decided to leverage the flexibility of its GIFT™ technology and further modify the Agri-Energy Facility to enable the simultaneous production of isobutanol and ethanol. In July 2014, the Company began more consistent co-production of isobutanol and ethanol at the Agri-Energy Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production.   In line with the Company’s strategy to maximize asset utilization and site cash flows, this configuration of the plant was designed to allow the Company to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of potentially favorable ethanol contribution margins. Also with a view to maximizing site cash flows, over certain periods of time, the Company operated the plant for the sole production of ethanol across all four fermenters.

In September 2015, the Company began deploying additional capital at the Agri-Energy Facility, primarily designed to decrease the cost of isobutanol production by insourcing parts of the process that had previously been done off-site by third parties. This required the cessation of isobutanol production while this equipment was being installed. In March 2016, the Company completed these capital projects and reestablished isobutanol production in one fermenter.

As of September 30, 2016, the Company’s business activities were focused on the following areas:  optimizing the co-production of isobutanol, ethanol and related products at the Agri-Energy Facility; research and development; business development; business and financial planning; and raising capital.  Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including completion of its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, obtaining adequate financing to repay or refinance its debt and complete its development activities and build out further isobutanol production capacity, gaining market acceptance and demand for its products and services, and attracting and retaining qualified personnel.

The Company has primarily derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Agri-Energy Facility. The production of ethanol alone is not the Company’s intended business and its future strategy is expected to depend on its ability to produce and market isobutanol and products derived from isobutanol. The Company is only beginning to achieve more consistent production and revenue from the sale of isobutanol, therefore, the historical operating results of the Company may not be indicative of future operating results for Agri-Energy or Gevo.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Financial Condition. For the nine months ended September 30, 2016 and 2015, the Company incurred a consolidated net loss of $34.9 million and $28.2 million, respectively, and had an accumulated deficit of $374.4 million at September 30, 2016.  The Company’s cash and cash equivalents at September 30, 2016 totaled $31.1 million which will be used for the following: (i) operating activities of the Agri-Energy Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of restructuring, strategic alternatives and new financings; and (vi) debt service  and repayment obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.  While existing working capital at September 30, 2016 was sufficient to meet the cash requirements to fund planned operations through December 31, 2016, it is not sufficient to satisfy all of the Company’s debt obligations expected to become due and payable in 2017.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s inability to continue as a going concern may potentially affect its rights and obligations under its debt obligations and may lead to bankruptcy.

The Company’s transition to profitability is dependent upon, among other things, raising additional capital, repaying or refinancing its debt, the successful development and commercialization of its products and product candidates, the achievement of a level of revenue adequate to support the Company’s existing cost structure and the repayment or restructuring of the Company’s debt obligations. The Company may never achieve profitability or generate positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure its debt and will continue to address its cost structure. The Company intends to continue to explore various financing alternatives to improve its capital structure, including reducing debt and extending maturities.  These efforts may include investments from a strategic partner, new equity or debt financings or exchange offers with the Company’s existing debt holders (including exchanges of debt for debt or equity securities) and other transactions involving the Company’s outstanding debt securities.  Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.

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

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2016 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”).

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014‑09”). The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014‑09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  Early adoption is not permitted. On July 9, 2015, the FASB voted to delay the implementation of ASU 2014-09 by one year to December 15, 2017.  In April 2016, the FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which provides additional clarification regarding Identifying Performance Obligations and Licensing.  The Company is currently evaluating the impact of adopting ASU 2014‑09 and ASU 2016-10.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The objective of ASU 2014-15 is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2015-15 requires a management evaluation about whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or available to be issued. In doing so, ASU 2014-15 should reduce diversity in the timing and content of footnote disclosures.  ASU 2014‑15 is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting ASU 2014-15.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) which clarifies cash flow statement classification of eight specific cash flow issues. The purpose of ASU 2016-15 is to provide clarification and consistency for classifying the eight specific cash flow issues because current GAAP either is unclear or does not include specific guidance.  The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact of adoption of ASU 2016-15 on its consolidated balance sheets.

Adoption of New Accounting Pronouncements.  In April 2015, the FASB issued Accounting Standards Update No. 2015-03  Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liabilities, consistent with the presentation of debt discounts. This will result in the elimination of debt issuance costs as an asset and will reduce the carrying value of the Company’s debt liabilities. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company has adopted the guidance as of January 1, 2016. The adoption of this guidance had an immaterial impact on our financial position and has resulted in the following retrospective adjustments to our consolidated balance sheet at December 31, 2015 (in thousands):

	December 31, 2015
	As reported	As adjusted
Total Assets	$103,128	$102,831
Current portion of secured debt, net	$332	$330
2022 Notes, net	$14,636	$14,341

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the nine months ended September 30, 2016 and 2015 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	September 30,
	2016	2015
Warrants to purchase common stock	29,385,497	3,913,718
2017 Notes	1,503,821	1,502,532
2022 Notes	128,824	291,611
Outstanding options to purchase common stock	715,119	433,371
Unvested restricted common stock	218,520	36,713
Total	31,951,781	6,177,945

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	September 30,	December 31,
	2016	2015
Raw materials
Corn	$188	$517
Enzymes and other inputs	314	283
Nutrients	12	5
Finished goods
Ethanol	68	172
Isobutanol	264	239
Jet Fuels, Isooctane and Isooctene	551	514
Distiller's grains	12	13
Work in process - Agri-Energy	328	220
Work in process - Gevo	157	109
Spare parts	1,309	1,415
Total inventories	$3,203	$3,487

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful	September 30,	December 31,
	Life	2016	2015
Construction in progress	-	$430	$1,801
Plant machinery and equipment (1)	10 years	13,919	14,113
Site improvements	10 years	7,045	7,039
Agri-Energy retrofit asset (1)	20 years	71,734	65,457
Lab equipment, furniture and fixtures and vehicles	5 years	6,402	6,389
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,593	1,566
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,182	2,175
Total property, plant and equipment		109,445	104,680
Less accumulated depreciation and amortization		(32,938)	(27,903)
Property, plant and equipment, net		$76,507	$76,777

(1)	In May 2016, certain assets of the Agri-Energy retrofit asset were reclassified from plant, machinery and equipment to the Agri-Energy retrofit asset.

Included in cost of goods sold is depreciation of $4.5 million and $4.3 million during the nine months ended September 30, 2016 and 2015, respectively.

Included in operating expenses is depreciation of $0.6 million and $0.6 million during the nine months ended September 30, 2016 and 2015, respectively.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Inputs used to estimate the value of the embedded derivative as of December 31, 2015 determined the value of the embedded derivatives to be zero. Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, the estimated fair value of the embedded derivatives will generally decrease with: (i) a decline in the stock price; (ii) a decrease in the estimated stock volatility; and (iii) a decrease in the estimated credit spread.  During the period ended September 30, 2016, factors that could have a significant impact on the estimated fair value of the embedded derivatives indicate the value to remain at zero.

Derivative Warrant Liability

In December 2013, the Company sold warrants to purchase 1,420,250 shares of the Company’s common stock (the “2013 Warrants”). In August 2014, the Company sold warrants to purchase 1,000,000 shares of the Company’s common stock (the “2014 Warrants”). In February 2015, the Company sold Series A warrants to purchase 2,216,667 shares of the Company’s common stock (the “Series A Warrants”) and Series B warrants to purchase 2,216,667 shares of the Company’s common stock (the “Series B Warrants”). In May 2015, the Company sold Series C warrants to purchase 430,000 shares of the Company’s common stock (the “Series C Warrants”).  In December 2015, the Company sold Series D warrants to purchase 10,050,000 shares of the Company’s common stock (the “Series D Warrants”) and Series E warrants to purchase 8,000,000 shares of the Company’s common stock (the “Series E Warrants”). In April 2016, the Company sold 10,292,858 Series F warrants to purchase one share of common stock (each a “Series F Warrant”) and 20,585,716 Series H warrants, each to purchase one share of common stock (each, a “Series H Warrant”), and 6,571,429 pre-funded Series G warrants (“Series G Warrants”) to purchase one share of common stock, pursuant to an underwritten public offering.  In September 2016, the Company sold 14,250,000 Series I warrants to purchase one share of common stock (each a “Series I Warrant”) and 3,700,000 pre-funded Series J warrants (“Series J Warrants”) to purchase one share of common stock, pursuant to an underwritten public offering.

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of September 30, 2016:

	Issuance Date	Expiration Date	Exercise Price		Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of September 30, 2016	Shares Underlying Warrants Outstanding as of September 30, 2016
2013 Warrants	12/16/2013	12/16/2018	$2.56		1,420,250	(304,774)	1,115,476
2014 Warrants	8/5/2014	8/5/2019	$1.86		1,000,000	(610,771)	389,229
Series A Warrants	2/3/2015	2/3/2020	$0.30		2,216,667	(1,988,335)	228,332
Series B Warrants	2/3/2015	8/3/2015	$–		2,216,667	(1,935,601)	–
Series C Warrants	5/19/2015	5/19/2020	$1.42		430,000	–	430,000
Series D Warrants	12/11/2015	12/11/2020	$0.10		10,050,000	(10,031,400)	18,600
Series E Warrants	12/11/2015	12/11/2016	$–		8,000,000	(8,000,000)	–
Series F Warrants	4/1/2016	4/1/2021	$0.30		10,292,858	–	10,292,858
Series G Warrants	4/1/2016	4/1/2017	$–		6,571,429	(6,571,429)	–
Series H Warrants	4/1/2016	10/1/2016	$0.75		20,585,716	(18,008,716)	2,577,000
Series I Warrants	9/13/2016	9/13/2021	$0.55		14,250,000	–	14,250,000
Series J Warrants	9/13/2016	9/13/2017	$0.01	(1)	3,700,000	(3,700,000)	–
					80,733,587	(51,151,026)	29,301,495

(1)	The exercise price is $0.55 but $0.54 of the exercise price was pre-funded upon issuance of the Series J Warrants. The warrants were fully exercised at September 30, 2016.

The agreements governing the above warrants include the following terms:

•

certain warrants have exercise prices which are subject to adjustment for certain events, including the issuance of stock dividends on the Company’s common stock and, in certain instances, the issuance of the Company’s common stock or instruments  convertible into the Company’s common stock at a price per share less than the exercise price of the respective warrants;

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

•

the exercise price and the number and type of securities purchasable upon exercise of  the warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

•

in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the successor entity is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement.  In some circumstances, the Company or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company.

Based on these terms, the Company has determined that the 2013 Warrants, the 2014 Warrants, the Series A Warrants, the Series C Warrants, the Series D Warrants, the Series F Warrants, the Series H Warrants and the Series I Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $10.7 million and $10.5 million as of September 30, 2016 and December 31, 2015, respectively. The increase in the estimated fair value of the Warrants is the result of exercises of warrants during the period offset by the issuance of new warrants during the period.

During the nine months ended September 30, 2016, the Company issued 51,151,312 shares of common stock as a result of the exercise of Series A, D, E, G, H and J Warrants.  The Company received proceeds of $10.9 million from such exercises.

In May 2016, as permitted by Section 2(a) of the Series H Warrant agreement, the board of directors of the Company approved a voluntary reduction of the exercise price for 7.5 million of the outstanding Series H Warrants, from an exercise price of $0.75 per share of common stock to $0.30 per share of common stock, for the remaining term of these warrants. Except for the reduction in exercise price, the terms of these Series H Warrants remain unchanged.

In June 2016, as permitted by Section 2(a) of the Series H Warrant agreement, the Board of Directors of the Company approved a voluntary reduction of the exercise price for 3.0 million of the outstanding Series H Warrants, from an exercise price of $0.75 per share of common stock to $0.42 per share of common stock, for the remaining term of these warrants. The board of directors of the Company also approved a voluntary reduction of the exercise price for 2.0 million of the outstanding Series H Warrants, from an exercise price of $0.75 per share of common stock to $0.52 per share of common stock, for the remaining term of these warrants. Ultimately, the Company adjusted the exercise price to $0.52 per share of common stock for only 1.0 million of the Series H Warrants. Except for the reduction in exercise price, the terms of these Series H Warrants remain unchanged.

In June 2016, as permitted by Section 9 of the Series D Warrant agreement, the Company agreed with certain holders of the Series D Warrants to the amend the exercise price and accelerate the initial exercise date for 4,167,391 of the outstanding Series D Warrants held by such holders. Pursuant to that amendment, with respect to 4,167,391 of the outstanding Series D Warrants held by those holders, the exercise price was increased from an exercise price of $0.10 per share of common stock to $0.175 per share of common stock, for the remaining term of these warrants and the initial exercise date was changed from June 11, 2016 to June 8, 2016. Except for the change in exercise price and the initial exercise date, the terms of these Series D Warrants remained unchanged.

As of September 30, 2016, all of the Series H Warrants and Series D Warrants for which the exercise price had been adjusted were fully exercised.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	September 30,	December 31,
	2016	2015
Accounts payable - trade	$1,865	$2,691
Accrued legal-related fees	352	854
Accrued employee compensation	556	2,082
Accrued interest	313	840
Accrued taxes payable	210	138
Short-term capital lease	147	144
Other accrued liabilities *	917	727
Total accounts payable and accrued liabilities	$4,360	$7,476

*	Other accrued liabilities consists of accrued professional fees, audit fees, utility expenses and other expenses none of which individually represent greater than 5% of total current liabilities.

7. Senior Secured Debt, Secured Debt and 2022 Notes

Senior Secured Debt

In May 2014, the Company entered into a term loan agreement (the “Loan Agreement”) with the lenders party thereto from time to time (each, a “Lender” and collectively, the “Lenders”) and Whitebox Advisors, LLC, as administrative agent for the Lenders (“Whitebox”), with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more senior secured term loans to the Company in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement (collectively, the “Term Loan”). The first advance of the Term Loan in the amount of $22.8 million (the “First Advance”), net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was made to the Company in May 2014. Also in May 2014, the Company and its subsidiaries entered into an Exchange and Purchase Agreement (the “Exchange and Purchase Agreement”) with WB Gevo, Ltd. and the other Lenders and Whitebox, in its capacity as administrative agent for the Lenders. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were given the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for the Company’s 2017 Notes (as defined below), which are convertible into shares of the Company’s common stock.  While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

In June 2014, the Lenders exchanged $25.9 million, the aggregate outstanding principal amount of the Term Loan provided in the First Advance for 10% convertible senior secured notes due 2017 (the “2017 Notes”), together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”). The 2017 Notes will mature on March 15, 2017. The 2017 Notes have a conversion price (the “Conversion Price”) equal to $17.38 per share, or 0.0576 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes is not permitted. The 2017 Notes bear interest at a rate equal to 10% per annum, which is payable 5% in cash and, under certain circumstances, 5% in kind and capitalized and added to the principal amount of the 2017 Notes. While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the aggregate outstanding principal amount, to be adjusted on an annual basis. As of September 30, 2016, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The 2017 Notes Indenture contains customary affirmative and negative covenants for agreements of this type and events of default, including, restrictions on disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments, unless the Company receives the prior approval of the required holders. The 2017 Notes Indenture also contains limitations on the ability of the holder to assign or otherwise transfer its interest in the 2017 Notes.  The 2017 Notes are secured by a lien on substantially all of the assets of the Company and are guaranteed by Agri-Energy and Gevo Development (together, the “Guarantors”). On June 6, 2014, in connection with the issuance of the 2017 Notes, the Company and the Guarantors entered into a pledge and security agreement in favor of the collateral trustee. The collateral pledged includes substantially all of the assets of the Company and the Guarantors, including intellectual property and real property.  Agri-Energy has also entered into a mortgage with respect to the real property located in Luverne Minnesota.

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

The Company has the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of its common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable Conversion Price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, the Company may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at its election. The Company did not require any holders to convert in 2015 and has not required any holders to convert through the nine months ended September 30, 2016.

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

On July 31, 2014, January 28, 2015, May 13, 2015, November 12, 2015, December 7, 2015 March 28, 2016 and September 7, 2016, the Company entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants. In connection with the November 12, 2015 amendments, the Company did not issue any warrants or incur any indebtedness.

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In connection with the transactions described above, the Company also entered into a Registration Rights Agreement, dated May 9, 2014 (the “Registration Rights Agreement”), pursuant to which the Company filed a registration statement on Form S-3 registering the resale of approximately 1.2 million shares of the Company’s common stock which are issuable under the 2017 Notes. This registration statement was declared effective by the SEC on July 25, 2014.

The Company has elected the fair value option for accounting for the 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments and to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at September 30, 2016 of $26.1 million has been recorded at its estimated fair value of $25.2 million and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at September 30, 2016. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $3.6 million has been recognized in subsequent periods in connection with the election of the fair value option.  Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain (loss) from change in fair value of 2017 Notes in the consolidated statements of operations. The fair value of the 2017 Notes at the issuance date was equal to the net proceeds from the loan.  During the nine months ended September 30, 2016, the Company incurred cash interest expense of $3.2 million.

The following table sets forth the inputs to the lattice model that were used to value the 2017 Notes for which the fair value option was elected.

	September 30,	December 31,
	2016	2015
Stock price	$0.48	$0.62
Conversion Rate	57.55	57.55
Conversion Price	$17.38	$17.38
Maturity date	March 15, 2017	March 15, 2017
Risk-free interest rate	0.41%	0.74%
Estimated stock volatility	150.0%	140.0%
Estimated credit spread	20.0%	30.0%

The following table sets forth information pertaining to the 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2015	$26,108	$(4,543)	$21,565
Loss from change in fair value of debt	-	3,629	3,629
Balance - September 30, 2016	$26,108	$(914)	$25,194

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the 2017 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the nine months ended September 30, 2016, represents an unrealized loss which has been recorded as a loss from change in fair value of 2017 Notes in the consolidated statements of operations.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Secured Debt

Amended Agri-Energy Loan Agreement. In October 2011, the original loan and security agreement with TriplePoint was amended and restated (the “Amended Agri-Energy Loan Agreement”) to provide Agri-Energy with additional term loan facilities of up to $15.0 million to pay a portion of the costs, expenses, and other amounts associated with the retrofit of the Agri-Energy Facility to produce isobutanol.  The Amended Agri-Energy Loan Agreement includes affirmative and negative covenants and events of default customary for agreements of this type.  In October 2011, Agri-Energy borrowed $10.0 million under the additional term loan facilities which originally matured in October 2015. In January 2012, Agri-Energy borrowed an additional $5.0 million under the additional term loan facilities which originally matured in December 2015, bringing the total amount borrowed under the additional term loan facilities to $15.0 million.  The aggregate amount outstanding under the additional term loan facilities bears interest at a rate equal to 11% and is subject to an end-of-term payment equal to 5.75% of the amount borrowed.  As security for its obligations under the Amended Agri-Energy Loan Agreement, Agri-Energy granted TriplePoint a security interest in and lien upon all of its assets. Gevo also guaranteed Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement. As additional security, concurrently with the execution of the Amended Agri-Energy Loan Agreement, (i) Gevo Development entered into a limited recourse continuing guaranty in favor of TriplePoint, (ii) Gevo Development entered into an amended and restated limited recourse membership interest pledge agreement in favor of TriplePoint, pursuant to which it pledged the membership interests of Agri-Energy as collateral to secure the obligations under its guaranty and (iii) Gevo entered into an amendment to its security agreement with TriplePoint (the “Gevo Security Agreement”), which secured its guarantee of Agri-Energy’s obligations under the Amended Agri-Energy Loan Agreement.

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

On July 31, 2014, January 28, 2015, May 13, 2015, November 11, 2015, December 7, 2015 March 28, 2016 and September 7, 2016, the Company entered into further amendments to the Amended Agri-Energy Loan Agreement and the Gevo Security Agreement to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by the Company under such additional warrants.  In connection with the November 11, 2015 amendments, the Company did not issue any warrants or incur any indebtedness.

Debt discounts and debt issue costs associated with the issuance of the Company’s secured debt and convertible notes are recorded in the consolidated balance sheets as a reduction to related debt balances. The Company amortizes debt discounts and debt issue costs to interest expense over the term of the debt or expected life of the debt using the effective interest method.

On September 30, 2016, Agri-Energy voluntarily paid off in full all outstanding amounts owed under the Amended Agri-Energy Loan Agreement and all material commitments and obligations under the Loan and Security Agreement and associated documents were terminated. As a result, at September 30, 2016, the Amended Agri-Energy Loan Agreement had a principal balance of zero. In connection with the repayment, TriplePoint terminated all of its security interests under the Amended Agri-Energy Loan Agreement (including any mortgages and membership interest pledges). In addition, the guaranties by the Company and Gevo Development of the obligations under the Amended Agri-Energy Agreement were also terminated.

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2022 Notes	Debt Discount	Debt Issue Costs	Total
Balance - December 31, 2015	$22,400	$(7,764)	$(295)	$14,341
Amortization of debt discount	-	3,193	-	3,193
Amortization of debt issue costs	-	-	124	124
Exchange of 2022 Notes	(11,400)	-	-	(11,400)
Write-off of debt discount and debt issue costs associated with extingishment of debt	-	2,429	92	2,521
Balance - September 30, 2016	$11,000	$(2,142)	$(79)	$8,779

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the nine months ended September 30, 2016 and 2015, respectively, the Company recorded $2.2 million and $1.7 million of expense related to the amortization of debt discounts and issue costs; zero  and $1.0 million of expense related to the conversion of debt; and $0.8 million and $0.9 million of interest expense related to the 2022 Notes. The amortization of debt issue costs, debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

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

In September 2016, the Company issued 13,999,354 shares of common stock in exchange for the redemption of $11.4 million of the 2022 Notes. The net loss on the extinguishment of the 2022 Notes was $0.9 million.

In November 2015, the Company issued 1,107,833 shares of common stock in exchange for the redemption of $2.5 million of the 2022 Notes.    The net loss on the extinguishment of the 2022 Notes was $0.05 million.

In February 2015, the Company issued 170,042 shares of common stock to convert $2.0 million of the 2022 Notes. The net gain on the extinguishment of the 2022 Notes was $0.3 million.

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

The Company has a provisional redemption right (“Provisional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the conversion price for the 2022 Notes in effect on such trading day. On or after July 1, 2017, the Company shall have an optional redemption right (“Optional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of 2022 Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

If there is an Event of Default (as defined in the Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the Indenture) by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.  There have been no Events of Default as of September 30, 2016.

8. Significant Agreements

Off-Take, Distribution and Marketing Agreements

Ethanol Marketing Agreement with C&N, a subsidiary of Mansfield Oil Company. Substantially all ethanol sold by Agri-Energy from the date of acquisition through September 30, 2016 was sold to C&N pursuant to an ethanol purchase and marketing agreement.  The ethanol purchase and marketing agreement with C&N was entered into in April 2009 and automatically renews for subsequent one-year terms unless either party terminates the agreement 60 days before the end of a term. Under the terms of the agreement, C&N will market substantially all of Agri-Energy’s ethanol production from the Agri-Energy Facility and will pay to Agri-Energy the gross sales price paid by the end customer less expenses and a marketing fee.

Distiller Grains Off-Take and Marketing Agreement with Land O’Lakes Purina Feed.  In December 2011, the Company entered into a commercial off-take and marketing agreement with Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”) for the sale of iDGs™ produced by the Agri-Energy Facility. Land O’ Lakes Purina Feed provides farmers and ranchers with an extensive line of agricultural supplies (feed, seed, and crop protection products) and services. Pursuant to the agreement, Land O’Lakes Purina Feed is the exclusive marketer of the Company’s iDGs™ and modified wet distiller’s grains for the animal feed market. The agreement has an initial three-year term following the first commercial sales of iDGs™ with automatic one-year renewals thereafter unless terminated by one of the parties. Further, the Company’s plans to work with Land O’Lakes Purina Feed to explore opportunities to upgrade the iDGs™ for special value-added applications in feed markets.   Land O’Lakes Purina Fees also provides marketing services for the sale of the Company’s ethanol distiller grains.

Supply Agreement with Musket Corporation.  On June 16, 2016, the Company entered into an agreement with Musket Corporation (“Musket”) to supply isobutanol for blending with gasoline.  Musket is a national fuel distributor under the umbrella of the Love’s Family of Companies.  Initial target markets are expected to include the marine and off-road markets in Arizona, Nevada, and Utah. The supply program has begun with railcar quantities of isobutanol (a railcar holds approximately 28-29 thousand gallons). As isobutanol production ramps at Gevo’s production facility in Luverne, Minnesota, and isobutanol-blended gasoline becomes more established at retail outlets, Musket expects to expand its purchase quantities. Musket is initially targeting retail pumps at Lake Havasu in Arizona, followed by other large marine markets such as Lake Powell, Lake Mead, as well as other large lakes in the western states.   Later, Musket also anticipates expanding distribution into its core Oklahoma market.

BCD Chemie. In April 2015, the Company entered into its first purchase order to supply isooctene to BCD Chemie, a subsidiary of Brenntag AG, a leading chemical distributor based in Germany. BCD Chemie is targeting applications in Europe to replace petroleum-based hydrocarbons to enable companies to meet regulatory requirements for renewable content in fuels while satisfying the performance requirements of their customers. We subsequently entered into additional purchase orders to supply isooctene to BCD Chemie in 2016. To date, the total value of the purchase orders with BCD Chemie is over $1 million.

Alaska Airlines. In May 2015, the Company entered into a strategic alliance agreement with Alaska Airlines. Pursuant to the terms of this agreement, Alaska Airlines agreed to purchase an initial quantity of the Company’s alcohol-to-jet (“ATJ”) fuel when the Company secures a revision to ASTM D7566, which occurred in April 2016. All of the ATJ fuel to be supplied under this agreement is expected to be produced from renewable isobutanol at the Agri-Energy Facility and then re-processed at a hydrocarbon processing demonstration plant near Houston, Texas, in partnership with South Hampton Resources, Inc. On June 7, 2016, the first two Alaska Airlines commercial flights using Gevo’s renewable ATJ took place originating in Seattle and flying to San Francisco International Airport and Ronald Reagan Washington National Airport.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Jet Fuel Supply Agreements with the Defense Logistics Agency (U.S. Air Force, U.S. Army and U.S. Navy). In September 2011, the Company was awarded a contract for the procurement of up to 11,000 gallons of ATJ fuel for the purposes of certification and testing by the U.S. Air Force.  The term of the agreement was through December 2012.  The Company recorded $0.6 million of revenue under this award during the year ended December 31, 2012.  In September 2012, the Company was awarded an additional contract by the U.S. Air Force for the procurement of up to 45,000 gallons of ATJ fuel.   In March 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Army with 3,650 gallons of ATJ fuel and in May 2013 this initial order was increased by 12,500 gallons.  In September 2013, the Company entered into a contract with the Defense Logistics Agency to supply the U.S. Navy with 20,000 gallons of ATJ fuel. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $1.0 million, $2.0 million and $1.9 million, respectively, of revenue associated with shipments of ATJ fuel under these contracts. The Company did not record any revenue associated with shipments of ATJ fuel under these agreements in the nine months ended September 30, 2016.

Catalysts Agreement with Clariant Corp.  On May 19, 2016, the Company announced that it has entered into an agreement with Clariant Corp., one of the world’s leading specialty chemical companies, to develop catalysts to enable Gevo’s Ethanol-to-Olefins (“ETO”) technology. As previously disclosed, Gevo’s ETO technology, which uses ethanol as a feedstock, produces tailored mixes of propylene, isobutylene and hydrogen, which are valuable as standalone molecules, or as feedstocks to produce other products such as diesel fuel and commodity plastics, that would be drop-in replacements for their fossil-based equivalents.

Joint Research, Development, License and Commercialization Agreement with The Coca-Cola Company. In November 2011, the Company entered into a joint research, development, license and commercialization agreement with The Coca-Cola Company (“Coca-Cola”). In the agreement, Coca-Cola agreed to pay the Company a fixed price fee for a research program outlined in the agreement. This agreement covered three years and represented $2.6 million of revenue.

License Agreements

Licensing Agreement with Porta. In January 2016, the Company entered into a license agreement and joint development agreement (“JDA”) with Porta Hnos. S.A. (“Porta”) to build or retrofit multiple isobutanol plants in Argentina using corn as a feedstock, the first of which is expected to be wholly owned by Porta and is anticipated to begin producing isobutanol in 2017.  The plant is expected to have a production capacity of up to five million gallons of isobutanol per year. Once the plant is operational, Gevo expects to generate revenues from this licensing arrangement, through royalties, sales and marketing fees, and other revenue streams such as yeast sales. The agreements also contemplate Porta building or retrofitting at least three additional isobutanol plants for certain of their existing ethanol plant customers. For these projects, Gevo would be the direct licensor of its technology and the marketer for any isobutanol produced, and would expect to receive all royalties and sales and marketing fees generated from these projects. Porta would provide the engineering, procurement and construction (“EPC”) services for the projects. The production capacity of these additional plants is still to be determined.

Joint Development Agreement with Praj Industries Limited.  In November 2015, the Company entered into a JDA with Praj Industries Limited (“Praj”), which establishes a strategic relationship to: (i) jointly develop our technology for use in certain ethanol plants that utilize certain non-corn based feedstocks (the “Feedstock”); (ii) jointly develop an engineering package for greenfield isobutanol plants and retrofitting ethanol plants to produce renewable isobutanol from the Feedstock; and (iii) license our technology to build greenfield isobutanol plants and retrofit certain ethanol plants to produce isobutanol. The Company and Praj will jointly develop and optimize the parameters to produce isobutanol from the Feedstock. After the development work is completed, the Company will negotiate commercial license agreements with Praj and third party licensees. Praj has the exclusive right to supply equipment and process engineering services for (i) certain greenfield isobutanol plants covered by the JDA and (ii) the addition of isobutanol capacity for certain ethanol plants that utilize the Feedstock and Praj technology. Praj agreed to meet certain milestones to maintain its exclusive rights. The Company will negotiate and license our technology for producing isobutanol directly with the ethanol plants covered by the JDA and will also have the right to supply biocatalysts, nutrient packages, and support services to such plants. Praj will be the EPC services supplier for the ethanol plants covered by the JDA and we will be the exclusive seller of all isobutanol produced by such plants.

Patent Cross-License Agreement with Butamax Advanced Biofuels, LLC.  On August 22, 2015, the Company entered into a Patent Cross-License Agreement (the “License Agreement”) with Butamax Advanced Biofuels, LLC (“Butamax”) to license certain patent rights.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Gevo made capital contributions to Gevo Development of $10.2 million and $7.9 million, respectively, during the nine months ended September 30, 2016 and the year ended December 31, 2015.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy) which has been fully allocated to Gevo’s capital contribution account based upon 100% ownership.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gevo Development Net Loss	$(3,419)	$(3,158)	$(9,939)	$(9,608)

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary which is then consolidated into Gevo.

10. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and employee stock purchase plan awards
Research and development	$15	$29	$56	$103
Selling, general and administrative	94	103	294	279

Restricted stock awards
Research and development	20	255	101	436
Selling, general and administrative	26	838	122	1,106

Restricted stock units
Research and development	13	4	27	4
Selling, general and administrative	102	31	212	25
Total stock-based compensation	$270	$1,260	$812	$1,953

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

Leases. During the year ended December 31, 2012, the Company entered into a six-year software license agreement. The Company concluded that the software license agreement qualified as a capital lease. Accordingly, at September 30, 2016 and December 31, 2015, the Company had capital lease liabilities of $0.1 million and $0.1 million, respectively, included in accounts payable and accrued liabilities and other long-term liabilities on its consolidated balance sheet.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.  The Company has an operating lease for the rail cars used by Agri-Energy in Luverne, Minnesota.

Rent expense for the three and nine months ended September 30, 2016 was $0.1 million and $0.3 million, respectively. Rent expense for the three and nine months ended September 30, 2015 was $0.1 million and $0.4 million, respectively.  The Company recognizes rent expense on its operating leases on a straight-line basis.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

The table below shows the future minimum payments under non-cancelable operating leases and capital leases at September 30, 2016 (in thousands):

	Operating Leases	Capital Lease	Total Lease Obligations
2016	$355,278	$-	$355,278
2017	1,425,154	166,924	1,592,078
2018	1,433,332	-	1,433,332
2019	918,348	-	918,348
2020	389,153	-	389,153
2021 and thereafter	196,789	-	196,789
Total	$4,718,054	$166,924	$4,884,978

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2016 or as of December 31, 2015.

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

Inventories. The Company records its inventory, primarily corn inventory, at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn based upon Level 1 inputs using quoted market prices. The Company incurred a write-down of inventory of $0.1 million during the nine months ended September 30, 2015. The Company incurred no write-down of inventory during the nine months ended September 30, 2016.

Secured Debt. The Company has estimated the fair value of its secured debt obligations based upon discounted cash flows with Level 3 inputs, such as the terms that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors.

2017 Notes.  The Company has estimated the fair value of the 2017 Notes to be $25.2 million and $21.6 million at September 30, 2016 and December 31, 2015, respectively, based upon Level 2 inputs, including the market price of the Company’s common stock.  The Company has valued the 2017 Notes and all of its components using the fair value option as there are no embedded instruments which qualify for equity presentation.  See Note 7 for the fair value inputs used to estimate the fair value of the 2017 Notes.

2022 Notes Embedded Derivative. The Company has estimated the fair value of the 2022 Notes, including the embedded derivative, to be $8.8 million and $14.3 million at September 30, 2016 and December 31, 2015, respectively, based upon Level 2 inputs, including the market price of the 2022 Notes derived from actual trades of the 2022 Notes. The Company has estimated the fair value of the embedded derivative on a stand-alone basis to be zero at September 30, 2016 and December 31, 2015, based upon Level 2 inputs. See Note 5 above for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Derivative Warrant Liability. In December 2013, the Company issued 2013 Warrants to purchase 1,420,250 shares of the Company’s common stock. Based on the terms of the 2013 Warrants, the Company determined that the 2013 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2013 Warrants as of December 31, 2015 to be $0.2 million based upon Level 3 inputs, utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model. The Company determined the estimated fair value of the 2013 Warrants as of September 30, 2016 to be $0.2 million based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2013 Warrants and the Black Scholes model.

In August 2014, the Company issued 2014 Warrants to purchase 1,000,000 shares of the Company’s common stock.  Based on the terms of the 2014 Warrants, the Company determined that the 2014 Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the 2014 Warrants as of December 31, 2015 and September 30, 2016 to be $0.1 million and $0.1 million, respectively based upon Level 3 inputs utilizing an analysis of actual historical market trades of the 2014 Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the 2014 Warrants as of September 30, 2016 due to the lack of market trades of the 2014 Warrants during the nine months ended September 30, 2016.

In February 2015, the Company issued Series A Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the Series A Warrants, the Company determined that the Series A Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series A Warrants at the issuance date of February 3, 2015 to be $1.4 million. As of December 31, 2015 and September 30, 2016, the estimated fair value of the Series A Warrants was $0.9 million and $0.1 million respectively based upon Level 3 inputs utilizing a Monte-Carlo simulation model.

In February 2015, the Company issued Series B Warrants to purchase 2,216,667 shares of the Company’s common stock.  Based on the terms of the Series B Warrants, the Company determined that the Series B Warrants qualify as a derivative and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series B Warrants at the issuance date of February 3, 2015 to be $2.5 million based upon Level 3 inputs.   The Series B Warrants expired on August 3, 2015.

In May 2015, the Company issued Series C Warrants to purchase 430,000 shares of the Company’s common stock.  Based on the terms of the Series C Warrants, the Company determined that the Series C Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series C Warrants at the issuance date of May 19, 2015 to be $1.2 million.   As of December 31, 2015 and September 30, 2016, the estimated fair value was $0.1 million and $0.1 million, respectively based upon Level 3 inputs utilizing an analysis of actual historical market trades of the Series C Warrants and the Black Scholes model. The Company relied on Level 3 inputs for estimating the fair value of the Series C Warrants as of May 19, 2015, December 31, 2015 and September 30, 2016 due to the lack of market trades of the Series C Warrants.

In December 2015, the Company issued 10,050,000 Series D Warrants and 8,000,000 Series E Warrants. Based on the terms of the Series D Warrants and Series E Warrants, the Company determined that the each of the Series D Warrants and Series E Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The Company determined the estimated fair value of the Series D Warrants to be $5.7 million as of the issuance date, $0.01 million as of December 31, 2015 and $0.01 million as of September 30, 2016 utilizing a Black Scholes model.  The Company relied on Level 1 inputs of the market price for estimating the fair value of the Series E Warrants, and determined the fair value to be $5.3 million as of the issuance date, $4.0 million as of December 31, 2015, and were fully exercised as of September 30, 2016.

In April 2016, the Company issued 10,292,858 Series F Warrants, 6,571,429 Series G Warrants, and 20,585,716 Series H Warrants.  Based on the terms of the Series F Warrants, Series G Warrants and the Series H Warrants, the Company determined that each of the Series F Warrants, Series G Warrants and Series H Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.  The Company relied on Level 3 inputs for estimating the fair value of the Series F warrants and utilized a Monte Carlo simulation and determined the estimated fair value to be $2.2 million as of the April 1, 2016 issuance date. The Company relied on Level 3 inputs for estimating the fair value of the Series H warrants and utilized a Black Scholes model and determined the estimated fair value to be $2.1 million as of the April 1, 2016 issuance date.   The Company relied on Level 1 inputs for estimating the fair value of the Series G warrants and determined the estimated fair value to be $1.6 million as of the April 1, 2016 issuance date.  The Series F and H warrants were determined to have an estimated fair value of $4.6 million and $0.0 million, respectively, as of September 30, 2016.  The Series G warrants were fully exercised and no longer outstanding as of September 30, 2016.

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

In September 2016, the Company issued 14,250,000 Series I Warrants, and 3,700,000 Series J Warrants.  Based on the terms of the Series I Warrants and the Series J Warrants, the Company determined that each of the Series I Warrants and Series J Warrants qualify as a derivative and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period.  The Company relied on Level 3 inputs for estimating the fair value of the Series I Warrants and utilized a Black Scholes model and determined the estimated fair value to be $5.7 million as of the September 13, 2016 issuance date. The Company relied on Level 1 inputs for estimating the fair value of the Series J Warrants and determined the estimated fair value to be $1.8 million as of the September 13, 2016 issuance date.  Series I Warrants were determined to have an estimated fair value of $5.6 million as of September 30, 2016.  The Series J Warrants were fully exercised and no longer outstanding as of September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Gevo	$537	$423	$1,958	$2,193
Gevo Development / Agri-Energy	6,407	7,594	19,419	20,647
Consolidated	$6,944	$8,017	$21,377	$22,840

Loss from operations:
Gevo	$(2,732)	$(6,109)	$(7,596)	$(15,773)
Gevo Development / Agri-Energy	(3,403)	(3,165)	(9,896)	(9,568)
Consolidated	$(6,135)	$(9,274)	$(17,492)	$(25,341)

Interest expense:
Gevo	$2,084	$2,098	$6,449	$6,109
Gevo Development / Agri-Energy	16	23	48	77
Consolidated	$2,100	$2,121	$6,497	$6,186

Depreciation expense:
Gevo	$255	$196	$588	$609
Gevo Development / Agri-Energy	1,503	1,420	4,450	4,288
Consolidated	$1,758	$1,616	$5,038	$4,897

Acquisitions of plant, property and equipment:
Gevo	$168	$-	$260	$2
Gevo Development / Agri-Energy	507	96	5,260	269
Consolidated	$675	$96	$5,520	$271

GEVO, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30,	December 31,
	2016	2015
Total assets:
Gevo	$114,277	$100,394
Gevo Development / Agri-Energy	157,927	157,661
Intercompany eliminations	(156,094)	(155,224)
Consolidated	$116,110	$102,831

14. Subsequent Events

On October 31, 2016, the Company filed a definitive proxy statement with the SEC for the purpose of holding a special meeting of stockholders on Wednesday, December 14, 2016.  The purpose of the special meeting is to have stockholders of record as of the close of business on October 26, 2016 vote on the approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock, par value $0.01 per share, by a ratio of not less than one-for-two and not more than one-for-twenty at any time on or prior to January 6, 2017, with the exact ratio to be set at a whole number within this range by the Board of Directors of the Company in its sole discretion.

In October 2016, the Company issued 4,677,143 shares of common stock as a result of the exercise of Series F Warrants.  The Company received proceeds of $1.4 million from the exercises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to increase production of isobutanol at our facility in Luverne, Minnesota (the “Luverne Plant”), our ability to meet production guidance, our ability to implement a recapitalization transaction and continue as a going concern, the continued listing of our common stock on The NASDAQ Capital Market, our intent and ability to reach a definitive, legally binding, off-take agreement with Lufthansa AG, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet (“ATJ”), our ability to raise additional funds to continue operations, our ability to produce isobutanol at a profit, achievement of advances in our technology platform, the success of our retrofit production model, our ability to gain market acceptance for our products, additional competition and changes in economic conditions and those risks described in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2015 (our “Annual Report”), and other reports that we have filed with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

2016 Highlights and Developments

•

On November 14, 2016, Alaska Airline is expected to fly the first commercial flight with Gevo’s cellulosic Alcohol-to-Jet fuel (“ATJ”). Previously, on October 11, 2016, we announced that we had completed production of the world’s first cellulosic renewable jet fuel that is specified for commercial flights.  We successfully adapted our patented technologies to convert cellulosic sugars derived from wood waste into renewable isobutanol, which was then further converted into our ATJ fuel. This ATJ fuel meets the ASTM D7566 specification allowing it to be used for commercial flights. We produced over 1,000 gallons of the cellulosic ATJ fuel.  The November 14, 2016, flight follows on the back of the two commercial flights that were flown by Alaska Airlines on Gevo’s ATJ fuel in June of this year.  The ATJ fuel for the June flights was derived from isobutanol produced at the Luverne Plant using sustainable corn as the sugar feedstock. The cellulosic ATJ fuel was produced in conjunction with the Northwest Advanced Renewables Alliance (“NARA”). NARA supplied the sugars that were derived from forest residuals in the Pacific Northwest. We produced the cellulosic renewable isobutanol in St. Joseph, Missouri.  The cellulosic renewable isobutanol was then transported to our biorefinery facility in Silsbee, Texas, where the cellulosic renewable isobutanol was converted into ATJ fuel.

•

On November 10, 2016, Gevo announced that gasoline blended with its isobutanol and marketed for use in automobiles has begun to be sold in the Houston area.  This marks the first time that Gevo’s isobutanol has been specifically targeted towards on-road vehicles.  Musket Corporation is Gevo’s distribution partner serving the Houston market. Musket is blending up specially formulated gasoline containing Gevo’s isobutanol to distribute into the on-road automobile market.

•

On September 30, 2016, we voluntarily paid off in full all outstanding amounts owed under the Amended Agri-Energy Loan Agreement and all material commitments and obligations under the Loan and Security Agreement and associated documents were terminated. As a result, at September 30, 2016, the Amended Agri-Energy Loan Agreement had a principal balance of zero. In connection with the repayment, TriplePoint terminated all of its security interests under the Loan and Security Agreement (including any mortgages and membership interest pledges). In addition, the guaranties by the Company and Gevo Development of the obligations under the Loan and Security Agreement were also terminated.

•

On September 13, 2016, we completed the sale of 24,800,000 Series E units consisting of one share of our common stock and a half of one Series I warrant to purchase one share of common stock and 3,700,000 Series F units consisting of a pre-funded Series J warrant and a half of one Series I warrant to purchase one share of common stock, pursuant to an underwritten public offering.  We received gross proceeds of approximately $15.6 million, not including any future proceeds from the exercise of the warrants.

•

On September 7, 2016, we entered into private exchange agreements with holders of our 7.5% convertible senior notes due 2022 (the “2022 Notes”), to exchange an aggregate of $11.4 million of principal amount of 2022 Notes for an aggregate of 13,999,354 shares of common stock.  These exchanges reduced the outstanding principal amount of the 2022 Notes to $11.0 million.

•

On September 7, 2016, we announced that we had entered into a heads of agreement with Deutsche Lufthansa AG (“Lufthansa”) to supply Gevo’s ATJ fuel from its first commercial hydrocarbons facility, intended to be built in Luverne, Minnesota.  The terms of the agreement contemplate Lufthansa purchasing up to 8 million gallons per year of ATJ fuel or up to 40 million gallons over the 5 year life of the proposed off-take agreement.  The heads of agreement establishes a selling price that is expected to allow for an appropriate level of return on the capital required to build-out our first commercial scale hydrocarbons facility.  The heads of agreement is non-binding and is subject to completion of a binding off-take agreement and other definitive documentation between Gevo and Lufthansa.

Outlook for 2016

As previously disclosed, we restarted production of isobutanol at the Luverne Plant in March 2016.  All operations, including the distillation system, are now up and running.  During the third quarter, we produced approximately 145,000 gallons of isobutanol.  During 2016, we have produced a total of approximately 240,000 gallons of isobutanol.

We have been pleased with the isobutanol fermentation performance and the equipment related to our isobutanol production that we have installed at the Luverne Plant is working as designed.  During the third quarter, ethanol and isobutanol production were negatively affected, primarily as a result of equipment issues on the ethanol side of the facility that resulted in three weeks of lost production time for isobutanol and lower ethanol production.  As a result, our production revenues during the third quarter were lower than expected.  We believe that the equipment issues on the ethanol side of the facility have been resolved and isobutanol production has recommenced.

In terms of our previously issued 2016 guidance, we expect:

•	Isobutanol production at our production facility in Luverne, Minnesota to be approximately 500,000 gallons, near the low-end of our previously announced range of 500,000-650,000 gallons;

•

To decrease the variable cost of producing isobutanol at our Luverne, Minnesota production facility to a range of $3.00-$3.50/gallon (assumes corn price of $3.65 per bushel and nets the value of the isobutanol distiller's grains), enabling isobutanol to be produced at a positive contribution margin, based on an expected average selling price for isobutanol of between $3.50-$4.50/gallon;

•	To increase sales of isobutanol into core markets such as the renewable ATJ fuel, marina, off-road, isooctane and solvents markets; and
•

To achieve an average quarterly corporate-wide EBITDA burn rate (excluding stock-based compensation) of $3.5-$4.5 million.  (Corporate-wide EBITDA burn rate is calculated by adding back depreciation and non-cash stock compensation to GAAP loss from operations.)

Through the balance of 2016 and into 2017, we will continue to be focused on optimization work to improve the Luverne Plant at its current scale, but more importantly with a view towards significantly expanding the Luverne Plant.  We plan to optimize the overall production processes with the intent of improving robustness and consistency of production, increasing production volumes, and potentially producing specific grades of isobutanol tailored for specific applications.  This optimization work could result in us needing to add more equipment (tanks, controls, pumps, distillation columns, etc.), systems or processes in the future at the Luverne Plant.

We expect that by the end of 2016 we will have the capability to be at a production run rate equivalent to 1.5 million gallons per year at the Luverne Plant.  Although we expect to have this production capability, we currently expect to run at a rate less than 1.5 million gallons per year during 2017 as we scale up and test new process improvements to further reduce costs and optimize production in general at the Luverne Plant with a view towards significantly expanding production capacity in the future

Business Development

We continue to see solid interest in our isobutanol and isobutanol-related products, especially in the marine, off-road aviation, and isooctane markets.  This interest is manifesting itself in terms of customer demand for our current production from the Luverne Plant and our hydrocarbons demo facility in Silsbee, Texas, as well as, interest from multiple parties to enter into long term offtake agreements with us for isobutanol and isobutanol-related products such as renewable jet fuel and isooctane.  In 2016, most of our isobutanol sales have been focused on the marine and off-road markets.  In addition, our isobutanol has now been made available in the Houston market at multiple locations for on-road automotive use.  In the Houston market, our isobutanol is being blended with gasoline up to 12.5 percent and is being marketed as a high octane, ethanol-free gasoline.

Financial Condition

Our independent auditor included “going-concern” language in our audited financial statements for the year-ended December 31, 2015.  For the nine months ended September 30, 2016 and 2015, we incurred a consolidated net loss of $34.9 million and $28.2 million respectively, and had an accumulated deficit of $374.4 million at September 30, 2016.  Our cash and cash equivalents at September 30, 2016 totaled $31.1 million which will be used for the following: (i) operating activities of our plant located in Luverne, Minnesota; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Agri-Energy Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of restructuring, strategic alternatives and new financings; and (vi) debt service and repayment obligations.

We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. To date, we have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.  While existing working capital at September 30, 2016 was sufficient to meet the cash requirements to fund planned operations through December 31, 2016, it is not sufficient to satisfy all of our debt obligations expected to become due and payable in 2017.  These conditions raise substantial doubt about our ability to continue as a going concern. Our inability to continue as a going concern may potentially affect our rights and obligations under our debt obligations and may lead to bankruptcy.

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

Restructuring/Recapitalization Process

As noted above, while our existing working capital at September 30, 2016 was sufficient to meet the cash requirements to fund planned operations through December 31, 2016, it is not sufficient to satisfy all of our debt obligations expected to become due and payable in 2017.

As disclosed above, on May 31, 2016, we announced that we commenced a review of strategic alternatives.   As part of the process established by our Board of Directors and its financial advisor, we have engaged in discussions with Whitebox Advisors, LLC (“Whitebox”), the administrative agent for the holders of our 10% convertible senior secured notes due 2017, which were issued in June 2014 (the “2017 Notes”), with respect to a recapitalization of our debt.  We have also engaged in discussions with certain holders of our 2022 Notes.  We believe that a recapitalization transaction whereby our debt is reduced (and/or the maturity date is extended) and a sufficient amount of working capital is provided to fund operations would reduce the current liquidity risks for us.

On September 7, 2016, we entered into private exchange agreements with holders of our 2022 Notes, to exchange an aggregate of $11.4 million of principal amount of 2022 Notes for an aggregate of 13,999,354 shares of common stock.  These exchanges reduced the outstanding principal amount of the 2022 Notes to $11.0 million.

On September 30, 2016, we voluntarily paid off in full all outstanding amounts owed under the Amended Agri-Energy Loan Agreement and all material commitments and obligations under the Loan and Security Agreement and associated documents were terminated. As a result, at September 30, 2016, the Amended Agri-Energy Loan Agreement had a principal balance of zero. In connection with the repayment, TriplePoint terminated all of its security interests under the Loan and Security Agreement (including any mortgages and membership interest pledges). In addition, the guaranties by the Company and Gevo Development of the obligations under the Loan and Security Agreement were also terminated.

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

Special Meeting of Stockholders

On July 26, 2016, The NASDAQ Stock Market (“NASDAQ”) granted us an additional 180 calendar days, or until January 23, 2017, to regain compliance with the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). As previously reported, on January 25, 2016, we received a notification letter (the “Notice”) from NASDAQ advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to the Minimum Bid Price Rule. We were unable to regain compliance with the Minimum Bid Price Rule by July 25, 2016. We were provided 180 calendar days, or until July 25, 2016, to regain compliance with the Minimum Bid Price Rule. The NASDAQ determination to grant the second compliance period was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market, with the exception of the Minimum Bid Price Rule, and our written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On October 31, 2016, we filed a definitive proxy statement with the SEC for the purpose of holding a special meeting of stockholders on Wednesday, December 14, 2016.  The purpose of the special meeting is to have stockholders of record, as of the close of business on October 26, 2016, vote on the approval of an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the outstanding shares of our common stock, par value $0.01 per share, by a ratio of not less than one-for-two and not more than one-for-twenty at any time on or prior to January 6, 2017, with the exact ratio to be set at a whole number within this range by the Board of Directors of the Company in its sole discretion.

We believe that the reverse stock split is necessary to maintain our listing on The NASDAQ Capital Market, and to provide us with resources and flexibility, with respect to our capital, sufficient to execute our business plans and strategy, and improve the marketability and liquidity of our common stock.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015 (in thousands)

	Three Months Ended September 30,
	2016	2015	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$6,363	$7,551	$(1,188)
Hydrocarbon revenue	451	192	259
Grant and other revenue	130	274	(144)
Total revenues	6,944	8,017	(1,073)

Cost of goods sold	9,650	10,629	(979)

Gross loss	(2,706)	(2,612)	(94)

Operating expenses
Research and development expense	1,156	1,527	(371)
Selling, general and administrative expense	2,273	5,135	(2,862)
Total operating expenses	3,429	6,662	(3,233)

Loss from operations	(6,135)	(9,274)	3,139

Other (expense) income
Interest expense	(2,100)	(2,121)	21
(Loss)/Gain on exchange or conversion of debt	(920)	-	(920)
(Loss)/Gain on extinguishment of warrant liability	5	-	5
(Loss)/Gain from change in fair value of the 2017 Notes	(1,854)	157	(2,011)
(Loss)/Gain from change in fair value of derivative warrant liability	1,154	4,719	(3,565)
Other income	1	-	1
Total other expense, net	(3,714)	2,755	(6,469)

Net loss	$(9,849)	$(6,519)	$(3,330)

Revenues.  During the three months ended September 30, 2016, we recognized revenue of $6.4 million associated with the sale of 3.7 million gallons of ethanol, as well as isobutanol and related products, a decrease of $1.2 million from the three months ended September 30, 2015.  This decrease was primarily a result of lower ethanol production, ethanol prices and distiller grain prices.  Hydrocarbon revenue increased during the three months ended September 30, 2016 primarily as a result of timing of shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”).  Hydrocarbon revenues were comprised of jet fuel, isooctane and isooctene sales.

Cost of goods sold. Cost of goods sold was $9.7 million during the three months ended September 30, 2016, compared with $10.6 for the same quarter in 2015. Cost of goods sold in the 2016 period included approximately $8.2 million associated with the production of ethanol, isobutanol and related products and approximately $1.5 million in depreciation expense.

Research and development expense. Research and development expense decreased by approximately $0.4 million during the three months ended September 30, 2016, compared with the same quarter in 2015, due primarily to a reduction in employee related expenses.

Selling, general and administrative expense. Selling, general and administrative expense decreased by $2.9 million during the three months ended September 30, 2016, compared with the same quarter in 2015, due primarily to a decrease of $2.5 million in general, patent, and litigation expenses.

Interest expense.  Interest expense in the third quarter of 2016 was $2.1 million, which was a decrease of $0.02 million over the same quarter last year.

(Loss)/Gain on exchange or conversion of debt. During the three months ended September 30, 2016, we incurred a $0.9 million loss as a result of exchanging an aggregate of $11.4 million of principal amount of 2022 Notes for an aggregate of 13,999,354 shares of common stock.

(Loss)/Gain from change in fair value of the 2017 Notes. During the three months ended September 30, 2016, we incurred a non-cash loss of $1.9 million during the quarter due to the quarterly mark-to-market valuation of the 2017 Notes.

(Loss)/Gain from change in fair value of derivative warrant liability.  During the three months ended September 30, 2016, the estimated fair value of the derivative warrant liability decreased by $1.2 million, resulting in a non-cash gain from change in fair value of derivative warrant liability, primarily associated with the decrease in the price of Gevo’s common stock in the quarter.

Comparison of the nine months ended September 30, 2016 and 2015 (in thousands)

	Nine Months Ended September 30,
	2016	2015	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$19,288	$20,604	$(1,316)
Hydrocarbon revenue	1,462	1,449	13
Grant and other revenue	627	787	(160)
Total revenues	21,377	22,840	(1,463)

Cost of goods sold	28,862	29,761	(899)

Gross loss	(7,485)	(6,921)	(564)

Operating expenses
Research and development expense	3,670	5,014	(1,344)
Selling, general and administrative expense	6,337	13,406	(7,069)
Total operating expenses	10,007	18,420	(8,413)

Loss from operations	(17,492)	(25,341)	7,849

Other (expense) income
Interest expense	(6,497)	(6,186)	(311)
(Loss)/Gain on exchange or conversion of debt	(920)	285	(1,205)
(Loss)/Gain on extinguishment of warrant liability	(918)	1,775	(2,693)
(Loss)/Gain from change in fair value of the 2017 Notes	(3,629)	3,582	(7,211)
(Loss)/Gain from change in fair value of derivative warrant liability	(4,171)	(2,361)	(1,810)
Loss on issuance of equity	(1,519)	-	(1,519)
Other income	207	14	193
Total other expense, net	(17,447)	(2,891)	(14,556)

Net loss	$(34,939)	$(28,232)	$(6,707)

Revenues. During the nine months ended September 30, 2016, we recognized revenue of $19.3 million associated with the sale of 11.4 million gallons of ethanol, as well as isobutanol and related products, a decrease of $1.3 million from the nine months ended September 30, 2015.  This decrease was primarily a result of lower ethanol prices and distiller grain prices.  Hydrocarbon revenue was flat during the nine months ended September 30, 2016 primarily as a result of timing of shipments of finished products from our demonstration plant located at the South Hampton Facility.  Hydrocarbon revenues were comprised of jet fuel, isooctane and isooctene sales.

Cost of goods sold. Our cost of goods sold during the nine months ended September 30, 2016 included $25.3 million associated with the production of ethanol, isobutanol and related products and approximately $4.5 million in depreciation expense.

Research and development expense. Research and development expenses decreased approximately $1.3 million during the nine months ended September 30, 2016 primarily due to a $1.0 million decrease related to reduced employee, consultant and contract staff related expenses and a $0.2 million decrease in costs related to the South Hampton Facility.

Selling, general and administrative expense.  Selling, general and administrative expenses decreased by approximately $7.1 million during the nine months ended September 30, 2016 primarily due to an aggregate decrease of $6.9 million in general, patent, and litigation legal expenses.

Interest expense. Interest expense, including debt issue costs, increased during the nine months ended September 30, 2016 by $0.3 million from interest expense for the nine months ended September 30, 2015.

(Loss)/Gain on exchange or conversion of debt. During the nine months ended September 30, 2016, we incurred a $0.9 million loss as a result of exchanging an aggregate of $11.4 million of principal amount of 2022 Notes for an aggregate of 13,999,354 shares of common stock. During the nine months ended September 30, 2015, we incurred a $0.3 million gain on extinguishment as a result of the conversion of $2.5 million of 2022 Notes in the first quarter of 2015.

(Loss)/Gain on extinguishment of warrant liability.  During the nine months ended September 30, 2016, we incurred a $0.9 million loss on the extinguishment of warrant liabilities, primarily associated with adjustments to the exercise price on certain of our Series D Warrants and Series H Warrants.

(Loss)/Gain from change in fair value of the 2017 Notes. During the nine months ended September 30, 2016, we reported a $3.6 million loss associated with the increase in fair value of the 2017 Notes, primarily as a result of the 2017 Notes approaching maturity. During the nine months ended September 30, 2015, we reported a $3.6 million gain associated with the decrease in fair value of the 2017 Notes, primarily as a result of a decrease in the price of our common stock in the nine months ended September 30, 2015.

(Loss)/Gain from change in fair value of derivative warrant liability. During the nine months ended September 30, 2016 the estimated fair value of the derivative warrant liability decreased primarily associated with the increase in the price of our common stock between December 31, 2015 and September 30, 2016.  This was offset by the value of the derivative increasing prior to exercise of the warrants.  As a result, the Company reported a $4.2 million loss during the nine months ended September 30, 2016.

Loss on issuance of equity. During the nine months ended September 30, 2016, we reported a $1.5 million loss associated with the April equity issuance primarily as a result of the estimated fair value of the common stock and warrants issued being greater than the consideration received in exchange.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the nine months ended September 30, 2016 and 2015, we generated revenue from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of ATJ fuel, isooctane and isooctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the nine months ended September 30, 2016 and 2015 primarily includes costs directly associated with isobutanol production and ethanol production at the Agri-Energy Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs.  Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Agri-Energy Facility. Other operating costs include utilities and natural gas usage.

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

Liquidity and Capital Resources

Our independent auditor included “going-concern” language in our audited financial statements for the year-ended December 31, 2015.  For more information, see the section above entitled “Financial Condition.”

Since our inception in 2005, we have devoted most of our cash resources to manufacturing, research and development, defense of intellectual property and selling, general and administrative activities related to the commercialization of isobutanol, as well as related products from renewable feedstocks.  We have incurred losses since inception and expect to incur losses through at least the remainder of 2016 and likely beyond.  To date, we have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.

The continued operation of our business is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including access to sufficient capital, repayment or restructuring of our current debt, completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

On April 1, 2016, the Company issued 10,292,858 Series F Warrants, 6,571,429 Series G Warrants, and 20,585,716 Series H Warrants to purchase the same number of shares of our common stock in an underwritten public offering.  As of September 30, 2016, the Series F Warrants and H Warrants had an exercise price of $0.30 and $0.75 per share, respectively, were exercisable from the date of issuance and expire on April 1, 2021 and October 1, 2016, respectively.  The Series G Warrants were fully exercised in the second quarter of 2016.  The gross proceeds to us were approximately $3.5 million, not including any future proceeds from the exercise of the warrants.

On June 15, 2016, we closed a best efforts public offering of 21,080,456 shares of our common stock at a price of $0.45 per share.  The gross proceeds to us after agent placement fees were approximately $8.9 million.

On September 13, 2016, the Company issued 24,800,000 shares of common stock, 14,250,000 Series I Warrants and 3,700,000 Series J Warrants to purchase the same number of shares of our common stock.  As of September 30, 2016, the Series I Warrants had an exercise price of $0.55 per share, were exercisable from the date of issuance and expire on September 13, 2021.  The Series J Warrants were fully exercised in the current quarter.  The gross proceeds to us were approximately $15.6 million, not including any future proceeds from the exercise of the warrants.

In September 2016, the Company issued 13,999,354 shares of common stock in exchange for the redemption of $11.4 million of the 2022 Notes. The net loss on the extinguishment of the 2022 Notes was $0.9 million.

As of September 30, 2016, we had an accumulated deficit of $374.4 million with cash and cash equivalents totaling $31.3 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(16,205)	$(21,012)
Net cash used in investing activities	$(5,520)	$(127)
Net cash provided by financing activities	$35,757	$30,983

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

During the nine months ended September 30, 2016, we used $16.2 million in cash from operating activities primarily resulting from a net loss of $34.9 million, partially offset by $20.3 million in non-cash gains and expenses and $1.6 million associated with working capital.

Investing Activities

During the nine months ended September 30, 2016, we used $5.5 million in cash from investing activities related to capital expenditures at our Agri-Energy Facility.

Financing Activities

During the nine months ended September 30, 2016, we accumulated $35.8 million associated with financing activities, primarily from the public offerings in April, June, and September of 2016.  For more information, please see the sections above entitled “Financial Condition” and “Restructuring/Recapitalization Process”.

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

As of September 30, 2016, the outstanding principal on the 2017 Notes was $26.1 million.

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

In September 2016, we entered into private exchange agreements with holders of the 2022 Notes, to exchange an aggregate of $11.4 million of principal amount of 2022 Notes for an aggregate of 13,999,354 shares of common stock.

As a result of certain conversions and exchanges, the principal balance of the 2022 Notes has been reduced to $11.0 million as of September 30, 2016.

See Note 7, Senior Secured Debt, Secured Debt and 2022 Notes, to our consolidated financial statements included herein for further discussion of the 2022 Notes.

Secured Long-Term Debt

On September 30, 2016, we voluntarily paid off in full all outstanding amounts owed under the Amended Agri-Energy Loan Agreement and all material commitments and obligations under the Loan and Security Agreement and associated documents were terminated. As a result, at September 30, 2016, the Amended Agri-Energy Loan Agreement had a principal balance of zero. In connection with the repayment, TriplePoint terminated all of its security interests under the Loan and Security Agreement (including any mortgages and membership interest pledges). In addition, the guaranties by the Company and Gevo Development of the obligations under the Loan and Security Agreement were also terminated.

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

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at September 30, 2016 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$26,108,000	$-	$-	$11,000,000	$37,108,000
Interest payments on debt (2)	2,237,136	1,650,000	1,650,000	825,000	6,362,136
Operating leases (3)	1,423,134	2,612,797	682,123	-	4,718,054
Software license agreement (4)	166,924	-	-	-	166,924
Total	$29,935,194	$4,262,797	$2,332,123	$11,825,000	$48,355,114

(1)	Represents cash principal payments due to Whitebox and to holders of the 2022 Notes.
(2)	Represents cash interest payments due to Whitebox and to holders of the 2022 Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars in Luverne, Minnesota for ethanol and isobutanol shipments.
(4)	Amounts due under a software license agreement.

The table above reflects only payment obligations that are fixed and determinable as of September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the three and nine months ended September 30, 2016.  For a discussion of our market risk associated with commodity prices, equity prices and interest rates, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $34.9 million, $36.2 million, $41.1 million, and $66.8 million during the nine months ended September 30, 2016 and the years ended December 31, 2015, 2014, and 2013, respectively. As of September 30, 2016, we had an accumulated deficit of $374.4 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue from the sale of isobutanol, ethanol and related products at the Agri-Energy Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.

Additionally, we have generated limited revenue from the sale of products such as alcohol-to-jet fuel produced from isobutanol, including for engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military. If our existing grants and cooperative agreements are canceled prior to the expected end dates or we are unable to obtain new grants, cooperative agreements or product supply contracts, our revenues could be adversely affected.

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

We cannot provide any assurance that our stock price will recover or that our stockholders will approve a reverse stock split within the permitted grace period. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

As of September 30, 2016, we had $11.0 million in outstanding 7.5% Convertible Senior Notes due 2022, which were issued in July 2012 (the “2022 Notes”), which were convertible into 1,083,761 shares of common stock at the conversion rate in effect on September 30, 2016 (which amount includes 954,937 shares of common stock issuable in full satisfaction of the coupon make-whole payments due in connection therewith). The anticipated conversion of the $11.0 million in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have the option to issue common stock to any converting holder in lieu of making any required coupon make-whole payment in cash. If we elect to issue our common stock for such payment, the stock will be valued at 90% of the simple average of the daily volume weighted average prices of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. If our stock price decreases, the number of shares we would be required to deliver in connection with the coupon make-whole payments would increase. Given that the agreements governing our indebtedness may prohibit us from paying, repurchasing or redeeming the 2022 Notes or making cash payments in respect of the coupon make-whole payments due upon a conversion, we may be unable to make such payment in cash. If we issue additional shares of our common stock in satisfaction of such payments, this may cause significant additional dilution to our existing stockholders.

As of September 30, 2016, we had $26.1 million in outstanding 10% Convertible Senior Notes, due 2017, which were issued in June 2014 (the “2017 Notes”), which were convertible into 1,572,715 shares of our common stock at the conversion rate in effect on September 30, 2016. The 1,572,715 shares includes 68,894 shares of common stock that may be issuable from time to time in the event that the Company pays a portion of the interest on the 2017 Notes in kind or elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. The anticipated conversion of the outstanding 2017 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2017 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

In addition, we issued common stock and warrants during the three months ended September 30, 2016 to finance operations and in exchange for redemption of a portion of our 2022 Notes, and may do so again in the future.  Such issuances diluted the ownership interests of our existing shareholders and adversely affected the price of our common stock.

We may not be able to execute a binding, definitive off-take agreement with Lufthansa reflecting the terms of the heads of agreement, or at all.

On September 7, 2016, we announced that we entered into a heads of agreement with Lufthansa to supply ATJ from our first commercial hydrocarbons plant intended to be built in Luverne, Minnesota. The terms of the agreement contemplate Lufthansa purchasing up to 8 million gallons of ATJ per year, or 40 million gallons over the life of a supply agreement. The heads of agreement is non-binding and subject to completion of a binding off-take agreement and other definitive documentation with Lufthansa. We can make no assurance that a binding, definitive off-take agreement reflecting the terms of the heads of agreement, or at all, will be completed. In addition, the heads of agreement contemplates and would require us to expand our isobutanol plant, which would require significant additional capital that we may not be able to obtain on acceptable terms, or at all. Further, the transactions contemplated in the heads of agreement require Lufthansa and us to build out a supply chain to blend and deliver the finished fuel to targeted airports. If the binding documents necessary to consummate the transactions contemplated in the heads of agreement are not executed, or we are unable to expand our isobutanol plant and supply chain for any reason, we will not receive any of the potential benefits of the agreement, which may have a material adverse effect on our business prospects and the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 11, 2016, the Company’s Board of Directors adopted an amendment to Section 4(b) of the Company’s Amended and Restated 2010 Stock Incentive Plan (the “Plan”) to provide that the limits on grants to participants are tied to a percentage of the total maximum number of shares issuable under Section 3(a) of the Plan rather than as of the Plan’s original effective date in 2011.  A copy of the Amended and Restated 2010 Stock Incentive Plan, dated November 11, 2016, is attached as Exhibit 10.4 to this Report.  Further, the Board of Directors ratified the previous grants made in 2015 that exceeded the limits as originally defined.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Plain English Warrant Agreement No. 0647-W-01, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.11
4.6	Plain English Warrant Agreement No. 0647-W-02, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.12
4.7	First Amendment to Plain English Warrant Agreement, No. 0647-W- 03, dated October 20, 2011, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	October 26, 2011	10.7
4.8	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.11	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.12	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.13	Indenture, dated as of July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.14	First Supplemental Indenture, dated as of July 5, 2012, to the Indenture dated as of July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.15†	Indenture, dated June 6, 2014, by and among Gevo, Inc., the guarantors named on the signature page thereto and Wilmington Savings Fund Society, FSB (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1
4.16	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.17	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, and WB Gevo, Ltd.	8-K	001-35073	January 30, 2015	4.1
4.18	Third Supplemental Indenture, dated May 13, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	May 15, 2015	4.1
4.19	Fourth Supplemental Indenture, dated June 1, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder	10-Q	001-35073	August 7, 2017	4.26
4.20	Fifth Supplemental Indenture, dated August22, 2015,b y and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee, Wilmington Savings Fund Society, FSB, as collateral trustee, and WB Gevo, Ltd., as Requisite Holder	10-Q	001-35073	November 5, 2015	4.27
4.21	Seventh Supplemental Indenture, dated December 7, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder	8-K	001-35037	December 9, 2015	4.1
4.22	Eighth Supplemental Indenture, dated March 28, 2016, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder	8-K	001-35037	March 29, 2016	4.1
4.23	Ninth Supplemental Indenture, dated September 7, 2016, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder	8-K	001-35037	September 9, 2016	4.1
4.24†	Exchange and Purchase Agreement, dated May 9, 2014, by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement.	8-K	001-35073	May 23, 2014	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.25	Registration Rights Agreement, dated May 9, 2014, by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement.	8-K	001-35073	May 15, 2014	4.2
4.26	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.27	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.28	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.29	Form of Series D Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1
4.30	Form of Amendment No. 1 to Series D Warrant	8-K	001-35037	June 13, 2016	4.1
4.31	Form of Series E Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.2
4.32	Form of Series F Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.1
4.33	Form of Pre-Funded Series G Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.2
4.34	Form of Series H Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.3
4.35	Form of Series I Warrant to Purchase Common Stock	8-K	001-35037	September 15, 2016	4.1
4.36	Form of Pre-Funded Series J Warrant to Purchase Common Stock	8-K	001-35037	September 15, 2016	4.2
10.1	Consent Under and Tenth Amendment to Amended and Restated Plain English Growth Capital Loan and Security Agreement, dated September 7, 2016, by and among Gevo, Inc., Agri-Energy, LLC. and TriplePoint Capital L.L.C.	8-K	001-35037	September 9, 2016	10.1
10.2	Eleventh Amendment to Plain English Security Agreement, dated September 7, 2016, by and between Gevo, Inc. and TriplePoint Capital LLC. Amended and restated 2010 Stock Incentive Plan (as amended effective June 15, 2016).	8-K	001-35037	September 9, 2016	10.2
10.3	Form of Exchange Agreement	8-K	001-35037	September 9, 2016	10.3
10.4	Amended and Restated 2010 Stock Incentive Plan, dated November 11, 2016					X
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

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

Date:  November 14, 2016