Form 10-Q
period 2017-03-31
Gevo, Inc.
filed 2017-05-09
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 30, 2017, 15,074,966 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	(unaudited)
	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$20,393	$27,888
Accounts receivable	1,204	1,122
Inventories	4,178	3,458
Prepaid expenses and other current assets	860	850
Total current assets	26,635	33,318

Property, plant and equipment, net	74,538	75,592
Restricted deposits	2,611	2,611
Deposits and other assets	803	803
Total assets	$104,587	$112,324

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,998	$6,193
2017 Notes recorded at fair value	16,492	25,769
Derivative warrant liability	4,942	2,698
Total current liabilities	26,432	34,660

2022 Notes, net	1,088	8,221
Other long-term liabilities	167	179
Total liabilities	27,687	43,060

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 15,065,551 and 7,074,246 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	151	71
Additional paid-in capital	459,403	445,913
Accumulated Deficit	(382,654)	(376,720)
Total stockholders' equity	76,900	69,264
Total liabilities and stockholders' equity	$104,587	$112,324

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,494	$5,757
Hydrocarbon revenue	90	298
Grant and other revenue	32	265
Total revenues	5,616	6,320

Cost of goods sold	9,408	9,223

Gross loss	(3,792)	(2,903)

Operating expenses
Research and development expense	1,217	1,044
Selling, general and administrative expense	2,173	1,919
Total operating expenses	3,390	2,963

Loss from operations	(7,182)	(5,866)

Other (expense) income
Interest expense	(714)	(2,151)
(Loss) on exchange or conversion of debt	(964)	-
(Loss) from change in fair value of the 2017 Notes	(339)	(836)
Gain from change in fair value of derivative warrant liability	3,259	5,248
Other income	6	-
Total other expense, net	1,248	2,261

Net loss	(5,934)	(3,605)

Net loss per share - basic and diluted	$(0.51)	$(3.13)
Weighted-average number of common shares outstanding - basic and diluted	11,584,595	1,150,817

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(5,934)	$(3,605)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) from change in fair value of derivative warrant liability	(3,226)	(5,248)
Loss from change in fair value of the 2017 Notes	339	836
Loss on exchange or conversion of debt	964	-
(Gain) on extinguishment of warrant liability	(33)	-
Stock-based compensation	128	358
Depreciation and amortization	1,676	1,621
Non-cash interest expense	80	1,057
Changes in operating assets and liabilities:
Accounts receivable	(82)	523
Inventories	(720)	500
Prepaid expenses and other current assets	(11)	(278)
Accounts payable, accrued expenses, and long-term liabilities	(1,228)	(1,268)
Net cash used in operating activities	(8,047)	(5,504)

Investing Activities
Acquisitions of property, plant and equipment	(673)	(2,247)
Net cash used in investing activities	(673)	(2,247)

Financing Activities
Payments on secured debt	(9,616)	(84)
Debt and equity offering costs	(205)	(589)
Proceeds from issuance of common stock and common stock warrants	11,044	-
Proceeds from the exercise of warrants	2	65
Net cash provided (used) by financing activities	1,225	(608)

Net decrease in cash and cash equivalents	(7,495)	(8,359)

Cash and cash equivalents
Beginning of period	27,888	17,031
End of period	$20,393	$8,672

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing	Three Months Ended March 31,
and financing transactions	2017	2016
Cash paid for interest, net of interest capitalized	$1,616	$1,503
Non-cash purchase of property, plant and equipment	$461	$2,049
Exchange of convertible debt into common stock	$8,177	$-
Accrued offering costs	$73	$59
Fair value of warrants at issuance and upon exercise, net	$5,503	$-

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products based on isobutanol produced from renewable feedstocks. Gevo, Inc. was incorporated in Delaware on June 9, 2005. Gevo, Inc. formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 12 Gevo Development). Gevo Development became a wholly-owned subsidiary of the Company in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010.

Through May 2012, Agri-Energy, was engaged in the business of producing and selling ethanol and related products produced at its plant located in Luverne, Minnesota (the “Luverne Facility”). The Company commenced the retrofit of the Luverne Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012.  In September 2012, the Company made the strategic decision to pause isobutanol production at the Luverne Facility to focus on optimizing specific parts of the process to further enhance isobutanol production rates.

In 2013, the Company modified the Luverne Facility in order to (i) verify that the modifications had significantly reduced the previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Luverne Facility, and (iii) confirm GIFT ® efficacy at commercial scale at the Luverne Facility.

In 2014, the Company reconfigured the Luverne Facility to enable the co-production of both isobutanol and ethanol, leveraging the flexibility of its GIFT ® technology, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the plant should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of potentially superior ethanol contribution margins

As of March 31, 2017, the Company continues to engage in research and development, business development, business and financial planning, optimize operations for isobutanol, hydrocarbon and ethanol production and raise capital to fund future expansion of our Luverne Facility for increased isobutanol and hydrocarbon production. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, (ii) obtaining adequate financing to complete its development activities, (iii) obtaining adequate financing to build out further isobutanol production capacity, (iv) gaining market acceptance and demand for its products and services, and (v) attracting and retaining qualified personnel.

The Company has primarily derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Luverne Facility. The production of ethanol alone is not the Company’s intended business and its future strategy is expected to depend on its ability to produce and market isobutanol and products derived from isobutanol. The Company is beginning to achieve more consistent production and revenue from the sale of isobutanol, therefore, the historical operating results of the Company may not be indicative of future operating results for Agri-Energy or Gevo.

Financial Condition. For the three months ended March 31, 2017 and 2016, the Company incurred a consolidated net loss of $5.9 million and $3.6 million, respectively, and had an accumulated deficit of $382.6 million at March 31, 2017.The Company’s cash and cash equivalents at March 31, 2017 totaled $20.4 million which will be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of restructuring, strategic alternatives and new financings; and (vi) debt service  and repayment obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.  The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.   The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek additional capital

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

through arrangements with strategic partners or from other sources, it may seek to restructure its secured debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on the Company’s current operating plan, existing working capital at March 31, 2017 is not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date the Company’s 2017 year-end financial statements were issued unless the Company is able to restructure and extend its debt obligations and/or raise additional capital to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern at March 31, 2017. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its Senior Secured Debt and Convertible Notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2017 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).

  Reverse Stock Splits. On December 21, 2016, the Board of Directors approved an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, par value $0.01 at a ratio of one-for-twenty.  The reverse stock split became effective January 5, 2017. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Recent Accounting Pronouncements

Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. On July 9, 2015, the FASB Board voted to delay the implementation of ASU 2014-09 by one year to December 15, 2017. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which provides additional clarification regarding Identifying Performance Obligations and Licensing.  The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method. The Company does not anticipate the new standard to materially impact how it accounts for its (a) ethanol and related products revenue and (b) hydrocarbon revenue. However, we are currently evaluating the impact to our grant revenue as there could be a potential for changes to the nature and timing of revenue recognized under our various grant agreements.

Leases (“ASU 2016-02”). In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Topic 842 Leases. ASU-2016-02 requires leases to be reported on the financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Future minimum lease obligations for leases accounted for as operating leases at March 31, 2017 totaled $4.1 million. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

Statement of Cash Flows, Classification of Certain Cash Receivable and Cash Payments (“ASU 2016-15). In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows Classification of Certain Cash Receipts and

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Adoption of New Accounting Pronouncements.

Simplifying the Measurement of Inventory (“ASU 2015-11”). In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this standard for the year-ending December 31, 2017. Adoption of this standard does not materially impact the measurement of the Company’s inventory.

Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”).  In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. There are two approaches for determining if the criteria are met. The objective of ASU 2016-06 is intended to resolve the diversity in practice resulting from those two approaches. We adopted this standard in the first quarter of 2017.  The adoption of this new standard does not impact the Company’s consolidated financial statements.

Compensation—Stock Compensation (‘ASU 2016-09”). In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation. This standard was issued as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 effective as of January 1, 2017, and the adoption of this standard does not materially impact the Company’s accounting for stock compensation.

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2017 and 2016 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	March 31,
	2017	2016
Warrants to purchase common stock - liability classified (see Note 5)	14,017,373	698,056
Warrant to purchase common stock - equity classified	1,393	4,200
2017 Notes	47,827	75,192
2022 Notes	688	13,117
Outstanding options to purchase common stock	76,915	23,756
Unvested restricted common stock	7,536	13,448
Total	14,151,732	827,769

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	March 31,	December 31,
	2017	2016
Raw materials
Corn	$212	$108
Enzymes and other inputs	217	309
Nutrients	14	10
Finished goods
Ethanol	190	72
Isobutanol	994	755
Jet Fuels, Isooctane and Isooctene	726	519
Distiller's grains	18	-
Work in process - Agri-Energy	245	274
Work in process - Gevo	161	62
Spare parts	1,401	1,349
Total inventories	$4,178	$3,458

Work in process inventory includes unfinished jet fuel, isooctane, isooctene and isobutanol inventory. During 2016, the Company chose to classify isobutanol as a component of finished goods due to the increased production of isobutanol at our Luverne Facility and the positive market development and customer demand for isobutanol being sold directly into the market as a gasoline blendstock.

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful	March 31,	December 31,
	Life	2017	2016
Construction in progress		$574	$293
Plant machinery and equipment (1)	10 years	15,574	15,397
Site improvements	10 years	7,050	7,050
Luverne retrofit asset (1)	20 years	70,842	70,791
Lab equipment, furniture and fixtures and vehicles	5 years	6,508	6,431
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,621	1,594
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,535	2,526
Total property, plant and equipment		110,844	110,222
Less accumulated depreciation and amortization		(36,306)	(34,630)
Property, plant and equipment, net		$74,538	$75,592

(1)	In May 2016, certain assets of the Luverne retrofit asset were reclassified from plant, machinery and equipment to the Luverne retrofit asset.

Included in cost of goods sold is depreciation of $1.5 million and $1.4 million during the three months ended March 31, 2017 and 2016, respectively.

Included in operating expenses is depreciation of $0.1 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

5. Embedded Derivatives and Derivative Warrant Liabilities

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

As of March 31, 2017 and December 31, 2016, the estimated fair value of the embedded derivatives was zero.  Any decline in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as gain from change in fair value of embedded derivatives in the consolidated statements of operations. The Company recorded the estimated fair value of the embedded derivative with the 2022 notes, net in the consolidated balance sheets.

Derivative Warrant Liability

The following warrants were sold by the Company:

•	In December 2013, the Company sold warrants to purchase 71,013 shares of the Company’s common stock (the “2013 Warrants”).
•	In August 2014, the Company sold warrants to purchase 50,000 shares of the Company’s common stock (the “2014 Warrants”).
•

In February 2015, the Company sold Series A warrants to purchase 110,833 shares of the Company’s common stock (the “Series A Warrants”) and Series B warrants to purchase 110,883 shares of the Company’s common stock (the “Series B Warrants”).

•	In May 2015, the Company sold Series C warrants to purchase 21,500 shares of the Company’s common stock (the “Series C Warrants”).
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

•

In September 2016, the Company sold 712,503 Series I warrants to purchase one share of common stock (each a “Series I Warrant”) and 185,000 pre-funded Series J warrants (“Series J Warrants”) to purchase one share of common stock, pursuant to an underwritten public offering.

•

In February 2017, the Company sold 6,250,000 Series K warrants to purchase one share of common stock (each a “Series K Warrant”), 570,000 pre-funded Series L warrants (“Series L Warrants”) to purchase one share of common stock, and 6,250,000 Series M warrants (“Series M Warrants”) each to purchase one share of common stock, pursuant to an underwritten public offering.

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of March 31, 2017:

	Issuance Date	Expiration Date	Exercise Price as of March 31, 2017		Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of March 31, 2017	Shares Underlying Warrants Outstanding as of March 31, 2017
2013 Warrants	12/16/2013	12/16/2018	$15.84		71,013	(15,239)	55,774
2014 Warrants	8/5/2014	8/5/2019	$11.98		50,000	(30,538)	19,462
Series A Warrants	2/3/2015	2/3/2020	$1.90		110,833	(99,416)	11,417
Series B Warrants	2/3/2015	8/3/2015	-	(1)	110,833	(96,795)	-
Series C Warrants	5/19/2015	5/19/2020	$9.59		21,500	-	21,500
Series D Warrants	12/11/2015	12/11/2020	$2.00		502,500	(501,570)	930
Series E Warrants	12/11/2015	12/11/2016	-	(1)	400,000	(400,000)	-
Series F Warrants	4/1/2016	4/1/2021	$2.00		514,644	(233,857)	280,787
Series G Warrants	4/1/2016	4/1/2017	-	(1)	328,571	(328,571)	-
Series H Warrants	4/1/2016	10/1/2016	-	(1)	1,029,286	(900,436)	-
Series I Warrants	9/13/2016	9/13/2021	$11.00		712,503	-	712,503
Series J Warrants	9/13/2016	9/13/2017	-	(1)	185,000	(185,000)	-
Series K Warrants	2/17/2017	2/17/2022	$2.35		6,250,000	-	6,250,000
Series L Warrants	2/17/2017	2/17/2018	$0.01	(2)	570,000	(155,000)	415,000
Series M Warrants	2/17/2017	11/17/2017	$2.35		6,250,000	-	6,250,000
					17,106,683	(2,946,422)	14,017,373

(1)	Warrants have either been fully exercised and/or expired as of March 31, 2017.
(2)	The exercise price is $1.90 but $1.89 of the exercise price was pre-funded upon issuance of the Series L Warrants.

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

Based on these terms, the Company has determined that the 2013 Warrants, the 2014 Warrants, the Series A Warrants, the Series C Warrants, the Series D Warrants, the Series F Warrants, the Series H Warrants, the Series I Warrants, the Series K Warrants, the Series L Warrants, and the Series M Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $4.9 million and $2.7 million as of March 31, 2017 and December 31, 2016, respectively. The increase in the derivative warrant liability is the result of the issuance of new warrants during the period offset by warrants exercised during the period.

During the three months ended March 31, 2017, the Company issued 155,000 shares of common stock as a result of the exercise of Series L Warrants.  The Company received proceeds of approximately $2,000 from such exercises.

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

As of March 31, 2017, all of the Series H Warrants and Series D Warrants for which the exercise price had been adjusted were fully exercised.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	March 31	December 31,
	2017	2016
Accounts payable - trade	$2,118	$2,611
Accrued legal-related fees	282	626
Accrued employee compensation	867	1,385
Accrued interest	22	359
Accrued taxes payable	163	136
Short-term capital lease	147	147
Other accrued liabilities *	1,399	929
Total accounts payable and accrued liabilities	$4,998	$6,193

*

Other accrued liabilities consist of franchise taxes, property taxes, audit fees, and a variety of other expenses, none of which individually represent greater than five percent of total current liabilities.

7. Senior Secured Debt and 2022 Notes

Senior Secured

In June 2014, certain of the Company’s lenders exchanged an aggregate of $25.9 million of outstanding principal amount of a term loan for 10% convertible senior secured notes due 2017 (the “2017 Notes” and, together with the 2022 Notes, the “Convertible Notes”), together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”).

The 2017 Notes were originally set to mature on March 15, 2017. In February 2017, WB Gevo Ltd. (“Whitebox”), the holder of the 2017 Notes and the Company agreed to extend the maturity date to June 23, 2017 (the “2017 Note Extension Transaction”).   The 2017 Notes have a conversion price (the “Conversion Price”) equal to $344.83 per share or 0.0029 shares per $1 principal amount of 2017 Notes. Optional prepayment of the 2017 Notes is not permitted. In addition, the February 2017 Note Extension Transaction amended the interest rate applicable to the 2017 Notes. The 2017 Notes now bear interest at a rate equal to 12% per annum, which is payable 6% in cash and, under certain circumstances, 6% in kind and capitalized and added to the principal amount of the 2017 Notes. While the 2017 Notes are outstanding, the Company is required to maintain an interest reserve in an amount equal to 10% of the original outstanding principal amount of $26.1 million, to be adjusted on an annual basis. As of March 31, 2017 and December 31, 2016, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits. On April 19, 2017, Whitebox and the Company agreed, among other things, to eliminate the requirement to maintain an interest reserve account, and the balance of the interest reserve account was transferred to an unrestricted account of the Company.

The 2017 Notes Indenture contains customary affirmative and negative covenants for agreements of this type and events of default, including, restrictions on disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain amounts of additional indebtedness, making investments, acquiring or merging with another entity, and making dividends and other restricted payments, unless the Company receives the prior approval of the required holders. For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company was in compliance with the covenants.  The 2017 Notes Indenture also contains limitations on the ability of the holder to assign or otherwise transfer its interest in the 2017 Notes.  The 2017 Notes are secured by a lien on substantially all of the assets of the Company and is guaranteed by Agri-Energy and Gevo Development (together, the “Guarantor Subsidiaries” or “Guarantors”). On June 6, 2014, in connection with the issuance of the 2017 Notes, the Company and the Guarantor Subsidiaries entered into a Pledge and Security Agreement in favor of the collateral trustee. The collateral pledged includes substantially all of the assets of the Company and the Guarantor Subsidiaries, including intellectual property and real property.  Agri-Energy has also entered into a mortgage with respect to the real property located in Luverne Minnesota.

The holders of the 2017 Notes may, at any time until the close of business on the business day immediately preceding the maturity date, convert the principal amount of the 2017 Notes, or any portion of such principal amount which is at least $1,000, into

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

On July 31, 2014, January 28, 2015, May 13, 2015, November 12, 2015, December 7, 2015, March 28, 2016, September 7, 2016 and February 13, 2017, we entered into amendments to the 2017 Notes Indenture to, among other things, permit the offering and issuance of additional warrants and the incurrence of indebtedness by us under such additional warrants.  In connection with the November 12, 2015 amendments, we did not issue any warrants or incur any indebtedness.

On June 1, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit (i) the execution, delivery, and performance of the FCStone Agreements (as defined below) and the related guaranty, (ii) the incurrence of indebtedness by the Company and Agri-Energy pursuant thereto and (iii) the making of the investments by the Company and Agri-Energy thereunder.

On August 22, 2015, the Company entered into further amendments to the 2017 Notes Indenture to, among other things, permit (i) the execution, delivery, and performance of the patent cross-license and settlement agreements with Butamax Advanced Biofuels LLC and (ii) the exchange of all or any portion of the 2022 Notes for common stock issued by the Company.

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

As part of the February 2017 Note Extension, the Company paid down approximately $9.6 million in principal outstanding on the 2017 Notes, leaving the remaining principal balance of the 2017 Notes at approximately $16.5 million.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company has elected the fair value option for accounting of the 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at March 31, 2017 and December 31, 2016 of $16.5 million and $26.1 million, respectively, has been recorded at its estimated fair value of $16.5 million and $25.8 million respectively, and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at March 31, 2017 and December 31, 2016 respectively. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $4.2 million has been recognized in subsequent periods in connection with the election of the fair value option.  Change in the estimated fair value of the 2017 Notes represents an unrealized loss included in gain (loss) from change in fair value of 2017 Notes in the consolidated statements of operations. The fair value of the 2017 Notes at the issuance date were equal to the net proceeds from the loan.  During the three months ended March 31, 2017 and 2016, the Company incurred cash interest expense of $0.6 million and $0.7 million related to the 2017 Notes, respectively.

The following table sets forth the inputs to the lattice model that were used to value the 2017 Notes for which the fair value option was elected.

	March 31	December 31,
	2017	2016
Stock price	$1.14	$3.40
Conversion Rate per $1,000	2.90	2.90
Conversion Price	$344.83	$344.83
Maturity date	June 23, 2017	March 15, 2017
Risk-free interest rate	0.76%	0.49%
Estimated stock volatility	100.0%	80.0%
Estimated credit spread	20.0%	20.0%

The following table sets forth information pertaining to the 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2016	$26,108	$(339)	$25,769
Loss from change in fair value of debt	-	339	339
Paydown of principal balance	(9,616)	-	(9,616)
Balance - March 31, 2017	$16,492	$-	$16,492

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the 2017 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the three months ended March 31, 2017, represents an unrealized loss which has been recorded as a loss from change in fair value of 2017 Notes in the consolidated statements of operations.

See Note 13 – Subsequent Events, for a discussion of the restructuring of the 2017 Notes.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2022 Notes	Debt Discount	Debt Issue Costs	Total
Balance - December 31, 2016	$9,575	$(1,307)	$(47)	$8,221
Amortization of debt discount	-	77	$-	77
Amortization of debt issue costs	-	-	$3	3
Exchange of 2022 Notes	(8,400)	-	$-	(8,400)
Write-off of debt discount and debt issue costs associated with extinguishment of debt	-	1,146	$41	1,187
Balance - March 31, 2017	$1,175	$(84)	$(3)	$1,088

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, with net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three months ended March 31, 2017 and 2016, respectively, the Company recorded $0.08 million and $1.1 million of expense related to the amortization of debt discounts and issue costs, $1.2 million and nil million of expense related to the exchange of debt; and $0.02  million and $0.4 million of interest expense related to the 2022 Notes. The amortization of debt issue costs, debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

The 2022 Notes are convertible at a conversion rate of 0.5856 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, subject to adjustment in certain circumstances as described in the Indenture. This is equivalent to a conversion price of approximately $1,707.65 per share of common stock. Holders may convert the 2022 Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion.  In November 2015, we issued 55,392 shares of common stock to redeem 2,500 bonds at a face value of $1,000 per bond and reduce the liability of the 2022 Notes by $2.5 million. The net loss on the extinguishment of the 2022 Notes was $0.05 million.  In February 2015, the Company issued 8,502 shares of common stock to convert 2,000 bonds at a face value of $1,000 per bond to reduce the liability of the 2022 Notes by $2.0 million.   The net gain on the extinguishment of the 2022 Notes was $0.3 million.  In September 2016, the Company issued 699,968 shares of common stock in exchange for the redemption of $11.4 million of the 2022 Notes. The net loss on the extinguishment of the 2022 Notes was $0.9 million.  In December 2016, the Company issued 251,832 shares of common stock in exchange for the redemption of $1.4 million of the 2022 Notes. The net gain on the extinguishment of the 2022 Notes was $0.1 million. In January 2017, the Company issued 2,155,382 shares of common stock in exchange for the redemption of $8.4 million. The net loss on extinguishment was $1.0 million.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

If there is an Event of Default (as defined in the Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of the outstanding notes by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately.  There have been no Events of Default as of March 31, 2017.

8. Gevo Development

Gevo made capital contributions to Gevo Development of $1.8 million and $12.3 million, respectively, during the three months ended March 31, 2017 and the year ended December 31, 2016.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended March 31,
	2017	2016
Gevo Development Net Loss	$(4,173)	$(3,576)

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly-owned subsidiary which is then consolidated into Gevo.

9. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Stock options and employee stock purchase plan awards
Research and development	$9	$25
Selling, general and administrative	30	103

Restricted stock awards
Research and development	12	50
Selling, general and administrative	17	68

Restricted stock units
Research and development	18	13
Selling, general and administrative	42	99
Total stock-based compensation	$128	$358

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

10. Commitments and Contingencies

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

Leases. During the year ended December 31, 2012, the Company entered into a six-year software license agreement. The Company concluded that the software license agreement qualified as a capital lease. Accordingly, at March 31, 2017 and December 31, 2016, the Company had capital lease liabilities of $0.2 million and $0.1 million, respectively, included in accounts payable and accrued liabilities and other long-term liabilities on its consolidated balance sheets.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.  The Company has an operating lease for the rail cars used by Agri-Energy in Luverne, Minnesota.

Rent expense for the three months ended March 31, 2017 and 2016 was $0.4 million $0.4 million, respectively.   The Company recognizes rent expense on its operating leases on a straight-line basis.

The table below shows the future minimum payments under non-cancelable operating leases and capital leases at March 31, 2017 (in thousands):

	Operating Leases	Capital Lease	Total Lease Obligations
2017 (remaining)	1,152	167	1,319
2018	1,421	-	1,421
2019	907	-	907
2020	394	-	394
2021	200	-	200
Total	$4,074	$167	$4,241

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2017 and December 31, 2016, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2017 or December 31, 2016.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

11. Fair Value Measurements

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

These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at March 31, 2017 and December 31, 2016, respectively (in thousands).

		Fair Value Measurements at March 31, 2017 (In thousands)
	Fair Value at 3/31/2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$4,942	$-	$-	$4,942
2017 Notes	$16,492	$-	$-	$16,492
Total Recurring Fair Value Measurements	$21,434	$-	$-	$21,434

Nonrecurring
Corn and finished goods inventory	$2,092	$223	$1,869	$-
	$2,092	$223	$1,869	$-

		Fair Value Measurements at December 31, 2016 (In thousands)
	Fair Value at 12/31/2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$2,698	$-	$1,884	$814
2017 Notes	$25,769	$-	$-	$25,769
Total Recurring Fair Value Measurements	$28,467	$-	$1,884	$26,583

Nonrecurring
Corn and finished goods inventory	$1,327	$108	$1,219	$-
	$1,327	$108	$1,219	$-

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table provides changes to those fair value measurements using Level 3 inputs for the three months ended March 31, 2017.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
	Derivative Warrant Liability	2017 Notes
Opening Balance	$814	$25,769
Transfers into Level 3	1,884	-
Transfers out of Level 3	-	-
Total (gains) or losses for the period
Included in earnings	(3,259)	339
Included in other comprehensive income	-	-
Purchases, issues, sales and settlements
Purchases	-	-
Issues	5,670	-
Sales	-	-
Settlements	(167)	(9,616)
Closing balance	$4,942	$16,492

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2017 Notes.  The Company has estimated the fair value of the 2017 Notes to be $16.5 million and $25.8 million at March 31, 2017 and December 31, 2016, respectively, utilizing a binomial lattice model. See Note 7 for the fair value inputs used to estimate the fair value of the 2017 Notes.

2022 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0.0 million at March 31, 2017 and December 31, 2016, respectively, based upon Level 3 inputs. See Note 5 for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.      .

Derivative Warrant Liability. Prior to 2017, the Company estimated the fair value of the Series A, Series F and Series K warrants using a Monte-Carlo model (Level 3). For all other warrants the Company valued these using a standard Black-Scholes model (Level 2). However, in the first quarter 2017, the Company valued the Series F and K using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3).

 While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

12. Segments

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Gevo Development/Agri-Energy Segment. Our Gevo Development/Agri-Energy segment is currently responsible for the operation of our Luverne Facility and the production of ethanol, isobutanol and related products.

	Three Months Ended March 31,
	2017	2016
Revenues:
Gevo	$90	$505
Gevo Development / Agri-Energy	5,526	5,815
Consolidated	$5,616	$6,320

Loss from operations:
Gevo	$(3,065)	$(2,307)
Gevo Development / Agri-Energy	(4,117)	(3,559)
Consolidated	$(7,182)	$(5,866)

Interest expense:
Gevo	$714	$2,134
Gevo Development / Agri-Energy	-	17
Consolidated	$714	$2,151

Depreciation expense:
Gevo	$137	$168
Gevo Development / Agri-Energy	1,539	1,453
Consolidated	$1,676	$1,621

Acquisitions of plant, property and equipment:
Gevo	$56	$3
Gevo Development / Agri-Energy	617	2,244
Consolidated	$673	$2,247

	March 31,	December 31,
	2017	2016
Total assets:
Gevo	$102,331	$110,072
Gevo Development / Agri-Energy	155,275	156,749
Intercompany eliminations	(153,019)	(154,497)
Consolidated	$104,587	$112,324

13. Subsequent Events

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “Exchange Agreement”) with the holders of the 2017 Notes, and Whitebox Advisors LLC, in its capacity as representative of the holders (“Whitebox”), pursuant to which the holders, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the Company’s newly created 12% Convertible Senior Secured Notes due 2020 (the “2020 Notes”), plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”).  Pursuant to the Exchange Agreement, the Company also granted the Holders an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the exchange contemplated by the Exchange Agreement. The exchange contemplated in the Exchange Agreement and the ultimate issuance of the 2020 Notes is conditioned on the approval by the Company’s stockholders of the potential issuance of 19.99% or more of the Company’s outstanding common stock upon the conversion of, or otherwise issuable in relation to, the 2020 Notes.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The terms of the 2020 Notes will be set forth in an indenture to be entered into prior to the initial issuance of 2020 Notes by and among the Company, certain subsidiary guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2020 Notes Indenture”). The key terms of the 2020 Notes are as follows:

•	Maturity Date: The 2020 Notes will mature on March 15, 2020.
•

Interest: The 2020 Notes will accrue interest at 12% per annum, with 10% payable in cash and 2% payable as Payment in Kind (“PIK”) interest. The PIK interest is paid by increasing the principal amount of the 2020 Notes by the amount of PIK interest due. Interest will be payable on March 31, June 30, September 30, and December 31of each year.

•

Conversion and Conversion Price: The 2020 Notes are convertible, at the option of the holders, into shares of the Company’s common stock. The 2020 Notes will have an initial conversion price (the “Conversion Price”) equal to the lesser of (i) $1.196 per share, or 0.8361 shares of common stock per $1.00 principal amount of the 2020 Notes, or (ii) a premium of 15% to the closing price of the Company’s common stock on the date of the Exchange.

•

Conversion Price Reset and Adjustments: The holders will have a one-time right to reset the conversion price (the “Reset Provision”) upon any equity financing that occurs within 180 days following the Exchange (the “Reset Period”) in accordance with the following reset calculations: (i) in the first 90 days following the Exchange, at a 25% premium to the common stock price in the equity financing and (ii) after 90 and within and including 180 days following the Exchange, at a 35% premium to the common stock share price in the equity financing. Following exercise of the Reset Provision, the Holders will also have a right to consent to certain equity financings by the Company during the Reset Period.

•

Make-Whole Payments: The 2020 Notes will provide for certain make-whole payments (the “Make-Whole Payments”) to be made by the Company to the holders as follows: (a) each holder who exercises its option to voluntarily convert any of its 2020 Notes will receive a make-whole payment for the converted 2020 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such 2020 Notes through the applicable maturity date; (b) each holder whose 2020 Notes are converted in a mandatory conversion will receive a make-whole payment for the converted 2020 Notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2020 Notes through the applicable maturity date; and (c) each holder who exercises its option to require the Company to repurchase any or all of such holder’s 2020 Notes upon the occurrence of a Fundamental Change (as defined in the 2020 Notes Indenture) will receive a cash make-whole payment for the repurchased 2020 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such 2020 Notes through the applicable maturity date. A fundamental change includes, among other things, the Company’s common stock ceasing to be listed on a national securities exchange.

As noted above, the Exchange and the issuance of the 2020 Notes requires stockholder approval and will be voted on at the Company’s Annual Meeting of Stockholders scheduled for June 15, 2017.  A Current Report on Form 8-K was filed on April 20, 2017 with the U.S. Securities and Exchange Commission that includes a copy of the Exchange Agreement and 2020 Notes Indenture pursuant to which the 2020 Notes would be issued.

In addition, on April 19, 2017, the Company and its subsidiaries entered into an Eleventh Supplemental Indenture (the “Eleventh Supplemental Indenture”) with Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite and Sole Holder, relating to the 2017 Notes. The Eleventh Supplemental Indenture amends the 2017 Notes to, among other things, (i) extend the maturity date of the 2017 Notes to provide that if the stockholder meeting of the Company to approve the potential issuance of 19.99% or more of the Company’s outstanding common stock upon the conversion of or otherwise issuable in relation to the 2020 Notes (the “Stockholder Meeting”) is adjourned or postponed pursuant to and in accordance with the Exchange Agreement, the maturity date shall be automatically extended to three (3) Business Days following the date of such adjourned or postponed Stockholder Meeting, but in no event beyond fourteen (14) days after June 23, 2017; (ii) upon consent of the Sole Holder, allow for the payoff of the 2022 Notes or exchange of the 2022 Notes for shares of Company common stock, and (iii) to eliminate the interest reserve account for the 2017 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products, our ability to increase production of isobutanol at our facility in Luverne, Minnesota the Luverne Facility, our ability to meet guidance, our ability to obtain stockholder approval of the  recapitalization transaction with Whitebox described below, the continued listing of our common stock on The NASDAQ Capital Market, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet fuel (“ATJ”), our ability to raise additional funds to continue operations, our ability to produce isobutanol at a profit, achievement of advances in our technology platform, the success of our retrofit production model, additional competition and changes in economic conditions and those risks described in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2016 (our “Annual Report”), and other reports that we have filed with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

NASDAQ Market Price Compliance

On January 25, 2017, the Company announced that it received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that it has regained compliance with the NASDAQ Capital Market’s minimum bid price continued listing requirement.  The letter noted that as of January 20, 2017, the Company evidenced a closing bid price of its common stock in excess of the $1.00 minimum requirement for at least ten consecutive trading days. Accordingly, the Company has regained compliance with NASDAQ Marketplace Rule 5550(a) (2) and NASDAQ considers the matter closed.

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

In order to produce and sell isobutanol made from renewable sources, we have developed the Gevo Integrated Fermentation Technology ® (“GIFT ®”), an integrated technology platform for the efficient production and separation of renewable isobutanol. GIFT ® consists of two components, proprietary biocatalysts that convert sugars derived from multiple renewable feedstocks into isobutanol through fermentation, and a proprietary separation unit that is designed to continuously separate isobutanol during the fermentation process. We developed our technology platform to be compatible with the existing approximately 25 billion gallons per year (“BGPY”) of global operating ethanol production capacity, as estimated by the Renewable Fuels Association.

GIFT® is designed to permit (i) the retrofit of existing ethanol capacity to produce isobutanol, ethanol or both products simultaneously or (ii) the addition of renewable isobutanol or ethanol production capabilities to a facility’s existing ethanol production by adding additional fermentation capacity side-by-side with the facility’s existing ethanol fermentation capacity (collectively referred to as “Retrofit”). Having the flexibility to switch between the production of isobutanol and ethanol, or produce both products simultaneously, should allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. GIFT ® is also designed to allow relatively low capital expenditure Retrofits of existing ethanol facilities, enabling a relatively rapid route to isobutanol production from the fermentation of renewable feedstocks. Alternatively, GIFT ® can be deployed at a greenfield or brownfield site to produce isobutanol only.  We believe that our production route will be cost-efficient, will enable relatively rapid deployment of our technology platform and allow our isobutanol and related renewable products to be economically competitive with many of the petroleum-based products used in the chemicals and fuels markets today.

2017 Highlights and Developments

•

On April 28, 2017, Gevo signed a supply agreement with HCS Holding GmbH (HCS) to supply isooctane under a five-year offtake agreement. HCS is a manufacturer of specialty products and solutions in the hydrocarbons sector, operating under such brands as Haltermann Carless. In the first phase of the supply agreement, HCS will purchase isooctane produced at Gevo’s demonstration hydrocarbons plant located in Silsbee, Texas, commencing in May 2017. The pricing is fixed over the first phase and Gevo estimates that this could generate up to $2-3 million of gross revenue per year.  In the second phase of the supply agreement, HCS agreed to purchase 300,000 gallons of isooctane per year, with an option to purchase an additional 100,000 gallons of isooctane per year, under a five-year offtake arrangement upon commencement of production at Gevo’s first commercial hydrocarbon facility. The supply agreement contains a pricing formula which is intended to provide Gevo a fixed margin. Gevo expects to supply this isooctane from its first commercial hydrocarbons facility, which is likely to be built at the Luverne Facility (the “Luverne Facility Expansion”).

•

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

•

On February 23, 2017, we paid down the principal balance on the Convertible Senior Secured Notes, due June 23, 2017 (“the 2017 Notes”) with 15% of the net proceeds from the offering referred to immediately above, along with the $8.0 million in prepayments, for an aggregate total payment of $9.6 million, which reduced the principal balance on the 2017 Notes to approximately $16.5 million.

•

In February 2017, the Company signed a Letter of Intent with HCS Holding for the commercial supply of isooctane.  The Letter of Intent contemplates a five-year offtake agreement that will have two phases. In the first phase, HCS Holding will purchase isooctane produced at the Company’s demonstration hydrocarbons plant located in Silsbee, Texas.  This first phase is expected to commence in 2017 and would continue until completion of the Company’s future, large-scale commercial hydrocarbon plant, which is likely to be built at the Company’s existing isobutanol production facility located in Luverne, Minnesota.  The Letter of Intent is non-binding and is subject to completion of a binding off-take agreement and other definitive documentation between the Company and HCS Holding.

•

In January 2017, we entered into private exchange agreements with holders of our 7.5% convertible 2022 Notes to exchange an aggregate of $8.4 million of principal amount of 2022 Notes for an aggregate of 2,155,382 shares of common stock. These exchanges reduced the outstanding principal amount of the 2022 Notes to $1.2 million.

•

In January 2017, the Company announced that the U.S. Environmental Protection Agency approved a pathway for isobutanol as an advanced biofuel which provides a route for the Company to generate potentially more valuable D5 Renewable Identification Numbers (“RINs”).  A RIN is a serial number assigned to biofuels for the purpose of tracking their production, use and trading, as required under the Renewable Fuel Standard Program (“RFS”). RINs can be sold and traded, and as a result carry a monetary value, which is linked to the biofuels that generate the RINs.

Outlook for 2017

We have established the following specific operational and financial targets and milestones for 2017:

•

Restructure our balance sheet in a manner that addresses the $17.7 million of debt represented by our outstanding convertible notes and that allows us to execute on our long-term strategy and business development plan.

•

Obtain binding supply contracts for a combination of isobutanol and related hydrocarbon products equal to at least fifty percent (50%) of the capacity of the anticipated expanded Luverne Facility that we plan to construct.

•

Gevo estimates that its maximum annual isobutanol production capacity at the Luverne Facility to be currently over 1 million gallons per year. As described below, however, Gevo expects to produce isobutanol at levels that better match market development sales in 2017. As such, Gevo expects to produce approximately 500,000 gallons of isobutanol during 2017.

•	We plan to achieve a corporate-wide EBITDA burn rate (excluding stock-based compensation) of $18.0 - $20.0 million for the fiscal year ending December 31, 2017.

2017 Notes Restructuring Update

As previously announced, on April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “Exchange Agreement”) with the holders of the 2017 Notes, and Whitebox Advisors LLC, in its capacity as representative of the holders (“Whitebox”), pursuant to which the holders, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the Company’s newly created 12% Convertible Senior Secured Notes due 2020 (the “2020 Notes”), plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”).  Pursuant to the Exchange Agreement, the Company also granted the Holders an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the exchange contemplated by the Exchange Agreement. The exchange contemplated in the Exchange Agreement and the ultimate issuance of the 2020 Notes is conditioned on the approval by the Company’s stockholders of the potential issuance of 19.99% or more of the Company’s outstanding common stock upon the conversion of, or otherwise issuable in relation to, the 2020 Notes.

The terms of the 2020 Notes will be set forth in an indenture to be entered into prior to the initial issuance of 2020 Notes by and among the Company, certain subsidiary guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2020 Notes Indenture”). The key terms of the 2020 Notes are as follows:

•	Maturity Date: The 2020 Notes will mature on March 15, 2020.
•

Interest: The 2020 Notes will accrue interest at 12% per annum, with 10% payable in cash and 2% payable as Payment in Kind (“PIK”) interest. The PIK interest is paid by increasing the principal amount of the 2020 Notes by the amount of PIK interest due. Interest will be payable on March 31, June 30, September 30, and December 31of each year.

•

Conversion and Conversion Price: The 2020 Notes are convertible, at the option of the holders, into shares of the Company’s common stock. The 2020 Notes will have an initial conversion price (the “Conversion Price”) equal to the lesser of (i) $1.196 per share, or 0.8361 shares of common stock per $1.00 principal amount of the 2020 Notes, or (ii) a premium of 15% to the closing price of the Company’s common stock on the date of the Exchange.

•

Conversion Price Reset and Adjustments: The holders will have a one-time right to reset the conversion price (the “Reset Provision”) upon any equity financing that occurs within 180 days following the Exchange (the “Reset Period”) in accordance with the following reset calculations: (i) in the first 90 days following the Exchange, at a 25% premium to the common stock price in the equity financing and (ii) after 90 and within and including 180 days following the Exchange, at a 35% premium to the common stock share price in the equity financing. Following exercise of the Reset Provision, the Holders will also have a right to consent to certain equity financings by the Company during the Reset Period.

•

Security and Guarantees: The 2020 Notes will be secured by a first lien on substantially all of the assets of the Company and its subsidiaries and will be guaranteed by the Company’s subsidiaries, Agri-Energy, LLC and Gevo Development, LLC.

•

Make-Whole Payments: The 2020 Notes will provide for certain make-whole payments (the “Make-Whole Payments”) to be made by the Company to the holders as follows: (a) each holder who exercises its option to voluntarily convert any of its 2020 Notes will receive a make-whole payment for the converted 2020 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such 2020 Notes through the applicable maturity date; (b) each holder whose 2020 Notes are converted in a mandatory conversion will receive a make-whole payment for the converted 2020 Notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2020 Notes through the applicable maturity date; and (c) each holder who exercises its option to require the Company to repurchase any or all of such holder’s 2020 Notes upon the occurrence of a Fundamental Change (as defined in the 2020 Notes Indenture) will receive a cash make-whole payment for the repurchased 2020 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such 2020 Notes through the applicable maturity date. A fundamental change includes, among other things, the Company’s common stock ceasing to be listed on a national securities exchange.

As noted above, the Exchange and the issuance of the 2020 Notes requires stockholder approval and will be voted on at the Company’s Annual Meeting of Stockholders scheduled for June 15, 2017.  A Current Report on Form 8-K was filed on April 20, 2017 with the SEC that includes a copy of the Exchange Agreement and the 2020 Notes Indenture pursuant to which the 2020 Notes would be issued.

In addition, on April 19, 2017, the Company and its subsidiaries entered into an Eleventh Supplemental Indenture (the “Eleventh Supplemental Indenture”) with Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite and Sole Holder, relating to the 2017 Notes. The Eleventh Supplemental Indenture amends the 2017 Notes to, among other things, (i) extend the maturity date of the 2017 Notes to provide that if the stockholder meeting of the Company to approve the potential issuance of 19.99% or more of the Company’s outstanding common stock upon the conversion of, or otherwise issuable in relation to, the 2020 Notes (the “Stockholder Meeting”) is adjourned or postponed pursuant to and in accordance with the Exchange Agreement, the maturity date shall be automatically extended to three (3) Business Days following the date of such adjourned or postponed Stockholder Meeting, but in no event beyond fourteen (14) days after June 23, 2017; (ii) upon consent of the Sole Holder, allow for the payoff of the 2022 Notes or exchange of the 2022 Notes for shares of Company common stock, and (iii) to eliminate the interest reserve account for the 2017 Notes. On April 20, 2017, the interest reserve for the 2017 Notes was eliminated and the funds released for the benefit of the Company, resulting in an increase to the Company’s cash and cash equivalents by $2.6 million.

Isobutanol, Hydrocarbons and Ethanol Production, Sales and Inventory

We produced approximately 100,000 gallons of isobutanol at our Luverne Facility during the first quarter of 2017. Consistent with our previous isobutanol production guidance, our production this quarter was focused on producing sufficient quantities of isobutanol to meet immediate customer demand while also providing enough inventory to support additional market and customer development efforts in the future. Our production goals are not to maximize production, but rather to align such production with our isobutanol sales efforts. As a result, during certain periods of the first quarter of 2017, we only produced ethanol at the Luverne Facility.

During the first quarter of 2017, we sold limited quantities of isobutanol and renewable hydrocarbons (ATJ, isooctane and isooctene). In the quarter, our isobutanol market development efforts were focused on gaining market acceptance in our core gasoline blendstock markets such as marinas and on-road gasoline fueling stations, while maintaining our targeted selling price. We continued to work with our distribution partners to make investments to develop end-customer relationships, as well as to establish value chains to deliver our isobutanol to those end-customers. We believe that gasoline end users such as boat owners and car owners remain interested in purchasing isobutanol containing gasoline because of the improved properties compared to ethanol containing gasoline.

Our market development efforts related to our renewable hydrocarbon products were mainly targeted towards entering into binding supply agreements to underpin the economics of the expanded Luverne Facility Expansion that we plan to construct. We have been in discussions with numerous potential ATJ and isooctane customers to enter into long term supply agreements, with a goal in

2017 of signing contracts representing the majority of the isobutanol production volumes to be produced at the expanded Luverne Facility.

The current U.S. Presidential Administration (the “Administration”) and political environment have created significant uncertainty for the renewable fuels and chemicals markets, which have complicated our market development efforts. As an example, in the first quarter of 2017, uncertainties over the Administration’s decision-making related to the Environmental Protection Agency and the RFS resulted in a significant decline in the pricing of D6 RINs. RINs are serial numbers assigned to biofuels for the purpose of tracking their production, use and trading, as required under the RFS, and can be sold and traded, and as a result, carry a monetary value. Many of our isobutanol and hydrocarbon products generate RINs, so the economic proposition of our products to potential customers is impacted by fluctuations in RIN prices.

As we develop markets for our products, there will likely be a mismatch in timing between isobutanol production and sales. As a result, at times we will likely build isobutanol inventory levels. Currently, our alcohol storage capacity is limited at our Luverne Facility, and our isobutanol inventory, together with our ethanol inventory, may exceed such storage capacity. This will cause us to seek other forms of storage, such as railcars, customer sites or investing in additional storage capabilities which will require expenditures of additional capital.  At March 31, 2017, we had approximately 288,000 gallons of isobutanol and approximately 52,000 million of renewable hydrocarbons in inventory.

Also, during the first quarter of 2017, we produced and sold approximately 3.4 million and 3.3 million gallons of ethanol, respectively.

Luverne Facility Expansion

We believe that the current configuration of the Luverne Facility, whereby we co-produce isobutanol and ethanol utilizing one fermenter for isobutanol production and three fermenters for ethanol production, will not enable us to become profitable on a consolidated basis. We believe that the best way for us to become profitable is to undertake the Luverne Facility Expansion, whereby we would convert the Luverne Facility to the sole production of isobutanol, with some percentage of such isobutanol volumes to be further processed into hydrocarbons such as ATJ and isooctane. The Luverne Facility represents the best site to expand our isobutanol production because it leverages the equipment we have already installed at the site, in particular our GIFT ® technology system.

We are currently conducting engineering work to determine the potential production capacity of the Luverne Facility following the Luverne Facility Expansion, as well as the capital cost associated with the project. The binding supply contracts, which we anticipate signing in 2017, are expected to form the basis on which we would set the specific configuration of the plant in terms of end product mix between isobutanol, ATJ and isooctane. Once this engineering work is completed, which we expect will be in the second half of 2017, we expect to be able to communicate publicly the estimated scale, configuration and capital cost for the Luverne Facility Expansion.

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

At the time we entered into the Heads of Agreement with Lufthansa, we expected to complete the Definitive Agreement within a few months.  The delay in finalizing the definitive documentation is primarily due to Lufthansa’s desire to gain better clarity around (i) our expected timing for commencing the expansion of the Luverne Facility to produce the ATJ contemplated by the Heads of Agreement, (ii) the ultimate production mix to be produced at the expanded Luverne Facility, as well as the other customers who will offtake such production, (iii) completion of the repayment or restructuring of our debt obligations and (iv) the supply chain specifics to enable the delivery of ATJ from the Luverne Facility to the wing of an airplane at an airport.  Currently, we are not negotiating the Definitive Agreement with Lufthansa as we work on resolving and providing Lufthansa with more clarity with respect to the aforementioned items.

There can be no assurances that we will re-engage in negotiations or enter into a definitive binding agreement with Lufthansa reflecting the terms of the Heads of Agreement or have the ability to finance and successfully complete the build out of a commercial hydrocarbon facility and increase production of ATJ contemplated by the Heads of Agreement.

Luverne Facility Update

As part of our most recent routine periodic maintenance, we hired a third party engineering firm to test the structural integrity of one of our oldest fermentation vessels.  This fermentation vessel is fabricated from carbon steel and is dedicated to ethanol production. Testing determined that this fermentation vessel likely has approximately six months of useful life remaining under the current operating strategy unless replaced or repaired. We are currently operating a second carbon steel fermentation vessel which is also dedicated to ethanol production. While we believe that this second fermentation vessel has a useful life longer than six months, we are hiring the same third party engineering firm to test the structural integrity of this fermentation vessel and to estimate its actual useful life. We are currently exploring options to extend the life of these two fermentation vessels.  The options we are exploring include making repairs to the affected fermentation vessels, changing the manner in which we run the Luverne Facility to effectively extend the life of the affected fermentation vessels and constructing one or more new fermentation vessels to replace the affected fermentation vessels.  Depending on the outcome of the evaluation of these options and/or the implementation of one or more options to extend the life of the affected fermentation vessels, it is possible that the condition of the two affected fermentation vessels could force us to cease isobutanol production or to completely cease all production activities at the Luverne Facility for an extended period of time.

Financial Condition

Financial Condition. For the three months ended March 31, 2017 and 2016, the Company incurred a consolidated net loss of $5.9 million and $3.6 million, respectively, and had an accumulated deficit of $382.6 million at March 31, 2017.  The Company’s cash and cash equivalents at March 31, 2017 totaled $20.4 million which will be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of restructuring, strategic alternatives and new financings; and (vi) debt service  and repayment obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.  The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates.   The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its secured debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Based on the Company’s current operating plan, existing working capital at March 31, 2017 was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date the Company’s 2016 year-end financial statements were issued unless the Company is able to restructure and extend its debt obligations and/or raise additional capital to fund operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern at March 31, 2017. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its outstanding convertible notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Results of Operations

Comparison of the Three Months ended March 31, 2017 and 2016

	Three Months Ended March 31,
(in thousands)	2017	2016	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,494	$5,757	$(263)
Hydrocarbon revenue	90	298	(208)
Grant and other revenue	32	265	(233)
Total revenues	5,616	6,320	(704)

Cost of goods sold	9,408	9,223	185

Gross loss	(3,792)	(2,903)	(889)

Operating expenses
Research and development expense	1,217	1,044	173
Selling, general and administrative expense	2,173	1,919	254
Total operating expenses	3,390	2,963	427

Loss from operations	(7,182)	(5,866)	(1,316)

Other (expense) income
Interest expense	(713)	(2,151)	1,438
(Loss) on exchange or conversion of debt	(964)	-	(964)
(Loss) from change in fair value of the 2017 Notes	(339)	(836)	497
Gain from change in fair value of derivative warrant liability	3,258	5,248	(1,990)
Other income	6	-	6
Total other expense, net	1,248	2,261	(1,013)

Net loss	$(5,934)	$(3,605)	$(2,329)

Revenues.  Revenue associated with the sale of ethanol, as well as isobutanol and related products for the three months ended March 31, 2017 was $5.5 million, a decrease of $0.3 million from the three months ended March 31, 2016.  This decrease was primarily a result of lower ethanol production and distiller grain prices. During the three months ended March 31, 2017, we sold 3.3 million gallons of ethanol compared to 3.8 million gallons of ethanol sold in the three months ended March 31, 2016. Hydrocarbon revenue decreased during the three months ended March 31, 2017 primarily as a result of lower shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”). Hydrocarbon revenues are comprised of jet fuel, isooctane and isooctene sales. Grant and other revenue was $32,000 during the three months ended March 31, 2017, down $0.2 million as compared to the same period in 2016, primarily as a result of Gevo’s contract with the Northwest Advanced Renewables Alliances ending in 2016.

Cost of goods sold. Cost of goods sold was $9.4 million during the three months ended March 31, 2017, compared with $9.2 for the same quarter in 2016. Cost of goods sold in the 2017 period included approximately $7.9 million associated with the production of ethanol, isobutanol and related products and approximately $1.5 million in depreciation expense.

Research and development expense. Research and development expense increased by approximately $0.2 million during the three months ended March 31, 2017, compared with the same quarter in 2016, due primarily to an increase in employee related expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $0.3 million during the three months ended March 31, 2017, compared with the same quarter in 2016, due primarily to an increase in employee related expenses.

Interest expense.  Interest expense in the first quarter of 2017 was $0.7 million, which was a decrease of $1.4 million over the same quarter last year, due to a decrease in outstanding principle balances for both our 2017 and 2022 Notes.

(Loss)/Gain on exchange or conversion of debt. During the three months ended March 31, 2017, we incurred a $1.0 million loss as a result of exchanging an aggregate of $8.4 million of principal amount of 2022 Notes for an aggregate approximately 2.1 million shares of common stock.

(Loss) from change in fair value of the 2017 Notes. During the three months ended March 31, 2017, we incurred a non-cash loss of $0.3 million during the quarter due to the quarterly mark-to-market valuation of the 2017 Notes.

(Loss) from change in fair value of derivative warrant liability.  During the three months ended March 31, 2017, the estimated fair value of the derivative warrant liability decreased by $3.3 million, resulting in a non-cash gain from change in fair value of derivative warrant liability, primarily associated with the decrease in the price of Gevo’s common stock in the quarter.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three months ended March 31, 2017 and 2016, we generated revenue from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of ATJ fuel, isooctane and isooctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the three months ended March 31, 2017 and 2016 primarily includes costs directly associated with isobutanol production and ethanol production at the Luverne Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs.  Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

We also record selling, general and administrative expenses for the operations of the Luverne Facility that include administrative and oversight expenses, certain personnel-related expenses, insurance and other operating expenses.

Liquidity and Capital Resources

Our independent auditor included “going-concern” language in our audited financial statements for the year-ended December 31, 2016.  For more information, see the section above entitled “Financial Condition.”

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

The continued operation of our business is dependent upon restructuring of the 2017 Notes and raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including access to sufficient capital, repayment or restructuring of our current debt, completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

As of March 31, 2017, we had an accumulated deficit of $382.6 million with cash and cash equivalents totaling $20.4 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(8,047)	$(5,504)
Net cash used in investing activities	$(673)	$(2,247)
Net cash provided (used) by financing activities	$1,225	$(608)

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

During the three months ended March 31, 2017, we used $8.0 million in cash from operating activities primarily resulting from a net loss of $5.9 million, increased working capital of $2.0 million and $0.04 million in non-cash gains.

Investing Activities

During the three months ended March 31, 2017, we used $0.7 million in cash from investing activities related to capital expenditures at our Luverne Facility.

Financing Activities

During the three months ended March 31, 2017, we accumulated $1.2 million associated with financing activities, primarily from the public offering in February 2017 offset by the pay down of approximately $9.6 million in principal on the 2017 Notes in February 2017.

2017 Notes

In June 2014, certain of the Company’s lenders exchanged an aggregate of $25.9 million of outstanding principal amount of a term loan for the 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes are set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”).

The 2017 Notes were originally set to mature on March 15, 2017. In February 2017, WB Gevo Ltd., the holder of the 2017 Notes and the Company agreed to extend the maturity date to June 23, 2017 (the “2017 Note Extension Transaction”). The 2017 Notes have a conversion price equal to $344.83 per share or .0029 shares per $1 principal amount of 2017 Notes. The 2017 Notes do not contain any rights to anti-dilution adjustments for future equity issuances that are below the conversion price, and adjustments to the conversion price would be made only in the event that (i) there is a dividend or distribution paid on shares of our common stock or (ii) there is a subdivision, combination or reclassification of such common stock. Optional prepayment of the 2017 Notes is not permitted.

The 2017 Note Extension amended the interest rate applicable to the 2017 Notes. The 2017 Notes now bear interest at a rate equal to 12% per annum, which is payable, under certain circumstances, 6% in cash and 6% in kind and capitalized and added to the principal amount of the 2017 Notes (otherwise the full 12% is payable in cash). While the 2017 Notes are outstanding, we are required to maintain an interest reserve in an amount equal to 10% of the original outstanding principal amount of $26.1 million, to be adjusted on an annual basis. As of March 31, 2016 and December 31, 2016, there was a balance of $2.6 million in the interest reserve account. This amount is classified as restricted deposits. On April 19, 2017, Whitebox and the Company agreed to, among other things, eliminate the requirement to maintain an interest reserve account, and the balance of interest reserve account was transferred to an unrestricted account of the Company.

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

We have the right to require holders of the 2017 Notes to convert all or part of the 2017 Notes into shares of our common stock if the last reported sales price of the common stock over any 10 consecutive trading days equals or exceeds 150% of the applicable conversion price (a “Mandatory Conversion”). Each holder whose 2017 Notes are converted in a Mandatory Conversion will receive a make-whole payment for the converted notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2017 Notes through the maturity date (a “Mandatory Conversion Make-Whole Payment”). Subject to certain limitations, we may pay any Mandatory Conversion Make-Whole Payments either in cash or in shares of common stock, at our election. We did not require any holders to convert in 2016 or the first quarter of 2017.

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

On August 22, 2015, we entered into further amendments to the 2017 Notes Indenture to, among other things, permit (i) the execution, delivery, and performance of the patent cross-license and settlement agreements with Butamax Advanced Biofuels LLC and (ii) the exchange of all or any portion of the 2022 Notes for common stock issued by the Company.

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

As of March 31, 2017, the outstanding principal on the 2017 Notes was $16.5 million.

As noted above, on April 19, 2017, the Company entered into the Exchange Agreement with the holders of the 2017 Notes, and Whitebox, pursuant to which the holders, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the Company’s newly created 12% Convertible Senior Secured Notes due 2020 (the “2020 Notes”), plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”).  The Exchange and the ultimate issuance of the 2020 Notes is conditioned on the approval by the Company’s stockholders of the potential issuance of 19.99% or more of the Company’s outstanding common stock upon the conversion of, or otherwise issuable in relation to, the 2020 Notes.  The proposal will be voted on at the Company’s Annual Meeting of Stockholders scheduled for June 15, 2017.

See Note 7, Debt, to our consolidated financial statements included herein for further discussion of the 2017 Notes.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion.  In November 2015, we issued 55,392 shares of common stock to redeem 2,500 bonds at a face value of $1,000 per bond and reduce the liability of the 2022 Notes by $2.5 million. The net loss on the extinguishment of the 2022 Notes was $0.05 million.  In February 2015, the Company issued 8,502 shares of common stock to convert 2,000 bonds at a face value of $1,000 per bond to reduce the liability of the 2022 Notes by $2.0 million.   The net gain on the extinguishment of the 2022 Notes was $0.3 million.  In September 2016, the Company issued 699,968 shares of common stock in exchange for the redemption of $11.4 million of the 2022 Notes. The net loss on the extinguishment of the 2022 Notes was $0.9 million.  In December 2016, the Company issued 251,832 shares of common stock in exchange for the redemption of $1.4 million of the 2022 Notes. The net gain on the extinguishment of the 2022 Notes was $0.1 million. In January 2017, the Company issued 2,155,382 shares of common stock in exchange for the redemption of $8.4 million. The net loss on extinguishment was $1.0 million.

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

If there is an Event of Default (as defined in the 2022 Notes Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of Outstanding Notes (as defined in the 2022 Notes Indenture) by notice to us and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the Outstanding Notes and accrued and unpaid interest thereon to be due and payable immediately. There have been no events of default as of March 31, 2017.

As a result of certain conversions and exchanges, the principal balance of the 2022 Notes has been reduced to $1.2 million as of March 31, 2017.

See Note 7, Debt, to our consolidated financial statements included herein for further discussion of the 2022 Notes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2016.  However, see Note 1, Nature of Business, Financial Condition and Basis of Presentation, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.  For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at March 31, 2017 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$16,492	$-	$-	$1,175	$17,667
Interest payments on debt (2)	550	88	88	228	954
Operating leases (3)	1,506	2,072	497	-	4,075
Software license agreement (4)	167	-	-	-	167
Insurance & Maintenance	136	-	-	-	136
Total	$18,851	$2,160	$585	$1,403	$22,999

(1)	Represents cash principal payments due to the holders of the 2022 Notes and 2017 Notes.
(2)	Represents cash interest payments due to the holders of the 2022 Notes and 2017 Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars in Luverne, Minnesota for ethanol and isobutanol shipments.
(4)	Amounts due under a software license agreement.

The table above reflects only payment obligations that are fixed and determinable as of March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the three months ended March 31, 2017. For a discussion of our market risk associated with commodity prices, equity prices and interest rates, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business and Strategy

We may need to cease production at the Luverne Facility due to the condition of two of our fermentation vessels.

As an older production facility, the Luverne Facility is more susceptible to maintenance issues that result in production challenges than newer production facilities.  During routine periodic maintenance, we recently learned that one of the our older carbon steel fermentation vessels we use at the Luverne Facility and which is dedicated to the production of ethanol has approximately six months of useful life remaining under the current operating strategy unless replaced or repaired. We believe that one of the other older carbon steel fermentation vessels is also approaching the end of its useful life. It is possible that the condition of the two affected fermentation vessels could force us to cease isobutanol production or to completely cease all production activities at the Luverne Facility for an extended period of time.  Any such production stoppages or costs incurred to repair or replace such vessels could have a material adverse effect on our business, financial condition and results of operations.

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses of $5.9 million, $37.2 million, $36.2 million, and $41.1 million during the three months ended March 31, 2017 and the years ended December 31, 2016, 2015, and 2014, respectively. As of March 31, 2017, we had an accumulated deficit of $382.6 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue from the sale of isobutanol, ethanol and related products at the Luverne Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.

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

Our audited financial statements for the year ended December 31, 2016, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm for the year ended December 31, 2016 included a “going concern” emphasis of matter paragraph in its report on our financial statements as of, and for the year ended, December 31, 2016, indicating that the amount of working capital at December 31, 2016 was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2016 financial statements were issued without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern at March 31, 2017. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, sales of our licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, we may be forced to seek bankruptcy protection and our stockholders would likely lose most or all of their investment in us.

Risks Relating to owning our Securities

Failure to receive stockholder approval of the Exchange and issuance of the 2020 Notes could adversely affect our business, financial condition and results of operations, and lead to a total loss of the value of our common stock.

As previously announced, on April 19, 2017, we entered into the Exchange Agreement with the holders of the 2017 Notes, and Whitebox, pursuant to which the holders, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 12% Convertible Senior Secured Notes due 2020 (the “2020 Notes”), plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”).  The Exchange and the ultimate issuance of the 2020 Notes is conditioned on the approval by our stockholders because of NASDAQ requirements relating to the potential issuance of 19.99% or more of our outstanding common stock upon the conversion of, or otherwise issuable in relation to, the 2020 Notes (the “2020 Notes Proposal”).  The 2020 Notes Proposal will be voted on at our Annual Meeting of Stockholders scheduled for June 15, 2017.

If stockholders do not approve the 2020 Notes Proposal, the 2020 Notes will not be issued and the 2017 Notes will remain outstanding. The 2017 Notes mature on June 23, 2017 and currently have an outstanding principal balance of approximately $16.5 million.  At maturity of the 2017 Notes on June 23, 2017, we would face a severe liquidity crisis expending a majority or all of our available cash on hand to repay the 2017 Notes. We would have to identify new financing arrangements to fund our operations for the remainder of 2017 and beyond, which may not be available on favorable terms, or at all.  In such circumstances, failure to raise additional capital would have a material adverse effect on our business, results of operations and future prospects. We could be forced to seek the protection of bankruptcy court by filing for bankruptcy. A bankruptcy proceeding could lead to a total loss of the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Plain English Warrant Agreement No. 0647-W-01, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.11
4.6	Plain English Warrant Agreement No. 0647-W-02, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.12
4.7	First Amendment to Plain English Warrant Agreement, No. 0647-W- 03, dated October 20, 2011, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	October 26, 2011	10.7
4.8	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.11	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.12	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1
4.13†	Exchange and Purchase Agreement, dated May 9, 2014, by and among Gevo, Inc., Gevo Development, LLC, Agri-Energy, LLC, WB Gevo, Ltd., Whitebox Advisors LLC, in its capacity as administrative agent, and Whitebox Advisors LLC, in its capacity as representative of the Purchaser, and each other party who thereafter executes and delivers a Joinder Agreement.	8-K	001-35073	May 23, 2014	4.1
4.14	Registration Rights Agreement, dated May 9, 2014, by and among Gevo, Inc., WB Gevo, Ltd., and each other party who thereafter executes and delivers a Joinder Agreement.	8-K	001-35073	May 15, 2014	4.2
4.15	Indenture, dated July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.16	First Supplemental Indenture, dated July 5, 2012, to the Indenture dated July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.17†	Indenture, dated June 6, 2014, by and among Gevo, Inc., the guarantors party thereto and Wilmington Savings Fund Society, FSB (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1
4.18	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.19	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	January 30, 2015	4.1
4.20	Third Supplemental Indenture, dated May 13, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	May 15, 2015	4.1
4.21	Fourth Supplemental Indenture, dated June 1, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	August 7, 2015	4.26
4.22	Fifth Supplemental Indenture, dated August 22, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	November 5, 2015	4.27
4.23	Seventh Supplemental Indenture, dated December 7, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	December 9, 2015	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.24	Eighth Supplemental Indenture, dated March 28, 2016, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	March 29, 2016	4.1
4.25	Ninth Supplemental Indenture, dated September 7, 2016, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	September 9, 2016	4.1
4.26	Tenth Supplemental Indenture, dated February 13, 2017, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	February 16, 2017	4.1
4.27	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.28	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.29	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.30	Form of Series D Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1
4.31	Form of Amendment No. 1 to Series D Warrant	8-K	001-35037	June 13, 2016	4.1
4.32	Form of Series F Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.1
4.33	Form of Series I Warrant to Purchase Common Stock	8-K	001-35037	September 15, 2016	4.1
4.34	Form of Series K Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.1
4.35	Form of Pre-Funded Series L Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.2
4.36	Form of Series M Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.3
10.1#	Offer of Employment Letter, dated December 21, 2015, for Geoffrey T. Williams, Jr.					X
10.2#	Change of Control Agreement for Geoffrey T. Williams, Jr., dated February 18, 2016.					X

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
31.1	Section 302 Certification of the Chief Executive Officer.					X
31.2	Section 302 Certification of the Chief Financial Officer.					X
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.**					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

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

Date:  May 9, 2017