Form 10-Q
period 2017-06-30
Gevo, Inc.
filed 2017-08-03
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, 16,218,004 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	(unaudited)
	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,303	$27,888
Accounts receivable	1,363	1,122
Inventories	4,295	3,458
Prepaid expenses and other current assets	964	850
Total current assets	22,925	33,318

Property, plant and equipment, net	73,243	75,592
Restricted deposits	-	2,611
Deposits and other assets	803	803
Total assets	$96,971	$112,324

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,744	$6,193
2017 Notes recorded at fair value	-	25,769
2020 Notes embedded derivative liability	8,637	-
Derivative warrant liability	2,391	2,698
Total current liabilities	15,772	34,660

2020 Notes, net	12,745	-
2022 Notes, net	690	8,221
Other long-term liabilities	154	179
Total liabilities	29,361	43,060

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common Stock, $0.01 par value per share; 250,000,000 authorized, 16,217,735 and 7,074,246 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	162	71
Additional paid-in capital	460,259	445,913
Accumulated deficit	(392,811)	(376,720)
Total stockholders' equity	67,610	69,264
Total liabilities and stockholders' equity	$96,971	$112,324

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue and cost of goods sold
Ethanol sales and related products, net	$6,839	$7,168	$12,333	$12,925
Hydrocarbon revenue	660	713	749	1,011
Grant and other revenue	43	232	75	497
Total revenues	7,542	8,113	13,157	14,433

Cost of goods sold	9,705	9,989	19,113	19,212

Gross loss	(2,163)	(1,876)	(5,956)	(4,779)

Operating expenses
Research and development expense	1,891	1,469	3,108	2,513
Selling, general and administrative expense	2,123	2,147	4,297	4,066
Total operating expenses	4,014	3,616	7,405	6,579

Loss from operations	(6,177)	(5,492)	(13,361)	(11,358)

Other (expense) income
Interest expense	(630)	(2,246)	(1,341)	(4,396)
(Loss) on exchange of debt	(3,969)	-	(4,933)	-
(Loss) on extinguishment of warrant liablity	-	(923)	-	(923)
(Loss) from change in fair value of the 2017 Notes	-	(940)	(339)	(1,775)
(Loss)/Gain from change in fair value of derivative warrant liability	2,260	(10,573)	5,519	(5,325)
(Loss) from change in fair value of 2020 notes embedded derivative	(1,662)	-	(1,662)	-
(Loss) on issuance of equity	-	(1,519)	-	(1,519)
Other income	20	206	26	206
Total other expense, net	(3,981)	(15,995)	(2,730)	(13,732)

Net loss	$(10,158)	$(21,487)	$(16,091)	$(25,090)

Net loss per share - basic and diluted	$(0.66)	$(8.75)	$(1.19)	$(13.92)
Weighted-average number of common shares outstanding - basic and diluted	15,372,485	2,454,282	13,489,004	1,802,550

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(16,091)	$(25,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(Gain) from change in fair value of derivative warrant liability	(5,519)	5,325
Loss from change in fair value of 2020 embedded derivative	1,662	-
Loss from the change in fair value of the 2017 notes	339	1,775
Loss on exchange of debt	4,933	-
Loss on extinguishment of warrant liability	-	923
Loss on issuance of equity	-	1,519
Stock-based compensation	225	542
Depreciation and amortization	3,341	3,282
Non-cash interest expense	196	2,130
Changes in operating assets and liabilities:
Accounts receivable	(242)	(283)
Inventories	(838)	602
Prepaid expenses and other current assets	(114)	(153)
Accounts payable, accrued expenses, and long-term liabilities	(1,276)	(1,937)
Net cash used in operating activities	(13,384)	(11,365)

Investing Activities
Acquisitions of property, plant and equipment	(1,315)	(4,847)
Net cash used in investing activities	(1,315)	(4,847)

Financing Activities
Payments on secured debt	(9,616)	(84)
Debt and equity offering costs	(931)	(1,997)
Proceeds from issuance of common stock and common stock warrants	11,044	13,023
Proceeds from the exercise of warrants	6	10,856
Release of restricted cash held as collateral on 2017 Notes	2,611	-
Net cash provided by financing activities	3,114	21,798

Net (decrease)/increase in cash and cash equivalents	(11,585)	5,586

Cash and cash equivalents
Beginning of period	27,888	17,031
End of period	$16,303	$22,617

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing	Six Months Ended June 30,
and financing transactions	2017	2016
Cash paid for interest, net of interest capitalized	$2,116	$2,165
Non-cash purchase of property, plant and equipment	$189	$-
Exchange of convertible debt into common stock	$8,653	$-
Accrued debt issue costs	$126	$-
Discount due to exchange of 2017 Notes for 2020 Notes	$3,009	$-
Fair value of 2020 Notes embedded derivative upon exchange	$6,975	$-
Fair value of warrants at issuance and upon exercise, net	$5,213	$4,799

See notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

1. Nature of Business, Financial Condition, Basis of Presentation and Reverse Stock Split

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products using isobutanol produced from renewable feedstocks. Gevo was incorporated in Delaware on June 9, 2005. Gevo formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 8 Gevo Development). Gevo Development became a wholly-owned subsidiary of Gevo in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010.

Through May 2012, Agri-Energy, was engaged in the business of producing and selling ethanol and related products produced at its production facility located in Luverne, Minnesota (the “Luverne Facility”). The Company commenced the retrofit of the Luverne Facility in 2011 and commenced initial startup operations for the production of isobutanol at this facility in May 2012.  In September 2012, the Company made the strategic decision to pause isobutanol production at the Luverne Facility to focus on optimizing specific parts of the process to further enhance isobutanol production rates.

In 2013, the Company modified the Luverne Facility in order to (i) to significantly reduce previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Luverne Facility, and (iii) confirm GIFT ® efficacy at commercial scale at the Luverne Facility.

In 2014, the Company further reconfigured the Luverne Facility to enable the co-production of both isobutanol and ethanol, leveraging the flexibility of its GIFT ® technology, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the Luverne Facility should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of potentially superior ethanol contribution margins.

As of June 30, 2017, the Company continues to engage in research and development, business development, business and financial planning, optimizing operations for isobutanol, hydrocarbon and ethanol production and raise capital to fund future expansion of it’s Luverne Facility for increased isobutanol and hydrocarbon production. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, (ii) obtaining adequate financing to complete its development activities, (iii) obtaining adequate financing to build out further isobutanol and hydrocarbon production capacity, (iv) gaining market acceptance and demand for its products and services, and (v) attracting and retaining qualified personnel.

The Company has primarily derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Luverne Facility. The production of ethanol alone is not the Company’s intended business and its future strategy is expected to depend on its ability to produce and market isobutanol and products derived from isobutanol.  As a result, the historical operating results of the Company may not be indicative of future operating results for Agri-Energy or Gevo.

Financial Condition. For the six months ended June 30, 2017 and 2016, the Company incurred a consolidated net loss of $16.1 million and $25.1 million, respectively, and had an accumulated deficit of $392.8 million at June 30, 2017.The Company’s cash and cash equivalents at June 30, 2017 totaled $16.3 million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of strategic alternatives and new financings; and (vi) debt service  and repayment obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

profitability or positive cash flows from operations. Existing working capital was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date the Company’s audited 2016 year-end financial statements were issued.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its senior secured debt and issued and outstanding convertible notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2017 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).

Reverse Stock Split. On December 21, 2016, the Board of Directors approved an amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-twenty reverse stock split of the Company’s common stock, par value $0.01 per share. The reverse stock split became effective January 5, 2017. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

NASDAQ Market Price Compliance. On June 21, 2017, the Company received a letter from the staff (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) providing notification that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing under NASDAQ Listing Rule 5550(a)(2). The notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock will continue to trade on the NASDAQ Capital Market under the symbol “GEVO.”

If the Company does not regain compliance with the minimum bid price requirement by December 18, 2017, it may be eligible for an additional 180 calendar day compliance period, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the minimum bid price requirement, and it would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, NASDAQ would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

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

The Company’s current and historical revenues have consisted of the following:  (a) ethanol sales and related products revenue, net; (b) Hydrocarbon revenue; and (c) grant and other revenue, which primarily has historically consisted of revenues from governmental and cooperative research grants. The following provides the Company’s initial assessment on how this standard will

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

impact the aforementioned sources of revenue. However, given the complexity of this new standard and the Company is still in the process of further evaluation, the information below is subject to change and a different conclusion may be reached in the second half of 2017.

Ethanol sales and related products revenues. Ethanol sales and related products revenues are sold to customers on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. Our tentative assessment is that there will be no material impact, if any, to how the Company has historically recognized revenues prior to the upcoming adoption of ASU 2014-09.

Hydrocarbon revenue. Hydrocrabon revenues include sales of alcohol-to-jet fuel (“ATJ”), isooctene and isooctane and is sold mostly on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company provide post-sale support or promises to deliver future goods or services. Our tenatiative assessment is that there will be no material impact, if any, to how the Company has historically recognized revenues prior to the upcoming adoption of ASU 2014-09.

Grant and other revenues. Grant and other revenues primarily has historically consisted of governmental and cooperative research grants, of which the Northwest Advanced Renewables Alliance (“NARA”) grant, funded by the United States Department of Agriculture (“USDA”), comprised the majority of those revenues since 2014. After initial review of this arrangement, the Company is preliminarily assessing that this grant does not qualify as a contract pursuant to Topic 606 “Revenues from Contracts with Customers”, which was established with the issuance of ASU 2014-09 due to the lack of any transfer of goods or services to the USDA. This may alter the timing of revenue recognition compared to historical patterns, as revenue is generally deferred until consideration received is non-refundable when it is determined that an arrangement does not qualify as a contract.

Leases (“ASU 2016-02”). In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Topic 842 Leases. ASU-2016-02 requires leases to be reported on the financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Future minimum lease obligations for leases accounted for as operating leases at June 30, 2017 totaled $3.7 million. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

Statement of Cash Flows, Classification of Certain Cash Receivable and Cash Payments (“ASU 2016-15”). In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments which clarifies cash flow statement classification of eight specific cash flow issues. The purpose of ASU 2016-15 is to provide clarification and consistency for classifying the eight specific cash flow issues because current GAAP either is unclear or does not include specific guidance. The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-15 on its consolidated statements of cash flows.

Statement of Cash Flows – Restricted Cash (“ASU 2016-18”). In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows Restricted Cash which standardizes the classification and presentation of changes in restricted cash on the statement of cash flows. This amendment requires that that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This amendment is effective for public business entities for fiscal years beginning after December 15, 2017, but early adoption is permitted. This standard must be applied retrospectively for all periods presented. Adoption of this standard will materially impact the presentation of the Company’s historical statement of cash flow due to the existence of approximately $2.6 million in restricted cash deposits relating to the 2017 Notes (see Note 5). However, this standard will not materially impact the Company prospectively as a result of the release of the restricted cash in April 2017 due to an amendment to the 2017 Notes (see Note 7).

Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Provisions (“ASU 2017-11”). In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Derivatives and Hedging (Topic 815) Accounting for Certain Financial Instruments with Down Round Provisions which simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. Currently, the existence of such features require classification outside of equity and recognition of changes in the fair value of the instrument in earnings each reporting period. This standard eliminates the need to remeasure the instruments at fair value and allows classification within equity. This standard will not materially impact the Company’s accounting,

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

as current liability classified financial instruments and embedded derivatives that require separation from the host instrument have features other than down-round provisions that require current accounting and classification.

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

Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”).  In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. There are two approaches for determining if the criteria are met. The objective of ASU 2016-06 is intended to resolve the diversity in practice resulting from those two approaches. The Company adopted this standard in the first quarter of 2017.  The adoption of this new standard does not materially impact the Company’s consolidated financial statements.

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

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the six months ended June 30, 2017 and 2016 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	June 30,
	2017	2016
Warrants to purchase common stock - liability classified (see Note 5)	13,602,373	753,825
Warrant to purchase common stock - equity classified	1,393	4,201
2017 Notes	-	75,192
2020 Notes	29,702,000	-
2022 Notes	404	13,117
Outstanding options to purchase common stock	76,915	37,154
Unvested restricted common stock	5,355	12,487
Total	43,388,440	895,976

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	June 30,	December 31,
	2017	2016
Raw materials
Corn	$189	$108
Enzymes and other inputs	386	309
Nutrients	23	10
Finished goods
Ethanol	280	72
Isobutanol	981	755
Jet Fuels, Isooctane and Isooctene	583	519
Distiller's grains	19	-
Work in process - Agri-Energy	246	274
Work in process - Gevo	115	62
Spare parts	1,473	1,349
Total inventories	$4,295	$3,458

Work in process inventory includes unfinished jet fuel, isooctane, isooctene and isobutanol inventory. During 2016, the Company chose to classify isobutanol as a component of finished goods due to the increased production of isobutanol at our Luverne Facility and the positive market development and customer demand for isobutanol being sold directly into the market as a gasoline blendstock.

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful	June 30	December 31,
	Life	2017	2016
Construction in progress		$561	$293
Plant machinery and equipment	10 years	15,951	15,397
Site improvements	10 years	7,051	7,050
Luverne retrofit asset	20 years	70,842	70,791
Lab equipment, furniture and fixtures and vehicles	5 years	6,513	6,431
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,621	1,594
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,534	2,526
Total property, plant and equipment		111,213	110,222
Less accumulated depreciation and amortization		(37,970)	(34,630)
Property, plant and equipment, net		$73,243	$75,592

Included in cost of goods sold is depreciation of $3.1 million and $2.9 million during the six months ended June 30, 2017 and 2016, respectively.

Included in operating expenses is depreciation of $0.2 million and $0.3 million during the six months ended June 30, 2017 and 2016, respectively.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

5. Embedded Derivatives and Derivative Warrant Liabilities

2020 Notes Embedded Derivative

In June 2017, the Company issued its 12% convertible senior secured notes due 2020 (the “2020 Notes”) in exchange for its 12.0% convertible senior secured notes due 2017 (the “2017 Notes”).  The 2020 Notes  contain the following embedded derivatives: (i) a Make-Whole Payment (as defined in the indenture governing the 2020 Notes (the “2020 Notes Indenture”)) upon either conversion or redemption; (ii) right to redeem the outstanding principal upon a Fundamental Change (as defined in the 2020 Notes Indenture); (iii) issuer rights to convert into a limited number of shares in any given three-month period commencing six-months from the issuance date and dependent on the stock price exceeding 150% of the then in-effect conversion price over a ten-business day period; and (iv) holder rights to convert into either shares of the Company’s common stock or pre-funded warrants upon the election of the holders of the 2020 Notes.

Embedded derivatives are separated from the host contract and the 2020 Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that certain embedded derivatives within the 2020 Notes meet these criteria and, as such, must be valued separate and apart from the 2020 Notes as one embedded derivative and recorded at fair value each reporting period.

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2020 Notes. A binomial lattice model generates two probable outcomes, whether up or down, arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the 2020 Notes would be converted by the holder, called by the issuer, or held at each decision point. Within the lattice model, the following assumptions are made: (i) the 2020 Notes will be converted by the holder if the conversion value plus the holder’s Make-Whole Payment is greater than the holding value; or (ii) the 2020 Notes will be called by the issuer if (a) the stock price exceeds 150% of the then in-effect conversion price over a ten-business day period and (b) if the holding value is greater than the conversion value plus the Make-Whole Payment at the time.

Using this lattice model, the Company valued the embedded derivative using a “with-and-without method”, where the value of the 2020 Notes including the embedded derivative is defined as the “with”, and the value of the 2020 Notes excluding the embedded derivative is defined as the “without”. This method estimates the value of the embedded derivative by comparing the difference in the values between the 2020 Notes with the embedded derivative and the value of the 2020 Notes without the embedded derivative. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the 2020 Notes Indenture); (iii) Conversion Price (as defined in the 2020 Notes Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

As of June 30, 2017 the estimated fair value of the embedded derivatives was $8.6 million.  Any change in the estimated fair value of the embedded derivatives represents an unrealized gain/loss which has been recorded as $1.7 million loss from the change in fair value of embedded derivatives in the consolidated statements of operations. The Company recorded the estimated fair value of the embedded derivative with the 2020 Notes, net in the consolidated balance sheets.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	June 30,	June 20,
	2017	2017 (*)
Stock price	$0.69	$0.62
Conversion Rate per $1,000	1,358.90	1,358.90
Conversion Price	$0.7359	$0.7359
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	1.49%	1.45%
Estimated stock volatility	80.0%	80.0%
Estimated credit spread	27.0%	26.0%

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

(*) – The 2017 Notes were exchanged for the 2020 Notes on June 20, 2017 (the “Exchange Date”).

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded featured within the 2020 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread.

2022 Notes Embedded Derivative

In July 2012, the Company issued 7.5% convertible senior notes due July 2022 (the “2022 Notes”) which contain the following embedded derivatives: (i) rights to convert into shares of the Company’s common stock, including upon a Fundamental Change (as defined in the indenture governing the 2022 Notes (the “2022 Notes Indenture”)); and (ii) a Coupon Make-Whole Payment (as defined in the 2022 Notes Indenture) in the event of a conversion by the holders of the 2022 Notes prior to July 1, 2017.

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

Using this binomial lattice model, the Company valued the embedded derivative using a “with-and-without method”, where the value of the 2022 Notes including the embedded derivative is defined as the “with”, and the value of the 2022 Notes excluding the embedded derivative is defined as the “without”. This method estimates the value of the embedded derivative by looking at the difference in the values between the 2022 Notes with the embedded derivative and the value of the 2022 Notes without the embedded derivative. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the 2022 Notes Indenture); (iii) Conversion Price (as defined in the 2022 Notes Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

As of June 30, 2017 and December 31, 2016, the estimated fair value of the embedded derivatives was zero.  Any decline in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as gain from change in fair value of embedded derivatives in the consolidated statements of operations. The Company recorded the estimated fair value of the embedded derivative with the 2022 notes, net in the consolidated balance sheets.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of June 30, 2017:

	Issuance Date	Expiration Date	Exercise Price as of June 30, 2017		Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of June 30, 2017	Shares Underlying Warrants Outstanding as of June 30, 2017
2013 Warrants	12/16/2013	12/16/2018	$9.17		71,013	(15,239)	55,774
2014 Warrants	8/5/2014	8/5/2019	$7.01		50,000	(30,538)	19,462
Series A Warrants	2/3/2015	2/3/2020	$0.68		110,833	(99,416)	11,417
Series B Warrants	2/3/2015	8/3/2015	-	(1)	110,833	(96,795)	-
Series C Warrants	5/19/2015	5/19/2020	$5.68		21,500	-	21,500
Series D Warrants	12/11/2015	12/11/2020	$2.00		502,500	(501,570)	930
Series E Warrants	12/11/2015	12/11/2016	-	(1)	400,000	(400,000)	-
Series F Warrants	4/1/2016	4/1/2021	$2.00		514,644	(233,857)	280,787
Series G Warrants	4/1/2016	4/1/2017	-	(1)	328,571	(328,571)	-
Series H Warrants	4/1/2016	10/1/2016	-	(1)	1,029,286	(900,438)	-
Series I Warrants	9/13/2016	9/13/2021	$11.00		712,503	-	712,503
Series J Warrants	9/13/2016	9/13/2017	-	(1)	185,000	(185,000)	-
Series K Warrants	2/17/2017	2/17/2022	$0.68		6,250,000	-	6,250,000
Series L Warrants	2/17/2017	2/17/2018	-	(1)	570,000	(570,000)	-
Series M Warrants	2/17/2017	11/17/2017	$2.35		6,250,000	-	6,250,000
					17,106,683	(3,361,424)	13,602,373

(1)	Warrants have either been fully exercised and/or expired as of June 30, 2017.

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

Based on these terms, the Company has determined that the 2013 Warrants, the 2014 Warrants, the Series A Warrants, the Series C Warrants, the Series D Warrants, the Series F Warrants, the Series I Warrants, the Series K Warrants, and the Series M Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $2.4 million and $2.7 million as of June 30, 2017 and December 31, 2016, respectively. The decrease in the derivative warrant liability is the result of the decline in the Company’s stock price.

During the six months ended June 30, 2017, the Company issued 570,000 shares of common stock as a result of the exercise of Series L Warrants.  The Company received proceeds of $5,700 from such exercises.

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

As of June 30, 2017, all of the Series H Warrants and Series D Warrants for which the exercise price had been adjusted were fully exercised.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	June 30,	December 31,
	2017	2016
Accounts payable - trade	$1,371	$2,611
Accrued legal-related fees	288	626
Accrued employee compensation	1,396	1,385
Accrued interest	41	359
Accrued taxes payable	89	136
Accrued production fees	495	89
Short-term capital lease	-	147
Other accrued liabilities *	1,064	840
Total accounts payable and accrued liabilities	$4,744	$6,193

*	Other accrued liabilities consist of audit fees and a variety of other expenses, none of which individually represent greater than five percent of total current liabilities.

7. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2020 Notes	Paid-In-Kind Interest	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative
Balance - December 31, 2016	$-	$-	$-	$-	$-	$-	$-
Issuance of 2020 Notes and related discounts and issue costs	$16,492	-	$(3,009)	$(779)	$12,704	$6,975	$19,679
Amortization of debt discount	-	-	26	-	26	-	26
Amortization of debt issue costs	-	-	-	7	7		7
Accretion of paid-in-kind interest	-	8	-	-	8	-	8
Change in fair value of 2020 Notes embedded derivative	-	-	-	-	-	1,662	1,662
Balance - June 30, 2017	$16,492	$8	$(2,983)	$(772)	$12,745	$8,637	$21,382

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD (the “Holder”) the holder of the 2017 Notes, which were issued under that certain Indenture dated as of June 6, 2014, by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee (as supplemented, the “2017 Notes Indenture”), and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by the Company’s stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). Pursuant to the Purchase Agreement, the Company also granted the Holder an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the Exchange. On June 20, 2017, the Company completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes.  The Company recognized an

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

approximately $4.0 million loss which has been recorded as loss on exchange or conversion of debt within the consolidated statements of operations.

The 2020 Notes will mature on March 15, 2020. The 2020 Notes bear interest at a rate equal to 12% per annum (with 2% potentially payable as PIK Interest (as defined and described below) at the Company’s option), payable on March 31, June 30, September 30, and December 31 of each year. Under certain circumstances, the Company has the option to pay a portion of the interest due on the 2020 Notes by either (a) increasing the principal amount of the 2020 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”). In the event the Company pays any portion of the interest due on the 2020 Notes as PIK Interest, the maximum aggregate principal amount of 2020 Notes that could be convertible into shares of the Company’s common stock will be increased. Additional shares of the Company’s common stock may also become issuable pursuant to the 2020 Notes in the event the Company is required to make certain make-whole payments as provided in the 2020 Notes Indenture.

The 2020 Notes are convertible into shares of the Company’s common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes is equal to $0.7359 per share of common stock, or 1.3589 shares of common stock per $1 principal amount of 2020 Notes (the “Conversion Price”). In addition, upon certain equity financing transactions by the Company, the Holders will have a one-time right to reset the Conversion Price (the “Reset Provision”) (i) in the first ninety (90) days following the Exchange Date, at a 25% premium to the common stock price in the equity financing and (ii) after ninety (90) and to and including one hundred eighty (180) days following the closing of the Exchange, at a 35% premium to the common stock share price in the equity financing. Following an exercise of the Reset Provision, the Holders will also have a right to consent to certain equity financings by the Company during the one hundred eighty (180) days following the closing of the Exchange.

Each Holder has agreed not to convert its 2020 Notes into shares of Company common stock to the extent that, after giving effect to such conversion, the number of shares of common stock beneficially owned by such Holder and its affiliates would exceed 4.99% of Company common stock outstanding at the time of such conversion (the “4.99% Ownership Limitation”); provided that a Holder may, at its option and upon sixty-one (61) days’ prior notice to the Company, increase such threshold to 9.99% (the “9.99% Ownership Limitation”). If a conversion of 2020 Notes by Whitebox would exceed the 4.99% Ownership Limitation or the 9.99% Ownership Limitation, as applicable, the Purchase Agreement contains a provision granting the holder a fully funded prepaid warrant for such common stock with a term of nine months, subject to a 6 month extension, which it can draw down from time to time.

Other than as set forth in the Reset Provision, the 2020 Notes do not contain any anti-dilution adjustments for future equity issuances that are below the Conversion Price, and adjustments to the Conversion Price will only generally be made in the event that there is a dividend or distribution paid on shares of the Company’s common stock, a subdivision, combination or reclassification of the Company’s common stock, or at the discretion of the Board of Directors of the Company in limited circumstances and subject to certain conditions.

Under certain circumstances, we may file one or more registration statements on Form S-3 or amend filings in order to register shares of common stock for sale or resale, as necessary in connection with the 2020 notes.

2017 Notes

In May 2014, the Company entered into a term loan agreement (the “Loan Agreement”) with the lenders party thereto from time to time (each, a “Lender” and collectively, the “Lenders”) and Whitebox Advisors, LLC, as administrative agent for the Lenders (“Whitebox”), with a maturity date of March 15, 2017, pursuant to which the Lenders committed to provide one or more senior secured term loans to the Company in an aggregate amount of up to approximately $31.1 million on the terms and conditions set forth in the Loan Agreement (collectively, the “Term Loan”). The first and only advance of the Term Loan in the amount of $22.8 million, net of discounts and issue costs of $1.6 million and $1.5 million, respectively, was made to the Company in May 2014. Also in May 2014, the Company and its subsidiaries entered into an Exchange and Purchase Agreement (the “Exchange and Purchase Agreement”) with WB Gevo, Ltd. and the other Lenders party thereto from time to time and Whitebox, in its capacity as administrative agent for the Lenders. Pursuant to the terms of the Exchange and Purchase Agreement, the Lenders were given the right, subject to certain conditions, to exchange all or a portion of the outstanding principal amount of the Term Loan for the Company’s 2017 Notes, which were convertible into shares of the Company’s common stock.  While outstanding, the Term Loan bore an interest rate equal to 15% per annum, of which 5% was payable in cash and 10% was payable in kind and capitalized and added to the principal amount of the Term Loan.

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes were set forth in an indenture by and among the

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”).

On February 13, 2017, the Company and its subsidiaries, as guarantors, entered into an Tenth Supplemental Indenture (the “Tenth Supplemental Indenture”) with Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and Whitebox, relating to the 2017 Notes. The Tenth Supplemental Indenture amended the 2017 Notes Indenture to, among other things, (i) extend the maturity date of the 2017 Notes to June 23, 2017, (ii) increase the interest rate on the 2017 Notes from 10.0% to 12.0% per annum, and (iii) required the Company to pay down approximately $9.6 million in principal outstanding leaving the remaining principal balance of the 2017 Notes at approximately $16.5 million.

While the 2017 Notes were outstanding, the Company was required to maintain an interest reserve in an amount equal to 10% of the original outstanding principal amount of $26.1 million, to be adjusted on an annual basis. As of December 31, 2016, there was a balance of $2.6 million in the interest reserve account. This amount was classified as restricted deposits.

As described above, on June 20, 2017, the Company and the Holder exchanged all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes. As a result, at June 30, 2017, the outstanding principal amount of the 2017 Notes was zero.

The Company elected the fair value option for accounting of the 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at December 31, 2016 of $26.1 million was recorded at its estimated fair value of $25.8 million, and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at December 31, 2016. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $4.2 million has been recognized in subsequent periods in connection with the election of the fair value option.  Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain (loss) from change in fair value of 2017 Notes in the consolidated statements of operations. The fair value of the 2017 Notes at the issuance date were equal to the net proceeds from the loan.  During the six months ended June 30, 2017 and 2016, the Company incurred cash interest expense of $1.0 and $1.3 million, respectively related to the 2017 Notes.

The following table sets forth the inputs to the lattice model that were used to value the 2017 Notes for which the fair value option was elected.  As a result of the June 20, 2017 exchange of the 2017 Notes for the 2020 Notes, there is no longer any value attributed to the 2017 Notes at June 30, 2017.

December 31,
2016
Stock price	$3.40
Conversion Rate per $1,000	2.90
Conversion Price	$344.83
Maturity date	March 15, 2017
Risk-free interest rate	0.49%
Estimated stock volatility	80.0%
Estimated credit spread	20.0%

The following table sets forth information pertaining to the 2017 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2017 Notes	Change in Estimated Fair Value	Total
Balance - December 31, 2016	$26,108	$(339)	$25,769
Loss from change in fair value of debt	-	339	339
Paydown of principal balance	(9,616)	-	(9,616)
Exchange of 2017 notes for 2020 notes	(16,492)	-	(16,492)
Balance - June 30, 2017	$-	$-	$-

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the 2017 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the six months ended June 30, 2017, represents an unrealized loss which has been recorded as a loss from change in fair value of 2017 Notes in the consolidated statements of operations.

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2022 Notes	Debt Discount	Debt Issue Costs	Total
Balance - December 31, 2016	$9,575	$(1,307)	$(47)	$8,221
Amortization of debt discount	-	149	$-	149
Amortization of debt issue costs	-	-	$6	6
Exchange of 2022 Notes	(8,885)	-	$-	(8,885)
Write-off of debt discount and debt issue costs associated with extinguishment of debt	-	1,158	$41	1,199
Balance - June 30, 2017	$690	$-	$-	$690

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three months ended June 30, 2017 and 2016, the Company recorded $0.08 million and $1.1 million, respectively, of expense related to the amortization of debt discounts and issue costs, $1.2 million and nil million, respectively, of expense related to the exchange of debt; and $0.02 million and $0.4 million, respectively, of interest expense related to the 2022 Notes. The amortization of debt issue costs, debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. Prior to 2016, the Company converted $20.1 million in outstanding 2022 Notes in return for 28,978 shares of the Company’s common stock, of which, 7,331 represented amounted owed under the Coupon Make-Whole Payment. Additionally, the Company issued 55,392 shares in exchange for the redemption of $2.5 million of the 2022 Notes.

In the second half of 2016, the Company issued 951,801 shares in exchange for the redemption of $12.8 million in outstanding 2022 Notes. In the first half of 2017, the Company issued 2,982,053shares in exchange for $8.9 million in outstanding 2022 Notes, resulting in approximately $1.0 million loss on exchange of debt.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

If a Make-Whole Fundamental Change (as defined in the 2022 Notes Indenture) occurs and a holder elects to convert its 2022 Notes prior to July 1, 2017, the conversion rate will increase based upon reference to the table set forth in Schedule A of the Indenture. In no event will the conversion rate increase to more than 0.6734 per $1,000 principal amount of 2022 Notes.

The Company had a provisional redemption right (“Provisional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the conversion price for the 2022 Notes in effect on such trading day. On or after July 1, 2017, the Company has an optional redemption right (“Optional Redemption”) to redeem, at its option, all or any part of the 2022 Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of 2022 Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

The holders of the 2022 Notes had a one-time option to require the Company to repurchase on July 1, 2017 (or on the first business day following such date), at a purchase price, payable in cash, equal to one hundred percent (100%) of the principal amount of any 2022 Notes to be so purchased, plus accrued and unpaid interest. Prior to July 1, 2017, certain holders of the 2022 Notes delivered notices to the trustee 2022 Notes requiring the repurchase of $175,000 principal amount of the 2022 Notes, plus accrued and unpaid interest, which was completed on July 3, 2017.

If there is an Event of Default (as defined in the 2022 Notes Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of the outstanding notes by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the outstanding 2022 Notes and accrued and unpaid interest thereon to be due and payable immediately.  There have been no Events of Default as of June 30, 2017.

8. Gevo Development

The Company made capital contributions to Gevo Development of $6.7 million and $12.3 million, respectively, during the six months ended June 30, 2017 and the year ended December 31, 2016.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to the Company’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gevo Development Net Loss	$(3,067)	$(2,946)	$(7,178)	$(6,522)

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly-owned subsidiary which is then consolidated into Gevo.

9. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options and employee stock purchase plan awards
Research and development	$9	$16	$18	$41
Selling, general and administrative	31	97	61	200

Restricted stock awards
Research and development	1	31	13	81
Selling, general and administrative	-	28	17	96

Restricted stock units
Research and development	17	1	35	14
Selling, general and administrative	39	11	81	110
Total stock-based compensation	$97	$184	$225	$542

10. Commitments and Contingencies

Legal Matters. From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of our business. The Company is not presently a party to any litigation that we believe to be material and is not aware of any pending or threatened litigation against the Company that it believes could have a material adverse effect on our business, operating results, financial condition or cash flows.

Leases. During the year ended December 31, 2012, the Company entered into a six-year software license agreement. The Company concluded that the software license agreement qualified as a capital lease. Accordingly, at June 30, 2017 and December 31, 2016, the Company had capital lease liabilities of $0 million and $0.1 million, respectively, included in accounts payable and accrued liabilities and other long-term liabilities on its consolidated balance sheets.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.  The Company has an operating lease for the rail cars used by Agri-Energy in Luverne, Minnesota.

Rent expense for the three and six months ended June 30, 2017 and June 30, 2016 was $0.4 million and $0.8 million, respectively.

The table below shows the future minimum payments under non-cancelable operating leases and at June 30, 2017 (in thousands):

Operating Leases
2017 (remaining)	761
2018	1,421
2019	907
2020	394
2021	200
Total	$3,683

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2017 and December 31, 2016, the Company did not have any liabilities associated with indemnities.

Certain of the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable, for which the carrying value on the Company’s balance sheet approximates their fair values due to the short maturities.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2017 or December 31, 2016.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at June 30, 2017 and December 31, 2016, respectively (in thousands).

		Fair Value Measurements at June 30, 2017 (In thousands)
	Fair Value at 6/30/2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$2,391	$-	$-	$2,391
2020 Embedded Derivative Liability	8,637	-	-	8,637
Total Recurring Fair Value Measurements	$11,028	$-	$-	$11,028

Nonrecurring
2020 Notes	$13,483	$-	$-	$13,483
Corn and finished goods inventory	970	189	781	$-
Total Non-Recurring Fair Value Measurements	$14,453	$189	$781	$13,483

		Fair Value Measurements at December 31, 2016 (In thousands)
	Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$2,698	$-	$1,884	$814
2017 Notes	25,769	-	-	25,769
Total Recurring Fair Value Measurements	$28,467	$-	$1,884	$26,583

Nonrecurring
Corn and finished goods inventory	$1,327	$108	$1,219	$-
Total Non-Recurring Fair Value Measurements	$1,327	$108	$1,219	$-

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table provides changes to those fair value measurements using Level 3 inputs for the six months ended June 30, 2017.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
	Derivative Warrant Liability	2017 Notes	2020 Notes	2020 Notes Embedded Derivative
Opening Balance	$814	$25,769	$-	$-
Transfers into Level 3	1,884	-	-	-
Transfers out of Level 3	-	-	-	-
Total (gains) or losses for the period
Included in earnings	(5,520)	339	-	1,662
Included in other comprehensive income	-	-	-	-
Purchases, issues, sales and settlements
Purchases	-	-	-	-
Issues	5,670	-	13,483	6,975
Sales	-	-	-	-
Settlements	(457)	(26,108)	-	-
Closing balance	$2,391	$-	$13,483	$8,637

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2017 Notes.  The Company had estimated the fair value of the 2017 Notes to be $25.8 million at December 31, 2016, respectively, utilizing a binomial lattice model. The Company derecognized the liability when it exchanged the 2017 Notes for the 2020 Notes on June 20, 2017. See Note 7, Debt, for  fair value inputs used to estimate the fair value of the 2017 Notes and for additional disclosures on the 2017 Notes exchange.

2020 Notes.  The Company has estimated the fair value of the 2020 Notes to be $13.5 million at June 20, 2017, the date the Company exchanged the 2017 Notes for the 2020 Notes, utilizing a binomial lattice model. The Company has elected to account for the 2020 Notes using the amortized cost method and reported at $12.7 million, net of debt discount and issuance costs at June 30, 2017.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $8.6 million at June 30, 2017 based upon Level 3 inputs. See Note 5, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

2022 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0 million at June 30, 2017 and December 31, 2016, respectively, based upon Level 3 inputs. See Note 5, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. Prior to 2017, the Company estimated the fair value of the Series A, Series F and Series K warrants using a Monte-Carlo model (Level 3). For all other warrants the Company valued these using a standard Black-Scholes model (Level 2). However, beginning in the first quarter 2017, the Company valued the Series F and K using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Gevo	$660	$915	$749	$1,420
Gevo Development / Agri-Energy	6,882	7,198	12,408	13,013
Consolidated	$7,542	$8,113	$13,157	$14,433

Loss from operations:
Gevo	$(3,091)	$(2,556)	$(6,156)	$(4,864)
Gevo Development / Agri-Energy	(3,086)	(2,936)	(7,205)	(6,494)
Consolidated	$(6,177)	$(5,492)	$(13,361)	$(11,358)

Interest expense:
Gevo	$630	$2,232	$1,341	$4,365
Gevo Development / Agri-Energy	-	14	-	31
Consolidated	$630	$2,246	$1,341	$4,396

Depreciation expense:
Gevo	$127	$164	$264	$332
Gevo Development / Agri-Energy	1,538	1,497	3,077	2,950
Consolidated	$1,665	$1,661	$3,341	$3,282

Acquisitions of plant, property and equipment:
Gevo	$53	$88	$109	$92
Gevo Development / Agri-Energy	265	307	882	4,755
Consolidated	$318	$395	$991	$4,847

	June 30,	December 31,
	2017	2016
Total assets:
Gevo	$95,444	$110,072
Gevo Development / Agri-Energy	154,964	156,749
Intercompany eliminations	(153,437)	(154,497)
Consolidated	$96,971	$112,324

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

13. Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products, our ability to expand production of isobutanol at our production facility in Luverne, Minnesota (the “Luverne Facility”), our ability to meet guidance, the continued listing of our common stock on The NASDAQ Capital Market, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet fuel (“ATJ”), our ability to raise additional funds to continue operations and expand the Luverne Facility, our ability to produce isobutanol at a profit, achievement of advances in our technology platform, the success of our retrofit production model, additional competition and changes in economic conditions and those risks described in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2016 (our “Annual Report”), and other reports that we have filed with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its subsidiaries.

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

Reverse Stock Split

On December 21, 2016, our Board of Directors approved a one-for-twenty reverse split of our common stock, par value $0.01 per share. This reverse stock split became effective on January 5, 2017 and, unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

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

NASDAQ Market Price Compliance

On June 21, 2017, we received a letter from the staff (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) providing notification that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing under NASDAQ Listing Rule 5550(a)(2). The notice has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the NASDAQ Capital Market under the symbol “GEVO.”

If we do not regain compliance with the minimum bid price requirement by December 18, 2017, we may be eligible for an additional 180 calendar day compliance period, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, with the exception of the minimum bid price requirement, and we would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, NASDAQ would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

We intends to actively monitor the bid price of our common stock and its minimum market value of listed securities and will consider options available to us to achieve compliance with the NASDAQ listing rules. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with the other listing standards for the NASDAQ Capital Market.

2017 Highlights and Developments

•

On July 25, 2017, the Company announced, in conjunction with Praj Industries Ltd. (“Praj”) that our proprietary isobutanol technology will now be available for licensing to processors of sugar cane juice and molasses. This follows on the back of Praj’s development work, adapting our technology to sugar cane and molasses feedstocks. A Joint Development Agreement and a Development License Agreement were entered into between Praj and us in November 2015. The goal of these agreements was for Praj to adapt our isobutanol technology to using non-corn based sugars and lignocellulose feedstocks. In the first phase of development, Praj worked with our technology using sugar cane and molasses feedstocks, developed a process design package that will now be offered for commercialization to cane juice and molasses-based ethanol plants, as licensees of our isobutanol technology. Licensing is expected to be focused on Praj plants located in India, South America and South East Asia, with initial capacity targeted to come on-line in the 2019/2020 timeframe.

•

On June 9, 2017, we entered into a private exchange agreement with a holder of the 7.5% convertible senior notes due July 2022 (the “2022 Notes”) to exchange an aggregate of $485,000 in principal amount of 2022 Notes for an aggregate of 736,671 shares of common stock.  On July 3, 2017, we repurchased $175,000 of its outstanding 7.5% convertible senior notes due July 2022 (the “2022 Notes”) pursuant to a one-time repurchase option under the 2022  Currently, $515,000 principal amount of the 2022 Notes are issued and outstanding.

•

On June 20, 2017, we announced that WB Gevo, Ltd. (the “Holder”), the holder of the Company’s issued and outstanding Senior Secured Convertible Notes, due June 23, 2017 (the “2017 Notes”), exchanged (the “Exchange”) all $16.5 million of the existing 2017 Notes for $16.5 million of our newly created 12.0% Convertible Senior Secured Notes due March 15, 2020 (the “2020 Notes”).

•

On May 23, 2017, we announced that a bill recently signed by Arizona Governor Doug Ducey will let gas stations sell isobutanol-blended gasoline for on-road vehicles, enabling higher performing finished fuels with renewable content for drivers in the state.   Bill HB2368 permits isobutanol to be used as an oxygenate in gasoline for on-road vehicles in Arizona. The new law takes effect in August 2017. While the law authorizes the use of isobutanol-blended gasoline for on-road vehicles, our isobutanol is already being sold in Arizona for off-road applications such as boating, ATVs, motorcycles and landscape equipment.  Isobutanol is an ideal renewable gasoline blendstock because of its high energy content, high octane, low water solubility and low volatility. Our isobutanol meets the ASTM 7862 specification that covers isobutanol blends with gasoline.

•

On April 28, 2017, we signed a supply agreement with HCS Holding GmbH (HCS) to supply isooctane under a five-year offtake agreement. HCS is a manufacturer of specialty products and solutions in the hydrocarbons sector, operating under such brands as Haltermann Carless. In the first phase of the supply agreement, HCS will purchase isooctane produced at our demonstration hydrocarbons plant located in Silsbee, Texas, commencing in May 2017. The pricing is fixed over the first phase and our estimates that this could generate up to $2-3 million of gross revenue per year.  In the second phase of the supply agreement, HCS agreed to purchase 300,000 gallons of isooctane per year, with an option to purchase an additional 100,000 gallons of isooctane per year, under a five-year offtake arrangement upon commencement of production at our first commercial hydrocarbon facility. The supply agreement contains a pricing formula which is intended to provide our a fixed margin. We expect to supply this isooctane from its first commercial hydrocarbons facility, which is likely to be built at the Luverne Facility (the “Luverne Facility Expansion”).

Outlook for 2017

We have established the following specific operational and financial targets and milestones for 2017:

•

Restructure our balance sheet in a manner that addresses the debt represented by our outstanding convertible notes and that allows us to execute on our long-term strategy and business development plan.  We believe that this target was met as a result of the Exchange that closed on June 20, 2017.

•

Obtain binding supply contracts for a combination of isobutanol and related hydrocarbon products equal to at least fifty percent (50%) of the capacity of the anticipated expanded Luverne Facility that we plan to construct.

•

We estimate that our maximum annual isobutanol production capacity at the Luverne Facility to be currently over 1 million gallons per year. As described below, however, we expect to produce isobutanol at levels that better match market development sales in 2017. Previously, we expected to produce approximately 500,000 gallons of isobutanol during 2017. Based on the current operational plan at the Luverne Facility that is described in more detail below, we now expect that we will produce less than 500,000 gallons of isobutanol during 2017.

•	We plan to achieve a corporate-wide EBITDA burn rate (excluding stock-based compensation) of $18.0 - $20.0 million for the fiscal year ending December 31, 2017.

2017 Notes Restructuring Update

As disclosed above, on June 20, 2017, we and the Holder exchanged all $16.5 million of the 2017 Notes for $16.5 million in principal amount of our newly created 2020 Notes.  The 2020 Notes are convertible into shares of our common stock, subject to certain conditions. The 2020 Notes have an initial conversion price equal to $0.7359 per share. Upon completion of certain equity issuances by us, the Holder will have a one-time right to reset the Conversion Price (i) in the first 90 days following the Exchange, at a 25% premium to the common stock price in the equity issuance and (ii) after 90 and within 180 days following the Exchange, at a 35% premium to the common stock share price in the equity issuance

The terms of the 2020 Notes are set forth in an indenture that was entered into prior to the initial issuance of 2020 Notes by and among us, certain subsidiary guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2020 Notes Indenture”). The key terms of the 2020 Notes are as follows:

•	Maturity Date: The 2020 Notes will mature on March 15, 2020.
•

Interest: The 2020 Notes accrue interest at 12% per annum, with 10% payable in cash and 2% payable either (i) by increasing the principal amount of the 2020 notes, (ii) by issuing new 2022 notes, or (iii) by paying such interest in cash, at our option.  Interest is payable on March 31, June 30, September 30, and December 31 of each year.

•

Security and Guarantees: The 2020 Notes are secured by a first lien on substantially all of our assets and our subsidiaries and are guaranteed by our subsidiaries, Agri-Energy, LLC and Gevo Development, LLC.

•

Make-Whole Payments: The 2020 Notes provide for certain make-whole payments (the “Make-Whole Payments”) to be made by the Company to the holders as follows: (a) each holder who exercises its option to voluntarily convert any of its 2020 Notes will receive a make-whole payment for the converted 2020 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such 2020 Notes through the applicable maturity date; (b) each holder whose 2020 Notes are converted in a mandatory conversion will receive a make-whole payment for the converted 2020 Notes in an amount equal to any unpaid interest that would have otherwise been payable on such 2020 Notes through the applicable maturity date; and (c) each holder who exercises its option to require us to repurchase any or all of such holder’s 2020 Notes upon the occurrence of a Fundamental Change (as defined in the 2020 Notes Indenture) will receive a cash make-whole payment for the repurchased 2020 Notes in an amount equal to any unpaid interest that would otherwise have been payable on such 2020 Notes through the applicable maturity date. A fundamental change includes, among other things, our common stock ceasing to be listed on a national securities exchange.

The Exchange and the issuance of the 2020 Notes required stockholder approval which was obtained at our Annual Meeting of Stockholders held on June 15, 2017

Isobutanol, Hydrocarbons and Ethanol Production, Sales and Inventory

In the second quarter of 2017, we decided to focus 100% of our production activities at our Luverne Facility to the production of ethanol. This is consistent with our previous production guidance to align isobutanol production with our isobutanol sales efforts, such that over certain periods we would only produce ethanol at the Luverne Facility. Given the Luverne Facility has only one production line suitable for isobutanol, our current isobutanol production costs are higher than our expected sales price. As a result, the cash flow profile of the Luverne Facility is improved by dedicating production to ethanol, rather than co-producing isobutanol and ethanol.

For the balance of 2017, we expect to maintain limited production of isobutanol to better conserve our cash. We expect to produce some level of isobutanol in the second half of 2017, with the primary goals being to continue to optimize our isobutanol fermentation processes and decrease our production costs, as well as to generate data which we believe will assist us in designing and engineering the Luverne Facility Expansion. As a result, we do not expect to meet our previously stated target of producing 500,000 gallons of isobutanol during 2017.

During the second quarter of 2017, we sold limited quantities of isobutanol and renewable hydrocarbons (ATJ, isooctane and isooctene). In the quarter, our isobutanol market development efforts were focused on gaining market acceptance in our core gasoline blendstock markets such as marinas and on-road gasoline fueling stations, while maintaining our targeted selling price. We continued to work with our distribution partners to make investments to develop end-customer relationships, as well as to establish value chains to deliver our isobutanol to those end-customers. We believe that gasoline end users such as boat owners and car owners remain interested in purchasing isobutanol containing gasoline because of the improved properties compared to ethanol containing gasoline.

Our market development efforts related to our renewable hydrocarbon products were mainly targeted towards entering into binding supply agreements to underpin the economics of the expanded Luverne Facility Expansion that we plan to construct. We have been in discussions with numerous potential ATJ and isooctane customers to enter into long term supply agreements, with a goal in 2017 of signing contracts representing the majority of the isobutanol production volumes to be produced at the expanded Luverne Facility. In the second quarter of 2017, we secured our first such binding agreement with HCS to supply isooctane, as described above.  Currently, we are discussing or negotiating terms for long-term supply agreements with two large potential customers, including one potential customer that has one of the largest aircraft fleets in the world. There can be no assurances that these discussions or negotiations will result in definitive binding agreements

The current U.S. Presidential Administration (the “Administration”) and political environment have created significant uncertainty for the renewable fuels and chemicals markets, which have complicated our market development efforts. As an example, during 2017, uncertainties over the Administration’s decision-making related to the Environmental Protection Agency and the RFS resulted in a significant decline in the pricing of D6 RINs. RINs are serial numbers assigned to biofuels for the purpose of tracking their production, use and trading, as required under the RFS, and can be sold and traded, and as a result, carry a monetary value. Many of our isobutanol and hydrocarbon products generate RINs, so the economic proposition of our products to potential customers is impacted by fluctuations in RIN prices.

As we develop markets for our products, there will likely be a mismatch in timing between isobutanol production and sales. As a result, at times we will likely build isobutanol inventory levels. Currently, our alcohol storage capacity is limited at our Luverne Facility, and our isobutanol inventory, together with our ethanol inventory, may exceed such storage capacity. This will cause us to seek other forms of storage, such as railcars, customer sites or investing in additional storage capabilities which will require expenditures of additional capital.  At June 30, 2017, we had approximately 270,000 gallons of isobutanol and approximately 51,000 gallons of renewable hydrocarbons in inventory.

Also, during the second quarter of 2017, we produced and sold approximately 4.1 million and 4.0 million gallons of ethanol, respectively.

Luverne Facility Expansion

We believe that the current configuration of the Luverne Facility, whereby we co-produce isobutanol and ethanol utilizing one fermenter for isobutanol production and three fermenters for ethanol production, will not enable us to become profitable on a consolidated basis. We believe that the best way for us to become profitable is to undertake the Luverne Facility Expansion, whereby we would convert the Luverne Facility to the sole production of isobutanol, with some percentage of such isobutanol volumes to be further processed into hydrocarbons such as ATJ and isooctane. We believe the Luverne Facility represents the best site to expand our isobutanol production because it leverages the equipment we have already installed at the site, in particular our GIFT ® technology system.

We are currently conducting engineering work to determine the potential production capacity of the Luverne Facility following the Luverne Facility Expansion, as well as the capital cost associated with the project. The supply contracts, which we anticipate signing in 2017, are expected to form the basis on which we would set the specific configuration of the Luverne Facility in terms of end product mix between isobutanol, ATJ and isooctane. In the second half of 2017, we expect to be able to communicate publicly more of the details on the estimated scale, configuration and capital cost for the Luverne Facility Expansion.

Lufthansa Update

As previously disclosed, in September 2016, we entered into the Heads of Agreement with Lufthansa in September 2016.  The terms of the Heads of Agreement contemplate Lufthansa purchasing up to 8 million gallons per year of ATJ fuel or up to 40 million gallons over the 5-year life of the proposed off-take agreement.  The Heads of Agreement established a selling price that is expected to allow for an appropriate level of return on the capital required to build-out our first commercial scale hydrocarbons facility.  The Heads of Agreement is non-binding and is subject to completion of a binding off-take agreement and other definitive documentation between the Company and Lufthansa (collectively, the “Definitive Agreement”).

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

Luverne Facility Update

In the second quarter of 2017, we hired a third-party engineering firm to test the structural integrity of two of our oldest fermentation vessels.  These fermentation vessels are fabricated from carbon steel and are dedicated to ethanol production. Testing determined that the two fermentation vessels likely have approximately two years and six months, respectively, of useful life remaining under the current operating strategy unless replaced or repaired. We are currently exploring options to extend the life of these two fermentation vessels.  The options we are exploring include making repairs to the affected fermentation vessels, changing the manner in which we run the Luverne Facility to effectively extend the life of the affected fermentation vessels and constructing one or more new fermentation vessels to replace the affected fermentation vessels. Depending on the outcome of the evaluation of these options and/or the implementation of one or more options to extend the life of the affected fermentation vessels, it is possible that the condition of the two affected fermentation vessels could force us to cease isobutanol production or to completely cease all production activities at the Luverne Facility for an extended period of time.

Financial Condition

Financial Condition. For the three months ended June 30, 2017 and 2016, we incurred a consolidated net loss of $10.2 million and $21.5 million, respectively, and had an accumulated deficit of $392.8 million at June 30, 2017.  Our cash and cash equivalents at June 30, 2017 totaled $16.3  million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility, including costs associated with the Luverne expansion; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of strategic alternatives and new financings; and (vi) debt service  and repayment obligations.

We expect to incur future net losses as we continue to fund the development and commercialization of its product candidates. To date, we have financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.  We expect to incur future net losses as it continues to fund the development and commercialization of its product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support our cost structure. We may never achieve profitability or positive cash flows, and unless and until it does, we will continue to need to raise additional cash.

We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we are seeking additional capital through arrangements with strategic partners and from other sources. We may also seek to restructure our secured debt and will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.

As at the date of our last audited financial statements, existing working capital was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2016 year-end financial statements were issued.  These conditions raise substantial doubt about our ability to continue as a going concern.  Our inability to continue as a going concern may potentially affect our rights and obligations under its outstanding convertible notes. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the our assets and the satisfaction of liabilities in the normal course of business.

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

Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
(in thousands)	2017	2016	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$6,839	$7,168	$(329)
Hydrocarbon revenue	660	713	(53)
Grant and other revenue	43	232	(189)
Total revenues	7,542	8,113	(571)

Cost of goods sold	9,705	9,989	(284)

Gross loss	(2,163)	(1,876)	(287)

Operating expenses
Research and development expense	1,891	1,469	422
Selling, general and administrative expense	2,123	2,147	(24)
Total operating expenses	4,014	3,616	398

Loss from operations	(6,177)	(5,492)	(685)

Other (expense) income
Interest expense	(630)	(2,246)	1,616
(Loss) on exchange of debt	(3,969)	-	(3,969)
(Loss) on extinguishment of warrant liablity	-	(923)	923
(Loss) from change in fair value of the 2017 Notes	-	(940)	940
(Loss)/Gain from change in fair value of derivative warrant liability	2,260	(10,573)	12,833
(Loss) from change in fair value of 2020 notes embedded derivative	(1,662)	-	(1,662)
(Loss) on issuance of equity	-	(1,519)	1,519
Other income	20	206	(186)
Total other expense, net	(3,981)	(15,995)	12,014

Net loss	$(10,158)	$(21,487)	$11,329

Revenues.  Revenue associated with the sale of ethanol, as well as isobutanol and related products for the three months ended June 30, 2017 was $6.8 million, a decrease of $0.3 million from the three months ended June 30, 2016.  This decrease was primarily a result of ethanol and lower distiller grain prices. During the three months ended June 30, 2017, we sold 4.0 million gallons of ethanol compared to 3.9 million gallons of ethanol sold in the three months ended June 30, 2016. Hydrocarbon revenue decreased during the three months ended June 30, 2017 primarily as a result of lower shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”).  Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Grant and other revenue was $43,000 during the three months ended June 30, 2017, down $0.2 million as compared to the same period in 2016, primarily as a result of the Company’s contract with the Northwest Advanced Renewables Alliances ending in 2016.

Cost of goods sold. Cost of goods sold was $9.7 million during the three months ended June 30, 2017, compared with $9.9 for the same quarter in 2016. Cost of goods sold in the 2017 period included approximately $8.2 million associated with the production of ethanol, isobutanol and related products and approximately $1.5 million in depreciation expense.

Research and development expense. Research and development expense increased by approximately $0.4 million during the three months ended June 30, 2017, compared with the same quarter in 2016, due primarily to an increase in employee related expenses and costs associated with the South Hampton Facility.

Selling, general and administrative expense. Selling, general and administrative expense decreased by approximately $24,000 during the three months ended June 30, 2017, compared with the same quarter in 2016, due primarily to a decrease in legal expenses.

Interest expense.  Interest expense in the second quarter of 2017 was $0.6 million, a decrease of $1.6 million over the same quarter last year, due to a decrease in outstanding debt obligations.

(Loss) on exchange of debt. During the three months ended June 30, 2017, we incurred a $4.0 million loss as a result primarily from the exchange of the 2017 Notes for the 2020 Notes.

(Loss) from change in fair value of the 2017 Notes. During the three months ended June 30, 2017, there was no change in the fair value of the 2017 Notes up to and including the June 20, 2017 exchange date with the 2020 Notes.

(Loss)/Gain from change in fair value of derivative warrant liability.  During the three months ended June 30, 2017, the estimated fair value of the derivative warrant liability decreased, resulting in a non-cash gain from change in fair value of derivative warrant liability of $2.3 million, primarily associated with the decrease in the price of the Company’s common stock during the quarter.

(Loss) from change in fair value of the 2020 notes embedded derivative. During the three months ended June 30, 2017, the estimated fair value of the 2020 notes embedded derivative liability increased, resulting in a non-cash loss of $1.7 million primarily due to the increase in the price of the Company’s stock from the June 20, 2017 issuance of the 2020 Notes in exchange for the 2017 Notes to June 30, 2017.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$12,333	$12,925	$(592)
Hydrocarbon revenue	749	1,011	(262)
Grant and other revenue	75	497	(422)
Total revenues	13,157	14,433	(1,276)

Cost of goods sold	19,113	19,212	(99)

Gross loss	(5,956)	(4,779)	(1,177)

Operating expenses
Research and development expense	3,108	2,513	595
Selling, general and administrative expense	4,297	4,066	231
Total operating expenses	7,405	6,579	826

Loss from operations	(13,361)	(11,358)	(2,003)

Other (expense) income
Interest expense	(1,341)	(4,396)	3,055
(Loss) on exchange of debt	(4,933)	-
(Loss) on extinguishment of warrant liablity	-	(923)	923
(Loss) from change in fair value of the 2017 Notes	(339)	(1,775)	1,436
(Loss)/Gain from change in fair value of derivative warrant liability	5,519	(5,325)	10,844
(Loss) from change in fair value of 2020 notes embedded derivative	(1,662)	-
(Loss) on issuance of equity	-	(1,519)
Other income	26	206	(180)
Total other expense, net	(2,730)	(13,732)	11,002

Net loss	$(16,091)	$(25,090)	$8,999

Revenues.  Revenue associated with the sale of ethanol, as well as isobutanol and related products for the six months ended June 30, 2017 was $12.3 million, a decrease of $0.6 million from the six months ended June 30, 2016.  This decrease was primarily a result of lower ethanol sales and distiller grain prices. During the six months ended June 30, 2017, we sold 7.3 million gallons of ethanol compared to 7.6 million gallons of ethanol sold in the six months ended June 30, 2016. Hydrocarbon revenue decreased during the six months ended June 30, 2017 primarily as a result of lower shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”).  Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Grant and other revenue was $76,000 during the six months ended June 30, 2017, down $0.4 million as compared to the same period in 2016, primarily as a result of the Company’s contract with the Northwest Advanced Renewables Alliances ending in 2016.

Cost of goods sold. Cost of goods sold was $19.1 million during the six months ended June 30, 2017, compared with $19.2 for the same quarter in 2016. Cost of goods sold in the 2017 period included approximately $16.0 million associated with the production of ethanol, isobutanol and related products and approximately $3.1 million in depreciation expense.

Research and development expense. Research and development expense increased by approximately $0.6 million during the six months ended June 30, 2017, compared with the same quarter in 2016, due primarily to an increase in employee related expenses and costs associated with the South Hampton facility.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $0.2 million during the six months ended June 30, 2017, compared with the same quarter in 2016, due primarily to an increase in employee related expenses.

Interest expense.  Interest expense in the first quarter of 2017 was $1.3 million, which was a decrease of $3.0 million over the same quarter last year, due to a due to a decrease in outstanding debt obligations.

(Loss) on exchange of debt. During the six months ended June 30, 2017, we incurred a $4.9 million loss as a result of a $4.0 million loss on the exchange of the 2017 Notes for the 2020 Notes and a $0.9 million loss resulting from exchanging the 2022 Notes for the Company’s common stock.

(Loss) from change in fair value of the 2017 Notes. During the six months ended June 30, 2017, we incurred a non-cash loss of $0.3 million during the first quarter of 2016 due to the quarterly mark-to-market valuation of the 2017 Notes.

(Loss)/Gain from change in fair value of derivative warrant liability.  During the six months ended June 30, 2017, the estimated fair value of the derivative warrant liability decreased, resulting in a non-cash gain from change in fair value of derivative warrant liability of $5.5 million, primarily associated with the decrease in the price of the Company’s common stock in the quarter.

(Loss) from change in fair value of the 2020 notes embedded derivative. During the six months ended June 30, 2017, the estimated fair value of the 2020 notes embedded derivative liability increased, resulting in a non-cash loss of $1.7 million primarily due to the increase in the price of the Company’s stock from the June 20, 2017 issuance of the 2020 Notes in exchange for the 2017 Notes to June 30, 2017.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the six months ended June 30, 2017 and 2016, we generated revenue from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of ATJ fuel, isooctane and isooctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the three months ended June 30, 2017 and 2016 primarily includes costs directly associated with isobutanol production and ethanol production at the Luverne Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs.  Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

Since our inception in 2005, we have devoted most of our cash resources to manufacturing, research and development, defense of intellectual property and selling, general and administrative activities related to the commercialization of isobutanol, as well as related products from renewable feedstocks.  We have incurred losses since inception and expect to incur losses through at least the remainder of 2017 and likely beyond.  To date, we have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.

The continued operation of our business, including the Luverne Facility Expansion, is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including access to sufficient capital, repayment of our current debt, completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

As of June 30, 2017, we had an accumulated deficit of $392.8 million with cash and cash equivalents totaling $16.3 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(13,384)	$(11,365)
Net cash used in investing activities	$(1,315)	$(4,847)
Net cash provided by financing activities	$3,114	$21,798

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

During the six months ended June 30, 2017, we used $13.4 million in cash from operating activities primarily resulting from a net loss of $16.1 million, offset by a $2.5 million decrease in working capital and $5.2 million in non-cash charges.

Investing Activities

During the six months ended June 30, 2017, we used $1.3 million in cash from investing activities related primarily to capital expenditures at our Luverne Facility.

Financing Activities

During the six months ended June 30, 2017, we accumulated $3.1 million associated with financing activities, primarily from the $11.0 million raised in a public offering in February 2017 coupled with the release of restricted cash deposits held as collateral for the 2017 Notes, partially offset by the pay down of approximately $9.6 million in principal on the 2017 Notes in February 2017 and approximately $0.9 million in costs associated with financing transactions.

2020 Notes

On April 19, 2017, we entered into the Purchase Agreement with the Holder of the 2017 Notes, and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). Pursuant to the Purchase Agreement, we also granted the Holder an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the Exchange. As noted above, on June 20, 2017, we completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes. As of June 30, 2017, the outstanding principal on the 2020 Notes was $16.5 million.

The 2020 Notes will mature on March 15, 2020. The 2020 Notes bear interest at a rate equal to 12% per annum (with 2% potentially payable as PIK Interest (as defined and described below) at our option), payable on March 31, June 30, September 30, and December 31 of each year. Under certain circumstances, we have the option to pay a portion of the interest due on the 2020 Notes by either (a) increasing the principal amount of the 2020 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”).

The 2020 Notes are convertible into shares of our common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes is equal to $0.7359 per share of common stock, or 1.3589 shares of common stock per $1 principal amount of 2020 Notes (the “Conversion Price”). In addition, upon certain equity financing transactions by us, the Holders will have a one-time right to reset the Conversion Price (the “Reset Provision”) (i) in the first ninety (90) days following the Exchange Date, at a 25% premium to the common stock price in the equity financing and (ii) after ninety (90) and to and including one hundred eighty (180) days following the closing of the Exchange, at a 35% premium to the common stock share price in the equity financing. Following an exercise of the Reset Provision, the Holders will also have a right to consent to certain equity financings by the us during the one hundred eighty (180) days following the closing of the Exchange.

See Note 7, Debt, to our consolidated financial statements included herein for further discussion of the 2020 Notes.

2017 Notes

On April 19, 2017, we and our subsidiaries, as guarantors, entered into an Eleventh Supplemental Indenture (the “Eleventh Supplemental Indenture”) with Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and Whitebox, relating to the 2017 Notes. The Eleventh Supplemental Indenture amended the 2017 Notes Indenture to, among other things, (i) extend the maturity date of the 2017 Notes to June 23, 2017, (ii) increase the interest rate on the 2017 Notes from 10.0% to 12.0% per annum, and (iii) required us to pay down approximately $9.6 million in principal outstanding leaving the remaining principal balance of the 2017 Notes at approximately $16.5 million.

While the 2017 Notes were outstanding, we were required to maintain an interest reserve in an amount equal to 10% of the original outstanding principal amount of $26.1 million, to be adjusted on an annual basis. As of December 31, 2016, there was a balance of $2.6 million in the interest reserve account. This amount was classified as restricted deposits.  The $2.6 million has since been released.

See Note 7, Debt, to our consolidated financial statements included herein for further discussion of the 2017 Notes.

2022 Notes

In July 2012, we sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of cash discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013.  As a result of certain conversion and exchanges, the principal balance of the 2022 Notes was $690,000 as of June 30, 2017.

The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. Additionally, on July 1, 2017, each holder had the right to require us to repurchase all of such holder’s 2022 Notes, or any portion thereof that is an integral multiple of $1,000 principal amount, for cash at a repurchase price of 100% of the principal amount of such 2022 Notes plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.  On July 3, 2017, we repurchased the $175,000 principal amount of the 2022 Notes under this repurchase option.  As a result of this repurchase, the principal balance of the 2022 Notes was $515,000 as of July 3, 2017.

The 2022 Notes are convertible at a conversion rate of 0.5856 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes, subject to adjustment in certain circumstances.  This is equivalent to an initial conversion price of approximately $1,707.65 per share of common stock. The Holder may convert the 2022 Notes at any time prior to the close of business on the third business day immediately preceding the maturity date of July 1, 2022.

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

We had a provisional redemption right to redeem, at our option, all or any part of the 2022 Notes at a price payable in cash, beginning on July 1, 2015 and prior to July 1, 2017, provided that our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 150% of the conversion price in effect on such trading day. On or after July 1, 2017, we have an optional redemption right to redeem, at our option, all or any part of the 2022 Notes at a price payable in cash. The price payable in cash for the Optional Redemption or Provisional Redemption is equal to 100% of the principal amount of 2022 Notes redeemed plus any accrued and unpaid interest thereon through, but excluding, the repurchase date.

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

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at June 30, 2017 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$-	$16,492	$-	$690	$17,182
Interest payments on debt (2)	2,030	3,490	104	26	5,650
Operating leases (3)	1,469	1,815	399	-	3,683
Insurance & Maintenance	49	-	-	-	49
Total	$3,548	$21,797	$503	$716	$26,564

(1)	Represents cash principal payments due to the holders of the 2020 Notes and 2022 Notes.
(2)	Represents cash interest payments due to the holders of the 2020 Notes and 2022 Notes.
(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars in Luverne, Minnesota for ethanol and isobutanol shipments.

The table above reflects only payment obligations that are fixed and determinable as of June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the three months ended June 30, 2017.  For a discussion of our market risk associated with commodity prices, equity prices and interest rates, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $16.1 million, $37.2 million, $36.2 million, and $41.1 million during the six months ended June 30, 2017 and the years ended December 31, 2016, 2015, and 2014, respectively. As of June 30, 2017, we had an accumulated deficit of $392.8 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive the majority of our revenue from the sale of isobutanol, ethanol and related products at the Luverne Facility, although over certain periods of time, we may and have operated the Luverne Facility for the sole production of ethanol and related products to maximize cash flows.

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

Our audited financial statements for the year ended December 31, 2016, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm for the year ended December 31, 2016 included a “going concern” emphasis of matter paragraph in its report on our financial statements as of, and for the year ended, December 31, 2016, indicating that the amount of working capital at December 31, 2016 was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2016 financial statements were issued without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern at June 30, 2017. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, sales of our licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, we may be forced to seek bankruptcy protection and our stockholders would likely lose most or all of their investment in us.

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Our indebtedness exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of June 30, 2017, we had $16.5 million of outstanding principal on the 2020 Notes, which were issued to Whitebox in June 2017, and $690,000 of outstanding principal on the 2022 Notes (together with the 2020 Notes, the “Convertible Notes”), which were issued in July 2012. In addition, we and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indentures governing our outstanding Convertible Notes. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described herein could intensify.

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

In particular, the 2020 Notes are secured by liens on substantially all of our assets, including our intellectual property. If we are unable to satisfy our obligations under such instruments, the Holder, Whitebox could foreclose on our assets, including our intellectual property. Any such foreclosure could force us to substantially curtail or cease our operations which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to owning our Securities

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

We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness, including the 2020 Notes. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the Convertible Notes and/or the exercise of some or all of the warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Additionally, under the terms of certain warrants in the event that a warrant is exercised at a time when we do not have an effective registration statement covering the underlying shares of common stock on file with the SEC, such warrant may be net exercised, which will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.

As of June 30, 2017, we had $690,000 in outstanding 2022 Notes, which were convertible into 404 shares of common stock at the conversion rate in effect on such date. The anticipated conversion of the $690,000 in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have recently entered into several private exchange agreements with holders of the 2022 Notes to exchange their debt for shares of our common stock, in order to reduce the principal balance of the 2022 Notes. If we issue additional shares of our common stock in such debt-for-equity exchanges, this may cause significant additional dilution to our existing stockholders.

As of June 30, 2017, we had $16.5 million in outstanding 2020 Notes, which were convertible into 404 shares  of our common stock at the conversion rate in effect on such date. The 29.7 million shares includes 7.3 million shares of common stock that may be issuable from time to time in the event that the Company elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. We may also pay a portion of the interest due on the 2020 Notes in the form of PIK Interest. The anticipated conversion of the outstanding 2020 Notes and any payment of PIK Interest in shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2020 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

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

Furthermore, it would be a fundamental change under the indentures governing the Convertible Notes if our common stock is not listed on a national securities exchange. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% of principal plus accrued and unpaid interest to, but not including, the repurchase date. We would also be required to pay the holders of the 2020 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes, to, but not including, the maturity date of such notes.

On June 21, 2017, we received a letter from the Staff of NASDAQ providing notification that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing under NASDAQ Listing Rule 5550(a)(2).  If we do not regain compliance with the minimum bid price requirement by December 18, 2017, we may be eligible for an additional 180 calendar day compliance period, subject to certain conditions. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with the other listing standards for The NASDAQ Capital Market.

Previously, we have failed to maintain a minimum bid price of $1 per share as required by NASDAQ listing requirements.  As a result, we asked our stockholders to approve reverse stock splits in 2015 and 2016 in order to increase our stock price above $1 per share to regain compliance with NASDAQ listing requirements.  Stockholders approved the reverse stock splits in 2015 and 2016 which allowed us to comply with the minimum bid price of $1 per share NASDAQ listing requirement.  As of June 30, 2017, the closing price of our common stock was $0.69 per share. The inability to comply with all applicable listing requirements or standards of The NASDAQ Capital Market and NASDAQ could result in the delisting of our common which could have a material adverse effect on our financial condition and which could cause the value of our common stock to decline.

The indebtedness under our 2020 Notes are secured by substantially all of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations.

Indebtedness under our 2020 Notes is secured by a first lien, on substantially all of our assets. Accordingly, if an event of default were to occur under our credit facilities, holders of our 2020 Notes would have a priority right to our assets, to the exclusion of our general creditors, in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them, resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for distribution to holders of our equity securities

The terms of the agreements governing our indebtedness, including our the 2020 Notes and the indentures governing the Convertible Notes, may restrict our ability to engage in certain transactions.

The terms of the agreements governing our indebtedness, including the 2020 Notes and the indentures governing the Convertible Notes, may prohibit us from engaging in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness, acquiring or merging with other entities, or making dividends and other restricted payments unless we receive the prior approval of the requisite lenders or the requisite holders of the Convertible Notes. If we are unable to obtain such approval, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to repay such indebtedness in full.

The indentures governing the Convertible Notes may prohibit us from engaging in certain mergers or acquisitions and if a fundamental change of the Company occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes and, in certain circumstances, to pay the holders of Convertible Notes a make-whole payment equal to the aggregate amount of interest that would have been payable on such Convertible Notes from the repurchase date through the maturity date of such Convertible Notes. With respect to the 2022 Notes, if a fundamental change occurs prior to the maturity date of the 2022 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2022 Notes in connection with such fundamental change. With respect to the 2020 Notes, the Company has the right to increase the conversion rate of the 2020 Notes by any amount for a period of at least 20 business days if the Company’s Board of Directors determines that such increase would be in the Company’s best interest. In addition, if a fundamental transaction occurs, some holders of warrants will have the right, at their option, to require us to repurchase the unexercised portion of such warrants for an amount in cash equal to the value of the warrants, as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

The conversion or exercise prices, as applicable, of the Convertible Notes and warrants can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The conversion price of the 2022 Notes can fluctuate in certain circumstances, including in the event that we undertake certain stock dividends, splits, combinations or distributions, or if there is a fundamental change prior to the maturity date of the 2022 Notes. In such instances, the conversion price of the 2022 Notes can fluctuate materially lower than the current conversion price of $1,707.65 per share. The conversion price of the 2020 Notes can fluctuate in certain circumstances, including in the event that there is a dividend or distribution paid on shares of our common stock or a subdivision, combination or reclassification of our common stock. In such instances, the conversion price of the 2020 Notes can fluctuate materially lower than the current conversion price of $0.7359 per share.

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

If a fundamental change (as defined in the indentures governing the Convertible Notes) occurs, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. In such circumstance we would be required to offer to repurchase the Convertible Notes at 100% of principal plus accrued and unpaid interest to, but not including, the repurchase date. We would also be required to pay the holders of the 2020 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes to, but not including, the maturity date of such notes. If we elect to redeem the Convertible Notes prior to their maturity, the redemption price of any Convertible Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the Convertible Notes, to repurchase or redeem the Convertible Notes or to pay any cash amounts that may become due upon conversion of the Convertible Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the Convertible Notes, even if such action would be in our best interests, may result in a default under the agreements governing our indebtedness unless we are able to obtain the applicable lender’s consent prior to the taking of such action.

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

We may not be permitted by the agreements governing our indebtedness, including the 2020 Notes, to repurchase our warrants, and we may not have the ability to do so.

Under certain circumstances, if a “fundamental transaction” or “extraordinary transaction” (as such terms are defined in our various warrants) occurs, holders of our warrants may require us to repurchase, for cash, the remaining unexercised portion of such warrants for an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. Our ability to repurchase the warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase the warrants. In addition, any such repurchase of the warrants may result in a default under the agreements governing our indebtedness, including the 2020 Notes, unless we are able to obtain such lender’s consent prior to the taking of such action. If we were unable to obtain such consent, compliance with the terms of the warrants would trigger an event of default under such agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Plain English Warrant Agreement No. 0647-W-01, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.11
4.6	Plain English Warrant Agreement No. 0647-W-02, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.12
4.7	Plain English Warrant Agreement, No. 0647-W- 03, dated October 20, 2011, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	October 26, 2011	10.7
4.8	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W-02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W-03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.11	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.12	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.13	Indenture, dated July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.14	First Supplemental Indenture, dated July 5, 2012, to the Indenture dated July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.15†	Indenture, dated June 6, 2014, by and among Gevo, Inc., the guarantors party thereto and Wilmington Savings Fund Society, FSB (for 10% Convertible Senior Secured Notes due 2017).	8-K	001-35073	June 12, 2014	4.1
4.16	First Supplemental Indenture, dated July 31, 2014, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	August 1, 2014	4.1
4.17	Second Supplemental Indenture and First Amendment to Pledge and Security Agreement, dated January 28, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	January 30, 2015	4.1
4.18	Third Supplemental Indenture, dated May 13, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35073	May 15, 2015	4.1
4.19	Fourth Supplemental Indenture, dated June 1, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	August 7, 2015	4.26
4.20	Fifth Supplemental Indenture, dated August 22, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	10-Q	001-35073	November 5, 2015	4.27
4.21	Seventh Supplemental Indenture, dated December 7, 2015, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	December 9, 2015	4.1
4.22	Eighth Supplemental Indenture, dated March 28, 2016, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	March 29, 2016	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.23	Ninth Supplemental Indenture, dated September 7, 2016, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	September 9, 2016	4.1
4.24	Tenth Supplemental Indenture, dated February 13, 2017, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite Holder.	8-K	001-35037	February 16, 2017	4.1
4.25	Eleventh Supplemental Indenture, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and WB Gevo, Ltd., as Requisite and Sole Holder.	8-K	001-35037	April 20, 2017	4.2
4.26	Exchange and Purchase Agreeement, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35037	April 20, 2017	4.1
4.27	Indenture, dated June 20, 2017, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.	8-K	001-35037	June 20, 2017	4.1
4.28	Registration Rights Agreement, dated June 20, 2017, by and among Gevo, Inc. and the investors named therein.	8-K	001-35037	June 20, 2017	4.2
4.29	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.30	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.31	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.32	Form of Series D Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1
4.33	Form of Amendment No. 1 to Series D Warrant	8-K	001-35037	June 13, 2016	4.1
4.34	Form of Series F Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.1
4.35	Form of Series I Warrant to Purchase Common Stock	8-K	001-35037	September 15, 2016	4.1
4.36	Form of Series K Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.1
4.37	Form of Pre-Funded Series L Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.2
4.38	Form of Series M Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.3
10.1†	Supply Agreement, effective May 15, 2017, by and between Gevo, Inc. and HCS Holding GmbH	8-K	001-35037	May 4, 2017	10.1
31.1	Section 302 Certification of the Chief Executive Officer.					X
31.2	Section 302 Certification of the Chief Financial Officer.					X

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.**					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc. (REGISTRANT)

By:	/s/ MICHAEL J. WILLIS
Michael J. Willis Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  August 3, 2017