Form 10-Q
period 2017-09-30
Gevo, Inc.
filed 2017-11-06
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, 21,810,552 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	(unaudited)
	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,764	$27,888
Accounts receivable	1,243	1,122
Inventories	4,331	3,458
Prepaid expenses and other current assets	828	850
Total current assets	21,166	33,318

Property, plant and equipment, net	71,917	75,592
Restricted deposits	-	2,611
Deposits and other assets	803	803
Total assets	$93,886	$112,324

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	5,129	6,193
2017 Notes recorded at fair value	-	25,769
2020 Notes embedded derivative liability	6,453	-
Derivative warrant liability	2,139	2,698
Total current liabilities	13,721	34,660

2020 Notes, net	13,108	-
2022 Notes, net	515	8,221
Other long-term liabilities	142	179
Total liabilities	27,486	43,060

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common Stock, $0.01 par value per share; 250,000,000 authorized, 19,868,254 and 7,074,246 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	199	71
Additional paid-in capital	463,165	445,913
Accumulated deficit	(396,964)	(376,720)
Total stockholders' equity	66,400	69,264
Total liabilities and stockholders' equity	$93,886	$112,324

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue and cost of goods sold
Ethanol sales and related products, net	$7,376	$6,363	$19,709	$19,288
Hydrocarbon revenue	235	451	984	1,462
Grant and other revenue	88	130	163	627
Total revenues	7,699	6,944	20,856	21,377

Cost of goods sold	9,709	9,650	28,822	28,862

Gross loss	(2,010)	(2,706)	(7,966)	(7,485)

Operating expenses
Research and development expense	1,210	1,156	4,318	3,670
Selling, general and administrative expense	1,893	2,273	6,190	6,337
Total operating expenses	3,103	3,429	10,508	10,007

Loss from operations	(5,113)	(6,135)	(18,474)	(17,492)

Other (expense) income
Interest expense	(811)	(2,100)	(2,152)	(6,497)
(Loss) on exchange of debt	-	(920)	(4,933)	(920)
(Loss)/Gain on extinguishment of warrant liability	-	5	-	(918)
(Loss) from change in fair value of the 2017 Notes	-	(1,854)	(339)	(3,629)
(Loss)/Gain from change in fair value of derivative warrant liability	(413)	1,154	5,106	(4,171)
Gain from change in fair value of 2020 notes embedded derivative	2,184	-	522	-
(Loss) on issuance of equity	-	-	-	(1,519)
Other income / (expense)	-	1	26	207
Total other expense, net	960	(3,714)	(1,770)	(17,447)

Net loss	$(4,153)	$(9,849)	$(20,244)	$(34,939)

Net loss per share - basic and diluted	$(0.25)	$(2.04)	$(1.40)	$(12.41)
Weighted-average number of common shares outstanding - basic and diluted	16,508,158	4,837,698	14,506,448	2,814,266

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(20,244)	$(34,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(Gain) from change in fair value of derivative warrant liability	(5,497)	4,171
(Gain) from change in fair value of 2020 embedded derivative	(522)	-
Loss from the change in fair value of the 2017 notes	339	3,629
Loss on exchange of debt	4,933	920
Loss/(Gain) on extinguishment of warrant liability	392	918
Loss on issuance of equity	-	1,519
Stock-based compensation	323	812
Depreciation and amortization	4,994	5,038
Non-cash interest expense	579	3,339
Changes in operating assets and liabilities:
Accounts receivable	(121)	312
Inventories	(873)	284
Prepaid expenses and other current assets	22	(113)
Accounts payable, accrued expenses, and long-term liabilities	(766)	(2,095)
Net cash used in operating activities	(16,441)	(16,205)

Investing Activities
Acquisitions of property, plant and equipment	(1,682)	(5,520)
Net cash used in investing activities	(1,682)	(5,520)

Financing Activities
Payments on secured debt	(9,791)	(504)
Debt and equity offering costs	(1,071)	(3,295)
Proceeds from issuance of common stock and common stock warrants	11,044	28,661
Proceeds from the exercise of warrants	2,206	10,895
Release of restricted cash held as collateral on 2017 Notes	2,611	-
Net cash provided by financing activities	4,999	35,757

Net (decrease)/increase in cash and cash equivalents	(13,124)	14,032

Cash and cash equivalents
Beginning of period	27,888	17,031
End of period	$14,764	$31,063

See notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing	Nine Months Ended September 30,
and financing transactions	2017	2016
Cash paid for interest, net of interest capitalized	$2,142	$3,102
Non-cash purchase of property, plant and equipment	$150	$140
Exchange of convertible debt into common stock	$8,653	$11,400
Accrued debt issue costs	$29	$-
Discount due to exchange of 2017 Notes for 2020 Notes	$3,009	$-
Fair value of 2020 Notes embedded derivative upon exchange	$6,975	$-
Fair value of warrants at issuance and upon exercise, net	$4,546	$13,408

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

In 2013, the Company modified the Luverne Facility in order to (i) significantly reduce previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Luverne Facility, and (iii) confirm GIFT ® efficacy at commercial scale at the Luverne Facility.

In 2014, the Company further reconfigured the Luverne Facility to enable the co-production of both isobutanol and ethanol, leveraging the flexibility of its GIFT ® technology, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the Luverne Facility should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of potentially superior ethanol contribution margins. As a result, during certain periods the Company may only produce ethanol at the Luverne Facility. In addition, the condition of two of the Luverne Facility’s oldest fermentation vessels may limit the Company’s ability to co-produce isobutanol and ethanol. Therefore, the Company expects to focus on the production of ethonal and produce limited volumes of isobutanol until one or both of these fermentation vessels have been repaired or replaced.

As of September 30, 2017, the Company continues to engage in research and development, business development, business and financial planning, optimizing operations for isobutanol, hydrocarbon and ethanol production and raise capital to fund future expansion of its Luverne Facility for increased isobutanol and hydrocarbon production. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, (ii) obtaining adequate financing to complete its development activities, (iii) obtaining adequate financing to build out further isobutanol and hydrocarbon production capacity, (iv) gaining market acceptance and demand for its products and services, and (v) attracting and retaining qualified personnel.

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

Financial Condition. For the nine months ended September 30, 2017 and 2016, the Company incurred a consolidated net loss of $20.2 million and $34.9 million, respectively, and had an accumulated deficit of $397.0 million at September 30, 2017. The Company’s cash and cash equivalents at September 30, 2017 totaled $14.8 million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of strategic alternatives and new financings; and (vi) debt service  and repayment obligations.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2017 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company’s current and historical revenues have consisted of the following:  (a) ethanol sales and related products revenue, net; (b) Hydrocarbon revenue; and (c) grant and other revenue, which primarily has historically consisted of revenues from governmental and cooperative research grants. The following provides the Company’s initial assessment on how this standard will impact the aforementioned sources of revenue. However, given the complexity of this new standard and the Company is still in the process of further evaluation, the information below is subject to change and a different conclusion may be reached in the fourth quarter of 2017.

Ethanol sales and related products revenues. Ethanol sales and related products revenues are sold to customers on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. The Company has and continues to sell close to 100 percent of its ethanol production to a single customer, representing 77.1% and 70.0% of total revenues for the nine-months ended September 30, 2017 and 2016, respectively. The Company completed its review of this customer and consistent with prior assessments, does not expect there to be any impact on how the Company has and will continue to account for sales of ethanol to this customer. The Company continues to evaluate other ethanol related product sale revenue streams, such as distiller’s grains and other ethanol related revenues to determine, what, if any, impact the new revenue recognition standard will have on the Company’s historical and future financial statements. However, the Company currently anticipates that there will be no material impact.

Hydrocarbon revenue. Hydrocarbon revenues include sales of alcohol-to-jet fuel (“ATJ”), isooctene and isooctane and is sold mostly on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company provide post-sale support or promises to deliver future goods or services. The Company’s tentative assessment is that there will be no material impact, if any, to how the Company has historically recognized revenues prior to the upcoming adoption of ASU 2014-09.

Grant and other revenues. Grant and other revenues primarily has historically consisted of governmental and cooperative research grants, of which the Northwest Advanced Renewables Alliance (“NARA”) grant, funded by the United States Department of Agriculture (“USDA”), comprised the majority of those revenues since 2014. After initial review of this arrangement, the Company is preliminarily assessing that this grant does not qualify as a contract pursuant to Topic 606 “Revenues from Contracts with Customers”, which was established with the issuance of ASU 2014-09 due to the lack of any transfer of goods or services to the USDA. This could potentially alter the timing of revenue recognition compared to historical patterns, as revenue is generally deferred until consideration received is non-refundable when it is determined that an arrangement does not qualify as a contract. However, any impact is not expected to materially impact our financial statements.

Leases (“ASU 2016-02”). In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Topic 842 Leases. ASU-2016-02 requires leases to be reported on the financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Future minimum lease obligations for leases accounted for as operating leases at September 30, 2017 totaled $3.3 million. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Provisions (“ASU 2017-11”). In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Derivatives and Hedging (Topic 815) Accounting for Certain Financial Instruments with Down Round Provisions which simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. Currently, the existence of such features require classification outside of equity and recognition of changes in the fair value of the instrument in earnings each reporting period. This standard eliminates the need to remeasure the instruments at fair value and allows classification within equity. This standard will not materially impact the Company’s accounting, as current liability classified financial instruments and embedded derivatives that require separation from the host instrument have features other than down-round provisions that require current accounting and classification.

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

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to Gevo common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the nine months ended September 30, 2017 and 2016 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	September 30,
	2017	2016
Warrants to purchase common stock - liability classified (see Note 5)	9,952,373	1,467,882
Warrant to purchase common stock - equity classified	1,393	1,393
2017 Notes	-	75,192
2020 Notes	29,316,649	-
2022 Notes	301	6,442
Outstanding options to purchase common stock	76,915	35,756
Unvested restricted common stock	4,276	10,926
Total	39,351,907	1,597,591

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	September 30,	December 31,
	2017	2016
Raw materials
Corn	$78	$108
Enzymes and other inputs	278	309
Nutrients	5	10
Finished goods
Ethanol	227	72
Isobutanol	1,214	755
Jet Fuels, Isooctane and Isooctene	535	519
Distiller's grains	52	-
Work in process - Agri-Energy	233	274
Work in process - Gevo	246	62
Spare parts	1,463	1,349
Total inventories	$4,331	$3,458

Work in process inventory includes unfinished jet fuel, isooctane, isooctene and isobutanol inventory. During 2016, the Company chose to classify isobutanol as a component of finished goods due to the increased production of isobutanol at our Luverne Facility and the positive market development and customer demand for isobutanol being sold directly into the market as a gasoline blendstock.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful	September 30	December 31,
	Life	2017	2016
Construction in progress		$820	$293
Plant machinery and equipment	10 years	16,011	15,397
Site improvements	10 years	7,051	7,050
Luverne retrofit asset	20 years	70,842	70,791
Lab equipment, furniture and fixtures and vehicles	5 years	6,513	6,431
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,626	1,594
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,537	2,526
Total property, plant and equipment		111,540	110,222
Less accumulated depreciation and amortization		(39,623)	(34,630)
Property, plant and equipment, net		$71,917	$75,592

Included in cost of goods sold is depreciation of $4.6 million and $4.5 million during the nine months ended September 30, 2017 and 2016, respectively.

Included in operating expenses is depreciation of $0.4 million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively.

5. Embedded Derivatives and Derivative Warrant Liabilities

2020 Notes Embedded Derivative

In June 2017, the Company issued its 12% convertible senior secured notes due 2020 (the “2020 Notes”) in exchange for its 12.0% convertible senior secured notes due 2017 (the “2017 Notes”).  The 2020 Notes contain the following embedded derivatives: (i) a Make-Whole Payment (as defined in the indenture governing the 2020 Notes (the “2020 Notes Indenture”)) upon either conversion or redemption; (ii) right to redeem the outstanding principal upon a Fundamental Change (as defined in the 2020 Notes Indenture); (iii) issuer rights to convert into a limited number of shares in any given three-month period commencing nine -months from the issuance date and dependent on the stock price exceeding 150% of the then in-effect conversion price over a ten-business day period; and (iv) holder rights to convert into either shares of the Company’s common stock or pre-funded warrants upon the election of the holders of the 2020 Notes.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

As of September 30, 2017 the estimated fair value of the embedded derivatives was $6.5 million.  Any change in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as $2.2 million and $0.5 million from the change in fair value of embedded derivatives in the consolidated statements of operations for the three and nine months ended September 30, 2017, respectively. The Company recorded the estimated fair value of the embedded derivative with the 2020 Notes, net in the consolidated balance sheets.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	September 30,	June 20,
	2017	2017 (*)
Stock price	$0.62	$0.62
Conversion Rate per $1,000	1,358.90	1,358.90
Conversion Price	$0.7359	$0.7359
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	1.53%	1.45%
Estimated stock volatility	80.0%	80.0%
Estimated credit spread	28.5%	26.0%

 * - The June 20, 2017 inputs represent the initial valuation of the 2020 Notes Embedded Derivative instrument that arose due to the exchange of the 2017 Notes for the 2020 Notes.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

As of September 30, 2017 and December 31, 2016, the estimated fair value of the embedded derivatives was zero.  Any decline in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as gain from change in fair value of embedded derivatives in the consolidated statements of operations. The Company recorded the estimated fair value of the embedded derivative with the 2022 notes, net in the consolidated balance sheets.

Derivative Warrant Liability

The following warrants were sold by the Company (all share totals have been adjusted to reflect reverse stock-splits, if applicable):

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

•

   In April 2016, the Company sold Series F warrants to purchase 514,644 shares of the Company’s common stock (the “Series F Warrants”) and Series H warrants to purchase 1,029,286 shares of the Company’s common stock (the “Series H Warrants”), and pre-funded Series G warrants (the “Series G Warrants”) to purchase 328,571 shares of the Company’s common stock, pursuant to an underwritten public offering.

•

In September 2016, the Company sold Series I warrants to purchase 712,503 shares of the Company’s common stock (the “Series I Warrant”) and  pre-funded Series J warrants (“Series J Warrants”) to purchase 185,000 shares of the Company’s common stock, pursuant to an underwritten public offering.

•

In February 2017, the Company sold Series K warrants to purchase 6,250,000 shares of the Company’s common stock (the “Series K Warrants”) and Series M warrants to purchase 6,250,000 shares of the Company’s common stock (the “Series M Warrants”), and pre-funded Series L warrants (the “Series L Warrants”) to purchase 570,000 shares of the Company’s common stock, pursuant to an underwritten public offering.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of September 30, 2017:

	Issuance Date		Expiration Date	Exercise Price as of September 30, 2017		Shares Underlying Warrants on Issuance Date		Shares Issued upon Warrant Exercises as of September 30, 2017	Shares Underlying Warrants Outstanding as of September 30, 2017
2013 Warrants	12/16/2013		12/16/2018	$9.03		71,013		15,239	55,774
2014 Warrants	8/5/2014		8/5/2019	$6.88		50,000		30,538	19,462
Series A Warrants	2/3/2015		2/3/2020	$0.68		110,833		99,416	11,417
Series B Warrants	2/3/2015		8/3/2015	-	(1)	110,833		96,795	-
Series C Warrants	5/19/2015		5/19/2020	$5.55		21,500		-	21,500
Series D Warrants	12/11/2015		12/11/2020	$2.00		502,500		501,570	930
Series E Warrants	12/11/2015		12/11/2016	-	(1)	400,000		400,000	-
Series F Warrants	4/1/2016		4/1/2021	$2.00		514,644		233,857	280,787
Series G Warrants	4/1/2016		4/1/2017	-	(1)	328,571		328,571	-
Series H Warrants	4/1/2016		10/1/2016	-	(1)	1,029,286		900,436	-
Series I Warrants	9/13/2016		9/13/2021	$11.00		712,503		-	712,503
Series J Warrants	9/13/2016		9/13/2017	-	(1)	185,000		185,000	-
Series K Warrants	2/17/2017		2/17/2022	$0.60		6,250,000		150,000	6,100,000
Series L Warrants	2/17/2017		2/17/2018	-	(1)	570,000		570,000	-
Series M(A) Warrants	2/17/2017		11/17/2017	$2.35		2,305,000		-	2,305,000
Series M(B) Warrants	2/17/2017	(2)	11/17/2017	$0.60		3,945,000	(2)	3,500,000	445,000
						17,106,683		7,011,422	9,952,373

(1)	Warrants have either been fully exercised and/or expired as of September 30, 2017.
(2)	In September 2017, 3,945,000 Series M warrants were repriced to $0.60. Of those warrants that were repriced, 3,500,000 were exercised in the third quarter of 2017, providing proceeds of $2.1 million.

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

Based on these terms, the Company has determined that the 2013 Warrants, the 2014 Warrants, the Series A Warrants, the Series C Warrants, the Series D Warrants, the Series F Warrants, the Series I Warrants, the Series K Warrants, and the Series M Warrants (together, the “Warrants”) qualify as derivatives and, as such, are presented as derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $2.1 million and $2.7 million as of September 30, 2017 and December 31, 2016, respectively. The decrease in the derivative warrant liability is the result of the decline in the Company’s stock price.

During the nine months ended September 30, 2017, the Company issued 150,000 shares of common stock as a result of the exercise of Series K Warrants, 570,000 shares of common stock as a result of the exercise of Series L Warrants and 3,500,000 shares of common stock as a result of the exercise of Series M Warrants, resulting in a total proceeds of approximately $2.2 million.

In addition, in September 2017, as permitted by Section 2(a) of the Series M Warrants agreement the Board of Directors of the Company approved a voluntarily reduction of the exercise price of the Series M Warrants exercisable into 3,945,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.60 per share of common stock, for the remaining term of these warrants. Except for the reduction in exercise price, the terms of these Series M Warrants remained unchanged. In September 2017, the Company issued 3,500,000 shares of common stock as a result of the exercise of these Series M Warrants. As of September 30, 2017, 445,000 Series M Warrants for which the exercise price had been adjusted to $0.60 remained outstanding. In October 2017, the remaining 445,000 Series M Warrants for which the exercise price had been adjusted to $0.60 were exercised, and the Company issued 445,000 shares of common stock as a result of these exercises.

   In October 2017, the Board of Directors of the Company approved voluntarily reductions of the exercise price of additional Series M Warrants exercisable into 1,185,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.65 per share of common stock, and Series M Warrants exercisable into 300,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.60 per share of common stock.  Except for the reduction in exercise price, the terms of these Series M Warrants remained unchanged.

In October 2017, the Company issued 1,930,000 shares of common stock as a result of the exercise of Series M Warrants, for which the price had been reset, and the Company received proceeds of approximately $1.2 million from these exercises. As a result, as of October 31, 2017, all of the Series M Warrants for which the exercise price had been adjusted were fully exercised.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

As of September 30, 2017, all of the Series H Warrants and Series D Warrants for which the exercise price had been adjusted were fully exercised.

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	September 30	December 31,
	2017	2016
Accounts payable - trade	$1,559	$2,611
Accrued legal-related fees	108	626
Accrued employee compensation	1,468	1,385
Accrued interest	437	359
Accrued taxes payable	231	136
Accrued production fees	405	89
Short-term capital lease	-	147
Other accrued liabilities *	921	840
Total accounts payable and accrued liabilities	$5,129	$6,193

*	Other accrued liabilities consist of audit fees and a variety of other expenses, none of which individually represent greater than five percent of total current liabilities.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

7. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2020 Notes	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative
Balance - December 31, 2016	$-	$-	$-	$-	$-	$-
Issuance of 2020 Notes and related discounts and issue costs	$16,492	$(3,009)	$(792)	$12,691	$6,975	$19,666
Amortization of debt discount	-	265	-	265	-	265
Amortization of debt issue costs	-	-	70	70	-	70
Paid-in-kind interest	82	-	-	82	-	82
Change in fair value of 2020 Notes embedded derivative	-	-	-	-	(522)	(522)
Balance - September 30, 2017	$16,574	$(2,744)	$(722)	$13,108	$6,453	$19,561

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD (the “Holder”) the holder of the 2017 Notes, which were issued under that certain Indenture dated as of June 6, 2014, by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee (as supplemented, the “2017 Notes Indenture”), and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by the Company’s stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). Pursuant to the Purchase Agreement, the Company also granted the Holder an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the Exchange. The right to purchase Option Notes have expired as of September 30, 2017. On June 20, 2017, the Company completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes.  The Company recognized an approximately $4.0 million loss which has been recorded as loss on exchange or conversion of debt within the consolidated statements of operations.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

In June 2014, the Lenders exchanged all $25.9 million of outstanding principal amount of Term Loan for 2017 Notes, together with accrued paid-in-kind interest of $0.2 million. The terms of the 2017 Notes were set forth in an indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the “2017 Notes Indenture”).

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

While the 2017 Notes were outstanding, the Company was required to maintain an interest reserve in an amount equal to 10% of the original outstanding principal amount of $26.1 million, to be adjusted on an annual basis. As of December 31, 2016, there was a balance of $2.6 million in the interest reserve account. This amount was classified as restricted deposits until the second quarter of 2017.

As described above, on June 20, 2017, the Company and the Holder exchanged all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes. As a result, at September 30, 2017, the outstanding principal amount of the 2017 Notes was zero.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company elected the fair value option for accounting of the 2017 Notes in order for management to mitigate income statement volatility caused by measurement basis differences between the embedded instruments or to eliminate complexities of applying certain accounting models. Accordingly, the principal amount of 2017 Notes outstanding at December 31, 2016 of $26.1 million was recorded at its estimated fair value of $25.8 million, and is included in the 2017 Notes recorded at fair value on the consolidated balance sheets at December 31, 2016. Debt issuance costs of $1.5 million were expensed at issuance and a gain of $4.2 million has been recognized in subsequent periods in connection with the election of the fair value option.  Change in the estimated fair value of the 2017 Notes represents an unrealized gain included in gain (loss) from change in fair value of 2017 Notes in the consolidated statements of operations. The fair value of the 2017 Notes at the issuance date were equal to the net proceeds from the loan.  During the nine months ended September 30, 2017 and 2016, the Company incurred cash interest expense of $1.0 and $3.2 million, respectively related to the 2017 Notes.

The following table sets forth the inputs to the lattice model that were used to value the 2017 Notes for which the fair value option was elected.  As a result of the June 20, 2017 exchange of the 2017 Notes for the 2020 Notes, there is no longer any value attributed to the 2017 Notes at September 30, 2017.

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

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the 2017 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread. The change in the estimated fair value of the 2017 Notes during the nine months ended September 30, 2017, represents an unrealized loss which has been recorded as a loss from change in fair value of 2017 Notes in the consolidated statements of operations.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2022 Notes	Debt Discount	Debt Issue Costs	Total
Balance - December 31, 2016	$9,575	$(1,307)	$(47)	$8,221
Amortization of debt discount	-	149		149
Amortization of debt issue costs	-	-	$6	6
Exchange of 2022 Notes	(9,060)	-	$-	(9,060)
Write-off of debt discount and debt issue costs associated with extinguishment of debt		1,158	$41	1,199
Balance - September 30, 2017	$515	$-	$-	$515

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the nine-months ended September 30, 2017 and 2016, the Company recorded $0.2 million and $3.3 million, respectively, of expense related to the amortization of debt discounts and issue costs, $1.2 million and 2.5 million, respectively, of expense related to the exchange of debt; and $0.03 million and $1.0 million, respectively, of interest expense related to the 2022 Notes. The amortization of debt issue costs, debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

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

If a holder elects to convert its 2022 Notes prior to July 1, 2017, such holder shall be entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment is equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder has elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company may pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. If the Company elects to pay in common stock, the stock will be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. Prior to 2016, the Company converted $20.1 million in outstanding 2022 Notes in return for 28,978 shares of the Company’s common stock, of which, 7,331 represented amounts owed under the Coupon Make-Whole Payment. Additionally, the Company issued 55,392 shares in exchange for the redemption of $2.5 million of the 2022 Notes.

In the second half of 2016, the Company issued 951,801 shares in exchange for the redemption of $12.8 million in outstanding 2022 Notes. In the first half of 2017, the Company issued 2,982,053 shares in exchange for $8.9 million in outstanding 2022 Notes, resulting in approximately $1.0 million loss on exchange of debt.

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

If there is an Event of Default (as defined in the 2022 Notes Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of the outstanding notes by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the outstanding 2022 Notes and accrued and unpaid interest thereon to be due and payable immediately.  There have been no Events of Default as of September 30, 2017.

8. Gevo Development

The Company made capital contributions to Gevo Development of $7.2 million and $12.3 million, respectively, during the nine months ended September 30, 2017 and the year ended December 31, 2016.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to the Company’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gevo Development Net Loss	$(2,552)	$(3,419)	$(9,730)	$(9,939)

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly-owned subsidiary which is then consolidated into Gevo.

9. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and employee stock purchase plan awards
Research and development	$9	$15	$28	$56
Selling, general and administrative	30	94	91	294

Restricted stock awards
Research and development	-	20	12	101
Selling, general and administrative	-	26	17	122

Restricted stock units
Research and development	18	13	53	27
Selling, general and administrative	41	102	122	212
Total stock-based compensation	$98	$270	$323	$812

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

Leases. During the year ended December 31, 2012, the Company entered into a six-year software license agreement. The Company concluded that the software license agreement qualified as a capital lease. Accordingly, at September 30, 2017 and December 31, 2016, the Company had capital lease liabilities of $0 million and $0.1 million, respectively, included in accounts payable and accrued liabilities and other long-term liabilities on its consolidated balance sheets.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months.  The Company has an operating lease for the rail cars used by Agri-Energy in Luverne, Minnesota.

Rent expense for the three and nine months ended September 30, 2017 and September 30, 2016 was $0.4 million and $1.2 million, respectively.

The table below shows the future minimum payments under non-cancelable operating leases and at September 30, 2017 (in thousands):

Operating Leases
2017 (remaining)	367
2018	1,421
2019	907
2020	394
2021	201
Total	$3,290

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2017 and December 31, 2016, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2017 or December 31, 2016.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at September 30, 2017 and December 31, 2016, respectively (in thousands).

		Fair Value Measurements at September 30, 2017 (In thousands)
	Fair Value at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$2,139	$-	$-	$2,139
2020 Embedded Derivative Liability	6,453	-	-	6,453
Total Recurring Fair Value Measurements	$8,592	$-	$-	$8,592

Nonrecurring
Corn and finished goods inventory	2,042	78	1,964	$-
Total Non-Recurring Fair Value Measurements	$2,042	$78	$1,964	$-

		Fair Value Measurements at December 31, 2016 (In thousands)
	Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$2,698	$-	$1,884	$814
2017 Notes	25,769	-	-	25,769
Total Recurring Fair Value Measurements	$28,467	$-	$1,884	$26,583

Nonrecurring
Corn and finished goods inventory	$1,327	$108	$1,219	$-
Total Non-Recurring Fair Value Measurements	$1,327	$108	$1,219	$-

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table provides changes to those fair value measurements using Level 3 inputs for the nine months ended September 30, 2017.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
	Derivative Warrant Liability	2017 Notes	2020 Notes Embedded Derivative
Opening Balance	$814	$25,769	$-
Transfers into Level 3	1,884	-	-
Transfers out of Level 3	-	-	-
Total (gains) or losses for the period
Included in earnings	(5,106)	339	(522)
Included in other comprehensive income	-	-	-
Purchases, issues, sales and settlements
Purchases	-	-	-
Issues	5,670	-	6,975
Sales	-	-	-
Settlements	(1,123)	(26,108)	-
Closing balance	$2,139	$-	$6,453

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2017 Notes.  The Company had estimated the fair value of the 2017 Notes to be $25.8 million at December 31, 2016, utilizing a binomial lattice model. The Company derecognized the liability when it exchanged the 2017 Notes for the 2020 Notes on June 20, 2017. See Note 7, Debt, for fair value inputs used to estimate the fair value of the 2017 Notes and for additional disclosures on the 2017 Notes exchange.

2020 Notes.  The Company has estimated the fair value of the 2020 Notes to be $13.5 million at June 20, 2017, the date the Company exchanged the 2017 Notes for the 2020 Notes, utilizing a binomial lattice model. The Company has elected to account for the 2020 Notes using the amortized cost method and reported at $13.1 million, net of debt discount and issuance costs at September 30, 2017.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $6.5 million at September 30, 2017 based upon Level 3 inputs. See Note 5, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the 2020 Notes with and without the embedded derivative and the fair value of the embedded derivative.

2022 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0 million at September 30, 2017 and December 31, 2016, respectively, based upon Level 3 inputs. See Note 5, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. Prior to 2017, the Company estimated the fair value of the Series A, Series F and Series K warrants using a Monte-Carlo model (Level 3). For all other warrants the Company valued these using a standard Black-Scholes model (Level 2). However, beginning in the first quarter 2017, the Company valued the Series F and K using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3). During the third quarter of 2017, only the Series K warrants were valued using a Monte-Carlo model. The Company has estimated the fair value of the derivative warrant liability to be $2.1 million as of September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Gevo	$279	$537	$1,028	$1,958
Gevo Development / Agri-Energy	7,420	6,407	19,828	19,419
Consolidated	$7,699	$6,944	$20,856	$21,377

Loss from operations:
Gevo	$(2,561)	$(2,732)	$(8,718)	$(7,596)
Gevo Development / Agri-Energy	(2,552)	(3,403)	(9,756)	(9,896)
Consolidated	$(5,113)	$(6,135)	$(18,474)	$(17,492)

Interest expense:
Gevo	$811	$2,084	$2,152	$6,449
Gevo Development / Agri-Energy	-	16	-	48
Consolidated	$811	$2,100	$2,152	$6,497

Depreciation expense:
Gevo	$111	$255	$375	$588
Gevo Development / Agri-Energy	1,542	1,503	4,619	4,450
Consolidated	$1,653	$1,758	$4,994	$5,038

Acquisitions of plant, property and equipment:
Gevo	$2	$168	$111	$260
Gevo Development / Agri-Energy	324	507	1,206	5,260
Consolidated	$326	$675	$1,317	$5,520

	September 30,	December 31,
	2017	2016
Total assets:
Gevo	$92,357	$110,072
Gevo Development / Agri-Energy	152,240	156,749
Intercompany eliminations	(150,711)	(154,497)
Consolidated	$93,886	$112,324

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

13. Subsequent Events

See Note 5 “Embedded Derivatives and Derivative Warrant Liabilities” for disclosure of the reduction of the exercise price of certain Series M Warrants, as well as the exercise of certain Series M Warrants in October 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products, our ability to expand or continue production of isobutanol at our production facility in Luverne, Minnesota (the “Luverne Facility”), our ability to meet our production, financial and operational guidance, the continued listing of our common stock on The NASDAQ Capital Market, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet fuel (“ATJ”), our ability to raise additional funds to continue operations and/or expand the Luverne Facility, our ability to produce isobutanol, achievement of advances in our technology platform, the success of our retrofit production model, additional competition and changes in economic conditions and those risks described in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2016 (our “Annual Report”), and other reports that we have filed with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We intend to actively monitor the bid price of our common stock and its minimum market value of listed securities and will consider options available to us to achieve compliance with the NASDAQ listing rules. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with the other listing standards for the NASDAQ Capital Market.

Latest Highlights and Developments

•

On October 9, 2017, we announced that the U.S. Department of Energy’s Chemical Catalysis for Bioenergy Consortium (ChemCatBio) had awarded funding to Los Alamos National Laboratory, National Renewable Energy Laboratory, Argonne National Laboratory and Oak Ridge National Laboratory in support of two collaboration projects with us. The first project is focused on improving the energy density of certain of our hydrocarbon products, such as its alcohol-to-jet-fuel (ATJ), to meet product specifications for tactical missile fuels, which are currently purchased by the US Department of Defense (DoD). The goal of the second project is to fine-tune the composition of the catalyst used in our proprietary Ethanol-to-Olefins (ETO) process, in order to improve performance and accelerate scale-up efforts.

•

On October 3, 2017, we announced that we expect to supply our renewable ATJ to the Virgin Australia Group, a leading Australian airline group.  The Virgin Australia Group will be responsible for coordinating the purchase, supply and blending of the ATJ into the fuel supply system at Brisbane Airport in Queensland, Australia. Our ATJ is expected to be blended with traditional jet fuel and supplied on flights departing Brisbane Airport, including Virgin Australia flights. The Queensland government is supporting the arrangement as a first step in the development of a renewable jet fuel production industry in the state. Queensland is looking to leverage carbohydrate-based feedstocks, abundant to its local agricultural sector, to support the build-out of renewable jet fuel production plants in the future. We are well positioned to play a role in this growth, as we believe our ATJ is cost advantaged in comparison to other renewable jet alternatives derived from carbohydrate-based feedstocks.

•

In September 2017, our Board of Directors approved voluntarily reductions of the exercise price of a portion of the Series M Warrants exercisable into 3,945,000 shares of our common stock from an exercise price of $2.35 per share of common stock to $0.60 per share of common stock. In October, our Board of Directors approved voluntarily reductions of the exercise price of a portion of the Series M Warrants exercisable into 1,185,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.65 per share of common stock, and Series M Warrants exercisable into 300,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.60 per share of common stock. In September and October 2017, all 5,430,000 of these Series M Warrants were exercised, resulting in proceeds to the Company of approximately $3.3 million.

•

On July 25, 2017, we announced, in conjunction with Praj Industries Ltd. (“Praj”) that our proprietary isobutanol technology will now be available for licensing to processors of sugar cane juice and molasses. This follows on the back of Praj’s development work, adapting our technology to sugar cane and molasses feedstocks. A Joint Development Agreement and a Development License Agreement were entered into between Praj and us in November 2015. The goal of these agreements was for Praj to adapt our isobutanol technology to using non-corn based sugars and lignocellulose feedstocks. In the first phase of development, Praj worked with our technology using sugar cane and molasses feedstocks, and worked on developing a process design package to be offered for commercialization to cane juice and molasses-based ethanol plants, as licensees of our isobutanol technology. Licensing is expected to be focused on Praj plants located in India, South America and South East Asia, with initial capacity targeted to come on-line in the 2019/2020 timeframe.

Outlook for 2017

We have established the following specific operational and financial targets and milestones for 2017:

•

Restructure our balance sheet in a manner that addresses the debt represented by our outstanding convertible notes and that allows us to execute on our long-term strategy and business development plan.  We believe that this target was met as a result of the debt exchange that we concluded with WB Gevo, Ltd. on June 20, 2017.

•

Obtain binding supply contracts for a combination of isobutanol and related hydrocarbon products equal to at least fifty percent (50%) of the capacity of the anticipated expanded Luverne Facility that we plan to construct (the “Luverne Facility Expansion”). Based on the current status of the discussions we are having with potential customers, we do not expect that we will meet this target during 2017.  However, we believe that we may achieve this target in 2018.

•

We plan to achieve a corporate-wide EBITDA burn rate (excluding stock-based compensation) of $18.0 - $20.0 million for the fiscal year ending December 31, 2017. We believe that we are on track to achieve this target.

Strategic Review

Management and the Board of Directors are reviewing the Company’s strategic and financial options.  Management and the Board of Directors are committed to exploring all strategic and financial options that are in the best interests of all of our stakeholders, including our stockholders, and that are designed to maximize the value of the Company.  Specifically, management and the Board of Directors are exploring all options to improve the cash flow profile of the Company’s business, including the Luverne Facility, to allow the Company sufficient time to develop the markets and customers for its renewable isobutanol and related hydro-carbon products.

We are currently engaged in discussions with several interested strategic parties regarding transactions or investments that would provide capital that would assist us in implementing our business development plans. There are no assurances that we will successfully complete such transactions or investments into the Company.

In line with our desire to improve the cash flow profile of the Luverne Facility, we decided to reduce our employee base at the Luverne Facility in October 2017 to better match industry norms in terms of staffing levels necessary to produce solely ethanol at the plant. We do not believe that this staffing reduction will impact our ability to periodically return to the co-production of isobutanol and ethanol, as we expect to temporarily shift resources from our headquarters in Englewood, CO, to Luverne, MN, to make up for any shortfalls. We expect that this reduction in force, as well as the focus on ethanol production, will result in a significant decrease in controllable expenses at the Luverne Facility.

In addition, we are currently reviewing other initiatives to improve the cash flow profile of the Luverne Facility and our headquarter operations located in Englewood, Colorado, which we expect to undertake in the near future.

Isobutanol, Hydrocarbons and Ethanol Production, Sales and Inventory

We produced approximately 100,000 gallons of isobutanol at our Luverne Facility during the third quarter of 2017, and approximately 200,000 gallons thus far in 2017. Consistent with our Luverne Facility production guidance, our isobutanol production this quarter was focused on producing sufficient volumes to provide enough inventory to support market and customer development efforts in the future, as well as continuing to optimize our technology to generate data that is expected to help us decrease our operating and capital costs associated with the Luverne Facility Expansion. Our current isobutanol production goals are not to maximize production, but rather to align such production with our isobutanol sales and technology efforts. As a result, during certain periods of the third quarter of 2017, we only produced ethanol at the Luverne Facility. Given the Luverne Facility has only one production line suitable for isobutanol, our current isobutanol production costs are higher than our expected sales price. As a result, the cash flow profile of the Luverne Facility is improved by dedicating production to ethanol, rather than co-producing isobutanol and ethanol. In addition, the condition of two of our oldest fermentation vessels may limit our ability to co-produce isobutanol and ethanol (see the Luverne Facility Update section below). We do not expect to produce any more isobutanol during 2017.  Going forward we expect our operating strategy will be to focus on the production of ethanol and to produce limited volumes of isobutanol until the completion of the Luverne Facility Expansion or until we have repaired or replaced one or both of two older fermentation vessels.

During the third quarter of 2017, we sold limited quantities of isobutanol and renewable hydrocarbons (ATJ, isooctane and isooctene). In the quarter, our isobutanol market development efforts were focused on gaining market acceptance in our core gasoline blendstock markets such as marinas and on-road gasoline fueling stations, while maintaining our targeted selling price. We continued to work with our distribution partners to make investments to develop end-customer relationships, as well as to establish value chains to deliver our isobutanol to those end-customers. We believe that gasoline end users such as boat owners and car owners remain interested in purchasing isobutanol containing gasoline because of the improved properties compared to ethanol containing gasoline. The demand for our isobutanol, in terms of the number of retail pumps selling isobutanol-blended finished gasoline in Houston and other markets, has grown rapidly during 2017. However, given the low number of pumps that were selling isobutanol-blended gasoline at the beginning of 2017, limited quantities of isobutanol have been sold during 2017. We expect that sales of our isobutanol will increase in 2018 as the markets for isobutanol-blended finished gasoline further develop.

Our market development efforts related to our renewable hydrocarbon products were mainly targeted towards entering into binding supply agreements to underpin the economics of the Luverne Facility Expansion that we plan to construct. We have been in discussions with numerous potential ATJ and isooctane customers to enter into long term supply agreements, with a goal of signing contracts representing the majority of the isobutanol production volumes to be produced at the expanded Luverne Facility. Currently, we are discussing or negotiating terms for long-term supply agreements with two large potential customers. There can be no assurances that these discussions or negotiations will result in definitive binding agreements

The current U.S. Presidential Administration (the “Administration”) and political environment have created significant uncertainty for the renewable fuels and chemicals markets, which have complicated our market development efforts. As an example, during 2017, uncertainties over the Administration’s decision-making related to the Environmental Protection Agency and the RFS resulted in a significant decline in the pricing of D6 RINs. RINs are serial numbers assigned to biofuels for the purpose of tracking their production, use and trading, as required under the RFS, and can be sold and traded, and as a result, carry a monetary value. Many of our isobutanol and hydrocarbon products generate RINs, so the economic proposition of our products to potential customers is impacted by fluctuations in RIN prices.

As we develop markets for our products, there will likely be a mismatch in timing between isobutanol production and sales. As a result, at times we will likely build isobutanol inventory levels. Currently, our alcohol storage capacity is limited at our Luverne Facility, and our isobutanol inventory, together with our ethanol inventory, may exceed such storage capacity. This will cause us to seek other forms of storage, such as railcars, customer sites or investing in additional storage capabilities which will require expenditures of additional capital.  At September 30, 2017, we had approximately 350,000 gallons of isobutanol and approximately 54,000 gallons of renewable hydrocarbons in inventory.

During the third quarter of 2017, we produced and sold approximately 4.2 million and 4.2 million gallons of ethanol, respectively.

Luverne Facility Expansion

We believe that the current configuration of the Luverne Facility, whereby we co-produce isobutanol and ethanol utilizing one fermenter for isobutanol production and three fermenters for ethanol production, will not enable us to become profitable on a consolidated basis. We believe that we can become profitable by undertaking the Luverne Facility Expansion, whereby we would convert the Luverne Facility to the sole production of isobutanol, with some percentage of such isobutanol volumes to be further processed into hydrocarbons such as ATJ and isooctane. We believe the Luverne Facility represents the best site to expand our isobutanol production because it leverages the equipment we have already installed at the site, in particular our GIFT ® technology system and due to the relatively low cost of corn available in the Luverne, MN, region.

We have been conducting engineering work to determine the potential production capacity of the Luverne Facility following the Luverne Facility Expansion, as well as the capital cost associated with the project. The Supply Agreement, effective May 15, 2017, with HCS Holding GmbH, together with the supply agreements that we anticipate signing during 2017 and 2018, are expected to form the basis on which we would set the specific configuration of the Luverne Facility in terms of end product mix between isobutanol, ATJ and isooctane.

There can be no assurances that we will ultimately decide to undertake the Luverne Facility Expansion in the future.

Luverne Facility Update

In the second quarter of 2017, we hired a third-party engineering firm to test the structural integrity of two of our oldest fermentation vessels.  These fermentation vessels are fabricated from carbon steel and are dedicated to ethanol production. Currently it is estimated that these two fermentation vessels likely have approximately two years and three months, respectively, of useful life remaining under the current operating strategy unless they are replaced or repaired. We believe that our ability to produce isobutanol will be significantly impacted if we are unable to use both of these fermentation vessels in production. Therefore, our future isobutanol production will be limited to three additional months of operation until the fermentation vessel that is estimated to have three months of useful life is repaired or replaced.

As part of our overall operating strategy, we are currently evaluating whether to repair or replace the two affected fermentation vessels, including the timing of such repairs or replacement.  Depending on the outcome of the evaluation, it is possible that the condition of the two affected fermentation vessels could force us to cease isobutanol production or to completely cease all production activities at the Luverne Facility for an extended period of time.

Financial Condition

Financial Condition. For the three months ended September 30, 2017 and 2016, we incurred a consolidated net loss of $4.2 million and $9.8 million, respectively, and had an accumulated deficit of $397.0 million at September 30, 2017.  Our cash and cash equivalents at September 30, 2017 totaled $14.8  million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility, including costs associated with the Luverne expansion; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of strategic alternatives and new financings; and (vi) debt service  and repayment obligations.

We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. To date, we have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales. We expect to incur future net losses as we continue to fund the development and commercialization of our product candidates. Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates, the achievement of a level of revenues adequate to support our cost structure and the retrofit of our Luverne Facility. We may never achieve profitability or positive cash flows, and unless and until we do, we will continue to need to raise additional cash.

We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we are seeking additional capital through arrangements with strategic partners and from other sources, and we continue to address our cost structure. There can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.

As at the date of our last audited financial statements, existing working capital was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2016 year-end financial statements were issued.  These conditions raise substantial doubt about our ability to continue as a going concern.  Our inability to continue as a going concern may potentially affect our rights and obligations under its outstanding convertible notes. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
(in thousands)	2017	2016	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$7,376	$6,363	$1,013
Hydrocarbon revenue	235	451	(216)
Grant and other revenue	88	130	(42)
Total revenues	7,699	6,944	755

Cost of goods sold	9,709	9,650	59

Gross loss	(2,010)	(2,706)	696

Operating expenses
Research and development expense	1,210	1,156	54
Selling, general and administrative expense	1,893	2,273	(380)
Total operating expenses	3,103	3,429	(326)

Loss from operations	(5,113)	(6,135)	1,022

Other (expense) income
Interest expense	(811)	(2,100)	1,289
(Loss) on exchange of debt	-	(920)	920
Gain on extinguishment of warrant liability	-	5	(5)
(Loss) from change in fair value of the 2017 Notes	-	(1,854)	1,854
(Loss)/Gain from change in fair value of derivative warrant liability	(413)	1,154	(1,567)
Gain from change in fair value of 2020 notes embedded derivative	2,184	-	2,184
Other income / (expense)	-	1	(1)
Total other expense, net	960	(3,714)	4,674

Net loss	$(4,153)	$(9,849)	$5,696

Revenues.  Revenue associated with the sale of ethanol, as well as isobutanol and related products for the three months ended September 30, 2017 was $7.4 million, an increase of $1.0 million from the three months ended September 30, 2016.  This increase was primarily a result of increased ethanol and distiller grain sales, as well as increased ethanol prices.  During the three months ended September 30, 2017, we sold 4.2 million gallons of ethanol compared to 3.7 million gallons of ethanol sold in the three months ended September 30, 2016. Hydrocarbon revenue decreased during the three months ended September 30, 2017 primarily as a result of lower shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”).  Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Grant and other revenue was $88k during the three months ended September 30, 2017, down less than $0.1 million as compared to the same period in 2016.

Cost of goods sold. Cost of goods sold was $9.7 million during the three months ended September 30, 2017, compared with $9.7 for the same quarter in 2016. Cost of goods sold in the 2017 period included approximately $8.2 million associated with the production of ethanol, isobutanol and related products and approximately $1.5 million in depreciation expense.

Research and development expense. Research and development expense increased by approximately $0.1 million during the three months ended September 30, 2017, compared with the same quarter in 2016, due primarily to an increase in employee related expenses.

Selling, general and administrative expense. Selling, general and administrative expense decreased by approximately $0.4 million during the three months ended September 30, 2017, compared with the same quarter in 2016, due primarily to a decrease in legal expenses.

Interest expense.  Interest expense in the third quarter of 2017 was $0.8 million, a decrease of $1.3 million over the same quarter last year, due to a decrease in outstanding debt obligations.

(Loss)/Gain from change in fair value of derivative warrant liability.  During the three months ended September 30, 2017, the Company incurred a $0.4 million loss on changes in the fair value of the derivative warrant liability, primarily as a result of the repricing a portion of the Series M warrants at a lower strike price.

(Loss) from change in fair value of the 2020 notes embedded derivative. During the three months ended September 30, 2017, the estimated fair value of the 2020 notes embedded derivative liability decreased, resulting in a non-cash gain of $2.2 million primarily due to the decrease in the price of the Company’s stock from June 30, 2017.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$19,709	$19,288	$421
Hydrocarbon revenue	984	1,462	(478)
Grant and other revenue	163	627	(464)
Total revenues	20,856	21,377	(521)

Cost of goods sold	28,822	28,862	(40)

Gross loss	(7,966)	(7,485)	(481)

Operating expenses
Research and development expense	4,318	3,670	648
Selling, general and administrative expense	6,190	6,337	(147)
Total operating expenses	10,508	10,007	501

Loss from operations	(18,474)	(17,492)	(982)

Other (expense) income
Interest expense	(2,152)	(6,497)	4,345
(Loss) on exchange of debt	(4,933)	(920)	(4,013)
(Loss) on extinguishment of warrant liability	-	(918)	918
(Loss) from change in fair value of the 2017 Notes	(339)	(3,629)	3,290
(Loss)/Gain from change in fair value of derivative warrant liability	5,106	(4,171)	9,277
Gain from change in fair value of 2020 notes embedded derivative	522	-	522
(Loss) on issuance of equity	-	(1,519)	1,519
Other income / (expense)	26	207	(181)
Total other expense, net	(1,770)	(17,447)	15,677

Net loss	$(20,244)	$(34,939)	$14,695

Revenues.  Revenue associated with the sale of ethanol, as well as isobutanol and related products for the nine months ended September 30, 2017 was $19.7 million, an increase of $0.4 million from the nine months ended September 30, 2016.  This increase was primarily a result of higher ethanol sales and prices.  During the nine months ended September 30, 2017, we sold 11.5 million gallons of ethanol compared to 11.4 million gallons of ethanol sold in the nine months ended September 30, 2016. Hydrocarbon revenue decreased during the nine months ended September 30, 2017 primarily as a result of lower shipments of finished products from our demonstration plant located at the South Hampton Facility. Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Grant and other revenue was $0.2 million during the nine months ended September 30, 2017, down $0.5 million on as compared to the same period in 2016, primarily as a result of the Company’s contract with the Northwest Advanced Renewables Alliances ending in 2016.

Cost of goods sold. Cost of goods sold was $28.8 million during the nine months ended September 30, 2017, compared with $28.9 for the same quarter in 2016. Cost of goods sold in the 2017 period included approximately $24.2 million associated with the production of ethanol, isobutanol and related products and approximately $4.6 million in depreciation expense.

Research and development expense. Research and development expense increased by approximately $0.6 million during the nine months ended September 30, 2017, compared with the same quarter in 2016, due primarily to an increase in employee related expenses and costs associated with the South Hampton facility.

Selling, general and administrative expense. Selling, general and administrative expense decreased by approximately $0.1 million during the nine months ended September 30, 2017, compared with the same quarter in 2016, due primarily to a decrease in legal expenses.

Interest expense.  Interest expense in the third quarter of 2017 was $2.2 million, which was a decrease of $4.3 million over the same quarter last year, due to a due to a decrease in outstanding debt obligations.

(Loss) on exchange of debt. During the nine months ended September 30, 2017, we incurred a $4.9 million loss as a result of a $4.0 million loss on the exchange of the 2017 Notes for the 2020 Notes and a $0.9 million loss resulting from exchanging the 2022 Notes for the Company’s common stock.

(Loss) from change in fair value of the 2017 Notes. During the nine months ended September 30, 2017, we incurred a non-cash loss of $0.3 million during the first quarter of 2017 due to the quarterly mark-to-market valuation of the 2017 Notes.

(Loss)/Gain from change in fair value of derivative warrant liability.  During the nine months ended September 30, 2017, the estimated fair value of the derivative warrant liability decreased, resulting in a non-cash gain from change in fair value of derivative warrant liability of $5.1 million, primarily associated with the decrease in the price of the Company’s common stock.

Gain from change in fair value of the 2020 notes embedded derivative. During the nine months ended September 30, 2017, the estimated fair value of the 2020 notes embedded derivative liability decreased, resulting in a non-cash gain of $0.5 million primarily due to the decrease in the price of the Company’s stock from the June 20, 2017 issuance of the 2020 Notes in exchange for the 2017 Notes to September 30, 2017.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the nine months ended September 30, 2017 and 2016, we generated revenue from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of ATJ fuel, isooctane and isooctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the three months ended September 30, 2017 and 2016 primarily includes costs directly associated with isobutanol production and ethanol production at the Luverne Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs.  Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

The continued operation of our business, including the Luverne Facility Expansion, is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including access to sufficient capital, repayment of our current debt, completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel. Such additional capital may not be available to us on acceptable terms or at all.

As of September 30, 2017, we had an accumulated deficit of $397.0 million with cash and cash equivalents totaling $14.8 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(16,441)	$(16,205)
Net cash used in investing activities	$(1,682)	$(5,520)
Net cash provided by financing activities	$4,999	$35,757

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses, research and development-related expenses which include costs incurred under development agreements; costs and expenses for the production of isobutanol, ethanol and related products; logistics costs; costs associated with further processing of isobutanol and costs associated with the operation of the South Hampton Facility and debt service payments.

During the nine months ended September 30, 2017, we used $16.5 million in cash from operating activities primarily resulting from a net loss of $20.2 million, a $1.7 million increase in working capital and offset by a $5.5 million in non-cash charges.

Investing Activities

During the nine months ended September 30, 2017, we used $1.7 million in cash from investing activities related primarily to capital expenditures at our Luverne Facility.

Financing Activities

During the nine months ended September 30, 2017, we accumulated $5.0 million associated with financing activities, primarily from the $11.0 million raised in a public offering in February 2017, the release of restricted cash deposits held as collateral for the

2017 Notes and proceeds of $2.2 million from the exercise of 3.65 million of our warrants, partially offset by the pay down of approximately $9.8 million in principal on the 2017 Notes in February 2017 and approximately $1.1 million in costs associated with financing transactions.

2020 Notes

On April 19, 2017, we entered into the Purchase Agreement with the Holder of the 2017 Notes, and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). Pursuant to the Purchase Agreement, we also granted the Holder an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the Exchange. The Option Notes expired during the third-quarter ended September 30, 2017. As noted above, on June 20, 2017, we completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes. As of September 30, 2017, the outstanding principal on the 2020 Notes was $16.5 million.

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

The 2020 Notes are convertible into shares of our common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes is equal to $0.7359 per share of common stock, or 1.3589 shares of common stock per $1 principal amount of 2020 Notes (the “Conversion Price”). In addition, upon certain equity financing transactions by us, the Holders will have a one-time right to reset the Conversion Price (the “Reset Provision”) (i) in the first ninety (90) days following the Exchange Date, at a 25% premium to the common stock price in the equity financing and (ii) after ninety (90) and to and including one hundred eighty (180) days following the closing of the Exchange, at a 35% premium to the common stock share price in the equity financing. Following an exercise of the Reset Provision, the Holders will also have a right to consent to certain equity financings by us during the one hundred eighty (180) days following the closing of the Exchange.

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

2022 Notes

In July 2012, we sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of cash discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013.  As a result of certain conversion and exchanges, the principal balance of the 2022 Notes was $515,000 as of September 30, 2017.

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

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at September 30, 2017 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$-	$16,575	$-	$515	$17,090
Interest payments on debt (2)	2,028	2,983	77	-	5,088
Operating leases (3)	1,432	1,558	300	-	3,290
Insurance & Maintenance	337	-	-	-	337
Total	$3,797	$21,116	$377	$515	$25,805

(1)	Represents cash principal payments due to the holders of the 2020 Notes and 2022 Notes.
(2)	Represents cash interest payments due to the holders of the 2020 Notes and 2022 Notes.

(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars in Luverne, Minnesota for ethanol and isobutanol shipments.

The table above reflects only payment obligations that are fixed and determinable as of September 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the three months ended September 30, 2017.  For a discussion of our market risk associated with commodity prices, equity prices and interest rates, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $20.2 million, $37.2 million, $36.2 million, and $41.1 million during the nine months ended September 30, 2017 and the years ended December 31, 2016, 2015, and 2014, respectively. As of September 30, 2017, we had an accumulated deficit of $397 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive the majority of our revenue from the sale of isobutanol, ethanol and related products at the Luverne Facility, although over certain periods of time, we may and have operated the Luverne Facility for the sole production of ethanol and related products to maximize cash flows.

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

Our audited financial statements for the year ended December 31, 2016, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm for the year ended December 31, 2016 included a “going concern” emphasis of matter paragraph in its report on our financial statements as of, and for the year ended, December 31, 2016, indicating that the amount of working capital at December 31, 2016 was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2016 financial statements were issued without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern at September 30, 2017. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, sales of our licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, we may be forced to seek bankruptcy protection and our stockholders would likely lose most or all of their investment in us.

We may need to cease production at the Luverne Facility due to the condition of two of our fermentation vessels.

As an older production facility, the Luverne Facility is more susceptible to maintenance issues that result in production challenges than newer production facilities.  In the second quarter of 2017, we hired a third-party engineering firm to test the structural integrity of two of our oldest fermentation vessels.  These fermentation vessels are fabricated from carbon steel and are dedicated to ethanol production. Currently it is estimated that these two fermentation vessels likely have approximately two years and three months, respectively, of useful life remaining under the current operating strategy unless they are replaced or repaired. It is possible that the condition of the two affected fermentation vessels could force us to cease isobutanol production or to completely cease all production activities at the Luverne Facility for an extended period of time.  Any such production stoppages or costs incurred to repair or replace such vessels could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2017, we had $515,000 in outstanding 2022 Notes, which were convertible into 301 shares of common stock at the conversion rate in effect on such date. The anticipated conversion of the $515,000 in outstanding 2022 Notes into shares of our common stock could depress the trading price of our common stock. In addition, we have recently entered into several private exchange agreements with holders of the 2022 Notes to exchange their debt for shares of our common stock, in order to reduce the principal balance of the 2022 Notes. If we issue additional shares of our common stock in such debt-for-equity exchanges, this may cause significant additional dilution to our existing stockholders.

As of September 30, 2017, we had $16.6 million in outstanding 2020 Notes, which were convertible into 29.3 million shares of our common stock at the conversion rate in effect on such date. The 29.3  million shares includes 6.8 million shares of common stock that may be issuable from time to time in the event that the Company elects to pay make-whole payments due upon conversion of the 2017 Notes, if any, in shares of common stock. We may also pay a portion of the interest due on the 2020 Notes in the form of PIK Interest. The anticipated conversion of the outstanding 2020 Notes and any payment of PIK Interest in shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2020 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

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

Previously, we have failed to maintain a minimum bid price of $1 per share as required by NASDAQ listing requirements.  As a result, we asked our stockholders to approve reverse stock splits in 2015 and 2016 in order to increase our stock price above $1 per share to regain compliance with NASDAQ listing requirements.  Stockholders approved the reverse stock splits in 2015 and 2016 which allowed us to comply with the minimum bid price of $1 per share NASDAQ listing requirement.  As of September 30, 2017, the closing price of our common stock was $0.69 per share. The inability to comply with all applicable listing requirements or standards of The NASDAQ Capital Market and NASDAQ could result in the delisting of our common which could have a material adverse effect on our financial condition and which could cause the value of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

As previously disclosed, in June 2011, we entered into an Isobutanol Joint Venture Agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC (“Redfield”), under which we agreed to work with Redfield to Retrofit Redfield’s  ethanol production facility located near Redfield, South Dakota for the commercial production of isobutanol.  On November [__], 2017, we entered into an Agreement with Redfield, pursuant to which we and Redfield agreed to terminate the Joint Venture Agreement in all respects.  There are no termination fees or other obligations of either party in connection with such termination.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Plain English Warrant Agreement No. 0647-W-01, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.11
4.6	Plain English Warrant Agreement No. 0647-W-02, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.12
4.7	Plain English Warrant Agreement, No. 0647-W- 03, dated October 20, 2011, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	October 26, 2011	10.7
4.8	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W-02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W-03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.11	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.12	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.13	Indenture, dated July 5, 2012, between Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.1
4.14	First Supplemental Indenture, dated July 5, 2012, to the Indenture dated July 5, 2012, by and among Gevo, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-35073	July 5, 2012	4.2
4.15	Exchange and Purchase Agreement, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35037	April 20, 2017	4.1
4.16	Indenture, dated June 20, 2017, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.	8-K	001-35037	June 20, 2017	4.1
4.17	Registration Rights Agreement, dated June 20, 2017, by and among Gevo, Inc. and the investors named therein.	8-K	001-35037	June 20, 2017	4.2
4.18	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.19	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.20	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.21	Form of Series D Warrant To Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1
4.22	Form of Amendment No. 1 to Series D Warrant	8-K	001-35037	June 13, 2016	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.23	Form of Series F Warrant To Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.1
4.24	Form of Series I Warrant to Purchase Common Stock	8-K	001-35037	September 15, 2016	4.1
4.25	Form of Series K Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.1
4.26	Form of Pre-Funded Series L Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.2
4.27	Form of Series M Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.3
31.1	Section 302 Certification of the Chief Executive Officer.					X
31.2	Section 302 Certification of the Chief Financial Officer.					X
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.**					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

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

Date:  November 6, 2017