Form 10-K
period 2017-12-31
Gevo, Inc.
filed 2018-03-28
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $11.2 million as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the NASDAQ Capital Market on June 30, 2017.  Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 22,600,849

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2018 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

GEVO, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used anywhere in this Annual Report on Form 10-K (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our ability to raise additional funds operate our business, our ability to produce isobutanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our retrofit production model, our ability to expand our Luverne, Minnesota facility for our first commercial hydrocarbons facility, our ability to gain market acceptance for our products, additional competition and changes in economic conditions and the continued listing of our common stock on NASDAQ.  Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report. Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and “Company” refer to Gevo, Inc. and its wholly-owned and indirect subsidiaries.

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

Company Overview

We are a renewable chemicals and next generation biofuels company, targeting what we believe to be very large potential markets: that of low carbon fuels and chemicals that can compete directly against petro-chemical products depending on the price of oil and value of carbon.   Renewable fuels are one of the few markets where the value for renewable carbon has already been established, particularly in the U.S.  We believe that the demand for low carbon fuels, chemicals, and plastics will continue and grow stronger over time.  We believe that renewable carbon will eventually be valued in chemicals and plastics in addition to fuels.

The challenges to displace petrochemical products with renewable products are enormous:  (i) the products need to meet or exceed the stringent performance requirements established by the incumbent products, (ii) the products need to be compatible with existing distribution infrastructure, (iii) the products must be economical in the market place, and (iv) in most cases, the products must have a lower carbon footprint and improve the “sustainability” of the business system.   We believe we have viable technologies that produce products that address these challenges.

We have developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to make isobutanol and hydrocarbon products from isobutanol that can displace petrochemical incumbent products.    We have been able to genetically engineer yeast, whereby the yeast produces isobutanol from carbohydrates at costs that we believe to be commercially competitive once large production facilities are deployed that will enable economies of scale to be  reached.  We have shown that the isobutanol production process works in full scale fermenter systems at our production facility in Luverne, Minnesota (the “Luverne Facility”). We also have shown that our renewable isobutanol can be readily converted to hydrocarbon products that address large markets.  Specifically, our renewable alcohol-to-jet fuel (“ATJ”) has been approved for use in commercial aviation and used multiple times for commercial flights.  In addition, our renewable isobutanol is being used as a gasoline blendstock in the Houston area for on-road vehicles as an ethanol-free fuel option for consumers.  Our renewable isooctane meets the performance and specification requirements for use in chemicals and fuels and is currently being used in the European Union.  We believe that there is large potential to grow our business, through a combination of (i) directly producing and selling our renewable isobutanol and related hydrocarbon products, and (ii) licensing our technology.

We believe that renewable isobutanol is a potentially valuable commercial product because of its versatility to address large markets either as a product directly or as a key intermediate for producing renewable carbon alternatives to mainstream fuels such as jet fuel, gasoline, plastics such as Polyethylenen Terephthalate (“PET”), and various other chemical products and materials.   Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings, or more importantly from a market size and performance value-added point of view, as a gasoline blendstock.  Because isobutanol can be readily converted to hydrocarbon products such hydrocarbon fuels, including isooctane, isooctene and ATJ, lubricants, polyester, rubber, plastics, fibers and other polymers, we believe that the addressable markets are very large; potentially being able to ultimately reach 40% of the global petrochemicals markets depending on the price of oil and the value for renewable carbon.

Our renewable isobutanol production technology has been proven to work in a 1.5 million gallon per year (“MGPY”) capacity production line, (~265,000 gallon fermenter scale) at our Luverne Facility.  We have concluded that the technology works as we expected at this scale.  Our technology to convert our renewable isobutanol to ATJ, isooctane, isooctene, and para-xylene (building block for polyester) has been proven at our hydrocarbons demonstration plant located at South Hampton Resources located in Silsbee, TX.     In order to reduce production costs further, we need to achieve economies of scale.  We plan to do this by expanding our isobutanol and hydrocarbon capabilities once we have off-take agreements in place.

In addition to our isobutanol production line, our Luverne Facility has production capacity of about 20 MGPY of ethanol, 45-50 kilotons (“KT”) of animal feed, and 3 million pounds of corn oil.  We plan on optimizing the Luverne Facility to increase margin at the site by reducing carbohydrate feedstock costs, improving the value of animal feed and protein products, and the yield of corn oil.  These improvements are expected to benefit both ethanol and isobutanol production.  We believe that these upgrades to the Luverne Facility could prove to be a key step to reach profitability, independent of isobutanol production.

Our technology is designed to permit (i) the retrofit of existing ethanol capacity to produce renewable isobutanol, ethanol or both products simultaneously or (ii) the addition of renewable isobutanol or ethanol production capabilities to a facility’s existing ethanol production by adding additional fermentation capacity side-by-side with the facility’s existing ethanol fermentation capacity (collectively referred to as “Retrofit”). Having the flexibility to switch between the production of isobutanol and ethanol, or produce both products simultaneously, should allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. Our technology is also designed to allow relatively low capital expenditure Retrofits of existing ethanol facilities, enabling a relatively rapid route to isobutanol production from the fermentation of renewable feedstocks. Alternatively, our technology can be deployed at a greenfield or brownfield site to produce isobutanol and hydrocarbons without producing ethanol.

NASDAQ Market Price Compliance

On June 21, 2017, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, we had an initial compliance period of 180 calendar days, to regain compliance with this requirement. On December 20, 2017, the Nasdaq Stock Market granted us an additional 180 calendar days, or until June 18, 2018, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before June 18, 2018. The Nasdaq determination to grant the second compliance period was based on our meeting of the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

Markets

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

•	We estimate the total addressable worldwide market for isobutanol as a gasoline blendstock to be approximately 43 billion gallons per year (“BGPY”).
•

The market size for ethanol free (E0) gasoline, a large niche, is estimated by the EIA to be about 5 BGPY, outside of RFG regions. RFG areas are required to sell gasoline containing an oxygenate. Up to this point, ethanol was the only gasoline oxygenate available. We believe our isobutanol enables ethanol free gasoline in RFG areas, a market estimated to be about 2BGPY. When RFG regions are included in the total US market size estimation, the total ethanol free market is expected to be about 7 BGPY.

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

Butene and Hydrocarbon Markets Derived from Isobutanol

Beyond direct use as a specialty chemical and gasoline blendstock, isobutanol can be dehydrated to produce butenes which can then be converted into other products such as para-xylene, jet fuel and many other hydrocarbon fuels and specialty blendstocks, and specialty chemicals offering substantial potential for additional demand. The conversion of isobutanol into butenes is a fundamentally important process that enables isobutanol to be used as a building block chemical in multiple markets.

Jet Fuel

•

According to IATA, the year-on-year growth for jet fuel is about 3 BGPY and is expected to continue at approximately the same growth rate for the next decade.   From 2020 onward the airlines industry has pledged to hold its annual emission of fossil carbon constant after 2020.  By the year 2027 IATA expects that the airlines industry will have adopted penalties tied to GHG emissions.  This means that the emissions from jets need to be mitigated.  As part of the mitigation of fossil based GHG’s, IATA expects that renewable resource based low carbon fuels will be needed.   We have developed a jet fuel made from our isobutanol.  This fuel is commonly referred to as alcohol-to-jet fuel or ATJ.

•

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

•

We have delivered ATJ which was used by nine airlines for Fly Green Day, sponsored by the O’Hare Fuel Committee, at Chicago O’Hare International Airport.  This event is the first time renewable jet fuel has been supplied at Chicago O’Hare using the existing airport fueling infrastructure, such as pipelines, terminals and tankage.

•

We have previously delivered ATJ to Alaska Airlines, which successfully flew multiple commercial flights using our fuel in 2016, including what we believed was the first commercial flight using a cellulosic jet fuel derived from wood waste.

•

We have successfully delivered to the U.S. Air Force, the U.S. Army and the U.S. Navy a combined total of approximately 90,000 gallons of our ATJ. Military and commercial airlines are currently looking to form strategic alliances with biofuels companies to meet their renewable fuel needs.

•	We estimate the global market for jet fuel to be approximately 89 BGPY.

Other Hydrocarbon Fuels

•

Isooctane, isooctene, diesel fuel and bunker fuel may also be produced from our isobutanol. We have been producing jet fuel and isooctane for renewable gasoline at our demonstration plant located at South Hampton Resources in Silsbee, TX since 2011.   The products produced at our hydrocarbon plant are sold on a commercial basis to develop the markets.   We continue to optimize the technologies and production systems, but we believe this technology is ready to scale up on a full commercial basis.

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

Our Build-Out Strategy

We are working to secure off-take agreements that justify the build-out of additional isobutanol and hydrocarbon product capacities at our Luverne Facility or another suitable location.  We plan to use those agreements to aid in the financing of these build-out projects.  The size of the build-out projects will be determined by customer demand.  We currently believe that the Luverne Facility offers the best site for the build-out projects given the technology already deployed at the Luverne Facility.  However, if an opportunity arose whereby overall production cost of products (net of carbon value) or if a different location aided financing significantly, certain equipment could be moved from the Luverne Facility to a new site, and our products could be produced at a site other than the Luverne Facility instead.  Beyond the Luverne Facility, we believe that we will license our technology or partner to build additional plants, leveraging existing ethanol industry infrastructure and production capacity.  We may not be successful in our efforts to build out the Luverne Facility or license our technology.

Our Retrofit at the Luverne Facility

In September 2010, we acquired the Luverne Facility, a 22 MGPY ethanol production facility in Luverne, Minnesota.  Since 2010, we made improvements and modifications to the Luverne Facility to add isobutanol production capabilities.  The Luverne Facility is currently configured to produce ethanol and isobutanol, side-by-side.

Third Party Retrofit and Construction Activities

We have commenced a licensing strategy whereby a licensee would invest the capital for the Retrofit of its own ethanol plant or for a new greenfield build out of an isobutanol-producing plant. In return, we, as the licensor, would expect to receive an up-front license fee and ongoing royalty payments from the projects, as well as other potential revenue streams such as yeast sales. This licensing strategy is expected to take some time to develop. The ability to license a technology is generally related to the commercial track record of the underlying technology itself. In addition, revenues from licensing our isobutanol and/or hydrocarbon technologies are expected to be directly linked to the build out of specific projects, which may take multiple years to construct.

Our Production Technology Platform

We have used tools from synthetic biology, biotechnology, chemical catalysis, and process engineering to develop a proprietary set of technologies that enable the potential of cost effective production of isobutanol and hydrocarbon fuels and chemicals.  We believe the technologies to be proven to work, having made and sold products using these technologies.

We have a proprietary fermentation yeast biocatalyst that effectively produces isobutanol. The advantage of this biocatalyst is that it (i) works in large scale fermentation systems, and (ii) can operate in complex biological mixtures such as corn mash or molasses and produce a suitable clean isobutanol product.  The technology is designed to use similar carbohydrate feedstocks, similar to ethanol technology.  For example, carbohydrates from non-food corn, sugar cane, molasses or cellulosic sugars each could be used depending upon cost and availability.  We believe that our technology has the potential to add value to existing ethanol production sites by increasing the site profitability if our technologies are deployed.

We have demonstrated that our isobutanol to hydrocarbon technologies for the production of jet fuel, isooctane, isooctene, and paraxylene appear to be viable from a technical and process point of view.  These catalytic technologies appear to be effective and scalable.

Animal feed, protein, and oil are important products produced at our Luverne Facility.  Animal feed is made from the spent grain mash from isobutanol and fermentations. We market our distiller’s grains to the, beef, swine and poultry industries as a high-protein, high-energy animal feed. The spent yeast from fermentation adds protein to the mix, resulting in a higher protein content than corn itself. By selling the feed, protein, and oil products, we generate additional revenues and effectively reduce the net cost of fermentation feedstock.  Going forward we see opportunity to further add value to animal feed, protein, and oil products, thereby benefiting the site margin at the Luverne Facility, whether we produce isobutanol, ethanol, or both.

Biocatalyst Overview

Our biocatalysts are microorganisms that have been designed to consume carbohydrates and produce isobutanol as a product. Our technology team developed these proprietary biocatalysts to efficiently convert fermentable sugars of all types into isobutanol by engineering isobutanol pathways into the biocatalysts.  We designed our biocatalysts to equal or exceed the performance of the yeast currently used in commercial ethanol production in yield (percentage of the theoretical maximum percentage of isobutanol that can be made from a given amount of feedstock) and rate (how fast the sugar fed to the fermentation is converted to isobutanol). To achieve this, we believe that more than 100 genetic changes have been made to our yeast biocatalyst.  We achieved our target fermentation performance goals at our Luverne Facility, given the scale we at which we operate. We continue to seek to improve the performance parameters of our biocatalyst with a goal of reducing projected capital and operating costs, increasing operating reliability and increasing the volume of isobutanol production.

In 2016, in a project sponsored by the USDA, we used our one MGPY demonstration facility located at ICM, Inc.’s St. Joseph, Missouri facility to convert hydrolyzed wood feedstocks into isobutanol. The isobutanol produced was converted to jet fuel and used for flights on Alaska Airlines.

While we believe that the majority of the development work on a commercially viable isobutanol producing yeast is complete, we expect to continue to make incremental improvements targeted to its commercial performance.

Feedstocks

In the U.S., non-food corn is a commercially attractive feedstock for both ethanol and isobutanol, because it is abundant and readily available, but more importantly because this corn generates low cost carbohydrates, protein and feed for the food chain, and corn oil.  In other parts of the world sugar or molasses from cane, beets, or other sugar producing crops could be used.  In the future, certain types of cellulosic sugars could be used once the cost to acquire those sugars becomes cost effective.  We have designed our biocatalyst platform to be capable of producing isobutanol from any fuel ethanol feedstock currently in commercial use, which we believe, in conjunction with our proprietary isobutanol separation unit, will permit us to modify any existing fuel ethanol facility to produce our products.

Our Luverne Facility is currently set up to use non-food corn as a feedstock.   The starch is fermented to isobutanol and or ethanol, the fiber and protein are isolated from the process and sold as animal feed, and the corn oil is sold for industrial use.

We expect that our feedstock flexibility will allow our technology to be deployed worldwide and will enable us to offer our customers protection from the raw material cost volatility historically associated with petroleum-based products.  For example, in some parts of the world, it may be that molasses is a lower cost feedstock, in others, sugar from beets or cane might be the lower cost feedstock.  As cellulosic sugars become economical, we expect that these could be viable as a feedstock too.

In the future we expect feedstocks to be chosen on the collective basis of (i) cost, (ii) carbon and or sustainability footprint with associated value, (iii) positive contribution to food chain where possible, and (iv) availability of the feedstock at a practical scale.

In June 2015, Agri-Energy, LLC, our wholly-owned subsidiary, entered into a Price Risk Management, Origination and Merchandising Agreement, as amended as of December 21, 2017 (the “Origination Agreement”) with FCStone Merchant Services, LLC (“FCStone”) and a Grain Bin Lease Agreement with FCStone, as amended as of December 21, 2107 (the “Lease Agreement”). Pursuant to the Origination Agreement, FCStone will originate and sell to Agri-Energy, the owner of the Luverne Facility, and Agri-Energy will purchase from FCStone, the entire volume of corn grain used by the Luverne Facility in Luverne, Minnesota.  For more information, see Item 7A.Quantitative and Qualitative Disclosures about Market Risk below.

Conversion of Isobutanol into Hydrocarbons

We have demonstrated conversion of our isobutanol into a wide variety of hydrocarbon products which are currently used to produce plastics, fibers, polyester, rubber and other polymers and hydrocarbon fuels. Hydrocarbon products consist entirely of hydrogen and carbon and are currently derived almost exclusively from petroleum, natural gas and coal. Importantly, isobutanol can be dehydrated to produce butenes, which are an intermediate product in the production of hydrocarbon products with many industrial uses. The straightforward conversion of our isobutanol into butenes is a fundamentally important process that enables isobutanol to be used as a building block chemical. Much of the technology necessary to convert isobutanol into butenes and subsequently into these hydrocarbon products is commonly known and practiced in the chemicals industry today.  For example, the dehydration of ethanol to ethylene, which uses a similar process and technology to the dehydration of isobutanol, is practiced commercially today to serve the ethylene market. The dehydration of isobutanol into butenes is not commercially practiced today because isobutanol produced from petroleum is not cost-competitive with other petrochemical processes for generation of butenes. We believe that our efficient fermentation technology for producing isobutanol will promote commercial isobutanol dehydration and provide us with the opportunity to access hydrocarbon markets. To assist in accessing these markets, we have developed a hydrocarbon processing demonstration plant (“Hydrocarbons Demo Plant”) near Houston, Texas, in partnership with South Hampton Resources, Inc. (“South Hampton”). The Hydrocarbon Demo Plant can process approximately 6,000 to 7,000 gallons of our isobutanol per month into a variety of renewable hydrocarbons for use as fuels and chemicals. We have been selling products from this plant since 2011.

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

Underpinning the ETO technology is our development of proprietary mixed metal oxide catalysts that produce either polymer grade propylene, isobutylene or acetone in high yields in a single processing step. One of the benefits of the technology is that we can use conventional fuel grade specification ethanol that can be sourced from a variety of feedstocks with no apparent adverse impact on end product yields. Water, which is co-fed with the ethanol, is able to be recycled resulting in a process which generates minimal waste. The ethanol and water mixture is vaporized and fed across a fixed catalyst bed resulting in a gaseous product mix consisting of the propylene, isobutylene or acetone, in addition to hydrogen and carbon dioxide, along with lesser amounts of methane and ethylene. Separation of gaseous products can be achieved via conventional process technologies and unit operations within the petroleum industry.

We have found that our ETO technology is effective at converting fusel oils into flavors, fragrances, and certain specialty solvents.  We are evaluating the business opportunities and commercial potential.

Butamax Advanced Biofuels LLC

Between 2011 and 2015, we were involved in an intellectual property dispute with Butamax Advanced Biofuels LLC (“Butamax”).  We believe the dispute was satisfactorily resolved, enabling each of our companies to pursue their respective businesses.

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

Competition

Our isobutanol is targeted for use in the following markets: direct use as a solvent and gasoline blendstock, use in the chemicals industry for producing rubber, plastics, fibers, polyester and other polymers and use in the production of hydrocarbon fuels. We face competitors in each market, some of which are limited to individual markets, and some of which will compete with us across all of our target markets.  Many of our competitors have greater financial resources than we do.  If we fail to raise sufficient capital for our business and strategy, we may not be able to successfully compete.

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

Gasoline blendstocks. In the gasoline blendstock market, isobutanol competes with non-renewable alkylate and renewable ethanol. We estimate the total potential global market for isobutanol as a gasoline blendstock to be approximately 43 BGPY. Alkylate is a premium value gasoline blendstock typically derived from petroleum. However, petroleum feeds for alkylate manufacture are pressured by continued increases in the use of natural gas to generate olefins for the production of alkylate, due to the low relative cost of natural gas compared to petroleum. Isobutanol has fuel properties similar to alkylate and, as such, we expect that isobutanol could be used as a substitute for some alkylate in fuel applications. Ethanol is renewable and has a high octane rating, and although it has a high RVP, ethanol receives a one pound RVP waiver in a large portion of the U.S. gasoline market. Renewability is important in the U.S. because the Renewable Fuels Standard program mandates that a minimum volume of renewable blendstocks be used in gasoline each year. A high octane rating is important for engine performance and is a valuable characteristic because many inexpensive gasoline blendstocks have lower octane ratings. Low RVP is important because the U.S. Environmental Protection Agency (“EPA”) sets maximum permissible RVP levels for gasoline. In markets where low RVP is important, isobutanol can enable refiners to meet fuel specifications at lower cost. Ethanol’s vapor pressure waiver is valuable because it offsets much of the negative value of ethanol’s high RVP. We believe that our isobutanol will be valued for its combination of low RVP, low water solubility, relatively high octane and renewability.

Many production and technology supply companies are working to develop ethanol production from cellulosic feedstocks, including Shell Oil Company, DuPont-Danisco Cellulosic Ethanol LLC, POET, LLC, ICM, Inc., Mascoma Corporation, Inbicon A/S, INEOS New Planet BioEnergy LLC, Archer Daniels Midland Company, BlueFire Renewables, Inc., ZeaChem Inc., Iogen Corporation, Qteros, Inc., and many smaller startup companies. Successful commercialization by some or all of these companies will increase the supply of renewable gasoline blendstocks worldwide, potentially reducing the market size or margins available to isobutanol.

Of particular interest to us is the “ethanol free” gasoline blendstock market.  This market segment is estimated by the EIA to be approximately 5 BGPY in non RFG regions.  In the past, ethanol free gasoline could not be sold in RFG areas because RFG areas require oxygen in gasoline.  Isobutanol can now be used in the RFG areas to make an ethanol free gasoline.  The estimated potential of isobutanol blended gasoline is estimated to be about 2 BGPY.   Isobutanol containing gasoline has been successfully introduced in the Houston region. It appears that isobutanol is uniquely suited to address the market for ethanol free gasoline in RFG areas.  We are unaware of any other viable alternative.

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

Biofuels companies will provide substantial competition in the gasoline market. These biofuels competitors are numerous and include both large established companies and numerous startups. Government tax incentives for renewable fuel producers and regulations such as the United States Renewable Fuel Standard Program or RFS Program help provide opportunities for renewable fuels producers to compete. In particular, in the gasoline and gasoline blendstock markets, Virent Energy Systems, Inc. (“Virent”) offers a competitive process for making gasoline and gasoline blendstocks. However, we have the advantage of being able to target conversion of isobutanol into specific high-value molecules such as isooctane, which can be used to make gasoline blendstocks with a higher value than whole gasoline, which we do not believe Virent’s process can match. In the jet fuel market, we may face competition from companies such as Synthetic Genomics, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation, which are pursuing production of jet fuel from algae-based technology. Renewable Energy Group, Inc. and others are also targeting production of jet fuels from vegetable oils and animal fats. Red Rock Biofuels LLC, Fulcrum BioEnergy, Inc. and others are planning to produce jet fuel from renewable biomass.  In the diesel fuels market, competitors such as Amyris Biotechnologies, Inc. (“Amyris”) provide alternative hydrocarbon diesel fuel. We believe our technology provides a higher yield on feedstock than the isoprenoid fermentation pathway developed by Amyris, which we believe will yield a production cost advantage.

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

As of December 31, 2017, we have been issued 24 U.S. patents and 26 international patents.

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

We have obtained registered trademarks for Gevo Integrated Fermentation TechnologyTM, GIFTTM, and Gevo® in the U.S. These registered and pending U.S. trademarks are also registered or pending in certain foreign countries.

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

Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement, invalidity, misappropriation or other allegations. Any such litigation could result in substantial costs and diversion of our resources.  We may be unable to finance litigation costs, which may harm our ability to enforce our intellectual property rights.  Any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to make, use or sell the products or technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology.

Customers, Partnerships and Collaborations

We commenced a limited commercial scale campaign for the production of isobutanol in 2014 at our Luverne Facility to demonstrate commercial scale capacity and sell the resulting product.  We expect initial commercial production to be directed to serve the high-purity and chemical-grade markets, to provide introductory volumes to the specialty fuel blendstock markets in the U.S. and to be further processed at a demonstration plant near Houston, Texas, to fulfill contracts for various hydrocarbons applications such as ATJ and PX. In 2014, we also began producing and selling isobutanol distiller’s grains or iDGs™, as an animal feed co-product, in a similar manner as distiller’s grains are sold in the ethanol industry today.

In 2017, 2016 and 2015, C&N Ethanol Marketing, LLC accounted for approximately 76%, 71% and 71% of our consolidated revenue, respectively.  In the same years, Land O’Lakes Purina Feed LLC accounted for approximately 17%, 17% and 19% of our consolidated revenue, respectively.  Given our production capacity compared to the overall size of the North American market and the demand for our products, we do not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.

As of December 31, 2017, we had entered into the following key arrangements:

●

HCS Holding GmbH – In May 2017, we signed a supply agreement with HCS Holding GmbH (HCS) to supply isooctane under a five-year offtake agreement. HCS is a manufacturer of specialty products and solutions in the hydrocarbons sector, operating under such brands as Haltermann Carless. In the first phase of the supply agreement, HCS will purchase isooctane produced at our demonstration hydrocarbons plant located in Silsbee, Texas, commencing in May 2017. The pricing is fixed over the first phase and Gevo estimates that this could generate up to $2-3 million of gross revenue per year.  In the second phase of the supply agreement, HCS agreed to purchase 300,000 gallons of isooctane per year, with an option to purchase an additional 100,000 gallons of isooctane per year, under a five-year offtake arrangement upon commencement of production at our first commercial hydrocarbon facility. The supply agreement contains a pricing formula which is intended to provide us a fixed margin. We expect to supply this isooctane from its first commercial hydrocarbons facility, which is likely to be built at the Luverne Facility.

●

Musket Corporation. In June 2016, we entered into an agreement with Musket Corporation (“Musket”) to supply isobutanol for blending with gasoline.  Musket is a national fuel distributor under the umbrella of the Love’s Family of Companies.  In

November 2016, we announced that we had entered the on-road automobile gasoline market in Houston in partnership with Musket.  This marked the first time that our isobutanol had been specifically targeted towards on-road vehicles, a much larger market opportunity for isobutanol than specialty segments.  On February 8, 2018, we announced that we had strengthened our existing relationship with Musket Corporation, a national fuel distributor under the umbrella of the Love’s Family of Companies, by amending our existing isobutanol supply agreement to provide Musket with the exclusive right to sell our renewable isobutanol within a 300 mile radius of Houston, Texas.  This agreement establishes a market region that encompasses Austin, Dallas, Fort Worth, Oklahoma, Louisiana, as well as the majority of South and East Texas.

•

C&N Ethanol Marketing, LLC. In August 2011, we entered into a renewable fuels supply chain services agreement with C&N Ethanol Marketing Corporation, later changed to C&N Ethanol Marketing, LLC by amendment (“C&N”) to provide supply chain services including logistics management, customer service support, invoicing and billing services. Substantially all ethanol sold by us since September 2010 was sold to C&N.

•

Land O’Lakes Purina Feed LLC. In December 2011, we entered into a commercial off-take and marketing agreement with Land O’Lakes Purina Feed LLC (“Land O’Lakes Purina Feed”) for the sale of iDGs™ produced by the Luverne Facility. Land O’ Lakes Purina Feed provides farmers and ranchers with an extensive line of agricultural supplies (feed, seed, and crop protection products) and services. Pursuant to the agreement, Land O’Lakes Purina Feed will be the exclusive marketer of our iDGs™ and modified wet distiller’s grains for the animal feed market. The agreement has an initial three-year term following the first commercial sales of iDGs™ with automatic one-year renewals thereafter unless terminated by one of the parties. Further, we plan to work with Land O’Lakes Purina Feed to explore opportunities to upgrade the iDGs™ for special value-added applications in feed markets. Land O’ Lakes Purina Feed also provides marketing services for the sale of our ethanol distiller grains.

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

•

Clariant Corp. Since 2016, we have been working with Clariant Corp., one of the world’s leading specialty chemical companies, to develop catalysts to enable Gevo’s “ETO” technology and improve Gevo’s other hydrocarbon technology.  Gevo’s ETO technology, which uses ethanol as a feedstock, produces tailored mixes of propylene, isobutylene and hydrogen, which are valuable as standalone molecules, or as feedstocks to produce other products such as diesel fuel and commodity plastics, that would be drop-in replacements for their fossil-based equivalents.

•

Northwest Advanced Renewables Alliance.  We have provided NARA with technology to enable the commercial scale processing of cellulosic sugars from wood waste into valuable products. The cellulosic jet fuel made using our technologies was used in a 1,000-gallon renewable fuel commercial flight flown by Alaska Airlines in November 2016.  Our isobutanol and ATJ technologies were both licensed by NARA as part of this project. NARA was a five-year project supported by the U.S. Department of Agriculture, National Institute of Food and Agriculture, and is comprised of 22 member organizations from industry, academia and government laboratories. Its mission was to facilitate development of biojet and bioproduct industries in the Pacific Northwest using forest residuals that would otherwise become waste products.  The NARA project ended in 2017 after a short-term extension with additional financing of approximately $50,000 was provided in the summer of 2017.

Research and Development

Our strategy depends on continued improvement of our technologies for the production of isobutanol, as well as next generation chemicals and biofuels based on our isobutanol technology. Accordingly, we annually devote significant funds to research and development. The following table shows our research and development costs by function (in thousands).

	Year Ended December 31,
	2017	2016	2015
Biocatalyst development	$1,991	$2,867	$3,435
Process engineering and operation of pilot and demo plants	2,188	1,714	1,344
Chemistry and applications development	1,003	635	1,831
Total Research and Development Expense	$5,182	$5,216	$6,610

During 2017, 2016 and 2015, we recorded revenue from government grants and cooperative agreements in the amounts of $44,000, $0.5 million, and $1.2 million, respectively, which primarily related to research and development activities performed in our biocatalyst, chemistry, and applications development groups.

Our research and development activities are currently being performed primarily in our corporate headquarters located in Englewood, Colorado and the Hydrocarbons Demo Plant in Silsbee, Texas.

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

When built at a dry-mill facility, our GIFT™ fermentation process creates iDGs™, a potential animal feed component, as a co-product. We are currently approved to sell iDGs™ as animal feed through the self-assessed Generally Regarded as Safe (“GRAS”) process of the U.S. Food and Drug Administration (the “FDA”) via third party scientific review. While we believe we can rely on the GRAS process, as we update our biocatalysts to increase isobutanol production, for further customer assurance, we also intend to pursue approval upon a completed biocatalyst from the Center for Veterinary Medicine of the FDA. Even if we receive such approval, the FDA’s policies may change and additional government regulations may be enacted that could prevent, delay or require regulatory approval of our co-products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

There are various third-party certification organizations, such as ASTM International and Underwriters’ Laboratories, Inc. (“UL”), involved in certifying the transportation, dispensing and use of liquid fuel in the U.S. and internationally. In 2013, a specification for fuel grade isobutanol titled ASTM D7862 “Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel” was published. In April 2016, ASTM International completed its process of approving the revision of ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) to include alcohol to jet synthetic paraffinic kerosene (ATJ-SPK) derived from renewable isobutanol. In addition, UL has published guidance on the use of isobutanol-gasoline blends in its UL87A fuel dispensers.  When ATJ-SPK which meets the specifications of ASTM D7566 is blended at a level of 30% or lower with petroleum based jet fuel which meets the specifications of ASTM D1655, the entire blended product meets the specifications of ASTM D1655, conventional jet fuel.  In other words, the blend containing the ATJ-SPK is completely fungible with any conventional D1655 jet fuel. Voluntary standards development organizations may change and additional requirements may be enacted that could prevent or delay marketing approval of our products. The process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. We do not anticipate a material adverse effect on our business or financial conditions as a result of our efforts to comply with these requirements, but we cannot predict the likelihood, nature or extent of adverse third-party requirements that might arise from future action, either in the U.S. or abroad.

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

Our products benefit from the United States Renewable Fuel Standard Program or RFS Program in that our ethanol and isobutanol are currently eligible for Renewable Identification Numbers or RINS that have value based on the current RFS Program.   The RFS Program could change, impacting our products, positively or negatively.

Various systems are being put in place around the workd to measure carbon intensity and reduction of greenhouse gas emissions, with the intent of creating a system to monetize the value of the reduction of carbon.  LCFS in CA is a good example.  In order to benefit from such systems, companies need to have their products qualified through a regulatory process.  There is no guarantee that any benefit could be gained.  Gevo has not yet attempted to gain approval for programs such as LCFS.

Segments and Geographic Information

We have determined that we have two operating segments: (i) Gevo segment; and (ii) Gevo Development/Luverne segment. We organize our business segments based on the nature of the products and services offered through each of our consolidated legal entities. Transactions between segments including revenue, loss from operations and total assets by segment are eliminated in consolidation. For additional financial information related to our segments, see Note 18 Segments in Item 8. Financial Statements and Supplemental Data, of this Report

Gevo Segment. Our Gevo segment is responsible for all research and development activities related to the future production of isobutanol, including the development of our proprietary biocatalysts, the production and sale of biojet fuel, our Retrofit process and the next generation of chemicals and biofuels that will be based on our isobutanol technology. Our Gevo segment also develops, maintains and protects our intellectual property portfolio, develops future markets for our isobutanol and provides corporate oversight services.

Gevo Development/Agri-Energy. Our Gevo Development/Agri-Energy segment is currently responsible for the operation of our Luverne Facility and the production of ethanol, isobutanol and related products. Substantially all of the ethanol produced from the date of the acquisition of the Luverne Facility through December 31, 2017 was sold through an ethanol marketing company. Sales of ethanol and related products from our Gevo Development/Luverne segment comprised approximately 90% of our consolidated revenue for the fiscal year ended December 31, 2017.

The following table sets forth our revenue by reportable segment (in thousands).

	Year Ended December 31,
	2017	2016	2015
Revenues:
Gevo	$1,097	$2,425	$2,911
Gevo Development / Agri-Energy	26,439	24,788	27,226
Consolidated	$27,536	$27,213	$30,137

Geographic Information.  For both the Gevo and the Gevo Development/Agri-Energy, all revenue is earned and all assets are held in the U.S.

Employees

As of December 31, 2017, we employed 51 employees, 22 of whom were employed by us in our principal offices located in Englewood, Colorado. Of our employees, 13 were engaged in research and development activities and 9 were engaged in general, administrative and business development activities. As of December 31, 2017, our subsidiary, Agri-Energy, employed 29 employees, all of whom were located in Luverne, Minnesota, and involved in the operations of our production facility. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

As of December 31, 2017, we had approximately $16.7 million in outstanding 12% Convertible Senior Notes, due 2020, which were issued to WB Gevo, Ltd. (“Whitebox”) in June 2017 (the “2020 Notes”). In addition, we and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indenture governing the 2020 Notes. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in this “Certain Risks Related to Owning Our Securities” section could intensify.

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

Our audited financial statements for the year ended December 31, 2017, were prepared under the assumption that we would continue our operations as a going concern.  Our independent registered public accounting firm for the year ended December 31, 2017 included a “going concern” emphasis of matter paragraph in its report on our financial statements as of, and for the year ended, December 31, 2017, indicating that the amount of working capital at December 31, 2017 was not sufficient to meet the cash requirements to fund planned operations  through the period that is one year after the date our 2017 financial statements are issued without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms.

Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Based on our current operating plan, existing working capital at December 31, 2017 was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2017 financial statements are issued unless we are able to restructure and extend our debt obligations and/or raise additional capital to fund operations. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, sales of our licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses of $24.6 million, $37.2 million, and $36.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $401.4 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue primarily from the sale of isobutanol, ethanol and related products at the Luverne Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.

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

Significant portions of our resources have been dedicated to research and development, as well as demonstrating the effectiveness of our technology through the Retrofit of the Luverne Facility. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our technologies, developing future markets for our isobutanol and accessing and Retrofitting facilities necessary for the production of isobutanol on a commercial scale. These expenditures may include costs associated with research and development, accessing existing ethanol plants, Retrofitting or otherwise modifying the plants to produce isobutanol, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the isobutanol we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

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

Our future capital requirements will depend on many factors, including:

●	the timing of, and costs involved in developing and optimizing our technologies for full-scale commercial production of isobutanol;
●	the timing of, and costs involved in accessing existing ethanol plants;
●	the timing of, and costs involved in Retrofitting the plants we access with our technologies;
●	the costs involved in establishing enhanced yeast seed trains, including at the Luverne Facility;
●	the costs involved in acquiring and deploying additional equipment to attain final product specifications including at the Luverne Facility, that may be required by future customers;
●	the costs involved in increasing our isobutanol production capacity, including at the Luverne Facility;
●	the cost and timing to expand the Luverne Facility into our first commercial hydrocarbons facility;
●	the cost of operating, maintaining and increasing production capacity of the Retrofitted plants;
●	our ability to negotiate agreements supplying suitable biomass to our plants, and the timing and terms of those agreements;
●	the timing of, and the costs involved in developing adequate storage facilities for the isobutanol we produce;
●	our ability to gain market acceptance for isobutanol as a specialty chemical, gasoline blendstock and as a raw material for the production of hydrocarbons;
●	our ability to negotiate supply agreements for the isobutanol we produce, and the timing and terms of those agreements, including terms related to sales price;
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including the 2020 Notes. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

●	our research and development activities;
●	our plans to access and/or Retrofit existing ethanol facilities;
●	our production of isobutanol at Retrofitted plants, including at the Luverne Facility;
●	any plans to further expand production of isobutanol or other products at the Luverne Facility;
●	our production of hydrocarbons at the demonstration plant located at the South Hampton facility near Houston, TX, or any other future facilities;
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

Our Retrofit of the Luverne Facility is our first commercial Retrofit and, as a result, our full-scale commercial production of isobutanol at the Luverne Facility could be delayed or we could experience significant cost overruns in comparison to our current estimates.

In September 2010, we acquired ownership of the Luverne Facility in Luverne, Minnesota. To date, we have successfully demonstrated fermentation operations at commercial scale combined with the use of our GIFT ™separation system using corn mash feedstock at the Luverne Facility. We may incur additional costs in order to further optimize the production of isobutanol, or both isobutanol and ethanol simultaneously, at the Luverne Facility.  We may determine that it is necessary to incur additional costs to further optimize the Luverne Facility or to increase production of isobutanol or other products at the Luverne Facility, but the funds necessary may not be available when we need them, on terms that are acceptable to us or at all. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including the 2020 Notes. If additional funding is not available to us, or not available on terms acceptable to us, our ability to optimize the isobutanol production technology currently in place at the Luverne Facility and achieve full-scale commercial production at this facility may be limited. Such a result could reduce the scope of our business plan and have an adverse effect on our results of operations.

The Luverne Facility is our first commercial isobutanol production facility, and, as such, we may be unable to produce planned quantities of isobutanol and any such production may be more costly than we anticipate.

Since commencing initial startup operations for the production of isobutanol at the Luverne Facility in May 2012, we have encountered some production challenges, including contamination issues, which have resulted in lower than planned isobutanol production.  While we have resumed production of isobutanol at the Luverne Facility, this is our first commercial isobutanol production facility and we may encounter further production challenges, including, but not limited to, being unable to manage plant contamination, and we may add additional processing steps or incur additional capital expenditures to achieve our target customers’ product specifications and/or to increase production levels at the facility. In addition, the Luverne Facility was constructed in 1998.  As an older production facility, the Luverne Facility may be more susceptible to maintenance issues that result in production challenges than newer production facilities.  Any such production challenges may delay our ramp up of production capacity, prevent us from producing significant quantities of isobutanol, significantly increase our cost to produce isobutanol, or cause us to switch to producing ethanol or produce both products simultaneously, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our Retrofits, including the Retrofit of the Luverne Facility, may include additional equipment that we believe will allow us to switch between ethanol and isobutanol production, or produce both products simultaneously, but we cannot guarantee that we will be successful in switching between isobutanol and ethanol production, or producing both products simultaneously, in a timely or efficient manner at these facilities.

In July 2014, we began more consistent co-production of isobutanol and ethanol at our Luverne Facility with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production.  We believe that the capability to switch between ethanol and isobutanol production, or produce both products simultaneously (as evidenced by our Luverne Facility) will, subject to regulatory factors and depending on market conditions, mitigate certain significant risks associated with startup operations for isobutanol production, but there can be no assurance that we will be able to revert to ethanol production, or produce both products simultaneously at future plants, or that it will make sense, based on the then-current economic conditions for the production of ethanol, to do so. Even if we are able to revert to ethanol production, or produce both products simultaneously at certain facilities, those facilities may produce ethanol less efficiently or in lower volumes than they did prior to the Retrofit and such ethanol production may not generate positive economic returns. If we are unable to produce isobutanol at the volumes, rates and costs that we expect and are unable to revert to ethanol production at full capacity, or produce both products simultaneously, we would be unable to match the facility’s historical economic performance and our business, financial condition and results of operations would be materially adversely affected.

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

The ethanol facilities that we have Retrofitted or plan to Retrofit to produce isobutanol use significant amounts of natural gas to produce ethanol. After Retrofit with our GIFT ™ technology, these facilities will continue to require natural gas to produce isobutanol and/or ethanol. Accordingly, our business is dependent upon natural gas supplied by third parties. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as weather conditions, overall economic conditions and governmental regulations. Should the price of natural gas increase, our performance could suffer. Likewise, disruptions in the supply of natural gas could have a material impact on our business and results of operations.

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

We sell distiller’s grains as a co-product from the production of ethanol at the Luverne Facility during any period in which the production of isobutanol is temporarily paused and our management decides that the Luverne Facility will be temporarily reverted to ethanol production, or during periods in which we produce both isobutanol and ethanol simultaneously. We may also sell distiller’s grains produced by other ethanol facilities that we acquire, enter into a joint venture or tolling arrangement with, or license to in the future. We also sell the iDGs™ that are produced as a co-product of our commercial isobutanol production. Distiller’s grains and iDGs™ compete with other animal feed products, and decreases in the prices of these other products could decrease the demand for and price of distiller’s grains and iDGs™. Additionally, we have produced limited quantities of commercial iDGs™ and, as such, there is a risk that our iDGs™ may not meet market requirements. If the price of distiller’s grains and iDGs™ decreases or our iDGs™ do not meet market requirements, our revenue from the sale of distiller’s grains and future revenue from the sale of iDGs™ could suffer, which could have a material adverse effect on our financial condition.

To the extent that we produce ethanol before commencing isobutanol production, or during periods in which we make the strategic decision to revert to ethanol production, or produce both products simultaneously, we will be vulnerable to fluctuations in the price of and cost to produce ethanol.

We believe that, like the Luverne Facility, the other third-party ethanol production facilities we access can continue to produce ethanol during most of the Retrofit process. In certain cases, we may obtain income from this ethanol production. Further, we have designed our isobutanol production technology (including the Retrofit of the Luverne Facility) to allow us to revert to ethanol production at certain facilities, or produce both products simultaneously, when the economic conditions for ethanol production make such production desirable. Our earnings from ethanol revenue will be dependent on the price of, demand for and cost to produce ethanol. Decreases in the price of ethanol, whether caused by decreases in gasoline prices, changes in regulations, seasonal fluctuations or otherwise, will reduce our revenues, while increases in the cost of production will reduce our margins. To the extent that ethanol production costs increase or price decreases, earnings from ethanol production could suffer, which could have a material adverse effect on our business.

Sustained narrow commodity margins may cause us to operate at a loss or to reduce or suspend production of ethanol and/or isobutanol at the Luverne Facility, and we may or may not be able to recommence production when margins improve.

Our results from operations will be substantially dependent on commodity prices. Many of the risks associated with volatile commodity prices, including fluctuations in feedstock costs and natural gas costs, apply both to the production of ethanol and isobutanol. Sustained unfavorable commodity prices may cause our combined revenues from sales of ethanol, isobutanol and related co-products to decline below our marginal cost of production. As market conditions change, our management may decide to reduce or suspend production of ethanol and/or isobutanol at the Luverne Facility.

The decision to reduce or suspend production at a facility may create additional costs related to continued maintenance, termination of staff, certain unavoidable fixed costs, termination of customer contracts and increased costs to increase or recommence production in the future. These costs may make it difficult or impractical to increase or recommence production of ethanol and/or isobutanol at the Luverne Facility even if margins improve. In addition, any reduction or suspension of the production of ethanol and/or isobutanol at the Luverne Facility may slow or stop our commercialization process, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success depends on our ability to produce commercial quantities of isobutanol in a timely and economic manner. While we have produced isobutanol using our biocatalysts at the Luverne Facility in commercial-scale fermenters, our biocatalysts have not yet produced isobutanol at fully optimized levels at a commercial facility. The risk of contamination and other problems rises as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production. In addition, we have limited experience sourcing large quantities of feedstocks and in storing and/or distributing significant volumes of isobutanol. The technological and logistical challenges associated with each of the processes involved in production, sale and distribution of isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner, or at all. Even if we are successful in developing an economical process for converting first generation carbohydrate feedstocks such as corn and sugar cane into commercial quantities of isobutanol, we may not be able to adapt such process to other biomass raw materials, including cellulosic biomass.

Prior to commencement of the Luverne Facility Retrofit, we had never built (through Retrofit or otherwise) or operated a commercial isobutanol facility. We believe that we understand the engineering and process characteristics necessary to successfully scale up to larger facilities, and we expect to incur additional capital expenditures to increase isobutanol production levels at the Luverne Facility, but these assumptions may prove to be incorrect. Accordingly, we cannot be certain that we can consistently produce isobutanol in an economical manner in commercial quantities. If our costs to build large-scale commercial isobutanol facilities are significantly higher than we expect or if we fail to consistently produce isobutanol economically on a commercial scale or in commercial volumes, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

Although we will be able to apply our experience from the Retrofit of the Luverne Facility, no two ethanol facilities are exactly alike, and each Retrofit or construction project will require individualized engineering and design work.  Unexpected difficulties unique to the Porta Facility may cause delays in commencing production, and there is no guarantee that we will be successful in properly completing the project. Any such unexpected difficulties could delay or limit the revenues that we are able to derive from the licensing arrangement with Porta.  Moreover, there can be no assurances that the Retrofit of the Porta facility will ever be completed or Porta will construct other isobutanol plants as contemplated.  If the Porta Facility project is not completed or if Porta does not construct additional isobutanol facilities, Gevo will not generate any revenue.  In addition, if Porta experiences delays or is unsuccessful in completing the Porta Facility project, this may limit Gevo’s ability to license its technology to others, which could reduce the scope of Gevo’s business plan and have a material adverse effect on Gevo’s results of operations. In addition, if we experience delays or are unsuccessful in completing the Porta Facility project, this may limit our ability to license our technology to others, which could reduce the scope of our business plan and have a material adverse effect on our results of operations.

Our development strategy relies on our relationships with partners such as Praj Industries Limited (“Praj”) and Porta.

In November 2015, we entered into a joint development agreement and a development license agreementwith Praj with the goal for Praj to adapt our isobutanol technology to using non-corn based sugars and lignocellulose feedstocks. Praj is one of the leading suppliers of EPC services to the ethanol industry globally, having provided such services to approximately 350 ethanol plants across 65 countries. As a result, we believe that our alliance with Praj will allow us to more quickly achieve commercial-scale production of isobutanol derived from feedstock outside of the U.S. Porta is a leading supplier of EPC services to the ethanol industry in South America. As a result, we believe that our alliance with Porta will allow us to more quickly achieve commercial-scale production of isobutanol in Argentina and potentially elsewhere in South America. However, Praj and Porta may fail to fulfill their obligations to us under our agreements with them such as failing to meet milestones associated with our joint development agreement. If Praj and Porta fail to fulfill their obligations to us under our agreements, our ability to realize continued development and commercial benefits from our alliance could be affected and our business and prospects could be harmed.

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

Our strategy currently includes accessing and Retrofitting, either independently or with potential development partners or licensees, existing ethanol facilities for the production of large quantities of isobutanol for commercial distribution and sale. In addition to the Luverne Facility, we have signed licensing agreements with Porta and Praj. However, we may not find future development partners with whom we can implement this growth strategy, and we may not be able to identify facilities suitable for joint venture, acquisition, lease or license.

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

No two ethanol facilities are exactly alike, and each Retrofit will require individualized engineering and design work. There is no guarantee that we or any contractor we retain will be able to successfully design a commercially viable Retrofit, or properly complete the Retrofit once the engineering plans are completed. Prior to commencement of the Luverne Facility Retrofit, we had never built, via Retrofit or otherwise, a full-scale commercial isobutanol facility. Despite our experience with the Retrofit of the Luverne Facility, our estimates of the capital costs that we will need to incur to Retrofit a commercial-scale ethanol facility may prove to be inaccurate, and each Retrofit may cost materially more to engineer and build than we currently anticipate. For example, our estimates assume that each plant we Retrofit will be performing at full production capacity, and we may need to expend substantial sums to repair or modify underperforming facilities prior to Retrofit.

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

Though our Retrofit design for certain facilities will include the capability to switch between isobutanol and ethanol production, or produce both products simultaneously (as demonstrated by our Luverne Facility), we may be unable to successfully revert to ethanol production, or produce both products simultaneously at certain facilities, or such facilities may produce ethanol less efficiently or in lower volumes than they did before the Retrofit. In addition, we may be unable to secure the necessary regulatory approvals and permits to switch between isobutanol and ethanol production, or produce both products simultaneously, in a timely manner, or at all. Thus, if we fail to achieve commercial levels of isobutanol production at a Retrofitted facility, we may be unable to rely on ethanol production as an alternative or additional revenue source, which could have a material adverse effect on our prospects.

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

Even if we produce isobutanol, ATL or other products at our targeted rates, we may be unable to produce these products to meet customer specifications, including those defined in ASTM D7862 “Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel’ or ASTM D7566 “Standard Specifications for Aviation Turbine Fuel Containing Synthesized Hydrocarbons”. We may need to add additional processing steps or incur capital expenditures in order to meet customer specifications which could add significant costs to our production process. For example, at the Luverne Facility we intend to acquire and install a product purification column, which we believe will allow us to achieve our target customers’ product specifications without continuing to rely on third-party contract tolling providers. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. A failure to successfully meet the specifications of our potential customers could decrease demand, and significantly hinder market adoption of our products.

We lack significant experience operating commercial-scale ethanol and isobutanol facilities, and may encounter substantial difficulties operating commercial plants or expanding our business.

We have very limited experience operating commercial-scale ethanol and isobutanol facilities. Accordingly, we may encounter significant difficulties operating at a commercial scale. We believe that our future facilities will, like the Luverne Facility, be able to continue producing ethanol during much of the Retrofit process. We will need to successfully administer and manage this production. Although Porta and the employees at the Luverne facility are experienced in the operation of ethanol facilities, and our future development partners or the entities that we acquire may likewise have such experience, we may be unable to manage ethanol-producing operations, especially given the possible complications associated with a simultaneous Retrofit. Once we complete a commercial Retrofit, operational difficulties may increase, because neither we nor anyone else has significant experience operating a pure isobutanol fermentation facility at a commercial scale. The skills and knowledge gained in operating commercial ethanol facilities or small-scale isobutanol plants may prove insufficient for successful operation of a large-scale isobutanol facility, and we may be required to expend significant time and money to develop our capabilities in isobutanol facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

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

While we have demonstrated the ability to produce isobutanol under the demonstration plant operating conditions and under commercial scale operating conditions at the Luverne Facility, and we have succeeded in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield in laboratory tests, we have not yet reached all performance targets in a commercial plant environment. Ultimately, our yeast biocatalyst may not be able to meet the commercial performance targets in a timely manner, or ever. In addition, the risk of contamination and other problems may increase as we seek to ramp up our production capacity, which could negatively impact our cost of production or require additional capital expenditures to solve for these problems. If we encounter difficulties in optimizing our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

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

Even if we are successful in consistently producing isobutanol and our hydrocarbon products on a commercial scale, we may not be successful in negotiating pricing terms sufficient to generate positive results from operations at the Luverne Facility.

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. As an early stage company, we lack commercial operating experience, and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to negotiate pricing terms for the isobutanol and other products we produce that generate positive results from the operations of the Luverne Facility. Many of our potential customers may be more experienced in these matters than we are. We may fail to negotiate these agreements in a timely manner, which may force us to dedicate resources to sales in spot markets. If we become more dependent on spot market sales our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for our products.

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

Many of our end-products such as isobutanol, ethanol and hydrocarbon products have some level of price correlation with crude oil. If crude oil prices were to remain at low levels over a sustained period of time, this may have an impact on the pricing that we are able to achieve in the marketplace for many of those end-products. This may cause us to operate at a lower, or negative, operating margins and, as a result, our management may decide to reduce or suspend production of ethanol and/or isobutanol at the Luverne Facility. Unfavorable operating margins may also impact our ability to access and Retrofit, either independently or with potential development partners or licensees, existing ethanol facilities for the production of isobutanol for commercial distribution and sale.

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

Acquisitions involve numerous risks, including problems integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core business, adverse effects on existing business relationships with current and/or prospective partners, customers and/or suppliers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. Other than our acquisition of Luverne, we have not engaged in acquisitions in the past, and do not have experience in managing the integration process. Therefore, we may not be able to successfully integrate any businesses, assets, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. The integration process could divert management time from focusing on operating our business, result in a decline in employee morale and cause retention issues to arise from changes in compensation, reporting relationships, future prospects or the direction of the business. In addition, we may acquire companies that have insufficient internal financial controls, which could impair our ability to integrate the acquired company and adversely impact our financial reporting. If we fail in our integration efforts with respect to acquisitions and are unable to efficiently operate as a combined organization, our business, financial condition and results of operations may be materially adversely affected.

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

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs and harm our research and development efforts, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.

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

In the production of other biofuels, including our hydrocarbon products, key competitors include Shell Oil Company, BP, Neste Corporation, Altair Engineering, Inc., Fulcrum Bioenergy, Inc., Red Rocks Biofuels LLC,  POET, LLC, ICM, Inc., Mascoma Corporation, Inbicon A/S, INEOS New Planet BioEnergy LLC, Archer Daniels Midland Company, BlueFire Renewables, Inc., Iogen Corporation, and many smaller startup companies. If these companies are successful in establishing low cost cellulosic ethanol or other fuel production, it could negatively impact the market for our isobutanol as a gasoline blendstock. In the markets for the hydrocarbon fuels that we plan to produce from our isobutanol, we will face competition from the incumbent petroleum-based fuels industry. The incumbent petroleum-based fuels industry makes the vast majority of the world’s gasoline, jet and diesel fuels and blendstocks. It is a mature industry with a substantial base of infrastructure for the production and distribution of petroleum-derived products. The size, established infrastructure and significant resources of many companies in this industry may put us at a substantial competitive disadvantage and delay or prevent the establishment and growth of our business in the market for hydrocarbon fuels.

Biofuels companies may also provide substantial competition in the hydrocarbon fuels market. With respect to production of renewable gasoline, biofuels competitors are numerous and include both large established companies and numerous startups. For example, Virent Energy Systems, Inc. has developed a process for making gasoline and gasoline blendstocks. Many other competitors may do so as well. In the jet fuel market, we will face competition from companies such as Synthetic Genomics, Inc., and Exxon-Mobil Corporation that are pursuing production of jet fuel from algae-based technology.  Renewable Energy Group, Inc. and others are also targeting production of jet fuels from vegetable oils and animal fats.  Red Rock Biofuels LLC and others are planning to produce jet fuel from renewable biomass. We may also face competition from companies working to produce jet fuel from hydrogenated fatty acid methyl esters. In the diesel fuels market, competitors such as Amyris Biotechnologies, Inc., Renewable Energy Group, Inc., Fulcrum Bioenergy, Inc., Neste Corporation and Altair Engineering, Inc.,  have developed technologies for production of alternative hydrocarbon diesel fuel.

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

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, human error, unauthorized access, natural disasters, intentional acts of vandalism, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our business. To the extent that any disruption or security breach results in a loss or damage to our data or inappropriate disclosure of confidential or proprietary information, we may incur liability, reputation damage and harm to our business operations.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2017. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

Competiveness for our products for fuel use in the U.S. depends in part on the United States Renewable Fuel Standard Program or RFS Program at the federal level, and the benefits to our products derived from the RFS Program could change.

The RFS Program and policy are currently being discussed by policy makers.  The RFS Program and policy could change impacting the RIN benefits our products could receive, making our products less competitive to the incumbent products made from petroleum.

We may not qualify for significant carbon value benefit in those states, regions, and countries where renewable carbon value in fuel products is being assigned.

The possibility exists that our products may not qualify for benefits of the Low Carbon Fuel Standard Program (LCFS) in California or similar programs in other states and countries.  Failure of our products to qualify for LCFS or other similar programs could have a material adverse effect on our business.

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

Only some of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent handed down by the Federal Circuit Court and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Currently, one of our issued patents is being challenged in regulatory proceedings before the USPTO. These proceedings may result in the claims being amended or canceled. If the claims are amended or canceled, the scope of our patents claims may be narrowed, which may reduce the scope of protection afforded by our patent portfolio. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

Large-scale commercialization of our isobutanol may require approvals from state and federal agencies. Before we can sell isobutanol as a fuel or as a gasoline blendstock directly to large petroleum refiners, we must receive EPA fuel certification. On March 15, 2018, the EPA published a notice for public comment on the EPA’s intent to register isobutanol for blending into gasoline which would allow us to sell isobutanol as a fuel or as a gasoline blendstock directly to large petroleum refiners and would move our small business registration to a full registration (including Tier 1 EPA testing. Final approval has not yet occurred,  and there is no guarantee of receiving it.

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

Jet fuels must meet various statutory and regulatory requirements before they may be used in commercial aviation, including regulations of the Federal Aviation Administration (“FAA”) and specifications determined by ASTM International. Currently, our renewable jet fuel meets the FAA regulations and the ASTM International specifications.  However, changes to applicable regulations and specifications.in the future might have a material adverse effect on our business if such changes resulted in our renewable jet fuel not being eligible for use in commercial aviation.

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

Many of the ethanol plants we initially plan to Retrofit use dry-milled corn as a feedstock. We plan to sell, as animal feed, the iDGs™ left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs™ as animal feed through the self-assessed Generally Regarded as Safe (“GRAS”) process of the U.S. Federal Drug Administration (the “FDA”) via third party scientific review.  In order to improve the value of our iDGs™, we are working with The Association of American Feed Control Officials (“AAFCO”) to establish a formal definition for our iDGs™ as well as clearance for the materials into animal feed.  We believe obtaining AAFCO approval will increase the value of our iDGs™ by offering customers of our iDGs™ further assurance of the safety of our iDGs™. If we make certain changes in our biocatalyst whereby we can no longer rely on our GRAS process, we would be required to obtain FDA approval for marketing our iDGs™.  While we believe we can rely on the GRAS process, as we update our biocatalysts to increase isobutanol production, for further customer assurance, we also intend to pursue approval upon a completed biocatalyst from the Center for Veterinary Medicine of the FDA.  FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. While we have sold initial quantities of our iDGs TM  from the Luverne Facility, if FDA or AAFCO approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs™, our net cost of production will increase, which may hurt our operating results.

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

On June 21, 2017, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, we had an initial compliance period of 180 calendar days, to regain compliance with this requirement. On December 20. 2017, the Nasdaq Stock Market granted us an additional 180 calendar days, or until June 18, 2018, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before June 18, 2018. The Nasdaq determination to grant the second compliance period was based on our meeting of the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

Furthermore, it would be a fundamental change under the indenture governing our 2020 Notes if our common stock is not listed on a national securities exchange. In such circumstance we would be required to offer to repurchase the 2020 Notes at 100% of principal plus accrued and unpaid interest to, but not including, the repurchase date. We would also be required to pay the holders of the 2020 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such 2020 Notes, to, but not including, the maturity date of such 2020 Notes.

Future issuances of our common stock or instruments convertible or exercisable into our common stock, including in connection with conversions of 2020 Notes or exercises of warrants, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.

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

We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the 2020 Notes and/or the exercise of some or all of the warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Additionally, under the terms of certain warrants in the event that a warrant is exercised at a time when we do not have an effective registration statement covering the underlying shares of common stock on file with the SEC, such warrant may be net exercised, which will dilute the ownership interests of existing stockholders without any corresponding benefit of a cash payment for the exercise price of such warrant.

As of December 31, 2017, we had approximately $16.7 million in outstanding 2020 Notes, which were convertible into 28.8 million shares of our common stock at the conversion rate in effect on December 31, 2017. The 28.8 million shares includes 6.1 million shares of common stock that may be issuable from time to time in the event that we pay a portion of the interest on the 2020 Notes in kind or elects to pay make-whole payments due upon conversion of the 2020 Notes, if any, in shares of common stock. The anticipated conversion of the outstanding 2020 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2020 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value.

The market price of shares of our common stock has experienced significant price and volume fluctuations.

We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

●	actual or anticipated fluctuations in our financial condition and operating results;
●	the position of our cash and cash equivalents;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	announcements of technological innovations by us, our partners or our competitors;
●	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;
●	our ability to consistently produce commercial quantities of isobutanol at the Luverne Facility and ramp up production to nameplate capacity;
●	additions or losses of customers or partners;
●	our ability to obtain certain regulatory approvals for the use of our isobutanol in various fuels and chemicals markets;
●	commodity prices, including oil, ethanol and corn prices;
●	additions or departures of key management or scientific personnel;
●	competition from existing products or new products that may emerge;
●	issuance of new or updated research reports by securities or industry analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	litigation involving us, our general industry or both;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcements or expectations of additional financing efforts or the pursuit of strategic alternatives;
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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock, regardless of our operating performance, and cause the value of your investment to decline. Because our 2020 Notes are convertible into our common stock and our warrants are exercisable into our common stock, volatility or a reduction in the market price of our common stock could have an adverse effect on the trading price of our 2020 Notes and our warrants. Holders who receive common stock upon exercise of the warrants will also be subject to the risk of volatility and a reduction in the market price of our common stock. In addition, the existence of our 2020 Notes and our outstanding warrants may encourage short selling in our common stock by market participants because the conversion of the 2020 Notes or exercise of the warrants could depress the price of our common stock.

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

The price of our common stock could also be affected by possible sales of common stock by investors who view our 2020 Notes or warrants as a more attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock. The hedging or arbitrage could, in turn, affect the trading prices of the warrants, or any common stock that holders receive upon exercise of the warrants.

Sales of a substantial number of shares of our common stock or securities linked to our common stock, such as our 2020 Notes and warrants, in the public market could occur at any time. These sales, or the perception in the market that such sales may occur, could reduce the market price of our common stock.

In addition, certain holders of our outstanding common stock (including shares of our common stock issuable upon the conversion of certain 2020 Notes or upon exercise of certain outstanding warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Indebtedness under our 2020 Notes is secured by a first lien, on substantially all of our assets. Accordingly, if an event of default were to occur under our credit facilities, holders of our 2020 Notes would have a priority right to our assets, to the exclusion of our general creditors, in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them, resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for distribution to holders of our equity securities

The terms of the agreements governing our indebtedness, including our secured indebtedness with Whitebox and the indenture governing the 2020 Notes, may restrict our ability to engage in certain transactions.

The terms of the agreements governing our indebtedness, including our secured indebtedness with Whitebox and the indenture governing the 2020 Notes, may prohibit us from engaging in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness, acquiring or merging with other entities, or making dividends and other restricted payments unless we receive the prior approval of the requisite lenders or the requisite holders of the 2020 Notes. If we are unable to obtain such approval, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to repay such indebtedness in full.

The indenture governing the 2020 Notes may prohibit us from engaging in certain mergers or acquisitions and if a fundamental change of the Company occurs prior to the maturity date of the 2020 Notes, holders of the 2020 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2020 Notes and, in certain circumstances, to pay the holders of 2020 Notes a make-whole payment equal to the aggregate amount of interest that would have been payable on such 2020 Notes from the repurchase date through the maturity date of such 2020 Notes.. With respect to the 2020 Notes, the Company has the right to increase the conversion rate of the 2020 Notes by any amount for a period of at least 20 business days if the Company’s board of directors determines that such increase would be in the Company’s best interest. In addition, if a fundamental transaction occurs, some holders of warrants will have the right, at their option, to require us to repurchase the unexercised portion of such warrants for an amount in cash equal to the value of the warrants, as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

The conversion or exercise prices, as applicable, of the 2020 Notes and warrants can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The conversion price of the 2020 Notes can fluctuate in certain circumstances, including in the event that there is a dividend or distribution paid on shares of our common stock or a subdivision, combination or reclassification of our common stock. In such instances, the conversion price of the 2020 Notes can fluctuate materially lower than the current conversion price of $0.7359 per share or 1.3589 shares per $1.00 of principal.

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

The interest rates of the 2020 Notes can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The interest rates of the 2020 Notes can fluctuate in certain circumstances, including in the event of a default of our obligations under the indenture governing the 2020 Notes or the registration rights agreements, if any, entered into in connection with such notes. In addition, the interest on the 2020 Notes may be payable in-kind. As the Company may pay a portion of the interest on the 2020 Notes in kind, by either increasing the principal amount of the outstanding 2020 Notes or issuing additional 2020 Notes, any increase to the interest rate applicable to the 2020 Notes could result in additional dilution to investors in our common stock.

We may not have the ability to pay interest on the 2020 Notes or to repurchase or redeem the 2020 Notes.

If a fundamental change (as defined in the indenture governing the 2020 Notes) occurs, holders of the 2020 Notes may require us to repurchase, for cash, all or a portion of their 2020 Notes. In such circumstance we would be required to offer to repurchase the 2020 Notes at 100% of principal plus accrued and unpaid interest to, but not including, the repurchase date. We would also be required to pay the holders of the 2020 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes to, but not including, the maturity date of such notes. If we elect to redeem the 2020 Notes prior to their maturity, the redemption price of any 2020 Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the 2020 Notes, to repurchase or redeem the 2020 Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the 2020 Notes, to repurchase or redeem the 2020 Notes or to pay any cash amounts that may become due upon conversion of the 2020 Notes, or that our cash needs will not increase. In addition, any such repurchase or redemption of the 2020 Notes, even if such action would be in our best interests, may result in a default under the agreements governing our indebtedness unless we are able to obtain the applicable lender’s consent prior to the taking of such action.

Our failure to repurchase tendered 2020 Notes at a time when the repurchase is required by the indenture governing such notes would constitute a default under such notes and would permit holders of such notes to accelerate our obligations under such notes. Such default may also lead to a default under the agreements governing any of our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the 2020 Notes or make cash payments upon conversions thereof.

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

As of December 31, 2017, there were 46,431 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of the warrants.

As of December 31, 2017, there were 133,607 shares of common stock available for future grant under our 2010 Plan and 3,802 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested.

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

We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our stock price would likely decline which in turn would likely cause a decline in the value of the warrants and 2020 Notes. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price and the price of the warrants to decline or the trading volume of such securities to decline.

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

Our subsidiary, Luverne, included in our Gevo Development/Luverne segment, owns and operates an ethanol and isobutanol production facility in Luverne, Minnesota on approximately 55 acres of land and contains approximately 50,000 square feet of building space. The production facility was originally constructed in 1998. The land and buildings are owned by Luverne, which granted to Whitebox a mortgage lien and security interest in such property to secure its obligations under Whitebox Notes Indenture.

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

The following table sets forth, for the period indicated, the high and low sales prices for our common stock, as reported by the NASDAQ Stock Market, for the periods indicated below. The table below has been adjusted to reflect the January 5, 2017 one-for-twenty reverse stock split.

	Common Stock
	2017		2016
	High	Low	High	Low
First Quarter	$4.09	$0.93	$13.33	$5.20
Second Quarter	1.13	0.58	19.19	4.46
Third Quarter	0.81	0.56	16.00	9.11
Fourth Quarter	0.72	0.59	9.63	3.46

Holders of Record

As of March 6, 2018, there were approximately 30 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividends

No cash dividends have been paid on our common stock to date, nor do we anticipate paying dividends in the foreseeable future. Any future determination to declare cash dividends on our common stock will be made at the discretion of our Board of Directors, subject to compliance and limitations under our debt arrangements.

Performance Graph

Set forth below is a graph comparing the annual change in the cumulative total return of Gevo’s common stock with the cumulative total return of the Standard & Poor’s SmallCap 600 Value Index and with the NASDAQ Clean Edge Green Energy Index over the period from the initiation of public trading of the Company’s common stock in December 31, 2011 through December 31, 2017.

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

We derived the consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements in Part II, Item 8 of this Report. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 has been derived from our audited consolidated financial statements not included in this Report. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

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

(In thousands except share and per share amounts)	Years Ended December 31,
Consolidated statement of operations data:	2017	2016	2015	2014	2013
Total revenue (1) (2) (3)	$27,536	$27,213	$30,137	$28,266	$8,224
Costs of goods and corn sold	38,165	37,017	38,762	35,582	17,913
Operating expenses	12,653	14,181	23,302	32,461	45,826
Loss from operations	(23,282)	(23,985)	(31,927)	(39,777)	(55,515)
Net loss (4) (5) (6) (7) (8) (9)	(24,630)	(37,228)	(36,194)	(41,145)	(66,806)
Net loss per share - basic and diluted	(1.51)	(9.68)	(51.61)	(153.35)	(444.67)
Weighted-average number of common shares outstanding - basic and diluted	16,295,937	3,847,421	701,252	268,308	150,239

	As of December 31,
Consolidated balance sheet data:	2017	2016	2015	2014	2013
Cash and cash equivalents	$11,553	$27,888	$17,031	$6,359	$24,625
Total assets	88,853	112,324	102,831	98,928	116,355
Derivative warrant liability	1,951	2,698	10,493	3,114	7,243
Secured debt	-	-	483	773	10,127
2017 Notes recorded at fair value	-	25,769	21,565	25,460	-
2020 Notes, net	13,491	-	-	-	-
2022 Notes, net	515	8,221	14,341	13,679	14,501
Total liabilities	25,322	43,060	54,505	51,964	45,380
Accumulated deficit	(401,350)	(376,720)	(339,492)	(303,298)	(262,153)
Total stockholders’ equity	63,531	69,264	48,326	46,964	70,975

(1)

Throughout 2013, we made modifications to our Luverne Facility designed to increase the isobutanol production rates.  As a result, we produced very limited quantities of isobutanol and no ethanol at the Luverne Facility in 2013.

(2)

In March 2014, we decided to leverage the flexibility of our GIFT™ technology and further modify the Luverne Facility in order to enable the simultaneous production of isobutanol and ethanol, and in July 2014, we began more consistent co-production of isobutanol and ethanol at the Luverne Facility, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production.

(3)

We recognized gains of $0.0 million, $0.0 million, $0.0 million, $3.5 million, and $3.1 million during the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively, associated with a change in the fair value of the derivatives embedded in our 2022 Notes.

(4)

We recognized gains of $5.1 million, $1.8 million, $0.6 million and $6.5 million during the years ended December 31, 2017, 2016, 2015 and 2014, respectively, and a loss of $3.2 million during the year ended December 31, 2013 associated with a change in the fair value of Warrants to purchase our common stock that were issued in February 2017, September 2016, April 2016, December 2015, May 2015, February 2015, August 2014, and December 2013 in conjunction with our offering of common stock units.

(5)

We recognized a loss of $0.3 million and $4.2 million during the years ended December 31, 2017 and 2016, respectively, and gains of $3.9 million and $0.6 million during the years ended December 31, 2015 and 2014, respectively, associated with a change in the fair value of the 2017 Notes.

(6)

We recognized a loss of $1.0 million and $0.8 million during the years ended December 31, 2017 and 2016, respectively, and a gain of $0.2 million during the year ended December 31, 2015, no gain or loss during the year ended December 31, 2014 and a loss of $2.0 million during the year ended December 31, 2013 associated with the exchange or conversion of our 2022 Notes.

(7)

We recognized a loss of $0.0 million and $0.9 million during the years ended December 31, 2017 and 2016, respectively, and a gain of $1.8 million during the year ended December 31, 2015 associated with the extinguishment of certain of our warrant liabilities.

(8)	We recognized losses of $0.0 million, $1.5 million and $2.5 million during the years ended December 31, 2017, 2016 and 2015, respectively, associated with issuances of equity in those years.
(9)	We recognized a loss of $3.9 million related to the exchange of the 2017 notes to the 2020 notes during the year ended December 31, 2017.

The following table reflects our unaudited summarized quarterly consolidated financial statements for each of the twelve months ended December 31, 2017 and 2016. This information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except share and per share amounts).

	Quarter
2017	First	Second	Third	Fourth
Revenue	$5,616	$7,542	$7,699	$6,679
Gross loss	(3,792)	(2,163)	(2,010)	(2,664)
Loss from operations (1)	(7,182)	(6,177)	(5,113)	(4,810)
Gain (Loss) from change in fair value of derivative warrant liability	3,259	2,260	(413)	(5)
Selling, general and administrative expense	2,173	2,123	1,893	1,282
Net loss	(5,934)	(10,158)	(4,153)	(4,385)
Net loss per share - basic and diluted	$(0.51)	$(0.66)	$(0.25)	$(0.20)
Weighted-average number of common shares outstanding - basic and diluted	11,584,595	15,372,485	16,508,158	21,606,051

	Quarter
2016	First	Second	Third	Fourth
Revenue	$6,320	$8,113	$6,944	$5,836
Gross loss	(2,903)	(1,876)	(2,706)	(2,319)
Loss from operations (1)	(5,866)	(5,492)	(6,135)	(6,492)
Gain (Loss) from change in fair value of derivative warrant liability	5,248	(10,573)	1,154	5,954
Loss from change in fair value of 2017 Notes	(836)	(940)	(1,854)	(573)
Net loss	(3,605)	(21,487)	(9,849)	(2,287)
Net loss per share - basic and diluted	$(3.13)	$(8.75)	$(2.04)	$(0.33)
Weighted-average number of common shares outstanding - basic and diluted	1,150,816	2,454,282	4,837,698	6,840,316

1)Loss from operations during 2017 and 2016 primarily relates to costs associated with conducting research and development, business development, business and financial planning, continued improvement of facilities and operations for the co-production of isobutanol and ethanol at the Luverne Facility.

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

Overview

We are a renewable chemicals and next generation biofuels company, targeting what we believe to be very large potential markets: that of low carbon fuels and chemicals that can compete directly against petro-chemical products depending on the price of oil and value of carbon.   Renewable fuels are one of the few markets where the value for renewable carbon has already been established, particularly in the U.S.  We believe that the demand for low carbon fuels, chemicals, and plastics will continue and grow stronger over time.  We believe that renewable carbon will eventually be valued in chemicals and plastics in addition to fuels.

The challenges to displace petrochemical products with renewable products are enormous:  (i) the products need to meet or exceed the stringent performance requirements established by the incumbent products, (ii) the products need to be compatible with existing distribution infrastructure, (iii) the products must be economical in the market place, and (iv) in most cases, the products must have a lower carbon footprint and improve the “sustainability” of the business system.   We believe we have viable technologies that produce products that address these challenges.

We have developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to make isobutanol and hydrocarbon products from isobutanol that can displace petrochemical incumbent products.    We have been able to genetically engineer yeast, whereby the yeast produces isobutanol from carbohydrates at costs that we believe to be commercially competitive once large production facilities are deployed that will enable economies of scale to be  reached.  We have shown that the isobutanol production process works in full scale fermenter systems at our production facility in Luverne, Minnesota (the “Luverne Facility”). We also have shown that our renewable isobutanol can be readily converted to hydrocarbon products that address large markets.  Specifically, our renewable alcohol-to-jet fuel (“ATJ”) has been approved for use in commercial aviation and used multiple times for commercial flights.  In addition, our renewable isobutanol is being used as a gasoline blendstock in the Houston area for on-road vehicles as an ethanol-free fuel option for consumers.  Our renewable isooctane meets the performance and specification requirements for use in chemicals and fuels and is currently being used in the European Union.  We believe that there is large potential to grow our business, through a combination of (i) directly producing and selling our renewable isobutanol and related hydrocarbon products, and (ii) licensing our technology.

We believe that renewable isobutanol is a potentially valuable commercial product because of its versatility to address large markets either as a product directly or as a key intermediate for producing renewable carbon alternatives to mainstream fuels such as jet fuel, gasoline, plastics such as PET, and various other chemical products and materials.   Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings, or more importantly from a market size and performance value-added point of view, as a gasoline blendstock.  Because isobutanol can be readily converted to hydrocarbon products such hydrocarbon fuels, including isooctane, isooctene and ATJ, lubricants, polyester, rubber, plastics, fibers and other polymers, we believe that the addressable markets are very large; potentially being able to ultimately reach 40% of the global petrochemicals markets depending on the price of oil and the value of renewable carbon.

2017 Production and Sales

During 2017, we produced 15.6 million gallons of ethanol, 47 thousand tons of animal feed, and 1,050 tons of corn oil resulting in revenue of $26.3 million. Consistent with our market development efforts, during 2017, we produced approximately 206,000 gallons of isobutanol at the Luverne Facility.  During 2017, we sold the equivalent of approximately 49,368 gallons of isobutanol, either directly as isobutanol or as renewable hydrocarbons (jet fuel, isooctane and isooctene) resulting in revenue of $1.1 million.

As we continue our market development efforts and increase our isobutanol production levels at our Luverne Facility, there will likely continue to be a mismatch in timing between isobutanol production and sales. As a result, at times we will likely build isobutanol inventory levels. Currently, our alcohol storage capacity is limited at our Luverne Facility, and our isobutanol inventory, together with our ethanol inventory, may exceed such storage capacity. This will cause us to seek other forms of storage, such as railcars, customer sites or investing in additional storage capabilities.

Market Development, Sales and Production Strategy for 2018

In 2018, we intend to continue to develop the markets for our isobutanol, jet fuel, isooctane, and other products made from isobutanol and ethanol.  Ultimately, our primary target is to enter into binding supply contracts for isobutanol and related hydrocarbon products that represent the majority of the production volumes to be produced at the expanded Luverne Facility that we plan to construct (the “Luverne Facility Expansion”).  The focus for market development continues to be:

•

Isobutanol for the ethanol free gasoline market, primarily in Reformulated Gasoline or RFG areas.  We plan to increase our distribution network, and add additional regions, broadening our distribution footprint.  The isobutanol in our inventory would be used in part to develop these sales.

•

Isooctane for gasoline and chemicals are expected to continue to be a priority.  The vast majority of sales are expected to go into the European Union.  We expect that the demand for this product will continue to grow, and we may expand or modify the hydrocarbon demonstration plant at South Hampton Resources in Silsbee, Texas to increase capacity for isooctane.  We plan use the renewable isobutanol in inventory for the feedstock for this product.  We expect to continue to work on securing a set of offtake contracts that would support the Luverne Facility Expansion.

•

ATJ.  We plan to sell ATJ for market development purposes and demonstrations.  In certain niche markets, we may begin commercial sales, depending on price and volumes that can be supported from the hydrocarbon demonstration plant at South Hampton Resources in Silsbee, Texas.  We expect to continue to work on securing a set of offtake contracts that would support the Luverne Facility Expansion.

•

In 2018, we expect to sell approximately 19 million gallons or more of ethanol, and approximately 56 thousand tons of its animal feed product.  As previously announced, in 2018, we expect to improve the cash flow out of the Luverne Facility by optimizing the ethanol production processes, developing value added products for ethanol, animal feed, and corn oil produced at the Luverne Facility plant and further reducing the cost of the Luverne Facility’s carbohydrates.

We expect to use our inventory of isobutanol to meet our market development needs in 2018.  In 2017, we ran up an inventory of isobutanol.  During the production runs at the Luverne Facility in 2017, we also met our variable cost production targets for isobutanol.  As previously disclosed, running isobutanol at a scale of 1.5 MGPY, the current capacity of the Luverne Facility, costs us cash because not all of the fixed costs are covered given the relatively low run rate.  We are prepared to ramp-up isobutanol production in response to positive demand and price appreciation.   We will be focused on developing markets and generating cash using the current inventory.  We expect to be selling isobutanol into the gasoline blendstock market, as well as selling isooctane, jet fuel and other products made from inventoried isobutanol.

Path to Profitability

We believe that there are two paths by which we can become profitable.  First, as described above, together with the initiatives to improve the cash flow profile of our business in 2018 compared to 2017, we believe that by optimizing the Luverne Facility’s ethanol production processes, developing value added products for ethanol and animal feed produced at the plant and further reducing the cost of the plant’s carbohydrate feedstock, we could become profitable in the near future, independent of isobutanol production.

Second, we believe that we could become profitable if we are able to obtain binding offtake agreements for our isobutanol and related hydrocarbon products that justify the Luverne Facility Expansion, along with adequate financing for such expansion, whereby we would convert the Luverne Facility primarily to the production of isobutanol, with some percentage of such isobutanol volumes to be further processed into hydrocarbons such as ATJ and isooctane.

Luverne Facility Update

In 2018, as previously announced, we expect to undertake initiatives to improve the profitability of the Luverne Facility.

We currently have five fermentation vessels at its Luverne Facility.   Three fermentation vessels are made from carbon steel.  Two fermentation vessels are newer and made from stainless steel.  The two stainless steel fermentation vessels and one of the three carbon steel fermentation vessels are expected to be used for ethanol production during 2018.  The remaining two carbon steel fermentation vessels are not expected to be needed for production in 2018.  If we were to run isobutanol production in side by side mode of operation with ethanol production, we would need one of the two other carbon steel fermentation vessels to be put back into operation, along with the other three fermentation vessels that we plan to use for ethanol production during 2018.

During 2017, we hired a third-party engineering firm to test the structural integrity of the carbon steel fermentation vessels. The results of the testing indicate that one of these fermentation vessels has at least one more year of life before needed repair, and the other one has approximately 2 months of life remaining.  If we were to start up and run isobutanol for an extended period of time, at least one of these carbon steel fermentation vessels would need to be repaired prior to being put back into service.  Repair costs are estimated to be approximately $250,000 per fermentation vessel.

Ultimately, we anticipate that as we build out, or expands the Luverne Facility to increase capacity, we might repair both carbon steel fermentation vessels, and/or install additional fermentation vessels depending on the need for capacity for isobutanol and/or ethanol at that time.

NASDAQ Market Price Compliance

On June 21, 2017, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, we had an initial compliance period of 180 calendar days, to regain compliance with this requirement. On December 20, 2017, the Nasdaq Stock Market granted us an additional 180 calendar days, or until June 18, 2018, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before June 18, 2018. The Nasdaq determination to grant the second compliance period was based on our meeting of the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

Recent Highlights and Developments

●

On February 8, 2018, we announced that we had strengthened our existing relationship with Musket Corporation, a national fuel distributor under the umbrella of the Love’s Family of Companies, by amending our existing isobutanol supply agreement to provide Musket with the exclusive right to sell our renewable isobutanol within a 300 mile radius of Houston, Texas.  This agreement establishes a market region that encompasses Austin, Dallas, Fort Worth, Oklahoma, Louisiana, as well as the majority of South and East Texas.

●

In January 2018, we entered into a private exchange agreement with a holder of our 7.5% convertible senior notes due July 2022 (the “2022 Notes”) to exchange the remaining $515,000 of outstanding principal amount of the 2022 Notes for 780,303 shares of our common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes.

●

On December 11, 2017, we announced that GE Aviation had commenced jet engine combustor component testing with a jet fuel comprised 100% of our renewable ATJ. The testing is being performed as part of the Federal Aviation Authority’s (FAA) Continuous Lower Energy, Emissions and Noise Program (CLEEN). CLEEN is the FAA’s principal environmental effort to accelerate the development of new aircraft, engine technologies, and to advance sustainable alternative jet fuels, in conjunction with aviation industry leaders such as GE Aviation. Specifically, this testing is designed to enable the greater displacement of petroleum-based jet fuel by bio-based alternative products. Bio-based hydrocarbon fuels have similar performance characteristics to the petroleum-based fuels used today, albeit with reductions in particulate matter and other air quality related emissions. Some bio-based jet fuels, such as our ATJ, have the potential to improve performance, such as providing greater energy density which translates into better mileage.

●

On November 8, 2017, we announced that our ATJ derived from renewable isobutanol was used by nine airlines for Fly Green Day, sponsored by the O’Hare Fuel Committee, at Chicago O’Hare International Airport. This event was the first time renewable jet fuel has been supplied at Chicago O’Hare using the existing airport fueling infrastructure, such as pipelines, terminals and tankage. To date, airlines and airports have generally relied on alternative means of supplying renewable jet fuel to the wing, usually trucking jet fuel on site for blending and fueling. For Fly Green Day, Air BP blended Gevo’s ATJ with regular fossil-based Jet A fuel, certified its quality and then supplied its customers through the airport’s main fuel hydrant system. Airlines that participated in Fly Green Day included Lufthansa, United Airlines, Etihad, Cathay Pacific Airways, Emirates, Japan Airlines, Korean Air, Atlas Air and FedEx.

●

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

●

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

●

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

●

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

●

On June 20, 2017, we announced that WB Gevo, Ltd. (the “Holder”), the holder of the Company’s issued and outstanding Senior Secured Convertible Notes, due June 23, 2017 (the “2017 Notes”), exchanged (the “Exchange”) all $16.5 million of the existing 2017 Notes for $16.5 million of our newly created 12.0% Convertible Senior Secured Notes due March 15, 2020 (the “2020 Notes”).

●

On June 9, 2017, we entered into a private exchange agreement with a holder of our 2022 Notes to exchange an aggregate of $485,000 in principal amount of 2022 Notes for an aggregate of 736,671 shares of common stock.  On July 3, 2017, we repurchased $175,000 of its outstanding 7.5% convertible senior notes due July 2022 (the “2022 Notes”) pursuant to a one-time repurchase option under the 2022 Notes.

●

In May 2017, we signed a supply agreement with HCS Holding GmbH (HCS) to supply isooctane under a five-year offtake agreement. HCS is a manufacturer of specialty products and solutions in the hydrocarbons sector, operating under such brands as Haltermann Carless. In the first phase of the supply agreement, HCS will purchase isooctane produced at our demonstration hydrocarbons plant located in Silsbee, Texas, commencing in May 2017. The pricing is fixed over the first phase and Gevo estimates that this could generate up to $2-3 million of gross revenue per year.  In the second phase of the supply agreement, HCS agreed to purchase 300,000 gallons of isooctane per year, with an option to purchase an additional 100,000 gallons of isooctane per year, under a five-year offtake arrangement upon commencement of production at our first commercial hydrocarbon facility. The supply agreement contains a pricing formula which is intended to provide us a fixed margin. We expect to supply this isooctane from its first commercial hydrocarbons facility, which is likely to be built at the Luverne Facility (the “Luverne Facility Expansion”).

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

Debt Maturities and Exchanges

In June 2017, we issued our 12% convertible senior secured notes due 2020 (the “2020 Notes”) in exchange for our outstanding 12.0% convertible senior secured notes due 2017 (“2017 Notes”). As of December 31, 2017, the outstanding principal on our 2020 Notes was $16.7 million. The 2020 Notes are scheduled to mature on March 15, 2020.

In January 2018, we entered into a private exchange agreement with a holder of our 2022 Notes to exchange the remaining $515,000 of outstanding principal amount of the 2022 Notes for 780,303 shares of our common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes.

Financial Condition

For the year ended December 31, 2017, we incurred a consolidated net loss of $24.6 million and had an accumulated deficit of $401.4 million. Our cash and cash equivalents at December 31, 2017 totaled $11.5 million which is primarily being used for the following: (i) operating activities of our Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) costs associated with optimizing isobutanol production technology; and (v) debt service obligations.

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

Based on our current operating plan, existing working capital at December 31, 2017 was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2017 financial statements are issued unless we are able to raise additional capital to fund operations.  Our audited financial statements for the year ended December 31, 2017, were prepared under the assumption that we would continue our operations as a going concern.  Our independent registered public accounting firm for the year ended December 31, 2017 included a “going concern” emphasis of matter paragraph in its report on our financial statements as of, and for the year ended, December 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern. Our inability to continue as a going concern may potentially affect our rights and obligations under our debt obligations.

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure and securing sufficient financing for the build-out and Retrofit of the Luverne Facility or a facility at another suitable location.  We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.

Results of Operations

Comparison of the years ended December 31, 2017 and 2016 (in thousands)

	Years Ended December 31,
	2017	2016	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$26,279	$24,613	$1,666
Hydrocarbon revenue	1,029	1,929	(900)
Grant and other revenue	228	671	(443)
Total revenues	27,536	27,213	323

Cost of goods sold	38,165	37,017	1,148

Gross loss	(10,629)	(9,804)	(825)

Operating expenses
Research and development expense	5,182	5,216	(34)
Selling, general and administrative expense	7,471	8,965	(1,494)
Total operating expenses	12,653	14,181	(1,528)

Loss from operations	(23,282)	(23,985)	703

Other (expense) income
Interest expense	(2,951)	(7,837)	4,886
Loss on exchange or conversion of debt	(4,933)	(763)	(4,170)
Loss on extinguishment of warrant liability	-	(918)	918
Gain from change in fair value of derivative warrant liability	5,101	1,783	3,318
Gain from change in fair value of 2020 Notes embedded derivative	1,751	-	1,751
Loss from change in fair value of 2017 Notes	(339)	(4,204)	3,865
Loss on issuance of equity	-	(1,519)	1,519
Other income	23	215	(192)
Total other (expense) income	(1,348)	(13,243)	11,895

Net loss	$(24,630)	$(37,228)	$12,598

Revenues. During the twelve months ended December 31, 2017, we recognized revenue of $26.3 million associated with the sale of 15.6 million gallons of ethanol, as well as isobutanol and related products, an increase of $1.7 million from the twelve months ended December 31, 2016 primarily related to increased production at the Luverne Facility.  Hydrocarbon revenue decreased during the 12 months ended December 31, 2017 primarily as a result of lower shipments of finished products from our demonstration plant located at the South Hampton Facility. Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Grant and other revenue was $0.2 million during the 12 months ended December 31, 2017, down $0.4 million on as compared to the same period in 2016, primarily as a result of the Company’s contract with the Northwest Advanced Renewables Alliances ending in 2017.

Cost of goods sold. Our cost of goods sold during the twelve months ended December 31, 2017 included $32.0 million associated with the production of ethanol, isobutanol and related products and $6.2 million in depreciation expense. Cost of goods sold increased during the twelve months ended December 31, 2017 primarily due to increased production of ethanol as compared to the prior year.

Research and development expense. Research and development expenses decreased during the twelve months ended December 31, 2017 primarily due to a $0.3 million decrease in depreciation expenses.

Selling, general and administrative expense. The decrease in selling, general and administrative expenses during the twelve months ended December 31, 2017 primarily resulted from decreases of $0.6 million in salary related expenses, $0.2 million in legal expenses, and $0.5 million in consulting expenses.

Loss on exchange or conversion of debt. During the twelve months ended December 31, 2017, we incurred a loss of $0.9 million resulting from the exchange of a portion of our 2022 Notes for our common stock and a $3.9 million loss on the exchange of our 2017 Notes for our 2020 Notes.

Gain from change in fair value of derivative warrant liability. In December 2013, August 2014, February 2015, May 2015, December 2015, April 2016, September 2016 and February 2017, we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the twelve months ended December 31, 2017, the estimated fair value of the derivative warrant liability decreased primarily due to a decline in the price of our common stock, and as a result, the Company reported a $5.1 million gain for 2017.

Gain from change in fair value of 2020 Notes embedded derivative. During the twelve months ended December 31, 2017, the estimated fair value of the 2020 Notes embedded derivative liability decreased, resulting in a non-cash gain of $1.8 million primarily due to the decrease in the price of the Company’s stock from the June 20, 2017 issuance date.

Loss from change in fair value of the 2017 Notes. During the twelve months ended December 31, 2017, we reported a $0.3 million loss associated with the increase in fair value of the 2017 Notes, primarily as a result of the decrease in the time to maturity during the period of time the 2017 Notes were still outstanding in 2017.

Comparison of the years ended December 31, 2016 and 2015 (in thousands)

	Years Ended December 31,
	2016	2015	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$24,613	$27,125	$(2,512)
Hydrocarbon revenue	1,929	1,694	235
Grant and other revenue	671	1,318	(647)
Total revenues	27,213	30,137	(2,924)

Cost of goods sold	37,017	38,762	(1,745)

Gross loss	(9,804)	(8,625)	(1,179)

Operating expenses
Research and development expense	5,216	6,610	(1,394)
Selling, general and administrative expense	8,965	16,692	(7,727)
Total operating expenses	14,181	23,302	(9,121)

Loss from operations	(23,985)	(31,927)	7,942

Other (expense) income
Interest expense	(7,837)	(8,243)	406
(Loss)/Gain on exchange or conversion of debt	(763)	232	(995)
(Loss)/Gain on extinguishment of warrant liability	(918)	1,775	(2,693)
Gain from change in fair value of derivative warrant liability	1,783	577	1,206
(Loss)/Gain from change in fair value of 2017 Notes	(4,204)	3,895	(8,099)
Loss on issuance of equity	(1,519)	(2,523)	1,004
Other income	215	20	195
Total other (expense) income	(13,243)	(4,267)	(8,976)

Net loss	$(37,228)	$(36,194)	$(1,034)

Revenues. During the twelve months ended December 31, 2016, we recognized revenue of $24.6 million associated with the sale of 14.2 million gallons of ethanol, as well as isobutanol and related products, a decrease of $2.5 million from the twelve months ended December 31, 2015 primarily related to decreased production at the Luverne Facility. Hydrocarbon revenue increased during the twelve months ended December 31, 2016 primarily as a result of increased shipments of isooctane and isooctene during the year.

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

Selling, general and administrative expense. The decrease in selling, general and administrative expenses during the twelve months ended December 31, 2016 primarily resulted from decreases of $1.5 million in employee compensation expense, $6.9 million in professional and legal expenses, partially offset by an increase in $0.6 million in other general expenses, including costs associated with restructuring of the Company’s debt obligations.

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

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During 2017, 2016 and 2015, we generated revenue primarily from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel, isooctane and bio-PX derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Our cost of goods sold during the years ended December 31, 2017, 2016 and 2015 primarily includes costs directly associated with ethanol production and initial operations for the production of isobutanol at the Luverne Facility such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

Based on our current operating plan, existing working capital at December 31, 2017 was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2017 financial statements are issued unless we are able to raise additional capital to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern. Our inability to continue as a going concern may potentially affect our rights and obligations under our debt obligations.

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure and securing sufficient financing for the build-out and Retrofit of the Luverne Facility or a facility at another suitable location.  We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(20,626)	$(20,516)
Net cash used in investing activities	(1,906)	(5,938)
Net cash provided by financing activities	6,197	37,311

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses and research and development-related expenses including costs incurred under development agreements, costs for licensing of technology, legal-related costs and expenses for the production of isobutanol, ethanol and related products, logistics and further processing of ethanol and isobutanol at the Luverne Facility and for the operation of our hydrocarbon demonstration production facility.

During the year ended December 31, 2017, we used $20.6 million in cash for operating activities due to a net loss of $24.6 million, excluding the impact of $6.4 million in non-cash expenses, and $2.4 million net cash used associated with an increase in working capital primarily a result of a pay down of accounts payable coupled with an increase in both accounts receivable and inventory.

During the year ended December 31, 2016, we used $20.5 million in cash for operating activities due to a net loss of $37.3 million, offset by the impact of $17.2 million in non-cash expenses, and $0.5 million net cash used due to an increase in working capital primarily as a result of the pay down of accounts payable coupled with an increase in accounts receivable.

Investing Activities

During the year ended December 31, 2017, we used $1.9 million in cash for investing activities related to capital expenditures at out Luverne Facility.

During the year ended December 31, 2016, we used $5.9 million in cash for investing activities, all of which was related to capital expenditures at our Luverne Facility.

Financing Activities

During the year ended December 31, 2017, we generated $6.2 million in cash from financing activities primarily related to the $11.0 million in proceeds from issuance of common stock, the $2.6 million release of restricted cash, and the $3.4 million in proceeds from the exercise of warrants, These gains in cash were offset by $9.8 million in principal payments to Whitebox, and $1.1 million in equity and debt offering costs.

During the year ended December 31, 2016, we accumulated $37.3 million in cash from financing activities primarily related to the net proceeds from public offerings of common stock in April, June, and September 2016 offset by our pay down of the remaining balance of our secured long-term debt in September 2016.

2020 Notes

On April 19, 2017, we entered into the Purchase Agreement with the Holder of the 2017 Notes, and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). As noted above, on June 20, 2017, we completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes. As of December 31, 2017, the outstanding principal on the 2020 Notes was $16.7 million, including paid-in-kind interest.

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

See Note 8, Debt, to our consolidated financial statements included herein for further discussion of the 2020 Notes.

2022 Notes

In July 2012, we sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of cash discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013.  As a result of certain conversion and exchanges, the principal balance of the 2022 Notes was $515,000 as of December 31, 2017.

 In the first quarter of 2018, we issued 780,303 shares in exchange for the redemption of the remaining $515,000 in outstanding 2022 Notes.  As a result of this exchange, all obligations under the 2022 Notes have been fully satisfied.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2017 (in thousands).

	Less than 1 year	1-3 years	4 - 5 years	Thereafter (4)	Total
Principal debt payments (1)	$-	$17,408	$-	$515	$17,923
Interest payments on debt (2)	1,717	2,155	77	-	3,949
Operating leases (3)	1,421	1,302	200	-	2,923
Insurance and Maintenance	223	-	-	-	223
Total	$3,361	$20,865	$277	$515	$25,018

(1)	Principal debt payments include the principal amounts of the outstanding 2020 Notes and 2022 Notes.
(2)	Interest payments due to holders of the 2020 Notes and 2022 Notes.
(3)	Commitments for operating leases primarily relate to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.
(4)	In January 2018, the Company exchanged the remaining $0.5 million of outstanding 2022 Notes for common stock.

The table above reflects only payment obligations that are fixed and determinable. The above amounts exclude potential payments to be made under our license and other agreements that are based on the achievement of future milestones or royalties on product sales.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements, or relationships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Accounting for Senior Secured Debt, Convertible Notes and Embedded Derivative

2020 Notes

On April 19, 2017, we entered into the Purchase Agreement with the Holder of the 2017 Notes, and Whitebox Advisors LLC, in

its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). As noted above, on June 20, 2017, we completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes. As of December 31, 2017, the outstanding principal on the 2020 Notes was $16.7 million.

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

See Note 8, Debt, to our consolidated financial statements included herein for further discussion of the 2020 Notes.

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

The following table sets forth information pertaining to shares issued upon the exercise of Warrants as of December 31, 2017:

	Issuance Date	Expiration Date	Exercise Price as of December 31, 2017		Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of December 31, 2017	Shares Underlying Warrants Outstanding as of December 31, 2017 (4)
2013 Warrants	12/16/2013	12/16/2018	$8.99		71,013	15,239	55,774
2014 Warrants	8/5/2014	8/5/2019	$6.83		50,000	30,538	19,462
Series A Warrants	2/3/2015	2/3/2020	$0.68		110,833	99,416	11,417
Series B Warrants	2/3/2015	8/3/2015	-	(1)	110,833	110,833	-
Series C Warrants	5/19/2015	5/19/2020	$5.50		21,500	-	21,500
Series D Warrants	12/11/2015	12/11/2020	$2.00		502,500	501,570	930
Series E Warrants	12/11/2015	12/11/2020	-	(1)	400,000	400,000	-
Series F Warrants	4/1/2016	4/1/2021	$2.00		514,644	233,857	280,787
Series G Warrants	4/1/2016	4/1/2017	-	(1)	328,571	328,571	-
Series H Warrants	4/1/2016	10/1/2016	-	(1)	1,029,286	1,029,286	-
Series I Warrants	9/13/2016	9/13/2021	$11.00		712,503	-	712,503
Series J Warrants	9/13/2016	9/13/2017	-		185,000	185,000	-
Series K Warrants	2/17/2017	2/17/2022	$0.60		6,250,000	160,000	6,090,000
Series L Warrants	2/17/2017	2/17/2018	-	(1)	570,000	570,000	-
Series M-A Warrants	2/17/2017	11/17/2017	-	(1), (2)	2,305,000	1,485,000	-
Series M-B Warrants	2/17/2017	11/17/2017	-	(1), (3)	3,945,000	3,945,000	-
					17,106,683	9,094,310	7,192,373

(1)	Warrants have either been fully exercised and/or expired as of December 31, 2017.
(2)

In October 2017, 1,485,000 Series M warrants were repriced between $0.60 and $0.65 per warrant. Of those warrants that were repriced, all were exercised in the fourth quarter of 2017, providing proceeds of $950 thousand.

(3)	In September 2017, 3,945,000 Series M warrants were repriced to $0.60. Of those warrants that were repriced, all were exercised in the second half of 2017, providing proceeds of $2.4 million.
(4)	This table does not include 1,393 equity-classified warrants, issued between 2008 through 2012, with strike prices between $17.70 and $24.45 per share.

The agreements governing the above Warrants include the following terms:

•

certain warrants have exercise prices which are subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock or instruments convertible into the Company’s common stock at a price per share less than the exercise price of the respective warrants;

•

warrant holders may exercise the warrants through a cashless exercise if, and only if, we do not have an effective registration statement then available for the issuance of the shares of our common stock. If an effective registration statement is available for the issuance of its common stock, a holder may only exercise the warrants through a cash exercise;

•

the exercise price and the number and type of securities purchasable upon exercise of the warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of our assets and certain other events; and

•

in the event of an extraordinary transaction (as defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the warrant is not a publicly traded company, we or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with an appropriate valuation model and the terms of the respective warrant agreement.

Based on these terms, we have determined that the warrants issued since 2013 (the “Warrants”) qualify as derivatives and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $2.0 million and $2.7 million  as of December 31, 2017 and December 31, 2016, respectively. The decrease in the estimated fair value of the Warrants represents an unrealized gain which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations.

During the twelve months ended December 31, 2017, our common stock was issued as a result of exercise of Warrants as described below:

	Twelve Months Ended December 31, 2017
	Common Stock Issued	Proceeds
Series K Warrants	160,000	106,000
Series L Warrants	570,000	5,700
Series M-A Warrants	1,485,000	950,250
Series M-B Warrants	3,945,000	2,367,000
	6,160,000	$3,428,950

  During the twelve months ended December 31, 2017, we issued 160,000 shares of common stock as a result of the exercise of Series K Warrants, 570,000 shares of common stock as a result of the exercise of Series L Warrants and 5,430,000 shares of common stock as a result of the exercise of Series M Warrants, resulting in a total proceeds of approximately $3.4 million.

     In addition, in September 2017, as permitted by Section 2(a) of the Series M Warrants agreement the Board of Directors of the Company approved a voluntarily reduction of the exercise price of the Series M Warrants exercisable into 3,945,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.60 per share of common stock, for the remaining term of these warrants (The Series “M-B” Warrants). Except for the reduction in exercise price, the terms of these Series M-B Warrants remained unchanged. In September 2017, the Company issued 3,500,000 shares of common stock as a result of the exercise of these Series M-B Warrants. In the fourth quarter of 2017, the remaining 445,000 Series M-B Warrants for which the exercise price had been adjusted to $0.60 were exercised.

   In October 2017, the Board of Directors of the Company approved voluntarily reductions of the exercise price of additional Series M Warrants exercisable into 1,185,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.65 per share of common stock, and Series M Warrants exercisable into 300,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.60 per share of common stock. These, along with the remainder of the Series M Warrants for which the original exercise price was not reduced comprise the Series M-A Warrants.   Except for the reduction in exercise price, the terms of these Series M Warrants remained unchanged. During the fourth quarter of 2017, all Series M-A warrants for which the exercise price was reduced were exercised. The remaining Series M-A warrants expired during the fourth quarter of 2017.

As of December 31, 2017, all of the Series B, E, G, H, J and M Warrants for which the exercise price had been adjusted were fully exercised or expired

Impairment of Property, Plant and Equipment

Our property, plant and equipment consist primarily of assets associated with the acquisition and Retrofit of the Luverne Facility. We assess impairment of property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances applicable to our current stage of operations which could trigger a review include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; and (iv) expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

We evaluated our long-lived assets for impairment as of December 31, 2017. This evaluation included comparing the carrying amount our long-lived assets to the undiscounted future cash flows of our consolidated net assets as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

●	sales price of isobutanol, hydrocarbons, ethanol and by-products such as dried distiller’s grains;
●	purchase price of corn;
●	production levels of isobutanol;
●	capital and operating costs to produce isobutanol; and
●	estimated useful life of the primary asset.

Factors which can impact these assumptions include, but are not limited to;

●	effectiveness of our technology to produce isobutanol at targeted margins;
●	demand for isobutanol, hydrocarbon and oil prices; and
●	harvest levels of corn.

Based upon our evaluation at December 31, 2017, we concluded that the estimated undiscounted future cash flows from Luverne exceeded the carrying value of the Luverne Facility and, as such, these assets were not impaired. Although our cash flow forecasts are based on assumptions that are consistent with our planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, we may make changes to our business plan that could result in changes to the expected cash flows. As a result, it is possible that a long- lived asset may be impaired in future reporting periods.

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

Revenue Recognition

Following our acquisition of Luverne on September 22, 2010, we have primarily derived revenue from the sale of ethanol, distiller’s grains and other related products produced as part of the ethanol production process at the Luverne Facility. The production of ethanol alone is not our intended business and our future strategy is expected to depend on our ability to produce and market isobutanol and products derived from isobutanol. Revenue from the sale of ethanol, hydrocarbons or excess corn inventory is recognized when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title is transferred to the customer; the price is fixed or determinable; and collectability is reasonably assured. Ethanol and related products are generally shipped free on board shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability between us and our customers.

Lease revenue related to the contractual agreements for utilization of the Luverne storage facilities is recognized on a straight line basis over the term of the lease.

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

In June 2015, Agri-Energy, LLC, our wholly-owned subsidiary, entered into a Price Risk Management, Origination and Merchandising Agreement, as amended as of December 21, 2017 (the “Origination Agreement”) with FCStone Merchant Services, LLC (“FCStone”) and a Grain Bin Lease Agreement with FCStone, as amended as of December 21, 2017 (the “Lease Agreement”). Pursuant to the Origination Agreement, FCStone will originate and sell to Agri-Energy, the owner of the Luverne Facility, and Agri-Energy will purchase from FCStone, the entire volume of corn grain used by the Luverne Facility in Luverne, Minnesota. The initial term of the Origination Agreement will continue for a period of eighteen months and will automatically renew for additional terms of one year unless Agri-Energy gives notice of non-renewal to FCStone. FCStone will receive an origination fee for purchasing and supplying Luverne with all of the corn used by the Luverne Facility. As security for the payment and performance of all indebtedness, liabilities and obligations of Agri-Energy to FCStone, Agri-Energy granted to FCStone a security interest in the corn grain stored in grain storage bins owned and operated by Agri-Energy (“Storage Bins”) and leased to FCStone pursuant to the Lease Agreement. Pursuant to the Lease Agreement, FCStone will lease Storage Bins from Agri-Energy to store the corn grain prior to title of the corn grain transferring to Agri-Energy upon Agri-Energy’s purchase of the corn grain. FCStone agrees to lease Storage Bins sufficient to store 700,000 bushels of corn grain. The term of the Lease Agreement will run concurrently with the Origination Agreement, and will be extended, terminated, or expire in accordance with the Origination Agreement. Gevo also entered into an unsecured guaranty (the “Guaranty”) in favor of FCStone whereby Gevo guaranteed the obligations of Agri-Energy to FCStone under the Origination Agreement. The Guaranty shall terminate on the earlier to occur of (i) April 15, 2020 or (ii) termination of the Origination Agreement.

Equity Price Risk

2020 Notes Embedded Derivative. As of December 31, 2017, we had $16.7 million in principal amount of the 2020 Notes, due March 15, 2020. A component of the 2020 Notes includes an embedded holder conversion option, which has been accounted for as a separate instrument from the host 2020 Notes, representing a $5.2 million liability as of 12/31/2017. The change in the estimated fair value, which is determined in part based upon the quoted market prices of the underlying common stock of the Company, represents an unrealized gain or loss included in our consolidated statement of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of the 2020 Notes embedded derivative.

Warrants. As of December 31, 2017, there were 55,774 shares underlying the 2013 Warrants, 19,462 shares underlying the 2014 Warrants, 11,417 shares underlying the Series A Warrants, 21,500 shares underlying the Series C Warrants, 930 shares underlying the Series D Warrants, 280,787 shares underlying the Series F Warrants, 712,503 shares underlying the Series J Warrants, 6,090,000 shares underlying the Series J Warrants, respectively that are derivative instruments and are recorded at an estimated fair value each reporting period. The change in the estimated fair value, which is determined in part based upon the quoted market prices of the Warrants, represents an unrealized gain or loss included in our consolidated statement of operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of the Warrants.

Refer to “Critical Accounting Policies and Estimates” included in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an additional discussion on the impact on our results of operations associated with the embedded derivative and derivative instruments described above.

Interest Rate Risk

We had cash and cash equivalents totaling $11.6 million at December 31, 2017. These amounts were invested primarily in demand deposit checking and savings accounts and are held for working capital purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations and we do not enter into investments for trading or speculative purposes. Accordingly, we believe we do not have material exposure to changes in fair value as a result of changes in interest rates.

The terms of our 2020 Notes provide for fixed rates of interest, and are therefore not subject to fluctuations in market interest rates.

The valuations of the embedded derivative within our 2020 Notes use the risk-free interest rate as an input, so the valuations are subject to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gevo, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Gevo, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and incurred a net loss of $25 million during the year ended December 31, 2017. As of December 31, 2017 and the date of this report, the Company’s existing working capital is not sufficient to meet the cash requirements to fund operations through March 28, 2019 without additional sources of debt or equity. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. As described in Note 8 to the consolidated financial statements, these matters may also potentially affect the Company’s rights and obligations under certain of its debt agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Denver, Colorado

March 28, 2018

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$11,553	$27,888
Accounts receivable	1,054	1,122
Inventories	4,362	3,458
Prepaid expenses and other current assets	712	850
Total current assets	17,681	33,318

Property, plant and equipment, net	70,369	75,592
Restricted deposits	-	2,611
Deposits and other assets	803	803
Total assets	$88,853	$112,324

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,011	$6,193
Current Portion of 2017 Notes recorded at fair value	-	25,769
2020 Notes embedded derivative liability	5,224	-
Derivative warrant liability	1,951	2,698
Total current liabilities	11,186	34,660

2020 Notes, net	13,491	-
2022 Notes, net	515	8,221
Other long-term liabilities	130	179
Total liabilities	25,322	43,060

Commitments and Contingencies (see Note 18)	-	-

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 21,811,059 and 7,074,246 shares issued and outstanding at December 31, 2017 and 2016, respectively. (See Note 2)	218	71
Additional paid-in capital	464,663	445,913
Accumulated deficit	(401,350)	(376,720)
Total stockholders' equity	63,531	69,264
Total liabilities and stockholders' equity	$88,853	$112,324

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue and cost of goods sold
Ethanol sales and related products, net	$26,279	$24,613	$27,125
Hydrocarbon revenue	1,029	1,929	1,694
Grant and other revenue	228	671	1,318
Total revenues	27,536	27,213	30,137

Cost of goods sold	38,165	37,017	38,762

Gross loss	(10,629)	(9,804)	(8,625)

Operating expenses
Research and development expense	5,182	5,216	6,610
Selling, general and administrative expense	7,471	8,965	16,692
Total operating expenses	12,653	14,181	23,302

Loss from operations	(23,282)	(23,985)	(31,927)

Other (expense) income
Interest expense	(2,951)	(7,837)	(8,243)
(Loss)/Gain on exchange or conversion of debt	(4,933)	(763)	232
(Loss)/Gain on extinguishment of warrant liability	-	(918)	1,775
Gain from change in fair value of 2020 Notes embedded derivative	1,751	-	-
Gain from change in fair value of derivative warrant liability	5,101	1,783	577
(Loss)/Gain from change in fair value of 2017 Notes	(339)	(4,204)	3,895
Loss on issuance of equity	-	(1,519)	(2,523)
Other income	23	215	20
Total other (expense) income	(1,348)	(13,243)	(4,267)

Net loss	$(24,630)	$(37,228)	$(36,194)

Net loss per share - basic and diluted	$(1.51)	$(9.68)	$(51.61)

Weighted-average number of common shares outstanding - basic and diluted	16,295,937	3,847,421	701,252

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2014	332,094	$3	$350,259	$(303,298)	$46,964
Shares issued upon reverse stock split	34	-	-	-	-
Issuance of restricted stock	23,791	-	-	-	-
Issuance of common stock, net of issue costs and warrants	428,333	4	22,442	-	22,446
Cancellation of restricted stock	(37)	-	-	-	-
Issuance of common stock for services, upon exercise of stock options and pursuant to an employee stock purchase plan	38	-	3	-	3
Non-cash stock-based compensation	-	-	2,647	-	2,647
Issuance of common stock upon exercise of warrants	232,205	2	10,164	-	10,166
Issuance of common stock upon conversion of debt	8,502	-	714	-	714
Issuance of common stock upon exchange of debt	55,392	1	1,579	-	1,580
Net loss	-	-	-	(36,194)	(36,194)

BALANCE—December 31, 2015	1,080,352	$10	$387,808	$(339,492)	$48,326
Shares issued upon reverse stock split	4	-	-	-	-
Issuance of common stock under stock plans, net	2,782	-	-	-	-
Cancellation of restricted stock	(4)	-	-	-	-
Issuance of common stock, net of issue costs & warrants	2,480,094	25	34,199	-	34,224
Non-cash stock-based compensation	-	-	886	-	886
Issuance of common stock upon exercise of warrants	2,559,218	26	12,272	-	12,298
Issuance of common stock upon exchange of debt	951,800	10	10,748	-	10,758
Net loss	-	-	-	(37,228)	(37,228)

BALANCE—December 31, 2016	7,074,246	$71	$445,913	$(376,720)	$69,264
Issuance of common stock under stock plans, net	3,000	-	-	-	-
Issuance of common stock, net of issue costs & warrants	5,680,000	56	6,339	-	6,395
Non-cash stock-based compensation	-	-	421	-	421
Issuance of common stock upon exercise of warrants	6,160,000	62	3,367	-	3,429
Issuance of common stock upon exchange of debt	2,893,813	29	8,623	-	8,652
Net loss	-	-	-	(24,630)	(24,630)

BALANCE—December 31, 2017	21,811,059	$218	$464,663	$(401,350)	$63,531

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net loss	$(24,630)	$(37,228)	$(36,194)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) from the change in fair value of derivative warrant liability	(5,101)	(1,783)	(577)
(Gain) from the change in fair value of the embedded derivative to the 2020 Notes	(1,751)	-	-
Loss from the change in fair value of 2017 Notes	339	4,204	(3,895)
Loss/(Gain) on exchange or conversion of debt	4,933	763	(232)
Loss/(Gain) on extinguishment of warrant liability	-	918	(1,775)
Loss on issuance of equity	-	1,519	2,523
Stock-based compensation	421	886	2,647
Depreciation and amortization	6,641	6,747	6,573
Non-cash interest expense	962	3,977	3,772
Other non-cash expenses	-	(1)	(7)
Changes in operating assets and liabilities:
Accounts receivable	68	269	970
Inventories	(904)	29	805
Prepaid expenses and other current assets	137	(119)	1
Accounts payable, accrued expenses, and long-term liabilities	(1,742)	(697)	(2,771)
Net cash used in operating activities	(20,627)	(20,516)	(28,160)

Investing Activities
Acquisitions of property, plant and equipment	(1,906)	(5,938)	(1,464)
Proceeds from sales tax refund for property, plant and equipment	-	-	144
Net cash used in investing activities	$(1,906)	$(5,938)	$(1,320)

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Financing Activities
Payments on secured debt	$(9,791)	$(504)	$(318)
Debt and equity offering costs	(1,095)	(3,144)	(3,519)
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	-	-	3
Proceeds from issuance of common stock and common stock warrants	11,044	28,661	33,820
Release of restricted cash held as collateral on 2017 notes	2,611	-	-
Proceeds from the exercise of warrants	3,429	12,298	10,166
Net cash provided by financing activities	6,198	37,311	40,152

Net increase (decrease) in cash and cash equivalents	(16,335)	10,857	10,672

Cash and cash equivalents
Beginning of year	27,888	17,031	6,359
Ending of year	$11,553	$27,888	$17,031

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

Supplemental disclosures of cash and non-cash investing	Year Ended December 31,
and financing transactions	2017	2016	2015
Conversion and exchanges of convertible debt for common stock	$8,652	$10,758	$2,294
Cash paid for interest	2,554	3,694	4,642
Non-cash purchase of property, plant and equipment	27	513	890
Discount due to exchange of 2017 Notes for 2020 Notes	3,009	-	-
Fair value of 2020 Notes embedded derivative upon exchange	6,975	-	-
Accrued offering costs	-	-	648
Fair value of warrants at issuance and upon exercise, net	(4,353)	6,668	(7,951)

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

The Company developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to make isobutanol and hydrocarbon products from isobutanol that can displace petrochemical incumbent products. The Company has been able to genetically engineer yeast, whereby the yeast produces isobutanol from carbohydrates. Through May 2012, Agri-Energy was engaged in the business of producing and selling ethanol and related products produced at its production facility located in Luverne, Minnesota (the “Luverne Facility”). The Company commenced the retrofit of the Luverne Facility in 2011 and commenced initial startup operations for the commercial production of isobutanol at this facility in May 2012.  In September 2012, the Company made the strategic decision to pause isobutanol production at the Luverne Facility to focus on optimizing specific parts of the process to further enhance isobutanol production rates.

In 2013, the Company modified the Luverne Facility in order to (i) significantly reduce previously identified infections, (ii) demonstrate that its biocatalyst performs in the one million liter fermenters at the Luverne Facility, and (iii) confirm GIFT™ efficacy at commercial scale at the Luverne Facility.

In 2014, the Company further reconfigured the Luverne Facility to enable the co-production of both isobutanol and ethanol, leveraging the flexibility of its GIFT™ technology, with one fermenter utilized for isobutanol production and three fermenters utilized for ethanol production. In line with the Company’s strategy to maximize asset utilization and site cash flows, the Company believes that this configuration of the Luverne Facility should allow it to continue to optimize its isobutanol technology at a commercial scale, while taking advantage of potentially superior ethanol contribution margins. As a result, during certain periods the Company may only produce ethanol at the Luverne Facility. In addition, the condition of two of the Luverne Facility’s oldest fermentation vessels may limit the Company’s ability to co-produce isobutanol and ethanol. Therefore, the Company expects to focus on the production of ethanol and produce limited volumes of isobutanol until one or both of these fermentation vessels have been repaired or replaced.

The Company’s technology converts its renewable isobutanol to alcohol-to-jet (“ATJ”), isooctane, isooctene, and para-xylene (building block for polyester) at its hydrocarbons demonstration plant located at South Hampton Resources located in Silsbee, TX. In addition the Company’s Luverne Facility has production capacity of about 20 MGPY of ethanol, 45-50 kilotons (“KT”) of animal feed, and 3 million pounds of corn oil.

As of December 31, 2017, the Company continues to engage in research and development, business development, business and financial planning, optimizing operations for isobutanol, hydrocarbon and ethanol production and raise capital to fund future expansion of its Luverne Facility for increased isobutanol and hydrocarbon production. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, (ii) obtaining adequate financing to complete its development activities, (iii) obtaining adequate financing to build out further isobutanol and hydrocarbon production capacity, (iv) gaining market acceptance and demand for its products and services, and (v) attracting and retaining qualified personnel.

Financial Condition. For the twelve months ended December 31, 2017 and 2016, the Company incurred a consolidated net loss of $24.6 million and $37.2 million, respectively, and had an accumulated deficit of $401.4 million at December 31, 2017. The Company’s cash and cash equivalents at December 31, 2017 totaled $11.6  million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of strategic alternatives and new financings; and (vi) debt service  and repayment obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities.  In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Existing working capital was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date the Company’s audited 2017 year-end financial statements were issued.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its senior secured debt and issued and outstanding convertible notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

NASDAQ Market Price Compliance. On June 21, 2017, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, notifying us that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, the Company had an initial compliance period of 180 calendar days, to regain compliance with this requirement. On December 20, 2017, the Nasdaq Stock Market granted us an additional 180 calendar days, or until June 18, 2018, to regain compliance. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before June 18, 2018. The Nasdaq determination to grant the second compliance period was based on our meeting of the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements of Gevo include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation. The consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy, LLC) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the U.S. for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at December 31, 2017.

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

Accounts Receivable. The Company records receivables for products shipped and services provided but for which payment has not yet been received. As of December 31, 2017 and 2016, no allowance for doubtful accounts has been recorded, based upon the

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

expected full collection of the accounts receivable. As of December 31, 2017 and 2016, one customer, C&N Ethanol Marketing, LLC comprised 78% and 53%, respectively, of our outstanding trade accounts receivable.

Inventories. Inventory is recorded at net realizable value per ASU 2015-11 and cost of goods sold is determined by average cost method. Ethanol and isobutanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead costs. Spare Parts inventory consists of the parts required to maintain and operate the Company’s Luverne Facility and is recorded at cost.

Derivative Instruments. The Company evaluates its contracts for potential derivatives which Gevo, Inc. uses to raise capital. See Note 6 for a description of the Company’s accounting for embedded derivatives and Note 7 for a description of the Company’s derivative warrant liability. At issuance date, derivative warrant liabilities are initially recognized as a liability with a corresponding reduction in stockholders’ equity. Changes in the estimated fair value of the derivative warrant liability between issuance date and exercise/expiration date represents an unrealized (gain)/loss and is recognized and recorded in the Consolidated Statement of Operations.  The fair value of the derivative warrant liability is ultimately either re-classed into equity upon either exercise or, if expired, a realized (gain)/loss is recognized and recorded in the Consolidated Statement of Operation.

As of December 31, 2017 and 2016, the Company did not have any forward purchase contracts or exchange-traded futures contracts.

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

Impairment of Property, Plant and Equipment. The Company’s property, plant and equipment consist primarily of assets associated with the acquisition and retrofit of the Luverne Facility. The Company assesses impairment of property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate, or legal or regulatory factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.

The Company evaluated its Luverne Facility for impairment as of December 31, 2017 and 2016. These evaluations included comparing the carrying amount of the acquisition and retrofit of the Luverne Facility to the estimated undiscounted future cash flows at the Luverne Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Based upon the Company’s evaluation at December 31, 2017 and 2016, the Company concluded that the estimated undiscounted future cash flows from the Luverne Facility exceeded the carrying value and, as such, these assets were not impaired. Although the Company’s cash flow forecasts are based on assumptions that are consistent with its planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, the Company may make changes to its business plan that could result in changes to the expected cash flows. As a result, it is possible that a long-lived asset may be impaired in future reporting periods.

Debt Issue Costs. Debt issue costs are costs incurred in connection with the Company’s debt financings have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt, using the effective interest method.

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

Ethanol and related products as well as hydrocarbon products are generally shipped free on board shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to marketers were deducted from the gross sales price at the time payment was remitted. Ethanol and related products sales were recorded net of commissions and shipping and handling costs.

Revenue related to government research grants and cooperative agreements is recognized in the period during which the related costs are incurred, provided that the conditions under the awards have been met and only perfunctory obligations are outstanding. Revenues related to the lease agreements are recognized on a straight-line basis over the term of the contract.

In 2017, 2016 and 2015, C&N Ethanol Marketing, LLC accounted for approximately 76%, 71% and 71% of our consolidated revenue, respectively.  In the same years, Land O’Lakes Purina Feed LLC accounted for approximately 17%, 17% and 19% of our consolidated revenue, respectively. Both are customers of our Gevo Development/Agri-Energy segment (see Note 17). Given the production capacity compared to the overall size of the North American market and the demand for our products, the Company does not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.

Cost of Goods Sold. Cost of goods sold includes costs incurred in conjunction with the operations for the production of isobutanol at the Luverne Facility and costs directly associated with the ethanol and related products production process such as costs for direct materials, direct labor and certain plant overhead costs. Costs associated with the operations for the production of isobutanol includes costs for direct materials, direct labor, plant utilities, including natural gas, and plant depreciation. Direct materials consist of dextrose for initial production of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Costs of direct materials for the production of ethanol and related products consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in the operation of the Luverne Facility. Plant overhead costs primarily consist of plant utilities and plant depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. The Company purchases natural gas to power steam generation in the production process and to dry the distiller’s grains, a by-product of ethanol and related products production.

Patents. All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain. Patent-related legal expenses incurred are recorded as selling, general and administrative expense, and during the years ended December 31, 2017, 2016 and 2015 were $0.3 million, $0.2 million, and $0.9 million, respectively.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Income Taxes. Deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2017 and 2016, based upon current facts and circumstances, the Company had recorded a valuation allowance against its deferred tax assets of $107.4 million and $139.3 million, respectively.

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

Net Loss Per Share. Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ending December 31, 2017, 2016, and 2015 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities that could potentially dilute the calculation of diluted earnings per share. This table excludes any shares that could potentially be issued in settlement of make-whole payments associated with the 2020 and the 2022 Notes.

	Year Ended December 31,
	2017	2016	2015
Warrants to purchase common stock	7,193,766	1,103,766	1,024,635
Convertible 2017 Notes	-	75,119	75,191
Convertible 2020 Notes	28,759,675	-	-
Convertible 2022 Notes	-	5,608	13,117
Outstanding options to purchase common stock	46,431	16,915	24,089
Unvested restricted common stock	3,093	8,823	16,413
Total	36,002,965	1,210,231	1,153,445

The following table sets forth additional securities transactions that had they occurred in 2017 would have further diluted the calculation for earnings/ (loss) per share:

	Date	Shares
Exchange of 2022 Notes	January 2018	780,303
Total		780,303

Recent Accounting Pronouncements

Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. On July 9, 2015, the FASB Board voted to delay the implementation of ASU 2014-09 by one year to December 15, 2017. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which provides additional clarification regarding  Identifying Performance Obligations and Licensing .  The new standard is required to be applied retrospectively to each prior

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As a result of the Company’s conclusions below, there is no requirement to select a transition method, as a result of the Company determining that there is no impact upon revenue recognition, historical or otherwise, as a result of adopting ASU 2014-09.

The Company’s current and historical revenues have consisted of the following:  (a) ethanol sales and related products revenue, net; (b) Hydrocarbon revenue; and (c) grant and other revenue, which primarily has historically consisted of revenues from governmental and cooperative research grants. The following provides the Company’s initial assessment on how this standard will impact the aforementioned sources of revenue. Given the complexity of this new standard the information below is subject to change and a different conclusion may be reached in 2018, even if remote.

Ethanol sales and related products revenues. Ethanol sales and related products revenues are sold to customers on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. The Company has and continues to sell close to 100 percent of its ethanol production to a single customer, representing 76%, 71% and 71% of total revenues for the twelve-months ended December 31, 2017, 2016 and 2015, respectively. The Company completed its review of this customer and consistent with prior assessments, does not expect there to be any impact on how the Company has and will continue to account for sales of ethanol to this customer. The Company further evaluated related products, including distiller’s grains and corn oil, and after its review, does not expect there to be any significant impact to how the Company has or will account for or disclose these revenues streams.

Hydrocarbon revenue. Hydrocarbon revenues include sales of alcohol-to-jet fuel, isooctene and isooctane and is sold mostly on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. The Company has determined that there will be no material impact as to how the Company has historically recognized or will recognize revenues prior to the upcoming adoption of ASU 2014-09.

Grant and other revenues. Grant and other revenues primarily have historically consisted of governmental and cooperative research grants, of which the Northwest Advanced Renewables Alliance (“NARA”) grant, funded by the United States Department of Agriculture (“USDA”), comprised the majority of those revenues since 2014. After reviewing this arrangement, the Company has concluded that this grant consists of a non-reciprocal arrangement, and therefore, does not qualify as a contract pursuant to Topic 606 “ Revenues from Contracts with Customers”, which was established with the issuance of ASU 2014-09. However, Topic 606 does stipulate revenue recognition under these circumstances, and we determined that there will be no change to revenues recognition before and after adoption of ASU 2014-09.

Leases (“ASU 2016-02”). In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Topic 842 Leases. ASU-2016-02 requires leases to be reported on the financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Future minimum lease obligations for leases accounted for as operating leases at December 31, 2017 totaled $2.9 million. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Adoption of New Accounting Pronouncements.

Simplifying the Measurement of Inventory (“ASU 2015-11”). In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this standard for the year-ending December 31, 2017. Adoption of this standard does not materially impact the measurement of the Company’s inventory.

Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”).   In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments . Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. There are two approaches for determining if the criteria are met. The objective of ASU 2016-06 is intended to resolve the diversity in practice resulting from those two approaches. The Company adopted this standard in the first quarter of 2017.  The adoption of this new standard does not materially impact the Company’s consolidated financial statements.

Compensation—Stock Compensation (‘ASU 2016-09”). In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation. This standard was issued as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 effective as of January 1, 2017 on a prospective basis, and prior periods have not been adjusted. The adoption of this standard does not materially impact the Company’s accounting for stock compensation.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

3. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	December 31,
	2017	2016
Raw materials
Corn	$189	$108
Enzymes and other inputs	202	309
Nutrients	5	10
Finished goods
Ethanol	222	72
Isobutanol	1,122	755
Jet Fuels, Isooctane and Isooctene	524	519
Distiller's grains	59	-
Work in process - Agri Energy	197	274
Work in process - Gevo	437	62
Spare parts	1,405	1,349
Total inventories	$4,362	$3,458

Work in process inventory includes unfinished jet fuel, isooctane, and isooctene inventory.

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

		December 31,
		2017	2016
Construction in progress	-	$479	$293
Plant machinery and equipment (1)	10 years	16,284	15,397
Site improvements	10 years	7,051	7,050
Agri-Energy Retrofit asset (1)	20 years	70,842	70,791
Lab equipment, furniture and fixtures and vehicles	5 years	6,513	6,431
Demonstration plant	2 years	3,597	3,597
Buildings	10 years	2,543	2,543
Computer, office equipment and software	3 years	1,795	1,594
Leasehold improvements, pilot plant, land and support equipment	2 - 5 years	2,536	2,526
Total property, plant and equipment		111,640	110,222
Less accumulated depreciation and amortization		(41,271)	(34,630)
Property, plant and equipment, net		$70,369	$75,592

(1)	In May 2016, certain assets of the Agri-Energy retrofit asset were reclassified from plant, machinery and equipment to the Agri-Energy retrofit asset.

As of December 31, 2017 and 2016, the Company has zero and $0.7 million, respectively, of capital lease assets included in computer, office equipment and software. The Company recorded amortization of capital lease assets of $0.1 million during each of the years ended December 31, 2017, 2016 and 2015, as a component of depreciation and amortization in the consolidated statements of cash flows.

The Company recorded $6.6 million, $6.7 million, and $6.6 million of depreciation expense for the years ended December 31, 2017, 2016, and 2015, respectively, including $6.2 million, $6.0 million, and $5.7 million of depreciation expense in cost of goods sold for the years ended December 31, 2017, 2016 and 2015 respectively.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

5. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	December 31,
	2017	2016
Accounts payable - trade	$666	$2,611
Accrued legal-related fees	274	626
Accrued employee compensation	700	1,385
Accrued interest	434	359
Accrued production fees	447	144
Accrued utilities payable	677	567
Accrued taxes payable	172	136
Short-term capital lease	-	147
Customer deposit	436	-
Other accrued liabilities *	205	218
Total accounts payable and accrued liabilities	$4,011	$6,193

*	Other accrued liabilities consist of franchise taxes, audit fees, and a variety of other expenses, none of which individually represent greater than five percent of total current liabilities.

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

Using this lattice model, the Company valued the embedded derivative using a “with-and-without method”, where the value of the 2020 Notes including the embedded derivative is defined as the “with”, and the value of the 2020 Notes excluding the embedded derivative is defined as the “without”. This method estimates the value of the embedded derivative by comparing the difference in the values between the 2020 Notes with the embedded derivative and the value of the 2020 Notes without the embedded derivative. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the 2020 Notes Indenture); (iii) Conversion Price (as defined in the 2020 Notes Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

stock volatility; and (vii) estimated credit spread for the Company.

Upon issuance on June 20, 2017, the fair value of the embedded derivative was valued at $7.0 million. As of December 31, 2017 the estimated fair value of the embedded derivatives was $5.2 million.  The Company recorded a $1.8 million gain to reflect the change in fair value of the embedded derivative in the consolidated statements of operations for the year-ended December 31, 2017. The Company recorded the estimated fair value of the embedded derivative as a component of current liabilities in the consolidated balance sheet.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	December 31,	June 20,
	2017	2017 (*)
Stock price	$0.59	$0.62
Conversion Rate	1,358.90	1,358.90
Conversion Price	$0.74	$0.74
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	1.89%	1.45%
Estimated stock volatility	75%	80%
Estimated credit spread	28%	28%

 *  The June 20, 2017 inputs represent the initial valuation of the 2020 Notes Embedded Derivative instrument that arose due to the exchange of the 2017 Notes for the 2020 Notes.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2017 and December 31, 2016, the estimated fair value of the embedded derivatives was zero.  Any decline in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as gain from change in fair value of embedded derivatives in the consolidated statements of operations. The Company recorded the estimated fair value of the embedded derivative with the 2022 Notes, net in the consolidated balance sheets.

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

•

April 2016, the Company sold Series F warrants to purchase 514,644 shares of common stock (the “Series F Warrant”) and 1,029,286 Series H warrants, each to purchase one share of common stock (the “Series H Warrant”), and 328,571 pre-funded Series G warrants (“Series G Warrants”) to purchase one share of common stock, pursuant to an underwritten public offering.

•

September 2016, the Company sold Series I warrants to purchase 712,503 shares of common stock (the “Series I Warrant”) and 185,000 pre-funded Series J warrants (“Series J Warrants”) to purchase one share of common stock, pursuant to an underwritten public offering.

•

In February 2017, the Company sold Series K warrants to purchase 6,250,000 shares of the Company’s common stock (the “Series K Warrants”) and Series M warrants to purchase 6,250,000 shares of the Company’s common stock (the “Series M Warrants”), and pre-funded Series L warrants (the “Series L Warrants”) to purchase 570,000 shares of the Company’s common stock, pursuant to an underwritten public offering

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following sets forth information pertaining to shares issued upon the exercise of such warrants for the year ended December 31, 2017:

	Issuance Date	Expiration Date	Exercise Price as of December 31, 2017		Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of December 31, 2017	Shares Underlying Warrants Outstanding as of December 31, 2017 (4)
2013 Warrants	12/16/2013	12/16/2018	$8.99		71,013	15,239	55,774
2014 Warrants	08/05/2014	08/05/2019	$6.83		50,000	30,538	19,462
Series A Warrants	02/03/2015	02/03/2020	$0.68		110,833	99,416	11,417
Series B Warrants	02/03/2015	08/03/2015	-	(1)	110,833	110,833	-
Series C Warrants	05/19/2015	05/19/2020	$5.50		21,500	-	21,500
Series D Warrants	12/11/2015	12/11/2020	$2.00		502,500	501,570	930
Series E Warrants	12/11/2015	12/11/2020	-	(1)	400,000	400,000	-
Series F Warrants	04/01/2016	04/01/2021	$2.00		514,644	233,857	280,787
Series G Warrants	04/01/2016	04/01/2017	-	(1)	328,571	328,571	-
Series H Warrants	04/01/2016	10/01/2016	-	(1)	1,029,286	1,029,286	-
Series I Warrants	09/13/2016	09/13/2021	$11.00		712,503	-	712,503
Series J Warrants	09/13/2016	09/13/2017	-		185,000	185,000	-
Series K Warrants	02/17/2017	2/17/2022	$0.60		6,250,000	160,000	6,090,000
Series L Warrants	02/17/2017	02/17/2018	-	(1)	570,000	570,000	-
Series M-A Warrants	02/17/2017	11/17/2017	-	(1), (2)	2,305,000	1,485,000	-
Series M-B Warrants	02/17/2017	11/17/2017	-	(1), (3)	3,945,000	3,945,000	-
					17,106,683	9,094,310	7,192,373

(1)	Warrants have either been fully exercised and/or expired as of December 31, 2017.
(2)

In October 2017, 1,485,000 Series M warrants were repriced between $0.60 and $0.65 per warrant. Of those warrants that were repriced, all were exercised in the fourth quarter of 2017, providing proceeds of $1.0 million.

(3)	In September 2017, 3,945,000 Series M warrants were repriced to $0.60. Of those warrants that were repriced, all were exercised in the second half of 2017, providing proceeds of $2.4 million.
(4)	This table does not include 1,393 equity-classified warrants issued between 2008 through 2012, with strike prices between $17.70 and $24.45 per share.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Based on these terms, the Company has determined that all warrants issued since 2013 (the “Warrants”) qualify as derivatives and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $2.0 million and $2.7 million as of December 31, 2017 and December 31, 2016, respectively. The decrease in the estimated fair value of the Warrants represents an unrealized gain which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations.

During the twelve months ended December 31, 2017, common stock was issued as a result of exercise of Warrants as described below:

	Twelve Months Ended December 31, 2017
	Common Stock Issued	Proceeds
Series K Warrants	160,000	106,000
Series L Warrants	570,000	5,700
Series M-A Warrants	1,485,000	950,250
Series M-B Warrants	3,945,000	2,367,000
	6,160,000	$3,428,950

During the twelve months ended December 31, 2017, we issued 160,000 shares of common stock as a result of the exercise of Series K Warrants, 570,000 shares of common stock as a result of the exercise of Series L Warrants and 5,430,000 shares of common stock as a result of the exercise of Series M Warrants, resulting in a total proceeds of approximately $3.4 million.

In addition, in September 2017, as permitted by Section 2(a) of the Series M Warrants agreement the Board of Directors of the Company approved a voluntarily reduction of the exercise price of the Series M Warrants exercisable into 3,945,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.60 per share of common stock, for the remaining term of these warrants (The Series “M-B” Warrants). Except for the reduction in exercise price, the terms of these Series M-B Warrants remained unchanged. In September 2017, the Company issued 3,500,000 shares of common stock as a result of the exercise of these Series M-B Warrants. In the fourth quarter of 2017, the remaining 445,000 Series M-B Warrants for which the exercise price had been adjusted to $0.60 were exercised.

   In October 2017, the Board of Directors of the Company approved voluntarily reductions of the exercise price of additional Series M Warrants exercisable into 1,185,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.65 per share of common stock, and Series M Warrants exercisable into 300,000 shares of the Company’s common stock from an exercise price of $2.35 per share of common stock to $0.60 per share of common stock. These, along with the remainder of the Series M Warrants for which the original exercise price was not reduced comprise the Series M-A Warrants.   Except for the reduction in exercise price, the terms of these Series M Warrants remained unchanged. During the fourth quarter of 2017, all Series M-A warrants for which the exercise price was reduced were exercised. The remaining Series M-A warrants expired during the fourth quarter of 2017.

     As of December 31, 2017, all of the Series B, E, G, H, J and M Warrants for which the exercise price had been adjusted were fully exercised or expired.

8. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s consolidated

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

balance sheets (in thousands).

	Principal Amount of 2020 Notes	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative
Balance - December 31, 2016	$-	$-	$-	$-	$-	$-
Issuance of 2020 Notes and related discounts and issue costs	$16,492	$(3,009)	$(800)	$12,683	$6,975	$19,658
Amortization of debt discount	-	508	-	508	-	508
Amortization of debt issue costs	-	-	135	135	-	135
Paid-in-kind interest	165	-	-	165	-	165
Change in fair value of 2020 Notes embedded derivative	-	-	-	-	(1,751)	(1,751)
Balance - December 31,2017	$16,657	$(2,501)	$(665)	$13,491	$5,224	$18,715

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD (the “Holder”) the holder of the 2017 Notes, which were issued under that certain Indenture dated as of June 6, 2014, by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee (as supplemented, the “2017 Notes Indenture”), and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by the Company’s stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). Pursuant to the Purchase Agreement, the Company also granted the Holder an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the Exchange. The right to purchase Option Notes expired as of September 30, 2017. On June 20, 2017, the Company completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes.  The Company recognized an approximately $4.0 million loss which has been recorded as loss on exchange or conversion of debt within the consolidated statements of operations.

The 2020 Notes will mature on March 15, 2020 and are secured by a first lien on substantially all of the Company’s assets. The 2020 Notes bear interest at a rate equal to 12% per annum (with 2% potentially payable as PIK Interest (as defined and described below) at the Company’s option), payable on March 31, June 30, September 30, and December 31 of each year. Under certain circumstances, the Company has the option to pay a portion of the interest due on the 2020 Notes by either (a) increasing the principal amount of the 2020 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”). In the event the Company pays any portion of the interest due on the 2020 Notes as PIK Interest, the maximum aggregate principal amount of 2020 Notes that could be convertible into shares of the Company’s common stock will be increased. Additional shares of the Company’s common stock may also become issuable pursuant to the 2020 Notes in the event the Company is required to make certain make-whole payments as provided in the 2020 Notes Indenture.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

On June 20, 2017, the Company and the Holder exchanged all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes. As a result, at December 31, 2017, the outstanding principal amount of the 2017 Notes was zero.

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

2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

	Principal Amount of 2022 Notes	Debt Discount	Debt Issue Costs	Total
Balance - December 31, 2016	$9,575	$(1,307)	$(47)	$8,221
Amortization of debt discount	-	149	-	149
Amortization of debt issue costs	-	-	6	6
Exchange of 2022 Notes	(8,885)	-	-	(8,885)
One-time repurchase of debt	(175)	-	-	(175)
Write-off of debt discount and debt issue costs associated with extinguishment of debt	-	1,158	41	1,199
Balance - December 31, 2017	$515	$-	$-	$515

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes will mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the twelve-months ended December 31, 2017, 2016 and 2015, the Company recorded $0.2 million, $4.0 million and $3.7 million, respectively, of expense related to the amortization of debt discounts and issue costs, $1.2 million, $2.5 million, and $1.9 million respectively, of expense related to the write-off of debt discount and debt issue costs associated with extinguishment or conversion of debt; and $0.05 million and $1.2 million and $1.8 million, respectively, of interest expense related to the 2022 Notes.

The amortization of debt issue costs, debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortizes debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of approximately 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

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

If a holder elected to convert its 2022 Notes prior to July 1, 2017, such holder was entitled to receive, in addition to the consideration upon conversion, a Coupon Make-Whole Payment. The Coupon Make-Whole Payment was equal to the sum of the present values of the number of semi-annual interest payments that would have been payable on the 2022 Notes that a holder had elected to convert from the last day through which interest was paid up to but excluding July 1, 2017, computed using a discount rate of 2%. The Company could pay any Coupon Make-Whole Payment either in cash or in shares of common stock at its election. If the Company elected to pay in common stock, the stock would be valued at 90% of the average of the daily volume weighted average prices of the Company’s common stock for the 10 trading days preceding the date of conversion. Prior to 2016, the Company converted $20.1 million in outstanding 2022 Notes in return for 28,978 shares of the Company’s common stock, of which, 7,331 represented amounts owed under the Coupon Make-Whole Payment. Additionally, the Company issued 55,392 shares in exchange for the redemption of $2.5 million of the 2022 Notes. No holders of the 2022 Notes elected to convert, and the conversion period has expired.

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

The holders of the 2022 Notes had a one-time option to require the Company to repurchase on July 1, 2017 (or on the first business day following such date), at a purchase price, payable in cash, equal to one hundred percent (100%) of the principal amount of any 2022 Notes to be so purchased, plus accrued and unpaid interest. Prior to July 1, 2017, certain holders of the 2022 Notes delivered notices to the trustee of the 2022 Notes requiring the repurchase of $175,000 principal amount of the 2022 Notes, plus

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

accrued and unpaid interest, which was completed on July 3, 2017.

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

If there is an Event of Default (as defined in the 2022 Notes Indenture) under the 2022 Notes, the holders of not less than 25% in principal amount of the outstanding notes by notice to the Company and the trustee may, and the trustee at the request of such holders shall, declare the principal amount of all the outstanding 2022 Notes and accrued and unpaid interest thereon to be due and payable immediately.  There have been no Events of Default as of December 31, 2017

In the first quarter of 2018, the Company issued 780,303 shares in exchange for the redemption of the remaining $515,000 in outstanding 2022 Notes.

9. Capital Stock

As of December 31, 2017, the Company has authorized 250.0 million and 10.0 million shares of common and preferred stock, respectively, of which there are 21.8 million shares of common stock outstanding and zero shares of preferred stock outstanding.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

10. Equity Incentive Plans

2006 Omnibus Securities and Incentive Plan. During 2006, the Company established the Gevo, Inc. 2006 Omnibus Securities and Incentive Plan (the “2006 Plan”). Pursuant to the 2006 Plan, the Company granted stock awards to employees and directors of the Company. Upon adoption of the Gevo, Inc. 2010 Stock Incentive Plan (as amended, the “2010 Plan”), no further grants can be made under the 2006 Plan. At December 31, 2017, a total of 837 shares of Gevo common stock were reserved for issuance upon the exercise of outstanding stock option awards under the 2006 Plan.  To the extent outstanding awards under the 2006 Plan expire, or are forfeited, cancelled, settled, or become unexercisable without the issuance of shares, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the 2010 Plan, which was subsequently amended in June 2013, and amended and restated in July 2015, June 2016 and November 2016, and provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees and directors of the Company. Stock options granted under the 2010 Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the stock option is granted and expire ten years after the date of grant. At December 31, 2017, a total of 45,594 shares of Gevo common stock were reserved for issuance upon the exercise of outstanding stock option awards under the 2010 Plan, and an additional 133,607 shares were available for grant.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the ESPP. The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 4,285 shares of common stock for issuance under the ESPP, of which 3,802 shares as of December 31, 2017 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period.

11. Stock-Based Compensation

Stock-Based Compensation Expense. The following table sets forth the Company’s stock-based compensation expense (in thousands).

	Year Ended December 31,
	2017	2016	2015
Stock options and ESPP awards
Research and development	$37	$62	$131
Selling, general and administrative	122	321	401

Restricted stock awards
Research and development	12	116	576
Selling, general and administrative	17	143	1,467

Restricted stock units
Research and development	70	28	10
Selling, general and administrative	163	216	62

Total stock-based compensation	$421	$886	$2,647

Determining Fair Value of Share-Based Payment Awards. The following table sets forth the Black-Scholes option pricing model assumptions and resulting grant date fair value for stock options granted.

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.01%	1.49%	1.62%
Expected dividend yield	None	None	None
Expected volatility factor	119.00%	106.70%	106.89%
Expected option life (in years)	5.77	5.77	5.77
Weighted average grant date fair value	$0.86	$5.66	$35.40

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Stock Option Award Activity. Stock option activity under the Company’s option plans at December 31, 2017 and changes during the year ended December 31, 2017 were as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Options	Price	(years)	Intrinsic Value
Options outstanding at December 31, 2016	16,915	$289.73		$-
Granted	60,000	1.01
Canceled or forfeited	(30,484)	1.01
Exercised	-	-
Options outstanding at December 31, 2017	46,431	$106.19	8.25	$-

Options exercisable at December 31, 2017	29,013	$165.47	7.85	$-

Options vested and expected to vest at December 31, 2017	46,431	$106.19	8.25	$-

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the closing price of Gevo’s common stock on the last trading day of the 2017 calendar year and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2017. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was zero.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2017.

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
			Average		Weighted-	Average
Range of		Weighted-	Remaining		Average	Remaining
Exercise	Number of	Average Exercise	Contractual Life	Number of	Exercise	Contractual Life
Prices	Options	Price	in Years	Options	Price	in Years
$0.00 to $51.00	43,968	$14.03	8.65	26,550	$18.35	8.49
$105.00 to $147.00	80	$144.90	0.00	80	$144.90	0.00
$264.00 to $438.00	586	$368.79	0.33	586	$368.79	0.33
$462.00 to $1,845.00	801	$715.51	1.89	801	$715.51	1.89
$2,331.00 to $3,426.00	637	$2,938.98	0.29	637	$2,938.98	0.29
$3,801.00 to $5,742.00	360	$4,556.47	1.69	360	$4,556.47	1.69
	46,431	$106.19	8.25	29,013	$165.47	7.85

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2017, $0.1 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately one year.

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

Non-vested restricted stock awards at December 31, 2017 and changes during the year ended December 31, 2017 were as follows.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2016	8,823	$47.51
Granted	-	-
Vested	(5,730)	49.50
Canceled or forfeited	-	-
Non-vested at December 31, 2017	3,093	$43.80

The total fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.3 million, and $1.4 million, respectively. As of December 31, 2017, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $0.1 million, which is expected to be recognized over a weighted-average period of approximately one year.

12. Gevo Development

Gevo, Inc. currently owns 100% of the outstanding equity interests of Gevo Development.

Gevo, Inc. made capital contributions to Gevo Development of $8.9 million, $12.3 million, and $7.9 million, respectively, during the years ended December 31, 2017, 2016, and 2015.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Luverne after September 22, 2010, the closing date of the acquisition) which has been fully allocated to Gevo, Inc.’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Year Ended December 31,
	2017	2016	2015
Gevo Development Net Loss	$(12,653)	$(12,983)	$(12,294)

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly owned subsidiary which is then consolidated into Gevo, Inc. As of December 31, 2017, Gevo Development does not have any assets that can be used only to settle obligations of Gevo Development.

As previously disclosed, in June 2011, we entered into an Isobutanol Joint Venture Agreement (the “Joint Venture Agreement”) between our wholly-owned subsidiary, Gevo Development and Redfield Energy, LLC (“Redfield”), under which we agreed to work with Redfield to Retrofit Redfield’s ethanol production facility located near Redfield, South Dakota for the commercial production of isobutanol.  During the fourth quarter of 2017, we entered into an Agreement with Redfield, pursuant to which we and Redfield agreed to terminate the Joint Venture Agreement in all respects.  There are no termination fees or other obligations of either party in connection with such termination.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $359.2 million and $336.7 million, respectively, which may be used to offset future taxable income. The Company also had federal research and development tax credit carryforwards and other federal tax credit carryforwards which aggregate to $3.5 million at December 31, 2017. These carryforwards expire at various times through 2037 and may be limited in their annual usage by Section 382 of the Internal Revenue Code, as amended, relating to ownership changes.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets (in thousands).

	December 31,
	2017	2016
Deferred tax assets, net:
Net operating loss carryforwards	$100,631	$133,514
Research and other credits	3,482	3,482
Other temporary differences	3,266	2,319
Deferred tax assets - before valuation allowance	107,379	139,315
Valuation allowance	(107,379)	(139,315)
Net deferred tax assets - after valuation allowance	$-	$-

The Company recognizes uncertain tax positions net, against any operating losses or applicable research credits as they arise.  Currently, there are no uncertain tax positions recognized at December 31, 2017. The Company has provided a full valuation allowance on its deferred tax assets at December 31, 2017 and 2016, as management believes it is more likely than not that the related deferred tax asset will not be realized. The reported amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses, primarily because of changes in the valuation allowance.

The following table sets forth reconciling items from income tax computed at the statutory federal rate.

	Year Ended December 31,
	2017	2016	2015
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	7.5%	2.9%	5.4%
Research and other credits	0.0%	(5.8%)	(1.2%)
Impact of change in statutory tax rates	(183.8%)	0.0%	0.0%
Permanent deductions	7.5%	(18.0%)	(4.0%)
Valuation allowance	133.8%	(14.1%)	(35.2%)
Effective tax rate	0.0%	(0.0%)	0.0%

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The Company’s evaluation was performed for the tax periods from inception to December 31, 2017, which remain subject to examination by major tax jurisdictions as of December 31, 2017.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with any material impact to its financial results. The Company would recognize interest and penalties

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations.  Accrued interest and penalties would be included within the related tax liability line in the consolidated balance sheets.

In December 2017, the federal government of the United States of America passed the “Tax Cuts and Jobs Act”. The Company has evaluated the impact, if any, on the Company’s financial statements, including tax disclosures. As of December 31, 2017, the Company does not consider the new tax reform to materially impact to the Company’s financial statements except for certain reductions in the estimated valuation of net operating loss carryforwards and the associated offsetting valuation allowance.

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

15. Commitments and Contingencies

Leases. During the year ended December 31, 2012, the Company entered into a six year software license agreement. The Company concluded that the software license agreement qualifies as a capital lease. Accordingly, at December 31, 2017 and 2016, the Company had capital lease liabilities of zero and $0.1 million included in accounts payable and accrued liabilities and other long-term liabilities, respectively on its consolidated balance sheet.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado (the “Colorado Facility”) with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months. The Company maintains an operating lease for rail cars Luverne Facility, with the lease term expiring in July 2020.

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.6 million, $1.7 million, and $1.6 million, respectively. The Company recognizes rent expense on its operating leases on a straight-line basis.

The table below shows the future minimum payments under non-cancelable operating leases and capital leases at December 31, 2017 (in thousands).

Operating Leases
2018	$1,421
2019	907
2020	394
2021	200
2022	-
Thereafter	-
Total	$2,922

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2017and 2016, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2017.

16. Fair Value Measurements and Fair Value of Financial Instruments

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable; as carrying value approximately fair value due to their short-term nature; at December 31, 2017 and 2016, respectively (in thousands).

		Fair Value Measurements at December 31, 2017 (In thousands)
	Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$1,951	$-	$-	$1,951
2020 Notes Embedded Derivative Liability	5,224	-	-	5,224
Total Recurring Fair Value Measurements	$7,175	$-	$-	$7,175

Nonrecurring
Corn and finished goods inventory	$1,916	$189	$1,727	$-
	$1,916	$189	$1,727	$-

		Fair Value Measurements at December 31, 2016 (In thousands)
	Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$2,698	$-	$1,884	$814
2017 Notes	25,769	-	-	25,769
Total Recurring Fair Value Measurements	$28,467	$-	$1,884	$26,583

Nonrecurring
Corn and finished goods inventory	$1,327	$108	$1,219	$-
	$1,327	$108	$1,219	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
	Derivative Warrant Liability	2017 Notes	2020 Embedded Derivative Liability
Opening Balance	$814	$25,769	$-
Transfers into Level 3	1,884	-	-
Transfers out of Level 3	-	-	-
Total (gains) or losses for the period
Included in earnings	(5,101)	339	(1,751)
Included in other comprehensive income	-	-	-
Purchases, issues, sales and settlements
Purchases	-	-	-
Issues	5,671	-	6,975
Sales	-	-	-
Settlements	(1,317)	(26,108)	-
Closing balance	$1,951	$-	$5,224

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

2017 Notes.  The Company had estimated the fair value of the 2017 Notes to be $25.8 million at December 31, 2016, utilizing a binomial lattice model. The Company derecognized the liability when it exchanged the 2017 Notes for the 2020 Notes on June 20, 2017, and the obligation now is accounted for as a component of the 2020 Notes and related 2020 Note Embedded Liability.

2020 Notes.  The Company has estimated the fair value of the 2020 Notes to be $13.5 million at June 20, 2017, the date the Company exchanged the 2017 Notes for the 2020 Notes, utilizing a binomial lattice model. The Company has elected to account for the 2020 Notes using the amortized cost method and reported at $13.5 million, net of debt discount and issuance costs at December 31, 2017.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $5.2 million at December 31, 2017 based upon Level 3 inputs. See Note 6, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the 2020 Notes with and without the embedded derivative and the fair value of the embedded derivative.

2022 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0 million at December 31, 2017 and December 31, 2016, respectively, based upon Level 3 inputs. See Note 6, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the 2022 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. Prior to 2017, the Company estimated the fair value of the Series A, Series F and Series K warrants using a Monte-Carlo model (Level 3). For all other warrants the Company valued these using a standard Black-Scholes model (Level 2). However, beginning in the first quarter 2017, the Company valued the Series F and K using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3). The Company has estimated the fair value of the derivative warrant liability to be $2.0 million as of December 31, 2017.

 While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

.

.

17. Segments

We have determined that we have two operating segments: (i) Gevo, Inc. segment; and (ii) Gevo Development/Agri-Energy segment. We organize our business segments based on the nature of the products and services offered through each of our consolidated legal entities. Transactions between segments are eliminated in consolidation.

Gevo Segment. Our Gevo segment is responsible for all research and development activities related to the future production of isobutanol, including the development of our proprietary biocatalysts, the production and sale of renewable jet and other fuels, our Retrofit process and the next generation of chemicals and biofuels that will be based on our isobutanol technology. Our Gevo segment also develops, maintains and protects our intellectual property portfolio, develops future markets for our isobutanol and provides corporate oversight services.

Gevo Development/Agri-Energy. Our Gevo Development/Agri-Energy segment is currently responsible for the operation of our Luverne Facility and the production of ethanol, isobutanol and related products.

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

	Year Ended December 31,
	2017	2016	2015
Revenues from external customers:
Gevo	$1,097	$2,425	$2,911
Gevo Development / Agri-Energy	26,439	24,788	27,226
Consolidated	$27,536	$27,213	$30,137

Loss from operations:
Gevo	$(10,603)	$(11,045)	$(19,723)
Gevo Development / Agri-Energy	(12,679)	(12,940)	(12,204)
Consolidated	$(23,282)	$(23,985)	$(31,927)

Interest expense:
Gevo	$2,951	$7,789	$8,147
Gevo Development / Agri-Energy	-	48	96
Consolidated	$2,951	$7,837	$8,243

Depreciation and amortization expense:
Gevo	$473	$738	$856
Gevo Development / Agri-Energy	6,168	6,009	5,717
Consolidated	$6,641	$6,747	$6,573

Acquisitions of plant, property and equipment:
Gevo	$120	$350	$7
Gevo Development / Agri-Energy	1,786	5,588	1,457
Consolidated	$1,906	$5,938	$1,464

	December 31,
	2017	2016
Total assets:
Gevo	$87,507	$110,072
Gevo Development / Agri-Energy	149,758	156,749
Intercompany eliminations (1)	(148,412)	(154,497)
Consolidated (2)	$88,853	$112,324

(1)	Includes intercompany sales of $0.4 and $0.2 million, respectively for hydrocarbon sales.
(2)	All other significant non-cash items relate to the activities of Gevo

18. Subsequent Events

At-The-Market Offering Agreement

On February 13, 2018, the Company entered into an At-The-Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), which provides for the issuance and sale from time to time by the Company of up to $5,000,000 of shares of common stock, par value $0.01 per share (the “Shares”). The Shares have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to our Registration Statement on Form S-3 (File No. 333-211370). Sales of the Shares, if any, may be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the Shares, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

market prices and/or any other method permitted by law.  The Company intends to use the net proceeds from this offering to fund working capital and for other general corporate purposes, which may include the repayment of outstanding indebtedness.

Eco-Energy Ethanol and Isobutanol Purchase and Marketing Agreement

During the first quarter of 2018, Agri-Energy, entered into an Ethanol and Isobutanol Purchase and Marketing Agreement (the “Agreement”) with Eco-Energy, LLC (“Eco-Energy”), which provides for the sale and marketing of ethanol produced at the Luverne Facility. Pursuant to the Agreement, Eco-Energy will purchase ethanol for its own use or account, or purchase ethanol to sell and market to third parties, at market prices at the time of a purchase order for the sale of the ethanol. Agri-Energy will also pay Eco-Energy a marketing fee for any product sold to third parties under the terms of the Agreement. Agri-Energy may also sell isobutanol to Eco-Energy under the terms of the Agreement, however, Agri-Energy is under no obligation to sell any isobutanol to Eco-Energy.

Exchange of 2022 Notes

See Note 8 “Debt” for disclosure of the exchange of the 2022 Notes for shares of the Company’s common stock in the first quarter of 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Based on their evaluation as of December 31, 2017, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have  materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

As previously disclosed, in June 2011, we entered into an Isobutanol Joint Venture Agreement (the “Joint Venture Agreement”) with Redfield Energy, LLC (“Redfield”), under which we agreed to work with Redfield to Retrofit Redfield’s  ethanol production facility located near Redfield, South Dakota for the commercial production of isobutanol.  On November 5, 2017, we entered into an Agreement with Redfield, pursuant to which we and Redfield agreed to terminate the Joint Venture Agreement in all respects.  There are no termination fees or other obligations of either party in connection with such termination.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the definitive proxy statement for our 2018 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2017, and is incorporated into this Report by reference.

Item 11.	Executive Compensation

The information required by this item will be included in the definitive proxy statement for our 2018 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2017, and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the definitive proxy statement for our 2018 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2017, and is incorporated into this Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the definitive proxy statement for our 2018 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2017, and is incorporated into this Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the definitive proxy statement for our 2018 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended December 31, 2017, and is incorporated into this Report by reference.

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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3
4.4	Amended and Restated Warrant to purchase shares of Common Stock issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.6	Plain English Warrant Agreement No. 0647-W-01, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.11
4.7	Plain English Warrant Agreement No. 0647-W-02, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.12
4.8	Plain English Warrant Agreement No. 0647-W-03, dated October 20, 2011, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	October 26, 2011	10.7
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.11	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.12	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
4.13	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 12, 2013	4.1
4.14	Exchange and Purchase Agreement, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35073	April 20, 2017	4.1
4.15	Indenture, dated June 20, 2017, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.	8-K	001-35073	June 20, 2017	4.1
4.16	Registration Rights Agreement, dated June 20, 2017, by and among Gevo, Inc. and the investors named therein.	8-K	001-35073	June 20, 2017	4.2
4.17	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.18	2015 Common Stock Unit Series A Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.19	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35037	May 20, 2015	4.1
4.20	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1
4.21	Form of Amendment No. 1 to Series D Warrant.	8-K	001-35037	June 13, 2016	4.3
4.22	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.1
4.23	Form of Series I Warrant to Purchase Common Stock.	8-K	001-35037	September 15, 2016	4.1
4.24	Form of Series K Warrant to Purchase Common Stock.	8-K	001-35037	February 22, 2017	4.1
10.1†	Ethanol Purchasing and Marketing Agreement, dated April 1, 2009, by and between C&N Ethanol Marketing Corporation and Agri-Energy, LP.	S-1	333-168792	November 4, 2010	10.26
10.2†	License Agreement, dated July 12, 2005, by and between Gevo, Inc. and the California Institute of Technology, as amended.	S-1	333-168792	November 4, 2010	10.6
10.3	Amendment No. 4, dated October 1, 2010, to the License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005.	S-1	333-168792	October 21, 2010	10.10

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.6#	Gevo, Inc. 2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.11
10.7#	Form of Stock Option Agreement under the 2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.13
10.8#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	November 14, 2016	10.4
10.9#	Form of Restricted Stock Unit Agreement under the 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15
10.10#	Form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.21
10.11#	Form of Stock Option Award Agreement under the 2010 Stock Incentive Plan.	10-K	001-35073	March 29, 2011	10.22
10.12#	Gevo, Inc. Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7
10.13#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1
10.14#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33
10.15#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Patrick Gruber.	S-1	333-168792	November 4, 2010	10.14
10.16#	Amendment Agreement, dated December 21, 2011, by and between Gevo, Inc. and Patrick Gruber.	8-K	001-35073	December 27, 2011	10.1
10.17#	Second Amendment Agreement, dated February 16, 2015, by and between Gevo, Inc. and Patrick Gruber.	8-K	001-35073	February 17, 2015	10.1
10.18#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Christopher Ryan.	S-1	333-168792	November 4, 2010	10.16
10.19#	Offer Letter, dated April 10, 2014, by and between Gevo, Inc. and Mike Willis.	10-K	001-35073	April 15, 2014	10.38
10.20#†	Transaction Bonus Agreement, dated September 6, 2016, by and between Gevo, Inc. and Mike Willis.	10-K	001-35073	March 31, 2017	10.20
10.21#	Offer of Employment Letter, dated December 21,2015, for Geoffrey T. Williams, Jr.	10-Q	001-35073	May 9, 2017	10.1
10.22#	Change of Control Agreement for Geoffrey T. Williams, Jr., dated February 18, 2016.	10-Q	001-35073	May 9, 2017	10.2
10.23†	Lease of Space, dated September 13, 2012, between Hines REIT 345 Inverness Drive, LLC and Gevo, Inc.	10-K	001-35073	March 26, 2013	10.48
10.24†	Price Risk Management, Origination and Merchandising Agreement, dated June 1, 2015, by and between Agri-Energy, LLC and FCStone Merchant Services, LLC.	10-Q	001-35073	August 7, 2015	10.3
10.25	Grain Bin Lease Agreement, dated June 1, 2015, by and between Agri-Energy, LLC and FCStone Merchant Services LLC.	10-Q	001-35073	August 7, 2015	10.4

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.26	Unsecured Guaranty Agreement, dated June 1, 2015, by Gevo, Inc. in favor of FCStone Merchant Services, LLC.	10-Q	001-35073	August 7, 2015	10.5
10.27†	First Amendment to Grain Bin Lease Agreement, dated December 21, 2017, Agri-Energy, LLC and FCStone Merchant Services, LLC.					X
10.28†	First Amendment to Price Risk Management, Origination and Merchandising Agreement, dated December 21, 2017, Agri-Energy, LLC and FCStone Merchant Services, LLC.					X
10.29†	Settlement Agreement and Mutual Release, dated August 22, 2015, by and among Gevo, Inc., Butamax Advanced Biofuels, LLC, E.I. du Pont de Nemours & Company and BP Biofuels North America LLC.	10-Q	001-35073	November 5, 2015	10.2
10.30†	Patent Cross-License Agreement, dated August 22, 2015, by and between Gevo, Inc. and Butamax Advanced Biofuels LLC.	10-Q	001-35073	November 5, 2015	10.3
10.31†	Joint Development Agreement, dated November 6, 2015, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	November 10, 2015	10.1
10.32†	Development License Agreement, dated November 6, 2015, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	November 10, 2015	10.2
10.33†	Supplemental Agreement (to Joint Development Agreement), dated November 16, 2017, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	November 21, 2017	10.1
10.34†	Supplemental Agreement (to Development License Agreement), dated November 16, 2017, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	November 21, 2017	10.2
10.35†	Joint Development Agreement, dated February 1, 2016, by and between Gevo, Inc. and Porta Hnos S.A.	8-K	001-35073	February 5, 2016	10.1
10.36†	Commercial License Agreement, dated February 1, 2016, by and between Gevo, Inc. and Porta Hnos S.A.	8-K	001-35073	February 5, 2016	10.2
10.37	First Amendment to Lease, effective December 11, 2015, between Hines REIT 345 Inverness Drive, LLC.	10-K	001-35073	March 30, 2016	10.62
10.38	Form of Securities Purchase Agreement, dated June 10, 2016, by and between Gevo, Inc. and each purchaser identified therein.	8-K	001-35073	June 13, 2016	10.1
10.39	Form of Exchange Agreement.	8-K	001-35073	September 9, 2016	10.3
10.40†	Supply Agreement, effective May 15, 2017, by and between Gevo, Inc. and HCS Holding GmbH.	8-K	001-35073	May 4, 2017	10.1
21.1	List of Subsidiaries.	S-1	333-168792	October 1, 2010	10.10
23.1	Consent of Grant Thornton LLP.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certifications of the Principal Executive Officer and Principal Financial Officer.					X
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2017, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2017, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017; and (iv) Notes to the Consolidated Financial Statements.

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

Gevo, Inc.

By:	/s/ Bradford K. Towne
Bradford K. Towne Chief Accounting Officer

Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2018
Patrick R. Gruber, Ph.D.
/s/ Bradford k. towne	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 28, 2018
Bradford K. Towne
/s/ RUTH I. DREESSEN	Chairperson of the Board of Directors	March 28, 2018
Ruth Dreessen
/s/ GARY W. MIZE	Director	March 28, 2018
Gary W. Mize
/s/ Andy Marsh	Director	March 28, 2018
Andy Marsh
/s/ Johannes Minho roth	Director	March 28, 2018
Johannes Minho Roth
/s/ WILLIAM H. BAUM	Director	March 28, 2018
William Baum