Form 10-Q
period 2018-03-31
Gevo, Inc.
filed 2018-05-10
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, 24,194,353 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	(unaudited)
	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,029	$11,553
Accounts receivable	1,288	1,054
Inventories	4,356	4,362
Prepaid expenses and other current assets	633	712
Total current assets	13,306	17,681

Property, plant and equipment, net	68,764	70,369
Deposits and other assets	803	803
Total assets	$82,873	$88,853

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$3,467	$4,011
2020 Notes embedded derivative liability	2,366	5,224
Derivative warrant liability	1,474	1,951
Total current liabilities	7,307	11,186

2020 Notes, net	13,893	13,491
2022 Notes, net	-	515
Other long-term liabilities	117	130
Total liabilities	21,317	25,322

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common Stock, $0.01 par value per share; 250,000,000 authorized, 22,696,112 and 21,811,059 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	227	218
Additional paid-in capital	465,181	464,663
Accumulated deficit	(403,852)	(401,350)
Total stockholders' equity	61,556	63,531
Total liabilities and stockholders' equity	$82,873	$88,853

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Ethanol sales and related products, net	$8,218	$5,494
Hydrocarbon revenue	-	90
Grant and other revenue	25	32
Total revenues	8,243	5,616

Cost of goods sold	10,583	9,408

Gross loss	(2,340)	(3,792)

Operating expenses
Research and development expense	789	1,217
Selling, general and administrative expense	1,870	2,173
Total operating expenses	2,659	3,390

Loss from operations	(4,999)	(7,182)

Other (expense) income
Interest expense	(825)	(714)
(Loss) on exchange of debt	(21)	(964)
(Loss) from change in fair value of the 2017 Notes	-	(339)
Gain from change in fair value of derivative warrant liability	477	3,259
Gain from change in fair value of 2020 Notes embedded derivative	2,858	-
Other income	8	6
Total other expense, net	2,497	1,248

Net loss	$(2,502)	$(5,934)

Net loss per share - basic and diluted	$(0.11)	$(0.51)
Weighted-average number of common shares outstanding - basic and diluted	22,534,727	11,584,595

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(2,502)	$(5,934)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) from change in fair value of derivative warrant liability	(477)	(3,226)
(Gain) from change in fair value of 2020 Notes embedded derivative	(2,858)	-
Loss from the change in fair value of the 2017 Notes	—	339
Loss on exchange of debt	21	964
(Gain) on extinguishment of warrant liability	—	(33)
Stock-based compensation	98	128
Depreciation and amortization	1,646	1,676
Non-cash interest expense	402	80
Changes in operating assets and liabilities:
Accounts receivable	(234)	(82)
Inventories	7	(720)
Prepaid expenses and other current assets	78	(11)
Accounts payable, accrued expenses, and long-term liabilities	(531)	(1,228)
Net cash used in operating activities	(4,350)	(8,047)

Investing Activities
Acquisitions of property, plant and equipment	(67)	(673)
Net cash used in investing activities	(67)	(673)

Financing Activities
Payments on secured debt	—	(9,616)
Debt and equity offering costs	(164)	(205)
Proceeds from issuance of common stock and common stock warrants	57	11,044
Proceeds from the exercise of warrants	—	2
Net cash (used in)/provided by financing activities	(107)	1,225

Net (decrease) in cash and cash equivalents	(4,524)	(7,495)

Cash, cash equivalents, and restricted cash
Beginning of period	11,553	30,499
End of period	$7,029	$23,004

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Three Months Ended March 31,
	2018	2017
Cash paid for interest, net of interest capitalized	$434	$1,616
Non-cash purchase of property, plant and equipment	$1	$461
Exchange of convertible debt into common stock	$515	$8,177
Accrued offering costs	$—	$73
Fair value of warrants at issuance and upon exercise, net	$—	$5,503

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

1. Nature of Business, Financial Condition, Basis of Presentation and Reverse Stock Split

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation biofuels company focused on the development and commercialization of alternatives to petroleum-based products using isobutanol produced from renewable feedstocks. Gevo was incorporated in Delaware on June 9, 2005. Gevo formed Gevo Development, LLC (“Gevo Development”) in September 2009 to finance and develop biorefineries through joint venture, licensing arrangements, tolling arrangements or direct acquisition (see Note 8. Gevo Development). Gevo Development became a wholly-owned subsidiary of Gevo in September 2010. Gevo Development purchased Agri-Energy, LLC (“Agri-Energy”) in September 2010.

The Company developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to make isobutanol and hydrocarbon products from isobutanol that can displace petrochemical incumbent products. The Company has been able to genetically engineer yeast, whereby the yeast produces isobutanol from carbohydrates. Through May 2012, Agri-Energy was engaged in the business of producing and selling ethanol and related products produced at its production facility located in Luverne, Minnesota (the “Luverne Facility”). The Company commenced the retrofit of the Luverne Facility in 2011 and commenced initial startup operations for the commercial production of isobutanol at the Luverne Facility in May 2012. In September 2012, the Company made the strategic decision to pause isobutanol production at the Luverne Facility to focus on optimizing specific parts of the process to further enhance isobutanol production rates.

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

The Company’s technology converts its renewable isobutanol to alcohol-to-jet (“ATJ”), isooctane, isooctene, and para-xylene (building block for polyester) at its hydrocarbons demonstration plant located at South Hampton Resources located in Silsbee, Texas. In addition the Company’s Luverne Facility has production capacity of about 20 MGPY of ethanol, 45-50 kilotons (“KT”) of animal feed, and 3 million pounds of corn oil.

As of March 31, 2018, the Company continues to engage in research and development, business development, business and financial planning, optimizing operations for isobutanol, hydrocarbon and ethanol production and raising capital to fund future expansion of its Luverne Facility for increased isobutanol and hydrocarbon production. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, (ii) obtaining adequate financing to complete its development activities, (iii) obtaining adequate financing to build out further isobutanol and hydrocarbon production capacity, (iv) gaining market acceptance and demand for its products and services, and (v) attracting and retaining qualified personnel.

Financial Condition. For the three months ended March 31, 2018 and 2017, the Company incurred a consolidated net loss of $2.5 million and $5.9 million, respectively, and had an accumulated deficit of $403.9 million at March 31, 2018. The Company’s cash and cash equivalents at March 31, 2018 totaled $7.0 million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of strategic alternatives and new financings; and (vi) debt service and repayment obligations.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

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

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue up to $5.0 million of shares of the Company’s common stock. In the first quarter of 2018, the Company issued 104,138 shares of common stock under the at-the-market offering for gross proceeds of $0.1 million. The Company paid commissions to its sales agent of approximately $1,000 and incurred other offering related expenses of $0.2 million, the majority of which were one-time expenses associated with the establishment of the "At-the-Market Offering Program". The Company has remaining capacity to issue up to approximately $4.9 million of additional shares of common stock under the at-the-market offering program. Net proceeds will be used for general corporate purposes.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2018 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). NASDAQ Market Price Compliance. On June 21, 2017, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, notifying the Company that, for the prior 30 consecutive business days, the closing bid price of the Company’s common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, the Company had an initial compliance period of 180 calendar days, to regain compliance with this requirement. On December 20, 2017, the Nasdaq Stock Market granted the Company an additional 180 calendar days, or until June 18, 2018, to regain compliance. To regain compliance, the closing bid price of the Company’s common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before June 18, 2018. The Nasdaq determination to grant the second compliance period was based on our meeting of the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

Recent Accounting Pronouncements

   Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Topic 842 Leases. ASU-2016-02 requires leases to be reported on the financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Future minimum lease obligations for leases accounted for as operating leases at March 31, 2018 totaled $2.7 million. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

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

Adoption of New Accounting Pronouncements.

Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. On July 9, 2015, the FASB Board voted to delay the implementation of ASU 2014-09 by one year to December 15, 2017. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which provides additional clarification regarding Identifying Performance Obligations and Licensing. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As a result of the Company’s conclusions below, there is no requirement to select a transition method, as a result of the Company determining that there is no impact upon revenue recognition, historical or otherwise, as a result of adopting ASU 2014-09 effective January 1, 2018.

The Company’s current and historical revenues have consisted of the following: (a) ethanol sales and related products revenue, net; (b) Hydrocarbon revenue; and (c) grant and other revenue, which primarily has historically consisted of revenues from governmental and cooperative research grants. The following provides the Company’s assessment on how this standard impacted the Company upon its adoption effective January 1, 2018

Ethanol sales and related products revenues. Ethanol sales and related products revenues are sold to customers on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. The Company has and continues to sell close to 100 percent of its ethanol production to a single customer, representing 74% and 80% of total revenues for the three months ended March 31, 2018 and 2017, respectively. The Company completed its review of this customer and consistent with prior assessments, does not expect there to be any impact on how the Company has and will continue to account for sales of ethanol to this customer. The Company further evaluated related products, including distiller’s grains, corn oil and isobutanol, and after its review, there is no significant impact either historically or prospectively upon the Company’s adoption of this standard on January 1, 2018.

Hydrocarbon revenue. Hydrocarbon revenues include sales of ATJ, isooctene and isooctane and is sold mostly on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. The Company has determined that there will be no material impact as to how the Company has historically recognized or will recognize revenues upon adopting this standard on January 1, 2018.

Grant and other revenues. Grant and other revenues primarily have historically consisted of governmental and cooperative research grants, of which the Northwest Advanced Renewables Alliance (“NARA”) grant, funded by the United States Department of Agriculture (“USDA”), comprised the majority of those revenues since 2014. After reviewing this arrangement, the Company has concluded that this grant consists of a non-reciprocal arrangement, and therefore, does not qualify as a contract pursuant to Topic 606 “Revenues from Contracts with Customers”, which was established with the issuance of ASU 2014-09. However, Topic 606 stipulates revenue recognition under these circumstances, and we determined that there is no change to revenues recognition upon adopting this standard on January 1, 2018.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Statement of Cash Flows – Restricted Cash (“ASU 2016-18”). In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows – Restricted Cash, which standardizes the classification and presentation of changes in restricted cash on the statement of cash flows. This amendment requires that that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This amendment is effective for public business entities for fiscal years beginning after December 15, 2017, but early adoption was permitted. This standard must be applied retrospectively for all periods presented. The Company’s adoption of this standard on January 1, 2018 materially impacted the presentation of the Company’s previously presented 2017 statements of cash flows for the three, six, nine and twelve months ended December 31, 2017, as the Company released approximately $2.6 million of restricted cash in April 2017.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (all amounts unaudited and in thousands):

	March 31,
	2018	2017
Cash and cash equivalents	$7,029	$20,393
Restricted cash	-	2,611
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows.	$7,029	$23,004

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2018 and 2017 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	March 31,
	2018	2017
Warrants to purchase common stock - liability classified (see Note 6)	7,192,373	14,017,373
Warrant to purchase common stock - equity classified	1,393	1,393
2017 Notes	–	47,827
2020 Notes	28,093,500	–
2022 Notes	–	688
Outstanding options to purchase common stock	46,431	76,915
Unvested restricted common stock	2,204	7,536
Total	35,335,901	14,151,732

The Company issued 1,498,241 shares of common stock under the at-the-market public offering, between April 1, 2018 through May 10, 2018, which are not reflected in the tables presented above.

3. Revenues from Contracts with Customers Other Revenues

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Hydrocarbon revenue. Hydrocarbon revenues include sales of ATJ, isooctene and isooctane and is sold mostly on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services.

Grant and other revenues. Grant and other revenues primarily have historically consisted of governmental and cooperative research grants, of which the Northwest Advanced Renewables Alliance (“NARA”) grant, funded by the United States Department of Agriculture (“USDA”), comprised the majority of those revenues since 2014. After reviewing this arrangement, the Company has concluded that this grant consists of a non-reciprocal arrangement, and therefore, does not qualify as a contract pursuant to Topic 606 “Revenues from Contracts with Customers”. Other revenues also include occasional short-term (less than one-year) consulting services and until December of 2017, the lease of the Company’s corn storage bins at its Luverne, MN facility.

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended March 31, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$8,218		$8,218
Hydrocarbon revenue	-	-	-
Grant and other revenue	25	-	25
	$8,243	$-	$8,243
Timing of Revenue Recognition
Goods transferred at a point in time	$8,218	$-	$8,218
Services transferred over time	25	-	25
	$8,243	$-	$8,243
Operating Segment
Gevo	$25	$-	$25
Gevo Development / Agri-Energy	8,218	-	8,218
	$8,243	$-	$8,243
Geographic Region
United States	$8,243	$-	$8,243
Other	-	-
	$8,243	$-	$8,243

	Three Months Ended March 31, 2017
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$5,494	$-	$5,494
Hydrocarbon revenue	90	-	90
Grant and other revenue	–	32	32
	$5,584	$32	$5,616
Timing of Revenue Recognition
Goods transferred at a point in time	$5,584	$-	$5,584
Services transferred over time	-	32	32
	$5,584	$32	$5,616
Operating Segment
Gevo	$90	$-	$90
Gevo Development / Agri-Energy	5,494	32	5,526
	$5,584	$32	$5,616
Geographic Region
United States	$5,494	$32	$5,526
Other	90	-	90
	$5,584	$32	$5,616

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three months ended March 31, 2018 and 2017, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of March 31, 2018 and December 31, 2017, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point”. All material contracts have payment terms of between one to three months, and there are no return or refund rights.

Services transferred over time

For the three months ended March 31, 2018 and 2017, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of March 31, 2018 and December 31, 2017, there were no material unfulfilled or partially fulfilled performance obligations.

For the three months ended March 31, 2018 and 2017, revenues were recognized ratably over time, as the performance obligation was satisfied and benefit to the customer was transferred on a ratable basis over time.

Contract Assets and Trade Receivables

As of March 31, 2018 and December 31, 2017, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s consolidated balance sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of March 31, 2018 and December 31, 2017.

4. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	March 31,	December 31,
	2018	2017
Raw materials
Corn	$33	$189
Enzymes and other inputs	172	202
Nutrients	5	5
Finished goods
Ethanol	385	222
Isobutanol	1,010	1,122
Jet Fuels, Isooctane and Isooctene	908	524
Distiller's grains	23	59
Work in process - Agri-Energy	226	197
Work in process - Gevo	145	437
Spare parts	1,449	1,405
Total inventories	$4,356	$4,362

Work in process inventory includes unfinished jet fuel, isooctane, and isooctene inventory.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

5. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful Life			March 31,	December 31,
	(in years)			2018	2017
Construction in progress				$507	$479
Plant machinery and equipment		10		16,285	16,284
Site improvements		10		7,051	7,051
Luverne retrofit asset		20		70,842	70,842
Lab equipment, furniture and fixtures and vehicles		5		6,513	6,513
Demonstration plant		2		3,597	3,597
Buildings		10		2,543	2,543
Computer, office equipment and software		3		1,807	1,795

Leasehold improvements, pilot plant, land and support equipment	2	-	5	2,536	2,536
Total property, plant and equipment				111,681	111,640
Less accumulated depreciation and amortization				(42,917)	(41,271)
Property, plant and equipment, net				$68,764	$70,369

Included in cost of goods sold is depreciation of $1.6 million and $1.5 million during the three months ended March 31, 2018 and 2017, respectively.

Included in operating expenses is depreciation of $0.1 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

6. Embedded Derivatives and Derivative Warrant Liabilities

2020 Notes Embedded Derivative

In June 2017, the Company issued its 12% convertible senior secured notes due 2020 (the “2020 Notes”) in exchange for its 12.0% convertible senior secured notes due 2017 (the “2017 Notes”). The 2020 Notes contain the following embedded derivatives: (i) a Make-Whole Payment (as defined in the indenture governing the 2020 Notes (the “2020 Notes Indenture”)) upon either conversion or redemption; (ii) right to redeem the outstanding principal upon a Fundamental Change (as defined in the 2020 Notes Indenture); (iii) issuer rights to convert into a limited number of shares in any given three month period commencing nine -months from the issuance date and dependent on the stock price exceeding 150% of the then in-effect conversion price over a ten-business day period; and (iv) holder rights to convert into either shares of the Company’s common stock or pre-funded warrants upon the election of the holders of the 2020 Notes.

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

(unaudited)

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

As of March 31, 2018, the estimated fair value of the embedded derivatives was $2.4 million. Any change in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as $2.9 million from the change in fair value of embedded derivatives in the consolidated statements of operations for the three months ended March 31, 2018, respectively. The Company recorded the estimated fair value of the embedded derivative with the 2020 Notes, net in the consolidated balance sheets.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	March 31,	December 31,
	2018	2017
Stock price	$0.46	0.59
Conversion Rate per $1,000	1,358.90	1,358.90
Conversion Price	$0.74	$0.74
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	2.24%	1.89%
Estimated stock volatility	75%	75%
Estimated credit spread	28%	28%

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

The Company had concluded that the embedded derivatives within the 2020 Notes required separation from the host instrument and was re-valued each reporting period, with changes in the fair value of the embedded derivative recognized as a component of the Company’s consolidated Statements of Operations. As of December 31, 2017, the fair value of the 2020 Notes embedded derivative was zero. In January 2018, the Company entered into a private exchange agreement with a holder of the 2022 Notes to exchange the remaining $0.5 million of outstanding principal amount of the 2022 Notes for 780,303 shares of common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes, including any remaining obligations under the 2022 Notes embedded derivative.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of March 31, 2018:

	Issuance Date	Expiration Date	Exercise Price as of March 31, 2018		Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of March 31, 2018	Shares Underlying Warrants Outstanding as of March 31, 2018 (4)
2013 Warrants	12/16/2013	12/16/2018	$8.99		71,013	15,239	55,774
2014 Warrants	08/05/2014	08/05/2019	$6.83		50,000	30,538	19,462
Series A Warrants	02/03/2015	02/03/2020	$0.68		110,833	99,416	11,417
Series B Warrants	02/03/2015	08/03/2015	-	(1)	110,833	110,833	-
Series C Warrants	05/19/2015	05/19/2020	$5.50		21,500	-	21,500
Series D Warrants	12/11/2015	12/11/2020	$2.00		502,500	501,570	930
Series E Warrants	12/11/2015	12/11/2020	-	(1)	400,000	400,000	-
Series F Warrants	04/01/2016	04/01/2021	$2.00		514,644	233,857	280,787
Series G Warrants	04/01/2016	04/01/2017	-	(1)	328,571	328,571	-
Series H Warrants	04/01/2016	10/01/2016	-	(1)	1,029,286	1,029,286	-
Series I Warrants	09/13/2016	09/13/2021	$11.00		712,503	-	712,503
Series J Warrants	09/13/2016	09/13/2017	-	(1)	185,000	185,000	-
Series K Warrants	02/17/2017	2/17/2022	$0.60		6,250,000	160,000	6,090,000
Series L Warrants	02/17/2017	02/17/2018	-	(1)	570,000	570,000	-
Series M-A Warrants	02/17/2017	11/17/2017	-	(1), (2)	2,305,000	1,485,000	-
Series M-B Warrants	02/17/2017	11/17/2017	-	(1), (3)	3,945,000	3,945,000	-
					17,106,683	9,094,310	7,192,373

(1)	Warrants have either been fully exercised and/or expired as of March 31, 2018.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

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

There were no warrants exercised during the three months ended March 31, 2018.

As of March 31, 2018, all of the Series B, E, G, H, J and M Warrants for which the exercise price had been adjusted were fully exercised or expired.

7. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	March 31,	December 31,
	2018	2017
Accounts payable - trade	$772	$666
Accrued legal-related fees	192	274
Accrued employee compensation	470	700
Accrued interest	416	434
Accrued production fees	353	447
Accrued utilities and supplies payable	833	677
Accrued taxes payable	358	172
Customer deposit	-	436
Other accrued liabilities *	73	205
Total accounts payable and accrued liabilities	$3,467	$4,011

*	Other accrued liabilities consist of franchise taxes, audit fees, and a variety of other expenses, none of which individually represent greater than five percent of total current liabilities.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

8. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2020 Notes	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative
Balance - December 31, 2017	$16,657	$(2,501)	$(665)	$13,491	$5,224	$18,715
Amortization of debt discount	-	252	-	252	-	252
Amortization of debt issue costs	-	-	67	67	-	67
Paid-in-kind interest	83	-	-	83	-	83
Change in fair value of 2020 Notes embedded derivative	-	-	-	-	(2,858)	(2,858)
Balance - March 31, 2018	$16,740	$(2,249)	$(598)	$13,893	$2,366	$16,259

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD, the holder of the 2017 Notes (the “Holder”) and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). The 2020 Notes were issued under that certain Indenture dated as of June 6, 2014, by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee (as supplemented, the “2017 Notes Indenture”), and Whitebox. Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by the Company’s stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). Pursuant to the Purchase Agreement, the Company also granted the Holder an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the Exchange. The right to purchase Option Notes expired in the third quarter of 2017. On June 20, 2017, the Company completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes. The Company recognized an approximately $4.0 million loss which has been recorded as loss on exchange or conversion of debt within the consolidated statements of operations.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

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

 2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

Principal Amount of 2022 Notes
Balance - December 31, 2017	$515
Exchange of 2022 Notes	(515)
Balance – March 31, 2018	$—

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% per annum, which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes were to mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the three months ended March 31, 2018 and 2017, the Company recorded:

●	$0.0 million and $0.08 million, respectively, of expense related to the amortization of debt discounts and issue costs,
●	$0.02 million and $1.2 million, respectively, of expense related to the exchange of debt;
●	$0.0 million and $0.02 million, respectively, of interest expense related to the 2022 Notes.

The amortization of debt issue costs, debt discounts and cash interest are included as a component of interest expense in the consolidated statements of operations. The Company amortized debt discounts and debt issue costs associated with the 2022 Notes using an effective interest rate of 40% from the issuance date through July 1, 2017, a five-year period, which represents the date the holders can require the Company to repurchase the 2022 Notes.

In January 2018, the Company entered into a private exchange agreement with a holder of the 2022 Notes to exchange the remaining $0.5 million of outstanding principal amount of the 2022 Notes for 780,303 shares of common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes.

9. Gevo Development

The Company made capital contributions to Gevo Development of $1.3 million and $8.9 million, respectively, during the three months ended March 31, 2018 and the year ended December 31, 2017.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to the Company’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended March 31,
	2018	2017
Gevo Development Net Loss	$(2,517)	$(4,173)

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly-owned subsidiary which is then consolidated into Gevo.

10. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Stock options and employee stock purchase plan awards
Research and development	$9	$9
Selling, general and administrative	30	30

Restricted stock awards
Research and development	—	12
Selling, general and administrative	—	17

Restricted stock units
Research and development	17	18
Selling, general and administrative	41	42
Total stock-based compensation	$97	$128

11. Commitments and Contingencies

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

Leases. During the year ended December 31, 2012, the Company entered into a six-year software license agreement. The Company concluded that the software license agreement qualified as a capital lease. Accordingly, at March 31, 2018 and December 31, 2017, there were no capital lease obligations outstanding.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months. The Company has an operating lease for the rail cars used by Agri-Energy in Luverne, Minnesota.

Rent expense for the three months ended March 31, 2018 and 2017 was $0.4 million and $0.4 million, respectively.

The table below shows the future minimum payments under non-cancelable operating leases and at March 31, 2018 (in thousands):

Operating Leases
2018 (remaining)	$1,094
2019	943
2020	430
2021	218
2022 and thereafter	–
Total	$2,685

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The Company entered into a five-year software licensing agreement on April 2, 2018 with future minimum lease payments totaling approximately $0.6 million.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2018 and December 31, 2017, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2018 or December 31, 2017.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

 These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at March 31, 2018 and December 31, 2017, respectively (in thousands).

		Fair Value Measurements at March 31, 2018 (In thousands)
	Fair Value at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$1,474	$-	$-	$1,474
2020 Embedded Derivative Liability	2,366	-	-	2,366
Total Recurring Fair Value Measurements	$3,840	$-	$-	$3,840

Nonrecurring
Corn and finished goods inventory	$1,835	$33	$1,802	$-
Total Non-Recurring Fair Value Measurements	$1,835	$33	$1,802	$-

		Fair Value Measurements at December 31, 2017 (In thousands)
	Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$1,951	$–	$–	$1,951
2020 Notes Embedded Derivative Liability	5,224	–	–	5,224
Total Recurring Fair Value Measurements	$7,175	$–	$–	$7,175

Nonrecurring
Corn and finished goods inventory	$1,916	$189	$1,727	$–
Total Non-Recurring Fair Value Measurements	$1,916	$189	$1,727	$–

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the three months ended March 31, 2018.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)

	Derivative Warrant Liability	2020 Notes Embedded Derivative
Opening Balance	$1,951	$5,224
Transfers into Level 3	–	–
Transfers out of Level 3	–	–
Total (gains) or losses for the period
Included in earnings	(477)	(2,858)
Included in other comprehensive income	–	–
Purchases, issues, sales and settlements
Purchases	–	–
Issues	–	–
Sales	–	–
Settlements	–	–
Closing balance	$1,474	$2,366

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $2.4 million at March 31, 2018 and $5.2 million at December 31, 2017 based upon Level 3 inputs. Changes in the fair value of the embedded derivative is recognized each reporting period as a “Change in fair value of 2020 Notes embedded derivative” in the consolidated Statements of Operations and Statements of Cash Flows. See Note 6, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the embedded derivative.

Derivative Warrant Liability. Prior to 2017, the Company estimated the fair value of the Series A, Series F and Series K warrants using a Monte-Carlo model (Level 3). For all other warrants the Company valued these using a standard Black-Scholes model (Level 2). However, beginning in the first quarter 2017, the Company valued the Series F and K using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3). During the first quarter of 2018, only the Series K warrants were valued using a Monte-Carlo model. The Company has estimated the fair value of the derivative warrant liability to be $1.5 million as of March 31, 2018. Changes in the fair value of the derivative warrant liability is recognized each reporting period as a “Change in fair value of derivative warrant liability” in the consolidated Statements of Operations and Statements of Cash Flows.

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

(unaudited)

Gevo Development/Agri-Energy Segment. Our Gevo Development/Agri-Energy segment is currently responsible for the operation of our Luverne Facility and the production of ethanol, isobutanol and related products.

	Three Months Ended March 31,
	2018	2017
Revenues:
Gevo	$25	$90
Gevo Development / Agri-Energy	8,218	5,526
Consolidated	$8,243	$5,616

Loss from operations:
Gevo	$(2,476)	$(3,065)
Gevo Development / Agri-Energy	(2,523)	(4,117)
Consolidated	$(4,999)	$(7,182)

Interest expense:
Gevo	$825	$714
Gevo Development / Agri-Energy	–	–
Consolidated	$825	$714

Depreciation expense:
Gevo	$84	$137
Gevo Development / Agri-Energy	1,562	1,539
Consolidated	$1,646	$1,676

Acquisitions of plant, property and equipment:
Gevo	$–	$56
Gevo Development / Agri-Energy	67	617
Consolidated	$67	$673

	March 31,	December 31,
	2018	2017
Total assets:
Gevo	$81,629	$87,507
Gevo Development / Agri-Energy	147,290	149,758
Intercompany eliminations	(146,046)	(148,412)
Consolidated	$82,873	$88,853

  14. Subsequent Events

None noted except for those events described in Notes 2 and 11 to the unaudited consolidated finanical statements for the quarter ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Quarterly Report on Form 10-Q (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products, our ability to expand or continue production of isobutanol at our production facility in Luverne, Minnesota (the “Luverne Facility”), our ability to meet our production, financial and operational guidance, the continued listing of our common stock on The NASDAQ Capital Market, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet fuel (“ATJ”), our ability to raise additional funds to continue operations and/or expand the Luverne Facility, our ability to produce isobutanol, achievement of advances in our technology platform, the success of our retrofit production model, additional competition and changes in economic conditions and those risks described in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Annual Report”), and other reports that we have filed with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

On April 12, 2018, we filed a definitive proxy statement in connection with our 2018 Annual Meeting of Stockholders (the “Annual Meeting”) to be held on Wednesday, May 30, 2018. At the Annual Meeting, we are asking for stockholders to approve, among other thing, an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the outstanding shares of our common stock by a ratio of not less than one-for-two and not more than one-for-twenty at any time on or prior to June 5, 2018, with the exact ratio to be set at a whole number within this range by our Board of Directors in its sole discretion (the “Reverse Stock Split”). We believe that the Reverse Stock Split is necessary to maintain our listing on the NASDAQ Capital Market, and to provide us with resources and flexibility, with respect to raising capital, sufficient to execute our business plans and strategy, and improve the marketability and liquidity of our common stock. In addition, the delisting of our common stock from a national securities exchange would constitute a “fundamental change” under the indenture governing our 12% convertible senior secured notes due 2020 (the “2020 Notes”), which would give holders the right to require us to repurchase the 2020 Notes. The repurchase of the 2020 Notes as a result of a fundamental change would likely render us insolvent and result in some type of bankruptcy, insolvency, liquidation, or reorganization event for the Company.

Latest Highlights and Developments

●

On April 3, 2018, we announced the appointment of Tim Cesarek to the newly created position of Executive Vice President and Chief Commercial Officer. Mr. Cesarek brings over 20 years of knowledge and experience in strategic and commercial transactions, with 15 years in the field of renewable resource based fuels and chemicals. In addition to overseeing our commercial development of our fuel and chemical products, Mr. Cesarek we expect to develop opportunities for the Company with strategic customers and partners.

●

On February 8, 2018, we strengthened our existing relationship with Musket Corporation, a national fuel distributor under the umbrella of the Love’s Family of Companies, by amending our existing isobutanol supply agreement to provide Musket with the exclusive right to sell our renewable isobutanol within a 300 mile radius of Houston, Texas. This agreement establishes a market region that encompasses Austin, Dallas, Fort Worth, Oklahoma, Louisiana, as well as the majority of South and East Texas.

Market Development, Sales and Production Strategy for 2018

In 2018, we intend to continue to develop the markets for our isobutanol, jet fuel, isooctane, and other products made from isobutanol and ethanol. Ultimately, our primary target is to enter into binding supply contracts for isobutanol and related hydrocarbon products that represent the majority of the production volumes to be produced at the expanded Luverne Facility that we plan to construct (the “Luverne Facility Expansion”). The focus for market development continues to be:

●

Isobutanol for the ethanol free gasoline market, primarily in Reformulated Gasoline or RFG areas. We plan to increase our distribution network, and add additional regions, broadening our distribution footprint. We intend to use isobutanol in our inventory in part to develop these sales.

●

Isooctane for gasoline and chemicals are expected to continue to be a priority. We expect the vast majority of sales to ship to the European Union. We expect that the demand for this product will continue to grow, and we may expand or modify the hydrocarbon demonstration plant at South Hampton Resources in Silsbee, Texas to increase capacity for isooctane. We intend to use renewable isobutanol in our inventory for the feedstock for this product. We expect to continue to work on securing a set of offtake contracts that would support the Luverne Facility Expansion.

●

We plan to sell ATJ for market development purposes and demonstrations. In certain niche markets, we may begin commercial sales, depending on price and volumes that can be supported from the hydrocarbon demonstration plant at South Hampton Resources in Silsbee, Texas. We expect to continue to work on securing a set of offtake contracts that would support the Luverne Facility Expansion.

●

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

We expect to use our inventory of isobutanol to meet our market development needs in 2018. In 2017, we increased our on-hand inventory of isobutanol. During the production runs at the Luverne Facility in 2017, we also met our variable cost production targets for isobutanol. As previously disclosed, running isobutanol at a scale of 1.5 MGPY, the current capacity of the Luverne Facility, increases cash burn because not all of the fixed costs are covered given the relatively low run rate. We are prepared to ramp-up isobutanol production in response to positive demand and price appreciation. We continue to be focused on developing markets and generating cash using the current inventory. We expect to sell isobutanol into the gasoline blendstock market, as well as selling isooctane, jet fuel and other products made from inventoried isobutanol.

Path to Profitability

We believe that there are two paths by which we can become profitable. First, together with the initiatives to improve the cash flow profile of our business in 2018 compared to 2017, we believe that by optimizing the Luverne Facility’s ethanol production processes, developing value added products for ethanol and animal feed produced at the plant and further reducing the cost of the plant’s carbohydrate feedstock, we could become profitable in the near future, independent of isobutanol production.

Second, we believe that we could become profitable if we are able to obtain binding offtake agreements for our isobutanol and related hydrocarbon products that justify the Luverne Facility Expansion, along with adequate financing for such expansion, whereby we would convert the Luverne Facility primarily to the production of isobutanol at scale, with some percentage of such isobutanol volumes to be further processed into hydrocarbons such as ATJ and isooctane.

Luverne Facility Update

In 2018, as previously announced, we expect to undertake initiatives to improve the profitability of the Luverne Facility.

We currently have five fermentation vessels at our Luverne Facility. Three fermentation vessels are made from carbon steel. Two fermentation vessels are newer and made from stainless steel. The two stainless steel fermentation vessels and one of the three carbon steel fermentation vessels are expected to be used for ethanol production during 2018. The remaining two carbon steel fermentation vessels are not expected to be needed for production in 2018. If we were to run isobutanol production in side by side mode of operation with ethanol production, we would need one of the two other carbon steel fermentation vessels to be put back into operation, along with the other three fermentation vessels that we plan to use for ethanol production during 2018.

During 2017, we hired a third-party engineering firm to test the structural integrity of the carbon steel fermentation vessels. The results of the testing indicate that one of these fermentation vessels has at least one more year of life before needing repair, and the other one has approximately two months of life remaining. If we were to start up and run isobutanol for an extended period of time, at least one of these carbon steel fermentation vessels would need to be repaired prior to being put back into service. Repair costs are estimated to be approximately $250,000 per fermentation vessel.

Ultimately, we anticipate that as we build out, or expand the Luverne Facility to increase capacity, we might repair both carbon steel fermentation vessels, and/or install additional fermentation vessels depending on the need for capacity for isobutanol and/or ethanol at that time.

Debt Maturities and Exchanges

In January 2018, we entered into a private exchange agreement with a holder of our 2022 Notes to exchange the remaining $0.5 million of outstanding principal amount of the 2022 Notes for 780,303 shares of our common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes.

Financial Condition

For the three months ended March 31, 2018 and 2017, we incurred a consolidated net loss of $2.5 million and $5.9 million, respectively, and had an accumulated deficit of $403.9 million at March 31, 2018. Our cash and cash equivalents at March 31, 2018 totaled $7.0 million which is primarily being used for the following: (i) operating activities of our Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) costs associated with optimizing isobutanol production technology; and (v) debt service obligations.

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

We expect to incur future net losses as we continue to fund the development and commercialization of our products and product candidates. We have primarily relied on raising capital to fund our operations and debt service obligations by issuing common stock and warrants in underwritten public offerings. Those issuances have caused significant dilution to our existing stockholders. While we have sought, and will continue to seek, other, less dilutive forms of financing to fund our operations and debt service obligations, there is no assurance that we will be successful in doing so.

Based on our current operating plan, existing working capital at December 31, 2017 was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2017 financial statements were issued unless we are able to raise additional capital to fund operations. Our audited financial statements for the year ended December 31, 2017, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm for the year ended December 31, 2017 included a “going concern” emphasis of matter paragraph in its report on our financial statements as of, and for the year ended, December 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern. Our inability to continue as a going concern may potentially affect our rights and obligations under our debt obligations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$8,218	$5,494	$2,724
Hydrocarbon revenue	-	90	(90)
Grant and other revenue	25	32	(7)
Total revenues	8,243	5,616	2,627

Cost of goods sold	10,583	9,408	1,175

Gross loss	(2,340)	(3,792)	1,452

Operating expenses
Research and development expense	789	1,217	(428)
Selling, general and administrative expense	1,870	2,173	(303)
Total operating expenses	2,659	3,390	(731)

Loss from operations	(4,999)	(7,182)	2,183

Other (expense) income
Interest expense	(825)	(713)	(112)
(Loss) on exchange of debt	(21)	(964)	943
(Loss) from change in fair value of the 2017 Notes	-	(339)	339
Gain from change in fair value of derivative warrant liability	477	3,258	(2,781)
Gain from change in fair value of 2020 Notes embedded derivative	2,858	–	2,858
Other income	8	6	2
Total other expense, net	2,497	1,248	1,249

Net loss	$(2,502)	$(5,934)	$3,432

Revenues. Revenue associated with the sale of ethanol, as well as isobutanol and related products for the three months ended March 31, 2018 was $8.2 million, an increase of $2.7 million from the three months ended March 31, 2017. This increase was primarily a result of increased ethanol and distiller grain sales. During the three months ended March 31, 2018, we sold 4.9 million gallons of ethanol compared to 3.3 million gallons of ethanol sold in the three months ended March 31, 2017. Hydrocarbon revenue decreased less than $0.1 million during the three months ended March 31, 2018 as a result of lower shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”). Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Grant and other revenue was less than $0.1 million during the three months ended March 31, 2018, approximately the same as the comparable period in 2017.

Cost of goods sold. Cost of goods sold was $10.6 million during the three months ended March 31, 2018, compared with $9.4 million during the three months ended March 31, 2017. Cost of goods sold included approximately $9.0 million associated with the increased production of ethanol and related products and approximately $1.6 million in depreciation expense.

Research and development expense. Research and development expense decreased by approximately $0.4 million during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, due primarily to a decrease in employee related expenses.

Selling, general and administrative expense. Selling, general and administrative expense decreased by approximately $0.3 million during the three months ended March 31, 2018, compared with the three months ended March 31, 2017, due primarily to a decrease in employee related expenses.

Interest expense. Interest expense in the three months ended March 31, 2018 was $0.8 million, an increase of $0.1 million compared to the three months ended March 31, 2017, due to an increase in the interest rate on our outstanding debt obligations as a result of the June 20, 2017 exchange of the 2017 Senior Secured Notes for the 2020 Senior Secured Notes. .

(Loss)/Gain from change in fair value of derivative warrant liability. During the three months ended March 31, 2018 we incurred a $0.5 million non-cash gain on changes in the fair value of the derivative warrant liability, primarily due to the decrease in the price of our common stock.

(Loss) from change in fair value of the 2020 Notes embedded derivative. During the three months ended March 31, 2018, the estimated fair value of the 2020 Notes embedded derivative liability decreased, resulting in a non-cash gain of $2.9 million primarily due to the decrease in the price of our common stock.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the three months ended March 31, 2018 and 2017, we generated revenue from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of ATJ fuel, isooctane and isooctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the three months ended March 31, 2018 and 2017 primarily includes costs directly associated with isobutanol production and ethanol production at the Luverne Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

Liquidity and Capital Resources

Our independent auditor included “going-concern” language in our audited financial statements for the year-ended December 31, 2017. For more information, see “—Financial Condition.”

Since our inception in 2005, we have devoted most of our cash resources to manufacturing, research and development, defense of intellectual property and selling, general and administrative activities related to the commercialization of isobutanol, as well as related products from renewable feedstocks. We have incurred losses since inception and expect to incur losses through at least the remainder of 2018 and likely beyond. To date, we have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.

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

As of March 31, 2018, we had an accumulated deficit of $403.9 million with cash and cash equivalents totaling $7.0 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(4,350)	$(8,047)
Net cash used in investing activities	$(67)	$(673)
Net cash provided by/(used in) financing activities	$(107)	$1,225

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses, research and development-related expenses, which include costs incurred under development agreements; costs and expenses for the production of isobutanol, ethanol and related products; logistics costs; costs associated with further processing of isobutanol and costs associated with the operation of the South Hampton Facility and debt service payments.

During the three months ended March 31, 2018, we used $4.5 million in cash from operating activities primarily resulting from a net loss of $2.5 million, a $0.7 million increase in working capital items, and approximately $1.3 million in non-cash operating activities.

Investing Activities

During the three months ended March 31, 2018, we used $0.1 million in cash from investing activities related primarily to capital expenditures at our Luverne Facility.

Financing Activities

During the three months ended March 31, 2018, we used approximately $0.1 million associated with financing activities, primarily from the $0.1 million raised as part of our “at-the-market” public offering, offset by approximately $0.2 million in offering costs related to such offering.

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which allows us to sell and issue up to $5.0 million of shares of our common stock. In the first quarter of 2018, we issued 104,138 shares of common stock under the at-the-market offering for gross proceeds of $0.1 million. We paid commissions to our sales agent of approximately $1,000 and incurred other offering related expenses of $0.2 million, the majority of which were one-time expenses associated with the establishment of the "At-the-Market Offering Program". We have remaining capacity to issue up to approximately $4.9 million of additional shares of common stock under the at-the-market offering program. Net proceeds will be used for general corporate purposes.

2020 Notes

On April 19, 2017, we entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD, the holder of the 2017 Notes (the “Holder”), , and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). On June 20, 2017, we completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes. As of March 31, 2018 and December 31, 2017, the outstanding principal on the 2020 Notes was $16.7 million and $16.7 million, including paid-in-kind interest, respectively.

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

2022 Notes

In July 2012, we sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of cash discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% per annum, which is to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013. In January 2018, we entered into a private exchange agreement with a holder of the 2022 Notes to exchange the remaining $0.5 million of outstanding principal amount of the 2022 Notes for 780,303 shares of common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes.

Critical Accounting Policies and Estimates

Except for the adoption of ASC 606 “Revenues from Contracts with Customers” (see Note 3 for the updated revenue recognition policy in accordance with ASU 2014-09), there have been no significant changes to our critical accounting policies since December 31, 2017. However, see Note 1, Nature of Business, Financial Condition and Basis of Presentation, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at March 31, 2018 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$-	$17,408	$-	$-	$17,408
Interest payments on debt (2)	2,103	1,653	-	-	3,756
Operating leases (3)	1,459	1,116	110	-	2,685
Insurance & Maintenance	111	-	-	-	111
Total	$3,673	$20,177	$110		$23,960

(1)	Represents cash principal payments due to the holders of the 2020 Notes.

(2)	Represents interest payments due to the holders of the 2020 Notes.

(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars in Luverne, Minnesota for ethanol and isobutanol shipments.

The table above reflects only payment obligations that are fixed and determinable as of March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any material off-balance sheet arrangements, except for operating lease obligations disclosed in our commitment and contingencies table above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the three months ended March 31, 2018. For a discussion of our market risk associated with commodity prices, equity prices and interest rates, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to owning Our Securities

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

On April 12, 2018, we filed a definitive proxy statement in connection with our 2018 Annual Meeting of Stockholders (the “Annual Meeting”) to be held on Wednesday, May 30, 2018. At the Annual Meeting, we are asking for stockholders to approve, among other things, a reverse stock split of our common stock by a ratio of not less than one-for-two and not more than one-for-twenty, with the exact ratio to be set by our Board of Directors (the “Reverse Stock Split”).

The Reverse Stock Split is necessary to maintain our listing on the NASDAQ Capital Market, and to provide us with resources and flexibility, with respect to raising capital, sufficient to execute our business plans and strategy, and improve the marketability and liquidity of our common stock. In addition, the delisting of our common stock from a national securities exchange would constitute a “fundamental change” under the indenture governing our 2020 Notes, which would give holders the right to require us to repurchase the 2020 Notes. The repurchase of the 2020 Notes as a result of a fundamental change would likely render us insolvent and result in some type of bankruptcy, insolvency, liquidation, or reorganization event for the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.4	Amended and Restated Warrant to purchase shares of Common Stock, issued to CDP Gevo, LLC, dated September 22, 2010.	S-1	333-168792	October 1, 2010	4.4
4.5	Plain English Warrant Agreement No. 0647-W-01, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.11
4.6	Plain English Warrant Agreement No. 0647-W-02, dated August 5, 2010, by and between Gevo, Inc. and TriplePoint Capital LLC.	S-1	333-168792	October 1, 2010	4.12
4.7	Plain English Warrant Agreement, No. 0647-W- 03, dated October 20, 2011, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	October 26, 2011	10.7
4.8	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.9	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W-02, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.2
4.10	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W-03, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.3
4.11	Common Stock Warrant, issued to Genesis Select Corporation, dated June 6, 2013.	10-Q	001-35073	August 14, 2013	4.9
4.12	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.13	Exchange and Purchase Agreement, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35037	April 20, 2017	4.1
4.14	Indenture, dated June 20, 2017, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.	8-K	001-35037	June 20, 2017	4.1
4.15	Registration Rights Agreement, dated June 20, 2017, by and among Gevo, Inc. and the investors named therein.	8-K	001-35037	June 20, 2017	4.2
4.16	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.17	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.18	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.19	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1
4.20	Form of Amendment No. 1 to Series D Warrant	8-K	001-35037	June 13, 2016	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.21	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.1
4.22	Form of Series I Warrant to Purchase Common Stock	8-K	001-35037	September 15, 2016	4.1
4.23	Form of Series K Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.1
10.1	Separation Agreement, dated January 2, 2018, by and between Gevo, Inc. and Mike Willis.	8-K	001-35037	January 3, 2018	10.1
10.2	Offer Letter, dated January 5, 2018, by and between Gevo, Inc. and Bradford K. Towne.	8-K	001-35037	January 10, 2018	10.1
10.3	At-The-Market Offering Agreement, dated February 13, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC	8-K	001-35037	February 13, 2018	1.1
10.4†	Ethanol and Isobutanol Purchase and Marketing Agreement, dated February 16, 2018, between Eco-Energy, LLC and Agri-Energy, LLC.	8-K	001-35037	February 22, 2018	10.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

						X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc. (REGISTRANT)

By:	/s/ Bradford K. Towne
Bradford K. Towne Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: May 10, 2018