Form 10-Q
period 2018-06-30
Gevo, Inc.
filed 2018-08-08
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018, 8,085,084 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	(unaudited)
	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$27,030	$11,553
Accounts receivable	1,443	1,054
Inventories	3,846	4,362
Prepaid expenses and other current assets	15,258	712
Total current assets	47,577	17,681

Property, plant and equipment, net	67,180	70,369
Deposits and other assets	1,273	803
Total assets	$116,030	$88,853

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$3,520	$4,011
2020 Notes embedded derivative liability	684	5,224
Derivative warrant liability	86	1,951
Total current liabilities	4,290	11,186

2020 Notes, net	11,731	13,491
2022 Notes, net	-	515
Other long-term liabilities	414	130
Total liabilities	$16,435	$25,322

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common Stock, $0.01 par value per share; 250,000,000 authorized, 7,990,050 and 1,090,553 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	80	11
Additional paid-in capital	514,859	464,870
Accumulated deficit	(415,344)	(401,350)
Total stockholders' equity	99,595	63,531
Total liabilities and stockholders' equity	$116,030	$88,853

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue and cost of goods sold
Ethanol sales and related products, net	$8,813	$6,839	$17,031	$12,333
Hydrocarbon revenue	607	660	607	749
Grant and other revenue	-	43	25	75
Total revenues	9,420	7,542	17,663	13,157

Cost of goods sold	10,693	9,705	21,276	19,113

Gross loss	(1,273)	(2,163)	(3,613)	(5,956)

Operating expenses
Research and development expense	1,469	1,891	2,258	3,108
Selling, general and administrative expense	1,637	2,123	3,507	4,297
Total operating expenses	3,106	4,014	5,765	7,405

Loss from operations	(4,379)	(6,177)	(9,378)	(13,361)

Other (expense) income
Interest expense	(904)	(630)	(1,729)	(1,341)
(Loss) on exchange of debt	(2,181)	(3,969)	(2,202)	(4,933)
(Loss) from change in fair value of the 2017 Notes	-	-	-	(339)
(Loss)/Gain from change in fair value of derivative warrant liability	(3,517)	2,260	(3,040)	5,519
(Loss)/Gain from change in fair value of 2020 Notes embedded derivative	(511)	(1,662)	2,347	(1,662)
Other income	-	20	8	26
Total other expense, net	(7,113)	(3,981)	(4,616)	(2,730)

Net loss	$(11,492)	$(10,158)	$(13,994)	$(16,091)

Net loss per share - basic and diluted	$(7.19)	$(13.22)	$(10.26)	$(23.86)
Weighted-average number of common shares outstanding - basic and diluted	1,597,242	768,625	1,363,394	674,451

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,,
	2018	2017
Operating Activities
Net loss	$(13,994)	$(16,091)
Adjustments to reconcile net loss to net cash used in operating activities:
(Loss)/Gain from change in fair value of derivative warrant liability	3,040	(5,519)
(Loss)/Gain from change in fair value of 2020 Notes embedded derivative	(2,347)	1,662
Loss from the change in fair value of the 2017 Notes	-	339
Loss on exchange of debt	2,202	4,933
Stock-based compensation	237	225
Depreciation and amortization	3,285	3,341
Non-cash interest expense	884	196
Other non-cash expense	6	-
Changes in operating assets and liabilities:
Accounts receivable	(389)	(242)
Inventories	516	(838)
Prepaid expenses and other current assets	(416)	(114)
Accounts payable, accrued expenses, and long-term liabilities	(829)	(1,276)
Net cash used in operating activities	(7,805)	(13,384)

Investing Activities
Acquisitions of property, plant and equipment	(97)	(1,315)
Net cash used in investing activities	(97)	(1,315)

Financing Activities
Payments on secured debt	-	(9,616)
Debt and equity offering costs	(299)	(931)
Proceeds from issuance of common stock	22,415	11,044
Proceeds from the exercise of common stock warrants	1,263	6
Net cash provided by financing activities	23,379	503

Net (decrease) in cash and cash equivalents	15,477	(14,196)

Cash, cash equivalents, and restricted cash
Beginning of period	11,553	30,499
End of period	$27,030	$16,303

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Six Months Ended March 31,
	2018	2017
Cash paid for interest, net of interest capitalized	$850	$2,116
Non-cash purchase of property, plant and equipment	$16	$189
Exchange or conversion of convertible debt into common stock	$3,701	$8,653
Accrued debt and equity issuance costs	$61	$126
Discount due to exchange of 2017 Notes for 2020 Notes	$—	$3,009
Fair value of 2020 Notes embedded derivative upon exchange	$—	$6,975
Fair value of 2020 Notes embedded derivative liability upon conversion into common stock	$2,193	$—
Fair value of warrants at issuance and upon exercise, net	$4,905	$5,213
Shares of common stock sold but not paid at June 30, 2018	$14,130	$—

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

1. Nature of Business, Financial Condition, Basis of Presentation and Reverse Stock Split

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation "low-carbon" fuel company focused on the development and commercialization of renewable alternatives to petroleum-based products. Low-carbon fuels reduce the carbon intensity, or the level of greenhouse gas emissions, compared to standard fossil-based fuels across their lifecycle. The most common low-carbon fuels are renewable fuels. Gevo is focused on the development and production of mainstream fuels like gasoline and jet fuel using renewable feedstocks that have the potential to lower greenhouse gas emissions at a meaningful scale and enhance agricultural production, including food and other related products. In addition to serving the low-carbon fuel markets, through Gevo's technology, Gevo can also serve markets for the production of chemical intermediate products for solvents, plastics and building block chemicals.

In addition to its ethanol production capabilities, the Company developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to make isobutanol and hydrocarbon products from isobutanol that can displace petrochemical incumbent products. The Company has been able to genetically engineer yeast, whereby the yeast produces isobutanol from carbohydrates. The Company’s technology converts its renewable isobutanol to alcohol-to-jet (“ATJ”), isooctane, isooctene, and para-xylene (building block for polyester) at its hydrocarbons demonstration plant located at South Hampton Resources located in Silsbee, Texas. In addition the Company’s production facility located in Luverne, Minnesota (the "Luverne Facility") has production capacity of about 20 MGPY of ethanol, 45-50 kilotons (“KT”) of animal feed, and 3 million pounds of corn oil.

As of June 30, 2018, the Company continues to engage in research and development, business development, business and financial planning, optimizing operations for low-carbon ethanol, isobutanol, and related hydrocarbons production and raising capital to fund future expansion of its Luverne Facility. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing certain capital improvements at the Luverne Facility to produce low-carbon ethanol side-by-side with low-carbon isobutanol; (ii) completing its development activities resulting in commercial production and sales of isobutanol or isobutanol-derived products and/or technology, (ii) obtaining adequate financing to complete its development activities, (iii) obtaining adequate financing to build out low-carbon ethanol capacity and further isobutanol and hydrocarbon production capacity, (iv) gaining market acceptance and demand for its products and services, and (v) attracting and retaining qualified personnel.

Financial Condition. For the six months ended June 30, 2018 and 2017, the Company incurred a consolidated net loss of $14.0 million and $16.1 million, respectively, and had an accumulated deficit of $415.3 million at June 30, 2018. The Company’s cash and cash equivalents at June 30, 2018 totaled $27.0 million (does not include gross proceeds of $14.9 million received under the at-the-market offering program after June 30, 2018 due to timing of settlement of sales under the at-the-market offering program) and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) costs associated with optimizing isobutanol production technology; (v) exploration of strategic alternatives and new financings; and (vi) debt service and repayment obligations.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Existing working capital was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date the Company’s audited 2017 year-end financial statements were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its outstanding senior secured convertible notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which initially allowed it to sell and issue up to $5.0 million of shares of the Company’s common stock. During the three months ended June 30, 2018, the Company amended the at-the-market offering program and increased the available capacity by approximately $84.9 million.

During the six months ended June 30, 2018, the Company issued 6,286,617 shares of common stock (after giving effect to the one-for-twenty reverse stock split effected on June 1, 2018) under the at-the-market offering for gross proceeds of $37.4 million, of which $14.5 million was not received until July 3, 2018. The Company paid commissions to its sales agent of approximately $0.9 million and incurred other offering related expenses of approximately $0.4 million during the six months ended June 30, 2018.

During the three months ended June 30, 2018, the Company issued 6,281,409 shares of common stock (after giving effect to the one-for-twenty reverse stock split effected June 1, 2018) under the at-the-market offering for gross proceeds of $37.4 million during the three months ended June 30, 2018, of which $14.5 million was not received until July 3, 2018. The Company paid commissions to its sales agent of approximately $0.9 million and the incurrence of other offering related expenses of $0.2 million during the three months ended June 30, 2018.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development and Agri-Energy) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2018 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”).

       Reverse Stock Split. On May 30, 2018, after receipt of stockholder approval, the Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, par value $0.01 per share, by a ratio of one-for-twenty. The reverse stock split became effective June 1, 2018. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Recent Accounting Pronouncements

   Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Topic 842 Leases. ASU-2016-02 requires leases to be reported on the financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Future minimum lease obligations for leases accounted for as operating leases at June 30, 2018 totaled $2.3 million. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Derivatives and Hedging (Topic 815). Accounting for Certain Financial Instruments with Down Round Provisions (“ASU 2017-11”). In July 2017, the FASB issued ASU No. 2017-11, Derivatives and Hedging (Topic 815) Accounting for Certain Financial Instruments with Down Round Provisions which simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. Currently, the existence of such features require classification outside of equity and recognition of changes in the fair value of the instrument in earnings each reporting period. This standard eliminates the need to remeasure the instruments at fair value and allows classification within equity. This standard will not materially impact the Company, as the Company's liability classified financial instruments and embedded derivatives that require separation from the host instrument have features other than down-round provisions that require current accounting and classification.

Adoption of New Accounting Pronouncements.

Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. On July 9, 2015, the FASB Board voted to delay the implementation of ASU 2014-09 by one year to December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which provides additional clarification regarding Identifying Performance Obligations and Licensing. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As a result of the Company’s conclusions below, there is no impact upon revenue recognition, historical or otherwise, due to the adoption of ASU 2014-09 effective January 1, 2018, and accordingly, there is no requirement to select a transition method.

The Company’s current and historical revenues have consisted of the following: (a) ethanol sales and related products revenue, net; (b) hydrocarbon revenue; and (c) grant and other revenue, which primarily has historically consisted of revenues from governmental and cooperative research grants. The following provides the Company’s assessment on how this standard impacted the Company upon its adoption effective January 1, 2018

Ethanol sales and related products revenues, net. Ethanol sales and related products revenues, net are sold to customers on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. The Company has sold and continues to sell close to 100% of its ethanol production to a single customer, representing 69% and 75% of total revenues for the three months ended June 30, 2018 and 2017, respectively, and 71% and 77% of total revenues for the six months ended June 30, 2018 and 2017, respectively,. The Company completed its review of this customer and consistent with prior assessments, does not expect there to be any impact on how the Company has and will continue to account for sales of ethanol to this customer. The Company further evaluated related products, including distiller’s grains, corn oil and isobutanol, and after its review, there is no significant impact either historically or prospectively upon the Company’s adoption of this standard on January 1, 2018.

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

Grant and other revenues. Grant and other revenues primarily have historically consisted of governmental and cooperative research grants, of which the Northwest Advanced Renewables Alliance (“NARA”) grant, funded by the United States Department of Agriculture (“USDA”), comprised the majority of these revenues since 2014. After reviewing this arrangement, the Company has concluded that this grant consists of a non-reciprocal arrangement, and therefore, does not qualify as a contract pursuant to Topic 606 “Revenues from Contracts with Customers”, which was established with the issuance of ASU 2014-09. However, Topic 606 stipulates revenue recognition under these circumstances, and the Company determined that there is no change to revenue recognition upon adopting this standard on January 1, 2018.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Statement of Cash Flows – Restricted Cash (“ASU 2016-18”). In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash, which standardizes the classification and presentation of changes in restricted cash on the statement of cash flows. This amendment requires that that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This amendment was effective for public business entities for fiscal years beginning after December 15, 2017, but early adoption was permitted. This standard must be applied retrospectively for all periods presented. The Company’s adoption of this standard on January 1, 2018 materially impacted the presentation of the Company’s previously presented 2017 statements of cash flows for the three, six, nine and twelve months ended December 31, 2017, as the Company released approximately $2.6 million of restricted cash in April 2017. Prior to the adoption of this standard, the 2017 beginning of period cash and cash equivalents totaled $27.9 million. After adoption of this standard, the 2017 beginning period of cash, cash equivalents, and restricted cash totaled $30.5 million.

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three and six months ended June 30, 2018 and 2017 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	June 30,
	2018	2017
Warrants to purchase common stock - liability classified (see Note 7)	58,902	680,119
Warrant to purchase common stock - equity classified	6	72
2020 Notes	1,116,637	1,485,100
2022 Notes	–	21
Outstanding stock appreciation rights	68,638	–
Outstanding options to purchase common stock	358	3,846
Unvested restricted common stock	16	268
Total	1,244,557	2,169,426

The Company issued 95,000 shares of common stock under the at-the-market offering program, between July 1, 2018 and August 8, 2018, which are not reflected in the tables presented above. See Note 1, Nature of Business, Financial Condition and Basis of Presentation.

3. Revenues from Contracts with Customers Other Revenues

The Company’s current and historical revenues have consisted of the following: (a) ethanol sales and related products revenue, net; (b) hydrocarbon revenue; and (c) grant and other revenue, which primarily has historically consisted of revenues from governmental and cooperative research grants.

Ethanol sales and related products revenues, net. Ethanol sales and related products revenues, net are sold to customers on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Hydrocarbon revenue. Hydrocarbon revenues include sales of ATJ, isooctene and isooctane and are sold mostly on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services.

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

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended June 30, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$8,813	$-	$8,813
Hydrocarbon revenue	607	-	607
Grant and other revenue	-	-	-
	$9,420	$-	$9,420
Timing of Revenue Recognition
Goods transferred at a point in time	$9,420	$-	$9,420
Services transferred over time	-	-	-
	$9,420	$-	$9,420
Operating Segment
Gevo	$607	$-	$607
Gevo Development / Agri-Energy	8,813	-	8,813
	$9,420	$-	$9,420
Geographic Region
United States	$8,813	$-	$8,813
Other	607	-	607
	$9,420	$-	$9,420

	Three Months Ended June 30, 2017
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$6,839	$-	$6,839
Hydrocarbon revenue	660	-	660
Grant and other revenue	-	43	43
	$7,499	$43	$7,542
Timing of Revenue Recognition
Goods transferred at a point in time	$7,499	$-	$7,499
Services transferred over time	-	43	43
	$7,499	$43	$7,542
Operating Segment
Gevo	$660	$-	$660
Gevo Development / Agri-Energy	6,839	43	6,882
	$7,499	$43	$7,542
Geographic Region
United States	$6,839	$43	$6,882
Other	660	-	660
	$7,499	$43	$7,542

	Six Months Ended June 30, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$17,031	$-	$17,031
Hydrocarbon revenue	607	-	607
Grant and other revenue	25	-	25
	$17,663	$-	$17,663
Timing of Revenue Recognition
Goods transferred at a point in time	$17,638	$-	$17,638
Services transferred over time	25	-	25
	$17,663	$-	$17,663
Operating Segment
Gevo	$632	$-	$632
Gevo Development / Agri-Energy	17,031	-	17,031
	$17,663	$-	$17,663
Geographic Region
United States	$17,056	$-	$17,056
Other	607	-	607
	$17,663	$-	$17,663

	Six Months Ended June 30, 2017
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$12,333	$-	$12,333
Hydrocarbon revenue	749	-	749
Grant and other revenue	-	75	75
	$13,082	$75	$13,157
Timing of Revenue Recognition
Goods transferred at a point in time	$13,082	$-	$13,082
Services transferred over time	-	75	75
	$13,082	$75	$13,157
Operating Segment
Gevo	$749	$-	$749
Gevo Development / Agri-Energy	12,333	75	12,408
	$13,082	$75	$13,157
Geographic Region
United States	$12,333	$75	$12,408
Other	749	-	749
	$13,082	$75	$13,157

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three and six months ended June 30, 2018 and 2017, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of June 30, 2018 and December 31, 2017, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point”. All material contracts have payment terms of between one to six months, and there are no return or refund rights.

Services transferred over time. For the three and six months ended June 30, 2018 and 2017, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of June 30, 2018 and December 31, 2017, there were no material unfulfilled or partially fulfilled performance obligations.

For the three and six months ended June 30, 2018 and 2017, revenues were recognized ratably over time, as the performance obligation was satisfied and benefit to the customer was transferred on a ratable basis over time.

Contract Assets and Trade Receivables. As of June 30, 2018 and December 31, 2017, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s consolidated balance sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of June 30, 2018 and December 31, 2017.

4. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	June 30,	December 31,
	2018	2017
Raw materials
Corn	$188	$189
Enzymes and other inputs	251	202
Nutrients	3	5
Finished goods
Ethanol	229	222
Isobutanol	897	1,122
Jet Fuels, Isooctane and Isooctene	484	524
Distiller's grains	49	59
Work in process - Agri-Energy	201	197
Work in process - Gevo	95	437
Spare parts	1,449	1,405
Total inventories	$3,846	$4,362

Work in process inventory includes unfinished jet fuel, isooctane, and isooctene inventory.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

5. Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company's prepaid expenses and other current assets in the consolidated balance sheets (in thousands).

	June 30, 2018	December 31, 2017

Amounts owed to the Company from sale of common stock	$14,130	$-
All other non-trade receivables	239	73
Prepaid assets	889	639
Total prepaid expenses and other current assets	$15,258	$712

The amounts owed to the Company from the sale of its common stock under the At-The-Market offering program related to sales that occurred on June 29, 2018. The Company received payment, in full on July 3, 2018.

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful Life	June 30,	December 31,
	(in years)	2018	2017
Construction in progress		$537	$479
Plant machinery and equipment	10	16,285	16,284
Site improvements	10	7,055	7,051
Luverne retrofit asset	20	70,842	70,842
Lab equipment, furniture and fixtures and vehicles	5	6,513	6,513
Demonstration plant	2	3,597	3,597
Buildings	10	2,543	2,543
Computer, office equipment and software	3	1,808	1,795
Leasehold improvements, pilot plant, land and support equipment	2-5	2,536	2,536
Total property, plant and equipment		111,716	111,640
Less accumulated depreciation and amortization		(44,536)	(41,271)
Property, plant and equipment, net		$67,180	$70,369

Included in cost of goods sold is depreciation of $1.6 million and $1.5 million during the three months ended June 30, 2018 and 2017, respectively, and $3.1 million and $3.1 million during the six months ended June 30, 2018 and 2017, respectively.

Included in operating expenses is depreciation of $0.1 million and $0.1 million for the three months ended June 30, 2018 and $0.2 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively.

7. Embedded Derivatives and Derivative Warrant Liabilities

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2020 Notes. A binomial lattice model generates two probable outcomes, whether up or down, arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the 2020 Notes would be converted by the holder, called by the issuer, or held at each decision point. Within the binomial lattice model, the following assumptions are made: (i) the 2020 Notes will be converted by the holder if the conversion value plus the holder’s Make-Whole Payment is greater than the holding value; or (ii) the 2020 Notes will be called by the issuer if (a) the stock price exceeds 150% of the then in-effect conversion price over a ten-business day period and (b) if the holding value is greater than the conversion value plus the Make-Whole Payment at the time. Using this binomial lattice model, the Company valued the embedded derivative using a “with-and-without method”, where the value of the 2020 Notes including the embedded derivative is defined as the “with”, and the value of the 2020 Notes excluding the embedded derivative is defined as the “without”. This method estimates the value of the embedded derivative by comparing the difference in the values between the 2020 Notes with the embedded derivative and the value of the 2020 Notes without the embedded derivative. The binomial lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the 2020 Notes Indenture); (iii) Conversion Price (as defined in the 2020 Notes Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

As of June 30, 2018, the estimated fair value of the embedded derivatives was $0.7 million. Any change in the estimated fair value of the embedded derivatives represents an unrealized gain or loss, which has been recorded as a $0.5 million loss and a $2.3 million gain from the change in fair value of embedded derivatives in the consolidated statements of operations for the three and six months ended June 30, 2018, respectively. The Company recorded the estimated fair value of the embedded derivative with the 2020 Notes, net in the consolidated balance sheets.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	June 30,	December 31,
	2018	2017
Stock price	$3.80	0.59
Conversion Rate per $1,000	67.9	1,358.90
Conversion Price	$14.72	$0.74
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	2.43%	1.89%
Estimated stock volatility	125%	75%
Estimated credit spread	27%	28%

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

The Company had concluded that the embedded derivatives within the 2020 Notes required separation from the host instrument and was re-valued each reporting period, with changes in the fair value of the embedded derivative recognized as a component of the Company’s consolidated Statements of Operations. As of December 31, 2017, the fair value of the 2020 Notes embedded derivative was zero. In January 2018, the Company entered into a private exchange agreement with a holder of the 2022 Notes to exchange the remaining $0.5 million of outstanding principal amount of the 2022 Notes for 39,016 shares of common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes, including any remaining obligations under the 2022 Notes embedded derivative.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Derivative Warrant Liability

The following warrants were sold by the Company:

•	In December 2013, the Company sold warrants to purchase 3,551 shares of the Company’s common stock (the “2013 Warrants”).

•	In August 2014, the Company sold warrants to purchase 2,500 shares of the Company’s common stock (the “2014 Warrants”).

•

In February 2015, the Company sold Series A warrants to purchase 5,542 shares of the Company’s common stock (the “Series A Warrants”) and Series B warrants to purchase 5,542 shares of the Company’s common stock (the “Series B Warrants”).

•	In May 2015, the Company sold Series C warrants to purchase 1,075 shares of the Company’s common stock (the “Series C Warrants”).

•

In December 2015, the Company sold Series D warrants to purchase 25,125 shares of the Company’s common stock (the “Series D Warrants”) and Series E warrants to purchase 20,000 shares of the Company’s common stock (the “Series E Warrants”).

•

In April 2016, the Company sold Series F warrants to purchase 25,733 shares of the Company’s common stock (the “Series F Warrants”) and Series H warrants to purchase 51,465 shares of the Company’s common stock (the “Series H Warrants”), and pre-funded Series G warrants (the “Series G Warrants”) to purchase 16,429 shares of the Company’s common stock, pursuant to an underwritten public offering.

•

In September 2016, the Company sold Series I warrants to purchase 35,650 shares of the Company’s common stock (the “Series I Warrant”) and pre-funded Series J warrants (“Series J Warrants”) to purchase 9,250 shares of the Company’s common stock, pursuant to an underwritten public offering.

•

In February 2017, the Company sold Series K warrants to purchase 312,516 shares of the Company’s common stock (the “Series K Warrants”) and Series M warrants to purchase 312,500 shares of the Company’s common stock (the “Series M Warrants”), and pre-funded Series L warrants (the “Series L Warrants”) to purchase 28,500 shares of the Company’s common stock, pursuant to an underwritten public offering.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of June 30, 2018:

	Issuance Date	Expiration Date	Exercise Price as of June 30, 2018		Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of June 30, 2018	Shares Underlying Warrants Outstanding as of June 30, 2018 (4)
2013 Warrants	12/16/2013	12/16/2018	$85.05		3,551	762	2,789
2014 Warrants	08/05/2014	08/05/2019	$65.50		2,500	1,526	974
Series A Warrants	02/03/2015	02/03/2020	$3.80		5,542	5,222	320
Series B Warrants	02/03/2015	08/03/2015	-	(1)	5,542	5,542	-
Series C Warrants	05/19/2015	05/19/2020	$53.43		1,075	-	1,075
Series D Warrants	12/11/2015	12/11/2020	$40.00		25,125	25,078	47
Series E Warrants	12/11/2015	12/11/2020	-	(1)	20,000	20,000	-
Series F Warrants	04/01/2016	04/01/2021	$40.00		25,733	11,692	14,041
Series G Warrants	04/01/2016	04/01/2017	-	(1)	16,429	16,429	-
Series H Warrants	04/01/2016	10/01/2016	-	(1)	51,465	51,465	-
Series I Warrants	09/13/2016	09/13/2021	$220.00		35,650	-	35,650
Series J Warrants	09/13/2016	09/13/2017	-	(1)	9,250	9,250	-
Series K Warrants	02/17/2017	2/17/2022	$3.80		312,516	308,510	4,006
Series L Warrants	02/17/2017	02/17/2018	-	(1)	28,500	28,500	-
Series M-A Warrants	02/17/2017	11/17/2017	-	(1), (2)	115,250	74,250	-
Series M-B Warrants	02/17/2017	11/17/2017	-	(1), (3)	197,250	197,250	-
					855,378	755,476	58,902

(1)	Warrants have either been fully exercised and/or expired as of June 30, 2018.

(2)

In October 2017, the exercise price of Series M warrants to purchase 74,250 shares of common stock were repriced between $12.00 and $13.00 per share. Of those warrants that were repriced, all were exercised in the fourth quarter of 2017, providing proceeds of $1.0 million.

(3)

In September 2017, the exercise price of Series M warrants to purchase 197,250 shares of common stock were repriced to $12.00 per share. Of those warrants that were repriced, all were exercised in the second half of 2017, providing proceeds of $2.4 million.

(4)	This table does not include equity-classified warrants to purchase 6 shares of common stock issued in 2011, with strike price of $354 per share.

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

During the three months ended June 30, 2018, Series A Warrants to purchase 251 shares of common stock and Series K Warrants to purchase 300,510 shares of common stock were exercised to purchase an aggregate of 300,761 shares of common stock, providing cash proceeds of approximately $1.3 million.

As of June 30, 2018, all of the Series B, E, G, H, J, L and M Warrants for which the exercise price had been adjusted were fully exercised or expired.

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	June 30,	December 31,
	2018	2017
Accounts payable - trade	$1,053	$666
Accrued legal-related fees	82	274
Accrued employee compensation	655	700
Accrued interest	418	434
Accrued production fees	315	447
Accrued utilities and supplies payable	605	677
Accrued taxes payable	52	172
Customer deposit	-	436
Other accrued liabilities *	340	205
Total accounts payable and accrued liabilities	$3,520	$4,011

*	Other accrued liabilities consist of franchise taxes, audit fees, and a variety of other expenses, none of which individually represent greater than five percent of total current liabilities.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

9. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2020 Notes	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative
Balance - December 31, 2017	$16,657	$(2,501)	$(665)	$13,491	$5,224	$18,715
Amortization of debt discount	-	566	-	566	-	566
Amortization of debt issue costs	-	-	150	150	-	150
Paid-in-kind interest	168	-	-	168	-	168
Change in fair value of 2020 Notes embedded derivative	-	-	-	-	(2,347)	(2,347)
Conversion of 2020 Notes into common stock	(3,186)	428	114	(2,644)	(2,193)	(4,837)
Balance - June 30, 2018	$13,639	$(1,507)	$(401)	$11,731	$684	$12,415

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD, the holder of the 2017 Notes (the “Holder”) and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). The 2020 Notes were issued under that certain Indenture dated as of June 6, 2014, by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee (as supplemented, the “2017 Notes Indenture”), and Whitebox. Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by the Company’s stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). Pursuant to the Purchase Agreement, the Company also granted the Holder an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the Exchange. The right to purchase Option Notes expired in the third quarter of 2017. On June 20, 2017, the Company completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes. The Company recognized an approximately $3.9 million loss which has been recorded as loss on exchange or conversion of debt within the consolidated statements of operations.

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

The 2020 Notes are convertible into shares of the Company’s common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes is equal to $14.72 per share of common stock, or .06795 shares of common stock per $1 principal amount of 2020 Notes (the “Conversion Price”). In addition, upon certain equity financing transactions by the Company, the Holders will have a one-time right to reset the Conversion Price (the “Reset Provision”) (i) in the first ninety (90) days following the Exchange Date, at a 25% premium to the common stock price in the equity financing and (ii) after ninety (90) and to and including one hundred eighty (180) days following the closing of the Exchange, at a 35% premium to the common stock share price in the equity financing. Following an exercise of the Reset Provision, the Holders will also have a right to consent to certain equity financings by the Company during the one hundred eighty (180) days following the closing of the Exchange.

Each Holder has agreed not to convert its 2020 Notes into shares of Company common stock to the extent that, after giving effect to such conversion, the number of shares of common stock beneficially owned by such Holder and its affiliates would exceed 4.99% of Company common stock outstanding at the time of such conversion (the “4.99% Ownership Limitation”); provided that a Holder may, at its option and upon sixty-one (61) days’ prior notice to the Company, increase such threshold to 9.99% (the “9.99% Ownership Limitation”). If a conversion of 2020 Notes by Whitebox would exceed the 4.99% Ownership Limitation or the 9.99% Ownership Limitation, as applicable, the Purchase Agreement contains a provision granting the holder a fully funded prepaid warrant for such common stock with a term of nine months, subject to a six month extension, which it can draw down from time to time.

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

Under certain circumstances, the Company may file one or more registration statements on Form S-3 or amend filings in order to register shares of common stock for sale or resale, as necessary in connection with the 2020 Notes.

During the three months ended June 30, 2018, an aggregate of 260,793 shares of common stock were issued to the holder of the 2020 Notes upon the conversion of an aggregate of approximately $3.2 million in outstanding principal and $0.7 million in "make-whole" interest.

 2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

Principal Amount of 2022 Notes
Balance - December 31, 2017	$515
Exchange of 2022 Notes	(515)
Balance – June 30, 2018	$—

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% per annum, which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes were to mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the six months ended June 30, 2018 and 2017, the Company recorded:

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

In January 2018, the Company entered into a private exchange agreement with a holder of the 2022 Notes to exchange the remaining $0.5 million of outstanding principal amount of the 2022 Notes for 39,016 shares of common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes.

10. Gevo Development

The Company made capital contributions to Gevo Development of $0.5 million and $3.0 million during the three months ended June 30, 2018 and 2017, and $1.8 million and 6.2$ million, respectively, during the six months ended June 30, 2018 and 2017, respectively.

The following table sets forth (in thousands) the net loss incurred by Gevo Development (including Agri-Energy after September 22, 2010, the closing date of the acquisition) which has been fully allocated to the Company’s capital contribution account based upon its capital contributions (for the period prior to September 2010) and 100% ownership (for the period after September 22, 2010).

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Gevo Development Net Loss	$(2,062)	$(3,067)	$(4,579)	$(7,178)

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The accounts of Agri-Energy are consolidated within Gevo Development as a wholly-owned subsidiary which is then consolidated into Gevo.

11. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and employee stock purchase plan awards
Research and development	$9	$9	$18	$18
Selling, general and administrative	11	31	41	61

Restricted stock awards
Research and development	-	1	-	13
Selling, general and administrative	-	-	-	17

Restricted stock units
Research and development	17	17	34	35
Selling, general and administrative	17	39	58	81

Stock appreciation rights
Research and development	-	-	-	-
Selling, general and administrative	86	-	86	-
Total stock-based compensation	$140	$97	$237	$225

12. Commitments and Contingencies

Legal Matters. From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any litigation that it believes to be material and is not aware of any pending or threatened litigation against the Company that it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

Leases. During the year ended December 31, 2012, the Company entered into a six-year software license agreement. The Company concluded that the software license agreement qualified as a capital lease. Accordingly, at June 30, 2018 and December 31, 2017, there were no capital lease obligations outstanding.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months. The Company has an operating lease for the rail cars used by Agri-Energy in Luverne, Minnesota.

Rent expense for the three months ended June 30, 2018 and 2017, respectively, was $0.4 and $0.4, and for the six months ended June 30, 2018 and 2017 was $0.9 million and $0.8 million, respectively.

The table below shows the future minimum payments under non-cancelable operating leases and at June 30, 2018 (in thousands):

Operating Leases
2018 (remaining)	$731
2019	943
2020	430
2021	218
2022 and thereafter	-
Total	$2,322

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

On July 27, 2018, the Company entered into an Equipment Operating Lease and Services Agreement with Shockwave, LLC ("Shockwave") for one DGS Drying Machine (the "Dryer Agreement"). Pursuant to the terms of the Dryer Agreement, the Company is obligated to pay Shockwave $1.0 million in forty-eight equal payments following the installation of the DGS Drying Machine. Also on July 27, 2018, the Company entered into an Equipment Operating Lease and Services Agreement with Shockwave for one Corn Fractionation Machine ("the Corn Fractionation Agreement"). Pursuant to the terms of the Corn Fractionation Agreement, the Company is obligated to pay Shockwave $2.5 million in forty-eight equal payments following the Operation Date, as such term is defined in the Corn Fractionation Agreement.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2018 and December 31, 2017, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2018 or December 31, 2017.

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

Level 2 – inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an active market, and other observable information that can be corroborated by market data.

Level 3 – inputs are unobservable and corroborated by little or no market data.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

 These tables present the carrying value and fair value, by fair value hierarchy, of the Company's financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at June 30, 2018 and December 31, 2017, respectively (in thousands).

		Fair Value Measurements at June 30, 2018 (in thousands)
	Fair Value at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$86	$-	$-	$86
2020 Embedded Derivative Liability	684	-	-	684
Total Recurring Fair Value Measurements	$770	$-	$-	$770

Nonrecurring
Corn and finished goods inventory	$1,747	$188	$1,559	$-
Total Non-Recurring Fair Value Measurements	$1,747	$188	$1,559	$-

		Fair Value Measurements at December 31, 2017 (in thousands)
	Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$1,951	$–	$–	$1,951
2020 Notes Embedded Derivative Liability	5,224	–	–	5,224
Total Recurring Fair Value Measurements	$7,175	$–	$–	$7,175

Nonrecurring
Corn and finished goods inventory	$1,916	$189	$1,727	$–
Total Non-Recurring Fair Value Measurements	$1,916	$189	$1,727	$–

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the six months ended June 30, 2018.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)

	Derivative Warrant Liability	2020 Notes Embedded Derivative
Opening Balance	$1,951	$5,224
Transfers into Level 3	–	–
Transfers out of Level 3	–	–
Total (gains) or losses for the period
Included in earnings	3,040	(2,347)
Included in other comprehensive income	–	–
Purchases, issues, sales and settlements
Purchases	–	–
Issues	–	–
Sales	–	–
Settlements	(4,905)	(2,193)
Closing balance	$86	$684

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0.7 million at June 30, 2018 and $5.2 million at December 31, 2017 based upon Level 3 inputs. Changes in the fair value of the embedded derivative is recognized each reporting period as a “Change in fair value of 2020 Notes embedded derivative” in the consolidated Statements of Operations and Statements of Cash Flows. See Note 6, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the embedded derivative.

Derivative Warrant Liability. The Company values the Series K Warrants using a Monte-Carlo model (Level III), and all others using a Black-Scholes model, which have historically included additional inputs (Level III). The Company has estimated the fair value of the derivative warrant liability to be $0.1 million as of June 30, 2018. Changes in the fair value of the derivative warrant liability is recognized each reporting period as a “Change in fair value of derivative warrant liability” in the consolidated Statements of Operations and Statements of Cash Flows.

 While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

14. Segments

The Company has determined that it has two operating segments: (i) Gevo segment; and (ii) Gevo Development/Agri-Energy segment. The Company organizes its business segments based on the nature of the products and services offered through each of the Company's consolidated legal entities. Transactions between segments are eliminated in consolidation.

Gevo Segment. The Gevo segment is responsible for all research and development activities related to the future production of isobutanol, including the development of the Company's proprietary biocatalysts, the production and sale of biojet fuel, the Company's retrofit process and the next generation of chemicals and biofuels that will be based on the Company's isobutanol technology. The Gevo segment also develops, maintains and protects the Company's intellectual property portfolio, develops future markets for the Company's isobutanol and provides corporate oversight services.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Gevo Development/Agri-Energy Segment. The Gevo Development/Agri-Energy segment is currently responsible for the operation of the Company's Luverne Facility and the production of ethanol, isobutanol and related products.

The tables below present revenues, loss from operations, interest expense, depreciation expense and acquisitions of plant, property and equipment by segment, in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Gevo	$607	$660	$632	$749
Gevo Development / Agri-Energy	8,813	6,882	17,031	12,408
Consolidated	$9,420	$7,542	$17,663	$13,157

Loss from operations:
Gevo	$(2,315)	$(3,091)	$(4,791)	$(6,156)
Gevo Development / Agri-Energy	(2,064)	(3,086)	(4,587)	(7,205)
Consolidated	$(4,379)	$(6,177)	$(9,378)	$(13,361)

Interest expense:
Gevo	$904	$630	$1,729	$1,341
Gevo Development / Agri-Energy	-	-	-	-
Consolidated	$904	$630	$1,729	$1,341

Depreciation expense:
Gevo	$76	$127	$160	$264
Gevo Development / Agri-Energy	1,563	1,538	3,125	3,077
Consolidated	$1,639	$1,665	$3,285	$3,341

Acquisitions of plant, property and equipment:
Gevo	$2	$53	$2	$109
Gevo Development / Agri-Energy	54	265	121	882
Consolidated	$56	$318	$123	$991

	June 30,	December 31,
	2018	2017
Total assets (in thousands):
Gevo	$115,116	$87,507
Gevo Development / Agri-Energy	143,982	149,758
Intercompany eliminations	(143,068)	(148,412)
Consolidated	$116,030	$88,853

  15. Subsequent Events

None noted except for those events described in Notes 2, 5 and 125 to the unaudited consolidated financial statements for the three and six months ended June 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, risks and uncertainties related to our ability to sell our products, our ability to expand or continue production of ethanol and isobutanol at our Luverne Facility (as defined below),, our ability to meet our production, financial and operational guidance, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet fuel (“ATJ”), our ability to raise additional funds to continue operations and/or expand the Luverne Facility, our ability to produce ethanol and isobutanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our retrofit production model, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our ethanol and isobutanol and the products derived from isobutanol, additional competition and changes in economic conditions, the future price and volatility of petroleum and products derived from petroleum, and those risks described in documents we have filed with the U.S. Securities Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Annual Report”), and other reports that we have filed with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Reverse Stock Split

On May 30, 2018, after receipt of stockholder approval, our board of directors approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the outstanding shares of our common stock by a ratio of one-for-twenty (the “Reverse Stock Split”). On June 1, 2018, we effected the Reverse Stock Split and our common stock began trading on a Reverse Stock Split basis on June 4, 2018.  Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth herein have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

Company Overview

We are a next generation “low-carbon” fuel company focused on the development and commercialization of renewable alternatives to petroleum-based products. Low-carbon fuels reduce the carbon intensity, or the level of greenhouse gas emissions, compared to standard fossil-based fuels across their lifecycle. The most common low-carbon fuels are renewable fuels. We are focused on the development and production of mainstream fuels like gasoline and jet fuel using renewable feedstocks, that have the potential to lower greenhouse gas emissions at a meaningful scale and enhance agricultural production, including food and other related products. In addition to serving the low-carbon fuel markets, through our technology, we can also serve markets for the production of chemical intermediate products for solvents, plastics, and building block chemicals.

Our proven production technologies target what we believe to be large potential markets of renewable fuels and related chemicals that can compete directly against petrochemical products depending on the price of oil and the value of carbon intensity. Renewable fuels are one of the few fuel products where the value for renewable carbon has already been established, particularly in the United States and the European Union. We believe that the demand for low-carbon fuels and renewable chemicals will continue to grow in the future.

Decarbonization

We believe that we have the technology and production platform to produce renewable fuels that reduce or eliminate greenhouse gases from the burning of fuels, and to do so profitably. Low-carbon fuels can best be produced by (i) replacing fossil-based carbon with renewable carbon, and (ii) replacing some or most of the fossil-based energy sources needed for heat and electricity during the fuel production process. Renewable carbon comes from growing plants and crops. Growing plants efficiently provides the opportunity to capture carbon in the soil and generate protein, further lowering the carbon intensity of fuels produced from these renewable feedstocks. Eliminating or reducing fossil-based carbon is referred to as “decarbonization,” and the products resulting from such a decarbonization process are rewarded with a lower carbon intensity (“C.I.”) score, which increases the market value of certain products. In addition to the U.S. Renewable Fuel Standard policy that rewards low-carbon fuels, certain markets in North America such as California, Oregon, Washington and Canada and countries such as Japan, China, India, and other Asian countries are ascribing extra economic value on decarbonization. We believe that decarbonization is an emerging market opportunity, and that we have the technologies, products and a base production facility to take advantage of this opportunity.

The State of California is a leader in the push for decarbonization with its Low Carbon Fuel Standard (LCFS), which is a market-based cap and trade approach to lowering the greenhouse gas emissions from petroleum-based transportation fuels. We believe that the LCFS approach to reducing greenhouse gases will be implemented by Canada and other states in the United States (Oregon and Washington, as examples) and eventually could be implemented at the Federal level, which should create more demand for low-carbon fuel products. The demand and value for low-carbon fuel products in California has sharpened our focus on low C.I. ethanol. Our current production plant is small enough and specialized enough so that, with certain process optimizations, we could reduce our demand for fossil-based energy required in the production process. By doing this, we would increase the value of our ethanol because it would carry a lower C.I. score, which would translate into a premium selling price in the market. Any improvements we make to produce low-carbon ethanol, are also expected to benefit any other low-carbon products we produce, such as our renewable isobutanol, jet fuel and isooctane (gasoline).

Low-Carbon Ethanol Opportunity

Our specialty production facility in Luverne, Minnesota (the “Luverne Facility”) has an annual production capacity of approximately 20 million gallons per year ("MGPY") of ethanol, 45-50 kilotons of animal feed, and 3 million pounds of corn oil.

The Luverne Facility has the capability, with certain capital improvements, to produce low-carbon ethanol side-by-side with low-carbon isobutanol, in addition to renewable jet fuel and isooctane and other related products that can be made from isobutanol. By focusing on low-carbon ethanol in the near term, debottlenecking production, while adapting and optimizing the Luverne Facility’s energy and equipment infrastructure to use lower amounts of lower fossil-based energy sources, we believe that we can increase revenues to make the Luverne Facility profitable on a non-GAAP Cash EBITDA basis. Cash EBITDA is a non-GAAP measure and is calculated by adding depreciation and non-cash stock compensation to GAAP loss/income from operations. See "Non-GAAP Financial Information" below for additional information regarding non-GAAP EBITDA.

In addition, by undertaking further capital investments to improve our Luverne Facility, we believe we may be able to generate sufficient profits at the Luverne Facility to make the Company on a consolidated basis profitable on a non-GAAP Cash EBITDA basis, independent from the production and sales of isobutanol, jet fuel, isooctane and related technologies. Such capital investments could include: (i) improvements at the Luverne Facility to further lower the C.I. score of our fuel products; and (ii) installing fractionation technologies at the Luverne Facility to produce value added protein feed products, food grade corn oil, as well products using the fiber fraction of corn. Concurrently, while focusing on low-carbon ethanol, we plan on expanding hydrocarbon production either at our hydrocarbons demonstration plant located at South Hampton Resources located in Silsbee, Texas (the “Silsbee Facility”) or, subject to securing adequate financing, by constructing a new larger demo facility at the Luverne Facility for specialty hydrocarbon fuels, which may add additional positive cash flow on a non-GAAP Cash EBITDA basis.

The future improvements that we are planning for the Luverne Facility will lower the carbon intensity of the Luverne Facility and should benefit both ethanol and isobutanol production. The smaller size of our Luverne Facility compared to other ethanol production facilities means that the Luverne Facility offers opportunities to lower carbon intensity that other larger scale plants might not possess. For example, we could install small cogeneration units or make certain changes to unit operations to improve water removal efficiency given the lower power demands for steam and electricity which would result in lower ongoing capital expenditures. We believe that smaller, specialized biofuel production facilities aimed at low-carbon specialty fuels, related specialty protein products, and food oils, will have an advantage over large scale ethanol plants that, out of necessity, have to focus on commodity products for industrial markets. In other words, as these low C.I. markets further develop, tracking carbon lifecycles will be important. Tracking carbon means knowing the supply of feedstock and how it is grown. We believe a smaller production facility like our Luverne Facility will be well positioned to source responsibly grown feedstocks.

Renewable Isobutanol, Jet Fuel, Gasoline and Related Products

We believe that renewable isobutanol is a potentially valuable commercial product because of its versatility to address large markets either as a product directly or as a key intermediate for producing renewable carbon alternatives to mainstream fuels such as jet fuel, gasoline, plastics such as polyethylene terephthalate (“PET”), and various other chemical products and materials. Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings, or more importantly from a market size and performance value-added point of view, as a gasoline blendstock. Because isobutanol can be readily converted to hydrocarbon products such hydrocarbon fuels, including isooctane, isooctene and alcohol-to-jet fuel (“ATJ”), lubricants, polyester, rubber, plastics, fibers and other polymers, we believe that the addressable markets are large, potentially being able to ultimately reach 40% of the global petrochemicals markets depending on the price of oil and the market value of renewable carbon.

We also have proven that our renewable isobutanol can be readily converted to hydrocarbon products that address large markets, such as jet fuel and isooctane. Specifically, our renewable ATJ has been certified for use in commercial aviation and used multiple times for commercial flights.

Our renewable isobutanol is being used as a gasoline blendstock in the Houston area for on-road vehicles as an ethanol-free fuel option for consumers and off-road uses in vehicles, boats and small engines.

Our renewable isooctane meets the performance and specification requirements for use in fuels and related chemicals. It is currently being used in the European Union as a fuel for Formula One race cars, as well as other applications. As a result of the commercial traction that we have already achieved, we believe that there is large potential to grow our business, through a combination of (i) directly producing and selling our renewable isobutanol and related hydrocarbon products and (ii) licensing our technology.

Our Strategy

Our strategy to grow our business is to become profitable by investing capital to upgrade the Luverne Facility to primarily produce low-carbon ethanol for the California market. We plan to use low-carbon ethanol to achieve positive cash flows, which should provide us the time to execute on our ultimate business goal of producing and selling into the isobutanol and its derivative hydrocarbon product markets such as ATJ and isooctane. Key elements of our strategy include:

●	Undertake incremental process improvements to lower energy consumption at the Luverne Facility. By investing additional capital at the Luverne Facility, we believe that we can lower the carbon intensity (i.e. lower the carbon dioxide emissions from the plant) creating additional profit margin opportunities in low-carbon markets for ethanol, as well as for our isobutanol and its derivative hydrocarbon products.

●	Implement fractionation technology at the Luverne Facility. We are evaluating various corn fractionation technologies that can be deployed at the Luverne Facility in order to generate additional revenue from incremental volumes of alcohol, distiller grains and corn oil, as well as generate new revenue opportunities from the production and sale of corn fiber.

●	Expand hydrocarbon production at the Silsbee Facility. Along with our production partner, South Hampton Resources, we plan to expand and reconfigure the Silsbee Facility in order to generate greater revenues and better profit margins, while enabling customers to further develop markets for ATJ and isooctane which will help us transition these customers to long-term off-take agreements for greater volumes of products.

●	Enter into supply agreements for isobutanol and its derivative hydrocarbon products with customers to support capacity growth using project financing or other less expensive and less dilutive forms of capital. We intend to build on our existing customer contracts, such as our isooctane supply agreements with HCS Holding GmbH, to obtain additional binding off-take agreements that would economically support converting the Luverne Facility primarily to the production of isobutanol and its derivative hydrocarbon products. If we are able to obtain sufficient new supply agreements, we expect to be able to raise capital to fund such conversion of the Luverne Facility using project financing or other less expensive and less dilutive forms of capital as compared to the equity offerings that we are conducting hereby and have used in the past.

●	Subject to receipt of financing, we plan to scale up the Luverne Facility for the production of isobutanol and its derivative products. Upon, and subject to, securing adequate financing, we plan to build out the Luverne Facility to enable the production of isobutanol and its derivative products at levels sufficient to supply our initial larger scale off-take agreements with our customers.

●	Expand the global production capacity of isobutanol and its derivative hydrocarbon products via licensing. We have proven that the isobutanol production process works in full scale fermenter systems at the Luverne Facility, and we have also proven that our renewable isobutanol can be readily converted to hydrocarbon products at the Silsbee Facility. We intend to expand the global production of isobutanol and its derivative hydrocarbon products beyond the Luverne Facility through a low-cost, high-margin licensing model, in collaboration with partners such as Praj Industries, with whom we have previously announced a joint development agreement.

Latest Highlights and Developments

●	During the three months ended June 30, 2018, we sold 6,281,409 shares of common stock (after giving effect to the one-for-twenty reverse stock split effected on June 1, 2018) under our at-the-market offering program for gross proceeds of approximately $37.4 million, of which $14.5 million was received on July 3, 2018. As of June 30, 2018, we had cash and cash equivalents of approximately $27.0 million. We sold additional shares of our common stock and raised an additional $0.4 million under the at-the-market offering program after June 30, 2018.

●	During June 2018, we received notices of exercise from holders of its Series A and K Warrants to purchase common stock to issue an aggregate of 300,761 shares of common stock for total gross proceeds of approximately $1.3 million. Following these exercises, Series A Warrants to purchase 320 shares of common stock and Series K Warrants to purchase 4,006 shares of common stock remain outstanding at an exercise price of $3.80 per share.

●	On June 12, 2018, the Environmental Protection Agency announced the approval of isobutanol at a 16% blend level in gasoline for on-road use in automobiles. Previously, isobutanol had been approved for on-road use up to a 12.5% blend. A 16% isobutanol blend in gasoline provides the same oxygen content in gasoline as an E10 gasoline, and provides other value added benefits such as low Reid vapor pressure, higher energy density, high octane, and low water solubility.

●	On June 19, 2018, we announced that we had received a letter from The NASDAQ Stock Market LLC that we had regained compliance with the NASDAQ Capital Market’s minimum bid price continued listing requirement.

●	On June 19, 2018 and June 21, 2018, we received conversion notices from the holders of our 12.0% convertible senior secured notes due 2020 (the “2020 Notes”) to convert an aggregate of approximately $3.2 million in aggregate principal amount of 2020 Notes and $0.7 million in “make-whole” interest in exchange for an aggregate of 260,793 shares of our common stock. Upon completion, these conversions reduced the outstanding principal amount of the 2020 Notes to approximately $13.6 million.

●	On June 21, 2018, we announced that we had entered into a long-term agreement to supply our ATJ to Avfuel Corporation, effective July 1, 2018. The Supply Agreement with Avfuel is our first long-term commercial supply agreement for our ATJ

●	On July 27, 2018, we entered into two separate operating leases and service agreements with Shockwave, LLC to install a DGS Drying Machine and Corn Fractionation Machine (collectively the "Machines") at the Luverne Facility. The Machines are expected to improve profitability of the Luverne Facility by lowering the cost of ethanol and isobutanol production, increasing the number and value of feed and protein products, producing corn oil for food use and helping to lower the overall carbon footprint for the Luverne Facility. The Machines are expected to be operational during the first quarter of 2019.

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

Path to Profitability

We believe that there are two paths by which we can become profitable. First, together with the initiatives to improve the cash flow profile of our business in 2018 compared to 2017, we believe that by optimizing the Luverne Facility’s ethanol production processes to produce low-carbon ethanol as described above, developing value added products for low-carbon ethanol and animal feed produced at the plant and further reducing the cost of the plant’s carbohydrate feedstock, we could become profitable in the near future, independent of isobutanol production.

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

As noted above, in June 2018, holders of our 2020 Notes converted an aggregate of approximately $3.2 million of outstanding principal and $0.7 million in "make-whole" interest in exchange for an aggregate of 260,793 shares of our common stock. Upon completion of these conversions, approximately $13.6 million in outstanding principal remained outstanding.

Financial Condition

For the three months ended June 30, 2018 and 2017, we incurred a consolidated net loss of $11.5 million and $10.2 million, respectively, and for the six months ended June 30, 2018 and 2017, we incurred a consolidated net loss of $14.0 million and $16.1 million, respectively, and we had an accumulated deficit of $415.3 million at June 30, 2018. Our cash and cash equivalents at June 30, 2018 totaled $27.0 million (with gross proceeds of $14.9 million under the at-the-market offering program being added to cash since June 30, 2018 due to timing of settlement of sales under the at-the-market offering program) which is primarily being used for the following: (i) operating activities of our Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) costs associated with optimizing isobutanol production technology; and (v) debt service obligations

The continued operation of our business is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including our ability to raise sufficient capital to expand our commercial production facility, completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

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

Non-GAAP Financial Information

Cash EBITDA is a non-GAAP measure and is calculated by adding depreciation and non-cash stock compensation to GAAP loss/income from operations. Management believes that non-GAAP Cash EBITDA is useful to supplement to its GAAP financial statements because management uses such information internally for its operating, budgeting and financial planning purposes. This non-GAAP financial measure also facilitates management's internal comparisons to Gevo’s historical performance as well as comparisons to the operating results of other companies. In addition, Gevo believes this non-GAAP financial measure is useful to investors because it allows for greater transparency into the indicators used by management as a basis for its financial and operational decision making. Non-GAAP information is not prepared under a comprehensive set of accounting rules and therefore, should only be read in conjunction with financial information reported under U.S. GAAP when understanding Gevo’s operating performance.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
(in thousands)	2018	2017	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$8,813	$6,839	$1,974
Hydrocarbon revenue	607	660	(53)
Grant and other revenue	-	43	(43)
Total revenues	9,420	7,542	1,878

Cost of goods sold	10,693	9,705	988

Gross loss	(1,273)	(2,163)	890

Operating expenses
Research and development expense	1,469	1,891	(422)
Selling, general and administrative expense	1,637	2,123	(486)
Total operating expenses	3,106	4,014	(909)

Loss from operations	(4,379)	(6,177)	1,798

Other (expense) income
Interest expense	(904)	(630)	(274)
(Loss) on exchange or conversion of debt	(2,181)	(3,969)	1,788
(Loss)/Gain from change in fair value of derivative warrant liability	(3,517)	2,260	(5,777)
(Loss) from change in fair value of 2020 Notes embedded derivative	(511)	(1,662)	1,151
Other income	-	20	(20)
Total other expense, net	(7,113)	(3,981)	(3,132)

Net loss	$(11,492)	$(10,158)	$(1,334)

Revenues. Revenue associated with the sale of ethanol, as well as isobutanol and related products for the three months ended June 30, 2018 was $8.8 million, an increase of $2.0 million compared to the three months ended June 30, 2017. This increase was primarily a result of increased ethanol and distiller grain sales. During the three months ended June 30, 2018, we sold 4.9 million gallons of ethanol compared to 4.0 million gallons of ethanol sold in the three months ended June 30, 2017. Hydrocarbon revenue, comprised of ATJ, isooctane and isooctene sales, decreased less than $0.1 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, as a result of lower shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”).

Cost of goods sold. Cost of goods sold was $10.7 million during the three months ended June 30, 2018, compared to $9.7 million during the three months ended June 30, 2017. Cost of goods sold included approximately $9.1 million associated with the increased production of ethanol and related products and approximately $1.6 million in depreciation expense.

Research and development expense. Research and development expense decreased by approximately $0.4 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due primarily to a decrease in employee related expenses.

Selling, general and administrative expense. Selling, general and administrative expense decreased by approximately $0.5 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017 due primarily to a decrease in employee related expenses.

Interest expense. Interest expense in the three months ended June 30, 2018 was $0.9 million, an increase of $0.3 million compared to the three months ended June 30, 2017, due to an increase in the interest rate on our outstanding debt obligations as a result of the June 2017 exchange of the 2017 Notes for the 2020 Notes.

(Loss) on exchange or conversion of debt. During the three months ended June 30, 2018, we incurred a $2.2 million non-cash loss as a result of the conversion of 2020 Notes for common stock, primarily the result of higher common stock prices at the time of the conversion.

(Loss)/Gain from change in fair value of derivative warrant liability. During the three months ended June 30, 2018 we incurred a $3.5 million non-cash loss on changes in the fair value of the derivative warrant liability, due primarily to the exercise of 251 Series A Warrants to purchase 251 shares of our common stock, and 300,510 Series K Warrants to purchase 300,510 shares of our common stock. The loss was the result of an increased price of our common stock at the time of exercise of our warrants.

(Loss) from change in fair value of the 2020 Notes embedded derivative. During the three months ended June 30, 2018, the estimated fair value of the 2020 Notes embedded derivative liability decreased, resulting in a non-cash loss of $0.5 million primarily due to the increase in the price of our common stock.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$17,031	$12,333	$4,698
Hydrocarbon revenue	607	749	(142)
Grant and other revenue	25	75	(50)
Total revenues	17,663	13,157	4,506

Cost of goods sold	21,276	19,113	2,163

Gross loss	(3,613)	(5,956)	2,343

Operating expenses
Research and development expense	2,258	3,108	(850)
Selling, general and administrative expense	3,507	4,297	(790)
Total operating expenses	5,765	7,405	(1,640)

Loss from operations	(9,378)	(13,361)	3,983

Other (expense) income
Interest expense	(1,729)	(1,341)	(388)
(Loss) on exchange or conversion of debt	(2,202)	(4,933)	2,731
(Loss) from change in fair value of the 2017 Notes	-	(339)	339
(Loss)/Gain from change in fair value of derivative warrant liability	(3,040)	5,519	(8,559)
(Loss)/Gain from change in fair value of 2020 Notes embedded derivative	2,347	(1,662)	4,009
Other income	8	26	(18)
Total other expense, net	(4,616)	(2,730)	(1,886)

Net loss	$(13,994)	$(16,091)	$2,097

Revenues.  Revenue associated with the sale of ethanol, as well as isobutanol and related products for the six months ended June 30, 2018 was $17.0 million, an increase of $4.7 million from the six months ended June 30, 2017.  This increase was primarily a result of greater ethanol and distiller grain sales. During the six months ended June 30, 2018, we sold 9.8 million gallons of ethanol compared to 7.3 million gallons of ethanol sold in the six months ended June 30, 2017. Hydrocarbon revenue, comprised of ATJ, isooctane, and isooctene sales, decreased during the six months ended June 30, 2018 primarily as a result of lower shipments of finished products from our South Hampton Facility.  Grant and other revenue was $25,000 during the six months ended June 30, 2018, a decrease of $0.5 million as compared to the six months ended June 30, 2017, primarily as a result of the Company’s activities from the Northwest Advanced Renewables Alliances ending in the third quarter of 2017.

Cost of goods sold. Cost of goods sold was $21.3 million during the six months ended June 30, 2018, compared with $19.1 during the six months ended June 30, 2017. Cost of goods sold in the 2018 period included approximately $18.2 million associated with the production of ethanol, isobutanol and related products and approximately $3.1 million in depreciation expense.

Research and development expense. Research and development expense decreased by approximately $0.9 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due primarily to a decrease in employee related expenses and costs associated with the South Hampton facility.

Selling, general and administrative expense. Selling, general and administrative expense decreased by approximately $0.8 million during the six months ended June 30, 2018, compared with to six months ended June 30, 2017, due primarily to an decrease in employee related expenses.

Interest expense.  Interest expense for the six months ended June 30, 2018 was $1.7 million, which was an increase of $0.4 million compared to the six months ended June 30, 2017, due to an increase in the interest rate on our outstanding debt obligations as a result of the June 20, 2017 exchange of the 2020 Notes.

(Loss) on exchange or conversion of debt. During the six months ended June 30, 2018, we incurred a non-cash loss of $2.2 million primarily The loss was due to an increase in the price of our stock at the time of the conversion.

(Loss)/Gain from change in fair value of derivative warrant liability.  During the six months ended June 30, 2018, we incurred a non-cash loss of approximately $3.0 million, due primarily to the exercise of 251 Series A Warrants to purchase 251 shares of our common stock, and 300,510 Series K Warrants to purchase 300,510 shares of our common stock. The loss was the result of an increased price of our common stock at the time of exercise of the warrants.

(Loss)/Gain from change in fair value of the 2020 notes embedded derivative. During the six months ended June 30, 2018, the estimated fair value of the 2020 Notes embedded derivative liability decreased,  resulting in a non-cash gain of $2.3 million primarily due to the increase in the price of the our stock.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the six months ended June 30, 2018 and 2017, we generated revenue from: (i) the sale of ethanol, isobutanol and related products, net; (ii) hydrocarbon sales consisting primarily of the sale of ATJ fuel, isooctane and isooctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the six months ended June 30, 2018 and 2017 primarily includes costs directly associated with isobutanol production and ethanol production at the Luverne Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

As of June 30, 2018, we had an accumulated deficit of $415.3 million with cash and cash equivalents totaling $27.0 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(7,805)	$(13,384)
Net cash used in investing activities	$(97)	$(1,315)
Net cash provided by financing activities	$23,379	$503

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

During the six months ended June 30, 2018, we used $7.8 million in cash from operating activities primarily resulting from a net loss of $14.0 million, a $1.0 million increase in working capital, and approximately $7.2 million in non-cash operating activities.

Investing Activities

During the six months ended June 30, 2018, we used $0.1 million in cash from investing activities primarily related to capital expenditures at our Luverne Facility.

Financing Activities

During the six months ended June 30, 2018, we raised approximately $23.4 million from our financing activities, primarily from the $22.4 million net proceeds from our “at-the-market” offering program, $1.3 million raised from the exercise of our Series A and Series K Warrants, while offset by approximately $0.3 million in offering costs related to the at-the-market offering program..

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which initially allowed us to sell and issue up to $5.0 million of shares of our common stock. During the three months ended June 30, 2018, we subsequently amended the at-the-market offering program and increased the available capacity by approximately $84.9 million.

During the six months ended June 30, 2018, we issued 6,286,617 shares of common stock (after giving effect to the one-for-twenty reverse stock split effected on June 1, 2018) under the at-the-market offering program for gross proceeds of $37.4 million, of which $14.5 million was not received until July 3, 2018. We paid commissions to our sales agent of approximately $0.9 million and incurred other offering related expenses of $0.4 million during the six months ended June 30, 2018.

During the three months ended June 30, 2018, we issued 6,281,409 shares of common stock (after giving effect to the one-for-twenty reverse stock split) under the at-the-market offering program for  gross proceeds of $37.4 million, of which $14.5 million was not received until July 3, 2018. We paid commissions to our sales agent of approximately $0.9 million and incurred other offering related expenses of approximately $0.2 million during the three months ended June 30, 2018.

We sold an additional 95,000 shares of common stock, for gross proceeds of $0.4 million after June 30, 2018. The Company has remaining capacity to issue up to approximately $52.1 million of additional shares of common stock under the at-the-market offering program. Net proceeds are intended to be used to fund working capital and for other general corporate purposes, which may include repayment of outstanding indebtedness.

2020 Notes

On April 19, 2017, we entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD, and Whitebox Advisors LLC, in its capacity as representative of the holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). On June 20, 2017, we completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes.

As noted above, in June 2018, the holders of our 2020 Notes converted an aggregate of approximately $3.2 million of outstanding principal and $0.7 million in "make-whole" interest in exchange for an aggregate of 260,793 shares of our common stock. As of June 30, 2018 and December 31, 2017, the outstanding principal on the 2020 Notes was $13.6 million and $16.7 million, including paid-in-kind interest, respectively.

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

The 2020 Notes are convertible into shares of our common stock, subject to certain terms and conditions. The current conversion price of the 2020 Notes is equal to $14.72 per share of common stock, or 0.06795 shares of common stock per $1 principal amount of 2020 Notes.

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

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at June 30, 2018 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$-	$14,112	$-	$-	$14,112
Interest payments on debt (2)	1,374	994	-	-	2,368
Operating leases (3)	1,461	859	1	-	2,321
Insurance, maintenance and other	118	196	208	-	522
Total	$2,953	$16,161	$209	-	$19,323

(1)	Represents cash principal payments due to the holders of the 2020 Notes.

(2)	Represents interest payments due to the holders of the 2020 Notes.

(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars in Luverne, Minnesota for ethanol and isobutanol shipments.

The table above reflects only payment obligations that are fixed and determinable as of June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any material off-balance sheet arrangements, except for operating lease obligations disclosed in our commitment and contingencies table above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the three and six months ended June 30, 2018. For a discussion of our market risk associated with commodity prices, equity prices and interest rates, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $14.0 million and $16.1 million during the six months ended June 30, 2018 and 2017, respectively, and $24.6 million, $37.2 million, and $36.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2018 and December 31, 2017, we had an accumulated deficit of $415.3 million and $401.4 million, respectively. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue primarily from the sale of ethanol, isobutanol and related products at the Luverne Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.

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

Furthermore, we expect to spend significant amounts on the further development and commercial implementation of our technology. Our technology is designed to permit the Retrofit of existing ethanol production facilities. A “Retrofit” means either (i) modifying an existing ethanol production facility whereby equipment is added to the facility and the existing fermenters are used to produce isobutanol rather than ethanol, or (ii) modifying an existing ethanol facility to add fermenters and other equipment such that the facility is capable of producing both ethanol and isobutanol simultaneously “side by side.”

We also expect to spend significant amounts acquiring and deploying additional equipment to attain final product specifications that may be required by future customers, on marketing, general and administrative expenses associated with our planned growth, on management of operations as a public company, and on debt service obligations. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

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

Significant portions of our resources have been dedicated to research and development, as well as demonstrating the effectiveness of our technology through the Retrofit of the Luverne Facility. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our technologies, developing future markets for our products, and constructing facilities necessary for the production of our products on a commercial scale. These expenditures may include costs associated with research and development, accessing existing ethanol plants, Retrofitting or otherwise modifying the plants to produce our products, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the products we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

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

Our future capital requirements will depend on many factors, including:

●	the timing of and costs of adding unit operations to achieve low-carbon ethanol;
●	the timing of, and costs involved in building out a full scale isobutanol and hydrocarbons plant;
●	the timing of, and costs involved in obtaining permits;
●	the ability for us to deploy strains of yeast with improved performance that help to lower capital cost;
●	the costs involved in acquiring and deploying additional equipment to attain final product specifications including at the Luverne Facility, that may be required by future customers;
●	the costs involved in increasing production capacity of our products, including at the Luverne Facility;
●	our ability to negotiate agreements supplying suitable biomass to our plants, and the timing and terms of those agreements;
●	the timing of, and the costs involved in developing adequate storage facilities for the products we produce;
●	our ability to gain market acceptance for isobutanol as a specialty chemical, gasoline blendstock and as a raw material for the production of hydrocarbons;
●	our ability to negotiate supply agreements for the products we produce, and the timing and terms of those agreements, including terms related to sales price;
●	our ability to negotiate sales of our products and the timing and terms of those sales, including terms related to sales price;
●	our ability to sell the iDGs left as a co-product of fermenting isobutanol from corn as animal feedstock;
●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and
●	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent, trademark and other intellectual property claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including the 2020 Notes. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

●	our research and development activities;
●	our plans to build out additional isobutanol and hydrocarbon capacity;
●	our plans to operate our ethanol plant;
●	our production of products at the Luverne Facility;
●	our production of hydrocarbons at the demonstration plant located at the South Hampton facility near Houston, Texas, or any other future facilities;
●	our efforts to prepare, file, prosecute, maintain and enforce patent, trademark and other intellectual property rights and defend against claims by others that we may be violating their intellectual property rights; and/or
●	our activities in developing storage capacity and negotiating supply agreements that may be necessary for the commercialization of our products.

We may be unable to successfully negotiate final, binding terms related to our current non-binding isobutanol, ATJ and other hydrocarbon supply and distribution agreements, which could harm our commercial prospects.

From time-to-time, we agree to preliminary terms regarding supplying isobutanol or the products derived from it to various companies for their use or further distribution. We may be unable to negotiate final terms with these or other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated in our preliminary agreements. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial isobutanol commercialization, and failure to agree to definitive terms for sales of sufficient volumes of isobutanol could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Additionally, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing the planned expansion of the Luverne Facility, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

The Luverne Facility is our first commercial ethanol and isobutanol production facility, and, as such, we may be unable to produce planned quantities of ethanol and isobutanol and any such production may be costlier than we anticipate.

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

The Luverne Facility has the capability, with certain capital improvements, to produce low-carbon ethanol side-by-side with low-carbon isobutanol, in addition to renewable jet fuel and isooctane and other related products that can be made from isobutanol. Furthermore, by investing additional capital at the Luverne Facility, we believe that we can lower the carbon intensity (i.e. lower the carbon dioxide emissions from the plant) creating additional profit margin opportunities in low-carbon markets for ethanol, as well as for our isobutanol and its derivative hydrocarbon products. However, we cannot assure you that we will be able to secure adequate financing to make such improvements or that our capital investments at the Luverne Facility will successfully lower the carbon intensity and/or create additional profit margin opportunities.

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

The Luverne Facility uses significant amounts of natural gas to produce ethanol. Accordingly, our business is dependent upon natural gas supplied by third parties. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as weather conditions, overall economic conditions and governmental regulations. Should the price of natural gas increase, our performance could suffer. Likewise, disruptions in the supply of natural gas could have a material impact on our business and results of operations.

We may not be successful in the development of individual steps in the production of commercial quantities of low-carbon ethanol or isobutanol from plant feedstocks in a timely or economic manner, or at all.

As of the date of this Report, we have not produced any low-carbon ethanol and we have produced only limited quantities of isobutanol at commercial scale. We may not be successful producing low-carbon ethanol and we may not be successful in increasing our production of isobutanol from these limited production levels.

Our future success depends on our ability to produce commercial quantities of low-carbon ethanol and isobutanol in a timely and economic manner. While we have produced isobutanol using our biocatalysts at the Luverne Facility in commercial-scale fermenters, our biocatalysts have not yet produced isobutanol at fully optimized levels in fermenters typical of full scale operation at a commercial facility. The risk of contamination and other problems rises as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production.

The technological and logistical challenges associated with producing, marketing, selling and distributing low-carbon ethanol and isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost-effective manner, or at all.

Prior to our purchase of the Luverne Facility, we had never operated or built (through Retrofit or otherwise) a commercial ethanol or isobutanol facility. We believe that we understand the engineering and process characteristics necessary to successfully build the additional facilities that we are contemplating and to scale up to larger facilities. We expect to incur additional capital expenditures to produce low-carbon ethanol and increase low-carbon ethanol and isobutanol production levels at the Luverne Facility. Our assumptions, however, may prove to be incorrect. Accordingly, we cannot be certain that we can consistently produce low-carbon ethanol and isobutanol in an economical manner in commercial quantities. If our costs to build a commercial facility to produce low-carbon ethanol and/or to increase isobutanol production are significantly higher than we expect or if we fail to consistently produce low-carbon ethanol and/or isobutanol economically on a commercial scale or in commercial volumes, our commercialization

The technological and logistical challenges associated with producing, marketing, selling and distributing low-carbon ethanol and isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost-effective manner, or at all.

Prior to our purchase of the Luverne Facility, we had never operated or built (through Retrofit or otherwise) a commercial ethanol or isobutanol facility. We believe that we understand the engineering and process characteristics necessary to successfully build the additional facilities that we are contemplating and to scale up to larger facilities. We expect to incur additional capital expenditures to produce low-carbon ethanol and increase low-carbon ethanol and isobutanol production levels at the Luverne Facility. Our assumptions, however, may prove to be incorrect. Accordingly, we cannot be certain that we can consistently produce low-carbon ethanol and isobutanol in an economical manner in commercial quantities. If our costs to build a commercial facility to produce low-carbon ethanol and/or to increase isobutanol production are significantly higher than we expect or if we fail to consistently produce low-carbon ethanol and/or isobutanol economically on a commercial scale or in commercial volumes, our commercialization of low-carbon ethanol, isobutanol and our business, financial condition and results of operations will be materially adversely affected.

Our facilities and processes may fail to produce products at the volumes, rates and costs we expect.

Some or all of our future production facilities may be in locations distant from corn or other feedstock sources, which could increase our feedstock costs or prevent us from acquiring sufficient feedstock volumes for commercial production. General market conditions might also cause increases in feedstock prices, which could likewise increase our production costs.

Even if we secure access to sufficient volumes of feedstock, our production facilities may fail to perform as expected. The equipment and subsystems that we install in our production facilities may never operate as planned. Our systems may prove incompatible with the original facility, or require additional modification after installation. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may prove prohibitive. Any or all of these risks could prevent us from achieving the production throughput and yields necessary to achieve our target annualized production run rates and/or to meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. Failure to achieve these rates or meet these minimum requirements, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.

We lack significant experience operating commercial-scale ethanol and isobutanol facilities, and may encounter substantial difficulties operating commercial plants or expanding our business.

We have very limited experience operating commercial-scale ethanol and isobutanol facilities concurrently. Accordingly, we may encounter significant difficulties operating at a commercial scale once both production facilities are built out in a side-by-side operation. We believe that our future facilities will, like the Luverne Facility, be able to continue producing ethanol during much of the Retrofit process. We will need to successfully administer and manage this production. Although the employees at the Luverne Facility are experienced in the operation of ethanol facilities, and our future development partners or the entities that we acquire may likewise have such experience, we may be unable to manage ethanol-producing operations, especially given the possible complications associated with a simultaneous Retrofit. Once we complete a commercial Retrofit, operational difficulties may increase, because neither we nor anyone else has significant experience operating a pure isobutanol fermentation facility at a commercial scale. The skills and knowledge gained in operating commercial ethanol facilities or small-scale isobutanol plants may prove insufficient for successful operation of a large-scale isobutanol facility, and we may be required to expend significant time and money to develop our capabilities in isobutanol facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

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

While we have demonstrated the ability to produce isobutanol under the demonstration plant operating conditions and under commercial scale operating conditions at the Luverne Facility, and we have succeeded in reaching our commercial fermentation performance targets for isobutanol concentration, fermentation productivity and isobutanol yield in laboratory tests, we have not yet reached all performance targets in a commercial plant environment at the larger scale we contemplate constructing involving multiple fermenters. Ultimately, our yeast biocatalyst may not be able to meet the commercial performance targets in a timely manner, or ever. In addition, the risk of contamination and other problems may increase as we seek to ramp up our production capacity, which could negatively impact our cost of production or require additional capital expenditures to solve for these problems. If we encounter difficulties in optimizing our production, our commercialization of isobutanol and our business, financial condition and results of operations will be materially adversely affected.

We may have difficulties gaining market acceptance and successfully marketing our ethanol, isobutanol and other hydrocarbon products to customers, including chemical producers, fuel distributors and refiners.

A key component of our business strategy to become profitable is to invest capital to upgrade the Luverne Facility to primarily produce low-carbon ethanol for the California market, and a key component of our business strategy is to market our isobutanol and other hydrocarbon products to chemical producers, fuels distributors, refiners and other fuel and chemical industry market participants. We have no experience marketing ethanol to the California market or isobutanol on a commercial scale and we may fail to successfully negotiate marketing agreements in a timely manner or on favorable terms. If we fail to successfully market our ethanol to the California market or isobutanol to refiners, fuels distributors, chemical producers and others, our business, financial condition and results of operations will be materially adversely affected.

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

We believe that consumer demand for environmentally sensitive products will drive demand among large brand owners for low-carbon ethanol, isobutanol and renewable hydrocarbon sources. One of our marketing strategies is to leverage this demand to obtain commitments from large brand owners to purchase our products. We believe these commitments will, in turn, promote chemicals industry demand for our isobutanol and hydrocarbon products. If consumer demand for environmentally sensitive products fails to develop at sufficient scale or if such demand fails to drive large brand owners to seek sources of renewable isobutanol or hydrocarbons, our revenue and growth rate could be materially and adversely affected.

We may be reliant on Butamax to develop certain markets for isobutanol.

As part of the License Agreement entered into with Butamax, it was agreed that Butamax would take the lead in developing the markets for on-road gasoline blendstocks. This would entail progressing the required approvals for these markets, as well as managing the marketing and distribution of our isobutanol and our potential licensee’s isobutanol in these markets beyond certain minimum volumes. On June 12, 2018, the EPA announced that it approved the registration of isobutanol as a fuel additive for blending into gasoline at levels up to 16 volume percent for on-road automotive use. If Butamax is unable to maintain or obtain the necessary approvals to sell isobutanol into the on-road gasoline blendstock markets, or if it is unsuccessful in building market demand for isobutanol as an on-road gasoline blendstock, our revenue and growth rate could be materially and adversely affected.

We may not be successful in the development of individual steps in the production of commercial quantities of low-carbon ethanol or isobutanol from plant feedstocks in a timely or economic manner, or at all.

As of the date of this prospectus, we have not produced any low-carbon ethanol and we have produced only limited quantities of isobutanol at commercial scale. We may not be successful producing low-carbon ethanol and we may not be successful in increasing our production of isobutanol from these limited production levels.

Our future success depends on our ability to produce commercial quantities of low-carbon ethanol and isobutanol in a timely and economic manner. While we have produced isobutanol using our biocatalysts at the Luverne Facility in commercial-scale fermenters, our biocatalysts have not yet produced isobutanol at fully optimized levels in fermenters typical of full scale operation at a commercial facility. The risk of contamination and other problems rises as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production.

The technological and logistical challenges associated with producing, marketing, selling and distributing low-carbon ethanol and isobutanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost-effective manner, or at all.

Prior to our purchase of the Luverne Facility, we had never operated or built (through Retrofit or otherwise) a commercial ethanol or isobutanol facility. We believe that we understand the engineering and process characteristics necessary to successfully build the additional facilities that we are contemplating and to scale up to larger facilities. We expect to incur additional capital expenditures to produce low-carbon ethanol and increase low-carbon ethanol and isobutanol production levels at the Luverne Facility. Our assumptions, however, may prove to be incorrect. Accordingly, we cannot be certain that we can consistently produce low-carbon ethanol and isobutanol in an economical manner in commercial quantities. If our costs to build a commercial facility to produce low-carbon ethanol and/or to increase isobutanol production are significantly higher than we expect or if we fail to consistently produce low-carbon ethanol and/or isobutanol economically on a commercial scale or in commercial volumes, our commercialization of low-carbon ethanol, isobutanol and our business, financial condition and results of operations will be materially adversely affected.

Even if we are successful in consistently producing low-carbon ethanol, isobutanol and our hydrocarbon products on a commercial scale, we may not be successful in negotiating sufficient supply agreements for our production.

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. As an early stage company, we lack commercial operating experience, and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully negotiate and structure long-term supply agreements for the isobutanol and other products we produce. Certain agreements with existing and potential customers may initially only provide for the purchase of limited quantities from us. For example, our agreement with Alaska Airlines entered into in May 2015 provides for the initial purchase of a limited quantity of our ATJ fuel, and does not obligate Alaska Airlines to purchase any additional quantity of jet fuel in addition to the amount to be initially purchased. Our ability to increase our sales will depend in large part upon our ability to expand these existing customer relationships into long-term supply agreements. Maintaining and expanding our existing relationships and establishing new ones can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

A sustained low oil price environment may negatively impact the price we receive for the sale of our ethanol, isobutanol and hydrocarbon products.

Many of our end-products such as isobutanol, ethanol and hydrocarbon products have some level of price correlation with crude oil. If crude oil prices were to remain at low levels over a sustained period of time, this may have an impact on the pricing that we are able to achieve in the marketplace for many of those end-products. This may cause us to operate at a lower, or negative, operating margins and, as a result, our management may decide to reduce or suspend production of ethanol and/or isobutanol at the Luverne Facility. Unfavorable operating margins may also impact our ability to enter into commercial agreements with development partners or licensees.

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs and harm our research and development efforts, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.

Our business is complex and we intend to target a variety of markets. Therefore, it is critical that our management team and employee workforce are knowledgeable in the areas in which we operate. The departure, illness or absence of any key members of our management, including our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the advanced biofuels area, or due to the limited availability of personnel with the qualifications or experience necessary for our renewable chemicals and advanced biofuels business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our partners and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, meaning that either the employee or we may terminate their employment at any time.

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

We have received various government grants, including a cooperative agreement, to complement and enhance our own resources. We may seek to obtain government grants and subsidies in the future to offset all or a portion of our operating costs and the costs of our research and development activities. We cannot be certain that we will be able to secure any such government grants or subsidies. Any new grants that we may obtain may be terminated, modified or recovered by the granting governmental body under certain conditions.

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

As isobutanol has not previously been used as a commercial fuel in significant amounts, its use subjects us to product liability risks.

Isobutanol has not been used as a commercial fuel in large quantities or for a long period of time. Research regarding isobutanol and its distribution infrastructure is ongoing. Although isobutanol has been tested on some engines, there is a risk that it may damage engines or otherwise fail to perform as expected. If isobutanol degrades the performance or reduces the lifecycle of engines, or causes them to fail to meet emissions standards, market acceptance could be slowed or stopped, and we could be subject to product liability claims. A significant product liability lawsuit could substantially impair our production efforts and could have a material adverse effect on our business, reputation, financial condition and results of operations.

We may face substantial delays in obtaining regulatory approvals for use of our isobutanol and hydrocarbon products in the fuels and chemicals markets, which could substantially hinder our ability to commercialize our products.

Large-scale commercialization of our isobutanol may require approvals from state and federal agencies. Before we can sell isobutanol as a fuel or as a gasoline blendstock directly to large petroleum refiners, we must receive EPA fuel certification. On June 12, 2018, the EPA announced that it approved the registration of isobutanol as a fuel additive for blending into gasoline at levels up to 16 volume percent for on-road automotive use.  There can be no assurances that the EPA registration of isobutanol as a fuel additive for blending into gasoline at levels up to 16 volume percent will not be revoked or changed.  Nor does approval by the EPA of 16 volume percent blends mitigate other rules that may exist that have to be overcome for main market adoption (rather than a specialty market) regarding blending of isobutanol in gasoline. For example the issue of Product Transfer Documents for Blendstock for Oxygenate Blending in common blending tanks served by multiple suppliers, needing to be labeled to accept isobutanol.

Additionally, California requires that fuels meet both its fuel certification requirements and a separate state low-carbon fuel standard. Any delay in receiving approval will slow or prevent the commercialization of our low-carbon ethanol or isobutanol for fuel markets, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the gasoline blendstock market, isobutanol can be used in conjunction with, or as a substitute for, ethanol and other widely used fuel oxygenates, and we believe our isobutanol is physically compatible with typical gasoline engines. However, there is a risk that under actual engine conditions, isobutanol will face significant limitations, making it unsuitable for use in high percentage gasoline blend.

Additionally, current regulations limit gasoline blends to low percentages of isobutanol, and also limit combination isobutanol-ethanol blends.   On June 12, 2018, the EPA announced that it approved the registration of isobutanol as a fuel additive for blending into gasoline at levels up to 16 volume percent for on-road automotive use.    There can be no assurances that the EPA registration of isobutanol as a fuel additive for blending into gasoline at levels up to 16 volume percent will not be revoked or changed.  Government agencies may maintain or even increase the restrictions on isobutanol gasoline blends. As we believe that the potential to use isobutanol in higher percentage blends than is feasible for ethanol will be an important factor in successfully marketing isobutanol to refiners, a low blend wall could significantly limit commercialization of isobutanol as a gasoline blendstock.

We may be required to obtain additional regulatory approvals for use of our iDGs as animal feed, which could delay our ability to sell iDGs increasing our net cost of production and harming our operating results.

Our Luverne Facility and many of the ethanol plants that we might Retrofit use dry-milled corn as a feedstock. We plan to sell, as animal feed, the iDGs left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs as animal feed through the self-assessed Generally Regarded as Safe (“GRAS”) process of the U.S. Federal Drug Administration (the “FDA”) via third party scientific review. In order to improve the value of our iDGs, we are working with The Association of American Feed Control Officials (“AAFCO”) to establish a formal definition for our iDGs as well as clearance for the materials into animal feed. We believe obtaining AAFCO approval will increase the value of our iDGs by offering customers of our iDGs further assurance of the safety of our iDGs. If we make certain changes in our biocatalyst whereby we can no longer rely on our GRAS process, we would be required to obtain FDA approval for marketing our iDGs. While we believe we can rely on the GRAS process, as we update our biocatalysts to increase isobutanol production, for further customer assurance, we also intend to pursue approval upon a completed biocatalyst from the Center for Veterinary Medicine of the FDA. FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. While we have sold initial quantities of our iDGs TM from the Luverne Facility, if FDA or AAFCO approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs, our net cost of production will increase, which may hurt our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

As disclosed on January 2, 2018, the Company's Chief Executive Officer, Mr. Patrick Gruber, volunteered and elected to reduce his 2018 base salary by 30% to $350,000. Effective August 3, 2018, the Company's Compensation Committee approved the termination of the voluntary salary reduction and Mr. Gruber's annual base was returned to $500,000. In addition, effective August 3, 2018, the Compensation Committee of the Board of Directors approved an increase in the annual base salary of the Company's Chief Accounting Officer, Bradford K. Towne, from $170,000 to $185,000.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.4	Plain English Warrant Agreement, No. 0647-W- 03, dated October 20, 2011, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	October 26, 2011	10.7
4.5	First Amendment to Plain English Warrant Agreement, relating to Warrant Number 0647-W- 01, dated December 11, 2013, by and between Gevo, Inc. and TriplePoint Capital LLC.	8-K	001-35073	December 12, 2013	4.1
4.6	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.7	Exchange and Purchase Agreement, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35037	April 20, 2017	4.1
4.8	Indenture, dated June 20, 2017, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.	8-K	001-35037	June 20, 2017	4.1
4.9	Registration Rights Agreement, dated June 20, 2017, by and among Gevo, Inc. and the investors named therein.	8-K	001-35037	June 20, 2017	4.2
4.10	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.11	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.12	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.13	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1
4.14	Form of Amendment No. 1 to Series D Warrant	8-K	001-35037	June 13, 2016	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.15	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.1
4.16	Form of Series I Warrant to Purchase Common Stock	8-K	001-35037	September 15, 2016	4.1
4.17	Form of Series K Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.1
10.1	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan	8-K	001-35037	May 31, 2018	10.1
10.2	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated June 20, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35037	June 20, 2018	1.2
10.3	Amendment to At-The-Market Offering Agreement, dated June 25, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35037	June 25, 2018	1.3
10.4	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated June 28, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35037	June 28, 2018	1.4
10.5	Second Amendment to Grain Bin Lease Agreement, dated May 1, 2018, between Agri-Energy, LLC and FCStone Merchant Services, LLC.					X
10.6#	Form of Stock Option Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.					X
10.7#	Form of Restricted Shares Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.					X
10.8#	Form of Stock Appreciation Rights Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.					X
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

						X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

**	Furnished herewith

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc. (REGISTRANT)

By:	/s/ Bradford K. Towne
Bradford K. Towne Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: August 8, 2018