Form 10-Q
period 2018-09-30
Gevo, Inc.
filed 2018-11-06
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2018, 8,640,433 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	(unaudited)
	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$38,316	$11,553
Accounts receivable	637	1,054
Inventories	3,301	4,362
Prepaid expenses and other current assets	949	712
Total current assets	43,203	17,681

Property, plant and equipment, net	66,853	70,369
Deposits and other assets	1,310	803
Total assets	$111,366	$88,853

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,808	$4,011
2020 Notes embedded derivative liability	691	5,224
Derivative warrant liability	81	1,951
Total current liabilities	5,580	11,186

2020 Notes, net	12,155	13,491
2022 Notes, net	-	515
Other long-term liabilities	407	130
Total liabilities	$18,142	$25,322

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common Stock, $0.01 par value per share; 250,000,000 authorized, 8,095,120 and 1,090,553 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	81	11
Additional paid-in capital	515,367	464,870
Accumulated deficit	(422,224)	(401,350)
Total stockholders' equity	93,224	63,531
Total liabilities and stockholders' equity	$111,366	$88,853

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue and cost of goods sold
Ethanol sales and related products, net	$8,071	$7,376	$25,102	$19,709
Hydrocarbon revenue	504	235	1,111	984
Grant and other revenue	-	88	25	163
Total revenues	8,575	7,699	26,238	20,856

Cost of goods sold	10,628	9,709	31,904	28,822

Gross loss	(2,053)	(2,010)	(5,666)	(7,966)

Operating expenses
Research and development expense	1,865	1,210	4,123	4,318
Selling, general and administrative expense	2,190	1,893	5,697	6,190
Total operating expenses	4,055	3,103	9,820	10,508

Loss from operations	(6,108)	(5,113)	(15,486)	(18,474)

Other (expense) income
Interest expense	(767)	(811)	(2,496)	(2,152)
(Loss) on exchange of debt	-	-	(2,202)	(4,933)
(Loss) from change in fair value of the 2017 Notes	-	-	-	(339)
Gain/(Loss) from change in fair value of derivative warrant liability	5	(413)	(3,035)	5,106
(Loss)/Gain from change in fair value of 2020 Notes embedded derivative	(7)	2,184	2,340	522
Other income	(3)	-	5	26
Total other expense, net	(772)	960	(5,388)	(1,770)

Net loss	$(6,880)	$(4,153)	$(20,874)	$(20,244)

Net loss per share - basic and diluted	$(0.85)	$(5.03)	$(5.75)	$(27.91)
Weighted-average number of common shares outstanding - basic and diluted	8,087,397	825,408	3,629,370	725,323

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net loss	$(20,874)	$(20,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(Gain) from change in fair value of derivative warrant liability	3,035	(5,105)
(Gain) from change in fair value of 2020 Notes embedded derivative	(2,340)	(522)
Loss from the change in fair value of the 2017 Notes	-	339
Loss on exchange of debt	2,202	4,933
Stock-based compensation	320	323
Depreciation and amortization	4,903	4,994
Non-cash interest expense	1,307	579
Other non-cash expense	6	-
Changes in operating assets and liabilities:
Accounts receivable	417	(121)
Inventories	1,061	(873)
Prepaid expenses and other current assets	(295)	22
Accounts payable, accrued expenses, and long-term liabilities	104	(766)
Net cash used in operating activities	(10,154)	(16,441)

Investing Activities
Acquisitions of property, plant and equipment	(933)	(1,682)
Net cash used in investing activities	(933)	(1,682)

Financing Activities
Payments on secured debt	-	(9,791)
Debt and equity offering costs	(365)	(1,071)
Proceeds from issuance of common stock, net of commissions	36,952	11,044
Proceeds from the exercise of common stock warrants	1,263	2,206
Net cash provided by financing activities	37,850	2,388

Net Increase / (decrease) in cash and cash equivalents	26,763	(15,735)

Cash, cash equivalents, and restricted cash
Beginning of period	11,553	30,499
End of period	$38,316	$14,764

See the accompanying notes to unaudited consolidated financial statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Nine Months Ended September,
	2018		2017
Cash paid for interest, net of interest capitalized		$1,261	$2,142
Non-cash purchase of property, plant and equipment		$440	$150
Exchange or conversion of convertible debt into common stock		$—	$8,653
Accrued debt and equity issuance costs		$—	$29
Discount due to exchange of 2017 Notes for 2020 Notes		$—	$3,009
Fair value of 2020 Notes embedded derivative upon exchange of 2017 Notes for 2022 Notes		$—	$6,975
Fair value of 2020 Notes embedded derivative liability upon conversion into common stock		$2,193	$—
Fair value of warrants at issuance and upon exercise, net	$,	4,905	$4,546

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

As of September 30, 2018, the Company continues to engage in research and development, business development, business and financial planning, optimizing operations for low-carbon ethanol, isobutanol, and related hydrocarbons production and raising capital to fund future expansion of its Luverne Facility. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing certain capital improvements at the Luverne Facility to produce low-carbon ethanol side-by-side with low-carbon isobutanol; (ii) completing the Company's development activities resulting in commercial production and sales of low-carbon ethanol, isobutanol, or isobutanol derived products and/or technology; (iii) obtaining adequate financing to complete the Company's development activities, including the build out of low-carbon ethanol capacity and further isobutanol and hydrocarbon capacity (iv) gaining market acceptance and demand for the Company's products and services; (v) attracting and retaining qualified personnel; and (vi) the achievement of a level of revenues adequate to support the Company's cost structure.

Financial Condition. For the three months ended September 30, 2018 and 2017, we incurred a consolidated net loss of $6.9 million and $4.2 million, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred a consolidated net loss of $20.9 million and $20.2 million, respectively, and had an accumulated deficit of $422.2 million at September 30, 2018. The Company’s cash and cash equivalents at September 30, 2018 totaled $38.3 million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service and repayment obligations.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The Company expects to incur future net losses as it continues to fund the development of its business. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development of its business and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations. Existing working capital was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date the Company’s audited 2017 year-end financial statements were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its outstanding senior secured convertible notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which initially allowed it to sell and issue up to $5.0 million of shares of the Company’s common stock. The at-the-market offering program was amended multiple times in June 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. As of September 30, 2018, the Company has remaining capacity to issue and sell up to approximately $52.0 million of additional shares of common stock under the at-the-market offering program.

During the nine months ended September 30, 2018, the Company issued 6,391,617 shares of common stock (after giving effect to the one-for-twenty reverse stock split effected on June 1, 2018) under the at-the-market offering program for gross proceeds of $37.8 million. The Company paid commissions to its sales agent of approximately $0.9 million and incurred other offering related expenses of $0.4 million during the nine months ended September 30, 2018.

During the three months ended September 30, 2018, the Company issued 105,000 shares of common stock under the at-the-market offering program for gross proceeds of $0.4 million. The Company paid commissions to its sales agent of approximately $10,000 and incurred other offering related expenses of approximately $66,000 during the three months ended September 30, 2018.

The Company issued 545,313 shares of common stock, for gross proceeds of $2.4 million after September 30, 2018. Net proceeds are intended to be used to fund working capital and for other general corporate purposes, which may include repayment of outstanding indebtedness.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development, LLC. ("Gevo Development") and Agri-Energy, LLC. ("Agri-Energy") have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2018 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”).

       Reverse Stock Split. On June 1, 2018, the Company effected a reverse stock split of the outstanding shares of its common stock by a ratio of one-for-twenty, and our common stock began trading on the Nasdaq Capital Market on a reverse stock split-basis on June 4, 2018. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Recent Accounting Pronouncements

   Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Topic 842 Leases. ASU-2016-02 requires leases to be reported on the financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Future minimum lease obligations for leases accounted for as operating leases at September 30, 2018 totaled $2.0 million. The Company has conducted an initial evaluation regarding the impact of ASU 2016-02 on the classification and accounting for its outstanding lease obligations. Based on the initial assessment, it has tentatively concluded that the majority of its outstanding lease obligations will require the Company to recognize them as capital leases for classification purposes, recognize the assets under lease in the Company's balance sheet, and a corresponding liability to reflect the obligation(s) to the lessor(s). Any conclusions reached are subject to change before final adoption, effective January 1, 2019 for the Company.

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

Adoption of New Accounting Pronouncements.

Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. On July 9, 2015, the FASB Board voted to delay the implementation of ASU 2014-09 by one year to December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which provides additional clarification regarding Identifying Performance Obligations and Licensing. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As a result of the Company’s conclusions below, there was no impact upon revenue recognition, historical or otherwise, due to the adoption of ASU 2014-09 effective January 1, 2018, and accordingly, there is no requirement to select a transition method.

The Company’s current and historical revenues have consisted of the following: (a) ethanol sales and related products revenue, net; (b) hydrocarbon revenue; and (c) grant and other revenue, which has primarily consisted of revenues from governmental and cooperative research grants. The following provides the Company’s assessment on how this standard impacted the Company upon its adoption effective January 1, 2018.

Ethanol sales and related products revenues, net. Ethanol sales and related products revenues, net are sold to customers on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. The Company has sold and continues to sell close to 100% of its ethanol production to a single customer, representing 72% and 77% of total revenues for the three months ended September 30, 2018 and 2017, respectively, and 72% and 77% of total revenues for the nine months ended September 30, 2018 and 2017, respectively.  Upon completion of the Company's review of this customer and, consistent with prior assessments, the Company determined that there is no impact on how it accounts for sales of ethanol to this customer. The Company further evaluated related products, including distiller’s grains, corn oil and isobutanol, and after its review, there is no material impact, either historically or prospectively, as to how the Company recognizes or will recognize these revenues upon the Company’s adoption of this standard in the 2019 fiscal year.

Hydrocarbon revenue. Hydrocarbon revenues include sales of ATJ, isooctene and isooctane and are sold both on a “free-on-board, shipping point” or "free-on-board, destination" basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. The Company has determined that there is no material impact as to how the Company has historically recognized or will recognize revenues upon adopting this standard on January 1, 2018.

Grant and other revenues. Grant and other revenues have historically consisted of primarily governmental and cooperative research grants, of which the Northwest Advanced Renewables Alliance (“NARA”) grant, funded by the United States Department of Agriculture (“USDA”), comprised the majority of these revenues since 2014. After reviewing this arrangement, the Company concluded that this grant consists of a non-reciprocal arrangement, and therefore, does not qualify as a contract pursuant to Topic 606 “Revenues from Contracts with Customers”, which was established with the issuance of ASU 2014-09. However, Topic 606 stipulates revenue recognition under these circumstances, and the Company determined that there is no change to revenue recognition upon adopting this standard on January 1, 2018.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Statement of Cash Flows – Restricted Cash (“ASU 2016-18”). In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash, which standardizes the classification and presentation of changes in restricted cash on the statement of cash flows. This amendment requires that that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This amendment was effective for public business entities for fiscal years beginning after December 15, 2017, but early adoption was permitted. This standard must be applied retrospectively for all periods presented. The Company’s adoption of this standard on January 1, 2018 materially impacted the presentation of the Company’s previously presented 2017 statements of cash flows for the three, six, nine and twelve months ended December 31, 2017, as the Company released approximately $2.6 million of restricted cash in April 2017. Prior to the adoption of this standard, the 2017 beginning of period cash and cash equivalents totaled $27.9 million. After adoption of this standard, the 2017 beginning period of cash, cash equivalents, and restricted cash balance totaled $30.5 million.

2. Earnings per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three and nine months ended September 30, 2018 and 2017 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	September 30,
	2018	2017
Warrants to purchase common stock - liability classified (see Note 7)	58,902	497,619
Warrant to purchase common stock - equity classified	6	70
2020 Notes	1,094,282	1,465,833
2022 Notes	–	16
Outstanding stock appreciation rights	132,559	–
Outstanding options to purchase common stock	813	3,846
Unvested restricted common stock	290,300	214
Total	1,576,862	1,967,598

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

Grant and other revenues. Grant and other revenues primarily have historically consisted of governmental and cooperative research grants, of which the NARA grant, funded by the USDA, comprised the majority of those revenues since 2014. After reviewing this arrangement, the Company has concluded that this grant consists of a non-reciprocal arrangement, and therefore, does not qualify as a contract pursuant to Topic 606 “Revenues from Contracts with Customers”. Other revenues also include occasional short-term (less than one-year) consulting services and until December of 2017, the lease of the Company’s corn storage bins at its Luverne, MN facility.

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended September 30, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$8,071	$-	$8,071
Hydrocarbon revenue	504	-	504
Grant and other revenue	-	-	-
	$8,575	$-	$8,575
Timing of Revenue Recognition
Goods transferred at a point in time	$8,575	$-	$8,575
Services transferred over time	-	-	-
	$8,575	$-	$8,575
Operating Segment
Gevo	$504	$-	$504
Gevo Development / Agri-Energy	8,071	-	8,071
	$8,575	$-	$8,575
Geographic Region
United States	$8,071	$-	$8,071
Other	504	-	504
	$8,575	$-	$8,575

	Three Months Ended September 30, 2017
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$7,376	$-	$7,376
Hydrocarbon revenue	235	-	235
Grant and other revenue	-	88	88
	$7,611	$88	$7,699
Timing of Revenue Recognition
Goods transferred at a point in time	$7,611	$-	$7,611
Services transferred over time	-	88	88
	$7,611	$88	$7,699
Operating Segment
Gevo	$235	$44	$279
Gevo Development / Agri-Energy	7,376	44	7,420
	$7,611	$88	$7,699
Geographic Region
United States	$7,376	$88	$7,464
Other	235	-	235
	$7,611	$88	$7,699

	Nine Months Ended September 30, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$25,102	$-	$25,102
Hydrocarbon revenue	1,111	-	1,111
Grant and other revenue	25	-	25
	$26,238	$-	$26,238
Timing of Revenue Recognition
Goods transferred at a point in time	$26,213	$-	$26,213
Services transferred over time	25	-	25
	$26,238	$-	$26,238
Operating Segment
Gevo	$1,136	$-	$1,136
Gevo Development / Agri-Energy	25,102	-	25,102
	$26,238	$-	$26,238
Geographic Region
United States	$25,127	$-	$25,127
Other	1,111	-	1,111
	$26,238	$-	$26,238

	Nine Months Ended September 30, 2017
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$19,709	$-	$19,709
Hydrocarbon revenue	984	-	984
Grant and other revenue	-	163	163
	$20,693	$163	$20,856
Timing of Revenue Recognition
Goods transferred at a point in time	$20,693	$-	$20,693
Services transferred over time	-	163	163
	$20,693	$163	$20,856
Operating Segment
Gevo	$984	$43	$1,027
Gevo Development / Agri-Energy	19,709	120	19,829
	$20,693	$163	$20,856
Geographic Region
United States	$19,709	$163	$19,872
Other	984	-	984
	$20,693	$163	$20,856

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three and nine months ended September 30, 2018 and 2017, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of September 30, 2018 and December 31, 2017, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point”. All material contracts have payment terms of between one to three months, and there are no return or refund rights.

Services transferred over time. For the three and nine months ended September 30, 2018 and 2017, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of September 30, 2018 and December 31, 2017, there were no material unfulfilled or partially fulfilled performance obligations.

For the three and nine months ended September 30, 2018 and 2017, revenues were recognized ratably over time, as the performance obligation was satisfied and benefit to the customer was transferred on a ratable basis over time.

Contract Assets and Trade Receivables. As of September 30, 2018 and December 31, 2017, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s consolidated balance sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of September 30, 2018 and December 31, 2017.

4. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	September 30,	December 31,
	2018	2017
Raw materials
Corn	$84	$189
Enzymes and other inputs	133	202
Nutrients	1	5
Finished goods
Ethanol	303	222
Isobutanol	643	1,122
Jet Fuels, Isooctane and Isooctene	367	524
Distiller's grains	67	59
Work in process - Agri-Energy	200	197
Work in process - Gevo	45	437
Spare parts	1,458	1,405
Total inventories	$3,301	$4,362

Work in process inventory includes unfinished jet fuel, isooctane, and isooctene inventory.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

5. Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company's prepaid expenses and other current assets in the consolidated balance sheets (in thousands).

	September 30, 2018	December 31, 2017
All other non-trade receivables	$67	$73
Prepaid assets	882	639
Total prepaid expenses and other current assets	$949	$712

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful Life	September 30,	December 31,
	(in years)	2018	2017
Construction in progress		$1,716	$479
Plant machinery and equipment	10	16,284	16,284
Site improvements	10	7,055	7,051
Luverne retrofit asset	20	70,842	70,842
Lab equipment, furniture and fixtures and vehicles	5	6,574	6,513
Demonstration plant	2	3,597	3,597
Buildings	10	2,543	2,543
Computer, office equipment and software	3	1,838	1,795
Leasehold improvements, pilot plant, land and support equipment	2-5	2,536	2,536
Total property, plant and equipment		112,985	111,640
Less accumulated depreciation and amortization		(46,132)	(41,271)
Property, plant and equipment, net		$66,853	$70,369

Included in cost of goods sold is depreciation of $1.6 million and $1.5 million during the three months ended September 30, 2018 and 2017, respectively, and $4.7 million and $4.6 million during the  nine months ended September 30, 2018 and 2017, respectively.

Included in operating expenses is depreciation of $0.1 million and $0.1 million for the three months ended September 30, 2018 and $0.2 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the estimated fair value of the embedded derivatives was $0.7 million. Any change in the estimated fair value of the embedded derivatives represents an unrealized gain or loss, which has been recorded as a $7 thousand loss and a $2.3 million gain from the change in fair value of embedded derivatives in the consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. The Company recorded the estimated fair value of the embedded derivative with the 2020 Notes, net in the consolidated balance sheets.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	September 30,	December 31,
	2018	2017
Stock price	$3.96	11.80
Conversion Rate per $1,000	67.9	1,358.90
Conversion Price	$14.72	$14.72
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	2.66%	1.89%
Estimated stock volatility	130%	75%
Estimated credit spread	27%	28%

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of September 30, 2018:

	Issuance Date	Expiration Date	Exercise Price as of September 30, 2018		Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of September 30, 2018	Shares Underlying Warrants Outstanding as of September 30, 2018 (4)
2013 Warrants	12/16/2013	12/16/2018	$85.05		3,551	762	2,789
2014 Warrants	08/05/2014	08/05/2019	$65.50		2,500	1,526	974
Series A Warrants	02/03/2015	02/03/2020	$3.80		5,542	5,222	320
Series B Warrants	02/03/2015	08/03/2015	-	(1)	5,542	5,542	-
Series C Warrants	05/19/2015	05/19/2020	$53.43		1,075	-	1,075
Series D Warrants	12/11/2015	12/11/2020	$40.00		25,125	25,078	47
Series E Warrants	12/11/2015	12/11/2020	-	(1)	20,000	20,000	-
Series F Warrants	04/01/2016	04/01/2021	$40.00		25,733	11,692	14,041
Series G Warrants	04/01/2016	04/01/2017	-	(1)	16,429	16,429	-
Series H Warrants	04/01/2016	10/01/2016	-	(1)	51,465	51,465	-
Series I Warrants	09/13/2016	09/13/2021	$220.00		35,650	-	35,650
Series J Warrants	09/13/2016	09/13/2017	-	(1)	9,250	9,250	-
Series K Warrants	02/17/2017	2/17/2022	$3.80		312,516	308,510	4,006
Series L Warrants	02/17/2017	02/17/2018	-	(1)	28,500	28,500	-
Series M-A Warrants	02/17/2017	11/17/2017	-	(1), (2)	115,250	74,250	-
Series M-B Warrants	02/17/2017	11/17/2017	-	(1), (3)	197,250	197,250	-
					855,378	755,476	58,902

(1)	Warrants have either been fully exercised and/or expired as of September 30, 2018.

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

During the three months ended September 30, 2018, no warrants were exercised.

As of September 30, 2018, all of the Series B, E, G, H, J, L and M Warrants for which the exercise price had been adjusted were fully exercised or expired.

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	September 30,	December 31,
	2018	2017
Accounts payable - trade	$1,806	$666
Accrued legal-related fees	93	274
Accrued employee compensation	1,173	700
Accrued interest	341	434
Accrued production fees	444	447
Accrued utilities and supplies payable	376	677
Accrued taxes payable	174	172
Customer deposit	-	436
Other accrued liabilities *	401	205
Total accounts payable and accrued liabilities	$4,808	$4,011

*	Other accrued liabilities consist of franchise taxes, audit fees, and a variety of other expenses, none of which individually represent greater than five percent of total current liabilities.

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

9. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2020 Notes	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative
Balance - December 31, 2017	$16,657	$(2,501)	$(665)	$13,491	$5,224	$18,715
Amortization of debt discount	-	831	-	831	-	831
Amortization of debt issue costs	-	-	242	242	-	242
Paid-in-kind interest	235	-	-	235	-	235
Change in fair value of 2020 Notes embedded derivative	-	-	-	-	(2,340)	(2,340)
Conversion of 2020 Notes into common stock	(3,186)	428	114	(2,644)	(2,193)	(4,837)
Balance - September 30, 2018	$13,706	$(1,242)	$(309)	$12,155	$691	$12,846

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD, the holder of the 2017 Notes (the “Holder”) and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). The 2020 Notes were issued under that certain Indenture dated as of June 6, 2014, by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee (as supplemented, the “2017 Notes Indenture”), and Whitebox. Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by the Company’s stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). Pursuant to the Purchase Agreement, the Company also granted the Holder an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the Exchange. The right to purchase Option Notes expired in the third quarter of 2017. On June 20, 2017, the Company completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes. The Company recognized an $3.9 million loss which has been recorded as loss on exchange or conversion of debt within the consolidated statements of operations.

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

During the nine months ended September 30, 2018, an aggregate of 260,793 shares of common stock were issued to the holder of the 2020 Notes upon the conversion of an aggregate of approximately $3.2 million in outstanding principal and $0.7 million in "make-whole" interest.

 2022 Notes

The following table sets forth information pertaining to the 2022 Notes which is included in the Company’s consolidated balance sheets (in thousands).

Principal Amount of 2022 Notes
Balance - December 31, 2017	$515
Exchange of 2022 Notes	(515)
Balance – September 30, 2018	$—

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% per annum, which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes were to mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the nine months ended September 30, 2018 and 2017, the Company recorded:

●	$0.0 million and $0.08 million, respectively, of expense related to the amortization of debt discounts and issue costs,
●	$0.02 million and $1.2 million, respectively, of expense related to the exchange of debt,
●	$0.0 million and $0.02 million, respectively, of interest expense related to the 2022 Notes.

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

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and employee stock purchase plan awards
Research and development	$3	$9	$21	$28
Selling, general and administrative	7	30	48	91

Restricted stock awards
Research and development	-	-	-	12
Selling, general and administrative	-	-	-	17

Restricted stock units
Research and development	23	18	57	53
Selling, general and administrative	136	41	194	122

Stock appreciation rights
Research and development	-	-	-	-
Selling, general and administrative	112	-	198	-
Total stock-based compensation	$281	$98	$518	$323

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

Leases. During the year ended December 31, 2012, the Company entered into a six-year software license agreement. The Company concluded that the software license agreement qualified as a capital lease. The last payment obligation was satisfied May 2017. Accordingly, at September 30, 2018 and December 31, 2017, there were no capital lease obligations outstanding.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado with a term expiring in July 2021. The Company also maintains a corporate apartment in Colorado, which has a lease term expiring during the next 12 months. The Company has an operating lease for the rail cars used by Agri-Energy in Luverne, Minnesota.

Rent expense was $0.4 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively

The table below shows the future minimum payments under non-cancelable operating leases and at September 30, 2018 (in thousands):

Operating Leases
2018 (remaining)	$400
2019	969
2020	430
2021	218
2022 and thereafter	-
Total	$2,017

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

On July 27, 2018, the Company entered into an Equipment Operating Lease and Services Agreement with Shockwave, LLC ("Shockwave") for one DGS Drying Machine (the "Dryer Agreement"). Pursuant to the terms of the Dryer Agreement, the Company is obligated to pay Shockwave $1.0 million in forty-eight equal monthly payments following the installation of the DGS Drying Machine. Also on July 27, 2018, the Company entered into an Equipment Operating Lease and Services Agreement with Shockwave for one Corn Fractionation Machine ("the Corn Fractionation Agreement"). Pursuant to the terms of the Corn Fractionation Agreement, the Company is obligated to pay Shockwave $2.5 million in forty-eight equal monthly payments following the date the Corn Fractionation Machine is put into operation. The equipment is not yet operational as of September 30,2018.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2018 and December 31, 2017, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2018 or December 31, 2017.

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

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

 These tables present the carrying value and fair value, by fair value hierarchy, of the Company's financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at September 30, 2018 and December 31, 2017, respectively (in thousands).

		Fair Value Measurements at September 30, 2018 (in thousands)
	Fair Value at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$81	$-	$-	$81
2020 Embedded Derivative Liability	691	-	-	691
Total Recurring Fair Value Measurements	$772	$-	$-	$772

Nonrecurring
Corn and finished goods inventory	$1,481	$84	$1,397	$-
Total Non-Recurring Fair Value Measurements	$1,481	$84	$1,397	$-

		Fair Value Measurements at December 31, 2017 (in thousands)
	Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$1,951	$–	$–	$1,951
2020 Notes Embedded Derivative Liability	5,224	–	–	5,224
Total Recurring Fair Value Measurements	$7,175	$–	$–	$7,175

Nonrecurring
Corn and finished goods inventory	$1,916	$189	$1,727	$–
Total Non-Recurring Fair Value Measurements	$1,916	$189	$1,727	$–

GEVO, INC.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the nine months ended September 30, 2018.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)

	Derivative Warrant Liability	2020 Notes Embedded Derivative
Opening Balance	$1,951	$5,224
Transfers into Level 3	–	–
Transfers out of Level 3	–	–
Total (gains) or losses for the period
Included in earnings	3,035	(2,340)
Included in other comprehensive income	–	–
Purchases, issues, sales and settlements
Purchases	–	–
Issues	–	–
Sales	–	–
Settlements	(4,905)	(2,193)
Closing balance	$81	$691

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0.7 million at September 30, 2018 and $5.2 million at December 31, 2017 based upon Level 3 inputs. Changes in the fair value of the embedded derivative is recognized each reporting period as a “Change in fair value of 2020 Notes embedded derivative” in the consolidated Statements of Operations and Statements of Cash Flows. See Note 6, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the embedded derivative.

Derivative Warrant Liability. The Company values the Series K Warrants using a Monte-Carlo model (Level III), and all others using a Black-Scholes model, which have historically included additional inputs (Level III). The Company has estimated the fair value of the derivative warrant liability to be $0.1 million as of September 30, 2018. Changes in the fair value of the derivative warrant liability is recognized each reporting period as a “Change in fair value of derivative warrant liability” in the consolidated Statements of Operations and Statements of Cash Flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Gevo	$504	$279	$1,136	$1,028
Gevo Development / Agri-Energy	8,071	7,420	25,102	19,828
Consolidated	$8,575	$7,699	$26,238	$20,856

Loss from operations:
Gevo	$(3,375)	$(2,561)	$(8,166)	$(8,718)
Gevo Development / Agri-Energy	(2,733)	(2,552)	(7,320)	(9,756)
Consolidated	$(6,108)	$(5,113)	$(15,486)	$(18,474)

Interest expense:
Gevo	$767	$811	$2,496	$2,152
Gevo Development / Agri-Energy	-	-	-	-
Consolidated	$767	$811	$2,496	$2,152

Depreciation expense:
Gevo	$54	$111	$214	$375
Gevo Development / Agri-Energy	1,564	1,542	4,689	4,619
Consolidated	$1,618	$1,653	$4,903	$4,994

Acquisitions of plant, property and equipment:
Gevo	$14	$2	$16	$111
Gevo Development / Agri-Energy	1,207	324	1,328	1,206
Consolidated	$1,221	$326	$1,344	$1,317

	September 30,	December 31,
	2018	2017
Total assets (in thousands):
Gevo	$109,811	$87,507
Gevo Development / Agri-Energy	141,421	149,758
Intercompany eliminations	(139,866)	(148,412)
Consolidated	$111,366	$88,853

  14. Subsequent Events

None noted except for those events described in Note 1 to the unaudited consolidated financial statements for the three and nine months ended September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, risks and uncertainties related to our ability to successfully implement our "low-carbon" fuel strategy, our ability to sell our products, our ability to expand or continue production of ethanol and isobutanol at our Luverne Facility (as defined below), our ability to meet our production, financial and operational guidance, our ability and plans to construct a large-scale commercial hydrocarbon facility to produce renewable alcohol-to-jet fuel (“ATJ”) and isooctane, our ability to raise additional funds to continue operations and/or expand the Luverne Facility, our ability to produce ethanol and isobutanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our retrofit production model, commodity prices, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our ethanol and isobutanol and the products derived from ethanol and isobutanol, additional competition and changes in economic conditions, the future price and volatility of petroleum and products derived from petroleum, and those risks described in documents we have filed with the U.S. Securities Exchange Commission (the “SEC”), including this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Annual Report”), and other reports that we have filed with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Reverse Stock Split

On June 1, 2018, we effected a reverse stock split of the outstanding shares of our common stock by a ratio of one-for-twenty (the “Reverse Stock Split”) and our common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-basis on June 4, 2018.  Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth herein have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

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

Decarbonization

We believe that we have the technology and production platform to produce renewable fuels that reduce the emission of additional greenhouse gases into the atmosphere as compared to the burning of fossil-based carbon fuels, and to do so profitably. Low-carbon fuels can best be produced by (i) replacing fossil-based carbon with renewable carbon, and (ii) replacing some or most of the fossil-based energy sources needed for heat and electricity during the fuel production process. Renewable carbon comes from growing plants and crops. Growing plants efficiently provides the opportunity to capture carbon in the soil and generate protein, further lowering the carbon intensity of fuels produced from these renewable feedstocks. Eliminating or reducing fossil-based carbon is referred to as “decarbonization,” and the products resulting from such a decarbonization process are rewarded with a lower carbon intensity (“C.I.”) score, which increases the market value of certain products. In addition to the U.S. Renewable Fuel Standard policy (RFS) that rewards low-carbon fuels, certain markets in North America such as California, Oregon, Washington and Canada and countries such as Japan, China, India, and other Asian countries are ascribing extra economic value on decarbonization. In Europe, the European Parliament has adopted the Renewable Energy Directive to promote the use of energy from renewable sources.  An amendment to the Renewable Energy Directive (REDII) covering the period 2020-2030 is expected to be approved by the European Parliament in 2018. We believe that decarbonization is an emerging market opportunity, and that we have the technologies, products and a base production facility to take advantage of this opportunity.

The State of California is a leader in the push for decarbonization with its Low Carbon Fuel Standard (LCFS), which is a market-based cap and trade approach to lowering the greenhouse gas emissions from petroleum-based transportation fuels. We believe that the LCFS approach to reducing greenhouse gases will be implemented by Canada and other states in the United States (Oregon and Washington, as examples) and eventually could be implemented at the Federal level, which should create more demand for low-carbon fuel products. The demand and value for low-carbon fuel products in California has sharpened our focus on low C.I. ethanol. Our current production plant is small enough and specialized enough so that, with certain process optimizations, we could reduce our demand for fossil-based energy required in the production process. By doing this, we would increase the value of our ethanol because it would carry a lower C.I. score, which should translate into increased revenues for us as a result of the credits associated with our renewable fuels under LCFS and/or RFS. . Certain improvements we make to produce low-carbon ethanol, are also expected to benefit any other low-carbon products we produce, such as our renewable isobutanol, jet fuel and isooctane (gasoline).

Low-Carbon Ethanol Opportunity

Our specialty production facility in Luverne, Minnesota (the “Luverne Facility”) has an annual production capacity of approximately 20 million gallons per year ("MGPY") of ethanol, 45-50 kilotons of animal feed, and 3 million pounds of corn oil.

The Luverne Facility has the capability, with certain capital improvements, to produce low-carbon ethanol side-by-side with low-carbon isobutanol, in addition to renewable jet fuel and isooctane and other related products that can be made from isobutanol. By focusing on low-carbon ethanol in the near term, debottlenecking production, while adapting and optimizing the Luverne Facility’s energy and equipment infrastructure to reduce the reliance on fossil-based energy sources, we believe that by approximately the end of 2021 we can increase revenues to make the Luverne Facility profitable on a non-GAAP Cash EBITDA basis. Non-GAAP Cash EBITDA is a non-GAAP financial measure and is calculated by adding depreciation and non-cash stock compensation to GAAP loss/income from operations. See "Non-GAAP Financial Information" below for additional information regarding non-GAAP Cash EBITDA.

In addition, by undertaking further capital investments to improve our Luverne Facility, we believe we may be able to generate sufficient profits at the Luverne Facility to make the Company profitable on a consolidated non-GAAP Cash EBITDA basis, independent from the production and sales of isobutanol, jet fuel, isooctane and related technologies. Such capital investments could include: (i) improvements at the Luverne Facility to further lower the C.I. score of our fuel products; and (ii) installing fractionation technologies at the Luverne Facility to produce value added protein feed products, food grade corn oil, as well products using the fiber fraction of corn. Concurrently, while focusing on low-carbon ethanol, we plan on expanding hydrocarbon production either at our hydrocarbons demonstration plant located at South Hampton Resources located in Silsbee, Texas (the “Silsbee Facility”) or, subject to securing adequate financing, by constructing a new larger production facility at the Luverne Facility for specialty hydrocarbon fuels, which may add additional positive cash flow on a non-GAAP Cash EBITDA basis.

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

Low-Carbon Renewable Isobutanol, Jet Fuel, Gasoline and Related Products

We believe that renewable isobutanol is a potentially valuable commercial product because of its versatility to address large markets either as a product directly or as a key intermediate for producing renewable carbon alternatives to mainstream fuels such as jet fuel, gasoline, plastics such as polyethylene terephthalate (“PET”), and various other chemical products and materials. Isobutanol is a four-carbon alcohol that can be sold directly for use as a specialty chemical in the production of solvents, paints and coatings, or more importantly from a market size and performance value-added point of view, as a gasoline blendstock. Because isobutanol can be readily converted to hydrocarbon products such hydrocarbon fuels, including isooctane, isooctene and ATJ, lubricants, polyester, rubber, plastics, fibers and other polymers, we believe that the addressable markets are large, potentially being able to reach 40% of the global petrochemicals markets depending on the price of oil and the market value of renewable carbon.

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

Our Strategy

Our strategy to grow our business is to become profitable by investing capital to upgrade the Luverne Facility to primarily produce low-carbon ethanol for the California market. We plan to use low-carbon ethanol to achieve positive cash flows, which should provide us the time to execute on our ultimate business goal of producing and selling into the isobutanol and its derivative hydrocarbon product markets such as ATJ and isooctane. Key elements of our strategy include:

●	Undertake process improvements to lower energy consumption and implement lower-carbon process energy options at the Luverne Facility. By investing additional capital at the Luverne Facility, we believe that we can lower the carbon intensity (i.e. lower the carbon dioxide emissions from the plant) creating additional profit margin opportunities in low-carbon markets such as California under LCFS and in Europe under RED for our ethanol, as well as for our isobutanol and derivative hydrocarbon products produced from isobutanol.

●	Implement fractionation technology at the Luverne Facility. We have chosen an innovative corn fractionation technology to deploy at the Luverne Facility in order to generate additional revenue from incremental volumes of alcohol, distiller grains and corn oil, as well as generate new revenue opportunities from the production and sale of corn fiber-based feed products.

●	Expand hydrocarbon production at the Silsbee Facility. Along with our production partner, South Hampton Resources, we plan to expand and reconfigure the Silsbee Facility in order to generate greater revenues and better profit margins, while enabling customers to further develop markets for ATJ and isooctane which will help us transition these customers to long-term off-take agreements for greater volumes of products.

●	Enter into supply agreements for isobutanol and its derivative hydrocarbon products with customers to support capacity growth using project financing or other less expensive and less dilutive forms of capital. We intend to build on our existing customer contracts, such as our isooctane supply agreements with HCS Holding GmbH, to obtain additional binding off-take agreements that would economically support converting the Luverne Facility primarily to the production of isobutanol and its derivative hydrocarbon products. If we are able to obtain sufficient new supply agreements, we expect to be able to raise capital to fund such conversion of the Luverne Facility using project financing or other less expensive and less dilutive forms of capital as compared to the equity offerings that we are conducting hereby and have used in the past.

●	Subject to receipt of financing, we plan to scale up the Luverne Facility for the production of isobutanol and its derivative products. Upon, and subject to, securing adequate financing, we plan to build out the Luverne Facility to enable the production of isobutanol and its derivative products at levels sufficient to supply our initial larger scale off-take agreements with our customers.

●	Expand the global production capacity of isobutanol and its derivative hydrocarbon products via licensing. We have proven that the isobutanol production process works in full scale fermenter systems at the Luverne Facility, and we have also proven that our renewable isobutanol can be readily converted to hydrocarbon products at the Silsbee Facility. We intend to expand the global production of isobutanol and its derivative hydrocarbon products beyond the Luverne Facility through a low-cost, high-margin licensing model, in collaboration with partners such as Praj Industries, with whom we have previously announced a joint development agreement.

Latest Highlights and Developments

●	On October 3, 2018, we announced that Professor Frances Arnold of the California Institute of Technology has been awarded the 2018 Nobel Prize for Chemistry for her work on “the directed evolution of enzymes. As a co-founder of Gevo, Professor Arnold with her research group, developed some of the critical enzymes needed for Gevo’s biological pathway to produce renewable resource-based isobutanol. Professor Arnold’s work helped to establish Gevo as a leader in renewable resource based chemicals and fuels.

●	On September 12, 2018, we announced that Gevo and Virgin Australia Airlines, with the support of the Queensland Government, have accomplished another industry first by being the first to supply renewable jet fuel into a commercial airport infrastructure in Australia. Like the Fly Green Day at Chicago O’Hare International Airport in 2017, Gevo’s renewable jet fuel was supplied using the general fuel system at Brisbane Airport. Gevo’s renewable jet was used to fuel approximately 195 domestic and international flights departing from the Brisbane Airport since delivery.

●	On August 14, 2018, we announced that we entered into two separate operating leases and service agreements with Shockwave LLC to install Shockwave’s Thermodynamic Corn Fractionation Process as well as related technology and equipment (collectively the “Shockwave Process”) at the Luverne Facility. The Shockwave Process is expected to improve profitability of the Luverne Facility by lowering the cost of ethanol and isobutanol production, increasing the number and value of feed and protein products, producing corn oil for food use, and helping to lower the overall carbon footprint for the facility. The Shockwave Process is expected to be operational during the first half of 2019. The deployment of the Shockwave Process is an important step of our previously announced strategy to deploy capital at the Luverne Facility, and to use lower amounts of fossil-based energy sources to improve the C.I. score of our products.

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

●

We plan to sell ATJ for market development purposes and demonstrations. In certain niche markets, we have begun commercial sales that can be supported from the hydrocarbon demonstration plant at South Hampton Resources in Silsbee, Texas. We expect to continue to work on securing additional offtake contracts that would support the Luverne Facility Expansion.

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

We expect to use our inventory of isobutanol to meet our market development needs in 2018. In 2017, we increased our on-hand inventory of isobutanol. During the production runs at the Luverne Facility in 2017, we also met our variable cost production targets for isobutanol. As previously disclosed, running isobutanol at a scale of 1.5 MGPY, the current capacity of the Luverne Facility, increases cash burn because not all of the fixed costs are covered given the low run rate relative to the design of certain isobutanol unit operations. We are prepared to ramp-up isobutanol production in response to positive demand and price appreciation. We continue to be focused on developing markets and generating cash using the current inventory. We expect to sell isobutanol into the gasoline blendstock market, as well as selling isooctane, jet fuel and other products made from inventoried isobutanol.

Luverne Facility Update

As previously announced, we are undertaking several initiatives to improve the profitability of the Luverne Facility. Specifically, we are adapting and optimizing the Luverne Facility’s energy and equipment infrastructure to use lower amounts of lower fossil-based energy sources to lower the C.I. score of our products. Currently, we are in the process of installing the Shockwave Process. The Shockwave Process is expected to be operational during the first half of 2019. In addition, we are currently evaluating the implementation of one or more of the following systems or technologies to further lower our use of fossil-based energy sources at the Luverne Facility: combined heat and power systems; manure biogas, wind power and certain expansion and energy reduction technologies. We expect that by approximately the end of 2020 we will have completed certain projects at our Luverne Facility to improve the C.I.  score of our products that will increase the value of our ethanol and related products and that should translate into increased revenues for us as a result of the credits associated with our renewable fuels under LCFS and/or RFS.

As previously disclosed, during 2017, we hired a third-party engineering firm to test the structural integrity of two carbon steel fermentation vessels. The results of the testing indicate that one of these fermentation vessels had at least one more year of life before needing repair, and the other one had approximately two months of life remaining.

Recently, we decided to repair the two carbon steel fermentation vessels. Repairs are expected to be completed by the first quarter of 2019 at the latest, at an estimated cost of approximately $0.6 million. After the repairs, the estimated useful life of the vessels is expected to be twenty-years.

Path to Profitability

We believe that there are two paths by which we can become profitable. First, as described above, we believe that by optimizing the Luverne Facility's ethanol production processes to produce low-carbon ethanol, developing value-added products including higher value-add animal feed, and further reducing the cost of the Luverne Facility's carbohydrate feedstock, the Luverne Facility could become profitable (on a non-GAAP Cash EBITDA basis as described above) by approximately the end of 2021.  Any profit generated would offset amounts required to develop our isobutanol and related hydrocarbon products business.  Achievement of this goal is dependent on a number of factors and assumptions, including the timing of the completion of the decarbonization projects necessary to lower our CI score and the value of credits under LCFS in the future.

Secondly, we believe that the Company could become profitable if we are able to obtain binding off-take agreements for our isobutanol and related hydrocarbon products that justify the Luverne Facility Expansion.  We believe that there is the potential to build a very large business around our isobutanol and related hydrocarbon products.  We expect that the Luverne Facility Expansion would be the first step that could lead to multiple production facilities around the world producing our isobutanol and related hydrocarbon products.  Achievement of this goal is dependent on a number of factors and assumptions, including obtaining offtake agreements and adequate financing for such expansion of our business.

Financial Condition

For the three months ended September 30, 2018 and 2017, we incurred a consolidated net loss of $6.9 million and $4.2 million, respectively, and for the nine months ended September 30, 2018 and 2017, we incurred a consolidated net loss of $20.9 million and $20.2 million, respectively, and we had an accumulated deficit of $422.2 million at September 30, 2018. Our cash and cash equivalents at September 30, 2018 totaled $38.3 million which is primarily being used for the following: (i) operating activities of our Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service  and repayment obligations.

We expect to incur future net losses as we continue to fund the development of our business. We have primarily relied on raising capital to fund our operations and debt service obligations by issuing common stock and warrants in underwritten public offerings. Those issuances have caused significant dilution to our existing stockholders. While we have sought, and will continue to seek, other, less dilutive forms of financing to fund our operations and debt service obligations, there is no assurance that we will be successful in doing so.

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

The continued operation of our business is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, the attainment of profitable operations are dependent upon future events, including (i) completing certain capital improvements at the Luverne Facility to produce low-carbon ethanol side-by-side with low-carbon isobutanol; (ii) completing our development activities resulting in commercial production and sales of low-carbon ethanol, isobutanol or isobutanol-derived products and/or technology, (iii) obtaining adequate financing to complete our development activities, including the build out of low-carbon ethanol capacity and further isobutanol and hydrocarbon production capacity, (iv) gaining market acceptance and demand for its products and services, (v) attracting and retaining qualified personnel; and (vi) the achievement of a level of revenues adequate to support our cost structure.

We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debts and we will continue to address our cost structure. Such additional capital may not be available to us on acceptable terms or at all. Such additional capital may not be available to us on acceptable terms or at all. Notwithstanding, there can be no assurance that we will raise additional funds, or achieve or sustain profitability or positive flows from operations.

Non-GAAP Financial Information

Non-GAAP Cash EBITDA is a non-GAAP measure and is calculated by adding depreciation and non-cash stock compensation to GAAP loss/income from operations. Management believes that non-GAAP Cash EBITDA is useful to supplement to the Company’s GAAP financial statements because management uses such information internally for its operating, budgeting and financial planning purposes. This non-GAAP financial measure also facilitates management's internal comparisons to Gevo’s historical performance as well as comparisons to the operating results of other companies. In addition, Gevo believes this non-GAAP financial measure is useful to investors because it allows for greater transparency into the indicators used by management as a basis for its financial and operational decision making. Our measure of non-GAAP Cash EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. Non-GAAP information is not prepared under a comprehensive set of accounting rules and therefore, should only be read in conjunction with financial information reported under U.S. GAAP when understanding Gevo’s operating performance.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
(in thousands)	2018	2017	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$8,071	$7,376	$695
Hydrocarbon revenue	504	235	269
Grant and other revenue	-	88	(88)
Total revenues	8,575	7,699	876

Cost of goods sold	10,628	9,709	919

Gross loss	(2,053)	(2,010)	(43)

Operating expenses
Research and development expense	1,865	1,210	655
Selling, general and administrative expense	2,190	1,893	297
Total operating expenses	4,055	3,103	952

Loss from operations	(6,108)	(5,113)	(995)

Other (expense) income
Interest expense	(767)	(811)	44
Gain/(Loss) from change in fair value of derivative warrant liability	5	(413)	418
(Loss)/Gain from change in fair value of 2020 Notes embedded derivative	(7)	2,184	(2,191)
Other expense	(3)	-	(3)
Total other expense, net	(772)	960	(1,732)

Net loss	$(6,880)	$(4,153)	$(2,727)

Revenues. Ethanol sales and related products, net for the three months ended September 30, 2018 was $8.1 million, an increase of $0.7 million compared to the three months ended September 30, 2017. This increase was primarily a result of increased ethanol and distiller grain sales. During the three months ended September 30, 2018, we sold 5.1 million gallons of ethanol compared to 4.2 million gallons of ethanol sold during the three months ended September 30, 2017. Hydrocarbon revenue, comprised of ATJ, isooctane and isooctene sales, increased by $0.3 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, as a result of an increase in shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility in Silsbee, Texas (the “South Hampton Facility”).

Cost of goods sold. Cost of goods sold was $10.6 million during the three months ended September 30, 2018, compared to $9.7 million during the three months ended September 30, 2017, an increase of $0.9 million. Cost of goods sold included approximately $9.0 million associated with the production of ethanol and related products and approximately $1.6 million in depreciation expense.

Research and development expense. Research and development expense increased by approximately $0.7 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due primarily to the ongoing expansion of the South Hampton Facility.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $0.3 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017 due primarily to an increase in employee related expenses.

Interest expense. Interest expense for the three months ended September 30, 2018 was $0.8 million, a decrease of less than $0.1 million compared to the three months ended September 30, 2017, due to an decrease in the outstanding principal of the 2020 Notes.

(Loss)/Gain from change in fair value of derivative warrant liability. During the three months ended September 30, 2018 we incurred a $5,000 non-cash gain on changes in the fair value of the derivative warrant liability, due to a decrease in the price of our common stock combined with a decline in the remaining term of the agreements.

(Loss)/Gain from change in fair value of the 2020 Notes embedded derivative. During the three months ended September 30, 2018, the estimated fair value of the 2020 Notes embedded derivative liability decreased, resulting in a non-cash loss of $7,000 primarily due to the increase of the principal balance of the 2020 Notes as a result of the increased principal balance due to our decision to pay a portion of the interest due at September 30, 2018 in the form of paid-in-kind interest.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$25,102	$19,709	$5,393
Hydrocarbon revenue	1,111	984	127
Grant and other revenue	25	163	(138)
Total revenues	26,238	20,856	5,382

Cost of goods sold	31,904	28.822	3,082

Gross loss	(5,666)	(7,966)	2,300

Operating expenses
Research and development expense	4,123	4,318	(195)
Selling, general and administrative expense	5,697	6,190	(493)
Total operating expenses	9,820	10,508	(688)

Loss from operations	(15,486)	(18,474)	2,988

Other (expense) income
Interest expense	(2,496)	(2,152)	(344)
(Loss) on exchange or conversion of debt	(2,202)	(4,933)	2,731
(Loss) from change in fair value of the 2017 Notes	-	(339)	339
(Loss)/Gain from change in fair value of derivative warrant liability	(3,035)	5,106	(8,141)
Gain from change in fair value of 2020 Notes embedded derivative	2,340	522	1,818
Other income	5	26	(21)
Total other expense, net	(5,388)	(1,770)	(3,618)

Net loss	$(20,874)	$(20,244)	$630

Revenues.  Ethanol sales and related products, net for the nine months ended September 30, 2018 was $25.1 million, an increase of $5.4 million from the nine months ended September 30, 2017.  This increase was primarily a result of greater ethanol and distiller grain sales. During the nine months ended September 30, 2018, we sold 14.9 million gallons of ethanol compared to 11.5 million gallons of ethanol sold during the nine months ended September 30, 2017. Hydrocarbon revenue, comprised of ATJ, isooctane, and isooctene sales, increased during the nine months ended September 30, 2018 primarily as a result of an increase in shipments of finished products from our South Hampton Facility.  Grant and other revenue was $25,000 during the nine months ended September 30, 2018, a decrease of $0.1 million as compared to the nine months ended September 30, 2017, primarily as a result of the Company’s activities from the Northwest Advanced Renewables Alliances ending in the third quarter of 2017.

Cost of goods sold. Cost of goods sold was $31.9 million during the nine months ended September 30, 2018, compared with $28.8 during the nine months ended June 30, 2017. Cost of goods sold in the 2018 period included approximately $27.2 million associated with the production of ethanol, isobutanol and related products and approximately $4.7 million in depreciation expense.

Research and development expense. Research and development expense decreased by approximately $0.2 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due primarily to a decrease in employee related expenses, offset by expenses related to the current expansion of the South Hampton Facility.

Selling, general and administrative expense. Selling, general and administrative expense decreased by approximately $0.5 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due primarily to an decrease in employee related expenses.

Interest expense.  Interest expense for the nine months ended September 30, 2018 was $2.5 million, which was an increase of $0.3 million compared to the nine months ended September 30, 2017, due to an increase in the interest rate on our outstanding debt obligations as a result of the September 20, 2017 exchange of the 2020 Notes.

(Loss) on exchange or conversion of debt. During the nine months ended September 30, 2018, we incurred a non-cash loss of $2.2 million due primarily to an increase in the price of our common stock at the time of the conversion.

(Loss)/Gain from change in fair value of derivative warrant liability.  During the nine months ended September 30, 2018, we incurred a non-cash loss of approximately $3.0 million, due primarily to the exercise of 251 Series A Warrants to purchase 251 shares of our common stock, and 300,510 Series K Warrants to purchase 300,510 shares of our common stock. The loss was the result of an increased price of our common stock at the time of exercise of the warrants.

Gain from change in fair value of the 2020 notes embedded derivative. During the nine months ended September 30, 2018, the estimated fair value of the 2020 Notes embedded derivative liability decreased,  resulting in a non-cash gain of $2.3 million primarily due to the increase in the price of our common stock.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During the nine months ended September 30, 2018 and 2017, we generated revenue from: (i) the sale of ethanol, isobutanol and related products, net; (ii) hydrocarbon sales consisting primarily of the sale of ATJ fuel, isooctane and isooctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the nine months ended September 30, 2018 and 2017 primarily includes costs directly associated with isobutanol production and ethanol production at the Luverne Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

Since our inception in 2005, we have devoted most of our cash resources to manufacturing, research and development, defense of intellectual property and selling, general and administrative activities related to the commercialization of isobutanol, as well as related products from renewable feedstocks. We have incurred losses since inception and expect to incur losses through at least the remainder of 2018 and likely beyond. To date, we have financed our operations primarily with proceeds from multiple issuances of equity and debt securities, borrowings under debt facilities and product sales.

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

As of September 30, 2018, we had an accumulated deficit of $422.2 million with cash and cash equivalents totaling $38.3 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(10,154)	$(16,441)
Net cash used in investing activities	$(933)	$(1,682)
Net cash provided by financing activities	$37,850	$2,388

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses, research and development-related expenses, which include costs incurred under development agreements; costs and expenses for the production of ethanol, isobutanol and related products; logistics costs; costs associated with further processing of isobutanol and costs associated with the operation of the South Hampton Facility and debt service payments.

During the nine months ended September 30, 2018, we used $10.2 million in cash from operating activities primarily resulting from a net loss of $20.9 million, a $1.3 million increase in working capital, and $9.4 million in non-cash operating activities.

Investing Activities

During the nine months ended September 30, 2018, we used $0.9 million in cash from investing activities primarily related to capital expenditures at our Luverne Facility.

Financing Activities

During the nine months ended September 30, 2018, we raised $37.9 million from our financing activities, primarily from the $37.8 million in gross proceeds from our at-the-market offering program, $1.3 million raised from the exercise of our Series A Warrant and Series K Warrants, offset by $0.9 million in commissions to our sales agent under the at-the-market offering program and $0.4 million in offering costs related to the at-the-market offering program

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which initially allowed us to sell and issue up to $5.0 million of shares of our common stock. The at-the-market offering program was amended multiple times in June 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million

During the nine months ended September 30, 2018, we issued 6,391,617 shares of common stock (after giving effect to the one-for-twenty reverse stock split effected on June 1, 2018) under the at-the-market offering program for gross proceeds of $37.8 million. We paid commissions to our sales agent of approximately $0.9 million and incurred other offering related expenses of $0.4 million during the nine months ended September 30, 2018.

During the three months ended September 30, 2018, we issued 105,000 shares of common stock under the at-the-market offering program for gross proceeds of $0.4 million. We paid commissions to our sales agent of approximately $10,000 and incurred other offering related expenses of approximately $66,000 during the three months ended September 30, 2018.

We sold an additional 545,313 shares of common stock, for gross proceeds of $2.4 million after September 30, 2018. As of September 30, 2018, the Company has remaining capacity to issue up to approximately $52.0 million of additional shares of common stock under the at-the-market offering program. Net proceeds are intended to be used to fund working capital and for other general corporate purposes, which may include repayment of outstanding indebtedness.

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

As noted above, in June 2018, the holders of our 2020 Notes converted an aggregate of $3.2 million of outstanding principal and $0.7 million in "make-whole" interest in exchange for an aggregate of 260,793 shares of our common stock. As of September 30, 2018, the outstanding principal on the 2020 Notes, including paid-in-kind interest, was $13.7 million.

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

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at September 30, 2018 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$-	$14,112	$-	$-	$14,112
Interest payments on debt (2)	1,381	646	-	-	2,027
Operating leases (3)	1,262	755	-	-	2,017
Insurance, maintenance and other	402	196	208	-	806
Total	$3,045	$15,709	$208	-	$18,962

(1)	Represents cash principal payments due to the holders of the 2020 Notes.

(2)	Represents interest payments due to the holders of the 2020 Notes.

(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars in Luverne, Minnesota for ethanol and isobutanol shipments.

The table above reflects only payment obligations that are fixed and determinable as of September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any material off-balance sheet arrangements, except for operating lease obligations disclosed in our commitment and contingencies table above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There was no material change in our market risk exposure during the three and nine months ended September 30, 2018. For a discussion of our market risk associated with commodity prices, equity prices and interest rates, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $20.9 million and $20.2 million during the nine months ended September 30, 2018 and 2017, respectively, and $24.6 million, $37.2 million, and $36.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $422.2 million and $401.4 million, respectively. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue primarily from the sale of ethanol, isobutanol and related products at the Luverne Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.

Additionally, we have generated limited revenue from the sale of products such as ATJ, isooctane and isooctene produced from isobutanol that has been used for demonstration commercial flights, jet engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military, as well as specialty gasoline applications such as racing fuel. We have also generated revenue through grants and cooperative agreements. If we are unable to obtain new grants, cooperative agreements or product supply contracts, our revenues could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.4	Common Stock Unit Warrant Agreement, dated December 16, 2013, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	December 16, 2013	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.5	Exchange and Purchase Agreement, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35037	April 20, 2017	4.1
4.6	Indenture, dated June 20, 2017, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.	8-K	001-35037	June 20, 2017	4.1
4.7	Registration Rights Agreement, dated June 20, 2017, by and among Gevo, Inc. and the investors named therein.	8-K	001-35037	June 20, 2017	4.2
4.8	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.9	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.10	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.11	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35037	December 15, 2015	4.1
4.12	Form of Amendment No. 1 to Series D Warrant	8-K	001-35037	June 13, 2016	4.1

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.13	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35037	April 5, 2016	4.1
4.14	Form of Series I Warrant to Purchase Common Stock	8-K	001-35037	September 15, 2016	4.1
4.15	Form of Series K Warrant to Purchase Common Stock	8-K	001-35037	February 22, 2017	4.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

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

Date: November 6, 2018