Form 10-K
period 2018-12-31
Gevo, Inc.
filed 2019-03-28
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________

Commission file number: 001-35073

Gevo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0747704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345 Inverness Drive South, Building C, Suite 310, Englewood, CO	80112
(Address of Principal Executive Offices)	(Zip Code)

(303) 858-8358

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $30.4 million as of June 29, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the Nasdaq Capital Market on June 29, 2018. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 11,658,387.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2019 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

GEVO, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Annual Report on Form 10-K (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: risks and uncertainties related to our ability to sell our products, our ability to expand or continue production of ethanol and isobutanol at our Luverne Facility (as defined below), our ability to meet our production, financial and operational guidance, our strategy to pursue low-carbon ethanol for sale into California, our ability to replace our fossil-based energy sources with renewable energy sources at the Luverne Facility, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet fuel (“ATJ”), our ability to raise additional funds to continue operations and/or expand the Luverne Facility, our ability to produce ethanol and isobutanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our retrofit production model, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our ethanol and isobutanol and the products derived from isobutanol, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A. “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Conventions that Apply to this Report

With respect to calculation of product market volumes:

•

product market volumes are provided solely to show the magnitude of the potential markets for isobutanol and the products derived from it and are not intended to be projections of our actual isobutanol production or sales;

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

•	for consistency in measurement, where necessary, we converted all market sizes into gallons.

Conversion into gallons for the fuels markets is based upon fuel densities identified by Air BP Ltd. and the American Petroleum Institute.

PART I

Item 1.	Business.

Company Overview

We are a next generation “low-carbon” fuel company focused on the development and commercialization of renewable alternatives to petroleum-based products. Low-carbon fuels reduce the carbon intensity, or the level of greenhouse gas (“GHG”) emissions, compared to standard fossil-based fuels across their lifecycle. The most common low-carbon fuels are renewable fuels. We are focused on the development and production of mainstream fuels like jet fuel and gasoline using renewable feedstocks that have the potential to lower greenhouse gas emissions at a meaningful scale and enhance agricultural production, including food and other related products. In addition to serving the low-carbon fuel markets, we can also serve markets for the production of chemical intermediate products for solvents, plastics, and building block chemicals using our technologies.

Our proven production technologies target what we believe to be large potential markets of renewable fuels and related chemicals that can compete directly against petrochemical products depending on the price of oil and the value of carbon intensity reductions. Renewable fuels are one of the few fuel products where the value for renewable carbon has already been established, particularly in the United States and the European Union. We believe that the demand for low-carbon fuels and renewable chemicals will continue to grow in the future.

Our renewable isobutanol production technology has been proven to work in a 1.5 million gallon per year (“MGPY”) capacity production line, (~265,000 gallon fermenter scale) at our production facility in Luverne, Minnesota (the "Luverne Facility"). We have concluded that the technology works as we expected at this scale. Our technology to convert our renewable isobutanol to ATJ, isooctane, isooctene, and para-xylene (building block for polyester) has been proven at our hydrocarbons demonstration plant located at a hydrocarbons production facility located in Silsbee, Texas (the "Silsbee facility"). We currently have the capacity to produce approximately 100,000 gallons per year of hydrocarbon products at that production facility.

In addition to our isobutanol production line, our Luverne Facility has production capacity of about 20 MGPY of ethanol, 45-50 kilotons of animal feed, and 3 million pounds of corn oil.

Our technology is designed to permit (i) the modification of an existing ethanol production facility whereby equipment is added to the facility and the existing fermenters are used to produce isobutanol rather than ethanol, or (ii) the modification of an existing ethanol facility to add fermenters and other equipment such that the facility is capable of producing both ethanol and isobutanol simultaneously "side-by-side" (collectively referred to as “Retrofit”).

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

Decarbonization

We believe that we have the technology and production platform to produce renewable fuels that reduce the emission of additional GHGs into the atmosphere as compared to the burning of fossil-based carbon fuels, and to do so profitably. Low-carbon fuels can best be produced by (i) replacing fossil-based carbon with renewable carbon, and (ii) replacing some or most of the fossil-based energy sources needed for heat and electricity during the fuel production process. Renewable carbon comes from growing plants and crops. Growing plants efficiently provides the opportunity to capture carbon in the soil and generate protein, further lowering the carbon intensity of fuels produced from these renewable feedstocks. Eliminating or reducing fossil-based carbon is referred to as “decarbonization,” and the products resulting from such a decarbonization process are rewarded with a lower carbon intensity score, which increases the market value of certain products. In addition to the U.S. Renewable Fuel Standard (“RFS”) policy that rewards low-carbon fuels, certain markets in North America such as California, Oregon, Washington and Canada and countries such as Japan, China, India, and other Asian countries either already have or are adopting statutes and regulations that ascribe economic value to decarbonization. In Europe, the European Parliament has adopted the Renewable Energy Directive to promote the use of energy from renewable sources. We believe that decarbonization is an emerging market opportunity, and that we have the technologies, products and a base production facility to take advantage of this opportunity.

The State of California is a leader in the push for decarbonization with its Low Carbon Fuel Standard (“LCFS”), which is a market-based cap and trade approach to lowering the GHG emissions from petroleum-based transportation fuels. We believe that the LCFS approach to reducing GHGs will be implemented by Canada and other states in the United States and eventually could be implemented at the Federal level, which should create more demand for low-carbon fuel products. The demand and value for low-carbon fuel products in California has sharpened our focus on low carbon intensity ethanol. Our current production facility is small enough and specialized enough so that, with certain process optimizations, we could reduce our demand for fossil-based energy required in the production process. By doing this, we would increase the value of our ethanol because it would carry a lower carbon intensity score, which should translate into increased revenues for us as a result of the credits associated with our renewable fuels under LCFS and/or RFS.  Certain improvements we make to produce low-carbon ethanol, are also expected to benefit any other low-carbon products we produce, such as our renewable isobutanol, jet fuel and isooctane (gasoline).

Low-Carbon Ethanol Opportunity

The Luverne Facility has the capability, with certain capital improvements, to produce low-carbon ethanol side-by-side with low-carbon isobutanol, in addition to renewable jet fuel and isooctane and other related products that can be made from isobutanol. By focusing on low-carbon ethanol in the near term, debottlenecking production, while adapting and optimizing the Luverne Facility’s energy and equipment infrastructure to reduce the reliance on fossil-based energy sources, we believe we can increase revenues. In order to accomplish this, we may undertake further capital investments to improve our Luverne Facility, including but not limited to: (i) improvements at the Luverne Facility to further lower the carbon intensity score of our fuel products; (ii) adding wind power to provide a portion of the electricity needed for biofuel production; (iii) adding renewable natural gas to provide a portion of the natural gas needed for biofuel production; and (iv) installing fractionation technologies at the Luverne Facility to produce value added protein feed products, food grade corn oil, as well as products using the fiber fraction of corn. Concurrently, while focusing on low-carbon ethanol, subject to securing adequate financing, we plan to expand our hydrocarbon production capabilities by constructing a new larger production facility at the Luverne Facility for specialty hydrocarbon fuels (ATJ and isooctane).

The future improvements that we are planning for the Luverne Facility will lower the carbon intensity of the Luverne Facility and should benefit both ethanol and isobutanol production. The smaller size of our Luverne Facility compared to other ethanol production facilities means that the Luverne Facility offers opportunities to lower carbon intensity that other larger scale plants might not possess. For example, we could install small cogeneration units or make certain changes to unit operations to improve water removal efficiency given the lower power demands for steam and electricity which would result in lower ongoing capital expenditures. We believe that smaller, specialized biofuel production facilities aimed at low-carbon specialty fuels, related specialty protein products, and food oils, will have an advantage over large scale ethanol plants that, out of necessity, have to focus on commodity products for industrial markets. In other words, as these low carbon intensity markets further develop, tracking carbon lifecycles will be important. Tracking carbon means knowing the supply of feedstock and how it is grown. We believe a smaller production facility like our Luverne Facility will be well positioned to source sustainably grown feedstocks.

Our Strategy

Our strategy to grow our business is to become profitable by investing capital to upgrade and “decarbonize” the Luverne Facility to primarily produce low-carbon ethanol for the California market. We plan to use low-carbon ethanol to achieve positive cash flows, which should provide us the time to execute on our ultimate business goal of producing and selling isobutanol and its derivative hydrocarbon products such as ATJ and isooctane. Key elements of our strategy include:

•	Undertake process improvements to lower energy consumption and implement lower-carbon process energy options at the Luverne Facility. By investing additional capital to “decarbonize” the Luverne Facility, we believe that we can lower the carbon intensity score (i.e. lower the carbon dioxide emissions from the plant) creating additional profit margin opportunities in low-carbon markets such as California under LCFS and in Europe under the Renewable Energy Directive for our ethanol, as well as for our isobutanol and derivative hydrocarbon products produced from isobutanol.

•	Implement fractionation technology at the Luverne Facility. We have chosen an innovative corn fractionation technology to deploy at the Luverne Facility in order to generate additional revenue from incremental volumes of alcohol, distiller grains and corn oil, as well as generate new revenue opportunities from the production and sale of corn fiber-based feed products.

•	Enter into supply agreements for isobutanol and its derivative hydrocarbon products with customers to support capacity growth using project financing or other less expensive and less dilutive forms of capital. We intend to build on our existing customer contracts, such as our isooctane supply agreements with HCS Group GmbH ("HCS"), to obtain additional binding off-take agreements that would economically support converting the Luverne Facility primarily to the production of isobutanol and its derivative hydrocarbon products. If we are able to obtain sufficient new supply agreements, we expect to be able to raise capital to fund such conversion of the Luverne Facility using project financing or other less expensive and less dilutive forms of capital as compared to the equity offerings that we are conducting hereby and have used in the past.

•	Implement a hydrocarbon production unit in the next two years. Subject to receipt of financing, and pending detailed engineering, we plan to implement a hydrocarbon production unit that would have a capacity up to ten times our current production capacity for renewable hydrocarbons, or 1 MGPY. Doing this would allow us to meet the growing market demand for isooctane and jet fuel more timely and cost effective than a large commercial plant. This 1 MGPY hydrocarbon capability could be built at our existing Luverne facility where we have the capability to produce isobutanol. In addition to adding this 1 MGPY hydrocarbon unit, we expect to install equipment to enable lower production cost for isobutanol and profitably produce the 1 MGPY hydrocarbons. We expect products from this capability would be sold to our existing customer base and enable us to serve new customers and markets.

•	Subject to receipt of financing, we plan to scale up the Luverne Facility for the production of isobutanol and its derivative products. Upon, and subject to, securing adequate financing agreements and binding supply agreements, we plan to build out the Luverne Facility to enable the production of isobutanol and its derivative products at levels sufficient to supply our initial larger scale off-take agreements with our customers.

•	Expand the global production capacity of isobutanol and its derivative hydrocarbon products via licensing. We have proven that the isobutanol production process works in full scale fermenter systems at the Luverne Facility, and we have also proven that our renewable isobutanol can be readily converted to hydrocarbon products at the Silsbee Facility. We intend to expand the global production of isobutanol and its derivative hydrocarbon products beyond the Luverne Facility through a low-cost, high-margin licensing model, in collaboration with partners such as Praj Industries, with whom we have previously announced a joint development agreement.

Markets

Ethanol Markets

The primary applications for fuel-grade ethanol in the United States include:

•	Octane enhancer. On average, regular unleaded gasoline has an octane rating of 87 and premium unleaded gasoline has an octane rating of 91. In contrast, pure ethanol has an average octane rating of 113. Adding ethanol to gasoline enables refiners to produce greater quantities of lower octane blend stock with an octane rating of less than 87 before blending. In addition, ethanol is commonly added to finished regular grade gasoline as a means of producing higher octane mid-grade and premium gasoline.

•	Fuel blending. In addition to its performance and environmental benefits, ethanol is used to extend fuel supplies. In light of the need for transportation fuel in the United States, the United States is increasingly seeking domestic sources of fuel. Much of the ethanol blending throughout the United States is done for the purpose of extending the volume of fuel sold at the gasoline pump.

•	Renewable fuels. Ethanol is blended with gasoline to enable gasoline refiners to comply with a variety of governmental programs, in particular, RFS, which was enacted to promote alternatives to fossil fuels.

According to the Renewable Fuels Association, the domestic ethanol industry produced a record 15.8 billion gallons of ethanol in 2017. We believe that the ethanol market in California alone represented approximately 10% of the national market. However, the Western United States has relatively few ethanol facilities and local ethanol production levels are substantially below the local demand for ethanol. The balance of ethanol is shipped via rail from the Midwest to the Western United States.

We believe that approximately 90% of the ethanol produced in the United States is made in the Midwest from corn. According to the Department of Energy, or DOE, ethanol is generally blended at a rate of 10% by volume, but is also blended at a rate of up to 85% by volume for vehicles designed to operate on 85% ethanol. The EPA has increased the allowable blend of ethanol in gasoline from 10% by volume to 15% by volume for model year 2001 and newer automobiles, pending final approvals by certain state regulatory authorities. Some retailers have begun blending at higher rates in states that have approved higher blend rates.

             Compared to gasoline, ethanol is generally considered to be cleaner burning and contains higher octane. We anticipate that the increasing demand for renewable transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate additional growth in the demand for ethanol.

             According to the DOE, total annual gasoline consumption in the United States is approximately 143 billion gallons and total annual ethanol consumption represented approximately 10% of this amount in 2017. The domestic ethanol industry has substantially reached this 10% blend ratio, and we believe the industry has significant potential for growth in the event the industry can migrate to an up to 15% blend ratio, which would translate into an annual demand of up to 20 billion gallons of ethanol.

Isobutanol Direct Use Markets

Without modification, isobutanol has applications in the specialty chemical and gasoline blendstock markets. Since our potential customers in these markets would not be required to develop any additional infrastructure to use our isobutanol, we believe that selling into these markets should result in a relatively low risk profile and produce attractive margins.

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

•

The market size for ethanol free (E0) gasoline, a large niche, is estimated by the EIA to be about 5 BGPY, outside of reformulated gasoline ("RFG") regions. RFG areas are required to sell gasoline containing an oxygenate. Up to this point, ethanol was the only gasoline oxygenate available. We believe our isobutanol enables ethanol free gasoline in RFG areas, a market estimated to be about 2 BGPY. When RFG regions are included in the total US market size estimation, the total ethanol free market is expected to be about 7 BGPY.

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

Jet Fuel

•

According to the International Air Transport Association (the "IATA"), the year-on-year growth for jet fuel is about 3 BGPY and is expected to continue at approximately the same growth rate for the next decade. From 2020 onward, the airline industry has pledged to hold its annual emission of fossil carbon constant after 2020. By the year 2027, IATA expects that the airline industry will have adopted penalties tied to GHG emissions. This means that the emissions from jets need to be mitigated. As part of the mitigation of fossil based GHGs, IATA expects that renewable resource based low carbon fuels will be needed. We have developed a jet fuel made from our isobutanol, commonly referred to as ATJ.

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

•

We have delivered ATJ, which was used by nine airlines for Fly Green Day, sponsored by the O’Hare Fuel Committee, at Chicago O’Hare International Airport ("Chicago O'Hare"). This event is the first time renewable jet fuel has been supplied at Chicago O’Hare using the existing airport fueling infrastructure, such as pipelines, terminals and tankage.

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

Other Hydrocarbon Fuels

•

Isooctane, isooctene, diesel fuel and bunker fuel may also be produced from our isobutanol. We have been producing jet fuel and isooctane for renewable gasoline at our demonstration plant located at South Hampton Resources in Silsbee, Texas since 2011. The products produced at our hydrocarbon plant are sold on a commercial basis to develop the markets. We continue to optimize the technologies and production systems, but we believe this technology is ready to scale up on a full commercial basis.

Para-xylene (“PX”) and Polyethylene Terephthalate (“PET”)

•	Isobutanol can be used to produce PX, polyester and their derivatives, which are used in the beverage, food packaging, textile and fibers markets. PX is a key raw material in PET production.

•

We estimate the global market for PET to be approximately 50 million metric tons per year, of which approximately 30% is used for plastic bottles and containers. We have demonstrated the conversion of our isobutanol into renewable PX at the demonstration plant in Silsbee, Texas. This demonstration plant produced renewable PX from October 2013 through March 2014, and, in May 2014, we shipped renewable PX to Toray Industries, Inc. under the terms of a supply agreement.

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

Distillers Grains Market

Distillers grains are produced as a co-product of ethanol production and isobutanol production.  Distillers grains are valuable components of feed rations primarily to dairies and beef cattle markets, both nationally and internationally. The Luverne Facility has the capability to produce distillers grains from both ethanol and isobutanol.  Producing distillers grains also allows us to lower the carbon footprint of our Luverne Facility, thereby increasing demand in California where premiums are paid for the low-carbon attributes.

Historically, the market price for distillers grains has generally tracked the value of corn. We believe that the market price of distillers grains is determined by a number of factors, including the market value of corn, soybean meal and other competitive ingredients, the performance or value of the distillers grains in a particular feed formulation and general market forces of supply and demand, including export markets for these co-products. The market price of distillers grains is also often influenced by nutritional models that calculate the feed value of distillers grains by nutritional content, as well as reliability of consistent supply.

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

Third Party Retrofit and Construction Activities

We have commenced a licensing strategy whereby a licensee would invest the capital for the Retrofit of its own ethanol plant or for a new greenfield build out of an isobutanol-producing plant. In return, we, as the licensor, would expect to receive an up-front license fee and ongoing royalty payments from the projects, as well as other potential revenue streams such as yeast sales. This licensing strategy is expected to take some time to develop, and we cannot assure that it will be successful. The ability to license a technology is generally related to the commercial track record of the underlying technology itself. In addition, revenues from licensing our isobutanol and/or hydrocarbon technologies are expected to be directly linked to the build out of specific projects, which may take multiple years to construct.

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

Animal feed, protein, and oil are important products produced at our Luverne Facility.  Animal feed is made from the spent grain mash from isobutanol and ethanol fermentations. We market our distiller’s grains to the, beef, swine and poultry industries as a high-protein, high-energy animal feed. The spent yeast from fermentation adds protein to the mix, resulting in a higher protein content than corn itself. By selling the feed, protein, and oil products, we generate additional revenues and effectively reduce the net cost of fermentation feedstock.  Going forward we see opportunity to further add value to animal feed, protein, and oil products, thereby benefiting the site margin at the Luverne Facility, whether we produce isobutanol, ethanol, or both.

Biocatalyst Overview

Our biocatalysts are microorganisms that have been designed to consume carbohydrates and produce isobutanol as a product. Our technology team developed these proprietary biocatalysts to efficiently convert fermentable sugars of all types into isobutanol by engineering isobutanol pathways into the biocatalysts.  We designed our biocatalysts to equal or exceed the performance of the yeast currently used in commercial ethanol production in yield (percentage of the theoretical maximum percentage of isobutanol that can be made from a given amount of feedstock) and rate (how fast the sugar fed to the fermentation is converted to isobutanol). To achieve this, we believe that more than 100 genetic changes have been made to our yeast biocatalyst.  We achieved our target fermentation performance goals at our Luverne Facility at a commercial scale. We continue to seek to improve the performance parameters of our biocatalyst with a goal of reducing projected capital and operating costs, increasing operating reliability and increasing the volume of isobutanol production.

In 2016, in a project sponsored by the United States Department of Agriculture, we used our 1 MGPY demonstration facility located at ICM, Inc.’s St. Joseph, Missouri facility to convert hydrolyzed wood feedstocks into isobutanol. The isobutanol produced was converted to jet fuel and used for flights on Alaska Airlines.

While we believe that the majority of the development work on a commercially viable isobutanol producing yeast is complete, we expect to continue to make incremental improvements targeted to its commercial performance.

Feedstocks

In the U.S., non-food corn is a commercially attractive feedstock for both ethanol and isobutanol, because it is abundant and readily available, but more importantly because this corn generates low cost carbohydrates, protein and feed and corn oil for the food chain.  In other parts of the world, sugar or molasses from cane, beets, or other sugar producing crops could be used.  In the future, certain types of cellulosic sugars could be used once the cost to acquire those sugars becomes cost effective. We have designed our biocatalyst platform to be capable of producing isobutanol from any fuel ethanol feedstock currently in commercial use, which we believe, in conjunction with our proprietary isobutanol separation unit, will permit us to modify any existing fuel ethanol facility to produce our products.

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

In June 2015, Agri-Energy, LLC ("Agri-Energy"), our wholly-owned subsidiary, entered into a Price Risk Management, Origination and Merchandising Agreement, as amended as of December 21, 2017 (the “Origination Agreement”), with FCStone Merchant Services, LLC (“FCStone”) and a Grain Bin Lease Agreement with FCStone, as amended as of December 21, 2107 (the “Lease Agreement”). Pursuant to the Origination Agreement, FCStone will originate and sell to Agri-Energy, the owner of the Luverne Facility, and Agri-Energy will purchase from FCStone, the entire volume of corn grain used by the Luverne Facility in Luverne, Minnesota.

Conversion of Isobutanol into Hydrocarbons

We have demonstrated conversion of our isobutanol into a wide variety of hydrocarbon products that are currently used to produce plastics, fibers, polyester, rubber and other polymers and hydrocarbon fuels. Hydrocarbon products consist entirely of hydrogen and carbon and are currently derived almost exclusively from petroleum, natural gas and coal. Importantly, isobutanol can be dehydrated to produce butenes, which are an intermediate product in the production of hydrocarbon products with many industrial uses. The straightforward conversion of our isobutanol into butenes is a fundamentally important process that enables isobutanol to be used as a building block chemical. Much of the technology necessary to convert isobutanol into butenes and subsequently into these hydrocarbon products is commonly known and practiced in the chemicals industry today. For example, the dehydration of ethanol to ethylene, which uses a similar process and technology to the dehydration of isobutanol, is practiced commercially today to serve the ethylene market. The dehydration of isobutanol into butenes is not commercially practiced today because isobutanol produced from petroleum is not cost-competitive with other petrochemical processes for generation of butenes. We believe that our efficient fermentation technology for producing isobutanol will promote commercial isobutanol dehydration and provide us with the opportunity to access hydrocarbon markets. To assist in accessing these markets, we have developed a hydrocarbon processing demonstration plant (“Hydrocarbons Demo Plant”) near Houston, Texas, in partnership with South Hampton Resources, Inc. (“South Hampton”). The Hydrocarbon Demo Plant can process approximately 6,000 to 8,000 gallons of our isobutanol per month into a variety of renewable hydrocarbons for use as fuels and chemicals. We have been selling products from this plant since 2011.

Our ETO Technology

We have also developed new technologies using ethanol as a feedstock for the production of hydrocarbons, renewable hydrogen, and other chemical intermediates, which we describe as our ethanol-to-olefins (“ETO”) technologies. The process produces tailored mixes of isobutylene, propylene, hydrogen and acetone, which are valuable as standalone molecules, or as feedstocks to produce other chemical products and longer chain alcohols. This technology has the potential to address additional markets in the chemicals and plastics fields, such as renewable polypropylene for automobiles and packaging and renewable hydrogen for use in chemical and fuel cell markets. At this time, this technology has only been operated at a laboratory scale, but if successfully scaled up to commercial level, this technology may provide the estimated 25 BGPY global ethanol industry a broader set of end-product market and margin opportunities.

Underpinning the ETO technology is our development of proprietary mixed metal oxide catalysts that produce either propylene, isobutylene or acetone in high yields in a single processing step. One of the benefits of the technology is that we can use conventional fuel grade specification ethanol that can be sourced from a variety of feedstocks with no apparent adverse impact on end product yields. Water, which is co-fed with the ethanol, is able to be recycled resulting in a process which generates minimal waste. The ethanol and water mixture is vaporized and fed across a fixed catalyst bed resulting in a gaseous product mix consisting of the propylene, isobutylene or acetone, in addition to hydrogen and carbon dioxide, along with lesser amounts of methane and ethylene. Separation of gaseous products can be achieved via conventional process technologies and unit operations within the petroleum industry.

We have found that our ETO technology is effective at converting fusel oils into flavors, fragrances, and certain specialty chemicals. We are evaluating the business opportunities and commercial potential.

Butamax Advanced Biofuels LLC

Between 2011 and 2015, we were involved in an intellectual property dispute with Butamax Advanced Biofuels LLC (“Butamax”). We believe the dispute was satisfactorily resolved, enabling each of our companies to pursue their respective businesses.

Cross License Agreement

On August 22, 2015, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Butamax, E.I. du Pont de Nemours & Company (“DuPont”) and BP Biofuels North America LLC (“BP” and, together with Butamax and DuPont, the “Butamax Parties”), that resolves the various disputes, lawsuits and other proceedings between one or more of the Butamax Parties and us, as previously disclosed and as specifically identified in the Settlement Agreement (the “Subject Litigation”), and creates a new business relationship pursuant to which we and Butamax and we have granted rights to each other under certain patents and patent applications in accordance with the terms of a Patent Cross-License Agreement (the “License Agreement”), which was entered into by us and Butamax concurrently with the Settlement Agreement. For additional information concerning the settlement agreement, please see our Annual Report on Form 10-K for the year-ended December 31, 2015 — Item 3 Legal Proceedings.

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

Each party may produce and sell up to 30 MGPY of isobutanol in any field on a royalty-free basis. Butamax will be the primary customer-facing seller of isobutanol in the field of fuel blending (subject to certain exceptions, the “Direct Fuel Blending” field) and we will be the primary customer-facing seller of isobutanol in the field of jet fuel for use in aviation gas turbines (the “Jet” field, also subject to certain exceptions). As such, subject to each party’s right to sell up to 30 MGPYof isobutanol in any field on a royalty-free basis, other than with Butamax’s written consent, we will only sell isobutanol through Butamax in the Direct Fuel Blending field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by us, our affiliates or sublicensees within the Direct Fuel Blending field (whether through Butamax or not) and on commercially reasonable terms to be negotiated between the parties and Butamax will only sell isobutanol through us in the Jet field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the Jet field (whether through us or not) and on commercially reasonable terms to be negotiated between the parties; provided, that each party may sell up to 15 MGPY of isobutanol in a given year directly to customers in the other party’s customer-facing field on a royalty-free basis so long as the isobutanol volumes are within the permitted 30 MGPY of isobutanol sold or otherwise transferred per year in any field described above and, in certain instances, each party may then sell up to the total permitted 30 MGPY in the other party’s customer-facing field on a royalty-free basis. In addition, in order to maintain its status as the primary customer-facing seller in these specific fields, each party must meet certain milestones within the first five years of the License Agreement. If such milestones are not met as determined by an arbitration panel, then a party will have the right to sell directly to customers in the other party’s customer-facing field subject to the payment of certain royalties to the other party on such sales.

In addition to the royalties discussed above for sales of isobutanol in the Direct Fuel Blending field, and subject to our right to sell up to 30 MGPY of isobutanol in any field on a royalty-free basis, we will pay to Butamax a royalty per gallon of isobutanol sold or transferred by us, our affiliates or sublicensees within the field of isobutylene (a derivative of isobutanol) applications (other than isobutylene for paraxylene, isooctane, Jet, diesel and oligomerized isobutylene applications). Likewise, in addition to the royalties discussed above for sales of isobutanol in the Jet field, and subject to Butamax’s right to sell up to 30 MGPY of isobutanol in any field on a royalty-free basis, Butamax will pay to us a royalty per gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the fields of marine gasoline, retail packaged fuels and paraxylene (except for gasoline blending that results in use in marine or other fuel applications). The royalties described above will be due only once for any volume of isobutanol sold or transferred under the License Agreement, and such royalties accrue when such volume of isobutanol is distributed for end use in the particular royalty-bearing field. All sales of isobutanol in other fields will be royalty-free, subject to the potential technology fee described below.

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

Renewable isobutanol. We are a leader in the development of renewable isobutanol via fermentation of renewable plant biomass. While the competitive landscape in renewable isobutanol production is limited at this time, we are aware of other companies that are seeking to develop isobutanol production capabilities, including Butamax with whom we have entered into the License Agreement. See —"Butamax Advanced Biofuels LLC—Cross License Agreement".

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

Biofuels companies will provide substantial competition in the gasoline market. These biofuels competitors are numerous and include both large established companies and numerous startups. Government tax incentives for renewable fuel producers and regulations such as the RFS Program help provide opportunities for renewable fuels producers to compete. In particular, in the gasoline and gasoline blendstock markets, Virent Energy Systems, Inc. (“Virent”) offers a competitive process for making gasoline and gasoline blendstocks. However, we have the advantage of being able to target conversion of isobutanol into specific high-value molecules such as isooctane, which can be used to make gasoline blendstocks with a higher value than whole gasoline, which we do not believe Virent’s process can match. In the jet fuel market, we may face competition from companies such as Synthetic Genomics, Inc., Sapphire Energy, Inc. and Exxon-Mobil Corporation, which are pursuing production of jet fuel from algae-based technology. Renewable Energy Group, Inc. and others are also targeting production of jet fuels from vegetable oils and animal fats. Red Rock Biofuels LLC, Fulcrum BioEnergy, Inc. and others are planning to produce jet fuel from renewable biomass.  In the diesel fuels market, competitors such as Amyris Biotechnologies, Inc. (“Amyris”) provide alternative hydrocarbon diesel fuel. We believe our technology provides a higher yield on feedstock than the isoprenoid fermentation pathway developed by Amyris, which we believe will yield a production cost advantage.

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

We have been issued multiple patents in the U.S. and in foreign jurisdictions.

In addition to the patents and applications described above, we have a global cross-license to certain patents and applications relating to the production, recovery, and use of isobutanol that are owned or licensed by Butamax. The global cross-license allows us to freely practice the licensed inventions, subject to the terms of the cross-license. For information regarding this license, see —"Butamax Advanced Biofuels LLC—Cross License Agreement".

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

Customers, Partnerships and Collaborations

In 2018, Eco-Energy, LLC ("Eco-Energy") accounted for approximately 72% of our consolidated revenue. In 2017 and 2016, C&N Ethanol Marketing, LLC (C&N Ethanol") accounted for approximately 76%, 71% of our consolidated revenue, respectively. In the same years, Purina Animal Nutrition, LLC, formerly Land O'Lakes Purina Feed LLC ("Purina") accounted for approximately 21%, 17% and 17% of our consolidated revenue, respectively. Both are customers of our Gevo Development/Agri-Energy segment (see Note 18). Given the production capacity compared to the overall size of the North American market and the fungible demand for our products, we do not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.

As of the date of the filing of this Report, we had entered into the following key arrangements:

●

HCS Group GmbH – In February 2019, we entered into a long-term, “take or pay” renewable isooctane purchase and sale agreement with HCS to supply renewable isooctane. We believe that this long-term, “take or pay” purchase and sale agreement with HCS is an important step forward in our previously-announced strategy to build out our advanced biofuels production facility in Luverne, Minnesota to increase the production of isobutanol and renewable jet fuel and isooctane derived from renewable isobutanol.

●

Eco-Energy. In February 2018, we entered into an ethanol and isobutanol purchase and marketing agreement with Eco-Energy, which provides for the sale and marketing of ethanol and isobutanol produced at our Luverne Facility. Eco-Energy will purchase at least 90% of our ethanol production for its own use or account, or purchase such amounts of ethanol to sell and market to third parties, at market prices at the time of a purchase order for the sale of the ethanol. Agri-Energy will also pay Eco-Energy a marketing fee for any product sold to third parties under the terms of the agreement. Agri-Energy may also sell isobutanol to Eco-Energy under the terms of the agreement, however, Agri-Energy is under no obligation to sell any isobutanol to Eco-Energy.

●

Purina Animal Nutrition, LLC. In December 2011, we entered into a commercial iDG's™ off-take and marketing agreement with Purina for the sale of iDGs™ produced by the Luverne Facility. Purina provides farmers and ranchers with an extensive line of agricultural supplies (feed, seed, and crop protection products) and services. In February 2019, we amended and restated the agreement with Purina. Pursuant to the amended and restated agreement, Purina will be the exclusive marketer of all of our animal feed products. The amended and restated agreement has an initial three-year term with one-year renewals thereafter if the parties so agree. Further, we plan to work with Purina to explore opportunities to upgrade our animal feed products for special value-added applications in feed markets.

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

Our process contains a genetically engineered organism which, when used in an industrial process, is considered a new chemical under the EPA’s Toxic Substances Control Act program (“TSCA”). The EPA’s Biotechnology Program under TSCA requires the submission of certain information of the Office of Pollution Prevention and Toxic Substances. Due to the nature of our microorganism we can utilize the TSCA Biotechnology Program Tier I and Tier II exemption criteria at our Luverne Facility..  As we expand our business activities, we will pursue the EPA’s Microbial Commercial Activity Notice process for future plants. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, the TSCA new chemical submission policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

Our products benefit from the RFS Program in that our ethanol and isobutanol are currently eligible for Renewable Identification Numbers or RINS that have value based on the current RFS Program. The RFS Program could change, impacting our products, positively or negatively.

Various systems are being put in place around the workd to measure carbon intensity and reduction of GHGs, with the intent of creating a system to monetize the value of the reduction of carbon. LCFS in CA is a good example. In order to benefit from such systems, companies need to have their products qualified through a regulatory process. There is no guarantee that any benefit could be gained. Gevo has not yet attempted to gain approval for programs such as LCFS.

Employees

As of December 31, 2018, we employed 52 employees, 21 of whom were employed by us in our principal offices located in Englewood, Colorado. Of our employees, 14 were engaged in research and development activities and 7 were engaged in general, administrative and business development activities. As of December 31, 2018, our subsidiary, Agri-Energy, employed 31 employees, all of whom were located in Luverne, Minnesota, and involved in the operations of our production facility. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate Information

We were incorporated in Delaware in June 2005 as a corporation under the name Methanotech, Inc. and filed an amendment to our certificate of incorporation changing our name to Gevo, Inc. on March 29, 2006. Our principal executive offices are located at 345 Inverness Drive South, Building C, Suite 310, Englewood, CO 80112, and our telephone number is (303) 858-8358.

Website Access to SEC Filings

We are subject to the reporting requirements under the Exchange Act. Consequently, we are required to file reports and information with the SEC, including reports on the following forms: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and on our website at www.gevo.com. Such filings are placed on our website as soon as reasonably practical after they are filed with the SEC. Any information contained in, or that can be accessed through our website, is not incorporated by reference into, nor is it in any way part of, this Report.

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

Risks Related to our Business and Strategy

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Our indebtedness exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of December 31, 2018, we had approximately $13.8 million in outstanding 12% Convertible Senior Notes, due 2020, which were issued to WB Gevo, Ltd. and its affiliates (“Whitebox”) in June 2017 (the “2020 Notes”). In addition, we and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indenture governing the 2020 Notes. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in “—Risks Related to Owning Our Securities” could intensify.

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

We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness or any other indebtedness which we may incur in the future, we would be in default, which could permit the holders of our indebtedness, including the 2020 Notes, to accelerate the maturity of such indebtedness. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.

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

As the maturity date for the 2020 Notes approaches, we are evaluating, and will continue to evaluate and opportunistically pursue, our options to refinance or repay such indebtedness, including alternatives in the debt and equity capital markets or discussions with White Box.

If we do not have the capital necessary to repay the 2020 Notes when the 2020 Notes mature, it will be necessary for us to take significant actions, such as revising or delaying our strategic plans, reducing or delaying planned capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may be unable to effect any of these remedial steps on a satisfactory basis, or at all. If we are unable to refinance or otherwise repay the 2020 Notes upon their maturity, we would be in default under the terms of the indenture governing the 2020 Notes, which would result in material adverse consequences for us.

We have a history of net losses, and we may not achieve or maintain profitability.

We incurred net losses of $28.0 million, $24.6 million and $37.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $429.3 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue primarily from the sale of ethanol, isobutanol and related products at the Luverne Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.

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

We may need to cease production at the Luverne Facility due to the condition of our fermentation vessels, unless repaired or replaced.

As an older production facility, the Luverne Facility is more susceptible to maintenance issues that result in production challenges than newer production facilities.  In the second quarter of 2017, we hired a third-party engineering firm to test the structural integrity of two of our oldest fermentation vessels.  These fermentation vessels are fabricated from carbon steel and are dedicated to ethanol production. Recently, we decided to repair these two carbon steel fermentation vessels. Repairs are expected to be completed by the second quarter of 2019 at the latest, at an estimated cost of approximately $0.6 million. After the repairs, the estimated useful life of the vessels is expected to be 20 years. Also, in the middle of 2018, we hired a third-party engineering firm to test a third carbon steel fermenter. The results indicated the vessel had approximately one year of useful life remaining. We have not made a decision on whether to repair the third fermenter. If we did not repair at least one of these three fermenters in the next 12 months, it is possible we would have had to shut down ethanol production until repaired.  If we were to shut down ethanol production, we could not produce isobutanol. Any such production stoppages or costs incurred to repair or replace our fermentation vessels could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully negotiate final, binding terms related to non-binding isobutanol, ATJ and other hydrocarbon supply and distribution agreements, which could harm our commercial prospects.

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

The Luverne Facility has the capability, with certain capital improvements, to produce low-carbon ethanol side-by-side with low-carbon isobutanol, in addition to renewable jet fuel and isooctane and other related products that can be made from isobutanol. Furthermore, by investing additional capital at the Luverne Facility and in the surrounding area, we believe that we can lower the carbon intensity (i.e. lower the carbon dioxide emissions from the plant) creating additional profit margin opportunities in low-carbon markets for ethanol, as well as for our isobutanol and its derivative hydrocarbon products. However, we cannot assure you that we will be able to secure adequate financing to make such improvements or that our capital investments at the Luverne Facility will successfully lower the carbon intensity and/or create additional profit margin opportunities.

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

Changes in the prices of distiller’s grains and iDGs could have a material adverse effect on our financial condition.

We sell distiller’s grains as a co-product from the production of ethanol at the Luverne Facility during any period in which the production of isobutanol is temporarily paused and our management decides that the Luverne Facility will be temporarily reverted to ethanol production, or during periods in which we produce both isobutanol and ethanol simultaneously. We may also sell distiller’s grains produced by other ethanol facilities that we acquire, enter into a joint venture or tolling arrangement with, or license to in the future. We also sell the iDGs that are produced as a co-product of our commercial isobutanol production. Distiller’s grains and iDGs compete with other animal feed products, and decreases in the prices of these other products could decrease the demand for and price of distiller’s grains and iDGs. Additionally, we have produced limited quantities of commercial iDGs and, as such, there is a risk that our iDGs may not meet market requirements. If the price of distiller’s grains and iDGs decreases or our iDGs do not meet market requirements, our revenue from the sale of distiller’s grains and future revenue from the sale of iDGs could suffer, which could have a material adverse effect on our financial condition.

To the extent that we produce ethanol rather than isobutanol, or during periods in which we make the strategic decision to revert to ethanol production, or produce both products simultaneously, we will be vulnerable to fluctuations in the price of and cost to produce ethanol.

We believe that, like the Luverne Facility, the other third-party ethanol production facilities that we may access can continue to produce ethanol during most of the Retrofit process. In certain cases, we may obtain income from this ethanol production. Further, we have designed our isobutanol production technology (including the Retrofit of the Luverne Facility) to allow us to produce ethanol and isobutanol simultaneously or to produce just ethanol or just isobutanol depending on market conditions. Our earnings from ethanol revenue will be dependent on the price of, demand for and cost to produce ethanol. Decreases in the price of ethanol, whether caused by decreases in gasoline prices, changes in regulations, seasonal fluctuations or otherwise, will reduce our revenues, while increases in the cost of production will reduce our margins. To the extent that ethanol production costs increase or price decreases, earnings from ethanol production could suffer, which could have a material adverse effect on our business.

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

In January 2016, we entered into a license agreement and joint development agreement with Porta to construct multiple isobutanol plants in Argentina using corn as a feedstock, the first of which is expected to be wholly owned by Porta (the “Porta Facility”).  The Porta Facility is expected to have a production capacity of up to five million gallons of isobutanol per year.  Once the Porta Facility is operational, Gevo expects to generate revenues from this licensing arrangement, through royalties, sales and marketing fees, and other revenue streams such as yeast sales.  The agreements also contemplate Porta constructing at least three additional isobutanol plants for certain of their existing ethanol plant customers. For these projects, Gevo would be the direct licensor of its technology and the marketer for any isobutanol produced, and would expect to receive all royalties and sales and marketing fees generated from these projects. Porta would provide the engineering, procurement and construction (“EPC”) services for the projects. The production capacity of these additional plants is still to be determined.

Although we will be able to apply our experience from the Retrofit of the Luverne Facility, no two ethanol facilities are exactly alike, and each Retrofit or construction project will require individualized engineering and design work.  Unexpected difficulties unique to the Porta Facility may cause delays in commencing production, and there is no guarantee that we will be successful in properly completing the project. Any such unexpected difficulties could delay or limit the revenues that we are able to derive from the licensing arrangement with Porta.  Moreover, there can be no assurances that the Retrofit of the Porta facility will ever be completed or Porta will construct other isobutanol plants as contemplated.  If the Porta Facility project is not completed or if Porta does not construct additional isobutanol facilities, Gevo will not generate any revenue.  In addition, if Porta experiences delays or is unsuccessful in completing the Porta Facility project, this may limit our ability to license our technology to others, which could reduce the scope of our business plan and have a material adverse effect on our results of operations. In addition, if we experience delays or are unsuccessful in completing the Porta Facility project, this may limit our ability to license our technology to others, which could reduce the scope of our business plan and have a material adverse effect on our results of operations.

Our development strategy relies on our relationships with partners such as Praj Industries Limited (“Praj”) and Porta.

In November 2015, we entered into a joint development agreement and a development license agreement with Praj with the goal for Praj to adapt our isobutanol technology to using non-corn based sugars and lignocellulose feedstocks. Praj is one of the leading suppliers of EPC services to the ethanol industry globally, having provided such services to approximately 350 ethanol plants across 65 countries. As a result, we believe that our alliance with Praj will allow us to more quickly achieve commercial-scale production of isobutanol derived from feedstock outside of the U.S. Porta is a leading supplier of EPC services to the ethanol industry in South America. As a result, we believe that our alliance with Porta will allow us to more quickly achieve commercial-scale production of isobutanol in Argentina and potentially elsewhere in South America. However, Praj and Porta may fail to fulfill their obligations to us under our agreements with them such as failing to meet milestones associated with our joint development agreement. If Praj and Porta fail to fulfill their obligations to us under our agreements, our ability to realize continued development and commercial benefits from our alliance could be affected and our business and prospects could be harmed.

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

Even if we produce isobutanol, ATJ or other products at our targeted rates, we may be unable to produce these products to meet customer specifications, including those defined in ASTM D7862 “Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel” or ASTM D7566 “Standard Specifications for Aviation Turbine Fuel Containing Synthesized Hydrocarbons.” We may need to add additional processing steps or incur capital expenditures in order to meet customer specifications which could add significant costs to our production process. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. A failure to successfully meet the specifications of our potential customers could decrease demand, and significantly hinder market adoption of our products.

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

We may have difficulties scaling up our hydrocarbon technology, and, as such, we may be unable to produce commercial quantities of our hydrocarbons, and any such production may be costlier than we anticipate

We have developed the Silsbee Facility in Silsbee, Texas, in partnership with South Hampton. Currently, the Silsbee Facility can produce approximately 100,000 gallons of renewable hydrocarbons from our renewable isobutanol for use as fuels and chemicals. We have demonstrated the ability to convert our isobutanol at this level into products such as ATJ, isooctane, isooctene and par-xylene.

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

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. As an early stage company, we lack commercial operating experience, and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to negotiate pricing terms for the low-carbon ethanol, isobutanol and other products we produce that generate positive results from the operations of the Luverne Facility. Many of our potential customers may be more experienced in these matters than we are. We may fail to negotiate these agreements in a timely manner, which may force us to dedicate resources to sales in spot markets. If we become more dependent on spot market sales our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for our products.

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

If appropriate opportunities become available, we may acquire businesses, assets, technologies or products to enhance our business in the future. In connection with any future acquisitions, we could, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox:

●	issue additional equity securities which would dilute our current stockholders;
●	incur substantial debt to fund the acquisitions; or
●	assume significant known or unknown liabilities.

Acquisitions involve numerous risks, including problems integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core business, adverse effects on existing business relationships with current and/or prospective partners, customers and/or suppliers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. Other than our acquisition of the Luverne Facility, we have not engaged in acquisitions in the past, and do not have experience in managing the integration process. Therefore, we may not be able to successfully integrate any businesses, assets, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. The integration process could divert management time from focusing on operating our business, result in a decline in employee morale and cause retention issues to arise from changes in compensation, reporting relationships, future prospects or the direction of the business. In addition, we may acquire companies that have insufficient internal financial controls, which could impair our ability to integrate the acquired company and adversely impact our financial reporting. If we fail in our integration efforts with respect to acquisitions and are unable to efficiently operate as a combined organization, our business, financial condition and results of operations may be materially adversely affected.

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

We may face substantial competition in the markets for ethanol, isobutanol, polyester, rubber, plastics, fibers, other polymers and hydrocarbon fuels. Our competitors include companies in the incumbent petroleum-based industry as well as those in the nascent biorenewable industry. The incumbent petroleum-based industry benefits from a large established infrastructure, production capability and business relationships. The incumbents’ greater resources and financial strength provide significant competitive advantages that we may not be able to overcome in a timely manner. Academic and government institutions may also develop technologies which will compete with us in the chemicals, solvents and blendstock markets.

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

Our business is dependent on proprietary technologies, processes and information that we have developed, much of which is stored on our computer systems. Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, human error, unauthorized access, natural disasters, intentional acts of vandalism, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our business. To the extent that any disruption or security breach results in a loss or damage to our data or inappropriate disclosure of confidential or proprietary information, we may incur liability, reputation damage and harm to our business operations.

We may engage in hedging transactions, which could harm our business.

We have historically engaged in hedging transactions to offset some of the effects of volatility in commodity prices. We have generally followed a policy of using exchange-traded futures contracts to reduce our net position in agricultural commodity inventories and forward purchase contracts to manage price risk. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging exposes us to the risk that we may have under- or over-estimated our need for a specific commodity or that the other party to a hedging contract may default on its obligation. If there are significant swings in commodity prices, or if we purchase more corn for future delivery than we can process, we may have to pay to terminate a futures contract, resell unneeded corn inventory at a loss, or produce our products at a loss, all of which would have a material adverse effect on our financial performance. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of isobutanol, distiller’s grains, iDGs or ethanol. Losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

We have net operating loss carryforwards due to prior period losses generated before January 1, 2019, which if not utilized will begin to expire at various times over the next 20 years. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2018. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

Competitiveness of our products for fuel use in the U.S. depends in part on the United States Renewable Fuel Standard Program or RFS Program at the federal level, and the benefits to our products derived from the RFS Program could change.

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
●

redesign those products or processes, such as our processes for producing ethanol and isobutanol, that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically infeasible;

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

Only some of the patent applications that we have filed in the U.S. or in any foreign jurisdictions, and only certain of the patent applications filed by third parties in which we own rights, have been issued. A filed patent application does not guarantee a patent will issue and a patent issuing does not guarantee its validity, nor does it give us the right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to “blocking patents” that could be used to prevent us from commercializing our products or practicing our technology. The scope and validity of patents and success in prosecuting patent applications involve complex legal and factual questions and, therefore, issuance, coverage and validity cannot be predicted with any certainty. Patents issuing from our filed applications may be challenged, invalidated or circumvented. Moreover, third parties could practice our inventions in secret and in territories where we do not have patent protection. Such third parties may then try to sell or import products made using our inventions in and into the U.S. or other territories and we may be unable to prove that such products were made using our inventions. Additional uncertainty may result from implementation of the Leahy-Smith America Invents Act, enacted in September 2011, as well as other potential patent reform legislation passed by the U.S. Congress and from legal precedent handed down by the Federal Circuit Court and the U.S. Supreme Court, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to the validity of any patents that may issue and the potential for “blocking patents” coming into force at some future date. Accordingly, we cannot ensure that any of our currently filed or future patent applications will result in issued patents, or even if issued, predict the scope of the claims that may issue in our and other companies’ patents. Any proceedings challenging our patents may result in the claims being amended or canceled. If the claims are amended or canceled, the scope of our patent claims may be narrowed, which may reduce the scope of protection afforded by our patent portfolio. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that (i) we were the first to make the inventions covered by each of our filed applications, (ii) we were the first to file patent applications for these inventions, (iii) the proprietary technologies we develop will be patentable, (iv) any patents issued will be broad enough in scope to provide commercial advantage and prevent circumvention, and (v) competitors and other parties do not have or will not obtain patent protection that will block our development and commercialization activities.

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

Risks Related to Legal and Regulatory

Any decline in the value of carbon credits associated with our products could have a material adverse effect on our results of operations, cash flow and financial condition.

The sale of our products is often dependent on the value of carbon credits under the RFS, LCFS and other similar regulatory regimes.  The value of these credits fluctuates based on market forces outside of our control. There is a risk that the supply of low-carbon alternative fuels outstrips demand, resulting in the value of carbon credits declining. Any such declines could mean that the economic benefits from our efforts to de-carbonize the Luverne Facility might not be realized. Any decline in the value of carbon credits associated with our products could have a material adverse effect on our results of operations, cash flow and financial condition.

The United States ethanol industry is highly dependent upon certain federal and state legislation and regulation and any changes in legislation or regulation could have a material adverse effect on our results of operations, cash flows and financial condition.

 The EPA has implemented the RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. The domestic market for ethanol is significantly impacted by federal mandates under the RFS program for volumes of renewable fuels (such as ethanol) required to be blended with gasoline. Future demand for ethanol will be largely dependent upon incentives to blend ethanol into motor fuels, including the price of ethanol relative to the price of gasoline, the relative octane value of ethanol, constraints in the ability of vehicles to use higher ethanol blends, the RFS, and other applicable environmental requirements. Any significant increase in production capacity above the RFS minimum requirements may have an adverse impact on ethanol prices.

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

The market for biofuels is heavily influenced by foreign, federal, state and local government laws, regulations and policies.  Changes in these laws, regulations and policies or how these laws, regulations and policies are implemented and enforced could cause the demand for biofuels to decline and deter investment in the research and development of biofuels.

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

Additionally, like the ethanol facilities that we Retrofit, our isobutanol plants will emit greenhouse gases. Any changes in state or federal emissions regulations, including the passage of cap-and-trade legislation or a carbon tax, could limit our production of isobutanol and iDGs and increase our operating costs, which could have a material adverse effect on our business, financial condition and results of operations. The results of U.S. elections could lead to changes in federal or state laws and regulations that could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

                Additionally, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors or agents. Even with implementation of policies, training and internal controls designed to reduce the risk of corrupt payments, our employees, vendors or agents may violate our policies. Our international partnerships may significantly increase our exposure to potential liability. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.`

Risks Related to Owning Our Securities

The market price of our common stock may be adversely affected by the future issuance and sale of additional shares of our common stock or by our announcement that such issuances and sales may occur.

We cannot predict the size of future issuances or sales of shares of our common stock in connection with future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of shares of our common stock or the announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.

We may not be permitted by the agreements governing our indebtedness, including our secured indebtedness with Whitebox, to repurchase our warrants and we may not have the ability to do so.

Under certain circumstances, if a “fundamental transaction” or “extraordinary transaction” (as such terms are defined in our various warrants) occurs, holders of our warrants may require us to repurchase, for cash, the remaining unexercised portion of such warrants for an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of our warrants. Our ability to repurchase our warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase our warrants. In addition, any such repurchase of our warrants may result in a default under the agreements governing our indebtedness, including our secured indebtedness with Whitebox, unless we are able to obtain such lender’s consent prior to the taking of such action. If we were unable to obtain such consent, compliance with the terms of our warrants would trigger an event of default under such agreements.

Future issuances of our common stock or instruments convertible or exercisable into our common stock, including in connection with conversions of our 2020 Notes or exercises of warrants, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.

In order to fund our business over the past few years, we have raised capital by issuing common stock and warrants in underwritten public offerings because no other reasonable sources of capital were available. These underwritten public offerings of common stock and warrants have materially and adversely affected the prevailing market prices of our common stock and caused significant dilution to our stockholders. We anticipate that for the foreseeable future we will continue to raise capital through these dilutive public offerings of common stock and warrants.

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

                As of December 31, 2018, we had approximately $13.8 million in outstanding 2020 Notes, which were convertible into 1,071,674 shares of our common stock (after giving effect to the Reverse Stock Split) at the conversion rate in effect on December 31, 2018. The 1,071,674 shares includes 135,714 shares of common stock (in each case, after giving effect to the Reverse Stock Split) that may be issuable from time to time in the event that we pay a portion of the interest on the 2020 Notes in kind or elect to pay make-whole payments due upon conversion of the 2020 Notes, if any, in shares of common stock. The anticipated conversion of the outstanding 2020 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2020 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value.

The market price of shares of our common stock has experienced significant price and volume fluctuations. We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

●	actual or anticipated fluctuations in our liquidity, financial condition and operating results;
●	the position of our cash and cash equivalents;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	announcements of technological innovations by us, our partners or our competitors;
●	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;
●	our ability to consistently produce commercial quantities of ethanol and isobutanol at the Luverne Facility and ramp up production to nameplate capacity;
●	our ability to repay our indebtedness when it becomes due;
●	our ability to refinance, restructure or convert our current and future indebtedness;
●	additions or losses of customers or partners;
●	our ability to obtain certain regulatory approvals for the use of our ethanol and isobutanol in various fuels and chemicals markets;
●	commodity prices, including oil, ethanol and corn prices;
●	additions or departures of key management or scientific personnel;
●	competition from existing products or new products that may emerge;
●	issuance of new or updated research reports by securities or industry analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	litigation involving us, our general industry or both;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcements or expectations of additional financing efforts or the pursuit of strategic alternatives;

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock, regardless of our operating performance, and cause the value of your investment to decline. Because our 2020 Notes are convertible into our common stock and our warrants are exercisable into our common stock, volatility or a reduction in the market price of our common stock could have an adverse effect on the trading price of our 2020 Notes and our warrants. Holders who receive common stock upon exercise of our warrants will also be subject to the risk of volatility and a reduction in the market price of our common stock.

In addition, significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock and could cause material changes to the volume of our common stock traded on Nasdaq. “Short selling” is the sale of a security that the seller does not own, including a sale that is completed by the seller's delivery of a “borrowed” security (i.e. the short seller's promise to deliver the security).

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

The price of our common stock could also be affected by possible sales of common stock by investors who view our 2020 Notes or warrants as a more attractive means of equity participation in us and by hedging or engaging in arbitrage activity involving our common stock.  The hedging or arbitrage could, in turn, affect the trading prices of our warrants, if any trading market becomes established, or any common stock that holders receive upon exercise of such warrants.

Sales of a substantial number of shares of our common stock or securities linked to our common stock, such as our 2020 Notes and warrants (should an established market for such securities then exist), in the public market could occur at any time. These sales, or the perception in the market that such sales may occur, could reduce the market price of our common stock.

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

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations are described in this Report and other reports that we have filed with the SEC. Accordingly, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

The indebtedness under our 2020 Notes are secured by substantially all of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations.

Indebtedness under our 2020 Notes is secured by a first lien, on substantially all of our assets. Accordingly, if an event of default were to occur under our credit facilities, holders of our 2020 Notes would have a priority right to our assets, to the exclusion of our general creditors, in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them, resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for distribution to holders of our equity securities.

The terms of the agreements governing our indebtedness, including the indenture governing our 2020 Notes, may restrict our ability to engage in certain transactions.

The terms of the agreements governing our indebtedness, including the indenture governing the 2020 Notes, may prohibit us from engaging in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness, acquiring or merging with other entities, or making dividends and other restricted payments unless we receive the prior approval of the requisite lenders or the requisite holders of the 2020 Notes. If we are unable to obtain such approval, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to repay such indebtedness in full.

The indenture governing the 2020 Notes may prohibit us from engaging in certain mergers or acquisitions and if a fundamental change of the Company occurs prior to the maturity date of the 2020 Notes, holders of the 2020 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2020 Notes and, in certain circumstances, to pay the holders of the 2020 Notes a make-whole payment equal to the aggregate amount of interest that would have been payable on such 2020 Notes from the repurchase date through the maturity date of such 2020 Notes. With respect to the 2020 Notes, we have the right to increase the conversion rate of the 2020 Notes by any amount for a period of at least 20 business days if our board of directors determines that such increase would be in our best interest. In addition, if a fundamental transaction occurs, holders of some of our warrants will have the right, at their option, to require us to repurchase the unexercised portion of such warrants for an amount in cash equal to the value of such warrants, as determined in accordance with the Black Scholes option pricing model and the terms of such warrants. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

The conversion or exercise prices, as applicable, of the 2020 Notes and warrants can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The conversion price of the 2020 Notes can fluctuate in certain circumstances, including in the event that there is a dividend or distribution paid on shares of our common stock or a subdivision, combination or reclassification of our common stock. In such instances, the conversion price of the 2020 Notes can fluctuate materially lower than the current conversion price of $14.72 per share or 0.0679 shares per $1.00 of principal.

The number of shares of common stock for which certain of our warrants, are exercisable may be adjusted in the event that we undertake certain stock dividends, splits, combinations, distributions, and the price at which such shares of common stock may be purchased upon exercise of the warrants may be adjusted in the event that we undertake certain issuances of common stock or convertible securities at prices lower than the then-current exercise price for the warrants. As a result of these provisions, the exercise price of the warrants that we issued [August 2014, May 2015, December 2015, March 2016 and February 2017] may be subject to adjustment in connection with future offerings. These provisions could result in substantial dilution to investors in our common stock.

The interest rates of the 2020 Notes can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The interest rates of the 2020 Notes can fluctuate in certain circumstances, including in the event of a default of our obligations under the indenture governing the 2020 Notes or the registration rights agreements, if any, entered into in connection with such notes. In addition, the interest on the 2020 Notes may be payable in-kind. As we may pay a portion of the interest on the 2020 Notes in kind, by either increasing the principal amount of the outstanding 2020 Notes or issuing additional 2020 Notes, any increase to the interest rate applicable to the 2020 Notes could result in additional dilution to investors in our common stock.

We may not have the ability to pay interest on the 2020 Notes, repurchase or redeem the 2020 Notes, if applicable, or repay the 2020 Notes at maturity.

If we elect to redeem the 2020 Notes prior to their maturity on March 15, 2020, the redemption price of any 2020 Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the 2020 Notes, to repurchase or redeem the 2020 Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the 2020 Notes, to repurchase or redeem the 2020 Notes, to pay any cash amounts that may become due upon conversion of the 2020 Notes or repay the 2020 Notes at maturity, or that our cash needs will not increase. In addition, any such repurchase or redemption of the 2020 Notes, even if such action would be in our best interests, may result in a default under the agreements governing our indebtedness unless we are able to obtain the applicable lender’s consent prior to the taking of such action.

Our failure to repurchase tendered 2020 Notes at a time when the repurchase is required by the indenture governing the 2020 Notes would constitute a default under such notes and would permit holders of such notes to accelerate our obligations under the 2020 Notes. Such default may also lead to a default under the agreements governing any of our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the 2020 Notes or make cash payments upon conversions thereof.

If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of our indebtedness, obtain additional funds through public or private debt or equity financings, reduce expenditures or sell assets that we deem necessary to our business. Our ability to take some or all of these actions will be subject to certain limitations in the agreements governing our indebtedness, including the 2020 Notes, and we cannot assure you that any of these measures would be possible or that any additional financing could be obtained on favorable terms, or at all. The inability to obtain additional financing on commercially reasonable terms could have a material adverse effect on our financial condition, which could cause the value of your investment to decline. Additionally, if we were to conduct a public or private offering of securities, any new offering would be likely to dilute our stockholders’ equity ownership.

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

Our ability to raise capital may be limited by the Securities Act and SEC rules and regulations.

Under current SEC rules and regulations, if the aggregate market value of our common stock held by non-affiliates, or public float, falls to less than $75 million (calculated as set forth in Form S-3 and SEC rules and regulations) at the time of filing of our next Annual Report on Form 10- K, the amount we can raise through primary public offerings of our securities in any twelve-month period using a registration statement on Form S- 3 will be limited to one-third of our public float. Alternative means of raising capital through sales of our securities, including through the use of a “long form” registration statement on Form S-1 registration statement or in private placements  of equity or debt securities, may be more costly and time-consuming and more difficult to market to potential investors, which may have a material adverse effect on our ability to raise capital, our liquidity position and strategy.

The issuance of share-based payment awards under our stock incentive plan may cause dilution to our existing stockholders and may affect the market price of our common stock.

We have used, and in the future we may continue to use, stock options, stock grants and other equity-based incentives, either pursuant to 2010 Stock Incentive Plan (as amended and restated, the “2010 Plan”), or outside of the 2010 Plan, to provide motivation and compensation to our directors, officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price.

As of December 31, 2018, there were 813 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of our warrants.

As of December 31, 2018, there were 2,630 shares of common stock available for future grant under our 2010 Plan and 190 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested.

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

Until holders of our warrants acquire shares of our common stock upon exercise of their warrants, they will have no rights with respect to the shares of our common stock underlying such warrants, except for those rights set forth in the applicable warrant. Upon exercise of such warrants, such holders of our warrants will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

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

We do not have any control over securities or industry analysts. If one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our common stock price would likely decline which in turn would likely cause a decline in the value of our warrants and 2020 Notes. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our common stock price and the price of our warrants and 2020 Notes to decline or the trading volume of such securities to decline.

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

Our corporate headquarters and research and development laboratories, included in our Gevo, Inc, segment, are located in Englewood, Colorado. In January 2016, we amended our lease to extend the term until July 2021 and to reduce the amount of leased space from 29,865 square feet to approximately 19,241 square feet, effective July 2016.  We believe that the facility with the reduced square footage will be adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

We own and operate an ethanol and isobutanol production facility located in Luverne, Minnesota on approximately 55 acres of land and contains approximately 50,000 square feet of building space. The production facility was originally constructed in 1998. The land and buildings are subject to a mortgage lien and security interest to secure the obligations under our 2020 Notes.

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

The Company's common stock is listed and traded on the Nasdaq Capital Market under the symbol "GEVO".

Holders of Record

As of February 28, 2019, there were approximately 21 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividends

No cash dividends have been paid on our common stock to date, nor do we anticipate paying dividends in the foreseeable future. Any future determination to declare cash dividends on our common stock will be made at the discretion of our Board of Directors, subject to compliance and limitations under our debt arrangements.

Performance Graph

Set forth below is a graph comparing the annual change in the cumulative total return of Gevo’s common stock with the cumulative total return of the Standard & Poor’s SmallCap 600 Value Index and with the Nasdaq Clean Edge Green Energy Index over the period December 31, 2013 through December 31, 2018.

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

 Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a next generation “low-carbon” fuel company focused on the development and commercialization of renewable alternatives to petroleum-based products. Low-carbon fuels reduce the carbon intensity, or the level of greenhouse gas emissions, compared to standard fossil-based fuels across their lifecycle. The most common low-carbon fuels are renewable fuels. We are focused on the development and production of mainstream fuels like jet fuel and gasoline using renewable feedstocks that have the potential to lower greenhouse gas emissions at a meaningful scale and enhance agricultural production, including food and other related products. In addition to serving the low-carbon fuel markets, we can also serve markets for the production of chemical intermediate products for solvents, plastics, and building block chemicals using our technologies.

Our proven production technologies target what we believe to be large potential markets of renewable fuels and related chemicals that can compete directly against petrochemical products depending on the price of oil and the value of carbon intensity reductions. Renewable fuels are one of the few fuel products where the value for renewable carbon has already been established, particularly in the United States and the European Union. We believe that the demand for low-carbon fuels and renewable chemicals will continue to grow in the future.

Outlook for 2019

In 2019, we intend to continue to develop the markets for our renewable isooctane, jet fuel and isobutanol products made from isobutanol and ethanol, including the value-added animal feed and protein products.  We plan to decarbonize the Luverne Facility which will lower the carbon footprint of the products we produce.  The resulting low-carbon ethanol is expected to generate improved margins, the results of which we expect to be realized beginning in 2020, depending on project completion schedules.  In addition to establishing the infrastructure to decarbonize the Luverne Facility and improve the profitability of the Luverne Facility, we intend to enter into binding, financeable supply contracts for jet fuel, on-road gasoline with isooctane, and isobutanol.  We believe that the combination of these agreements, along with the expected financeable nature of these contracts, will help enable us to finance the build-out the Luverne Facility.

The focus for operational, sales and market development activities in 2019 is expected to be the following:

●	Enter into binding, financeable jet fuel off-take contracts for general business aviation and commercial aviation.

●	Enter into binding, financeable off-take contracts for isooctane for use in on-road gasoline.

●	Continue to develop the oxygenated ethanol free gasoline market using isobutanol, primarily in reformulated gasoline or RFG areas. We plan to increase its distribution network, and add additional regions, broadening our distribution footprint. We intend to use isobutanol in inventory to develop these sales.

●	Continue to produce jet fuel and isooctane at the production facility at South Hampton Resources, Inc. in Silsbee, Texas using previously inventoried renewable isobutanol as a feedstock.

●	Use the agreement with HCS to obtain financing for and begin construction of a 1 MGPY isooctane and jet plant to be located at the Luverne Facility. The 1 MGPY hydrocarbon plant would increase Gevo’s hydrocarbon production capabilities by a factor of 10 and allow Gevo to better develop the markets for jet fuel and isooctane. As part of the 1 MGPY hydrocarbon plant project, Gevo expects to also improve the production assets for isobutanol with the goal of lowering the cost of isobutanol production.

●	Sell approximately 18 million gallons or more of ethanol.

●	Begin selling value-added animal feed, protein products, and corn oil which is expected to improve the profitability of the Luverne Facility. The total amount of animal feed product expected to be sold is greater than 50,000 metric tons.

Luverne Facility Update

As previously announced, we are undertaking several initiatives to improve the profitability of the Luverne Facility. Specifically, we are adapting and optimizing the Luverne Facility’s energy and equipment infrastructure to use lower amounts of lower fossil-based energy sources to lower the carbon intensity score of our products and decrease our production costs. We are also installing a process, the Shockwave Process, to fractionate corn to enable more feed and food products to be sold from the Luverne Facility that should increase revenues and profitability at the Luverne Facility.  The Shockwave Process is expected to be operational during the first half of 2019. In addition, we are currently evaluating the implementation of one or more of the following systems or technologies to further lower our use of fossil-based energy sources at the Luverne Facility: combined heat and power systems; manure biogas, wind power and certain other expansion and energy reduction technologies. We expect that by approximately the end of 2020 we will have completed certain projects at our Luverne Facility to improve the carbon intensity score of our products that will increase the value of our ethanol and related products and that should translate into increased revenues for us as a result of the credits associated with our renewable fuels under LCFS and/or RFS. We expect this 'de-carbonization' process will benefit future production expansions at the Luverne Facility if implemented.

 As previously disclosed, during 2017, we hired a third-party engineering firm to test the structural integrity of two of our three carbon steel production fermentation vessels. The results of the testing indicate that one of these fermentation vessels had at least one more year of life before needing repair, and the other one had approximately two months of life remaining. In the middle of 2018, we hired a third-party engineering firm to test the third carbon steel fermenter.  The results indicated the vessel had approximately 1 year of useful life remaining.  Besides these three carbon steel production fermenters, we have two stainless steel production fermenters.

Recently, we decided to repair two of the carbon steel fermentation vessels. Repairs are expected to be completed by the second quarter of 2019, at an estimated cost of approximately $0.6 million. After the repairs, the estimated useful life of the vessels is expected to be twenty-years.

Financial Condition

For the year ended December 31, 2018, we incurred a consolidated net loss of $28.0 million and had an accumulated deficit of $429.3 million. Our cash and cash equivalents at December 31, 2018 totaled $33.7 million, which is primarily being used for the following: (i) operating activities of our Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service obligations.

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

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure and securing sufficient financing for the expansion of the Luverne Facility or a facility at another suitable location.  We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

	Years Ended December 31,
(in thousands)	2018	2017	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$31,641	$26,279	$5,362
Hydrocarbon revenue	1,197	1,029	168
Grant and other revenue	25	228	(203)
Total revenues	32,863	27,536	5,327

Cost of goods sold	41,568	38,165	3,403

Gross loss	(8,705)	(10,629)	1,924

Operating expenses
Research and development expense	5,374	5,182	192
Selling, general and administrative expense	8,122	7,471	651
Total operating expenses	13,496	12,653	843

Loss from operations	(22,201)	(23,282)	1,081

Other (expense) income
Interest expense	(3,237)	(2,951)	(286)
(Loss) on exchange or conversion of debt	(2,202)	(4,933)	2,731
(Loss)/Gain from change in fair value of derivative warrant liability	(2,976)	5,101	(8,077)
Gain from change in fair value of 2020 Notes embedded derivative	2,637	1,751	886
(Loss) from change in fair value of 2017 Notes	–	(339)	339
Other income	3	23	(20)
Total other (expense) income	(5,775)	(1,348)	(4,427)

Net loss	$(27,976)	$(24,630)	$(3,346)

Revenue. During the year ended December 31, 2018, we recognized revenue of $31.6 million associated with the sale of 19.4 million gallons of ethanol, as well as isobutanol and related products, an increase of $5.4 million from the year ended December 31, 2017, primarily related to increased production and sales of ethanol at the Luverne Facility.  Hydrocarbon revenue increased $0.2 million during the year ended December 31, 2018 primarily as a result of greater shipments of finished products from our demonstration plant located at the South Hampton Facility. Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Grant and other revenue was $25,000 during the year ended December 31, 2018, down $0.2 million compared to the same period in 2017, primarily as a result of the Company’s contract with the NARA ending in 2017.

Cost of goods sold. Our cost of goods sold during the year ended December 31, 2018 included $35.3 million associated with the production of ethanol, isobutanol and related products and $6.3 million in depreciation expense. Cost of goods sold increased $3.4 million during the year ended December 31, 2018, primarily due to increased production and sales of ethanol as compared to the prior year.

Research and development expense. Research and development expenses increased $0.2 million during the year ended December 31, 2018 compared to the prior year, primarily due to an increase in facility expansion fees related to the South Hampton Facility.

Selling, general and administrative expense. Selling, general and administrative expenses increased $0.7 million during the year ended December 31, 2018 compared to the prior year primarily from increases of $0.3 million in accounting and professional fees, $0.1 million in legal expenses, $0.4 million in consulting expenses, and $0.2 million increase in property and franchise tax expense, partially offset by a $0.2 million decrease in employee related expenses.

Loss on exchange or conversion of debt. During the year ended December 31, 2018, we incurred a loss of $2.2 million resulting from the exchange of approximately $3.2 million of our 2020 Notes for our common stock.

Loss from change in fair value of derivative warrant liability. During the year ended December 31, 2018, we recognized a loss of $3.0 million primarily as a result of the increase in the fair value of the derivative warrant liability at the time certain of our outstanding warrants were exercised in 2018 due to the increase in the price of our common stock at the time of exercise.

Gain from change in fair value of 2020 Notes embedded derivative. During the year ended December 31, 2018, the estimated fair value of the 2020 Notes embedded derivative liability decreased, resulting in a non-cash gain of $2.6 million primarily due to the decrease in the price of our common stock since June 20, 2017 issuance date.

Comparison of the years ended December 31, 2017 and 2016

	Years Ended December 31,
(in thousands)	2017	2016	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$26,279	$24,613	$1,666
Hydrocarbon revenue	1,029	1,929	(900)
Grant and other revenue	228	671	(443)
Total revenues	27,536	27,213	323

Cost of goods sold	38,165	37,017	1,148

Gross loss	(10,629)	(9,804)	(825)

Operating expenses
Research and development expense	5,182	5,216	(34)
Selling, general and administrative expense	7,471	8,965	(1,494)
Total operating expenses	12,653	14,181	(1,528)

Loss from operations	(23,282)	(23,985)	703

Other (expense) income
Interest expense	(2,951)	(7,837)	4,886
(Loss) on exchange or conversion of debt	(4,933)	(763)	(4,170)
(Loss) on extinguishment of warrant liability	-	(918)	918
Gain from change in fair value of derivative warrant liability	5,101	1,783	3,318
Gain from change in fair value of 2020 Notes embedded derivative	1,751	-	1,751
(Loss) from change in fair value of 2017 Notes	(339)	(4,204)	3,865
(Loss) on issuance of equity	-	(1,519)	1,519
Other income	23	215	(192)
Total other (expense) income	(1,348)	(13,243)	11,895

Net loss	$(24,630)	$(37,228)	$12,598

Revenue. During the year ended December 31, 2017, we recognized revenue of $26.3 million associated with the sale of 15.6 million gallons of ethanol, as well as isobutanol and related products, an increase of $1.7 million from the year ended December 31, 2016 primarily related to increased production and sales at the Luverne Facility.  Hydrocarbon revenue decreased during the year ended December 31, 2017 primarily as a result of lower shipments of finished products from our demonstration plant located at the South Hampton Facility. Grant and other revenue was $0.2 million during the year ended December 31, 2017, down $0.4 million on as compared to the same period in 2016, primarily as a result of the Company’s contract with the NARA ending in 2017.

Cost of goods sold. Our cost of goods sold during the year ended December 31, 2017 compared to the prior year included $32.0 million associated with the production of ethanol, isobutanol and related products and $6.2 million in depreciation expense. Cost of goods sold increased $1.1 million during the year ended December 31, 2017 compared to the prior year, primarily due to increased production and sales of ethanol as compared to the prior year.

Research and development expense. Research and development expenses decreased during the year ended December 31, 2017, primarily due to a $0.3 million decrease in depreciation expenses.

Selling, general and administrative expense. The decrease of $1.5 million in selling, general and administrative expenses during the year ended December 31, 2017 compared to the prior year primarily resulted from decreases of $0.6 million in salary related expenses, $0.2 million in legal expenses, and $0.5 million in consulting expenses.

Loss on exchange or conversion of debt. During the year ended December 31, 2017, we incurred a loss of $0.9 million due to the exchange of a portion of our 2022 Notes for our common stock and a $3.9 million loss on the exchange of our 2017 Notes for our 2020 Notes.

Gain from change in fair value of derivative warrant liability. In December 2013, August 2014, February 2015, May 2015, December 2015, April 2016, September 2016 and February 2017, we issued warrants to purchase our common stock which are recorded at fair value each reporting period. During the year ended December 31, 2017, the estimated fair value of the derivative warrant liability decreased primarily due to a decline in the price of our common stock, and as a result, we reported a $5.1 million gain for the year ended December 31, 2017.

Gain from change in fair value of 2020 Notes embedded derivative. During the year ended December 31, 2017, the estimated fair value of the 2020 Notes embedded derivative liability decreased, resulting in a non-cash gain of $1.8 million primarily due to the decrease in the price of our common stock from the June 20, 2017 issuance date.

Loss from change in fair value of the 2017 Notes. During the year ended December 31, 2017, we reported a $0.3 million loss associated with the increase in fair value of the 2017 Notes, primarily as a result of the decrease in the time to maturity during the period of time the 2017 Notes were still outstanding in 2017.

Revenues, Cost of Goods Sold and Operating Expenses

Revenues

During 2018, 2017 and 2016, we generated revenue primarily from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel, and isooctane derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Our cost of goods sold during the years ended December 31, 2018, 2017 and 2016 primarily includes costs directly associated with ethanol production and initial operations for the production of isobutanol at the Luverne Facility such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

Liquidity and Capital Resources

Since our inception in 2005, we have devoted most of our cash resources to manufacturing ethanol, isobutanol and related products, research and development and selling, general and administrative activities related to the commercialization of isobutanol, as well as related products from renewable feedstocks. We have incurred losses since inception and expect to incur losses through at least 2020. We have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(15,851)	$(20,627)
Net cash used in investing activities	(2,233)	(1,906)
Net cash provided by financing activities	40,265	6,198

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

During the year ended December 31, 2018, we used $15.9 million in cash for operating activities due to a net loss of $28.0 million, excluding the impact of $11.3 million in non-cash expenses, and $0.8 million net cash increase associated with an decrease in working capital primarily a result of a decreases in both receivables and inventories.

During the year ended December 31, 2017, we used $20.6 million in cash for operating activities due to a net loss of $24.6 million, offset by the impact of $6.4 million in non-cash expenses, and $2.4 million net cash used due to an increase in working capital primarily as a result of a paydown of accounts payable coupled with an increase in accounts receivable.

Investing Activities

During the year ended December 31, 2018, we used $2.2 million in cash for investing activities related to capital expenditures at our Luverne Facility.

During the year ended December 31, 2017, we used $1.9 million in cash for investing activities, all of which was related to capital expenditures at our Luverne Facility.

Financing Activities

During the year ended December 31, 2018, we generated $40.3 million in cash from financing activities primarily related to $39.4 million in proceeds from issuance of common stock, and $1.3 million in proceeds from the exercise of warrants.

During the year ended December 31, 2017, we generated $6.2 million in cash from financing activities primarily related to $11.0 million in proceeds from issuance of common stock, $2.6 million release of restricted cash, and $3.4 million in proceeds from the exercise of warrants. These gains in cash were offset by $9.8 million in principal payments to Whitebox, and $1.1 million in equity and debt offering costs.

2020 Notes

On April 19, 2017, we entered into the an Exchange and Purchase Agreement (the "Purchase Agreement") with the WB Gevo, LTD (the "Holder"), the holder of the 2017 Notes, and Whitebox Advisors LLC, in its capacity as representative of the Holder. Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). As noted above, on June 20, 2017, we completed the Exchange, terminated the indenture by and among the Company, its subsidiaries in their capacity as guarantors, and Wilmington Savings Fund Society, FSB, as trustee (the "2017 Notes Indenture") and cancelled the 2017 Notes. As of December 31, 2017, the outstanding principal on the 2020 Notes was $16.7 million, including paid-in-kind interest.

The 2020 Notes mature on March 15, 2020. The 2020 Notes bear interest at a rate equal to 12% per annum (with 2% potentially payable as PIK Interest (as defined and described below) at our option), payable on March 31, June 30, September 30, and December 31 of each year. Under certain circumstances, we have the option to pay a portion of the interest due on the 2020 Notes by either (a) increasing the principal amount of the 2020 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”).

The 2020 Notes are convertible into shares of our common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes is equal to $14.72 per share of common stock, or 0.0679 shares of common stock per $1 principal amount of 2020 Notes (the “Conversion Price”).

See Note 9, Debt, to our consolidated financial statements included herein for further discussion of the 2020 Notes.

2022 Notes

In July 2012, we issued and sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of cash discounts and issue costs, respectively. The 2022 Notes bore interest at 7.5% which was to be paid semi-annually in arrears on January 1 and July 1 of each year commencing on January 1, 2013.

 In the first quarter of 2018, we issued an aggregate of 780,303 shares of our common stock in exchange for the redemption of the then remaining $515,000 in outstanding 2022 Notes. As a result of this exchange, all obligations under the 2022 Notes have been fully satisfied.

At-the-Market Offering Program.

In February 2018, we commenced an at-the-market offering program, which initially allowed us to sell and issue up to $5.0 million of shares of our common stock. The at-the-market offering program was amended multiple times in June 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. As of December 31, 2018, we have remaining capacity to issue and sell up to approximately $44.6 million of additional shares of common stock under the at-the-market offering program.

During the year ended December 31, 2018, we issued 6,936,930 shares of common stock (after giving effect to the Reverse Stock Split under the at-the-market offering program for gross proceeds of $40.3 million. We paid commissions to our sales agent of approximately $0.9 million and incurred other offering related expenses of $0.4 million during the year ended December 31, 2018. During the three months ended December 31, 2018, we issued 545,313 shares of common stock under the at-the-market offering program for gross proceeds of $2.5 million. We paid commissions to our sales agent of approximately $0.1 million and incurred other offering related expenses of less than $0.1 million.

We issued 3,244,941 shares of common stock, for gross proceeds of $9.9 million after December 31, 2018.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at December 31, 2018 (in thousands).

	Less than 1 year	1-3 years	4 - 5 years	Thereafter	Total
Principal debt payments (1)	$-	$14,112	$-	$-	$14,112
Interest payments on debt (2)	1,388	297	-	-	1,685
Other contractual commitments (3)	291	261	56	-	608
Operating leases (4)	1,414	873	-	-	2,287
Insurance and Maintenance	94	196	208	-	498
Total	$3,187	$15,738	$264	$-	$19,189

(1)	Principal debt payments include the principal amounts of the outstanding 2020 Notes.

(2)	Interest payments due to holders of the 2020 Notes.

(3)	Contracts securing minimum guaranteed capacity on third party pipeline infrastructure providing natural gas to our Luverne Facility.

(4)	Commitments for operating leases primarily relate to our leased facility in Englewood, Colorado and our lease for rail cars for ethanol and isobutanol shipments.

The table above reflects only payment obligations that are fixed and determinable. The above amounts exclude potential payments to be made under our license and other agreements that are based on the achievement of future milestones or royalties on product sales.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements, or relationships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP, in the U.S. requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

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

Accounting for Senior Secured Debt, Convertible Notes and Embedded Derivative

2020 Notes

See "Liquidity and Financial Resources—2020 Notes" above and Note 9, Debt, to our consolidated financial statements included herein for further discussion of the 2020 Notes.

2022 Notes and Embedded Derivative

See “—Liquidity and Financial Resources—2022 Notes.”

The Company had concluded that the embedded derivatives within the 2020 Notes required separation from the host instrument and was re-valued each reporting period, with changes in the fair value of the embedded derivative recognized as a component of the Company’s consolidated Statements of Operations. In January 2018, the Company entered into a private exchange agreement with a holder of the 2022 Notes to exchange the remaining $0.5 million of outstanding principal amount of the 2022 Notes for an aggregate of 780,303 shares of common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes, including any remaining obligations under the 2022 Notes embedded derivative. Accordingly, the fair value of the 2022 Notes embedded derivative was zero as of December 31, 2018.

Derivative Warrant Liability

The following sets forth information pertaining to shares underlying warrants outstanding as of December 31, 2018:

	Issuance Date	Expiration Date	Exercise Price as of December 31, 2018	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of December 31, 2018	Shares Underlying Warrants Outstanding as of December 31, 2018 (1)
2014 Warrants	08/05/2014	08/05/2019	$65.50	2,500	1,526	974
Series A Warrants	02/03/2015	02/03/2020	$3.80	5,542	5,222	320
Series C Warrants	05/19/2015	05/19/2020	$53.43	1,075	–	1,075
Series D Warrants	12/11/2015	12/11/2020	$40.00	25,125	25,078	47
Series F Warrants	04/01/2016	04/01/2021	$40.00	25,733	11,692	14,041
Series I Warrants	09/13/2016	09/13/2021	$220.00	35,650	–	35,650
Series K Warrants	02/17/2017	2/17/2022	$3.80	312,516	308,660	3,856
				408,141	352,178	55,963

(1)	This table does not include equity-classified warrants issued in 2011, to purchase 6 shares of common stock with a strike price of $345 per share.

The agreements governing the above warrants include the following terms:

•

certain warrants have exercise prices which are subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock or instruments convertible into our common stock at a price per share less than the exercise price of the respective warrants;

•

warrant holders may exercise the warrants through a cashless exercise if, and only if, we do not have an effective registration statement then available for the issuance of the shares of our common stock. If an effective registration statement is available for the issuance of our common stock, a holder may only exercise the warrants through a cash exercise;

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

Based on these terms, we determined that all warrants issued since 2013 (the “Warrants”) qualify as derivatives and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $22,000 and $2.0 million as of December 31, 2018 and December 31, 2017, respectively. The decrease in the estimated fair value of the Warrants outstanding as of December 31, 2018 represents an unrealized gain which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations.

During the year ended December 31, 2018, common stock was issued as a result of exercise of Warrants as described below:

	Twelve Months Ended December 31, 2018
	Common Stock Issued	Proceeds
Series A Warrants	251	$1,054
Series K Warrants	300,660	1,262,712
	300,911	$1,263,766

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

We evaluated our long-lived assets for impairment as of December 31, 2018. This evaluation included comparing the carrying amount our long-lived assets to the undiscounted future cash flows of our consolidated net assets as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

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

Based upon our evaluation at December 31, 2018, we concluded that the estimated undiscounted future cash flows from Luverne exceeded the carrying value of the Luverne Facility and, as such, these assets were not impaired. Although our cash flow forecasts are based on assumptions that are consistent with our planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, we may make changes to our business plan that could result in changes to the expected cash flows. As a result, it is possible that a long- lived asset may be impaired in future reporting periods.

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

Revenue Recognition

Revenue Recognition. We record revenue from the sale of hydrocarbon products, ethanol and related products, including the sale of corn inventory. We recognize revenue when all of the following criteria are satisfied: (i) it has identified a contract with a customer; (ii) it has identified the performance obligations of the customer; (iii) it has determined the transaction price; (iv) it has allocated the transaction price to the identified performance obligations in the contract with the customer; (v) satisfied each individual performance obligation with the contract with a customer.

Ethanol and related products as well as hydrocarbon products are generally shipped free on board shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability with our customers. In accordance with our agreements for the marketing and sale of ethanol and related products, commissions due to marketers were deducted from the gross sales price at the time payment was remitted. Ethanol and related products sales were recorded net of commissions and shipping and handling costs.

Revenue related to government research grants and cooperative agreements is recognized in the period during which the related costs are incurred, provided that the conditions under the awards have been met and only perfunctory obligations are outstanding. Revenues related to the lease agreements are recognized on a straight-line basis over the term of the contract.

For the year ended December 31, 2018, Eco-Energy, accounted for approximately 72% of our consolidated revenue. For the years ended December 31, 2017 and 2016, C&N Ethanol Marketing, LLC accounted for approximately 76% and 71% of our consolidated revenue, respectively. In the same years, Purina accounted for approximately 21%, 17% and 17% of our consolidated revenue, respectively. All are customers of our Gevo Development/Agri-Energy segment. Given the production capacity compared to the overall size of the North American market and the fungible demand for our products, we do not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.

Recent Accounting Pronouncements

See Note 2 in Item 8. “Financial Statements and Supplemental Data,” of this Report, for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not Required

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gevo, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Gevo, Inc.(a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Changes in accounting principles

As discussed in Note 2 to the consolidated financial statements, in the first quarter of 2018, the Company changed its method of accounting for revenue due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Denver, Colorado

March 28, 2019

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$33,734	$11,553
Accounts receivable	526	1,054
Inventories	3,166	4,362
Prepaid expenses and other current assets	1,284	712
Total current assets	38,710	17,681

Property, plant and equipment, net	67,036	70,369
Deposits and other assets	1,289	803
Total assets	$107,035	$88,853

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,874	$4,011
2020 Notes embedded derivative liability	394	5,224
Derivative warrant liability	22	1,951
Total current liabilities	5,290	11,186

2020 Notes, net	12,554	13,491
2022 Notes	-	515
Other long-term liabilities	404	130
Total liabilities	18,248	25,322

Commitments and Contingencies (see Note 18)	–	–

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 8,640,583 and 1,090,553 shares issued and outstanding at December 31, 2018 and 2017, respectively. (See Note 2)	86	11
Additional paid-in capital	518,027	464,870
Accumulated deficit	(429,326)	(401,350)
Total stockholders' equity	88,787	63,531
Total liabilities and stockholders' equity	$107,035	$88,853

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue and cost of goods sold
Ethanol sales and related products, net	$31,641	$26,279	$24,613
Hydrocarbon revenue	1,197	1,029	1,929
Grant and other revenue	25	228	671
Total revenues	32,863	27,536	27,213

Cost of goods sold	41,568	38,165	37,017

Gross loss	(8,705)	(10,629)	(9,804)

Operating expenses
Research and development expense	5,374	5,182	5,216
Selling, general and administrative expense	8,122	7,471	8,965
Total operating expenses	13,496	12,653	14,181

Loss from operations	(22,201)	(23,282)	(23,985)

Other (expense) income
Interest expense	(3,237)	(2,951)	(7,837)
(Loss) on exchange or conversion of debt	(2,202)	(4,933)	(763)
(Loss)/Gain on extinguishment of warrant liability	-	-	(918)
Gain from change in fair value of 2020 Notes embedded derivative	2,637	1,751	-
(Loss)/Gain from change in fair value of derivative warrant liability	(2,976)	5,101	1,783
(Loss) from change in fair value of 2017 Notes	-	(339)	(4,204)
Loss on issuance of equity	-	-	(1,519)
Other income	3	23	215
Total other (expense) income	(5,775)	(1,348)	(13,243)

Net loss	$(27,976)	$(24,630)	$(37,228)

Net loss per share - basic and diluted	$(5.74)	$(30.23)	$(193.52)

Weighted-average number of common shares outstanding - basic and diluted	4,876,897	814,797	192,372

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE—December 31, 2015	54,018	$1	$387,817	$(339,492)	$48,326
Issuance of common stock under stock plans, net	139	–	–	–	–
Issuance of common stock, net of issue costs & warrants	124,005	1	34,223	–	34,224
Non-cash stock-based compensation	–	–	886	–	886
Issuance of common stock upon exercise of warrants	127,961	1	12,297	–	12,298
Issuance of common stock upon exchange or conversion of debt	47,589	–	10,758	–	10,758
Net loss	–	–	–	(37,228)	(37,228)

BALANCE—December 31, 2016	353,712	$4	$445,980	$(376,720)	$69,264
Issuance of common stock under stock plans, net	150	–	–	–	–
Issuance of common stock, net of issue costs & warrants	284,000	3	6,392	–	6,395
Non-cash stock-based compensation	–	–	421	–	421
Issuance of common stock upon exercise of warrants	308,000	3	3,426	–	3,429
Issuance of common stock upon exchange of debt	144,691	1	8,651	–	8,652
Net loss	–	–	–	(24,630)	(24,630)

BALANCE—December 31, 2017	1,090,553	$11	$464,870	$(401,350)	$63,531
Shares issued upon reverse stock split	12,261	–	–	–	–
Issuance of common stock under stock plans, net	119	–	–	–	–
Issuance of common stock, net of issue costs & warrants	6,936,930	69	38,877	–	38,946
Non-cash stock-based compensation	–	–	571	–	571
Issuance of common stock upon exercise of warrants	300,911	3	6,165	–	6,168
Issuance of common stock upon exchange of debt	299,809	3	7,544	–	7,547
Net loss	–	–	–	(27,976)	(27,976)

BALANCE—December 31, 2018	8,640,583	$86	$518,027	$(429,326)	$88,787

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net loss	$(27,976)	$(24,630)	$(37,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(Gain) from the change in fair value of derivative warrant liability	2,976	(5,101)	(1,783)
(Gain) from the change in fair value of the embedded derivative to the 2020 Notes	(2,637)	(1,751)	-
Loss from the change in fair value of 2017 Notes	-	339	4,204
Loss on exchange or conversion of debt	2,202	4,933	763
Loss on extinguishment of warrant liability	-	-	918
Loss on issuance of equity	-	-	1,519
Stock-based compensation	571	421	886
Depreciation and amortization	6,520	6,641	6,747
Non-cash interest expense	1,706	962	3,977
Other non-cash expenses	6	-	(1)
Changes in operating assets and liabilities:
Accounts receivable	528	68	269
Inventories	1,196	(904)	29
Prepaid expenses and other current assets	(630)	137	(119)
Accounts payable, accrued expenses, and long-term liabilities	(313)	(1,742)	(697)
Net cash used in operating activities	(15,851)	(20,627)	(20,516)

Investing Activities
Acquisitions of property, plant and equipment	(2,233)	(1,906)	(5,938)
Proceeds from sales tax refund for property, plant and equipment	-	-	-
Net cash used in investing activities	$(2,233)	$(1,906)	$(5,938)

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Financing Activities
Payments on secured debt	$-	$(9,791)	$(504)
Debt and equity offering costs	(392)	(1,095)	(3,144)
Proceeds from issuance of common stock and common stock warrants	39,394	11,044	28,661
Proceeds from the exercise of warrants	1,263	3,429	12,298
Net cash provided by financing activities	40,265	3,587	37,311

Net increase (decrease) in cash and cash equivalents	22,181	(18,946)	10,857

Cash, cash equivalents, and restricted cash
Beginning of year	11,553	30,499	19,642
Ending of year	$33,734	$11,553	$30,499

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

Supplemental disclosures of cash and non-cash investing	Year Ended December 31,
and financing transactions	2018	2017	2016
Conversion and exchanges of convertible debt for common stock	$3,701	$8,652	$10,758
Cash paid for interest	1,945	2,554	3,694
Non-cash purchase of property, plant and equipment	919	27	513
Discount due to exchange of 2017 Notes for 2020 Notes	–	3,009	–
Fair value of 2020 Notes embedded derivative upon exchange	2,193	6,975	–
Fair value of warrants at issuance and upon exercise, net	$4,905	$(4,353)	$6,668

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

1. Nature of Business and Financial Condition

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation "low-carbon" fuel company focused on the development and commercialization of renewable alternatives to petroleum-based products. Low-carbon fuels reduce the carbon intensity, or the level of greenhouse gas emissions ("GHG"), compared to standard fossil-based fuels across their lifecycle. The most common low-carbon fuels are renewable fuels. Gevo is focused on the development and production of mainstream fuels like gasoline and jet fuel using renewable feedstocks that have the potential to lower GHG at a meaningful scale and enhance agricultural production, including food and other related products. In addition to serving the low-carbon fuel markets, through Gevo's technology, Gevo can also serve markets for the production of chemical intermediate products for solvents, plastics and building block chemicals.

In addition to its ethanol production capabilities, the Company developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to make isobutanol and hydrocarbon products from isobutanol that can displace petrochemical incumbent products. The Company has been able to genetically engineer yeast, whereby the yeast produces isobutanol from carbohydrates. The Company’s technology converts its renewable isobutanol to alcohol-to-jet (“ATJ”), isooctane, isooctene, and para-xylene (building block for polyester) at its hydrocarbons demonstration plant located at South Hampton Resources located in Silsbee, Texas. In addition the Company’s production facility located in Luverne, Minnesota (the "Luverne Facility") has production capacity of about 20 million gallons per year of ethanol, 45-50 kilotons of animal feed, and 3 million pounds of corn oil.

As of December 31, 2018, the Company continues to engage in research and development, business development, business and financial planning, optimizing operations for low-carbon ethanol, isobutanol, and related hydrocarbons production and raising capital to fund future expansion of its Luverne Facility. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing certain capital improvements at the Luverne Facility to produce low-carbon ethanol side-by-side with low-carbon isobutanol; (ii) completing the Company's development activities resulting in commercial production and sales of low-carbon ethanol, isobutanol, or isobutanol derived products and/or technology; (iii) obtaining adequate financing to complete the Company's development activities, including the build out of low-carbon ethanol capacity and further isobutanol and hydrocarbon capacity (iv) gaining market acceptance and demand for the Company's products and services; (v) attracting and retaining qualified personnel; and (vi) the achievement of a level of revenues adequate to support the Company's cost structure.

Financial Condition. For the year ended December 31, 2018 and 2017, the Company incurred a consolidated net loss of $28.0 million and $24.6 million, respectively, and had an accumulated deficit of $429.3 million at December 31, 2018. The Company’s cash and cash equivalents at December 31, 2018 totaled $33.7 million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service obligations.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allowed it to sell and issue shares of its common stock.  The at-the-market offering program was amended multiple times during 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. As of December 31, 2018, the Company has remaining capacity to issue and sell up to approximately $44.6 million of additional shares of common stock under the at-the-market offering program.

During the year ended December 31, 2018, the Company issued 6,936,930 shares of common stock (after giving effect to the Reverse Stock Split (as defined below) under the at-the-market offering program for gross proceeds of $40.3 million. The Company paid commissions to its sales agent of approximately $0.9 million and incurred other offering related expenses of $0.5 million during the year ended December 31, 2018. During the three months ended December 31, 2018, the Company issued 545,313 shares of common stock, for gross proceeds of $2.5 million. The Company paid commissions to its sales agent of approximately $0.1 million and incurred other offering related expenses of less than $0.1 million.

The Company issued and sold 3,244,941 shares of common stock under the at-the-market offering program, for gross proceeds of $9.9 million after December 31, 2018.

Reverse Stock Split. On June 1, 2018, the Company effected a reverse stock split of the outstanding shares of its common stock by a ratio of one-for-twenty (the "Reverse Stock Split"), and its common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-basis on June 4, 2018. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this Reverse Stock Split.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements of Gevo include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation. The consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development, LLC and Agri-Energy, LLC) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the U.S. ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at December 31, 2018.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Accounts Receivable. The Company records receivables for products shipped and services provided but for which payment has not yet been received. As of December 31, 2018 and 2017, no allowance for doubtful accounts has been recorded, based upon the expected full collection of the accounts receivable. As of December 31, 2018, one customer, Eco-Energy, LLC ("Eco-Energy"), comprised 66% of the Company's outstanding trade accounts receivable. As of December 31, 2017, one customer, C&N Ethanol Marketing, LLC ("C&N Ethanol"), comprised 78% of the Company's outstanding trade accounts receivable.

Inventories. Inventory is recorded at net realizable value per Accounting Standard Update ("ASU") 2015-11 and cost of goods sold is determined by average cost method. Ethanol and isobutanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead costs. Spare Parts inventory consists of the parts required to maintain and operate the Company’s Luverne Facility and is recorded at cost.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Derivative Instruments. The Company evaluates its contracts for potential derivatives which Gevo, Inc. uses to raise capital. See Note 7 for a description of the Company’s accounting for embedded derivatives and Note 8 for a description of the Company’s derivative warrant liability. At issuance date, derivative warrant liabilities are initially recognized as a liability with a corresponding reduction in stockholders’ equity. Changes in the estimated fair value of the derivative warrant liability between issuance date and exercise/expiration date represents an unrealized (gain)/loss and is recognized and recorded in the Consolidated Statement of Operations. The fair value of the derivative warrant liability is ultimately either re-classed into equity upon either exercise or, if expired, a realized (gain)/loss is recognized and recorded in the Consolidated Statement of Operation.

As of December 31, 2018 and 2017, the Company did not have any forward purchase contracts or exchange-traded futures contracts outside those probable of being used by the Company over a reasonable period in the normal course of business.

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

The Company evaluated its Luverne Facility for impairment as of December 31, 2018 and 2017. These evaluations included comparing the carrying amount of the acquisition and retrofit of the Luverne Facility to the estimated undiscounted future cash flows at the Luverne Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Based upon the Company’s evaluation at December 31, 2018 and 2017, the Company concluded that the estimated undiscounted future cash flows from the Luverne Facility exceeded the carrying value and, as such, these assets were not impaired. Although the Company’s cash flow forecasts are based on assumptions that are consistent with its planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, the Company may make changes to its business plan that could result in changes to the expected cash flows. As a result, it is possible that a long-lived asset may be impaired in future reporting periods.

Debt Issue Costs. Debt issue costs are costs incurred in connection with the Company’s debt financings have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt, using the effective interest method.

Revenue Recognition. The Company records revenue from the sale of ethanol and related products, hydrocarbon products, and funding from government grants and cooperative agreements. The Company recognizes revenue when all of the following criteria are satisfied: (i) it has identified a contract with a customer; (ii) it has identified the performance obligations of the customer; (iii) it has determined the transaction price; (iv) it has allocated the transaction price to the identified performance obligations in the contract with the customer; and (v) satisfied each individual performance obligation with the contract with a customer.

Ethanol and related products as well as hydrocarbon products are generally shipped "free-on-board" shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to marketers were deducted from the gross sales price at the time payment was remitted. Ethanol and related products sales were recorded net of commissions and shipping and handling costs.

Revenue related to government research grants and cooperative agreements is recognized in the period during which the related costs are incurred, provided that the conditions under the awards have been met and only perfunctory obligations are outstanding. Revenues related to the lease agreements are recognized on a straight-line basis over the term of the contract.

For the year ended December 31, 2018, Eco-Energy, accounted for approximately 72% of the Company's consolidated revenue. For the years ended December 31, 2017 and 2016, C&N Ethanol, accounted for approximately 76% and 71% of the Company's consolidated revenue, respectively. In the same years, Purina Animal Nutrition, LLC, formerly Land O'Lakes Purina Feed, LLC accounted for approximately 21%, 17% and 17% of the Company's consolidated revenue, respectively. All are customers of the Company's Gevo Development/Agri-Energy segment (see Note 18). Given the production capacity compared to the overall size of the North American market and the fungible demand for the Company's products, the Company does not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon the Company's financial results.

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

Patents. All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain. Patent-related legal expenses incurred are recorded as selling, general and administrative expense, and during the years ended December 31, 2018, 2017 and 2016 were $0.2 million, $0.3 million, and $0.2 million, respectively.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Income Taxes. Deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2018 and 2017, based upon current facts and circumstances, the Company had recorded a valuation allowance against its deferred tax assets of $110.9 million and $107.4 million, respectively.

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

Net Loss Per Share. Basic net loss per share is computed by dividing the net loss attributable to Gevo, Inc. common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ending December 31, 2018, 2017, and 2016 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities that could potentially dilute the calculation of diluted earnings per share. This table excludes any shares that could potentially be issued in settlement of make-whole payments associated with the 2020 and the 2022 Notes.

	Year Ended December 31,
	2018	2017	2016
Warrants to purchase common stock - liability classified	55,963	359,619	55,119
Warrants to purchase common stock - equity classified	6	70	70
Convertible 2017 Notes	–	–	3,756
Convertible 2020 Notes	1,071,674	1,437,984	–
Convertible 2022 Notes	–	–	280
Outstanding options to purchase common stock	2,311	2,322	846
Unvested restricted common stock	290,300	155	441
Stock appreciation rights	132,559	–	–
Total	1,552,813	1,800,150	60,512

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Topic 842 Leases. ASU 2016-02 requires leases to be reported on the financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Future minimum lease obligations for leases accounted for as operating leases at December 31, 2018 totaled $2.2 million. The standard requires using the modified retrospective transition method and apply ASU 2016-02 either at (i) latter of the earliest comparative period presented in the financial statements or commencement date of the least, or (ii) the beginning of the period of adoption.  The Company has elected to apply the standard at the beginning period of adoption, January 1, 2019 with a cumulative adjustment to retained earnings, if any, as opposed to retrospectively adjusting prior periods presented in the financial statements.

While the Company has not yet completed its evaluation, it anticipates that the adoption of ASU 2016-02 will require the Company to recognize between $1 - $1.5 million of right-to-use assets and related lease liabilities. The Company has not yet completed the determination whether leases qualify as (i) operating or (ii) financing under the new standard. The Company has elected to apply the short-term lease scope exception for leases with terms of 12 months or less, and will continue to recognize rent expense on a straight-line basis.

Derivatives and Hedging (Topic 815). Accounting for Certain Financial Instruments with Down Round Provisions (“ASU 2017-11”).  In  July 2017, the FASB issued ASU No. 2017 - 11, Derivatives and Hedging (Topic 815) Accounting for Certain Financial Instruments with Down Round Provisions  which simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. Currently, the existence of such features require classification outside of equity and recognition of changes in the fair value of the instrument in earnings each reporting period. This standard eliminates the need to remeasure the instruments at fair value and allows classification within equity. This standard will  not  materially impact the Company, as the Company's liability classified financial instruments and embedded derivatives that require separation from the host instrument have features other than down-round provisions that require current accounting and classification.

Adoption of New Accounting Pronouncements.

Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers . The objective of ASU 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing which provides additional clarification regarding  Identifying Performance Obligations and Licensing. The new standard required either (i) application retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As a result of the Company’s conclusions below, there was no requirement to select a transition method as the Company determined there is no impact to revenue recognition, historical or otherwise, as a result of adopting ASU 2014-09. The Company adopted this standard effective January 1, 2018.

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

Ethanol sales and related products revenues, net. Ethanol sales and related products revenues, net are sold to customers primarily on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. The Company has and continues to sell close to 100 percent of its ethanol production to a single customer for the years ended December 31, 2018, 2017 and 2016 representing 72%, 76% and 71% of total revenues for the year ended December 31, 2018, 2017 and 2016, respectively. Upon completion of the Company's review of these sales, and consistent with prior assessments, there is no impact on how the Company accounted for sales of ethanol during the years ended December 31, 2018, 2017 and 2016. The Company further evaluated related products, including distiller’s grains and corn oil, and after its review, and there was no significant impact to how the Company accounts for or discloses these revenues streams.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Hydrocarbon revenue. Hydrocarbon revenues include sales of alcohol-to-jet fuel, isooctene and isooctane and is sold mostly on a “free-on-board, shipping point” or "free-on-board, destination" basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services. There was no material impact as to how the Company recognized these revenues prior to adoption of ASU 2014-09 or will now recognize these revenues upon adoption of this standard effective January 1, 2018.

Grant and other revenues. Grant and other revenues primarily have consisted of governmental and cooperative research grants, of which the Northwest Advanced Renewables Alliance (“NARA”) grant, funded by the United States Department of Agriculture (“USDA”), comprised the majority of those revenues since 2014. After reviewing this arrangement, the Company concluded that this grant consists of a non-reciprocal arrangement, and therefore, does not qualify as a contract pursuant to Topic 606 “ Revenues from Contracts with Customers”, which was established with the issuance of ASU 2014-09. However, such arrangements remain in-scope pursuant to Topic 606, and the Company determined that there was no change to revenues recognition upon adoption of ASU 2014-09.

Statement of Cash Flows – Restricted Cash (“ASU 2016-18”). In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows Restricted Cash   which standardizes the classification and presentation of changes in restricted cash on the statement of cash flows. This amendment requires that that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This amendment is effective for public business entities for fiscal years beginning after December 15, 2017. This standard required retrospective presentation for all periods presented. Adoption of this standard materially impacted the presentation of the Company’s historical statement of cash flow due to the existence of approximately $2.6 million in restricted cash deposits relating to the former 2017 Notes, which were exchanged for the 2020 Notes in June 2017 (see Note 9). However, this standard will not materially impact the Company prospectively as a result of the release of the restricted cash in April 2017 due to an amendment to the 2017 Notes and the Company no longer holds any cash in which use is restricted by contract or regulation.

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

Grant and other revenues. Grant and other revenues primarily have historically consisted of governmental and cooperative research grants, of which the NARA grant, funded by the USDA, comprised the majority of those revenues since 2014. After reviewing this arrangement, the Company has concluded that this grant consists of a non-reciprocal arrangement, and therefore, does not qualify as a contract pursuant to Topic 606 “Revenues from Contracts with Customers”. Other revenues also include occasional short-term (less than one-year) consulting services and until December 2017, the lease of the Company’s corn storage bins at its Luverne, Minnesota facility.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Year Ended December 31, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$31,641	$-	$31,641
Hydrocarbon revenue	1,197	-	1,197
Grant and other revenue	25	-	25
	$32,863	$-	$32,863
Timing of Revenue Recognition
Goods transferred at a point in time	$32,838	$-	$32,838
Services transferred over time	25	-	25
	$32,863	$-	$32,863
Operating Segment
Gevo	$1,222	$-	$1,222
Gevo Development / Agri-Energy	31,641	-	31,641
	$32,863	$-	$32,863
Geographic Region
United States	$31,688	$-	$31,688
Other	1,176	-	1,176
	$32,863	$-	$32,863

	Year Ended December 31, 2017
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$26,279	$-	$26,279
Hydrocarbon revenue	1,029	-	1,029
Grant and other revenue	-	228	228
	$27,308	$228	$27,536
Timing of Revenue Recognition
Goods transferred at a point in time	$27,308	$-	$27,308
Services transferred over time	-	228	228
	$27,308	$228	$27,536
Operating Segment
Gevo	$1,029	$68	$1,097
Gevo Development / Agri-Energy	26,279	160	26,439
	$27,308	$228	$27,536
Geographic Region
United States	$26,324	$228	$26,552
Other	984	-	984
	$27,308	$228	$27,536

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$24,613	$-	$24,613
Hydrocarbon revenue	1,929	-	1,929
Grant and other revenue	-	671	671
	$26,542	$671	$27,213
Timing of Revenue Recognition
Goods transferred at a point in time	$26,542	$-	$26,542
Services transferred over time	-	671	671
	$26,542	$671	$27,213
Operating Segment
Gevo	$1,929	$496	$2,425
Gevo Development / Agri-Energy	24,613	175	24,788
	$26,542	$671	$27,213
Geographic Region
United States	$24,654	$671	$25,325
Other	1,889	-	1,889
	$26,542	$671	$27,213

Goods transferred at a point-in-time. For the years ended December 31, 2018, 2017 and 2016, respectively, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of December 31, 2018, 2017, and 2016, respectively, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point”. All material contracts have payment terms of between one to three months, and there are no return or refund rights.

Services transferred over time. For the years ended December 31, 2018, 2017 and 2016, respectively, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of December 31, 2018, 2017, and 2016, respectively, there were no material unfulfilled or partially fulfilled performance obligations.

For the years ended December 2018, 2017 and 2016, respectively, revenues were recognized ratably over time, as the performance obligation was satisfied and benefit to the customer was transferred on a ratable basis over time.

Contract Assets and Trade Receivables. As of December 31, 2018, 2017 and 2016, respectively, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s consolidated balance sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of December 31, 2018, 2017 or 2016, respectively.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

4. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	December 31,
	2018	2017
Raw materials
Corn	$29	$189
Enzymes and other inputs	204	202
Nutrients	-	5
Finished goods
Ethanol	182	222
Isobutanol	549	1,122
Jet Fuels, Isooctane and Isooctene	394	524
Distiller's grains	54	59
Work in process - Agri Energy	214	197
Work in process - Gevo	89	437
Spare parts	1,451	1,405
Total inventories	$3,166	$4,362

Work in process inventory includes unfinished jet fuel, isooctane, and isooctene inventory.

5. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

				December 31,
	(in years)			2018	2017
Construction in progress		–		$3,478	$479

Plant machinery and equipment		10		16,285	16,284
Site improvements		10		7,055	7,051
Agri-Energy Retrofit asset		20		70,842	70,842
Lab equipment, furniture and fixtures and vehicles		5		6,574	6,513
Demonstration plant		2		3,597	3,597
Buildings		10		2,543	2,543
Computer, office equipment and software		3		1,848	1,795
Leasehold improvements, pilot plant, land and support equipment	2	—	5	2,542	2,536
Total property, plant and equipment				114,764	111,640
Less accumulated depreciation and amortization				(47,728)	(41,271)
Property, plant and equipment, net				$67,036	$70,369

The Company had no outstanding capital lease obligations as of December 31, 2018 and 2017, respectively.

The Company recorded $6.5 million, $6.6 million, and $6.7 million of depreciation expense for the years ended December 31, 2018, 2017, and 2016, respectively, including $6.3 million, $6.2 million, and $6.0 million of depreciation expense in cost of goods sold for the years ended December 31, 2018, 2017 and 2016 respectively.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

6. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	December 31,
	2018	2017
Accounts payable - trade	$1,944	$666
Accrued legal-related fees	206	274
Accrued employee compensation	1,648	700
Accrued interest	-	434
Accrued production fees	255	447
Accrued utilities payable	344	677
Accrued taxes payable	101	172
Customer deposit	-	436
Other accrued liabilities *	376	205
Total accounts payable and accrued liabilities	$4,874	$4,011

*	Other accrued liabilities consist of franchise taxes, audit fees, and a variety of other expenses, none of which individually represent greater than five percent of total current liabilities.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Upon issuance on June 20, 2017, the fair value of the embedded derivative was valued at $7.0 million. As of December 31, 2018, the estimated fair value of the embedded derivatives was $0.4 million.  The Company recorded a $2.6 million gain to reflect the change in fair value of the embedded derivative in the consolidated statements of operations for the year-ended December 31, 2018. The Company recorded the estimated fair value of the embedded derivative as a component of current liabilities in the consolidated balance sheet.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	December 31,	December 31,,
	2018	2017
Stock price	$1.96	$11.80
Conversion Rate	67.95	1,358.90
Conversion Price	$14.72	$14.72
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	2.57%	1.89%
Estimated stock volatility	150%	75%
Estimated credit spread	31%	28%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded featured within the 2020 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread.

2022 Notes Embedded Derivative

In July 2012, the Company issued 7.5% convertible senior notes due July 2022 (the “2022 Notes”), which contained the following embedded derivatives: (i) rights to convert into shares of the Company’s common stock, including upon a Fundamental Change (as defined in the indenture governing the 2022 Notes (the “2022 Notes Indenture”)); and (ii) a Coupon Make-Whole Payment (as defined in the 2022 Notes Indenture) in the event of a conversion by the holders of the 2022 Notes prior to July 1, 2017.

The Company had concluded that the embedded derivatives within the 2020 Notes required separation from the host instrument and was re-valued each reporting period, with changes in the fair value of the embedded derivative recognized as a component of the Company’s consolidated Statements of Operations. As of December 31, 2018, the fair value of the 2022 Notes embedded derivative was zero. In January 2018, the Company entered into a private exchange agreement with a holder of the 2022 Notes to exchange the remaining $0.5 million of outstanding principal amount of the 2022 Notes for 39,016 shares of common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes, including any remaining obligations under the 2022 Notes embedded derivative.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Derivative Warrant Liability

The following sets forth information pertaining to shares underlying warrants outstanding as of December 31, 2018:

	Issuance Date	Expiration Date	Exercise Price as of December 31, 2018	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of December 31, 2018	Shares Underlying Warrants Outstanding as of December 31, 2018 (1)
2014 Warrants	08/05/2014	08/05/2019	$65.50	2,500	1,526	974
Series A Warrants	02/03/2015	02/03/2020	$3.80	5,542	5,222	320
Series C Warrants	05/19/2015	05/19/2020	$53.43	1,075	–	1,075
Series D Warrants	12/11/2015	12/11/2020	$40.00	25,125	25,078	47
Series F Warrants	04/01/2016	04/01/2021	$40.00	25,733	11,692	14,041
Series I Warrants	09/13/2016	09/13/2021	$220.00	35,650	–	35,650
Series K Warrants	02/17/2017	2/17/2022	$3.80	312,516	308,660	3,856
				408,141	352,178	55,963

(1)	This table does not include equity-classified warrants issued in 2011, to purchase 6 shares of common stock with a strike price of $345 per share.

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

Based on these terms, the Company has determined that all warrants issued since 2013 (the “Warrants”) qualify as derivatives and, as such, are presented as a derivative warrant liability on the consolidated balance sheets and recorded at fair value each reporting period. The fair value of the Warrants was estimated to be $0.02 and $2.0 million as of December 31, 2018 and December 31, 2017, respectively. The decrease in the estimated fair value of the Warrants outstanding as of December 31, 2018 represents an unrealized gain which has been recorded as a gain from the change in fair value of derivative warrant liability in the consolidated statements of operations.

During the twelve months ended December 31, 2018, common stock was issued as a result of exercise of Warrants as described below:

	Twelve Months Ended December 31, 2018
	Common Stock Issued	Proceeds
Series A Warrants	251	1,054
Series K Warrants	300,660	1,262,712
	300,911	$1,263,766

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2020 Notes	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative
Balance - December 31, 2017	$16,657	$(2,501)	$(665)	$13,491	$5,224	$18,715
Amortization of debt discount	-	1,094	-	1,094	-	1,094
Amortization of debt issue costs	-	-	309	309	-	309
Paid-in-kind interest	304	-	-	304	-	304
Change in fair value of 2020 Notes embedded derivative	-	-	-	-	(2,637)	(2,637)
Conversion of 2020 Notes into common stock	(3,186)	428	114	(2,644)	(2,193)	(4,837)
Balance - December 31,2018	$13,775	$(979)	$(242)	$12,554	$394	$12,948

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

The 2020 Notes are convertible into shares of the Company’s common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes is equal to $14.72 per share of common stock, or 0.0679 shares of common stock per $1 principal amount of 2020 Notes (the “Conversion Price”).

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

2022 Notes

The following table sets forth information pertaining to the 2022 Notes, which is included in the Company’s consolidated balance sheets (in thousands).

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

	Principal Amount of 2022 Notes	Total
Balance - December 31, 2017	$515	$515
Exchange of 2022 Notes	(515)	(515)
Balance - December 31, 2018	$-	$-

In July 2012, the Company sold $45.0 million in aggregate principal amount of 2022 Notes, for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes bear interest at 7.5% which is to be paid semi-annually in arrears on January 1 and July 1 of each year. The 2022 Notes were scheduled to mature on July 1, 2022, unless earlier repurchased, redeemed or converted. During the year ended December 31, 2018, 2017 and 2016, the Company recorded:

●	$0.0 million, $0.2 million and $4.0 million, respectively, of expense related to the amortization of debt discounts and issue costs,
●	$.02 million, $1.2 million and $2.5 million, respectively, of expense related to the exchange of debt,
●	$0.0 million, $0.05 million, and $1.2 million, respectively, of interest expense related to the 2022 Notes.

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

In the first quarter of 2018, the Company issued an aggregate 39,016 shares in exchange for the redemption of the remaining $515,000 in outstanding 2022 Notes.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

 10. Equity Incentive Plans

2006 Omnibus Securities and Incentive Plan. During 2006, the Company established the Gevo, Inc. 2006 Omnibus Securities and Incentive Plan (the “2006 Plan”). Pursuant to the 2006 Plan, the Company granted stock awards to employees and directors of the Company. Upon adoption of the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated, the “2010 Plan”), no further grants can be made under the 2006 Plan. At December 31, 2018, there were no remaining shares available for future grants of stock awards. To the extent outstanding awards under the 2006 Plan expire, or are forfeited, cancelled, settled, or become unexercisable without the issuance of shares, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the 2010 Plan, which was subsequently amended in June 2013, and amended and restated in July 2015, June 2016, November 2016 and May 2018, and provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to employees and directors of the Company. Stock options granted under the 2010 Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the stock option is granted and expire ten years after the date of grant. At December 31, 2018, a total of 290,300 shares of Gevo common stock were reserved for issuance upon the exercise of outstanding stock option awards under the 2010 Plan, and an additional 2,630 shares were available for grant.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the Employee Stock Purchase Plan (the "ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of December 31, 2018 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during 2018.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Stock-Based Compensation Expense. The following table sets forth the Company’s stock-based compensation expense (in thousands).

	Year Ended December 31,
	2018	2017	2016
Stock options and ESPP awards
Research and development	$21	$37	$62
Selling, general and administrative	48	122	321

Restricted stock awards
Research and development	-	12	116
Selling, general and administrative	-	17	143

Restricted stock units
Research and development	85	70	28
Selling, general and administrative	417	163	216

Stock appreciation rights
Research and Development	61	-	-
Selling, general and adminstrative	51	-	-
Total stock-based compensation	$683	$421	$886

Determining Fair Value of Share-Based Payment Awards.

The following table sets forth the Black-Scholes option pricing model assumptions and resulting grant date fair value for stock options granted. There were no stock options granted during the year ended December 31, 2018.

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	–	2.01%	1.49%
Expected dividend yield	–	None	None
Expected volatility factor	–	119.00%	106.70%
Expected option life (in years)	–	5.77	5.77
Weighted average grant date fair value	$–	$0.86	$5.66

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

Stock Option Award Activity. Stock option activity under the Company’s option plans at December 31, 2018 and changes during the year ended December 31, 2018 were as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Options	Price	(years)	Intrinsic Value
Options outstanding at December 31, 2017	2,346	$2,103.20		$-
Granted	–	–
Canceled or forfeited	(33)	876
Exercised	-	-
Options outstanding at December 31, 2018	2,313	$2,358.44	6.87	$-

Options exercisable at December 31, 2018	1,922	$2,545.98	6.61	$-

Options vested and expected to vest at December 31, 2018	2,313	$2,358.44	6.87	$-

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the closing price of Gevo’s common stock on the last trading day of the 2018 calendar year and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2018. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was zero.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2018.

			Options Outstanding			Options Exercisable
					Weighted-			Weighted-
				Weighted-	Average		Weighted-	Average
Range of				Average	Remaining		Average	Remaining
Exercise			Number of	Exercise	Contractual Life	Number of	Exercise	Contractual Life
Prices			Options	Price	in Years	Options	Price	in Years
$0.00	to	$11,484	2,246	$475	7.06	1,855	$569	6.82
$11,485	to	$22,968	18	$17,869	1.14	18	$17,869	1.14
$45,936	to	$57,420	13	$56,460	0.21	13	$56,460	0.21
$57,421	to	$68,904	18	$60,457	0.18	18	$60,457	0.18
$68,905	to	$80,348	7	76,020	1.66	7	76,020	1.66
$91,872	to	$103,356	8	$98,442	0.91	8	$98,442	0.91
$103,357	to	$114,840	3	$106,001	<.01	3	$106,001	<.01
			2.313	$2,097	6.88	1,922	$2,517.03	6.61

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018, approximately $0.01 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately one year.

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

Non-vested restricted stock awards at December 31, 2018 and changes during the year ended December 31, 2018 were as follows.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2017	155	$876.00
Granted	290,300	3.45
Vested	(155)	876.00
Canceled or forfeited	-	-
Non-vested at December 31, 2018	290,300	$3.45

The total fair value of restricted stock that vested during the years ended December 31, 2018, 2017 and 2016, respectively, was $0.5 million, $0.2 million, and $0.3 million, respectively. As of December 31, 2018, the total unrecgognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $0.6 million, which is expected to be recognized over the remaining weighted-average period of approximately seven months.

Stock Appreciation Rights. The Company granted 132,559 stock appreciation rights valued at an aggregate of $0.6 million, on the respective dates of grant during the year ended December 31, 2018. The vesting period for stock appreciation rights granted are based upon a service period. The stock appreciation rights have the potential to be cash settled in the event there are insufficient shares available from the 2010 Plan and are therefore classified as a liability and remeasured at each reporting period.

The following table sets forth the Black-Scholes option pricing model assumptions and resulting grant date fair value for stock appreciation rights granted and at December 31, 2018. There were no stock appreciation rights granted during the years ended December 31, 2017 and 2016.

	December 31, 2018	Grant Date(1)
Risk-free interest rate	2.54%	2.84%
Expected dividend yield	–	–
Expected volatility factor	134.17%	125.03%
Expected option life (in years)	5.75	5.75
Weighted average grant date fair value	$1.65	$4.53

(1) Stock appreciation rights were granted on May 2, 2018 and August 9, 2018. The values reported above are the weighted-average grant date value. The weighted-average strike price was $5.23 per share.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $378.3 million and $355.3 million, respectively, which may be used to offset future taxable income. The Company also had federal research and development tax credit carryforwards and other federal tax credit carryforwards which aggregate to $3.5 million at December 31, 2018. These carryforwards expire at various times through 2038 and may be limited in their annual usage by Section 382 of the Internal Revenue Code, as amended, relating to ownership changes.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets (in thousands).

	December 31,
	2018	2017
Deferred tax assets, net:
Net operating loss carryforwards	$103,612	$100,631
Research and other credits	3,482	3,482
Other temporary differences	3,760	3,266
Deferred tax assets - before valuation allowance	110,854	107,379
Valuation allowance	(110,854)	(107,379)
Net deferred tax assets - after valuation allowance	$–	$–

The Company recognizes uncertain tax positions net, against any operating losses or applicable research credits as they arise.  Currently, there are no uncertain tax positions recognized at December 31, 2018. The Company has provided a full valuation allowance on its deferred tax assets at December 31, 2018 and 2017, as management believes it is more likely than not that the related deferred tax asset will not be realized. The reported amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses, primarily because of changes in the valuation allowance.

The following table sets forth reconciling items from income tax computed at the statutory federal rate.

	Year Ended December 31,
	2018	2017	2016
Federal income tax at statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefits	6.2%	7.5%	2.9%
Research and other credits	0.0%	0.0%	(5.8%)
Impact of change in statutory tax rates	(8.8%)	(183.8%)	0.0%
Permanent deductions	(3.7%)	7.5%	(18.0%)
Valuation allowance	(14.7%)	133.8%	(14.1%)
Effective tax rate	0.0%	0.0%	(0.0%)

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The Company’s evaluation was performed for the tax periods from inception to December 31, 2018, which remain subject to examination by major tax jurisdictions as of December 31, 2018.

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

In December 2017, the federal government of the United States of America passed the “Tax Cuts and Jobs Act”. The Company has evaluated the impact, if any, on the Company’s financial statements, including tax disclosures. As of December 31, 2018, the Company does not consider the new tax reform to materially impact to the Company’s financial statements except for certain reductions in the estimated valuation of net operating loss carryforwards and the associated offsetting valuation allowance.

13. Employee Benefit Plan

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

14. Commitments and Contingencies

Legal Matters. From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business. The Company is not aware of any pending or threatened litigation against the Company that it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

Leases. The Company has no capital lease obligations outstanding as of December 31, 2018 and 2017, respectively.

The Company has an operating lease for its office, research, and production facility in Englewood, Colorado (the “Colorado Facility”) with a term expiring in July 2021. The Company also maintains corporate apartments in Colorado, which have lease terms expiring during the next 12 months. The Company maintains operating leases for rail cars used by Agri-Energy in Luverne, Minnesota. These leases expire between July 2019 and July 2020.

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $1.6 million, and $1.7 million, respectively. The Company recognizes rent expense on its operating leases on a straight-line basis.

The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2018 (in thousands).

Operating Leases
2019	$1,414
2020	655
2021	218
2022	-
2023	-
Thereafter	-
Total	$2,287

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2018 and 2017, the Company did not have any liabilities associated with indemnities.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2018.

15. Fair Value Measurements and Fair Value of Financial Instruments

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

These tables present the carrying value and fair value, by fair value hierarchy, of the Company's financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable; as carrying value approximately fair value due to their short-term nature; at December 31, 2018 and 2017, respectively (in thousands).

		Fair Value Measurements at December 31, 2018 (In thousands)
	Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$22	$-	$-	$22
2020 Notes Embedded Derivative Liability	394	-	-	394
Total Recurring Fair Value Measurements	$416	$-	$-	$416

Nonrecurring
Corn and finished goods inventory	$1,047	$29	$1,018	$-
	$1,047	$29	$1,018	$-

		Fair Value Measurements at December 31, 2017 (In thousands)
	Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$1,951	$-	$-	$1,951
2020 Notes Embedded Derivative Liability	5,224	-	-	5,224
Total Recurring Fair Value Measurements	$7,175	$-	$-	$7,175

Nonrecurring
Corn and finished goods inventory	$1,916	$189	$1,727	$-
	$1,916	$189	$1,727	$-

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
	Derivative Warrant Liability	2020 Embedded Derivative Liability
Opening Balance	$1,951	$5,224
Transfers into Level 3	–	–
Transfers out of Level 3	–	–
Total (gains) or losses for the period
Included in earnings	2,976	(2,637)
Included in other comprehensive income	–	–
Purchases, issues, sales and settlements
Purchases	–	–
Issues	–	–
Sales	–	–
Settlements	(4,905)	(2,193)
Closing balance	$22	$394

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

2020 Notes.  The Company has estimated the fair value of the 2020 Notes to be $13.5 million at June 20, 2017, the date the Company exchanged the 2017 Notes for the 2020 Notes, utilizing a binomial lattice model. The Company has elected to account for the 2020 Notes using the amortized cost method and reported at $12.6 million, net of debt discount and issuance costs at December 31, 2018.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0.4 million at December 31, 2018 based upon Level 3 inputs. See Note 7, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the 2020 Notes with and without the embedded derivative and the fair value of the embedded derivative.

Derivative Warrant Liability. Prior to 2017, the Company estimated the fair value of the Series A, Series F and Series K warrants using a Monte-Carlo model (Level 3). For all other warrants the Company valued these using a standard Black-Scholes model (Level 2). However, beginning in the first quarter 2017, the Company valued the Series F and K using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3). The Company has estimated the fair value of the derivative warrant liability to be $0.02 million as of December 31, 2018.

 While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

16. Segments

The Company has determined that it has two operating segments: (i) Gevo, Inc. segment; and (ii) Gevo Development/Agri-Energy segment. The Company organizes its business segments based on the nature of the products and services offered through each of its consolidated legal entities. Transactions between segments are eliminated in consolidation.

Gevo Segment. The Gevo segment is responsible for all research and development activities related to the future production of isobutanol, including the development of the Company's proprietary biocatalysts, the production and sale of renewable jet and other fuels, the Retrofit process and the next generation of chemicals and biofuels that will be based on the Company's isobutanol technology. The Gevo segment also develops, maintains and protects its intellectual property portfolio, develops future markets for its isobutanol and provides corporate oversight services.

Gevo Development/Agri-Energy. The Gevo Development/Agri-Energy segment is currently responsible for the operation of the Luverne Facility and the production of ethanol, isobutanol and related products.

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

	Year Ended December 31,
	2018	2017	2016
Revenues from external customers:
Gevo	$1,222	$1,097	$2,425
Gevo Development / Agri-Energy	31,641	26,439	24,788
Consolidated	$32,863	$27,536	$27,213

Loss from operations:
Gevo	$(11,552)	$(10,603)	$(11,045)
Gevo Development / Agri-Energy	(10,649)	(12,679)	(12,940)
Consolidated	$(22,201)	$(23,282)	$(23,985)

Interest expense:
Gevo	$3,237	$2,951	$7,789
Gevo Development / Agri-Energy	-	-	48
Consolidated	$3,237	$2,951	$7,837

Depreciation and amortization expense:
Gevo	$269	$473	$738
Gevo Development / Agri-Energy	6,251	6,168	6,009
Consolidated	$6,520	$6,641	$6,747

Acquisitions of plant, property and equipment:
Gevo	$27	$120	$350
Gevo Development / Agri-Energy	3,096	1,786	5,588
Consolidated	$3,123	$1,906	$5,938

	December 31,
	2018	2017
Total assets:
Gevo	$105,379	$87,507
Gevo Development / Agri-Energy	140,982	149,758
Intercompany eliminations (1)	(139,326)	(148,412)
Consolidated (2)	$107,035	$88,853

(1)	Includes intercompany sales of $0.1 million and $0.4 million, respectively for hydrocarbon sales.

(2)	All other significant non-cash items relate to the activities of Gevo.

17. Subsequent Events

None noted except those events described below and in Note 1 to the consolidated financial statements for the year ended December 31, 2018.

HCS Group GmbH – In February 2019, the Company entered into a long-term, “take or pay” renewable isooctane purchase and sale agreement with HCS Group GmbH ("HCS") supply renewable isooctane. The Company believes that this long-term, “take or pay” purchase and sale agreement with HCS is an important step forward in our previously-announced strategy to build out the Company's advanced biofuels production facility in Luverne, Minnesota to increase the production of isobutanol and renewable jet fuel and isooctane derived from renewable isobutanol.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Based on their evaluation as of December 31, 2018, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018..

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2018.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2019 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2018.

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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1

3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

4.4	Exchange and Purchase Agreement, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders .	8-K	001-35073	April 20, 2017	4.1

4.5	Indenture, dated June 20, 2017, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee .	8-K	001-35073	June 20, 2017	4.1

4.6	Registration Rights Agreement, dated June 20, 2017, by and among Gevo, Inc. and the investors named therein .	8-K	001-35073	June 20, 2017	4.2

4.7	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC .	8-K	001-35073	August 6, 2014	4.1

4.8	2015 Common Stock Unit Series A Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC .	8-K	001-35073	February 4, 2015	4.1

4.9	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC .	8-K	001-35073	May 20, 2015	4.1

4.10	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35073	December 15, 2015	4.1

4.11	Form of Amendment No. 1 to Series D Warrant.	8-K	001-35073	June 13, 2016	4.3

4.12	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35073	April 5, 2016	4.1

4.13	Form of Series I Warrant to Purchase Common Stock.	8-K	001-35073	September 15, 2016	4.1

4.14	Form of Series K Warrant to Purchase Common Stock.	8-K	001-35073	February 22, 2017	4.1

10.1†	Ethanol Purchasing and Marketing Agreement, dated April 1, 2009, by and between C&N Ethanol Marketing Corporation and Agri-Energy, LP.	S-1	333-168792	November 4, 2010	10.26

10.2†	Ethanol and Isobutanol Purchase and Marketing Agreement, dated February 16, 2018, between Eco-Energy, LLC and Agri-Energy, LLC.	8-K	001-35073	February 22, 2018	10.1

10.3†	License Agreement, dated July 12, 2005, by and between Gevo, Inc. and the California Institute of .	S-1	333-168792	November 4, 2010	10.6

10.4†	Amendment No. 4, dated October 1, 2010, to the License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005 .	S-1	333-168792	October 21, 2010	10.10

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.5#	Gevo, Inc. 2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.11

10.6#	Form of Stock Option Agreement under the 2006 Omnibus Securities.	S-1	333-168792	August 12, 2010	10.13

10.7#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	May 31, 2018	10.1

10.8#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15

10.9#	Form of Restricted Shares Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.7

10.10#	Form of Stock Option Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.6

10.11#	Form of Stock Appreciation Rights Award Agreement under the Amended and Restated 2010 Stock Incentive Plan	10-Q	001-35073	August 8, 2018	10.8

10.12#	Gevo, Inc. Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7

10.13#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1

10.14#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33

10.15#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Patrick Gruber.	S-1	333-168792	November 4, 2010	10.14

10.16#	Amendment Agreement, dated December 21, 2011, by and between and Patrick Gruber.	8-K	001-35073	December 27, 2011	10.1

10.17#	Second Amendment Agreement, dated February 16, 2015, by and between Gevo, Inc. and Patrick Gruber.	8-K	001-35073	February 17, 2015	10.1

10.18#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Christopher Ryan.	S-1	333-168792	November 4, 2010	10.16

10.19#	Offer of Employment Letter, dated December 21,2015, by and between Gevo, Inc. and Geoffrey T. Williams, Jr.	10-Q	001-35073	May 9, 2017	10.1

10.20#	Change of Control Agreement for Geoffrey T. Williams, Jr., dated February 18, 2016.	10-Q	001-35073	May 9, 2017	10.2

10.21	Offer Letter, dated January 5, 2018, by and between Gevo, Inc. and Bradford K. Towne.	8-K	001-35073	January 10, 2018	10.1

10.22†	Lease of Space, dated September 13, 2012, between Hines REIT 345 Inverness Drive, LLC and Gevo, Inc.	10-K	001-35073	March 26, 2013	10.48

10.23†	Price Risk Management, Origination and Merchandising and between Agri-Energy, LLC and FCStone Merchant Services, LLC.	10-Q	001-35073	August 7, 2015	10.3

10.24	Grain Bin Lease Agreement, dated June 1, 2015, by and between Agri-Energy, LLC and FCStone Merchant Services LLC.	10-Q	001-35073	August 7, 2015	10.4

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.25	Unsecured Guaranty Agreement, dated June 1, 2015, by Gevo, Inc. in favor of FCStone Merchant Services, LLC	10-Q	001-35073	August 7, 2015	10.5

10.26†	First Amendment to Grain Bin Lease Agreement, dated December 21, 2017, Agri-Energy, LLC and FCStone Merchant Services, LLC.	10-K	001-35073	March 28, 2018	10.27

10.27	Second Amendment to the Grain Bin Lease Agreement, dated May 1, 2018, between Agri-Energy LLC, and FCStone Merchant Services, LLC.	10-Q	001-35073	August 8, 2018	10.5

10.28†	First Amendment to Price Risk Management, Origination and Merchandising Agreement, dated December 21, 2017, Agri-Energy, LLC and FCStone Merchant Services, LLC.	10-K	001-35073	March 28, 2018	10.28

10.29†	Settlement Agreement and Mutual Release, dated August 22, 2015, by and among Gevo, Inc., Butamax Advanced Biofuels, LLC, E.I. du Pont de Nemours & Company and BP Biofuels North America LLC.	10-Q	001-35073	November 5, 2015	10.2

10.30†	Patent Cross-License Agreement, dated August 22, 2015, by and between Gevo, Inc. and Butamax Advanced Biofuels LLC.	10-Q	001-35073	November 5, 2015	10.3

10.31†	Joint Development Agreement, dated November 6, 2015, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	November 10, 2015	10.1

10.32†	Development License Agreement, dated November 6, 2015, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	November 10, 2015	10.2

10.33†	Supplemental Agreement (to Joint Development Agreement), dated November 16, 2017, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	November 21, 2017	10.1

10.34†	Supplemental Agreement (to Development License Agreement), dated November 16, 2017, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	November 21, 2017	10.2

10.35†	Joint Development Agreement, dated February 1, 2016, by and between Gevo, Inc. and Porta Hnos S.A.	8-K	001-35073	February 5, 2016	10.1

10.36†	Commercial License Agreement, dated February 1, 2016, by and between Gevo, Inc. and Porta Hnos S.A.	8-K	001-35073	February 5, 2016	10.2

10.37	First Amendment to Lease, effective December 11, 2015, between Hines REIT 345 Inverness Drive, LLC.	10-K	001-35073	March 30, 2016	10.62

10.38†	Renewable Isooctane Purchase and Sale Agreement, dated February 21, 2019 by and between Gevo, Inc. and HCS Group GmbH.	8-K	001-35073	February 27, 2019	10.1

10.39	At-The-Market Offering Agreement, dated February 13, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	February 13, 2018	10.1

10.40	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated June 20, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 20, 2018	1.2

10.41	Amendment to At-The-Market Offering Agreement, dated June 25, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 25, 2018	1.3

10.42	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated June 28, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 28, 2018	1.4

21.1	List of Subsidiaries.	S-1	333-168792	October 1, 2010	10.10

23.1	Consent of Grant Thornton LLP.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certifications of the Principal Executive Officer and Principal Financial Officer.					X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2018, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2018, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018; and (iv) Notes to the Consolidated Financial Statements.

X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

#	Indicates a management contract or compensatory plan or arrangement.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEVO, INC.

By:	/s/ Bradford K. Towne
Bradford K. Towne Chief Accounting Officer

Date: March 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer)	March 28, 2019
Patrick R. Gruber, Ph.D.	and Director

/s/ BRADFORD K. TOWNE	Chief Accounting Officer (Principal Financial and	March 28, 2019
Bradford K. Towne	Accounting Officer)

/s/ RUTH I. DREESSEN	Chairman of the Board of Directors	March 28, 2019
Ruth I. Dreessen

/s/ GARY W. MIZE	Director	March 28, 2019
Gary W. Mize

	Director	March 28, 2019
Johannes Minho Roth

/s/ ANDREW J. MARSH	Director	March 28, 2019
Andrew J. Marsh

/s/ WILLIAM H. BAUM	Director	March 28, 2019
William H. Baum