Form 10-Q
period 2019-03-31
Gevo, Inc.
filed 2019-05-08
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	GEVO	Nasdaq Capital Market

As of April 30, 2019, 11,885,524 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$35,466	$33,734
Accounts receivable	1,125	526
Inventories	3,187	3,166
Prepaid expenses and other current assets	1,902	1,284
Total current assets	41,680	38,710

Property, plant and equipment, net	68,045	67,036
Deposits and other assets	1,738	1,289
Total assets	$111,463	$107,035

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$5,147	$4,874
2020 Notes (current), net	12,964	–
2020 Notes embedded derivative liability	148	394
Derivative warrant liability	21	22
Total current liabilities	18,280	5,290

2020 Notes (long-term), net	–	12,554
Other long-term liabilities	654	404
Total liabilities	18,934	18,248

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 11,885,524 and 8,640,583 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	119	86
Additional paid-in capital	527,872	518,027
Accumulated deficit	(435,462)	(429,326)
Total stockholders' equity	92,529	88,787
Total liabilities and stockholders' equity	$111,463	$107,035

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Ethanol sales and related products, net	$5,664	$8,218
Hydrocarbon revenue	739	–
Grant and other revenue	–	25
Total revenues	6,403	8,243

Cost of goods sold	8,961	10,583

Gross loss	(2,558)	(2,340)

Operating expenses
Research and development expense	978	789
Selling, general and administrative expense	2,092	1,870
Total operating expenses	3,070	2,659

Loss from operations	(5,628)	(4,999)

Other (expense) income
Interest expense	(755)	(825)
(Loss) on exchange of debt	–	(21)
Gain from change in fair value of derivative warrant liability	1	477
Gain from change in fair value of 2020 Notes embedded derivative	246	2,858
Other income	–	8
Total other expense, net	(508)	2,497

Net loss	$(6,136)	$(2,502)

Net loss per share - basic and diluted	$(0.60)	$(2.22)
Weighted-average number of common shares outstanding - basic and diluted	10,153,873	1,126,737

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(6,136)	$(2,502)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) from change in fair value of derivative warrant liability	(1)	(477)
(Gain) from change in fair value of 2020 Notes embedded derivative	(246)	(2,858)
Loss on exchange of debt	—	21
Stock-based compensation	234	98
Depreciation and amortization	1,612	1,646
Non-cash interest expense	410	402
Changes in operating assets and liabilities:
Accounts receivable	(599)	(234)
Inventories	(21)	7
Prepaid expenses and other current assets	157	78
Accounts payable, accrued expenses, and long-term liabilities	(1,118)	(531)
Net cash used in operating activities	(5,708)	(4,350)

Investing Activities
Acquisitions of property, plant and equipment	(2,204)	(67)
Net cash used in investing activities	(2,204)	(67)

Financing Activities
Proceeds from issuance of common stock and common stock warrants, net	9,644	(107)
Net cash (used in)/provided by financing activities	9,644	(107)

Net increase (decrease) in cash and cash equivalents	1,732	(4,524)

Cash, cash equivalents, and restricted cash
Beginning of period	33,734	11,553
End of period	$35,466	$7,029

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Three Months Ended March 31,
	2019	2018
Cash paid for interest, net of interest capitalized	$–	$434
Non-cash purchase of property, plant and equipment	$1,316	$1
Exchange of convertible debt into common stock	$–	$515
Fair value of right-to-use asset and related lease liability upon adoption of Topic 842 - Leases	$1,244	–

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business, Financial Condition, Basis of Presentation and Reverse Stock Split

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a renewable chemicals and next generation “low-carbon” fuel company focused on the development and commercialization of renewable alternatives to petroleum-based products. Low-carbon fuels reduce the carbon intensity, or the level of greenhouse gas emissions (“GHG”), compared to standard fossil-based fuels across their lifecycle. The most common low-carbon fuels are renewable fuels. Gevo is focused on the development and production of mainstream fuels like gasoline and jet fuel using renewable feedstocks that have the potential to lower GHG at a meaningful scale and enhance agricultural production, including food and other related products. In addition to serving the low-carbon fuel markets, through Gevo's technology, Gevo can also serve markets for the production of chemical intermediate products for solvents, plastics and building block chemicals.

In addition to its ethanol production capabilities, the Company developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to make isobutanol and hydrocarbon products from isobutanol that can displace petrochemical incumbent products. The Company has been able to genetically engineer yeast, whereby the yeast produces isobutanol from carbohydrates. The Company’s technology converts its renewable isobutanol to alcohol-to-jet (“ATJ”), isooctane, isooctene, and para-xylene (building block for polyester) at its hydrocarbons demonstration plant located at South Hampton Resources, Inc’s facility in Silsbee, Texas (the “South Hampton Facility”). In addition the Company’s production facility located in Luverne, Minnesota (the “Luverne Facility”) has production capacity of about 20 million gallons per year of ethanol, 45-50 kilotons of animal feed, and 3 million pounds of corn oil.

As of March 31, 2019, the Company continues to engage in research and development, business development, business and financial planning, optimizing operations for low-carbon ethanol, isobutanol, and related hydrocarbons production and raising capital to fund future expansion of its Luverne Facility. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing certain capital improvements at the Luverne Facility to produce low-carbon ethanol side-by-side with low-carbon isobutanol; (ii) completing the Company’s development activities resulting in commercial production and sales of low-carbon ethanol, isobutanol, or isobutanol derived products and/or technology; (iii) obtaining adequate financing to complete the Company’s development activities, including the build out of low-carbon ethanol capacity and further isobutanol and hydrocarbon capacity; (iv) gaining market acceptance and demand for the Company’s products and services; (v) attracting and retaining qualified personnel; and (vi) the achievement of a level of revenues adequate to support the Company’s cost structure.

Financial Condition. For the three months ended March 31, 2019 and 2018, the Company incurred a consolidated net loss of $6.1 million and $2.5 million, respectively, and had an accumulated deficit of $435.5 million at March 31, 2019. The Company’s cash and cash equivalents at March 31, 2019 totaled $35.5 million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital expenditures primarily associated with the Luverne Facility, including capital expenditures to “de-carbonize” the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service and repayment obligations.

GEVO, INC.

Notes to Consolidated Financial Statements

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

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. The at-the-market offering program was amended multiple times during 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. During the three months ended March 31, 2019, the Company issued 3,244,941 shares of common stock under the at-the-market offering program for gross proceeds of $9.9 million. The Company paid commissions to its sales agent of approximately $0.2 million and incurred other offering related expenses of $0.01 million during the three months ended March 31, 2019.

As of March 31, 2019, the Company had remaining capacity to issue and sell up to approximately $34.7 million of additional shares of common stock under the at-the-market offering program. However, pursuant to Instruction I.B.6 to Form S-3, because the Company’s market capitalization was below $75.0 million as of March 27, 2019, the date the Company filed its Annual Report on Form 10-K for the year ended December 31, 2018, the Company may only sell securities via Form S-3 if the aggregate market value of the securities sold by or on behalf of the Company during the twelve-month period immediately prior to and including the date of the sale is no more than one-third of all common voting and nonvoting equity held by non-affiliates of the Company.  Given the amount of common stock sold by the Company under the at-the-market offering program in 2018, the Company is currently unable to issue and sell additional shares of common stock under the at-the-market offering program.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development, LLC (“Gevo Development”) and Agri-Energy, LLC (“Agri-Energy”) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2019 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reverse Stock Split. On June 1, 2018, the Company effected a reverse stock split of the outstanding shares of its common stock by a ratio of one-for-twenty (the “Reverse Stock Split”), and its common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-basis on June 4, 2018. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying unaudited consolidated financial statements have, where applicable, been adjusted retroactively to reflect this Reverse Stock Split.

Recent Accounting Pronouncements

Financial Instruments - Credit Losses (Topic 326). Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credits Losses on Financial Instruments (“ASU 2016-13”), which replaces accounting for credit losses for most financial assets, including trade accounts receivable, and certain other instruments that are not measured at fair value through income. ASU 2016-13 replaces the current “incurred loss” model, in which losses are recognized when a loss is incurred as of the date of the balance sheet, to an “expected credit loss” model, which includes a broader range of information to estimate expected credit losses over the lifetime of the financial asset. It is expected that the adoption of this standard will primarily apply to the valuation of the Company’s trade accounts receivables. The Company sells primarily to a small quantity of large customers with significant balance sheets and those financial assets are often settled within one-to-two weeks after the completion of the corresponding sales transaction. While the Company is in the process of evaluating the impact, if any, that the adoption of this standard will have on the Company’s financial statements, it does not currently anticipate that this will have a material impact on the Company’s consolidated financial statements.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Adoption of New Accounting Pronouncements.

Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, Topic 842 Leases (“ASU 2016-02”). ASU 2016-02 requires most contracts which convey over a period of time the right to use or control the use of an asset to be recognized on a company’s financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard required using the modified retrospective transition method and apply ASU 2016-02 either at the (i) latter of the earliest comparative period presented in the financial statements or commencement date of the lease, or (ii) beginning of the period of adoption. The Company adopted the standard effective January 1, 2019 with no retrospective adjustment to prior periods presented in the financial statements. There was no impact to the opening balance of retained earnings as of January 1, 2019 as a result of the adoption of this standard.

As a result of adopting ASU 2016-02, the Company recognized $1.2 million in right-to-use assets and related lease liabilities at January 1, 2019. The Company elected to both (i) elect the short term lease scope exception for leases with original terms of twelve months or less and (ii) the package of practical expedients, which included the ability to classify leases as operating under the new standard, ASU 2016-02, for those leases existing prior to January 1, 2019 that were previously classified as operating under Topic 840 - Leases, the superseded accounting standard for the accounting for leases.

Derivatives and Hedging (Topic 815). Accounting for Certain Financial Instruments with Down Round Provisions. In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Derivatives and Hedging (Topic 815) Accounting for Certain Financial Instruments with Down Round Provisions (“ASU 2017-11”), which was effective for fiscal years beginning after December 15, 2018, simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. Currently, the existence of such features require classification outside of equity and recognition of changes in the fair value of the instrument in earnings each reporting period. This standard eliminates the need to remeasure the instruments at fair value and allows classification within equity. The adoption of this standard has not materially impacted the Company’s accounting, as current liability classified financial instruments and embedded derivatives that require separation from the host instrument have features other than down-round provisions that require current accounting and classification.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2. Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2019 and 2018 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share.

	March 31,
	2019	2018
Warrants to purchase common stock - liability classified (see Note 6)	55,963	359,619
Warrant to purchase common stock - equity classified	6	70
2020 Notes	1,044,134	1,404,675
Outstanding options to purchase common stock	2,311	2,322
Stock appreciation rights	132,559	—
Unvested restricted common stock	284,300	111
Total	1,519,273	1,766,797

3. Revenues from Contracts with Customers; Other Revenues

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Hydrocarbon revenue. Hydrocarbon revenues include sales of ATJ, isooctene and isooctane and is sold mostly on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services.

Grant and other revenues. Grant and other revenues primarily have historically consisted of governmental and cooperative research grants, of which the Northwest Advanced Renewables Alliance grant, funded by the United States Department of Agriculture, comprised the majority of those revenues since 2014. After reviewing this arrangement, the Company has concluded that this grant consists of a non-reciprocal arrangement, and therefore, does not qualify as a contract pursuant to Topic 606 “Revenues from Contracts with Customers”. Other revenues have included historically occasional short-term (less than one-year) consulting services and leases of certain storage facilities located at the Company's Luverne Facility.

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended March 31, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$5,664	–	$5,664
Hydrocarbon revenue	739	–	739
Grant and other revenue	–	–	-
	$6,403	$–	$6,403
Timing of Revenue Recognition
Goods transferred at a point in time	$6,403	$–	$6,403
Services transferred over time	–	–	-
	$6,403	$–	$6,403
Operating Segment
Gevo	$739	$–	$739
Gevo Development / Agri-Energy	5,664	–	5,664
	$6,403	$–	$6,403
Geographic Region
United States	$5,664	$–	$5,664
Other	739	–	739
	$6,403	$–	$6,403

	Three Months Ended March 31, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$8,218	–	$8,218
Hydrocarbon revenue	–	–	–
Grant and other revenue	25	–	25
	$8,243	$–	$8,243
Timing of Revenue Recognition
Goods transferred at a point in time	$8,218	$–	$8,218
Services transferred over time	25	–	25
	$8,243	$–	$8,243
Operating Segment
Gevo	$25	$–	$25
Gevo Development / Agri-Energy	8,218	–	8,218
	$8,243	$–	$8,243
Geographic Region
United States	$8,243	$–	$8,243
Other	–	–	–
	$8,243	$–	$8,243

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three months ended March 31, 2019 and 2018, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of March 31, 2019 and December 31, 2018, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point". All material contracts have payment terms of between one to three months, and there are no return or refund rights.

Services transferred over time. For the three months ended March 31, 2019 and 2018, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of March 31, 2019 and December 31, 2018, there were no material unfulfilled or partially fulfilled performance obligations.

For the three months ended March 31, 2019 and 2018, revenues were recognized ratably over time, as the performance obligation was satisfied and benefit to the customer was transferred on a ratable basis over time.

Contract Assets and Trade Receivables. As of March 31, 2019 and December 31, 2018, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s consolidated balance sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of March 31, 2019 and December 31, 2018.

4. Leases, Right-to-Use Assets and Related Liabilities

The Company enters into various arrangements which constitute a lease as defined by Topic 842 – Leases as part of its ongoing business activities and operations. Leases represent a contract or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Such contracts result in both (a) Right-to-use assets, which represent the Company’s right to use an underlying asset for the term of the contract; and (b) a corresponding lease liability which represents the Company’s obligation to make the lease payments arising from the contract, measured on a discounted basis.

The contracts for the Company are comprised of facility, equipment and transportation leases necessary to conduct the Company’s day-to-day operations for which the Company maintains control of right-to-use assets and incurs the related liabilities.

The Company elected to adopt both the (a) short-term lease exemption for those leases with initial terms of twelve months or less; and (b) the practical expedient to not separate lease components from non-lease components, if applicable. Those leases which qualify for the short-term scope exception consist of certain residential rents for executive apartments, certain of the Company’s railcar leases, and other equipment leases. There were no leases containing variable lease payments, and none of the Company’s leases contained extension or termination options which were necessary in determining the value of the right-to-use asset and related liabilities. The Company assumed a 12.00% discount rate based, which is consistent with the stated rate on the Company’s 2020 Notes (as defined below) and best approximation of the rate implicit in the Company’s leases.

Upon adoption of Topic 842 - Leases, the Company recognized a total of $1.2 million of right-to-use assets and related lease liabilities. Within the unaudited consolidated balance sheet at March 31, 2019, (i) $0.3 million of right-to-use assets with a remaining term of less than twelve months are included in Prepaid and other current assets, (ii) $0.5 million of right-to-use assets with a remaining term of exceeding twelve months are included in Deposits and other assets, and for the related lease liabilities, (iii) $0.6 million are included in Accounts payable and accrued liabilities for the current portion and (iv) $0.3 million are included in Other long-term liabilities for the non-current portion.

There are two contractual agreements related to equipment improvements at the Luverne Facility that were not recognized as of March 31, 2019 as a result of operating contingencies which must be satisfied before the Company is obligated under the terms of the contract. The total estimated fair value of unrecognized right-to-use assets and related lease liabilities relating to these contracts was approximately $3.0 million as of March 31, 2019.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases.

Three Months Ended
March 31, 2019
Lease Cost
Financing lease cost	$-
Operating lease cost	345
Short-Term lease cost	17
Variable lease cost	-
Sublease income	-
Total lease cost	$362

Other Information
(Gains) and losses on sale and leaseback transactions, net	$-
Cash paid for the measurement of lease liabilities
Operating cash flows from finance leases	-
Operating cash flows from operating leases	345
Financing cash flows from financing leases
Right-to-use assets obtained in exchange for new finance lease liabilities	-
Right-to-use assets obtained in exchange for new operating lease liabilities	-
Weighted-average remaining lease term, financing leases (months)	-
Weighted-average remaining lease term, operating leases (months)	19.60
Weighted-average discount rate - financing leases	-%
Weighted-average discount rate - operating leases	12.00%

5. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	March 31,	December 31,
	2019	2018
Raw materials
Corn	$92	$29
Enzymes and other inputs	145	204
Finished goods
Ethanol	333	182
Isobutanol	457	549
Jet Fuels, Isooctane and Isooctene	306	394
Distiller's grains	40	54
Work in process - Agri-Energy	208	214
Work in process - Gevo	100	89
Spare parts	1,506	1,451
Total inventories	$3,187	$3,166

Work in process inventory includes unfinished jet fuel, isooctane, and isooctene inventory.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful Life			March 31,	December 31,
	(in years)			2019	2018
Construction in progress				$6,070	$3,478
Plant machinery and equipment		10		16,285	16,285
Site improvements		10		7,055	7,055
Luverne retrofit asset		20		70,842	70,842
Lab equipment, furniture and fixtures and vehicles		5		6,574	6,574
Demonstration plant		2		3,597	3,597
Buildings		10		2,543	2,543
Computer, office equipment and software		3		1,850	1,848
Leasehold improvements, pilot plant, land and support equipment	2	to	5	2,549	2,542
Total property, plant and equipment				117,365	114,764
Less accumulated depreciation and amortization				(49,320)	(47,728)
Property, plant and equipment, net				$68,045	$67,036

Included in cost of goods sold is depreciation of $1.6 million and $1.6 million during the three months ended March 31, 2019 and 2018, respectively.

Included in operating expenses is depreciation of $0.1 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

7. Embedded Derivatives and Derivative Warrant Liabilities

2020 Notes Embedded Derivative

In June 2017, the Company issued 12% convertible senior secured notes due 2020 (the “2020 Notes”) in exchange for its 12.0% convertible senior secured notes due 2017 (the “2017 Notes”). The 2020 Notes contain the following embedded derivatives: (i) a Make-Whole Payment (as defined in the indenture governing the 2020 Notes (the “2020 Notes Indenture”)) upon either conversion or redemption; (ii) right to redeem the outstanding principal upon a Fundamental Change (as defined in the 2020 Notes Indenture); (iii) issuer rights to convert into a limited number of shares in any given three month period commencing nine months from the issuance date and dependent on the stock price exceeding 150% of the then in-effect conversion price over a ten-business day period; and (iv) holder rights to convert into either shares of the Company’s common stock or pre-funded warrants upon the election of the holders of the 2020 Notes.

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

GEVO, INC.

Notes to Consolidated Financial Statements

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

As of March 31, 2019, the estimated fair value of the embedded derivatives was $0.1 million. Any change in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as $0.2 million from the change in fair value of embedded derivatives in the consolidated statements of operations for the three months ended March 31, 2019, respectively. The Company recorded the estimated fair value of the embedded derivative with the 2020 Notes, net in the consolidated balance sheets.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	March 31,	December 31,
	2019	2018
Stock price	$2.19	1.96
Conversion Rate per $1,000	67.95	67.95
Conversion Price	$14.72	$14.72
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	2.37%	2.57%
Estimated stock volatility	120%	150%
Estimated credit spread	26.8%	31%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded featured within the 2020 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Derivative Warrant Liability

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of March 31, 2019:

	Issuance Date	Expiration Date	Exercise Price as of March 31, 2019	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of March 31, 2019	Shares Underlying Warrants Outstanding as of March 31, 2019 (1)
2014 Warrants	08/05/2014	08/05/2019	$65.50	2,500	1,526	974
Series A Warrants	02/03/2015	02/03/2020	$3.80	5,542	5,222	320
Series C Warrants	05/19/2015	05/19/2020	$53.43	1,075	—	1,075
Series D Warrants	12/11/2015	12/11/2020	$40.00	25,125	25,078	47
Series F Warrants	04/01/2016	04/01/2021	$40.00	25,733	11,692	14,041
Series I Warrants	09/13/2016	09/13/2021	$220.00	35,650	—	35,650
Series K Warrants	02/17/2017	2/17/2022	$3.80	312,516	308,660	3,856
				408,141	352,178	55,963

(1)	This table does not include 6 equity-classified warrants issued between 2008 through 2012, with strike prices of $345 per share.

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

•

the exercise price and the number and type of securities purchasable upon exercise of the warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

•

in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the successor entity is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black-Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, the Company or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company.

There were no warrants exercised during the three months ended March 31, 2019.

As of March 31, 2019, all of the Series B Warrants, Series E Warrants, Series G Warrants, Series H Warrants, Series J Warrants, Series L Warrants and Series M Warrants for which the exercise price had been adjusted were either fully exercised or expired.

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	March 31,	December 31,
	2019	2018
Accounts payable - trade	$2,333	$1,944
Accrued legal-related fees	156	206
Accrued employee compensation	920	1,648
Accrued interest	344	-
Accrued production fees	297	255
Accrued utilities and supplies payable	284	344
Accrued taxes payable	197	101
Current lease obligations	577	–
Other accrued liabilities *	39	376
Total accounts payable and accrued liabilities	$5,147	$4,874

*	Other accrued liabilities consist of franchise taxes, audit fees, and a variety of other expenses, none of which individually represent greater than five percent of total current liabilities.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

9. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2020 Notes	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative
Balance - December 31, 2018	$13,775	$(979)	$(242)	$12,554	$394	$12,948
Amortization of debt discount	–	272	–	272	–	272
Amortization of debt issue costs	–	–	69	69	–	69
Paid-in-kind interest	69	–	–	69	–	69
Change in fair value of 2020 Notes embedded derivative	–	–	–	–	(246)	(246)
Balance - March 31, 2019	$13,844	$(707)	$(173)	$12,964	$148	$13,112

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD, (the “Holder”), the holder of the 2017 Notes, which were issued under that certain Indenture dated as of June 6, 2014, by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee (as supplemented, the “2017 Notes Indenture”), and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by the Company’s stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). Pursuant to the Purchase Agreement, the Company also granted the Holder an option (the “Purchase Option”) to purchase up to an additional aggregate principal amount of $5.0 million of 2020 Notes (the “Option Notes”), at a purchase price equal to the aggregate principal amount of such Option Notes purchased, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020 Notes issued, at any time on or within ninety (90) days of the closing of the Exchange. The right to purchase Option Notes expired as of September 30, 2017. On June 20, 2017, the Company completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes. The Company recognized an approximately $4.0 million loss which has been recorded as loss on exchange or conversion of debt within the consolidated statements of operations.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

10. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Stock options and employee stock purchase plan awards
Research and development	$–	$10
Selling, general and administrative	–	30

Restricted stock
Research and development	28	17
Selling, general and administrative	206	41

Stock appreciation rights
Research and development	16	–
Selling, general and administrative	13	–
Total stock-based compensation	$263	$98

11. Commitments and Contingencies

Legal Matters. From time to time, the Company has been, and may again become, involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any litigation that it believes to be material and is not aware of any pending or threatened litigation against the Company that it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

Leases. Upon adoption of ASU 2016-02, the Company identified three lease agreements that qualify as “operating” based on the terms and conditions at the commencement date for each lease. These include the lease for the Company’s office and research facility in Englewood, Colorado, with a term expiring in July 2021 and leases of plant equipment and transportation equipment with expiration dates in June 2019 used by Agri-Energy at the Luverne Facility.

All other leases qualified for the short-term scope exemption. These consist of corporate apartments in Colorado, which have initial lease terms of less than twelve months, and additional leases of transportation equipment located both at the Luverne Facility and the South Hampton Facility with original lease terms of less than twelve months.

Rent expense for the three months ended March 31, 2019 and 2018 was $0.4 million and $0.4 million, respectively.

The table below shows the future minimum payments under non-cancelable short-term and operating leases and at March 31, 2019 (in thousands):

	Short-Term Leases	Operating Leases
2019 (remaining)	$406	$613
2020	233	422
2021	–	218
2022	–	–
2023 and thereafter	–	–
Total	$639	$1,253

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Company entered into a five-year software licensing agreement on April 2, 2018 with future contractual payment obligations totaling approximately $0.6 million. This licensing agreement is accounted for as an intangible asset and is out of the scope of ASU 2016-02 - Leases.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2019 and December 31, 2018, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2019 or December 31, 2018.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

 These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at March 31, 2019 and December 31, 2018, respectively (in thousands).

		Fair Value Measurements at March 31, 2019 (In thousands)
	Fair Value at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$21	$–	$–	$21
2020 Embedded Derivative Liability	148	–	–	148
Total Recurring Fair Value Measurements	$169	$–	$–	$169

Nonrecurring
Corn and finished goods inventory	$1,179	$92	$1,087	$–
Total Non-Recurring Fair Value Measurements	$1,179	$92	$1,087	$–

		Fair Value Measurements at December 31, 2018 (In thousands)
	Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$22	$–	$–	$22
2020 Embedded Derivative Liability	394	–	–	394
Total Recurring Fair Value Measurements	$416	$–	$–	$416

Nonrecurring
Corn and finished goods inventory	$1,047	$29	$1,018	$–
Total Non-Recurring Fair Value Measurements	$1,047	$29	$1,018	$–

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the three months ended March 31, 2019.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)

	Derivative Warrant Liability	2020 Notes Embedded Derivative
Opening Balance	$22	$394
Transfers into Level 3	–	–
Transfers out of Level 3	–	–
Total (gains) or losses for the period
Included in earnings	(1)	(246)
Included in other comprehensive income	–	–
Purchases, issues, sales and settlements
Purchases	–	–
Issues	–	–
Sales	–	–
Settlements	–	–
Closing balance	$21	$148

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0.1 million at March 31, 2019 and $0.45 million at December 31, 2018 based upon Level 3 inputs. Changes in the fair value of the embedded derivative is recognized each reporting period as a “Change in fair value of 2020 Notes embedded derivative” in the consolidated Statements of Operations and Statements of Cash Flows. See Note 6, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the embedded derivative.

Derivative Warrant Liability. Prior to 2017, the Company estimated the fair value of the Series A Warrants, Series F Warrants and Series K Warrants using a Monte- Carlo model (Level 3). For all other warrants the Company valued these using a standard Black-Scholes model (Level 2). However, beginning in the first quarter 2017, the Company valued the Series F Warrants and Series K Warrants using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3). The Company has estimated the fair value of the derivative warrant liability to be $0.02 million as of March 31, 2019 and  December 31, 2018.

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

Gevo Segment. The Gevo segment is responsible for all research and development activities related to the future production of isobutanol, including the development of our proprietary biocatalysts, the production and sale of bio jet fuel, the Company’s retrofit process and the next generation of chemicals and biofuels that will be based on the Company’s isobutanol technology. The Gevo segment also develops, maintains and protects its intellectual property portfolio, develops future markets for its isobutanol and provides corporate oversight services.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Gevo Development/Agri-Energy Segment. The Gevo Development/Agri-Energy segment is currently responsible for the operation of the Company’s Luverne Facility and the production of ethanol, isobutanol and related products.

	Three Months Ended March 31,
	2019	2018
Revenues:
Gevo	$739	$25
Gevo Development / Agri-Energy	5,664	8,218
Consolidated	$6,403	$8,243

Loss from operations:
Gevo	$(2,673)	$(2,476)
Gevo Development / Agri-Energy	(2,955)	(2,523)
Consolidated	$(5,628)	$(4,999)

Interest expense:
Gevo	$755	$825
Gevo Development / Agri-Energy	–	–
Consolidated	$755	$825

Depreciation expense:
Gevo	$51	$84
Gevo Development / Agri-Energy	1,561	1,562
Consolidated	$1,612	$1,646

Acquisitions of plant, property and equipment:
Gevo	$2,204	$–
Gevo Development / Agri-Energy	-	67
Consolidated	$2,204	$67

	March 31,
	2019	2018
Total assets:
Gevo	$109,312	$81,629
Gevo Development / Agri-Energy	142,985	147,290
Intercompany eliminations	(140,834)	(146,046)
Consolidated	$111,463	$82,873

14. Subsequent Events

None noted for the unaudited consolidated financial statements for the quarter ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: risks and uncertainties related to our ability to sell our products, our ability to expand or continue production of ethanol and isobutanol at our production facility in Luverne, Minnesota (the “Luverne Facility”), our ability to meet our production, financial and operational guidance, our strategy to pursue low-carbon ethanol for sale into California, our ability to replace our fossil-based energy sources with renewable energy sources at the Luverne Facility, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet fuel (“ATJ”), our ability to raise additional funds to continue operations and/or expand the Luverne Facility, our ability to produce ethanol and isobutanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our retrofit production model, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our ethanol and isobutanol and the products derived from isobutanol, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Annual Report”), and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Latest Highlights and Developments

●	On April 4, 2019, we executed a binding, definitive Construction License Agreement with Praj Industries Ltd. (“ Praj”), pursuant to which we will commercialize the production of renewable isobutanol using sugary-based feedstocks, such as juice, syrup and molasses made of sugarcane and sugar beets (the “Construction License Agreement”). Pursuant to the Construction License Agreement, Praj will provide engineering procurement and construction services to certain third party customers using a process design package that incorporates our proprietary isobutanol biocatalyst and is designed for use with sugary-based feedstocks (the “PDP”). The PDP is jointly owned by us and Praj. We have granted a license to Praj that would allow Praj to provide such services to certain third party customers. In connection with the Construction License Agreement, Gevo and Praj have also entered into a new Joint Development Agreement and a new Development License Agreement, dated April 4, 2019, to continue their joint development efforts to produce isobutanol using sugarcane juice, sugarcane syrup, sugarcane molasses, sugar beet juice, sugar beet syrup, sugar beet molasses, sugar beet pulp, cassava, rice, wheat, sorghum, bagasse, rice straw, wheat straw, corn stover, cotton stalk and empty fruit bunches.

●	On April 4, 2019, we also executed a Memorandum of Understanding (“MOU”) with Praj Industries Ltd. to commercialize our renewable hydrocarbon products in India, including our ATJ and renewable isooctane, derived from our renewable isobutanol. The MOU contemplates two phases. In phase one, Praj will implement a pilot plant in India for the purpose of introducing our technology to potential customers. Following phase one, we expect to enter into a commercial license agreement for the production of renewable hydrocarbons. Together, we expect to use a combination of their respective technologies for the conversion of sugars to renewable hydrocarbon products.

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

As previously disclosed, during 2017, we hired a third-party engineering firm to test the structural integrity of two of our three carbon steel production fermentation vessels. The results of the testing indicate that one of these fermentation vessels had at least one more year of life before needing repair, and the other one had approximately two months of life remaining. In April 2019, we had an inspection done on a third carbon steel fermenter. Based on this inspection, we decided to retire this fermenter and use one of the recently repaired fermenters. Besides these three carbon steel production fermenters, we have two stainless steel production fermenters.

Recently, we decided to repair two of the carbon steel fermentation vessels. Repairs are expected to be completed by the second quarter of 2019, at an estimated cost of approximately $0.6 million. After the repairs, the estimated useful life of the vessels is expected to be twenty-years.

Financial Condition

For the three months ended March 31, 2019 and 2018, we incurred a consolidated net loss of $6.1 million and $2.5 million, respectively, and had an accumulated deficit of $435.5 million at March 31, 2019. Our cash and cash equivalents at March 31, 2019 totaled $35.5 million which is primarily being used for the following: (i) operating activities of our Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital expenditures primarily associated with the Luverne Facility, including capital expenditures to “de-carbonize” the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service and repayment obligations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,664	$8,218	$(2,554)
Hydrocarbon revenue	739	–	739
Grant and other revenue	–	25	(25)
Total revenues	6,403	8,243	(1,840)

Cost of goods sold	8,961	10,583	(1,622)

Gross loss	(2,558)	(2,340)	(218)

Operating expenses
Research and development expense	978	789	189
Selling, general and administrative expense	2,092	1,870	222
Total operating expenses	3,070	2,659	411

Loss from operations	(5,628)	(4,999)	(629)

Other (expense) income
Interest expense	(755)	(825)	70
(Loss) on exchange of debt	–	(21)	20
Gain from change in fair value of derivative warrant liability	1	477	(476)
Gain from change in fair value of 2020 Notes embedded derivative	246	2,858	(2,612)
Other income	–	8	(8)
Total other expense, net	(508)	2,497	(3,005)

Net loss	$(6,136)	$(2,502)	$(3,634)

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the three months ended March 31, 2019 was $5.6 million, a decrease of $2.6 million from the three months ended March 31, 2018. This decrease was primarily the result of a combination of (i) decreased sales volumes of ethanol and distiller grains and (ii) a decline in ethanol prices for the three months ended March 31, 2019 compared with the same period ended March 31, 2018.  During the three months ended March 31, 2019, we sold 3.7 million gallons of ethanol compared to 4.9 million gallons of ethanol sold in the three months ended March 31, 2018.

Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Hydrocarbon sales increased by $0.7 million during the three months ended March 31, 2019 as a result of greater shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”).

Grant and other revenue was $0.0 million during the three months ended March 31, 2019, a decrease of less than $0.1 million from the three months ended March 31, 2018.

Cost of goods sold. Cost of goods sold was $9.0 million during the three months ended March 31, 2019, compared with $10.6 million during the three months ended March 31, 2018, a decrease of approximately $1.6 million, primarily the result of decreased production for the three months ended March 31, 2019 compared to March 31, 2018 in response to an unfavorable commodity environment for the three months ended March 31, 2019. Cost of goods sold included approximately $7.4 million associated with the production of ethanol and related products and approximately $1.6 million in depreciation expense during the three months ended March 31, 2019.

Research and development expense. Research and development expense increased by approximately $0.2 million during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, due primarily to an increase in consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $0.2 million during the three months ended March 31, 2019, compared with the three months ended March 31, 2018, due primarily to an increase in stock compensation expense.

Interest expense. Interest expense during the three months ended March 31, 2019 was $0.8 million, a decrease of $0.1 million compared to the three months ended March 31, 2018, due to the exchange of approximately $3.2 million of our 12% convertible senior secured notes due 2020 (the “2020 Notes”) for our common stock during 2018, which resulted in a decrease in the outstanding principal amount of the 2020 Notes as of March 31, 2019.

(Loss)/Gain from change in fair value of derivative warrant liability. During the three months ended March 31, 2019 we incurred a $1,000 non-cash gain on changes in the fair value of the derivative warrant liability, primarily due to the decrease in the price of our common stock.

(Loss) from change in fair value of the 2020 Notes embedded derivative. During the three months ended March 31, 2019, the estimated fair value of the 2020 Notes embedded derivative liability decreased, resulting in a non-cash gain of $0.2 million, primarily due to the decrease in the price of our common stock since the June 20, 2017 issuance date.

Revenue, Cost of Goods Sold and Operating Expenses

Revenue

During the three months ended March 31, 2019 and 2018, we generated revenue from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales, consisting primarily of the sale of ATJ fuel, isooctane and isooctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the three months ended March 31, 2019 and 2018 primarily includes costs directly associated with isobutanol production and ethanol production at the Luverne Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

Liquidity and Capital Resources

Since our inception in 2005, we have devoted most of our cash resources to manufacturing ethanol, isobutanol and related products, research and development and selling, general and administrative activities related to the commercialization of ethanol, isobutanol, as well as related products from renewable feedstocks. We have incurred losses since inception and expect to incur losses through at least 2020. We have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.

The continued operation of our business, including any expansion of the Luverne Facility, is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including access to sufficient capital, repayment of our current debt, completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel. Such additional capital may not be available to us on acceptable terms or at all.

As of March 31, 2019, we had an accumulated deficit of $435.5 million with cash and cash equivalents totaling $35.5 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(5,708)	$(4,350)
Net cash used in investing activities	$(2,204)	$(67)
Net cash provided by/(used in) financing activities	$9,644	$(107)

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses, research and development expenses, which include costs incurred under development agreements; costs and expenses for the production of isobutanol, ethanol and related products, logistics costs, costs associated with further processing of isobutanol and costs associated with the operation of the South Hampton Facility and debt service payments.

During the three months ended March 31, 2019, we used $5.7 million in cash from operating activities primarily resulting from a net loss of $6.1 million, a $1.6 million increase in working capital items, and approximately $2.0 million in non-cash operating activities.

Investing Activities

During the three months ended March 31, 2019, we used $2.2 million in cash from investing activities related primarily to capital expenditures at our Luverne Facility.

Financing Activities

During the three months ended March 31, 2019, we raised approximately $9.6 million associated with financing activities, which consisted entirely of $9.6 million of net proceeds from sales under our “at-the-market” offering program discussed below.

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to-time. The at-the-market offering program was amended multiple times during 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. During the three months ended March 31, 2019, we issued 3,244,941 shares of common stock under the at-the-market offering program for gross proceeds of $9.9 million. We paid commissions to our sales agent of approximately $0.2 million and incurred other offering related expenses of $0.01 million during the three months ended March 31, 2019. As of March 31, 2019, we had remaining capacity to issue and sell up to approximately $34.7 million of additional shares of common stock under the at-the-market offering program. However, pursuant to Instruction I.B.6. to Form S-3, because the our market capitalization was below $75.0 million as of March 27, 2019, the date we filed our Annual Report on Form 10-K for the year ended December 31, 2018, we may only sell securities via Form S-3 if the aggregate market value of the securities sold by or on behalf of us during the 12-month period immediately prior to and including the date of the sale is no more than one-third of all common voting and nonvoting equity held by non-affiliates of us. Given the amount of common stock sold by us under the at-the-market offering program in 2018, we are currently unable to issue and sell additional shares of common stock under the at-the-market offering program.

2020 Notes

On April 19, 2017, we entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD, the holder of our 12.0% convertible senior secured notes due 2017 (such notes, the “2017 Notes” and, such holder, the “Holder”), and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). On June 20, 2017, we completed the Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes. As of March 31, 2019 and December 31, 2018, the outstanding principal on the 2020 Notes, including PIK Interest (as defined and described below), was $13.8 million and $13.8 million, respectively.

The 2020 Notes will mature on March 15, 2020. The 2020 Notes bear interest at a rate equal to 12% per annum (with 2% potentially payable as PIK Interest at our option), payable on March 31, June 30, September 30, and December 31 of each year. Under certain circumstances, we have the option to pay a portion of the interest due on the 2020 Notes by either (a) increasing the principal amount of the 2020 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”).

The 2020 Notes are convertible into shares of our common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes is equal to $14.72 per share of common stock, or 0.0679 shares of common stock per $1 principal amount of 2020 Notes.

See Note 7, Debt, to our consolidated financial statements included herein for further discussion of the 2020 Notes.

Critical Accounting Policies and Estimates

Except for the adoption of ASC 842 “Leases” (see Note 4) there have been no significant changes to our critical accounting policies since December 31, 2018. However, see Note 1, Nature of Business, Financial Condition and Basis of Presentation, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Contractual Obligations and Commitments

The following summarizes the future commitments arising from our contractual obligations at March 31, 2019 (in thousands).

	Less than 1 year	1 - 3 years	4 - 5 years	5+ Years	Total
Principal debt payments (1)	$14,112	$-	$-	$-	$14,112
Interest payments on debt (2)	1,340	-	-	-	1,340
Operating leases (3)	1,238	654	-	-	1,892
Insurance & Maintenance	375	391	235	-	1,001
Total	$17,065	$1,045	$235	-	$18,345

(1)	Represents cash principal payments due to the holders of the 2020 Notes.

(2)	Represents interest payments due to the holders of the 2020 Notes.

(3)	Represents commitments for operating leases related to our leased facility in Englewood, Colorado and our lease for rail cars in Luverne, Minnesota for ethanol and isobutanol shipments.

The table above reflects only payment obligations that are fixed and determinable as of March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any material off-balance sheet arrangements, except for operating lease obligations disclosed in our commitment and contingencies table above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

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

Management, including the participation of our Chief Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report. The risk factors in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.4	Exchange and Purchase Agreement, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35073	April 20, 2017	4.1
4.5	Indenture, dated June 20, 2017, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.	8-K	001-35073	June 20, 2017	4.1
4.6	Registration Rights Agreement, dated June 20, 2017, by and among Gevo, Inc. and the investors named therein.	8-K	001-35073	June 20, 2017	4.2
4.7	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.8	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.9	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.10	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35073	December 15, 2015	4.1
4.11	Form of Amendment No. 1 to Series D Warrant	8-K	001-35073	June 13, 2016	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.12	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35073	April 5, 2016	4.1
413	Form of Series I Warrant to Purchase Common Stock	8-K	001-35073	September 15, 2016	4.1
4.14	Form of Series K Warrant to Purchase Common Stock	8-K	001-35073	February 22, 2017	4.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X**
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

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

Date: May 8, 2019