Form 10-Q
period 2019-06-30
Gevo, Inc.
filed 2019-08-14
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 1, 2019, 13,423,210 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$29,155	$33,734
Accounts receivable	166	526
Inventories	3,329	3,166
Prepaid expenses and other current assets	1,470	1,284
Total current assets	34,120	38,710

Property, plant and equipment, net	67,998	67,036
Deposits and other assets	1,675	1,289
Total assets	$103,793	$107,035

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,286	$4,874
2020 Notes (current), net	13,386	—
2020 Notes embedded derivative liability	—	394
Derivative warrant liability	19	22
Total current liabilities	17,691	5,290

2020 Notes (long-term), net	—	12,554
Other long-term liabilities	505	404
Total liabilities	18,196	18,248

Commitments and Contingencies (see Note 12)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 11,885,524 and 8,640,583 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	119	86
Additional paid-in capital	528,030	518,027
Accumulated deficit	(442,552)	(429,326)
Total stockholders' equity	85,597	88,787
Total liabilities and stockholders' equity	$103,793	$107,035

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Ethanol sales and related products, net	$4,966	$8,813	$10,630	$17,031
Hydrocarbon revenue	92	607	831	607
Grant and other revenue	28	—	28	25
Total revenues	5,086	9,420	11,489	17,663

Cost of goods sold	8,452	10,693	17,413	21,276

Gross loss	(3,366)	(1,273)	(5,924)	(3,613)

Operating expenses
Research and development expense	945	1,469	1,923	2,258
Selling, general and administrative expense	2,182	1,637	4,274	3,507
Total operating expenses	3,127	3,106	6,197	5,765

Loss from operations	(6,493)	(4,379)	(12,121)	(9,378)

Other (expense) income
Interest expense	(767)	(904)	(1,522)	(1,729)
Loss on exchange of debt	—	(2,181)	—	(2,202)
Gain (loss) from change in fair value of derivative warrant liability	2	(3,517)	3	(3,040)
Gain (loss) from change in fair value of 2020 Notes embedded derivative	148	(511)	394	2,347
Other income	20	—	20	8
Total other expense, net	(597)	(7,113)	(1,105)	(4,616)

Net loss	$(7,090)	$(11,492)	$(13,226)	$(13,994)

Net loss per share - basic and diluted	$(0.60)	$(7.19)	$(1.20)	$(10.26)

Weighted-average number of common shares outstanding - basic and diluted	11,885,524	1,597,242	11,024,482	1,363,394

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	8,640,583	$86	$518,027	$(429,326)	$88,787

Issuance of common stock, net of issuance costs	3,244,941	33	9,611	—	9,644
Non-cash stock-based compensation	—	—	234	—	234
Net loss	—	—	—	(6,136)	(6,136)

Balance, March 31, 2019	11,885,524	119	527,872	(435,462)	92,529

Issuance of common stock, net of issuance costs	—	—	(14)	—	(14)
Non-cash stock-based compensation	—	—	172	—	172
Net loss	—	—	—	(7,090)	(7,090)

Balance, June 30, 2019	11,885,524	$119	$528,030	$(442,552)	$85,597

	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	1,090,553	$11	$464,870	$(401,350)	$63,531

Issuance of common stock under stock plans, net	30	—	—	—	—
Issuance of common stock, net of issue costs and warrants	5,208	—	(107)	—	(107)
Non-cash stock-based compensation	—	—	98	—	98
Issuance of common stock upon exchange of debt	39,016	—	528	—	528
Net loss	—	—	—	(2,502)	(2,502)

Balance, March 31, 2018	1,134,807	11	465,389	(403,852)	61,548
Shares issued upon reverse stock split	12,261	—	—	—	—
Issuance of common stock under stock plans, net	19	—	—	—	—
Issuance of common stock, net of issue costs and warrants	6,281,409	63	36,230	—	36,293
Non-cash stock-based compensation	—	—	61	—	61
Issuance of common stock upon exercise of warrants	300,761	3	6,164	—	6,167
Issuance of common stock upon exchange of debt	260,793	3	7,015	—	7,018
Net loss	—	—	—	(11,492)	(11,492)

Balance, June 30, 2018	7,990,050	$80	$514,859	$(415,344)	$99,595

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(13,226)	$(13,994)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in fair value of derivative warrant liability	(3)	3,040
(Gain) from change in fair value of 2020 Notes embedded derivative	(394)	(2,347)
Loss on exchange of debt	—	2,202
Stock-based compensation	370	237
Depreciation and amortization	3,221	3,285
Non-cash interest expense	832	884
Other non-cash expense	1	6
Changes in operating assets and liabilities:
Accounts receivable	360	(389)
Inventories	(163)	516
Prepaid expenses and other current assets, deposits and other assets	(613)	(416)
Accounts payable, accrued expenses and long-term liabilities	(38)	(829)
Net cash used in operating activities	(9,653)	(7,805)

Investing Activities
Acquisitions of property, plant and equipment	(4,556)	(97)
Net cash used in investing activities	(4,556)	(97)

Financing Activities
Proceeds from issuance of common stock	9,647	22,415
Proceeds from exercise of common stock warrants	—	1,263
Debt and equity offering costs	(17)	(299)
Net cash provided by financing activities	9,630	23,379

Net (decrease) increase in cash and cash equivalents	(4,579)	15,477

Cash, cash equivalent and restricted cash
Beginning of period	33,734	11,553
End of period	$29,155	$27,030

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Six Months Ended June 30,
	2019	2018
Cash paid for interest	$344	$850
Non-cash purchase of property, plant and equipment	$506	$16
Exchange of convertible debt into common stock	$—	$3,701
Accrued debt and equity issuance costs	$—	$61
Fair value of 2020 Notes embedded derivative liability upon conversion into common stock	$—	$2,193
Fair value of warrants at issuance and upon exercise, net	$—	$4,905
Shares of common stock sold but not paid	$—	$14,130

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

In addition to its ethanol production capabilities, the Company developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to make isobutanol and hydrocarbon products from isobutanol that can displace petrochemical incumbent products. The Company has been able to genetically engineer yeast, whereby the yeast produces isobutanol from carbohydrates. The Company’s technology converts its renewable isobutanol to alcohol-to-jet (“ATJ”), isooctane, isooctene and para-xylene (building block for polyester) at its hydrocarbons demonstration plant located at South Hampton Resources, Inc’s facility in Silsbee, Texas (the “South Hampton Facility”). In addition, the Company’s production facility located in Luverne, Minnesota (the “Luverne Facility”) has production capacity of about 20 million gallons per year of ethanol, 45-50 kilotons of animal feed, and 3 million pounds of corn oil.

As of June 30, 2019, the Company continues to engage in research and development, business development, business and financial planning, optimizing operations for low-carbon ethanol, isobutanol and related hydrocarbons production, and raising capital to fund future expansion of its Luverne Facility. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing certain capital improvements at the Luverne Facility to produce low-carbon ethanol side-by-side with low-carbon isobutanol; (ii) completing the Company’s development activities resulting in commercial production and sales of low-carbon ethanol, isobutanol, or isobutanol derived products and/or technology; (iii) obtaining adequate financing to complete the Company’s development activities, including the build out of low-carbon ethanol capacity and further isobutanol and hydrocarbon capacity; (iv) gaining market acceptance and demand for the Company’s products and services; (v) attracting and retaining qualified personnel; and (vi) the achievement of a level of revenues adequate to support the Company’s cost structure.

Financial Condition. For the six months ended June 30, 2019 and 2018, the Company incurred a consolidated net loss of $13.2 million and $14.0 million, respectively, and had an accumulated deficit of $442.6 million at June 30, 2019. The Company’s cash and cash equivalents at June 30, 2019 totaled $29.2 million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital expenditures primarily associated with the Luverne Facility, including capital expenditures to “de-carbonize” the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service and repayment obligations. The Company is actively working on refinancing and negotiating its 2020 Notes that mature on March 15, 2020.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources. Gevo may seek to restructure its debt and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds, or achieve or sustain profitability or positive cash flows from operations.

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. The at-the-market offering program was amended multiple times during 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. During the first quarter of 2019, the Company issued 3,244,941 shares of common stock under the at-the-market offering program for gross proceeds of $9.9 million. The Company paid commissions to its sales agent of approximately $0.2 million and incurred other offering related expenses of $0.01 million. There were no sales under the at-the-market offering program during the second quarter of 2019.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development, LLC (“Gevo Development”) and Agri-Energy, LLC (“Agri-Energy”)) have been prepared, without audit, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2019, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Income Taxes. There is no provision for income taxes because the Company has incurred operating losses since inception.

Recent Accounting Pronouncements

Financial Instruments - Credit Losses. Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses Measurement of Credits Losses on Financial Instruments (“ASU 2016-13”), which replaces accounting for credit losses for most financial assets, including trade accounts receivable, and certain other instruments that are not measured at fair value through income. ASU 2016-13 replaces the current “incurred loss” model, in which losses are recognized when a loss is incurred as of the date of the balance sheet, to an “expected credit loss” model, which includes a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. It is expected that the adoption of this standard will primarily apply to the valuation of the Company’s trade accounts receivables. The Company sells primarily to a small quantity of large customers with significant balance sheets and those financial assets are often settled within one-to-two weeks after the completion of the corresponding sales transaction. While the Company is in the process of evaluating the impact, if any, that the adoption of this standard will have on the Company’s financial statements, it does not currently anticipate that this will have a material impact on the Company’s consolidated financial statements.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Adoption of New Accounting Pronouncements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires most contracts which convey over a period of time the right to use or control the use of an asset to be recognized on a company’s financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard required using the modified retrospective transition method and apply ASU 2016-02 either at the (i) latter of the earliest comparative period presented in the financial statements or commencement date of the lease, or (ii) beginning of the period of adoption. The Company adopted the standard effective January 1, 2019 with no retrospective adjustment to prior periods presented in the financial statements. There was no impact to the opening balance of retained earnings as of January 1, 2019 as a result of the adoption of this standard.

As a result of adopting ASU 2016-02, the Company recognized $1.2 million in right-to-use assets and related lease liabilities at January 1, 2019. The Company elected to both (i) elect the short term lease scope exception for leases with original terms of twelve months or less and (ii) the package of practical expedients, which included the ability to classify leases as operating under the new standard, ASU 2016-02, for those leases existing prior to January 1, 2019 that were previously classified as operating under Accounting Standards Codification ("ASC") 840, Leases, the superseded accounting standard for the accounting for leases.

Derivatives and Hedging. Accounting for Certain Financial Instruments with Down Round Provisions. In July 2017, the FASB issued ASU No. 2017-11, Derivatives and Hedging Accounting for Certain Financial Instruments with Down Round Provisions (“ASU 2017-11”), which was effective for fiscal years beginning after December 15, 2018. The standard simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. Currently, the existence of such features require classification outside of equity and recognition of changes in the fair value of the instrument in earnings each reporting period. This standard eliminates the need to remeasure the instruments at fair value and allows classification within equity. The adoption of this standard has not materially impacted the Company’s accounting, as current liability classified financial instruments and embedded derivatives that require separation from the host instrument have features other than down-round provisions that require current accounting and classification.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2. Earnings Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three and six months ended June 30, 2019 and 2018 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted EPS.

	Three and Six Months Ended June 30,
	2019	2018
Warrants to purchase common stock - liability classified (see Note 7)	55,963	58,902
Warrant to purchase common stock - equity classified	6	6
2020 Notes	1,020,595	1,116,637
Outstanding options to purchase common stock (see Note 10)	2,361	358
Stock appreciation rights (see Note 10)	132,566	68,638
Unvested restricted common stock (see Note 10)	1,538,184	16
Total	2,749,675	1,244,557

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

Grant and other revenues. Grant and other revenues primarily have historically consisted of governmental and cooperative research grants, of which the Northwest Advanced Renewables Alliance grant, funded by the United States Department of Agriculture, comprised the majority of those revenues since 2014. This grant consists of a non-reciprocal arrangement, and therefore, does not qualify as a contract pursuant to ASC 606, Revenues from Contracts with Customers. Other revenues have included historically occasional short-term (less than one-year) consulting services and leases of certain storage facilities located at the Company's Luverne Facility.

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands).

	Three Months Ended June 30, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$4,966	$—	$4,966
Hydrocarbon revenue	92	—	92
Grant and other revenue	—	28	28
	$5,058	$28	$5,086
Timing of Revenue Recognition
Goods transferred at a point in time	$5,058	$—	$5,058
Services transferred over time	—	28	28
	$5,058	$28	$5,086

	Three Months Ended June 30, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$8,813	$—	$8,813
Hydrocarbon revenue	607	—	607
Grant and other revenue	—	—	—
	$9,420	$—	$9,420
Timing of Revenue Recognition
Goods transferred at a point in time	$9,420	$—	$9,420
Services transferred over time	—	—	—
	$9,420	$—	$9,420

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	Six Months Ended June 30, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$10,630	$—	$10,630
Hydrocarbon revenue	831	—	831
Grant and other revenue	—	28	28
	$11,461	$28	$11,489
Timing of Revenue Recognition
Goods transferred at a point in time	$11,461	$—	$11,461
Services transferred over time	—	28	28
	$11,461	$28	$11,489

	Six Months Ended June 30, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$17,031	—	$17,031
Hydrocarbon revenue	607	—	607
Grant and other revenue	25	—	25
	$17,663	$—	$17,663
Timing of Revenue Recognition
Goods transferred at a point in time	$17,638	$—	$17,638
Services transferred over time	25	—	25
	$17,663	$—	$17,663

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three and six months ended June 30, 2019 and 2018, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of June 30, 2019 and December 31, 2018, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point". All material contracts have payment terms of between one to three months and there are no return or refund rights.

Services transferred over time. For the three and six months ended June 30, 2019 and 2018, there were no contracts for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of June 30, 2019 and December 31, 2018, there were no material unfulfilled or partially fulfilled performance obligations.

For the three and six months ended June 30, 2019 and 2018, revenues were recognized ratably over time, as the performance obligation was satisfied and benefit to the customer was transferred on a ratable basis over time.

Contract Assets and Trade Receivables. As of June 30, 2019 and December 31, 2018, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s consolidated balance sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of June 30, 2019 and December 31, 2018.

4. Leases, Right-to-Use Assets and Related Liabilities

The Company enters into various arrangements which constitute a lease as defined by ASC 842, Leases, as part of its ongoing business activities and operations. Leases represent a contract or part of a contract that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Such contracts result in both (a) right-to-use assets, which represent the Company’s right to use an underlying asset for the term of the contract; and (b) a corresponding lease liability which represents the Company’s obligation to make the lease payments arising from the contract, measured on a discounted basis.

The contracts for the Company are comprised of facility, equipment and transportation leases necessary to conduct the Company’s day-to-day operations for which the Company maintains control of right-to-use assets and incurs the related liabilities.

The Company elected to adopt both the (a) short-term lease exemption for those leases with initial terms of twelve months or less; and (b) the practical expedient to not separate lease components from non-lease components, if applicable. Leases which qualify for the short-term scope exception consist of certain residential rents for executive apartments, certain of the Company’s railcar leases, and other equipment leases. There were no leases containing variable lease payments and none of the Company’s leases contained extension or termination options which were necessary in determining the value of the right-to-use asset and related liabilities. The Company assumed a 12.0% discount rate, which is consistent with the stated rate on the Company’s 2020 Notes (as defined below) and represents the best approximation of the rate implicit in the Company’s leases.

Upon adoption of ASC 842, Leases, which was effective January 1, 2019, the Company recognized a total of $1.2 million of right-to-use assets and related lease liabilities. Within the unaudited consolidated balance sheet at June 30, 2019, (i) $0.4 million of right-to-use assets with a remaining term of exceeding twelve months are included in "Deposits and other assets", and for the related lease liabilities, (ii) $0.3 million are included in "Accounts payable and accrued liabilities" for the current portion, and (iii) $0.3 million are included in "Other long-term liabilities" for the non-current portion.

There are two contractual agreements related to equipment improvements at the Luverne Facility that were not recognized as of June 30, 2019 as a result of operating contingencies which must be satisfied before the Company is obligated under the terms of the contract. The total estimated fair value of unrecognized right-to-use assets and related lease liabilities relating to these contracts was approximately $3.0 million as of June 30, 2019.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease Cost
Financing lease cost	$—	$—
Operating lease cost	386	731
Short-Term lease cost	15	32
Total lease cost	$401	$763

Other Information
Cash paid for the measurement of lease liabilities
Operating cash flows from finance leases		$—
Operating cash flows from operating leases		731
Financing cash flows from financing leases		—
Right-to-use assets obtained in exchange for new finance lease liabilities		—
Right-to-use assets obtained in exchange for new operating lease liabilities		—
Weighted-average remaining lease term, financing leases (months)		—
Weighted-average remaining lease term, operating leases (months)		25.0
Weighted-average discount rate - financing leases		—%
Weighted-average discount rate - operating leases		12.0%

5. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands).

	June 30,	December 31,
	2019	2018
Raw materials
Corn	$17	$29
Enzymes and other inputs	246	204
Finished goods
Ethanol	243	182
Isobutanol	336	549
Jet Fuels, Isooctane and Isooctene	607	394
Distiller's grains	45	54
Work in process - Agri-Energy	226	214
Work in process - Gevo	127	89
Spare parts	1,482	1,451
Total inventories	$3,329	$3,166

Work in process inventory includes unfinished jet fuel, isooctane and isooctene inventory.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands).

	Useful Life			June 30,	December 31,
	(in years)			2019	2018
Construction in progress				$7,585	$3,478
Plant machinery and equipment		10		16,305	16,285
Site improvements		10		7,062	7,055
Luverne retrofit asset		20		70,842	70,842
Lab equipment, furniture and fixtures and vehicles		5		6,574	6,574
Demonstration plant		2		3,597	3,597
Buildings		10		2,543	2,543
Computer, office equipment and software		3		1,850	1,848
Leasehold improvements, pilot plant, land and support equipment	2	to	5	2,549	2,542
Total property, plant and equipment				118,907	114,764
Less accumulated depreciation and amortization				(50,909)	(47,728)
Property, plant and equipment, net				$67,998	$67,036

Included in cost of goods sold is depreciation of $1.6 million during the three months ended June 30, 2019 and 2018; and $3.1 million during the six months ended June 30, 2019 and 2018.

Included in operating expenses is depreciation of $0.03 million and $0.1 million during the three months ended June 30, 2019 and 2018, respectively; and $0.1 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively

7. Embedded Derivatives and Derivative Warrant Liabilities

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

Embedded derivatives are separated from the host contract and the 2020 Notes and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that certain embedded derivatives within the 2020 Notes meet these criteria and, as such, must be valued separate and apart from the 2020 Notes as one embedded derivative and recorded at fair value each reporting period.

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

 Using this lattice model, the Company valued the embedded derivative using a “with-and-without method”, where the value of the 2020 Notes including the embedded derivative is defined as the “with” and the value of the 2020 Notes excluding the embedded derivative is defined as the “without”. This method estimates the value of the embedded derivative by comparing the difference in the values between the 2020 Notes with the embedded derivative and the value of the 2020 Notes without the embedded derivative. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the 2020 Notes Indenture); (iii) Conversion Price (as defined in the 2020 Notes Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

 As of June 30, 2019, the estimated fair value of the embedded derivatives was $0. Any change in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as $0.1 million gain and $0.4 million gain from the change in fair value of embedded derivatives in the consolidated statements of operations for the three and six months ended June 30, 2019, respectively.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives.

	June 30,	December 31,
	2019	2018
Stock price	$1.97	$1.96
Conversion Rate per $1,000	67.95	67.95
Conversion Price	$14.72	$14.72
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	2.00%	2.57%
Estimated stock volatility	55%	150%
Estimated credit spread	27%	31%

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Derivative Warrant Liability

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of June 30, 2019.

	Issuance Date	Expiration Date	Exercise Price as of June 30, 2019	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of June 30, 2019	Shares Underlying Warrants Outstanding as of June 30, 2019 (1)
2014 Warrants	08/05/2014	08/05/2019	$65.50	2,500	1,526	974
Series A Warrants	02/03/2015	02/03/2020	$3.80	5,542	5,222	320
Series C Warrants	05/19/2015	05/19/2020	$53.43	1,075	—	1,075
Series D Warrants	12/11/2015	12/11/2020	$40.00	25,125	25,078	47
Series F Warrants	04/01/2016	04/01/2021	$40.00	25,733	11,692	14,041
Series I Warrants	09/13/2016	09/13/2021	$220.00	35,650	—	35,650
Series K Warrants	02/17/2017	2/17/2022	$3.80	312,516	308,660	3,856
				408,141	352,178	55,963

(1)	This table does not include six equity-classified warrants issued between 2008 through 2012, with strike prices of $345 per share.

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

There were no warrants exercised during the six months ended June 30, 2019.

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands).

	June 30,	December 31,
	2019	2018
Accounts payable - trade	$1,571	$1,944
Accrued legal-related fees	176	206
Accrued employee compensation	1,221	1,648
Accrued interest	346	—
Accrued production fees	325	255
Accrued utilities and supplies payable	223	344
Accrued taxes payable	48	101
Current lease obligations	294	—
Other accrued liabilities	82	376
Total accounts payable and accrued liabilities	$4,286	$4,874

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

9. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s consolidated balance sheets (in thousands).

	Principal Amount of 2020 Notes	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative
Balance - December 31, 2018	$13,775	$(979)	$(242)	$12,554	$394	$12,948
Amortization of debt discount	—	553	—	553	—	553
Amortization of debt issue costs	—	—	141	141	—	141
Paid-in-kind interest	138	—	—	138	—	138
Change in fair value of 2020 Notes embedded derivative	—	—	—	—	(394)	(394)
Balance - June 30, 2019	$13,913	$(426)	$(101)	$13,386	$—	$13,386

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD, (the “Holder”), the holder of the 2017 Notes, and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”). Pursuant to the terms of the Purchase Agreement, the Holder agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes. On June 20, 2017, the Company cancelled the 2017 Notes.

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

Each Holder has agreed not to convert its 2020 Notes into shares of the Company's common stock to the extent that, after giving effect to such conversion, the number of shares of common stock beneficially owned by such Holder and its affiliates would exceed 4.99% of the Company's common stock outstanding at the time of such conversion (the “4.99% Ownership Limitation”); provided that a Holder may, at its option and upon sixty-one (61) days’ prior notice to the Company, increase such threshold to 9.99% (the “9.99% Ownership Limitation”). If a conversion of 2020 Notes by Whitebox would exceed the 4.99% Ownership Limitation or the 9.99% Ownership Limitation, as applicable, the Purchase Agreement contains a provision granting the holder a fully funded prepaid warrant for such common stock with a term of nine months, subject to a six month extension, which it can draw down from time to time.

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

Under certain circumstances, the Company may file one or more registration statements on Form S-3 or amend filings in order to register shares of common stock for sale or resale, as necessary, in connection with the 2020 Notes.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

10. Equity Incentive Plans

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated, the "2010 Plan"). The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. During the second quarter of 2019, the Company granted restricted stock awards vesting over two years to its employees and directors and were included in the shares reserved for issuance. At June 30, 2019, a total of 1,673,111 shares of common stock were reserved for issuance upon the exercise of outstanding stock option awards, stock appreciation rights, and restricted stock awards under the 2010 Plan, and an additional 1,725,615 shares were available for grant. On July 2, 2019, the Company issued 254,500 in common stock in relation to restricted stock awards granted on August 9, 2018.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the Employee Stock Purchase Plan (the "ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of June 30, 2019 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during the three and six months ended June 30, 2019.

11. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (reversal) for the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and employee stock purchase plan awards
Research and development	$—	$9	$—	$18
Selling, general and administrative	—	11	—	41

Restricted stock
Research and development	33	17	61	34
Selling, general and administrative	139	17	345	58

Stock appreciation rights
Research and development	(34)	—	(18)	—
Selling, general and administrative	(31)	86	(18)	86
Total stock-based compensation	$107	$140	$370	$237

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

All other leases qualified for the short-term scope exemption. These consist of corporate apartments in Colorado, which have initial lease terms of less than twelve months, and additional leases of transportation equipment located at both the Luverne Facility and the South Hampton Facility with original lease terms of less than twelve months.

Rent expense for the three months ended June 30, 2019 and 2018 was $0.4 million in both periods, and for the six months ended June 30, 2019 and 2018 was $0.8 million and $0.9 million, respectively.

The table below shows the future minimum payments under non-cancelable short-term and operating leases and at June 30, 2019 (in thousands).

	Short-Term Leases	Operating Leases
2019 (remaining)	$337	$210
2020	230	425
2021	3	215
2022	—	—
2023 and thereafter	—	—
Total	$570	$850

The Company entered into a five-year software licensing agreement on April 2, 2018. Future contractual payment obligations total approximately $0.4 million as of June 30, 2019. This licensing agreement is accounted for as an intangible asset and is out of the scope of ASU 2016-02, Leases.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2019 and December 31, 2018, the Company did not have any liabilities associated with indemnities.

The Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The duration of these indemnifications, commitments and guarantees varies and, in certain cases, is indefinite. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2019 or December 31, 2018.

13. Fair Value Measurements

Accounting standards define fair value, outline a framework for measuring fair value and detail the required disclosures about fair value measurements. Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. Standards establish a hierarchy in determining the fair market value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. Standards require the utilization of the highest possible level of input to determine fair value.

Level 1 – inputs include quoted market prices in an active market for identical assets or liabilities.

Level 2 – inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market and other observable information that can be corroborated by market data.

Level 3 – inputs are unobservable and corroborated by little or no market data.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at June 30, 2019 and December 31, 2018, respectively (in thousands).

		Fair Value Measurements at June 30, 2019 (In thousands)
	Fair Value at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$19	$—	$—	$19
2020 Embedded Derivative Liability	—	—	—	—
Total Recurring Fair Value Measurements	$19	$—	$—	$19

Nonrecurring
Corn and finished goods inventory	$865	$17	$848	$—
Total Non-Recurring Fair Value Measurements	$865	$17	$848	$—

		Fair Value Measurements at December 31, 2018 (In thousands)
	Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$22	$—	$—	$22
2020 Embedded Derivative Liability	394	—	—	394
Total Recurring Fair Value Measurements	$416	$—	$—	$416

Nonrecurring
Corn and finished goods inventory	$1,047	$29	$1,018	$—
Total Non-Recurring Fair Value Measurements	$1,047	$29	$1,018	$—

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the six months ended June 30, 2019. There were no transfers in or out of Level 3 inputs and there were no purchases, issues, sales or settlements of Level 3 inputs during the six months ended June 30, 2019.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)

	Derivative Warrant Liability	2020 Notes Embedded Derivative
Opening Balance	$22	$394
Gains for the period included in earnings	(3)	(394)
Closing balance	$19	$—

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be nil at June 30, 2019 and $0.4 million at December 31, 2018 based upon Level 3 inputs. Changes in the fair value of the embedded derivative is recognized each reporting period as a “Change in fair value of 2020 Notes embedded derivative” in the consolidated statements of operations and statements of cash flows. See Note 7, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the embedded derivative.

Derivative Warrant Liability. The Company valued the Series F Warrants and Series K Warrants using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3). The Company has estimated the fair value of the derivative warrant liability to be $0.02 million as of June 30, 2019 and December 31, 2018.

Certain of the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and 2020 Notes for which the carrying value on the Company’s consolidated balance sheets approximates their fair values due to the short maturities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Gevo	$92	$607	$831	$632
Gevo Development / Agri-Energy	4,994	8,813	10,658	17,031
Consolidated	$5,086	$9,420	$11,489	$17,663

Loss from operations:
Gevo	$(2,960)	$(2,315)	$(5,633)	$(4,791)
Gevo Development / Agri-Energy	(3,533)	(2,064)	(6,488)	(4,587)
Consolidated	$(6,493)	$(4,379)	$(12,121)	$(9,378)

Interest expense:
Gevo	$767	$904	$1,522	$1,729
Gevo Development / Agri-Energy	—	—	—	—
Consolidated	$767	$904	$1,522	$1,729

Depreciation and amortization expense:
Gevo	$50	$76	$102	$160
Gevo Development / Agri-Energy	1,559	1,563	3,119	3,125
Consolidated	$1,609	$1,639	$3,221	$3,285

Acquisitions of plant, property and equipment:
Gevo	$62	$2	$62	$2
Gevo Development / Agri-Energy	1,877	54	4,081	121
Consolidated	$1,939	$56	$4,143	$123

Revenue by geographic area:
United States	$4,994	$8,813	$10,658	$17,056
Other	92	607	831	607
Consolidated	$5,086	$9,420	$11,489	$17,663

	June 30,	December 31,
	2019	2018
Total assets:
Gevo	$102,981	$105,379
Gevo Development / Agri-Energy	144,376	140,982
Intercompany eliminations	(143,564)	(139,326)
Consolidated	$103,793	$107,035

15. Subsequent Events

DVO, Inc. On July 17, 2019, the Company entered into an agreement with DVO, Inc. to purchase an anaerobic digester to be installed at a dairy farm near its Luverne Facility for up to $4.4 million as part of the development of its biogas business. Gevo will be invoiced monthly based on the percent complete. The anaerobic digester is expected to be put into production in the second quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: risks and uncertainties related to our ability to sell our products, our ability to expand or continue production of ethanol and isobutanol at our production facility in Luverne, Minnesota (the “Luverne Facility”), our ability to meet our production, financial and operational guidance, our strategy to pursue low-carbon ethanol for sale into California, our ability to replace our fossil-based energy sources with renewable energy sources at the Luverne Facility, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet fuel (“ATJ”), our ability to raise additional funds to continue operations and/or expand the Luverne Facility, our ability to produce ethanol and isobutanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our retrofit production model, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our ethanol and isobutanol and the products derived from isobutanol, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Annual Report”), and subsequent reports on Form 10-Q in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are a next generation “low-carbon” fuel company focused on the development and commercialization of renewable alternatives to petroleum-based products. Low-carbon fuels reduce the carbon intensity, or the level of greenhouse gas emissions, compared to standard fossil-based fuels across their lifecycle. The most common low-carbon fuels are renewable fuels. We are focused on the development and production of mainstream fuels like jet fuel and gasoline using renewable feedstocks that have the potential to lower greenhouse gas emissions at a meaningful scale and enhance agricultural production, including food and other related products. In addition to serving the low-carbon fuel markets, we can also serve markets for the production of chemical intermediate products for solvents, plastics and building block chemicals using our technologies.

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

Luverne Facility Update

As previously announced, we are undertaking several initiatives to improve the profitability of the Luverne Facility. Specifically, we are adapting and optimizing the Luverne Facility’s energy and equipment infrastructure to use lower amounts of fossil-based energy sources to lower the carbon intensity score of our products and decrease our production costs. We have installed a process, the Shockwave Process, to fractionate corn to enable more feed and food products to be sold from the Luverne Facility that should increase revenues and profitability at the Luverne Facility. The Shockwave Process is operational and is being optimized. We expect that we should see the economic benefit from the value-added products in the second half of 2019. In addition, we are currently evaluating the implementation of one or more of the following systems or technologies to further lower our use of fossil-based energy sources at the Luverne Facility: combined heat and power systems; manure biogas, wind power and certain other expansion and energy reduction technologies. We expect that by approximately the end of 2020 we will have completed certain projects at our Luverne Facility to lower the carbon intensity score of our products leading to an increase in the value of our ethanol and related products that should translate into increased revenues for us as a result of the credits associated with our renewable fuels under LCFS and/or RFS. We expect this 'de-carbonization' process will benefit future production expansions at the Luverne Facility if implemented.

As previously disclosed, during 2017, we hired a third-party engineering firm to test the structural integrity of two of our three carbon steel production fermentation vessels. The results of the testing indicate that one of these fermentation vessels had at least one more year of life before needing repair, and the other one had approximately two months of life remaining. In April 2019, we had an inspection done on a third carbon steel fermenter. Based on this inspection, we decided to retire this fermenter and use one of the recently repaired fermenters. Besides these three carbon steel production fermenters, we have two stainless steel production fermenters. We currently have enough production fermenters for producing ethanol.

We repaired two of the carbon steel fermentation vessels during the three months ended June 30, 2019. Repairs were completed for the original estimated cost of approximately $0.6 million. After the repairs, the estimated useful life of the vessels is expected to be twenty-years.

On August 7, 2019, Gevo, Inc. entered into a Renewable ATJ Purchase and Sale Agreement (the “Agreement”) with Air Total International, S.A. (“Air Total”), to supply renewable alcohol-to-jet fuel (“ATJ”) to Air Total under a three-year offtake agreement, which may be extended for an additional four years. Air Total will initially purchase certain minimal quantities of ATJ produced at the Company’s with South Hampton facility.

Financial Condition

For the three months ended June 30, 2019 and 2018, we incurred a consolidated net loss of $7.1 million and $11.5 million, respectively, and for the six months ended June 30, 2019 and 2018, we incurred a consolidated net loss of $13.2 million and $14.0 million, respectively, and had an accumulated deficit of $442.6 million at June 30, 2019. Our cash and cash equivalents at June 30, 2019 totaled $29.2 million which is primarily being used for the following: (i) operating activities of our Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research, engineering and development work; (iii) engineering, development and capital expenditures primarily associated with the Luverne Facility, including engineering, development and capital expenditures to “de-carbonize” the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service and repayment obligations. We are actively working on refinancing and negotiating our 2020 Notes that mature on March 15, 2020.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
(in thousands)	2019	2018	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$4,966	$8,813	$(3,847)
Hydrocarbon revenue	92	607	(515)
Grant and other revenue	28	—	28
Total revenues	5,086	9,420	(4,334)

Cost of goods sold	8,452	10,693	(2,241)

Gross loss	(3,366)	(1,273)	(2,093)

Operating expenses
Research and development expense	945	1,469	(524)
Selling, general and administrative expense	2,182	1,637	545
Total operating expenses	3,127	3,106	21

Loss from operations	(6,493)	(4,379)	(2,114)

Other (expense) income
Interest expense	(767)	(904)	137
(Loss) on exchange or conversion of debt	—	(2,181)	2,181
Gain (loss) from change in fair value of derivative warrant liability	2	(3,517)	3,519
Gain (loss) from change in fair value of 2020 Notes embedded derivative	148	(511)	659
Other income	20	—	20
Total other expense, net	(597)	(7,113)	6,516

Net loss	$(7,090)	$(11,492)	$4,402

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the three months ended June 30, 2019 was $5.0 million, a decrease of $3.8 million from the three months ended June 30, 2018. This decrease was primarily the result of a combination of (i) decreased sales volumes of ethanol and distiller grains and (ii) a decline in ethanol prices for the three months ended June 30, 2019 compared with the same period ended June 30, 2018.  During the three months ended June 30, 2019, we sold 3.1 million gallons of ethanol compared to 4.9 million gallons of ethanol sold in the three months ended June 30, 2018.

Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Hydrocarbon sales decreased by $0.5 million during the three months ended June 30, 2019 as a result of a delay in shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”).

Cost of goods sold. Cost of goods sold was $8.5 million during the three months ended June 30, 2019, compared with $10.7 million during the three months ended June 30, 2018, a decrease of approximately $2.2 million, primarily the result of decreased production for the three months ended June 30, 2019 compared to June 30, 2018 in response to an unfavorable commodity environment for the three months ended June 30, 2019. Cost of goods sold included approximately $7.0 million associated with the production of ethanol and related products and approximately $1.5 million in depreciation expense during the three months ended June 30, 2019.

Research and development expense. Research and development expense decreased by approximately $0.5 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to a decrease in costs associated with our South Hampton Facility offset by an increase in personnel and consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $0.5 million during the three months ended June 30, 2019, compared with the three months ended June 30, 2018, due primarily to an increase in personnel, travel, legal and investor relations costs offset by a decrease in professional fees.

Interest expense. Interest expense during the three months ended June 30, 2019 was $0.8 million, a decrease of $0.1 million compared to the three months ended June 30, 2018, due to the exchange of approximately $3.2 million of our 12% convertible senior secured notes due 2020 (the “2020 Notes”) for our common stock during 2018, which resulted in a decrease in the outstanding principal amount of the 2020 Notes as of June 30, 2019.

Gain (loss) from change in fair value of derivative warrant liability. During the three months ended June 30, 2019, the fair value of the derivative warrant liability decreased by $3.5 million compared with the three months ended June 30, 2018, primarily due to the decrease in the price of our common stock.

Gain (loss) from change in fair value of the 2020 Notes embedded derivative. During the three months ended June 30, 2019, the estimated fair value of the 2020 Notes embedded derivative liability decreased to $0, resulting in a non-cash gain of $0.7 million compared to the three months ended June 30, 2018. The decrease in embedded derivative liability was primarily due to the decrease in the price of our common stock since the June 20, 2017 issuance date and the decrease in estimated stock volatility for the remaining period the 2020 Notes are due.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$10,630	$17,031	$(6,401)
Hydrocarbon revenue	831	607	224
Grant and other revenue	28	25	3
Total revenues	11,489	17,663	(6,174)

Cost of goods sold	17,413	21,276	(3,863)

Gross loss	(5,924)	(3,613)	(2,311)

Operating expenses
Research and development expense	1,923	2,258	(335)
Selling, general and administrative expense	4,274	3,507	767
Total operating expenses	6,197	5,765	432

Loss from operations	(12,121)	(9,378)	(2,743)

Other (expense) income
Interest expense	(1,522)	(1,729)	207
(Loss) on exchange or conversion of debt	—	(2,202)	2,202
Gain (loss) from change in fair value of derivative warrant liability	3	(3,040)	3,043
Gain from change in fair value of 2020 Notes embedded derivative	394	2,347	(1,953)
Other income	20	8	12
Total other expense, net	(1,105)	(4,616)	3,511

Net loss	$(13,226)	$(13,994)	$768

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the six months ended June 30, 2019 was $10.6 million, a decrease of $6.4 million from the six months ended June 30, 2018. This decrease was primarily the result of a combination of (i) decreased sales volumes of ethanol and distiller grains and (ii) a decline in ethanol prices for the six months ended June 30, 2019 compared with the same period ended June 30, 2018.  During the six months ended June 30, 2019, we sold 6.8 million gallons of ethanol compared to 9.8 million gallons of ethanol sold in the six months ended June 30, 2018.

Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Hydrocarbon sales increased by $0.2 million during the six months ended June 30, 2019 as a result of greater shipments of finished products from our South Hampton Facility.

Cost of goods sold. Cost of goods sold was $17.4 million during the six months ended June 30, 2019, compared with $21.3 million during the six months ended June 30, 2018, a decrease of approximately $3.9 million, primarily the result of decreased production for the six months ended June 30, 2019 compared to June 30, 2018 in response to an unfavorable commodity environment for the six months ended June 30, 2019. Cost of goods sold included approximately $14.3 million associated with the production of ethanol and related products and approximately $3.1 million in depreciation expense during the six months ended June 30, 2019.

Research and development expense. Research and development expense decreased by approximately $0.3 million during the six months ended June 30, 2019, compared with the six months ended June 30, 2018, due primarily to a decrease in costs associated with our South Hampton Facility, offset by an increase in personnel and consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $0.8 million during the six months ended June 30, 2019, compared with the six months ended June 30, 2018, due primarily to an increase of personnel, travel, legal and investor relations costs offset by a decrease in professional fees.

Interest expense. Interest expense during the six months ended June 30, 2019 was $1.5 million, a decrease of $0.2 million compared to the six months ended June 30, 2018, due to the exchange of approximately $3.2 million of our 2020 Notes for our common stock during 2018, which resulted in a decrease in the outstanding principal amount of the 2020 Notes as of June 30, 2019.

Gain (loss) from change in fair value of derivative warrant liability. During the six months ended June 30, 2019, the fair value of the derivative warrant liability decreased $3.0 million compared to the six months ended June 30, 2018, primarily due to the decrease in the price of our common stock.

Gain from change in fair value of the 2020 Notes embedded derivative. During the six months ended June 30, 2019, the estimated fair value of the 2020 Notes embedded derivative liability decreased to $0, resulting in a non-cash gain of $2.0 million compared to the six months ended June 30, 2018. The decrease in derivative liability was primarily due to the decrease in the price of our common stock since the June 20, 2017 issuance date and the decrease in estimated stock volatility for the remaining period the 2020 Notes are due.

Revenue, Cost of Goods Sold and Operating Expenses

Revenue

During the six months ended June 30, 2019 and 2018, we generated revenue from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales, consisting primarily of the sale of ATJ fuel, isooctane and isooctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the six months ended June 30, 2019 and 2018 primarily includes costs directly associated with isobutanol production and ethanol production at the Luverne Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

As of June 30, 2019, we had an accumulated deficit of $442.6 million with cash and cash equivalents totaling $29.2 million. The 2020 Notes mature on March 15, 2020. See discussion below in "2020 Notes".

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(9,653)	$(7,805)
Net cash used in investing activities	$(4,556)	$(97)
Net cash provided by financing activities	$9,630	$23,379

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

During the six months ended June 30, 2019, we used $9.7 million in cash from operating activities primarily resulting from a net loss of $13.2 million, a $0.5 million increase in working capital items and approximately $4.0 million in non-cash operating activities.

Investing Activities

During the six months ended June 30, 2019, we used $4.6 million in cash from investing activities related primarily to capital expenditures at our Luverne Facility.

Financing Activities

During the six months ended June 30, 2019, we raised approximately $9.6 million associated with financing activities, which consisted entirely of $9.6 million of net proceeds from sales under our “at-the-market” offering program discussed below.

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to-time. The at-the-market offering program was amended multiple times during 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. During the six months ended June 30, 2019, we issued 3,244,941 shares of common stock under the at-the-market offering program for gross proceeds of $9.9 million. We paid commissions to our sales agent of approximately $0.2 million and incurred other offering related expenses of $0.01 million during the six months ended June 30, 2019. There were no shares issued during the three months ended June 30, 2019.

2020 Notes

On April 19, 2017, we entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD (such holder, the “Holder”), and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”), the holder of our 12.0% convertible senior secured notes due 2017, which were cancelled in connection with the issuance of the 2020 Notes. Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). On June 20, 2017, we cancelled the 2017 Notes. As of June 30, 2019 and December 31, 2018, the outstanding principal on the 2020 Notes, including PIK Interest (as defined and described below), was $13.9 million and $13.8 million, respectively.

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

Critical Accounting Policies and Estimates

Except for the adoption of ASC 842 “Leases” (see Note 4) there have been no significant changes to our critical accounting policies since December 31, 2018. See Note 1, Nature of Business, Financial Condition and Basis of Presentation, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our 2018 Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any material off-balance sheet arrangements, except for operating lease obligations disclosed in our commitment and contingencies table above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We conducted an evaluation (pursuant to Rule 13a-15(b)), under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.4	Exchange and Purchase Agreement, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35073	April 20, 2017	4.1
4.5	Indenture, dated June 20, 2017, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.	8-K	001-35073	June 20, 2017	4.1
4.6	Registration Rights Agreement, dated June 20, 2017, by and among Gevo, Inc. and the investors named therein.	8-K	001-35073	June 20, 2017	4.2
4.7	Common Stock Unit Warrant Agreement, dated August 5, 2014, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	August 6, 2014	4.1
4.8	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.9	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.10	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35073	December 15, 2015	4.1
4.11	Form of Amendment No. 1 to Series D Warrant	8-K	001-35073	June 13, 2016	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.12	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35073	April 5, 2016	4.1
413	Form of Series I Warrant to Purchase Common Stock	8-K	001-35073	September 15, 2016	4.1
4.14	Form of Series K Warrant to Purchase Common Stock	8-K	001-35073	February 22, 2017	4.1
10.1+	Construction License Agreement, dated April 4, 2019, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	April 9, 2019	10.1
10.2	Joint Development Agreement, dated April 4, 2019, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	April 9, 2019	10.2
10.3+	Development License Agreement, dated April 4, 2019, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	April 9, 2019	10.3
10.4#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan	8-K	001-35073	June 13, 2019	10.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X**
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations,  (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

						X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

#	Indicates a management contract or compensatory plan or arrangement.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc. (REGISTRANT)

By:	/s/ Carolyn M. Romero
Carolyn M. Romero VP - Controller (Principal Financial Officer)

Date: August 14, 2019