Form 10-Q
period 2019-09-30
Gevo, Inc.
filed 2019-11-13
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, 13,545,859 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$20,944	$33,734
Accounts receivable	378	526
Inventories	2,962	3,166
Prepaid expenses and other current assets	1,558	1,284
Total current assets	25,842	38,710

Property, plant and equipment, net	67,148	67,036
Investment in Juhl	1,500	—
Deposits and other assets	978	1,289
Total assets	$95,468	$107,035

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,434	$4,874
2020 Notes (current), net	13,643	—
2020 Notes embedded derivative liability	—	394
Derivative warrant liability	21	22
Total current liabilities	18,098	5,290

2020 Notes (long-term), net	—	12,554
Other long-term liabilities	450	404
Total liabilities	18,548	18,248

Commitments and Contingencies (see Note 12)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 13,369,001 and 8,640,583 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	133	86
Additional paid-in capital	527,958	518,027
Accumulated deficit	(451,171)	(429,326)
Total stockholders' equity	76,920	88,787
Total liabilities and stockholders' equity	$95,468	$107,035

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Ethanol sales and related products, net	$5,554	$8,071	$16,184	$25,102
Hydrocarbon revenue	550	504	1,381	1,111
Grant and other revenue	6	—	34	25
Total revenues	6,110	8,575	17,599	26,238

Cost of goods sold	9,893	10,628	27,306	31,904

Gross loss	(3,783)	(2,053)	(9,707)	(5,666)

Operating expenses
Research and development expense	1,789	1,865	3,712	4,123
Selling, general and administrative expense	2,431	2,190	6,705	5,697
Total operating expenses	4,220	4,055	10,417	9,820

Loss from operations	(8,003)	(6,108)	(20,124)	(15,486)

Other (expense) income
Interest expense	(605)	(767)	(2,127)	(2,496)
Loss on exchange of debt	—	—	—	(2,202)
Gain (loss) from change in fair value of derivative warrant liability	(2)	5	1	(3,035)
Gain (loss) from change in fair value of 2020 Notes embedded derivative	—	(7)	394	2,340
Other income (expense)	(9)	(3)	11	5
Total other expense, net	(616)	(772)	(1,721)	(5,388)

Net loss	$(8,619)	$(6,880)	$(21,845)	$(20,874)

Net loss per share - basic and diluted	$(0.66)	$(0.85)	$(1.87)	$(5.75)

Weighted-average number of common shares outstanding - basic and diluted	12,968,265	8,087,397	11,679,530	3,629,370

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	8,640,583	$86	$518,027	$(429,326)	$88,787

Issuance of common stock, net of issuance costs	3,244,941	33	9,611	—	9,644
Non-cash stock-based compensation	—	—	234	—	234
Net loss	—	—	—	(6,136)	(6,136)

Balance, March 31, 2019	11,885,524	119	527,872	(435,462)	92,529

Issuance of common stock, net of issuance costs	—	—	(14)	—	(14)
Non-cash stock-based compensation	—	—	172	—	172
Net loss	—	—	—	(7,090)	(7,090)

Balance, June 30, 2019	11,885,524	119	528,030	(442,552)	85,597

Issuance of common stock, net of issuance costs	—	—	(161)	—	(161)
Non-cash stock-based compensation	—	—	304	—	304
Issuance of common stock under stock plans, net of taxes	1,483,477	14	(215)	—	(201)
Net loss	—	—	—	(8,619)	(8,619)

Balance, September 30, 2019	13,369,001	$133	$527,958	$(451,171)	$76,920

	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	1,090,553	$11	$464,870	$(401,350)	$63,531

Issuance of common stock under stock plans, net	30	—	—	—	—
Issuance of common stock, net of issue costs and warrants	5,208	—	(107)	—	(107)
Non-cash stock-based compensation	—	—	98	—	98
Issuance of common stock upon exchange of debt	39,016	—	528	—	528
Net loss	—	—	—	(2,502)	(2,502)

Balance, March 31, 2018	1,134,807	11	465,389	(403,852)	61,548

Shares issued upon reverse stock split	12,261	—	—	—	—
Issuance of common stock under stock plans, net	19	—	—	—	—
Issuance of common stock, net of issue costs and warrants	6,281,409	63	36,230	—	36,293
Non-cash stock-based compensation	—	—	61	—	61
Issuance of common stock upon exercise of warrants	300,761	3	6,164	—	6,167
Issuance of common stock upon exchange of debt	260,793	3	7,015	—	7,018
Net loss	—	—	—	(11,492)	(11,492)

Balance, June 30, 2018	7,990,050	80	514,859	(415,344)	99,595

Issuance of common stock under stock plans, net	70	—	—	—	—
Issuance of common stock, net of issue costs and warrants	105,000	1	339	—	340
Non-cash stock-based compensation	—	—	169	—	169
Net loss	—	—	—	(6,880)	(6,880)

Balance, September 30, 2018	8,095,120	$81	$515,367	$(422,224)	$93,224

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(21,845)	$(20,874)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from change in fair value of derivative warrant liability	(1)	3,035
(Gain) from change in fair value of 2020 Notes embedded derivative	(394)	(2,340)
(Gain) on sale of property, plant and equipment	(19)	—
Loss on exchange of debt	—	2,202
Stock-based compensation	938	320
Depreciation and amortization	4,849	4,903
Non-cash interest expense	1,089	1,307
Other non-cash expense	1	6
Changes in operating assets and liabilities:
Accounts receivable	148	417
Inventories	204	1,061
Prepaid expenses and other current assets, deposits and other assets	(23)	(295)
Accounts payable, accrued expenses and long-term liabilities	255	104
Net cash used in operating activities	(14,798)	(10,154)

Investing Activities
Acquisitions of property, plant and equipment	(5,779)	(933)
Proceeds from sale of property, plant and equipment	19	—
Investment in Juhl	(1,500)	—
Net cash used in investing activities	(7,260)	(933)

Financing Activities
Proceeds from issuance of common stock	9,647	36,952
Proceeds from exercise of common stock warrants	—	1,263
Net settlement of common stock under stock plans	(201)	—
Debt and equity offering costs	(178)	(365)
Net cash provided by financing activities	9,268	37,850

Net (decrease) increase in cash and cash equivalents	(12,790)	26,763

Cash, cash equivalent and restricted cash
Beginning of period	33,734	11,553
End of period	$20,944	$38,316

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Nine Months Ended September 30,
	2019	2018
Cash paid for interest	$1,038	$1,261
Non-cash purchase of property, plant and equipment	$41	$440
Exchange of convertible debt into common stock	$—	$3,701
Fair value of 2020 Notes embedded derivative liability upon conversion into common stock	$—	$2,193
Fair value of warrants at issuance and upon exercise, net	$—	$4,905

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a next-generation, low-carbon fuel company focused on the development and commercialization of renewable biofuel alternatives to fossil-based products. Low-carbon fuels reduce the carbon intensity, or the level of greenhouse gas emissions (“GHG”), compared to standard petroleum, fossil-based, fuels across their lifecycle. The most common low-carbon fuels are renewable fuels. Gevo is focused on the development and production of mainstream fuels like jet fuel and gasoline, using renewable feedstocks to produce sustainable aviation fuel and renewable gasoline that have the potential to lower GHG at a meaningful scale and enhance sustainable agricultural, including food and other related products. In addition to serving the low-carbon fuel markets, through Gevo's technology, Gevo can also serve markets for the production of intermediate chemical products for solvents, plastics and building-block chemicals using our technologies.

In addition to its ethanol production capabilities, the Company developed proprietary technology that uses a combination of synthetic biology, metabolic engineering, chemistry and chemical engineering to make isobutanol and hydrocarbon products from isobutanol that can displace petrochemical incumbent products. The Company has been able to genetically engineer yeast, whereby the yeast produces isobutanol from carbohydrates. The Company’s technology converts its renewable isobutanol to alcohol-to-jet (“ATJ”), isooctane, isooctene and para-xylene (building block for polyester) at its hydrocarbons demonstration plant located at South Hampton Resources, Inc’s facility in Silsbee, Texas (the “South Hampton Facility”). In addition, the Company’s production facility located in Luverne, Minnesota (the “Luverne Facility”) has production capacity of about 20 million gallons per year of ethanol, 45-50 kilotons of animal feed and 3 million pounds of corn oil.

As of September 30, 2019, the Company continues to engage in research and development, business development, business and financial planning, optimizing operations for low-carbon ethanol, isobutanol and related hydrocarbons production, and raising capital to fund future expansion of its Luverne Facility. Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing certain capital improvements at the Luverne Facility to produce low-carbon ethanol side-by-side with low-carbon isobutanol; (ii) completing the Company’s development activities resulting in commercial production and sales of low-carbon ethanol, isobutanol, or isobutanol derived products and/or technology; (iii) obtaining adequate financing to complete the Company’s development activities, including the build out of low-carbon ethanol capacity and further isobutanol and hydrocarbon capacity; (iv) gaining market acceptance and demand for the Company’s products and services; (v) attracting and retaining qualified personnel; and (vi) the achievement of a level of revenues adequate to support the Company’s cost structure.

Financial Condition. For the nine months ended September 30, 2019 and 2018, the Company incurred a consolidated net loss of $21.8 million and $20.9 million, respectively, and had an accumulated deficit of $451.2 million at September 30, 2019. The Company’s cash and cash equivalents at September 30, 2019 totaled $20.9 million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital expenditures primarily associated with the Luverne Facility, including capital expenditures to “de-carbonize” the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service and repayment obligations. The Company is actively working on refinancing its 2020 Notes (as defined below) that mature on March 15, 2020.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources. The Company may seek to restructure its debt and will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. The at-the-market offering program was amended multiple times during 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. In August 2019, the at-the-market offering was amended to increase the available capacity under the at-the-market offering program by $10.7 million. During the nine months ended September 30, 2019, the Company issued 3,244,941 shares of common stock under the at-the-market offering program for gross proceeds of $9.9 million. The Company paid commissions and incurred other offering related expenses totaling $0.4 million during the nine months ended September 30, 2019. There were no sales under the at-the-market offering program during the third quarter of 2019. As of September 30, 2019, the Company had the capacity to issue up to approximately $10.7 million of common stock under the at-the-market offering program.

From October 1, 2019 to November 11, 2019, the Company issued 322,899 shares of common stock under the at-the-market offering program for gross proceeds of $0.9 million, net of $0.03 million of commissions and offering related expenses.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development, LLC (“Gevo Development”) and Agri-Energy, LLC (“Agri-Energy”)) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2019 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

          Investment in Juhl. In September 2019, Agri-Energy purchased 1.5 million shares of Series A preferred stock of Juhl Clean Energy Assets, Inc. ("Juhl") for a purchase price of $1.00 per share in connection with the development of wind electrical energy generating facility project near the Luverne Facility. An affiliate of Juhl will construct, own and operate the wind project, and Agri-Energy will purchase the electricity directly from the City of Luverne. The investment in Juhl is accounted for under the cost method.

Income Taxes. There is no provision for income taxes because the Company has incurred operating losses since inception.

Concentration of Business Risk. As of September 30, 2019, two customers, Coryton Advanced Fuels Ltd ("Coryton") and Eco-Energy, LLC ("Eco-Energy"), comprised 56% and 15% of accounts receivable, respectively. At December 31, 2018, two customers, Eco-Energy and Purina Animal Nutrition, LLC ("Purina") comprised 66% and 29% of trade accounts receivable, respectively.

For the three months ended September 30, 2019 and 2018, sales to Eco-Energy represented approximately 73% and 72% of the Company's consolidated revenue and sales to Purina represented approximately 16% and 18% of the Company's consolidated revenue, respectively. For the nine months ended September 30, 2019 and 2018, sales to Eco-Energy represented approximately 72% and 72% of the Company's consolidated revenue and sales to Purina represented approximately 17% and 21% of the Company's consolidated revenue, respectively.

Recent Accounting Pronouncements

Financial Instruments - Credit Losses. Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses Measurement of Credits Losses on Financial Instruments (“ASU 2016-13”), which replaces accounting for credit losses for most financial assets, including trade accounts receivable, and certain other instruments that are not measured at fair value through income. ASU 2016-13 replaces the current “incurred loss” model, in which losses are recognized when a loss is incurred as of the date of the balance sheet, to an “expected credit loss” model, which includes a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. It is expected that the adoption of this standard will primarily apply to the valuation of the Company’s trade accounts receivables. The Company sells primarily to a small quantity of large customers with significant balance sheets and those financial assets are often settled within one-to-two weeks after the completion of the corresponding sales transaction. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Adoption of New Accounting Pronouncements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires most contracts which convey over a period of time the right to use or control the use of an asset to be recognized on a company’s financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard required using the modified retrospective transition method and applying ASU 2016-02 either at the (i) latter of the earliest comparative period presented in the financial statements or commencement date of the lease, or (ii) beginning of the period of adoption. The Company adopted the standard effective January 1, 2019 with no retrospective adjustment to prior periods presented in the financial statements. There was no impact to the opening balance of retained earnings as of January 1, 2019 as a result of the adoption of this standard.

As a result of adopting ASU 2016-02, the Company recognized $1.2 million in right-to-use assets and related lease liabilities at January 1, 2019. The Company elected both (i) the short term lease scope exception for leases with original terms of twelve months or less and (ii) the package of practical expedients, which included the ability to classify leases as operating, for those leases existing prior to January 1, 2019 that were previously classified as operating under Accounting Standards Codification ("ASC") 840, Leases, the superseded accounting standard for the accounting for leases.

Derivatives and Hedging. Accounting for Certain Financial Instruments with Down Round Provisions. In July 2017, the FASB issued ASU No. 2017-11, Derivatives and Hedging Accounting for Certain Financial Instruments with Down Round Provisions (“ASU 2017-11”), which was effective for fiscal years beginning after December 15, 2018. The standard simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. Currently, the existence of such features requires classification outside of equity and recognition of changes in the fair value of the instrument in earnings each reporting period. This standard eliminates the need to remeasure the instruments at fair value and allows classification within equity. The adoption of this standard has not materially impacted the Company’s accounting, as current liability classified financial instruments and embedded derivatives that require separation from the host instrument have features other than down-round provisions that require current accounting and classification.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2. Earnings Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three and nine months ended September 30, 2019 and 2018 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted EPS:

	Three and Nine Months Ended September 30,
	2019	2018
Warrants to purchase common stock - liability classified (see Note 7)	54,989	58,902
Warrant to purchase common stock - equity classified	—	6
2020 Notes	997,914	1,094,282
Outstanding options to purchase common stock (see Note 11)	1,564	813
Stock appreciation rights	132,566	132,559
Unvested restricted common stock	—	290,300
Total	1,187,033	1,576,862

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Hydrocarbon revenue. Hydrocarbon revenue includes sales of ATJ, isooctene and isooctane and is sold mostly on a “free-on-board, shipping point” basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services.

Grant and other revenues. Grant revenues have historically consisted of governmental and cooperative research grants. Other revenues have historically included occasional short-term (less than one-year) consulting services and leases of certain storage facilities located at the Luverne Facility.

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended September 30, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$5,554	$—	$5,554
Hydrocarbon revenue	550	—	550
Grant and other revenue	—	6	6
	$6,104	$6	$6,110
Timing of Revenue Recognition
Goods transferred at a point in time	$6,104	$—	$6,104
Services transferred over time	—	6	6
	$6,104	$6	$6,110

	Three Months Ended September 30, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$8,071	$—	$8,071
Hydrocarbon revenue	504	—	504
Grant and other revenue	—	—	—
	$8,575	$—	$8,575
Timing of Revenue Recognition
Goods transferred at a point in time	$8,575	$—	$8,575
Services transferred over time	—	—	—
	$8,575	$—	$8,575

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	Nine Months Ended September 30, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$16,184	$—	$16,184
Hydrocarbon revenue	1,381	—	1,381
Grant and other revenue	—	34	34
	$17,565	$34	$17,599
Timing of Revenue Recognition
Goods transferred at a point in time	$17,565	$—	$17,565
Services transferred over time	—	34	34
	$17,565	$34	$17,599

	Nine Months Ended September 30, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total
Ethanol sales and related products, net	$25,102	—	$25,102
Hydrocarbon revenue	1,111	—	1,111
Grant and other revenue	25	—	25
	$26,238	$—	$26,238
Timing of Revenue Recognition
Goods transferred at a point in time	$26,213	$—	$26,213
Services transferred over time	25	—	25
	$26,238	$—	$26,238

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three and nine months ended September 30, 2019 and 2018, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of September 30, 2019 and December 31, 2018, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point". All material contracts have payment terms of between one to three months and there are no return or refund rights.

Services transferred over time. For the three and nine months ended September 30, 2019 and 2018, there were no contracts for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of September 30, 2019 and December 31, 2018, there were no material unfulfilled or partially fulfilled performance obligations.

For the three and nine months ended September 30, 2019 and 2018, revenues were recognized ratably over time, as the performance obligation was satisfied and benefit to the customer was transferred on a ratable basis over time.

Contract Assets and Trade Receivables. As of September 30, 2019 and December 31, 2018, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s consolidated balance sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of September 30, 2019 and December 31, 2018.

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

The Company elected to adopt both the (a) short-term lease exemption for those leases with initial terms of twelve months or less; and (b) the practical expedient to not separate lease components from non-lease components, if applicable. Leases which qualify for the short-term scope exception consist of certain residential rents for executive apartments, certain of the Company’s railcar leases and other equipment leases. There were no leases containing variable lease payments and none of the Company’s leases contained extension or termination options which were necessary in determining the value of the right-to-use asset and related liabilities. The Company assumed a 12.0% discount rate, which is consistent with the stated rate on the Company’s 2020 Notes and represents the best approximation of the rate implicit in the Company’s leases.

Upon adoption of ASC 842, Leases, which was effective January 1, 2019, the Company recognized a total of $1.2 million of right-to-use assets and related lease liabilities. Within the unaudited consolidated balance sheet at September 30, 2019, (i) $0.4 million of right-to-use assets with a remaining term exceeding twelve months are included in "Deposits and other assets", and for the related lease liabilities, (ii) $0.3 million are included in "Accounts payable and accrued liabilities" for the current portion, and (iii) $0.2 million are included in "Other long-term liabilities" for the non-current portion.

There are two contractual agreements related to equipment improvements at the Luverne Facility that were not recognized as of September 30, 2019 as a result of operating contingencies which must be satisfied before the Company is obligated under the terms of the contract. The total estimated fair value of unrecognized right-to-use assets and related lease liabilities relating to these contracts was approximately $3.0 million as of September 30, 2019.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Cost
Operating lease cost	$435	$1,166
Short-Term lease cost	18	50
Total lease cost	$453	$1,216

Other Information
Cash paid for the measurement of lease liabilities
Operating cash flows from operating leases		$1,166
Weighted-average remaining lease term, operating leases (months)		22.0
Weighted-average discount rate - operating leases		12%

5. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials
Corn	$64	$29
Enzymes and other inputs	287	204
Finished goods
Ethanol	102	182
Isobutanol	245	549
Jet Fuels, Isooctane and Isooctene	607	394
Distiller's grains	9	54
Work in process - Agri-Energy	9	214
Work in process - Gevo	124	89
Spare parts	1,515	1,451
Total inventories	$2,962	$3,166

Work in process inventory includes unfinished jet fuel, isooctane and isooctene inventory.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life			September 30,	December 31,
	(in years)			2019	2018
Luverne retrofit asset		20		$70,820	$70,842
Plant machinery and equipment		10		17,431	16,285
Site improvements		10		7,062	7,055
Lab equipment, furniture and fixtures and vehicles		5		6,479	6,574
Demonstration plant		2		3,597	3,597
Leasehold improvements, pilot plant, land and support equipment	2	to	5	2,558	2,542
Buildings		10		2,543	2,543
Computer, office equipment and software		3		1,507	1,848
Construction in progress				7,230	3,478
				119,227	114,764
Less accumulated depreciation and amortization				(52,079)	(47,728)
Property, plant and equipment, net				$67,148	$67,036

Included in cost of goods sold is depreciation of $1.6 million during the three months ended September 30, 2019 and 2018; and $4.7 million during the nine months ended September 30, 2019 and 2018.

Included in operating expenses is depreciation of $0.03 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively; and $0.1 million and $0.2 million during the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, the estimated fair value of the embedded derivatives was $0. Any change in the estimated fair value of the embedded derivatives represents an unrealized gain which has been recorded as $0 and $0.4 million gain from the change in fair value of embedded derivatives in the consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives:

	September 30,	December 31,
	2019	2018
Stock price	$3.35	$1.96
Conversion Rate per $1,000	67.95	67.95
Conversion Price	$14.72	$14.72
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	1.82%	2.57%
Estimated stock volatility	57%	150%
Estimated credit spread	28%	31%

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Derivative Warrant Liability

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of September 30, 2019:

	Issuance Date	Expiration Date	Exercise Price as of September 30, 2019	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of September 30, 2019	Shares Underlying Warrants Outstanding as of September 30, 2019
Series A Warrants	02/03/2015	02/03/2020	$3.80	5,542	5,222	320
Series C Warrants	05/19/2015	05/19/2020	$53.43	1,075	—	1,075
Series D Warrants	12/11/2015	12/11/2020	$40.00	25,125	25,078	47
Series F Warrants	04/01/2016	04/01/2021	$40.00	25,733	11,692	14,041
Series I Warrants	09/13/2016	09/13/2021	$220.00	35,650	—	35,650
Series K Warrants	02/17/2017	02/17/2022	$3.80	312,516	308,660	3,856
				405,641	350,652	54,989

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

There were no warrants exercised during the nine months ended September 30, 2019.

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	September 30,	December 31,
	2019	2018
Accounts payable - trade	$1,481	$1,944
Accrued legal-related fees	220	206
Accrued employee compensation	1,526	1,648
Accrued production fees	383	255
Accrued utilities and supplies payable	156	344
Accrued taxes payable	165	101
Current lease obligations	296	—
Other accrued liabilities	207	376
Total accounts payable and accrued liabilities	$4,434	$4,874

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

9. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s consolidated balance sheets (in thousands):

	Principal Amount of 2020 Notes	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative
Balance - December 31, 2018	$13,775	$(979)	$(242)	$12,554	$394	$12,948
Amortization of debt discount	—	704	—	704	—	704
Amortization of debt issue costs	—	—	177	177	—	177
Paid-in-kind interest	208	—	—	208	—	208
Change in fair value of 2020 Notes embedded derivative	—	—	—	—	(394)	(394)
Balance - September 30, 2019	$13,983	$(275)	$(65)	$13,643	$—	$13,643

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

The 2020 Notes will mature on March 15, 2020 and are secured by a first lien on substantially all of the Company’s assets. The 2020 Notes bear interest at 12% per annum (with 2% potentially payable as PIK Interest (as defined and described below) at the Company’s option), payable on March 31, June 30, September 30 and December 31 of each year. Under certain circumstances, the Company has the option to pay a portion of the interest due on the 2020 Notes by either (a) increasing the principal amount of the 2020 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”). In the event the Company pays any portion of the interest due on the 2020 Notes as PIK Interest, the maximum aggregate principal amount of 2020 Notes that could be convertible into shares of the Company’s common stock will be increased. Additional shares of the Company’s common stock may also become issuable pursuant to the 2020 Notes in the event the Company is required to make certain make-whole payments as provided in the 2020 Notes Indenture.

The 2020 Notes are convertible into shares of the Company’s common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes is $14.72 per share of common stock, or 0.0679 shares of common stock per $1 principal amount of 2020 Notes (the “Conversion Price”).

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

10. Equity Incentive Plans

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated, the "2010 Plan"). The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. On June 10, 2019, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance to 3,266,661 shares. In July 2019, the Company issued 254,500 shares of common stock in relation to restricted stock awards granted on August 9, 2018. In July 2019, the Company also issued 1,283,032 shares of common stock in relation to restricted stock awards granted on June 24, 2019 and 25,581 shares of common stock in relation to restricted stock awards granted on August 8, 2019, in each case vesting over two years, to its employees and directors. In August 2019, the Company withheld 79,790 shares of common stock to settle income taxes related to the vested restricted stock awards for certain employees. At September 30, 2019, an additional 1,804,891 shares were available for issuance upon the exercise of outstanding stock option awards or the grant of stock appreciation rights and restricted stock awards under the 2010 Plan.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the Employee Stock Purchase Plan (the "ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of September 30, 2019 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during the three and nine months ended September 30, 2019.

11. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (reversal) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and employee stock purchase plan awards
Research and development	$—	$3	$—	$21
Selling, general and administrative	—	7	—	48

Restricted stock
Research and development	68	23	129	57
Selling, general and administrative	236	136	581	194

Stock appreciation rights
Research and development	132	—	114	—
Selling, general and administrative	132	112	114	198
Total stock-based compensation	$568	$281	$938	$518

Determining the Fair Value of Share-Based Payment Awards

The Company uses the Black-Scholes option pricing model for determining the fair value for stock options granted. There were no stock options granted during the three and nine months ended September 30, 2019 and 2018.

An annual forfeiture rate is estimated at the time of grant for all stock-based payment awards, and revised if necessary, in subsequent periods if the actual forfeiture rate differs from the Company's estimate. Forfeitures have been estimated by the Company based on historical and expected forfeiture experience. Estimated forfeiture rates used for the periods presented were from 0% to 5%.

Stock Option Activity

Stock option activity during the nine months ended September 30, 2019 was as follows:

Number of Options
Options outstanding at December 31, 2018	2,313
Granted	—
Canceled or forfeited	(749)
Exercised	—
Options outstanding at September 30, 2019	1,564
Weighted-average remaining contractual life (in years)	5.7

As of September 30, 2019, the Company had no unrecognized share-based compensation related to unvested stock option.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Restricted Stock

The Company grants service-condition restricted stock awards ("RSAs"). RSA activity during the nine months ended September 30, 2019 was as follows:

	Shares	Weighted -Average Grant Date Fair Value
Unvested RSAs at December 31, 2018	290,300	$3.45
Granted	1,308,613	$1.91
Vested	(254,500)	$3.45
Canceled or forfeited	(35,800)	$3.45
Unvested RSAs at September 30, 2019	1,308,613	$1.91

As of September 30, 2019, unrecognized share-based compensation for RSAs was $2.2 million, which is expected to amortize over a remaining average period of 1.74 years. The value of RSAs vested during the nine months ended September 30, 2019 totaled $0.9 million.

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

Leases. Upon adoption of ASU 2016-02, the Company identified three lease agreements that qualify as “operating” based on the terms and conditions at the commencement date for each lease. These include the lease for the Company’s office and research facility in Englewood, Colorado, with a term expiring in July 2021 a lease of plant equipment with a term expiring in January 2021 used by Agri-Energy at the Luverne Facility and a lease of transportation equipment with a term expiring in June 2020 used by Agri-Energy at the Luverne Facility.

All other leases qualified for the short-term scope exemption. These consist of corporate apartments in Colorado, which have initial lease terms of less than twelve months, and additional leases of transportation equipment located at both the Luverne Facility and the South Hampton Facility with original lease terms of less than twelve months.

Rent expense for the three months ended September 30, 2019 and 2018 was $0.4 million in both periods, and for the nine months ended September 30, 2019 and 2018 was $1.2 million and $1.3 million, respectively.

The table below shows the future minimum payments under non-cancelable short-term and operating leases and at September 30, 2019 (in thousands):

	Short-Term Leases	Operating Leases
2019 (remaining)	$163	$105
2020	242	425
2021	3	215
2022 and thereafter	—	—
Total	$408	$745

The Company entered into a five-year software licensing agreement on April 2, 2018. Future contractual payment obligations total approximately $0.3 million as of September 30, 2019. This licensing agreement is accounted for as an intangible asset and is out of the scope of ASU 2016-02, Leases.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2019 and December 31, 2018, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2019 or December 31, 2018.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable at September 30, 2019 and December 31, 2018, respectively (in thousands):

		Fair Value Measurements at September 30, 2019 (In thousands)
	Fair Value at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative warrant liability	$21			$21
Total Recurring Fair Value Measurements	$21	$—	$—	$21

Nonrecurring
Corn and finished goods inventory	$714	$64	$650	$—
Total Non-Recurring Fair Value Measurements	$714	$64	$650	$—

		Fair Value Measurements at December 31, 2018 (In thousands)
	Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative warrant liability	$22	$—	$—	$22
2020 embedded derivative liability	394	—	—	394
Total Recurring Fair Value Measurements	$416	$—	$—	$416

Nonrecurring
Corn and finished goods inventory	$1,047	$29	$1,018	$—
Total Non-Recurring Fair Value Measurements	$1,047	$29	$1,018	$—

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the nine months ended September 30, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs

	Derivative Warrant Liability	2020 Notes Embedded Derivative
Opening Balance	$22	$394
Total (gains) or losses for the period included in earnings	(1)	(394)
Purchases	—	—
Closing balance	$21	$—

There were no transfers in or out of Level 3 inputs. There were no issuances, purchases, sales or settlements of Level 3 inputs during the nine months ended September 30, 2019.

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be nil at September 30, 2019 and $0.4 million at December 31, 2018 based upon Level 3 inputs. Changes in the fair value of the embedded derivative is recognized each reporting period as a “Change in fair value of 2020 Notes embedded derivative” in the consolidated statements of operations and statements of cash flows. See Note 7, Embedded Derivatives and Derivative Warrant Liabilities, for the fair value inputs used to estimate the fair value of the embedded derivative.

Derivative Warrant Liability. The Company valued the Series F Warrants and Series K Warrants using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3). The Company has estimated the fair value of the derivative warrant liability to be $0.02 million as of September 30, 2019 and December 31, 2018.

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

The Company's chief operating decision maker is provided with and reviews the financial results of each of the Company's consolidated legal entities, Gevo, Inc., Gevo Development, LLC and Agri-Energy, LLC. The Company organizes its business segments based on the nature of the products and services offered through each of its consolidated legal entities. All revenue is earned, and all assets are held, in the U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Gevo	$550	$504	$1,381	$1,136
Gevo Development / Agri-Energy	5,560	8,071	16,218	25,102
Consolidated	$6,110	$8,575	$17,599	$26,238

Loss from operations:
Gevo	$(3,830)	$(3,375)	$(9,463)	$(8,166)
Gevo Development / Agri-Energy	(4,173)	(2,733)	(10,661)	(7,320)
Consolidated	$(8,003)	$(6,108)	$(20,124)	$(15,486)

Interest expense:
Gevo	$605	$767	$2,127	$2,496
Gevo Development / Agri-Energy	—	—	—	—
Consolidated	$605	$767	$2,127	$2,496

Depreciation and amortization expense:
Gevo	$50	$54	$152	$214
Gevo Development / Agri-Energy	1,578	1,564	4,697	4,689
Consolidated	$1,628	$1,618	$4,849	$4,903

Acquisitions of plant, property and equipment:
Gevo	$—	$14	$62	$16
Gevo Development / Agri-Energy	781	1,207	4,862	1,328
Consolidated	$781	$1,221	$4,924	$1,344

Revenue by geographic area:
United States	$5,560	$8,071	$16,218	$25,127
Other	550	504	1,381	1,111
Consolidated	$6,110	$8,575	$17,599	$26,238

	September 30,	December 31,
	2019	2018
Total assets:
Gevo	$94,955	$105,379
Gevo Development / Agri-Energy	143,255	140,982
Intercompany eliminations	(142,742)	(139,326)
Consolidated	$95,468	$107,035

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: risks and uncertainties related to our ability to sell our products, our ability to expand or continue production of ethanol and isobutanol at our production facility in Luverne, Minnesota (the “Luverne Facility”), our ability to meet our production, financial and operational guidance, our strategy to pursue low-carbon ethanol for sale into California, our ability to replace our fossil-based energy sources with renewable energy sources at the Luverne Facility, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet fuel (“ATJ”), our ability to raise additional funds to continue operations and/or expand the Luverne Facility, our ability to produce ethanol and isobutanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our retrofit production model, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our ethanol and isobutanol and the products derived from isobutanol, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents, we have filed with the U.S. Securities and Exchange Commission (the “SEC”), included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Annual Report”), and subsequent reports on Form 10-Q in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are commercializing the next generation of gasoline, jet fuel and diesel fuel with the potential to achieve zero carbon emissions, addressing the market need of reducing greenhouse gas emissions with sustainable alternatives. We use low-carbon renewable resource based carbohydrates as raw materials, and are developing renewable electricity and renewable natural gas for the energy of production processes resulting in low-carbon fuels with reduced carbon intensity (the level of greenhouse gas emissions compared to standard petroleum) fossil-based fuels across their lifecycle. Our products deliver the technical performance expected of traditional fossil-based fuels in infrastructure and engines, but significantly reduce greenhouse gas emissions. In addition to addressing the problems of fuels, our technology also enables certain plastics, such as polyester, to be made with more sustainable ingredients. Our ability to penetrate the growing low-carbon fuels  market depends on the price of oil and the value of abating carbon emissions, that would otherwise increase greenhouse gas emissions. We believe that because of our ability to use a variety of low-carbon, sustainably produced feedstocks and our proven technology resulting in the economical production of the main components of gasoline, jet fuel, and diesel fuel using a very low carbon footprint, we have the potential to generate returns that justify the build-out of a multi-billion dollar business.

We believe that the fossil-based carbon emissions caused by using fossil-based liquid fuels will continue to come under increased regulation intent on reducing emissions. California's Low Carbon Fuel Standard Program (the "LCFS), the European Union's Renewable Energy Directive and other similar policies are causing the value of reducing fossil-based greenhouse gas emissions to become clearer and to be more attractive of a component of value to financiers.

To achieve the goal of becoming a multi-billion dollar business, we need to establish the low-carbon infrastructure for the Luverne Facility, secure additional take-or-pay offtake agreements that enable lower cost project financing, then build out large capacity for jet fuel, isooctane and diesel fuel and other productions sites around the world.

Financial Condition

For the nine months ended September 30, 2019 and 2018, we incurred a consolidated net loss of $21.8 million and $20.9 million, respectively, and had an accumulated deficit of $451.2 million at September 30, 2019. Our cash and cash equivalents at September 30, 2019 totaled $20.9 million which is primarily being used for the following: (i) operating activities of our Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research, engineering and development work; (iii) engineering, development and capital expenditures primarily associated with the Luverne Facility, including engineering, development and capital expenditures to “de-carbonize” the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service and repayment obligations. We are actively working on refinancing our 2020 Notes (as defined below) that mature on March 15, 2020.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$5,554	$8,071	$(2,517)
Hydrocarbon revenue	550	504	46
Grant and other revenue	6	—	6
Total revenues	6,110	8,575	(2,465)

Cost of goods sold	9,893	10,628	(735)

Gross loss	(3,783)	(2,053)	(1,730)

Operating expenses
Research and development expense	1,789	1,865	(76)
Selling, general and administrative expense	2,431	2,190	241
Total operating expenses	4,220	4,055	165

Loss from operations	(8,003)	(6,108)	(1,895)

Other (expense) income
Interest expense	(605)	(767)	162
Gain (loss) from change in fair value of derivative warrant liability	(2)	5	(7)
Gain (loss) from change in fair value of 2020 Notes embedded derivative	—	(7)	7
Other income (expense)	(9)	(3)	(6)
Total other expense, net	(616)	(772)	156

Net loss	$(8,619)	$(6,880)	$(1,739)

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the three months ended September 30, 2019 was $5.6 million, a decrease of $2.5 million from the three months ended September 30, 2018. As a result of an unfavorable commodity environment during the three months ended September 30, 2019 compared with the same period ended September 30, 2018, we reduced our production of ethanol and distiller grains which resulted in lower sales for the period. During the three months ended September 30, 2019, we sold 3.4 million gallons of ethanol compared to 5.1 million gallons of ethanol sold in the three months ended September 30, 2018.

Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Hydrocarbon sales increased because of higher production volumes at the South Hampton Facility. During the three months ended September 30, 2018, we reduced production at the South Hampton Facility to upgrade the facility and double the production capacity.

Cost of goods sold. Cost of goods sold was $9.9 million during the three months ended September 30, 2019 compared with $10.6 million during the three months ended September 30, 2018. The decrease of approximately $0.7 million was primarily the result of decreased production at the Luverne Facility for the three months ended September 30, 2019 compared to September 30, 2018. Production was decreased due to an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically experienced. Cost of goods sold included approximately $8.3 million associated with the production of ethanol and related products and approximately $1.6 million in depreciation expense during the three months ended September 30, 2019.

Research and development expense. Research and development expense decreased by $0.1 million during the three months ended September 30, 2019 compared with the three months ended September 30, 2018, due primarily to a decrease in costs associated with the South Hampton Facility offset by an increase in personnel and consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $0.2 million during the three months ended September 30, 2019 compared with the three months ended September 30, 2018, due primarily to an increase in personnel, consulting and investor relations costs, partially offset by a decrease in professional fees.

Interest expense. Interest expense during the three months ended September 30, 2019 was $0.6 million, a decrease of $0.2 million compared to the three months ended September 30, 2018, due to a decrease in the outstanding principal amount of the 12% convertible senior secured notes due 2020 (the “2020 Notes”) as of September 30, 2019 from the exchange of approximately $3.2 million of our 2020 Notes for our common stock during 2018.

Gain (loss) from change in fair value of derivative warrant liability. During the three months ended September 30, 2019, the fair value of the derivative warrant liability decreased $0.01 million compared to the three months ended September 30, 2018, primarily due to the decrease in the number of warrants outstanding and a decrease in the amount of time until the expiration of the outstanding warrants.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$16,184	$25,102	$(8,918)
Hydrocarbon revenue	1,381	1,111	270
Grant and other revenue	34	25	9
Total revenues	17,599	26,238	(8,639)

Cost of goods sold	27,306	31,904	(4,598)

Gross loss	(9,707)	(5,666)	(4,041)

Operating expenses
Research and development expense	3,712	4,123	(411)
Selling, general and administrative expense	6,705	5,697	1,008
Total operating expenses	10,417	9,820	597

Loss from operations	(20,124)	(15,486)	(4,638)

Other (expense) income
Interest expense	(2,127)	(2,496)	369
(Loss) on exchange or conversion of debt	—	(2,202)	2,202
Gain (loss) from change in fair value of derivative warrant liability	1	(3,035)	3,036
Gain from change in fair value of 2020 Notes embedded derivative	394	2,340	(1,946)
Other income	11	5	6
Total other expense, net	(1,721)	(5,388)	3,667

Net loss	$(21,845)	$(20,874)	$(971)

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the nine months ended September 30, 2019 was $16.2 million, a decrease of $8.9 million from the nine months ended September 30, 2018. As a result of an unfavorable commodity environment during the nine months ended September 30, 2019 compared with the same period ended September 30, 2018, we reduced our production of ethanol and distiller grains which resulted in decreased sales.  During the nine months ended September 30, 2019, we sold 10.2 million gallons of ethanol compared to 14.9 million gallons of ethanol sold in the nine months ended September 30, 2018.

Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Hydrocarbon sales increased by $0.3 million during the nine months ended September 30, 2019 as a result of greater shipments of finished products from our South Hampton Facility.

Cost of goods sold. Cost of goods sold was $27.3 million during the nine months ended September 30, 2019 compared with $31.9 million during the nine months ended September 30, 2018. The decrease of approximately $4.6 million was primarily the result of decreased production for the nine months ended September 30, 2019 compared to September 30, 2018. Production was decreased due to an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically experienced. Cost of goods sold included approximately $22.6 million associated with the production of ethanol and related products and approximately $4.7 million in depreciation expense during the nine months ended September 30, 2019.

Research and development expense. Research and development expense decreased by approximately $0.4 million during the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018, due primarily to a decrease in costs associated with our South Hampton Facility, offset by an increase in personnel expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $1.0 million during the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018, due primarily to an increase of personnel, consulting, travel, legal and investor relations costs, partially offset by a decrease in professional fees.

Interest expense. Interest expense during the nine months ended September 30, 2019 was $2.1 million, a decrease of $0.4 million compared to the nine months ended September 30, 2018,  due to a decrease in the outstanding principal amount of the 2020 Notes as of September 30, 2019 from the exchange of approximately $3.2 million of our 2020 Notes for our common stock during 2018.

Gain (loss) from change in fair value of derivative warrant liability. During the nine months ended September 30, 2019, the fair value of the derivative warrant liability decreased $3.0 million compared to the nine months ended September 30, 2018, primarily due to the decrease in the number of warrants outstanding and a decrease in the amount of time until the expiration of the outstanding warrants.

Gain from change in fair value of the 2020 Notes embedded derivative. During the nine months ended September 30, 2019, the estimated fair value of the 2020 Notes embedded derivative liability decreased to $0, resulting in a decrease in the non-cash gain of $1.9 million compared to the nine months ended September 30, 2018. The decrease in derivative liability was primarily due to the decrease in the price of our common stock since the June 20, 2017 issuance date and the decrease in estimated stock volatility for the remaining period the 2020 Notes are due.

Revenue, Cost of Goods Sold and Operating Expenses

Revenue

During the nine months ended September 30, 2019 and 2018, we generated revenue from: (i) the sale of ethanol, isobutanol and related products; (ii) hydrocarbon sales, consisting primarily of the sale of ATJ fuel, isooctane and isooctene derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Cost of Goods Sold and Gross Loss

Cost of goods sold during the nine months ended September 30, 2019 and 2018 primarily includes costs directly associated with isobutanol production and ethanol production at the Luverne Facility, such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

Our gross loss is defined as our total revenue less our cost of goods sold.

Research and Development

Our research and development costs consist of expenses incurred to identify, develop and test our technologies to produce isobutanol and the development of downstream applications thereof. Research and development expenses include personnel costs (including stock-based compensation), consultants and related contract research, facility costs, supplies, depreciation and amortization expense on property, plant and equipment used in product development, license fees paid to third parties for use of their intellectual property and patent rights and other overhead expenses incurred to support our research and development programs. Research and development expenses also include upfront fees and milestone payments made under licensing agreements and payments for sponsored research and university research gifts to support research at academic institutions.

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

As of September 30, 2019, we had an accumulated deficit of $451.2 million with cash and cash equivalents totaling $20.9 million. The 2020 Notes mature on March 15, 2020. See discussion below in "2020 Notes".

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(14,798)	$(10,154)
Net cash used in investing activities	$(7,260)	$(933)
Net cash provided by financing activities	$9,268	$37,850

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

During the nine months ended September 30, 2019, we used $14.8 million in cash from operating activities primarily resulting from a net loss of $21.8 million, a $0.5 million increase in working capital items and approximately $6.5 million in non-cash operating activities.

Investing Activities

During the nine months ended September 30, 2019, we used $7.3 million in cash from investing activities related to an investment of $1.5 million in Juhl and $5.8 primarily for capital expenditures at our Luverne Facility.

We are installing equipment to fractionate corn and to dry distiller's grains at the Luverne Facility totaling approximately $3.0 million as of September 30, 2019. The fractionation machine is expected to be operational in the first quarter of 2020.

Financing Activities

During the nine months ended September 30, 2019, we raised approximately $9.3 million associated with financing activities, which consisted of $9.4 million of net proceeds from sales under our “at-the-market” offering program discussed below offset by $0.2 million net settlement of common stock under stock plans.

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to-time. The at-the-market offering program was amended multiple times during 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. In August 2019, the at-the-market offering program was amended to increase the available capacity under the at-the-market offering program by $10.7 million. During the nine months ended September 30, 2019, we issued 3,244,941 shares of common stock under the at-the-market offering program for gross proceeds of $9.9 million. We paid commissions and incurred other offering related expenses totaling $0.4 million during the nine months ended September 30, 2019. There were no shares issued during the three months ended September 30, 2019. As of September 30, 2019, we had capacity to issue up to $10.7 million of common stock under the at-the-market offering program.

From October 1, 2019 to November 11, 2019, the Company issued 322,899 shares of common stock under the at-the-market offering program for gross proceeds of $0.9 million, net of $0.03 million of commissions and offering related expenses.

2020 Notes

On April 19, 2017, we entered into an Exchange and Purchase Agreement (the “Purchase Agreement”) with WB Gevo, LTD (such holder, the “Holder”), and Whitebox Advisors LLC, in its capacity as representative of the Holder (“Whitebox”), the holder of our 12.0% convertible senior secured notes due 2017, which were cancelled in connection with the issuance of the 2020 Notes. Pursuant to the terms of the Purchase Agreement, the Holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of our newly created 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “Exchange”). On June 20, 2017, we cancelled the 2017 Notes. As of September 30, 2019 and December 31, 2018, the outstanding principal on the 2020 Notes, including PIK Interest (as defined and described below), was $13.9 million and $13.8 million, respectively.

The 2020 Notes will mature on March 15, 2020. The 2020 Notes bear interest at 12% per annum (with 2% potentially payable as PIK Interest at our option), payable on March 31, June 30, September 30, and December 31 of each year. Under certain circumstances, we have the option to pay a portion of the interest due on the 2020 Notes by either (a) increasing the principal amount of the 2020 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”).

The 2020 Notes are convertible into shares of our common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes is $14.72 per share of common stock, or 0.0679 shares of common stock per $1 principal amount of 2020 Notes.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any material off-balance sheet arrangements, except for operating lease obligations disclosed in Note 4, Leases, Right-to-Use Assets and Related Liabilities, and Note 12, Commitments and Contingencies.

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

We conducted an evaluation (pursuant to Rule 13a-15(b)), under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—	$—	—	—
August 1, 2019 - August 31, 2019	79,790	$2.46	79,790	—
September 1, 2019 - September 30, 2019	—	$—	—	—
Total	79,790	$2.46	79,790	—

(1)  We permit “withhold to cover” as a tax payment method for vesting of restricted stock awards issued under our Amended and Restated 2010 Stock Incentive Plan for our employees, pursuant to which, we withheld from employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010	S-1	333-168792	August 12, 2010	4.2
4.3 †	Stock Issuance and Stockholders’ Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology	S-1	333-168792	August 12, 2010	4.3
4.4	Exchange and Purchase Agreement, dated April 19, 2017, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35073	April 20, 2017	4.1
4.5	Indenture, dated June 20, 2017, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and collateral trustee.	8-K	001-35073	June 20, 2017	4.1
4.6	Registration Rights Agreement, dated June 20, 2017, by and among Gevo, Inc. and the investors named therein.	8-K	001-35073	June 20, 2017	4.2
4.7	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1
4.8	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.9	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35073	December 15, 2015	4.1
4.10	Form of Amendment No. 1 to Series D Warrant	8-K	001-35073	June 13, 2016	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.11	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35073	April 5, 2016	4.1
4.12	Form of Series I Warrant to Purchase Common Stock	8-K	001-35073	September 15, 2016	4.1
4.13	Form of Series K Warrant to Purchase Common Stock	8-K	001-35073	February 22, 2017	4.1
10.1 #	Offer Letter, dated July 20, 2019, by and between Gevo, Inc. and Carolyn Romero					X
10.2 +	Renewable ATJ Purchase and Sale Agreement, effective July 26, 2019, between Gevo, Inc. and Air Total International, S.A.	8-K	001-35073	August 13, 2019	10.1
10.3	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated August 15, 2019, between Gevo, Inc. and H.C. Wainwright & Co., LLC	8-K	001-35073	August 15, 2019	1.5
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer. **					X**
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations,  (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

Date: November 12, 2019