Form 10-K
period 2019-12-31
Gevo, Inc.
filed 2020-03-17
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $20.5 million as of June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the Nasdaq Capital Market on June 28, 2019. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 14,619,603.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2020 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

GEVO, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Annual Report on Form 10-K (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: risks and uncertainties related to our ability to sell our products, our ability to expand or continue production of isobutanol, renewable hydrocarbon products and ethanol at our Luverne Facility (as defined below), our ability to meet our production, financial and operational guidance, our strategy to pursue low-carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at the Luverne Facility and elsewhere, our ability and plans to construct a commercial hydrocarbon facility to produce alcohol-to-jet fuel (“ATJ”) and renewable isooctane, our ability to raise additional funds to continue operations and/or expand the Luverne Facility, our ability to perform under our existing renewable hydrocarbon offtake agreements and other supply agreements we may enter into in the future, our ability to obtain project finance debt and third-party equity for our RNG (as defined below) project, our ability to produce isobutanol, renewable hydrocarbon products and ethanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our upgraded production facility, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our isobutanol, renewable hydrocarbon products and ethanol, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A. “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Unless the context requires otherwise, in this Report the terms “Gevo,” “we,” “us,” “our” and “Company” refer to Gevo, Inc. and its wholly owned, direct and indirect subsidiaries.

Reverse Stock Split

On June 1, 2018, we effected a reverse stock split of the outstanding shares of our common stock by a ratio of one-for-twenty (the “Reverse Stock Split”), and our common stock began trading on the Nasdaq Capital Market on a Reverse Stock Split-basis on June 4, 2018.

PART I

Item 1.	Business.

Company Overview

We are commercializing the next generation of jet fuel, gasoline and diesel fuel with the potential to achieve zero carbon emissions and address the market need of reducing greenhouse gas (“GHG”) emissions with sustainable alternatives. We use low-carbon renewable resource-based carbohydrates as raw materials (primarily from non-food corn, but also sugar cane, molasses or other cellulosic sugars) and are in an advanced state of developing renewable electricity and renewable natural gas (“RNG”) for use in production processes. As a result, we are able to produce low-carbon fuels with substantially reduced carbon intensity (as measured by the level of GHG emissions compared to standard petroleum fossil-based fuels across their lifecycle). Our products perform as well or better than traditional fossil-based fuels in infrastructure and engines, but with substantially reduced GHG emissions. In addition to addressing the environmental problems of fossil-based carbon fuels, our technology also enables certain plastics, such as polyester, to be made with more sustainable ingredients.

Our ability to penetrate the growing low-carbon fuels market depends on the price of oil and the value of abating carbon emissions that would otherwise increase GHG emissions. We believe that our proven, patented technology that enables the use of a variety of low-carbon sustainable feedstocks to produce price-competitive, low-carbon products, such as ATJ, gasoline components like isooctane and isobutanol and diesel fuel, yields the potential to generate project and corporate returns that justify the build-out of a multi-billion-dollar business.

Our proprietary fermentation yeast biocatalyst effectively produces isobutanol, a four-carbon alcohol, via fermentation of renewable plant biomass. The resulting renewable isobutanol has a variety of direct and adapted applications, including conversion into a wide variety of renewable hydrocarbon products.

Our renewable isobutanol production technology has been proven to work in a 1.5 million gallon per year (“MGPY”) capacity production line (~265,000 gallon fermenter scale) at our production facility in Luverne, Minnesota (the "Luverne Facility"). Our technology to convert our renewable isobutanol to renewable hydrocarbon products like ATJ, isooctane, isooctene and para-xylene (“PX”) has been proven at our hydrocarbons demonstration plant located at a production facility in Silsbee, Texas developed in partnership with South Hampton Resources (the "South Hampton Facility"). We currently have the capacity to produce approximately 100,000 gallons per year of renewable hydrocarbon products at the South Hampton Facility.

Global GHG emissions as a result of the widespread use of fossil fuels are increasing and will continue to increase unless there is a global systemic change in energy consumption. Many industries, including the commercial airline industry, expect to experience strong growth but have also committed to hold GHG emission flat and, in some cases, even committed to take steps to reduce GHG emissions in the future. In addition, governments are taking steps to reduce GHG gas emissions, and consumers are increasingly focusing on GHGs and their effect on the global climate. To address these concerns, we believe that industries must eliminate burning fossil-based carbon in the production of electricity and transportation fuels, and that we must use forestry and agriculture to capture carbon in soil, plants and trees. Because we have shown that our renewable-based products perform as well or better than traditional fossil-based fuels in existing fuels infrastructure, including internal combustion engines as well as transportation and storage infrastructure, we believe we are in a position to address the global GHG emission crisis head-on as a major player in the low-carbon fuel industry.

Existing Supply Commitments and Expansion of Our Production Facilities

In 2019, we entered into supply agreements pursuant to which we agreed to supply an aggregate of approximately 17 MGPY of ATJ, renewable isooctane and other renewable hydrocarbon products.  Under certain of these supply agreements, the purchasers agreed to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the renewable hydrocarbon products under contract (a “take-or-pay” arrangement). The timing and volume commitment of certain of these agreements are subject to our ability to complete an expansion to the Luverne Facility such that the expanded facility is capable of producing, refining and delivering, in some instances, up to 12-30 MGPY or more of renewable hydrocarbon products (the “Expanded Facility”). In order to commence construction of and complete the Expanded Facility, we must secure third party financing. We believe we can obtain this financing in part due to the strength of the fuel supply commitments that we have in place.

Specifically, as of the date of this Report, we have entered into the following arrangements, among others:

Delta Air Lines. In December 2019, we entered into a long-term, take-or-pay fuel supply agreement with Delta Air Lines, Inc. (“Delta”) pursuant to which we agreed to sell and deliver 10 MGPY of ATJ to Delta, subject to certain conditions and exceptions. We expect to supply the ATJ to Delta upon completion of the Expanded Facility, which we expect to occur by 2023.

Scandinavian Airlines System. In October 2019, we entered into a long-term, take-or-pay fuel supply agreement with Scandinavian Airlines System (“SAS”) pursuant to which we agreed to sell and deliver ATJ to SAS, subject to certain conditions and exceptions. We expect to supply the ATJ to SAS upon completion of the Expanded Facility, which we expect to occur by 2023.

Air Total. In August 2019, we entered into a take-or-pay renewable ATJ purchase and sale agreement with Air Total International, S.A. (“Air Total”) pursuant to which we agreed to supply ATJ to Air Total under a three-year offtake agreement. Air Total will initially purchase certain minimal quantities of ATJ produced at the South Hampton Facility, and we expect to sell Air Total increasing amounts of ATJ upon the completion of two expansion projects to increase ATJ production capabilities at the Luverne Facility. We expect the expansion projects to be completed in 2021 and 2022, respectively.

HCS Group GmbH. In February 2019, we entered into a take-or-pay renewable isooctane purchase and sale agreement with HCS Holding GmbH (“HCS”), pursuant to which we agreed to supply renewable isooctane to HCS under a ten-year offtake agreement. HCS will initially purchase certain minimum quantities of renewable isooctane produced at the South Hampton Facility. We expect to sell HCS increasing amounts of minimum quantities of renewable isooctane each year upon the completion of two expansion projects to increase renewable isooctane production capabilities at the Luverne Facility. We expect the expansion projects to be completed in 2021 and 2022, respectively.

Low-Carbon Fuels Opportunity

The Luverne Facility currently has the capability to produce low-carbon ethanol side-by-side with low-carbon isobutanol. With certain capital improvements, the Luverne Facility could also produce renewable jet fuel and isooctane and other related products that can be made from isobutanol. We have begun, and may undertake further, capital investments to improve our Luverne Facility, including, but not limited to: (i) improvements at the Luverne Facility to further lower the carbon intensity score of our fuel products; (ii) adding wind power to provide a portion of the electricity needed for biofuel production; (iii) procuring RNG to provide a portion of the natural gas needed for biofuel production; and (iv) installing fractionation technologies to produce value added protein feed products and food grade corn oil, as well as products using the fiber fraction of corn. Concurrently and subject to securing adequate financing, we plan to expand our renewable hydrocarbon production capabilities by constructing a larger production facility at the Luverne Facility for renewable hydrocarbon fuels such as ATJ and isooctane.

Wind Energy Project

In September 2019, Agri-Energy, LLC ("Agri-Energy"), our wholly-owned subsidiary, entered into an Environmental Attributes Purchase and Sale Agreement with an affiliate of Juhl Clean Energy Assets, Inc. (“Juhl”), which provides for Agri-Energy to purchase all environmental attributes, including renewable energy credits, related to the development of a wind electrical energy generating facility near the Luverne Facility. The wind project is comprised of two 2.5 megawatt wind turbines with a maximum output capacity of 5.0 megawatts and is expected to achieve commercial operation in the first half of 2020. Agri-Energy will purchase the electricity generated by the wind project from the City of Luverne, Minnesota, and the electricity will be delivered directly to the Luverne Facility through a direct transmission line from the wind generation units. This is expected to enable the wind electricity to meet California’s requirement to be counted in determining the carbon intensity of the renewable transportation fuels produced at the Luverne Facility under California’s Low Carbon Fuel Standard Program (“LCFS”).

Renewable Natural Gas Projects

In 2019, we began developing RNG projects to supply RNG to the Luverne Facility. As part of these projects, we may sell the RNG into natural gas pipelines to third party purchasers. Manure from cows and pigs can be digested anaerobically to produce low-carbon methane. We expect that securing low-carbon methane for our production energy will assist us in achieving carbon negative GHG emissions on our end products. The end products resulting from such a decarbonization process are rewarded with a lower carbon intensity score, which increases the market value of certain products, in addition to having a more positive impact on the environment. We expect that these projects will be funded by third parties.

Decarbonization and Renewable Hydrocarbon Markets

We believe that we have the technology and production platform to produce renewable fuels that reduce the emission of GHGs into the atmosphere as compared to the burning of fossil-based carbon fuels, and to do so profitably. Low-carbon fuels can best be produced by (i) replacing fossil-based carbon feedstock with renewable carbon, and (ii) replacing some or most of the fossil-based energy sources needed for heat and electricity during the fuel production process with more sustainable energy sources like RNG and wind energy. Renewable carbon comes from growing plants and crops. Growing plants efficiently provides the opportunity to capture carbon in the soil and generate protein, further lowering the carbon intensity of fuels produced from these renewable feedstocks. Eliminating or reducing fossil-based carbon is referred to as “decarbonization.” The products resulting from such a decarbonization process are rewarded with a lower carbon intensity score, which increases the market value of certain products. In addition to the U.S. Renewable Fuel Standard Program (“RFS Program”) and policy that rewards low-carbon fuels, certain markets in North America such as California, Oregon, Washington and Canada and countries such as Japan, China, India and other Asian countries either already have adopted or are adopting statutes and regulations that ascribe economic value to decarbonization. In Europe, the European Commission has adopted the Renewable Energy Directive to promote the use of energy from renewable sources. We believe that decarbonization is an emerging market opportunity, and we have the technologies, products and a base production facility to take advantage of this opportunity.

The State of California is a leader in the push for decarbonization with its LCFS, which is a market-based cap and trade approach to lowering the GHG emissions from petroleum-based transportation fuels. We believe that the LCFS approach to reducing GHGs will be implemented by Canada and other states in the U.S. and eventually could be implemented at the Federal level, which should create more demand for low-carbon fuel products such as ours. Our current production facility is small enough and specialized enough so that, with certain process optimizations, we could reduce our demand for fossil-based energy required in the production process. By doing this, we would increase the value of our low-carbon fuel products because they would carry a lower carbon intensity score, which should translate into increased revenues for us as a result of the credits associated with our renewable fuels under LCFS.

As discussed below, beyond direct use as a chemical and gasoline blendstock, isobutanol can be dehydrated to produce butenes, which can then be converted into other products such as PX, ATJ and many other renewable hydrocarbon fuels and blendstocks, and specialty chemicals offering substantial potential for additional demand. The conversion of isobutanol into butenes is a fundamentally important process that enables isobutanol to be used as a building block chemical in multiple markets.

Jet Fuel

In April 2016, ASTM International completed its process of approving a revision of ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) to include alcohol to jet synthetic paraffinic kerosene derived from renewable isobutanol. This allows our ATJ to be used as a blending component in standard Jet A-1 fuel for commercial airline use in the U.S. and around the globe.

Isooctane and Other Hydrocarbon Fuels

Isooctane, isooctene, diesel fuel and bunker fuel may also be produced from our isobutanol. We have been producing ATJ and isooctane for renewable gasoline at our South Hampton Facility since 2011. The products produced at our South Hampton Facility are sold on a commercial basis to help develop the markets for these products. We continue to optimize the technologies and production systems, and we believe this technology is ready to scale up on a full commercial basis.

Para-xylene and Polyethylene Terephthalate (“PET”)

Isobutanol can be used to produce PX, polyester and their derivatives, which are used in the beverage, food packaging, textile and fibers markets. PX is a key raw material in PET production.

We have demonstrated the conversion of our isobutanol into renewable PX at our South Hampton Facility. This demonstration plant produced renewable PX from October 2013 through March 2014.

Butenes

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

Feed Products Market

Distillers grains are produced as a co-product of isobutanol and ethanol production. Distillers grains are valuable components of feed rations primarily to dairies and beef cattle markets, both nationally and internationally. The Luverne Facility has the capability to produce distillers grains from both isobutanol and ethanol. Producing distillers grains also allows us to lower the carbon footprint of our Luverne Facility, thereby increasing demand in California where premiums are paid for the low-carbon attributes. In addition, we recently installed a new system to manufacture value-added animal feed products. We expect that this system will capable of producing several feed products with a value higher than that of typical distiller grains. We expect this system to be fully operational in 2020.

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

Further, based on isobutanol’s high energy content and low water solubility, as well as testing completed by the National Marine Manufacturers Association, the Outdoor Power Equipment Institute and Briggs & Stratton, we believe that isobutanol has direct applications as a blendstock in high value fuels markets serving marine, off-road vehicles, small engine and sports vehicle markets.

Specialty Chemicals

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

Ethanol Markets

Ethanol is not expected to be a core product for Gevo in the future. As we lower the carbon footprint for the Luverne Facility, we expect that it should be possible to increase the margins on ethanol by selling into California. We expect that we would cease ethanol production once the Expanded Facility is completed. The primary applications for fuel-grade ethanol in the U.S. include:

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

•

Fuel blending. In addition to its performance and environmental benefits, ethanol is used to extend fuel supplies. In light of the need for transportation fuel in the U.S., the U.S. is increasingly seeking domestic sources of fuel. Much of the ethanol blending throughout the U.S. is done for the purpose of extending the volume of fuel sold at the gasoline pump.

•

Renewable fuels. Ethanol is blended with gasoline to enable gasoline refiners to comply with a variety of governmental programs, in particular, the RFS Program, which was enacted to promote alternatives to fossil fuels.

Compared to gasoline, ethanol is generally considered to be cleaner burning and contains higher octane. We anticipate that the increasing demand for renewable transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate increased demand for ethanol.

Our Production Facilities

In September 2010, we acquired the Luverne Facility, a 22 MGPY ethanol production facility in Luverne, Minnesota. Since 2010, we have made improvements and modifications to the Luverne Facility to add isobutanol production capabilities. The Luverne Facility is currently configured to produce isobutanol and ethanol, side-by-side.

In addition to our isobutanol production line, our Luverne Facility has production capacity of about 22 MGPY of ethanol, 45-50 kilotons of animal feed per year and three million pounds of corn oil per year.

The technology that we used at the Luverne Facility may be deployed in the future and is designed to permit (i) the modification of an existing ethanol production facility whereby equipment is added to the facility and the existing fermenters are used to produce isobutanol rather than ethanol, or (ii) the modification of an existing ethanol facility to add fermenters and other equipment such that the facility is capable of producing both isobutanol and ethanol simultaneously "side-by-side" (collectively referred to as “Retrofit”).

Having the flexibility to switch between the production of isobutanol and ethanol, or produce both products simultaneously, should allow us to optimize asset utilization and cash flows at a facility by taking advantage of fluctuations in market conditions. Our technology is also designed to allow relatively low capital expenditure modifications of existing ethanol facilities, which should enable a relatively rapid route to isobutanol production from the fermentation of renewable feedstocks. Alternatively, our technology can be deployed at a greenfield or brownfield site to produce isobutanol and renewable hydrocarbons products without producing ethanol.

Alternatively, because of the increased demand of hydrocarbons under contract, it may make more economic sense to cease ethanol production and use the infrastructure of the Luverne Facility to produce larger quantities of hydrocarbons and isobutanol.

Conversion of Isobutanol into Hydrocarbons

We have demonstrated conversion of our isobutanol into a wide variety of renewable hydrocarbon products that are currently used to produce hydrocarbon fuels, plastics, fibers, polyester, rubber and other polymers. Hydrocarbon products consist entirely of hydrogen and carbon and have historically been derived almost exclusively from petroleum, natural gas and coal. Importantly, isobutanol can be dehydrated to produce butenes, which are an intermediate product in the production of hydrocarbon products with many industrial uses. The straightforward conversion of our isobutanol into butenes is a fundamentally important process that enables isobutanol to be used as a building block chemical. Much of the technology necessary to convert isobutanol into butenes and subsequently into these hydrocarbon products is commonly known and practiced in the chemicals industry today. For example, the dehydration of ethanol to ethylene, which uses a similar process and technology to the dehydration of isobutanol, is practiced commercially today to serve the ethylene market. The dehydration of butanol into butenes is commercially practiced today.

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

Our Production Technology Platform

We have used tools from synthetic biology, biotechnology, chemical catalysis and process engineering to develop a proprietary set of technologies that enable the potential of cost-effective production of isobutanol and hydrocarbon fuels and chemicals. We believe the technologies have been proven to work as demonstrated by the fact that we have made and sold products using these technologies.

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

We have demonstrated that our isobutanol to hydrocarbon technologies for the production of ATJ, isooctane, isooctene, and paraxylene appear to be viable from a technical and process point of view. These catalytic technologies appear to be effective and scalable.

Animal feed, protein and oil are important products produced at our Luverne Facility. Animal feed is made from the spent grain mash from isobutanol and ethanol fermentations. We market our distillers grains to the beef, swine and poultry industries as a high-protein, high-energy animal feed. The spent yeast from fermentation adds protein to the mix, resulting in a higher protein content than corn itself. By selling the feed, protein and oil products, we generate additional revenues and effectively reduce the net cost of fermentation feedstock.

Biocatalyst Overview

Our biocatalysts are microorganisms that have been designed to consume carbohydrates and produce isobutanol as a product. Our technology team developed these proprietary biocatalysts to efficiently convert fermentable sugars of all types into isobutanol by engineering isobutanol pathways into the biocatalysts. We designed our biocatalysts to equal or exceed the performance of the yeast currently used in commercial ethanol production in yield (percentage of the theoretical maximum percentage of isobutanol that can be made from a given amount of feedstock) and rate (how fast the sugar fed to the fermentation is converted to isobutanol). To achieve this, we believe that more than 100 genetic changes have been made to our yeast biocatalyst. We achieved our target fermentation performance goals at our Luverne Facility at a commercial scale in August 2015. We continue to seek to improve the performance parameters of our biocatalyst with a goal of reducing projected capital and operating costs, increasing operating reliability and increasing the volume of isobutanol production.

While we believe that the majority of the development work on a commercially viable isobutanol producing yeast is complete, we expect to continue to make incremental improvements targeted to its commercial performance.

Raw Material Feedstocks

In the U.S., non-food corn is a commercially attractive feedstock for both isobutanol and ethanol, because it is abundant and readily available, but more importantly because this corn generates low cost carbohydrates, protein and feed and corn oil for the food chain. In other parts of the world, sugar or molasses from cane, beets, or other sugar producing crops could be used. In the future, certain types of cellulosic sugars could be used once the cost to acquire those sugars becomes cost effective. We have designed our biocatalyst platform to be capable of producing isobutanol from any fuel ethanol feedstock currently in commercial use, which we believe, in conjunction with our proprietary isobutanol separation unit, will permit us to modify any existing fuel ethanol facility to produce our products.

Our Luverne Facility is currently set up to use non-food corn as a feedstock. The starch is fermented to isobutanol and or ethanol, the fiber and protein are isolated from the process and sold as animal feed, and the corn oil is sold for industrial use.

We expect that our feedstock flexibility will allow our technology to be deployed worldwide and will enable us to offer our customers protection from the raw material cost volatility historically associated with petroleum-based products. For example, in some parts of the world, it may be that molasses is a lower cost feedstock; in others, sugar from beets or cane might be the lower cost feedstock. As cellulosic sugars become economical, we expect that these could be viable as a feedstock too.

In the future, we expect feedstocks to be chosen on the collective basis of (i) cost, (ii) carbon and/or sustainability footprint with associated value, (iii) positive contribution to food chain where possible, and (iv) availability of the feedstock at a practical scale.

In June 2015, Agri-Energy entered into a Price Risk Management, Origination and Merchandising Agreement, as amended as of December 21, 2017 (the “Origination Agreement”), with FCStone Merchant Services, LLC (“FCStone”) and a Grain Bin Lease Agreement with FCStone, as amended as of December 21, 2017.

Pursuant to the Origination Agreement, FCStone originates and sells to Agri-Energy, the owner of the Luverne Facility, and Agri-Energy purchases from FCStone, the entire volume of corn grain used by the Luverne Facility.

In April 2019, we entered into a Construction License Agreement with Praj Industries Ltd. (“Praj”) pursuant to which Praj will provide engineering procurement and construction services to certain third parties using the process design package (the “PDP”) that incorporates our proprietary isobutanol biocatalyst and is designed for use with sugary-based feedstocks, such as sugarcane juice, sugarcane syrup, sugarcane molasses, sugar beet juice, sugar beet syrup, and sugar beet molasses. We also granted a license to Praj that will allow Praj to provide such services to third parties.

Subject to certain conditions, we will earn a license fee from certain plant operators for the use of our technology and the PDP for building and operating plants for producing isobutanol. In addition, subject to certain conditions, if a third party other than Praj provides the services to build a plant using the PDP for a plant not located in the United States, we will pay Praj a negotiated amount.

In April 2019, we also entered into a Joint Development Agreement with Praj, pursuant to which we and Praj will continue to: (i) jointly develop our technology for use in certain ethanol plants that utilize sugarcane juice, sugarcane syrup, sugarcane molasses, sugar beet juice, sugar beet syrup, sugar beet molasses, cassava, rice, wheat, sorghum, bagasse, rice straw, wheat straw, corn stover, cotton stalk and empty fruit bunches; (ii) develop and optimize the parameters to produce isobutanol from such feedstocks; and (iii) work together to optimize and improve the PDP (or other PDPs).

In April 2019, we also entered into a Development License Agreement with Praj, pursuant to which we granted Praj a license to our patents, patent applications, and know-how on a non-exclusive, royalty-free basis for use solely at Praj’s Matrix plant in Pune, India (the “Praj Facility”), and a non-exclusive sublicense under our rights in and to certain patents owned or licensed by Butamax (as defined below) within the Praj Facility, in each instance, for purposes of process development and manufacturing isobutanol from certain feedstocks at the Praj Facility.

Our ETO Technology

We have also developed new technologies using ethanol as a feedstock for the production of hydrocarbons, renewable hydrogen and other chemical intermediates, which we describe as our ethanol-to-olefins (“ETO”) technologies. The process produces tailored mixes of isobutylene, propylene, hydrogen and acetone, which are valuable as standalone molecules, or as feedstocks to produce other chemical products and longer chain alcohols. This technology has the potential to address additional markets in the chemicals and plastics fields, such as renewable polypropylene for automobiles and packaging and renewable hydrogen for use in chemical and fuel cell markets. At this time, this technology has only been operated at a laboratory scale, but if successfully scaled up to commercial level, this technology may provide a broader set of end-product market and margin opportunities.

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

We have found that our ETO technology is effective at converting fusel oils into flavors, fragrances and certain specialty chemicals. We are evaluating the business opportunities and commercial potential.

Butamax Advanced Biofuels LLC

Between 2011 and 2015, we were involved in an intellectual property dispute with Butamax Advanced Biofuels LLC (“Butamax”). We believe the dispute was satisfactorily resolved, enabling each of our companies to pursue their respective businesses.

Cross License Agreement

On August 22, 2015, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Butamax, E.I. du Pont de Nemours & Company (“DuPont”) and BP Biofuels North America LLC (“BP” and, together with Butamax and DuPont, the “Butamax Parties”), that resolved the various disputes, lawsuits and other proceedings between one or more of the Butamax Parties and us, as previously disclosed and as specifically identified in the Settlement Agreement (the “Subject Litigation”), and creates a new business relationship pursuant to which we and Butamax and we have granted rights to each other under certain patents and patent applications in accordance with the terms of a Patent Cross-License Agreement (the “License Agreement”), which was entered into by us and Butamax concurrently with the Settlement Agreement. For additional information concerning the settlement agreement, please see our Annual Report on Form 10-K for the year-ended December 31, 2015 — Item 3 Legal Proceedings.

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

Each party may produce and sell up to 30 MGPY of isobutanol in any field on a royalty-free basis. Butamax will be the primary customer-facing seller of isobutanol in the field of fuel blending (subject to certain exceptions, the “Direct Fuel Blending” field) and we will be the primary customer-facing seller of isobutanol in the field of jet fuel for use in aviation gas turbines (the “Jet” field, also subject to certain exceptions). As such, subject to each party’s right to sell up to 30 MGPY of isobutanol in any field on a royalty-free basis, other than with Butamax’s written consent, we will only sell isobutanol through Butamax in the Direct Fuel Blending field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by us, our affiliates or sublicensees within the Direct Fuel Blending field (whether through Butamax or not) and on commercially reasonable terms to be negotiated between the parties and Butamax will only sell isobutanol through us in the Jet field subject to a royalty based on the net sales price for each gallon of isobutanol sold or transferred by Butamax, its affiliates or sublicensees within the Jet field (whether through us or not) and on commercially reasonable terms to be negotiated between the parties; provided, that each party may sell up to 15 MGPY of isobutanol in a given year directly to customers in the other party’s customer-facing field on a royalty-free basis so long as the isobutanol volumes are within the permitted 30 MGPY of isobutanol sold or otherwise transferred per year in any field described above and, in certain instances, each party may then sell up to the total permitted 30 MGPY in the other party’s customer-facing field on a royalty-free basis. In addition, in order to maintain its status as the primary customer-facing seller in these specific fields, each party must meet certain milestones within the first five years of the License Agreement. If such milestones are not met as determined by an arbitration panel, then a party will have the right to sell directly to customers in the other party’s customer-facing field subject to the payment of certain royalties to the other party on such sales.

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

The License Agreement encompasses both parties’ patents for producing isobutanol, including biocatalysts and separation technologies, as well as for producing hydrocarbon products derived from isobutanol, including certain improvements and new patent applications filed within seven years of the date of the License Agreement. While the parties have cross-licensed their patents for making and using isobutanol, the parties will not share their own proprietary biocatalysts with each other. The parties may use third parties to manufacture biocatalysts on their behalf and may license their respective technology packages for the production of isobutanol to third parties, subject to certain restrictions. A third-party licensee would be granted a sub-license and would be subject to terms and conditions that are consistent with those under the License Agreement.

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

Competition

We face competitors in each market, some of which are limited to individual markets, and some of which will compete with us across all of our target markets. Many of our competitors have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with customers, longer operating histories, greater production capabilities, stronger brand recognition and greater marketing resources than we do. In addition, if we fail to raise sufficient additional capital for our business and strategy, we may not be able to successfully compete.

Hydrocarbon fuels. Beyond direct use as a fuel additive, isobutanol can be converted into many hydrocarbon fuels and blendstocks, offering substantial potential for additional demand in the fuels markets. We compete with the incumbent petroleum-based fuels industry, as well as biofuels companies. The incumbent petroleum-based fuels industry makes the vast majority of the world’s gasoline, jet and diesel fuels and blendstocks. The petroleum-based fuels industry is mature and includes a substantial base of infrastructure for the production and distribution of petroleum-derived products. However, the industry faces challenges from its dependence on petroleum. High and volatile oil prices will provide an opportunity for renewable producers relying on biobased feedstocks like corn, which in recent years have had lower price volatility than oil, to compete.

Biofuels companies will provide substantial competition in the gasoline market. These biofuels competitors are numerous and include both large established companies and numerous startups. Government tax incentives for renewable fuel producers and regulations such as the RFS Program help provide opportunities for renewable fuels producers to compete. In particular, in the gasoline and gasoline blendstock markets, Virent Energy Systems, Inc. (“Virent”) offers a process for making gasoline and gasoline blendstocks in a mixture than subsequently needs to be refined. However, we have the advantage of being able to target conversion of isobutanol into specific high-value molecules such as isooctane, which can be used to make gasoline blendstocks with a higher value than whole gasoline, which we do not believe Virent’s process can match. Renewable Energy Group, Inc., Neste Corporation, World Energy, LLC and others are also targeting production of jet fuels from vegetable oils and animal fats. Red Rock Biofuels LLC, Fulcrum BioEnergy, Inc. and others are planning to produce jet fuel from renewable biomass using Fisher Tropsch types of technology. We believe that the Gevo production process is economically competitive with any other potential routes and that we are the only company with technology to convert carbohydrates into jet fuel.

Isooctane.

We currently have no competitors for renewable low-carbon isooctane for gasoline in the marketplace. We are aware that Global Bioenergies, S.A. is developing a technology to make renewable isooctane. Even with the increasing demand for electric vehicles ("EVs"), which are needed to help address the GHG emissions of the transportation sector, we believe that low-carbon liquid fuels will continue to be needed. The U.S. Energy Information Administration indicates that the vast majority of transportation will be still be powered by liquid transportation fuels in 2050 and beyond, with EV occupying only a small share of the market. Additionally, we expect isooctane demand to increase because of the advent of engines with higher compression that get more mileage. We expect that isooctane will be in increasing demand as these more efficient engines come to market, and when blended with certain other renewable ingredients such a renewable naptha, and isobutanol or ethanol, it is possible to produce a complete gallon of gasoline.

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

Solvent markets. We also face competition from companies that are focused on the development of n-butanol, a related compound to isobutanol. These companies include Cathay Industrial Biotech Ltd., METabolic EXplorer S.A. and Eastman Chemicals Company. We understand that these companies produce n-butanol from an acetone-butanol-ethanol (“ABE”) fermentation process primarily for the small chemicals markets. ABE fermentation using a Clostridia biocatalyst has been used in industrial settings since 1919. As discussed in several academic papers analyzing the ABE process, such fermentation is handicapped in competitiveness by high energy costs due to low concentrations of butanol produced and significant volumes of water processed. It requires high capital and operating costs to support industrial scale production due to the low rates of the Clostridia fermentation, and results in a lower butanol yield because it produces ethanol and acetone as by-products. We believe our proprietary process has many significant advantages over the ABE process because of its relatively limited requirements for new capital expenditures, its production output of only isobutanol as a primary product and its limited water usage in production. We believe these advantages will produce a lower cost isobutanol compared to n-butanol produced by ABE fermentation. N-butanol’s lower octane rating compared to isobutanol gives it a lower value in the gasoline blendstock market, but n-butanol can compete directly in many solvent markets where n-butanol and isobutanol have similar performance characteristics.

Gasoline blendstocks. In the gasoline blendstock market, isobutanol competes with non-renewable alkylate and renewable ethanol. Alkylate is a premium value gasoline blendstock typically derived from petroleum. However, petroleum feeds for alkylate manufacture are pressured by continued increases in the use of natural gas to generate olefins for the production of alkylate, due to the low relative cost of natural gas compared to petroleum. Isobutanol has fuel properties similar to alkylate and, as such, we expect that isobutanol could be used as a substitute for some alkylate in fuel applications. Ethanol is renewable and has a high-octane rating, and although it has a high RVP, ethanol receives a one-pound RVP waiver in a large portion of the U.S. gasoline market. Renewability is important in the U.S. because the RFS Program mandates that a minimum volume of renewable blendstocks be used in gasoline each year. A high-octane rating is important for engine performance and is a valuable characteristic because many inexpensive gasoline blendstocks have lower octane ratings. Low RVP is important because the U.S. Environmental Protection Agency (“EPA”) sets maximum permissible RVP levels for gasoline. In markets where low RVP is important, isobutanol can enable refiners to meet fuel specifications at lower cost. Ethanol’s vapor pressure waiver is valuable because it offsets much of the negative value of ethanol’s high RVP. We believe that our isobutanol will be valued for its combination of low RVP, low water solubility, relatively high octane and renewability.

Many production and technology supply companies are working to develop ethanol production from cellulosic feedstocks, including Shell Oil Company, POET, LLC, ICM, Inc., Archer Daniels Midland Company, Zea2 LLC, Iogen Corporation and many smaller startup companies. Successful commercialization by some or all of these companies will increase the supply of renewable gasoline blendstocks worldwide, potentially reducing the market size or margins available to isobutanol.

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

In these markets, we compete with the renewable isobutanol companies and renewable n-butanol producers described previously and face similar competitive challenges. Our competitive position versus petroleum-derived plastics, fibers, rubber and other polymers varies, but we believe that the high volatility of petroleum prices, often tight supply markets for petroleum-based petrochemical feedstocks and the desire of many consumers for goods made from more renewable sources will enable us to compete effectively. However, petrochemical companies may develop alternative pathways to produce petrochemical-based hydrocarbon products that may be less expensive than our isobutanol or more readily available or developed in conjunction with major petrochemical, refiner or end user companies. These products may have economic or other advantages over the plastics, fibers, polyester, rubber and other polymers developed from our isobutanol. Further, some of these companies have access to significantly more resources than we do to develop products.

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

We have also been issued multiple patents in the U.S. and in foreign jurisdictions.

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

We have filed and prosecuted, and intend to continue to file and prosecute, patent applications and maintain trade secrets, as is consistent with our business plan, in an ongoing effort to protect our intellectual property. It is possible that our licensors’ current patents, or patents which we may later acquire or license, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our filed applications and may not be able to obtain patents regarding other inventions we seek to protect. We also may not file patents in each country in which we plan to do business or actually conduct business. Under appropriate circumstances, we may sometimes permit certain intellectual property to lapse or go abandoned. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we may subsequently abandon them. It is also possible that we will develop products or technologies that will not be patentable or that the patents of others will limit or preclude our ability to do business. In addition, any patent issued to us may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity.

We have obtained registered trademarks for GIFT™ and Gevo® in the U.S. These registered and pending U.S. trademarks are also registered or pending in certain foreign countries.

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

Customers

In 2019, Eco-Energy, LLC ("Eco-Energy") accounted for approximately 71% of our consolidated revenue and Purina Animal Nutrition, LLC, formerly Land O'Lakes Purina Feed LLC ("Purina") accounted for approximately 17% of our consolidated revenue. Both companies are customers of our Gevo Development/Agri-Energy segment (see Note 17). Given the production capacity compared to the overall size of the North American market and the fungible demand for our products, we do not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.

Government Regulation - Environmental Compliance Costs

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture and marketing of second-generation biofuels. Our isobutanol and the next generation products isobutanol will be used to produce may require regulatory approval by governmental agencies prior to commercialization. In particular, biofuels are subject to rigorous testing and premarket approval requirements by the EPA’s Office of Transportation and Air Quality and regulatory authorities in other countries. In the U.S., various federal, and, in some cases, state statutes and regulations also govern or impact the manufacturing, safety, storage and use of biofuels. The process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations requires the expenditure of substantial resources. Regulatory approval, if and when obtained for any of the next generation products isobutanol is used to produce, may be limited in scope, which may significantly limit the uses for which our isobutanol and these next generation products may be marketed.

When built at a dry-mill facility, our GIFT™ fermentation process creates iDGs™, a potential animal feed component, as a co-product. We are currently approved to sell iDGs™ as animal feed through the self-assessed Generally Regarded as Safe (“GRAS”) process of the United States Food and Drug Administration (the “FDA”) via third party scientific review. While we believe we can rely on the GRAS process as we update our biocatalysts to increase isobutanol production, for further customer assurance, we also intend to pursue approval upon a completed biocatalyst from the Center for Veterinary Medicine of the FDA. Even if we receive such approval, the FDA’s policies may change and additional government regulations may be enacted that could prevent, delay or require regulatory approval of our co-products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

Our process contains a genetically engineered organism which, when used in an industrial process, is considered a new chemical under the EPA’s Toxic Substances Control Act program (“TSCA”). The EPA’s Biotechnology Program under TSCA requires the submission of certain information of the Office of Pollution Prevention and Toxic Substances. Due to the nature of our microorganism, we can utilize the TSCA Biotechnology Program Tier I and Tier II exemption criteria at our Luverne Facility. As we expand our business activities, we will pursue the EPA’s Microbial Commercial Activity Notice process for future plants. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, the TSCA new chemical submission policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

There are various third-party certification organizations, such as ASTM International and Underwriters’ Laboratories, Inc. (“UL”), involved in certifying the transportation, dispensing and use of liquid fuel in the U.S. and internationally. In 2013, a specification for fuel grade isobutanol titled ASTM D7862 “Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel” was published. In April 2016, ASTM International completed its process of approving the revision of ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) to include alcohol to jet synthetic paraffinic kerosene (ATJ-SPK) derived from renewable isobutanol. In addition, UL has published guidance on the use of isobutanol-gasoline blends in its UL87A fuel dispensers. When ATJ-SPK, which meets the specifications of ASTM D7566, is blended at a level of 30% or lower with petroleum-based jet fuel, which meets the specifications of ASTM D1655, the entire blended product meets the specifications of ASTM D1655, conventional jet fuel. In other words, the blend containing the ATJ-SPK is completely fungible with any conventional D1655 jet fuel. Voluntary standards development organizations may change and additional requirements may be enacted that could prevent or delay marketing approval of our products. The process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. We do not anticipate a material adverse effect on our business or financial conditions as a result of our efforts to comply with these requirements, but we cannot predict the likelihood, nature or extent of adverse third-party requirements that might arise from future action, either in the U.S. or abroad.

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

Our products benefit from the RFS Program in that our isobutanol and ethanol are currently eligible for Renewable Identification Numbers or RINS that have value based on the current RFS Program. The RFS Program could change, impacting our products, positively or negatively.

Various systems are being put in place around the world to measure carbon intensity and reduction of GHGs, with the intent of creating a system to monetize the value of the reduction of carbon. In order to benefit from such systems, companies need to have their products qualified through a regulatory process. There is no guarantee that any benefit could be gained.  In 2019, we submitted a design pathway application to the California Air Resources Board to gain approval for low-carbon intensity ethanol utilizing beef manure biogas as a process input under the LCFS, and we may also seek approval under similar programs in the future.

Employees

As of December 31, 2019, we employed 57 employees, 25 of whom were employed by us in our principal offices located in Englewood, Colorado and 23 of whom were full-time. Of these employees at our principal offices, 13 were engaged in research and development activities and 12 were engaged in general, administrative and business development activities. As of December 31, 2019, our subsidiary, Agri-Energy, employed 32 employees, all of whom were located in Luverne, Minnesota, and involved in the operations of our production facility, of which 30 are full-time. None of our employees are represented by a labor union and we consider our employee relations to be good.

Corporate Information

We were incorporated in Delaware in June 2005 as a corporation under the name Methanotech, Inc. and filed an amendment to our certificate of incorporation changing our name to Gevo, Inc. on March 29, 2006. Our principal executive offices are located at 345 Inverness Drive South, Building C, Suite 310, Englewood, Colorado 80112, and our telephone number is (303) 858-8358.

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

You should carefully consider the risk factors described below before you decide to invest in our securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical changes and international operations. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations and our liquidity. The risks described below could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Report, the information incorporated herein by reference and those forward-looking statements we may make from time to time.

Risks Related to our Business and Strategy

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Our indebtedness exposes us to risks that could adversely affect our business, financial condition and results of operations.

As of December 31, 2019, we had approximately $14.1 million in outstanding 12% Convertible Senior Notes due 2020, which were issued to WB Gevo, Ltd. and its affiliates (collectively, “Whitebox”) in June 2017 (the “2020 Notes”). On January 10, 2020, we and Whitebox exchanged all of the outstanding principal amount of the 2020 Notes for our newly created 12.0% Convertible Senior Secured Notes due 2020/21 (the “2020/21 Notes”) in aggregate principal amount of approximately $14.4 million. In addition, we and any current and future subsidiaries of ours may incur substantial additional debt in the future, subject to the specified limitations in our existing financing documents and the indenture governing the 2020/21 Notes. The maturity date of the 2020/21 Notes is December 31, 2020, subject to extension to April 1, 2021 in certain circumstances. If new debt is added to our or any of our subsidiaries’ debt levels, the risks described in “—Risks Related to Owning Our Securities” could intensify.

Our current and future indebtedness could have significant negative consequences for our business, results of operations and financial condition, including, among others:

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

We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness or any other indebtedness which we may incur in the future, we would be in default, which could permit the holders of our indebtedness, including the 2020/21 Notes, to accelerate the maturity of such indebtedness. Any default under such indebtedness could have a material adverse effect on our business, results of operations and financial condition.

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

As the maturity date for the 2020/21 Notes approaches, we will evaluate and continue to opportunistically pursue, our options to refinance or repay such indebtedness, including alternatives in the debt and equity capital markets or refinancing with our current lenders.

If we do not have the capital necessary to repay the 2020/21 Notes at maturity, it will be necessary for us to take significant actions, such as revising or delaying our strategic plans, reducing or delaying planned capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may be unable to effect any of these remedial steps on a satisfactory basis, or at all. If we are unable to refinance or otherwise repay the 2020/21 Notes upon their maturity, we would be in default under the terms of the indenture governing the 2020/21 Notes, which would result in material adverse consequences for us.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our audited financial statements for the year ended December 31, 2019 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm for the year ended December 31, 2019 included a “going concern” emphasis of matter paragraph in its report on our financial statements as of, and for the year ended, December 31, 2019, indicating that the amount of working capital at December 31, 2019 was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2019 financial statements are issued without additional sources of cash, which raises substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Based on our current operating plan, existing working capital at December 31, 2019 was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date our 2019 financial statements are issued unless we are able to restructure and extend our debt obligations and/or raise additional capital to fund operations. Without additional funds from private and/or public offerings of debt or equity securities, sales of assets, sales of our licenses of intellectual property or technologies, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We have a history of net losses, and we may not achieve or maintain profitability.

We incurred net losses of $28.7 million, $28.0 million and $24.6 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $458.0 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue primarily from the sale of ethanol, isobutanol and related products at the Luverne Facility, although over certain periods of time, we may and have operated the plant for the sole production of ethanol and related products to maximize cash flows.

Additionally, we have generated limited revenue from the sale of products such as ATJ, isooctane and isooctene produced from isobutanol that has been used for demonstration commercial flights, jet engine qualification and flight demonstration by the U.S. Air Force and other branches of the U.S. military, as well as gasoline applications such as racing fuel. We have also generated revenue through grants and cooperative agreements. If we are unable to obtain new grants, cooperative agreements or product supply contracts, our revenues could be adversely affected.

Furthermore, we expect to spend significant amounts on the further development and commercial implementation of our technology. Our technology is designed to permit the Retrofit of existing ethanol production facilities.

We also expect to spend significant amounts acquiring and deploying additional equipment to attain final product specifications that may be required by future customers, on marketing, general and administrative expenses associated with our planned growth, on management of operations as a public company and on debt service obligations. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

In particular, over time, costs related to defending the validity of our issued patents and challenging the validity of the patents of others at the United States Patent and Trademark Office (“USPTO”) may be significant. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during the foreseeable future and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

Significant portions of our resources have been dedicated to research and development, as well as demonstrating the effectiveness of our technology at the Luverne Facility. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our technologies, developing future markets for our products and constructing facilities necessary for the production of our products on a commercial scale. These expenditures may include costs associated with research and development, modifying  and expanding the plants to produce our products, developing biogas processing facilities, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the products we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

To date, we have funded our operations primarily through equity offerings, issuances of debt and revenues earned primarily from the sale of ethanol and related products. Based on our current plans and expectations, we will require additional funding to achieve our goals. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending against claims by others that we may be violating their intellectual property rights may be significant. Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned and may seek to raise additional funds through public or private debt or equity financings in the near future. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

•	the timing of and costs involved in building out a full scale isobutanol and renewable hydrocarbons plant;

•	the timing of and costs involved in obtaining permits;

•	the ability for us to deploy strains of yeast with improved performance that help to lower capital cost;

•	the costs involved in acquiring and deploying additional equipment to attain final product specifications including at the Luverne Facility, that may be required by future customers;

•	the timing and costs associated with developing our RNG project;

•	the costs involved in increasing production capacity of our products, including at the Luverne Facility;

•	our ability to negotiate agreements supplying suitable biomass to our plants and the timing and terms of those agreements;

•	the timing of and the costs involved in developing adequate storage facilities for the products we produce;

•	our ability to gain market acceptance for isobutanol as a raw material for the production of renewable hydrocarbons and as a specialty chemical and gasoline blendstock ;

•	our ability to negotiate additional supply agreements for the products we produce, and the timing and terms of those agreements, including terms related to sales price;

•	our ability to negotiate sales of our products and the timing and terms of those sales, including terms related to sales price;

•	our ability to sell the iDGs left as a co-product of fermenting isobutanol from corn as animal feedstock;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and

•

the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent, trademark and other intellectual property claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, our ability to raise additional funds will be subject to certain limitations in the agreements governing our indebtedness, including the 2020/21 Notes. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	our research and development activities;

•	our plans to build out additional renewable hydrocarbon and isobutanol capacity;

•	our production of products at the Luverne Facility;

•	our development of RNG products;

•	our production of renewable hydrocarbons at the South Hampton Facility, or any other future facilities;

•

our efforts to prepare, file, prosecute, maintain and enforce patent, trademark and other intellectual property rights and defend against claims by others that we may be violating their intellectual property rights; and/or

•	our activities in developing storage capacity and negotiating and performing under supply agreements that may be necessary for the commercialization of our products.

In the future, we may need to cease production at the Luverne Facility due to repair and replacement work on our fermentation vessels.

As an older production facility, the Luverne Facility is more susceptible to maintenance issues that result in production challenges than newer production facilities. In the second quarter of 2017, we hired a third-party engineering firm to test the structural integrity of two of our oldest fermentation vessels. These fermentation vessels are fabricated from carbon steel and are dedicated to ethanol production. In 2018, we hired a third-party engineering firm to test a third carbon steel fermenter. In 2019, we repaired each of our carbon steel fermentation vessels. After the repairs, the estimated useful life of the fermentation vessels is expected to be 20 years. If our fermenters have engineering issues in the future and we do not repair them, it is possible we would have had to shut down ethanol production until repaired. If we were to shut down ethanol production, we could not produce isobutanol. Any such production stoppages or costs incurred to repair or replace our fermentation vessels could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully perform under current or future supply and distribution agreements to provide our isobutanol, ATJ and other renewable hydrocarbon products, which could harm our commercial prospects.

In 2019, we entered into supply agreements pursuant to which we agreed to supply an aggregate of approximately 17 MGPY of ATJ, renewable isooctane and other renewable hydrocarbon products.  Under certain of these supply agreements, the purchasers agreed to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the renewable hydrocarbon products under contract (a “take-or-pay” arrangement). The timing and volume commitment of certain of these agreements are conditioned upon, and subject to, our ability to complete the Expanded Facility. In order to commence construction of and complete the Expanded Facility, we must secure third party financing. While we believe that we can secure adequate financing in order to commence construction of and complete the Expanded Facility and, in turn, perform under these agreements, we cannot assure you that we will be able to obtain adequate financing on favorable terms, or at all. Furthermore, we have not demonstrated that we can meet the production levels and specifications contemplated in certain of our current supply agreements, and we may enter into additional supply agreements in the future with similar production and specification level requirements. If our production scale-up proceeds more slowly than we expect, or if we encounter difficulties in successfully completing the Expanded Facility, our counterparties may terminate our existing supply agreements and potential customers may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer.

The Luverne Facility is our first commercial isobutanol and ethanol production facility, and, as such, we may be unable to produce planned quantities of isobutanol and ethanol and any such production may be costlier than we anticipate.

Since commencing initial startup operations for the production of isobutanol at the Luverne Facility in May 2012, we have encountered some production challenges, including contamination issues, which have resulted in lower than planned isobutanol production. While we were able to resume production of isobutanol at the Luverne Facility, this is our first commercial isobutanol production facility and we may encounter further production challenges, including, but not limited to, being unable to manage plant contamination, and we may add additional processing steps or incur additional capital expenditures to achieve our target customers’ product specifications and/or to increase production levels at the facility.

The Luverne Facility has the capability to produce low-carbon ethanol side-by-side with low-carbon isobutanol. With certain capital improvements, the Luverne Facility could also produce renewable jet fuel and isooctane and other related renewable hydrocarbon products that can be made from isobutanol. Furthermore, by investing additional capital at the Luverne Facility and in the surrounding area, we believe that we can lower the carbon intensity (i.e. lower the carbon dioxide emissions from the plant), creating additional profit margin opportunities in low-carbon markets for isobutanol, renewable hydrocarbon products and ethanol. However, we cannot assure you that we will be able to secure adequate financing to make such improvements or that our capital investments at the Luverne Facility will successfully lower the carbon intensity and/or create additional profit margin opportunities.

In addition, the Luverne Facility was constructed in 1998. As an older production facility, the Luverne Facility may be more susceptible to maintenance issues that result in production challenges than newer production facilities. Any such production challenges may delay our ramp up of production capacity, prevent us from producing significant quantities of isobutanol, significantly increase our cost to produce isobutanol or cause us to switch to producing ethanol or produce both products simultaneously, which could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in the price of corn and other feedstocks may affect our cost structure.

Our approach to the biofuels and chemicals markets will be dependent on the price of corn and other feedstocks that will be used to produce isobutanol, renewable hydrocarbon products and ethanol. A decrease in the availability of plant feedstocks or an increase in the price may have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce as we may be unable to pass the full amount of feedstock cost increases on to our customers.

The price and availability of corn and other plant feedstocks may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global demand and supply. For example, corn prices may increase significantly in response to drought conditions in the midwestern region of the U.S. and any resulting decrease in the supply of corn could lead to the restriction of corn supplies, which in turn could cause further increases in the price of corn. The significance and relative impact of these factors on the price of plant feedstocks is difficult to predict, especially without knowing what types of plant feedstock materials we may need to use.

Fluctuations in the price and availability of energy to power the Luverne Facility may harm our performance.

The Luverne Facility uses significant amounts of natural gas to produce isobutanol and ethanol. Accordingly, our business is dependent upon natural gas supplied by third parties. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as weather conditions, overall economic conditions and governmental regulations. Should the price of natural gas increase, our performance could suffer. Likewise, disruptions in the supply of natural gas could have a material impact on our business and results of operations.

In September 2019, Agri-Energy entered into an agreement with the City of Luverne, Minnesota to purchase electricity generated from a wind electrical energy generating facility for use by the Luverne Facility (the “Wind Project”). The Wind Project is being developed by an affiliate of Juhl and will be comprised of two 2.5 megawatt wind turbines with a maximum output capacity of 5.0 megawatts. The Wind Project is expected to achieve commercial operation in the first half of 2020. If the Wind Project is not completed on the timing anticipated, or at all, we may be unable to power the Luverne Facility in line with current expectations, which could have a material impact on our business and results of operations.

In 2019, we also began developing RNG projects to supply RNG to the Luverne Facility. As part of these projects, we may sell the RNG into natural gas pipelines to third party purchasers. We also expect that securing low-carbon methane for our production energy will assist us in achieving carbon negative GHG emissions on our end products.  If we are unable to complete the RNG projects on the timing anticipated, or at all, we may be unable to source RNG in line with current expectations, which could have a material adverse effect on our business and results of operations.

Fluctuations in petroleum prices and customer demand patterns may reduce demand for biofuels and bio-based chemicals.

We anticipate marketing our biofuel as an alternative to petroleum-based fuels. Therefore, if the price of oil falls, any revenues that we generate from biofuel products could decline and we may be unable to produce products that are a commercially viable alternative to petroleum-based fuels. Additionally, demand for liquid transportation fuels, including biofuels, may decrease due to economic conditions or otherwise. We will encounter similar risks in the chemicals industry, where declines in the price of oil may make petroleum-based hydrocarbons less expensive, which could reduce the competitiveness of our bio-based alternatives.

Changes in the prices of distillers grains and iDGs could have a material adverse effect on our financial condition.

We sell distillers grains as a co-product from the production of ethanol at the Luverne Facility during any period in which the production of isobutanol is temporarily paused and our management decides that the Luverne Facility will be temporarily reverted to ethanol production, or during periods in which we produce both isobutanol and ethanol simultaneously. We may also sell distillers grains produced by other ethanol facilities that we acquire, enter into a joint venture or tolling arrangement with, or license to in the future. We also sell the iDGs that are produced as a co-product of our commercial isobutanol production. Distillers grains and iDGs compete with other animal feed products and decreases in the prices of these other products could decrease the demand for and price of distillers grains and iDGs. Additionally, we have produced limited quantities of commercial iDGs and, as such, there is a risk that our iDGs may not meet market requirements. If the price of distillers grains and iDGs decreases or our iDGs do not meet market requirements, our revenue from the sale of distillers grains and future revenue from the sale of iDGs could suffer, which could have a material adverse effect on our financial condition.

To the extent that we produce ethanol rather than isobutanol, or during periods in which we make the strategic decision to revert to ethanol production, or produce both products simultaneously, we will be vulnerable to fluctuations in the price of and cost to produce ethanol.

We believe that, like the Luverne Facility, the other third-party ethanol production facilities that we may access can continue to produce ethanol during most of a Retrofit process. In certain cases, we may obtain income from this ethanol production. Further, we have designed our isobutanol production technology (including the upgrade of the Luverne Facility) to allow us to produce ethanol and isobutanol simultaneously or to produce just ethanol or just isobutanol depending on market conditions. Our earnings from ethanol revenue will be dependent on the price of, demand for and cost to produce ethanol. Decreases in the price of ethanol, as have been experienced during 2019 and in early 2020, whether caused by decreases in gasoline prices, changes in regulations, seasonal fluctuations or otherwise, will reduce our revenues, while increases in the cost of production will reduce our margins. To the extent that ethanol production costs increase or price decreases, earnings from ethanol production could suffer, which could have a material adverse effect on our business.

Sustained narrow commodity margins may cause us to operate at a loss or to reduce or suspend production at the Luverne Facility, and we may or may not be able to recommence production when margins improve.

Our results from operations will be substantially dependent on commodity prices. Many of the risks associated with volatile commodity prices, including fluctuations in feedstock costs and natural gas costs, apply to the production of isobutanol, renewable hydrocarbon products and ethanol. Sustained unfavorable commodity prices, as have been experienced during 2019 and in early 2020, have and may in the future cause our combined revenues from sales of ethanol, isobutanol and related co-products to decline below our marginal cost of production. As market conditions change, our management has from time-to-time decided to reduce or suspend production of isobutanol and/or ethanol at the Luverne Facility and may do so in the future.

The decision to reduce or suspend production at a facility may create additional costs related to continued maintenance, termination of staff, certain unavoidable fixed costs, termination of customer contracts and increased costs to increase or recommence production in the future. These costs may make it difficult or impractical to increase or recommence production of isobutanol and/or ethanol at the Luverne Facility even if margins improve. In addition, any reduction or suspension of the production of isobutanol and/or ethanol at the Luverne Facility may slow or stop our commercialization process, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in the development of individual steps in the production of commercial quantities of  isobutanol, renewable hydrocarbon products or ethanol from plant feedstocks in a timely or economic manner, or at all.

As of the date of this Report, we have produced only limited quantities of isobutanol and renewable hydrocarbon products at commercial scale. We may not be successful in increasing our production of isobutanol or renewable hydrocarbon products or initially producing low-carbon ethanol.

Our future success depends on our ability to produce commercial quantities of low-carbon isobutanol and renewable hydrocarbon products and, to a lesser extent, ethanol, in a timely and economic manner. While we have produced isobutanol using our biocatalysts at the Luverne Facility in commercial-scale fermenters, our biocatalysts have not yet produced isobutanol at fully optimized levels in fermenters typical of full scale operation at a commercial facility. The risk of contamination and other problems rises as we increase the scale of our isobutanol production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target isobutanol production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our isobutanol production.

The technological and logistical challenges associated with producing, marketing, selling and distributing isobutanol, renewable hydrocarbon products and ethanol are extraordinary, and we may not be able to resolve any difficulties that arise in a timely or cost-effective manner, or at all.

Prior to our purchase of the Luverne Facility, we had never operated or built (through Retrofit or otherwise) a commercial isobutanol, renewable hydrocarbon or ethanol facility. We believe that we understand the engineering and process characteristics necessary to successfully build the additional facilities that we are contemplating and to scale up to larger facilities. We expect to incur additional capital expenditures to increase production of low-carbon isobutanol and renewable hydrocarbon products and to commence low-carbon ethanol production at the Luverne Facility. Our assumptions, however, may prove to be incorrect. Accordingly, we cannot be certain that we can consistently produce low-carbon isobutanol, renewable hydrocarbon products and ethanol in an economical manner in commercial quantities. If our costs to build a commercial facility to produce low-carbon isobutanol, renewable hydrocarbon products and/or ethanol are significantly higher than we expect or if we fail to consistently produce low-carbon isobutanol, renewable hydrocarbon products and/or ethanol economically on a commercial scale or in commercial volumes, our commercialization of low-carbon isobutanol, renewable hydrocarbon products and ethanol and our business, financial condition and results of operations will be materially adversely affected.

Our development strategy relies on our relationships with partners like Praj.

In November 2015, we entered into a joint development agreement and a development license agreement with Praj with the goal for Praj to adapt our isobutanol technology to using non-corn based sugars and lignocellulose feedstocks. Subsequently, in April 2019, we entered into a new joint development agreement, a development license agreement and a construction license agreement with Praj with the goal of continuing to develop and optimize the parameters to produce our isobutanol technology from non-corn based feedstocks. Praj is one of the leading suppliers of engineering, procurement and construction services to the ethanol industry globally. As a result, we believe that our alliance with Praj will allow us to more quickly achieve commercial-scale production of isobutanol derived from feedstock outside of the U.S. However, Praj may fail to fulfill its obligations to us under our agreements such as failing to meet milestones associated with our joint development agreement. If Praj fails to fulfill its obligations to us under our agreements, our ability to realize continued development and commercial benefits from our alliance could be adversely affected and our business and prospects could be harmed.

In addition, we may be unable to secure other partners beyond Praj to assist us in developing commercial isobutanol projects globally. If we are unable to secure such additional partnerships, our business and prospects could be harmed.

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

Even if we secure access to sufficient volumes of feedstock, our production facilities may fail to perform as expected. The equipment and subsystems that we install in our production facilities may never operate as planned. Our systems may prove incompatible with the original facility or require additional modification after installation. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may prove prohibitive. Any or all of these risks could prevent us from achieving the production throughput and yields necessary to achieve our target annualized production run rates and/or to meet the volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. Failure to achieve these rates or meet these minimum requirements, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.

We may be unable to produce isobutanol, renewable hydrocarbon products like ATJ or other products in accordance with customer specifications.

Even if we produce isobutanol, renewable hydrocarbon products like ATJ or other products at our targeted rates, we may be unable to produce these products to meet customer specifications, including those defined in ASTM D7862 “Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel," ASTM D7566 “Standard Specifications for Aviation Turbine Fuel Containing Synthesized Hydrocarbons” or specifications to carbon intensity standards. We may need to add additional processing steps or incur capital expenditures in order to meet customer specifications which could add significant costs to our production process. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol or renewable hydrocarbon products and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. A failure to successfully meet the specifications of our potential customers could decrease demand and significantly hinder market adoption of our products.

We lack significant experience operating commercial-scale isobutanol, renewable hydrocarbon and ethanol facilities and may encounter substantial difficulties operating commercial plants or expanding our business.

We have very limited experience operating commercial-scale isobutanol, renewable hydrocarbon and ethanol facilities concurrently. Accordingly, we may encounter significant difficulties operating at a commercial scale once both production facilities are built out in a side-by-side operation. We believe that our future facilities, like the Luverne Facility, will be able to continue producing ethanol during much of the Retrofit process. We will need to successfully administer and manage this production. Although the employees at the Luverne Facility are experienced in the operation of ethanol facilities, and our future development partners or the entities that we acquire may likewise have such experience, we may be unable to manage ethanol-producing operations, especially given the possible complications associated with a simultaneous Retrofit. Once we complete a commercial Retrofit, operational difficulties may increase, because neither we nor anyone else has significant experience operating a pure isobutanol fermentation facility at a commercial scale. The skills and knowledge gained in operating commercial ethanol facilities or small-scale isobutanol plants may prove insufficient for successful operation of a large-scale isobutanol facility or the Expanded Facility, and we may be required to expend significant time and money to develop our capabilities in isobutanol and renewable hydrocarbon facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

We may face additional operational difficulties as we further expand our production capacity, including the Expanded Facility. Integrating new facilities with our existing operations may prove difficult. Rapid growth, resulting from our operation of, or other involvement with, isobutanol and renewable hydrocarbon facilities or otherwise, may impose a significant burden on our administrative and operational resources. To effectively manage our growth and execute our expansion plans, we will need to expand our administrative and operational resources substantially and attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. Failure to meet the operational challenges of developing and managing increased production of isobutanol, renewable hydrocarbon products and/or ethanol, or failure to otherwise manage our growth, may have a material adverse effect on our business, financial condition and results of operations.

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

We may have difficulties gaining market acceptance and successfully marketing our isobutanol and renewable hydrocarbon products to customers, including chemical producers, fuel distributors and refiners.

A key component of our business strategy is to market our isobutanol and renewable hydrocarbon products to chemical producers, fuels distributors, refiners and other fuel and chemical industry market participants. We have limited experience marketing isobutanol and renewable hydrocarbon products on a commercial scale and we may fail to successfully negotiate marketing agreements in a timely manner or on favorable terms. If we fail to successfully market our isobutanol or renewable hydrocarbon products to refiners, fuels distributors, chemical producers and others, our business, financial condition and results of operations will be materially adversely affected.

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

Obtaining market acceptance in the chemicals industry is complicated by the fact that many potential chemicals industry customers have invested substantial amounts of time and money in developing petroleum-based production channels. These potential customers generally have well-developed manufacturing processes and arrangements with suppliers of chemical components and may display substantial resistance to changing these processes. Pre-existing contractual commitments, unwillingness to invest in new infrastructure, distrust of new production methods and lengthy relationships with current suppliers may all slow market acceptance of isobutanol.

We believe that consumer demand for environmentally sensitive products will drive demand among large brand owners for isobutanol, renewable hydrocarbon products and low-carbon ethanol. One of our marketing strategies is to leverage this demand to obtain commitments from large brand owners to purchase our products. We believe these commitments will, in turn, promote chemicals industry demand for our isobutanol and renewable hydrocarbon products. If consumer demand for environmentally sensitive products fails to develop at sufficient scale or if such demand fails to drive large brand owners to seek sources of renewable isobutanol or renewable hydrocarbon products, our revenue and growth rate could be materially and adversely affected.

We may have difficulties scaling up our renewable hydrocarbon technology, and, as such, we may be unable to produce commercial quantities of our renewable hydrocarbon products and any such production may be costlier than we anticipate.

We have developed the South Hampton Facility in Silsbee, Texas in partnership with South Hampton Resources. Currently, the South Hampton Facility can produce approximately 100,000 gallons of renewable hydrocarbon products from our renewable isobutanol for use as fuels and chemicals. We have demonstrated the ability to convert our isobutanol at this level into products such as ATJ, isooctane, isooctene and par-xylene.

The production and sale of commercial volumes of renewable hydrocarbon products, such as ATJ, isooctane and isooctene, produced from our isobutanol is an important part of our business plans. However, we may encounter challenges in scaling up our process to convert isobutanol into renewable hydrocarbon products successfully. In addition, the cost to construct commercial hydrocarbons facilities or the production costs associated with the operation of such facilities may be higher than we project. If we encounter such difficulties, this may significantly impact the development of the markets for our renewable hydrocarbon products, impact performance under our supply agreements and could significantly affect our profitability.

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

Even if we are successful in consistently producing isobutanol and renewable hydrocarbon products on a commercial scale, we may not be successful in negotiating sufficient supply agreements or pricing terms for our production.

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. As an early stage company, we lack commercial operating experience, and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully negotiate and structure long-term supply agreements for the isobutanol, renewable hydrocarbon products and other products we produce and to negotiate pricing terms that generate positive results from the operations of the Luverne Facility. Certain agreements with existing and potential customers may initially only provide for the purchase of limited quantities from us. Our ability to increase our sales will depend in large part upon our ability to expand these existing customer relationships into long-term supply agreements. Maintaining and expanding our existing relationships and establishing new ones can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

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

A sustained low oil price environment may negatively impact the price we receive for the sale of our isobutanol, renewable hydrocarbon products and ethanol.

Many of our end-products such as isobutanol, renewable hydrocarbon products and ethanol have some level of price correlation with crude oil. If crude oil prices were to remain at low levels over a sustained period of time, this may have an impact on the pricing that we are able to achieve in the marketplace for many of those end-products. This may cause us to operate at a lower, or negative, operating margin and, as a result, our management may decide to reduce or suspend production of isobutanol and/or ethanol at the Luverne Facility. Unfavorable operating margins may also impact our ability to enter into commercial agreements with development partners or licensees.

If we engage in acquisitions, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.

If appropriate opportunities become available, we may acquire businesses, assets, technologies or products to enhance our business in the future. In connection with any future acquisitions, we could, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox:

•	issue additional equity securities which would dilute our current stockholders;

•	incur substantial debt to fund the acquisitions; or

•	assume significant known or unknown liabilities.

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

Realizing the anticipated benefits of joint ventures, including projected increases to production capacity and additional revenue opportunities, involves a number of potential challenges. The failure to meet these challenges could seriously harm our financial condition and results of operations. Joint ventures are complex and time consuming and we may encounter unexpected difficulties or incur unexpected costs related to such arrangements, including:

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

We may face substantial competition from companies with greater resources and financial strength, which could adversely affect our performance and growth.

We may face substantial competition in the markets for isobutanol, renewable hydrocarbon products, polyester, rubber, plastics, fibers, other polymers and ethanol. Our competitors include companies in the incumbent petroleum-based industry as well as those in the nascent biorenewable industry. The incumbent petroleum-based industry benefits from a large established infrastructure, production capability and business relationships. The incumbents’ greater resources and financial strength provide significant competitive advantages that we may not be able to overcome in a timely manner. Academic and government institutions may also develop technologies which will compete with us in the chemicals, solvents and blendstock markets.

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

We also may face substantial competition as we develop our RNG project and seek to work with farmers and landowners to source our biogas feedstock and lease land to install and operate RNG processing facilities. Our competitors include established companies and developers with significantly greater resources and financial strength, which may provide them with competitive advantages that we may not be able to overcome in a timely manner, or at all.

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

Biofuels companies may provide substantial competition in the renewable hydrocarbons market. With respect to production of renewable gasoline, biofuels competitors are numerous and include both large established companies and numerous startups. For example, Virent Energy Systems, Inc. has developed a process for making gasoline and gasoline blendstocks. Many other competitors may do so as well. In the jet fuel market, we will face competition from companies such as Neste Corporation, Synthetic Genomics, Inc., and Exxon-Mobil Corporation that are pursuing production of jet fuel from algae-based technology. Renewable Energy Group, Inc. and others are also targeting production of jet fuels from vegetable oils and animal fats. Red Rock Biofuels LLC, Fulcom BioEnergy, Inc. and others are planning to produce jet fuel from renewable biomass. We may also face competition from companies working to produce jet fuel from hydrogenated fatty acid methyl esters. In the diesel fuels market, competitors such as Amyris Biotechnologies, Inc. have developed technologies for production of alternative hydrocarbon diesel fuel.

In the production of other biofuels, including our renewable hydrocarbon products, key competitors include Shell Oil Company, POET, LLC, ICM, Inc., Archer Daniels Midland Company, Zea 2 LLC, Iogen Corporation and many smaller startup companies. If these companies are successful in establishing low cost cellulosic ethanol or other fuel production, it could negatively impact the market for our isobutanol as a gasoline blendstock. In the markets for the hydrocarbon fuels that we plan to produce from our isobutanol, we will face competition from the incumbent petroleum-based fuels industry. The incumbent petroleum-based fuels industry makes the vast majority of the world’s gasoline, jet and diesel fuels and blendstocks. It is a mature industry with a substantial base of infrastructure for the production and distribution of petroleum-derived products. The size, established infrastructure and significant resources of many companies in this industry may put us at a substantial competitive disadvantage and delay or prevent the establishment and growth of our business in the market for hydrocarbon fuels.

In the production of isobutanol, we face competition from Butamax. Additionally, a number of companies including Cathay Industrial Biotech, Ltd., METabolic EXplorer, S.A. and Eastman Chemical Company are developing n-butanol production capability from a variety of renewable feedstocks.

In the gasoline blendstock market, we will compete with our isobutanol against renewable ethanol producers (including those working to produce ethanol from cellulosic feedstocks), producers of alkylate from petroleum and producers of other blendstocks, all of whom may reduce our ability to obtain market share or maintain our price levels. If any of these competitors succeed in producing blendstocks more efficiently, in higher volumes or offering superior performance than our isobutanol, our financial performance may suffer. Furthermore, if our competitors have more success marketing their products or reaching development or supply agreements with major customers, our competitive position may also be harmed.

In the ethanol market, we operate in a highly competitive industry in the U.S. According to the BBI International, there are over 200 ethanol facilities in the U.S. with an installed nameplate capacity of over 16 billion gallons. Some of the key competitors in the U.S. include Archer-Daniels-Midland Company, Green Plains, Inc., POET, LLC and Valero Energy Corporation. We also face competition from foreign producers of ethanol. Brazil is believed to be the world’s second largest ethanol producing country. Many producers have much larger production capacities and operate at a lower cost of production than we do. As a result, these companies may be able to compete more effectively in narrower commodity margin environments.

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

Business interruptions, including those related to the novel strain of coronavirus (COVID-19), could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and product development operations and could have an adverse impact on our business and our financial results.

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

In addition, public health epidemics or outbreaks could adversely impact our business. For example, in December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could result in a widespread health crisis that could adversely affect the global economy and financial markets, resulting in an economic downturn, and could also adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and product development operations, particularly our prospective jet fuel sales if the airline industry suffers long-term damage, and could have an adverse impact on our business and our financial results.

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

In the future, we may engage in hedging transactions to offset some of the effects of volatility in commodity prices. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging would expose us to the risk that we may have under- or over-estimated our need for a specific commodity or that the other party to a hedging contract may default on its obligation. If there are significant swings in commodity prices, or if we purchase more corn for future delivery than we can process, we may have to pay to terminate a futures contract, resell unneeded corn inventory at a loss, or produce our products at a loss, all of which would have a material adverse effect on our financial performance. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of isobutanol, distillers grains, iDGs or ethanol. Future losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

Our ability to develop and commercialize one or more of our technologies, products or processes could be limited by the following factors:

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

We have net operating loss carryforwards due to prior period losses generated before January 1, 2020, which if not utilized will begin to expire at various times over the next 20 years. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of December 31, 2019. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

Competitiveness of our products for fuel use in the U.S. depends in part on the RFS Program at the federal level, and the benefits to our products derived from the RFS Program could change.

The RFS Program and policy are currently being discussed by policy makers. The RFS Program and policy could change impacting the RIN benefits our products could receive, making our products less competitive to the incumbent products made from petroleum. Negative changes in the RFS Program could have a material adverse effect on our business, reputation, financial condition and results of operations.

We may not qualify for significant carbon value benefit in those states, regions and countries where renewable carbon value in fuel products is being assigned.

In 2019, we submitted a design pathway application to the California Air Resources Board to gain approval for low-carbon intensity ethanol utilizing beef manure biogas as a process input under the LCFS, and we may also seek approval under similar programs in the future. It is possible that our products may not qualify for the benefits of the LCFS or similar programs in other states and countries.

We are in the process of developing our RNG project to produce RNG that can be used to power certain of our operations, as well as to sell to markets with low-carbon fuel standard programs. In addition, in September 2019, we entered into the Wind Project, which we expect to provide power to the Luverne Facility. There is no guarantee that the RNG project or the Wind Project will be completed in a timely manner, if ever, or that we will successfully meet low-carbon fuel standards in California or other states or countries. Failure of our products to qualify for LCFS or other similar programs could have a material adverse effect on our business.

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

•

redesign those products or processes, such as our processes for producing isobutanol and ethanol, that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically infeasible;

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

Our commercial success also depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products and business. We cannot be certain that patents have not or will not be issued to third parties that could block our ability to obtain patents or to operate our business as we would like, or at all. There may be patents in some countries that, if valid, may block our ability to commercialize products in those countries if we are unsuccessful in circumventing or acquiring rights to these patents. There may also be claims in patent applications filed in some countries that, if granted and valid, may also block our ability to commercialize products or processes in these countries if we are unable to circumvent or license them.

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

Under some of our research agreements, our partners share joint rights in certain intellectual property we develop. Such provisions may limit our ability to gain commercial benefit from some of the intellectual property we develop and may lead to costly or time-consuming disputes with parties with whom we have commercial relationships over rights to certain innovations.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Many companies have encountered significant problems in protecting and enforcing intellectual property rights in certain foreign jurisdictions, and, particularly as we move forward in our partnerships with Praj and future international partners, we may face new and increased risks and challenges in protecting and enforcing our intellectual property rights abroad. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to bioindustrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patents and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to enforce our intellectual property rights in such countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

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

The sale of our products is often dependent on the value of carbon credits under the RFS Program, LCFS and other similar regulatory regimes. The value of these credits fluctuates based on market forces outside of our control. There is a risk that the supply of low-carbon alternative fuels outstrips demand, resulting in the value of carbon credits declining. Any such declines could mean that the economic benefits from our efforts to de-carbonize the Luverne Facility might not be realized. Any decline in the value of carbon credits associated with our products could have a material adverse effect on our results of operations, cash flow and financial condition.

The U.S. renewable fuels industry is highly dependent upon certain federal and state legislation and regulation and any changes in legislation or regulation could have a material adverse effect on our results of operations, cash flows and financial condition.

The EPA has implemented the RFS Program pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS Program sets annual quotas for the quantity of renewable fuels that must be blended into motor fuels consumed in the U.S. The domestic market for renewable fuels is significantly impacted by federal mandates under the RFS Program for volumes of renewable fuels required to be blended with gasoline. Future demand for renewable fuels will be largely dependent upon incentives to blend renewable fuels into motor fuels, including the price of renewable fuels relative to the price of gasoline, the relative octane value of the renewable fuel, constraints in the ability of vehicles to use higher renewable fuel blends, the RFS Program and other applicable environmental requirements. Any significant increase in production capacity above the RFS Program minimum requirements may have an adverse impact on renewable fuel prices.

We may face substantial delays in obtaining regulatory approvals for use of our isobutanol and renewable hydrocarbon products in the fuels and chemicals markets, which could substantially hinder our ability to commercialize our products.

Large-scale commercialization of our isobutanol may require approvals from state and federal agencies. Before we can sell isobutanol as a fuel or as a gasoline blendstock directly to large petroleum refiners, we must receive EPA fuel certification. On June 12, 2018, the EPA announced that it approved the registration of isobutanol as a fuel additive for blending into gasoline at levels up to 16 volume percent for on-road automotive use. There can be no assurances that the EPA registration of isobutanol as a fuel additive for blending into gasoline at levels up to 16 volume percent will not be revoked or changed. Further, EPA approval of 16 volume percent blends does not mitigate other rules that may exist that have to be overcome for main market adoption (rather than a specialty market) regarding blending of isobutanol in gasoline. For example, the Product Transfer Documents for Blendstock for Oxygenate Blending in common blending tanks served by multiple suppliers need to be labeled to accept isobutanol.

Additionally, California requires that fuels meet both its fuel certification requirements and a separate state low-carbon fuel standard. Any delay in receiving approval will slow or prevent the commercialization of our low-carbon isobutanol, renewable hydrocarbon products or ethanol for fuel markets, which could have a material adverse effect on our business, financial condition and results of operations.

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

There are various third-party certification organizations, such as ASTM International and Underwriters’ Laboratories, Inc., involved in standard-setting regarding the transportation, dispensing and use of liquid fuel in the U.S. and abroad. These organizations may change the current standards and additional requirements may be enacted that could prevent or delay approval of our products. The process of seeking required approvals and the continuing need for compliance with applicable standards may require the expenditure of substantial resources, and there is no guarantee that we will satisfy these standards in a timely manner, if ever.

In addition, to Retrofit or otherwise modify ethanol facilities and operate the Retrofitted and modified plants to produce isobutanol, we will need to obtain and comply with a number of permit requirements. As a condition to granting necessary permits, regulators may make demands that could increase our Retrofit, modification or operations costs, and permit conditions could also restrict or limit the extent of our operations, which could delay or prevent our commercial production of isobutanol. We cannot guarantee that we will be able to meet all regulatory requirements or obtain and comply with all necessary permits to complete any ethanol plant Retrofits, and failure to satisfy these requirements in a timely manner, or at all, could have a substantial negative effect on our performance.

Jet fuels must meet various statutory and regulatory requirements before they may be used in commercial aviation, including regulations of the Federal Aviation Administration (“FAA”) and specifications determined by ASTM International. Currently, our ATJ meets the FAA regulations and the ASTM International specifications. However, changes to applicable regulations and specifications in the future could have a material adverse effect on our business if such changes result in our ATJ not being eligible for use in commercial aviation.

Our isobutanol and renewable hydrocarbon products may encounter physical or regulatory issues, which could limit its usefulness as a gasoline blendstock.

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

Our Luverne Facility and many of the ethanol plants that we might Retrofit use dry-milled corn as a feedstock. We plan to sell, as animal feed, the iDGs left as a co-product of fermenting isobutanol from dry-milled corn. We believe that this will enable us to offset a significant portion of the expense of purchasing corn for fermentation. We are currently approved to sell iDGs as animal feed through the self-assessed GRAS process of the FDA via third party scientific review. In order to improve the value of our iDGs, we are working with The Association of American Feed Control Officials (“AAFCO”) to establish a formal definition for our iDGs as well as clearance for the materials into animal feed. We believe obtaining AAFCO approval will increase the value of our iDGs by offering customers of our iDGs further assurance of the safety of our iDGs. If we make certain changes in our biocatalyst whereby we can no longer rely on our GRAS process, we would be required to obtain FDA approval for marketing our iDGs. While we believe we can rely on the GRAS process as we update our biocatalysts to increase isobutanol production, for further customer assurance, we also intend to pursue approval upon a completed biocatalyst from the Center for Veterinary Medicine of the FDA. FDA testing and approval can take a significant amount of time, and there is no guarantee that we will ever receive such approval. While we have sold initial quantities of our iDGs from the Luverne Facility, if FDA or AAFCO approval is delayed or never obtained, or if we are unable to secure market acceptance for our iDGs, our net cost of production will increase, which may hurt our operating results.

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

Additionally, like the ethanol facilities that we Retrofit, our isobutanol and renewable hydrocarbon plants will emit GHG. Any changes in state or federal emissions regulations, including the passage of cap-and-trade legislation or a carbon tax, could limit our production of isobutanol, renewable hydrocarbon products and iDGs and increase our operating costs, which could have a material adverse effect on our business, financial condition and results of operations. The results of U.S. elections could lead to changes in federal or state laws and regulations that could have a material adverse effect on our business, prospects, financial condition and results of operations.

We use hazardous materials in our business and we must comply with environmental laws and regulations. Any claims relating to improper handling, storage or disposal of these materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.

Our research and development processes involve the use of hazardous materials, including chemical, radioactive and biological materials. Our operations also produce hazardous waste. We cannot eliminate entirely the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of, and human exposure to, these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Although we believe that our activities conform in all material respects with environmental laws, there can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, third-party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business.

Our expanded international activities may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.

In the course of our relationships with Praj and future international partners, we may become subject to certain foreign tax, environmental and health and safety regulations that did not previously apply to us or our products. Such regulations may be unclear, not consistently applied and subject to sudden change. Implementation of compliance policies could result in additional operating costs, and our failure to comply with such laws, even inadvertently, could result in significant fines and/or penalties.

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

We cannot predict the size of future issuances or sales of shares of our common stock in connection with future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of shares of our common stock, or the announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.

We may not be permitted by the agreements governing our indebtedness, including our secured indebtedness with Whitebox, to repurchase our warrants, and we may not have the ability to do so.

Under certain circumstances, if a “fundamental transaction” or “extraordinary transaction” (as such terms are defined in our various warrants) occurs, holders of our warrants may require us to repurchase, for cash, the remaining unexercised portion of such warrants for an amount of cash equal to the value of the warrant as determined in accordance with the Black-Scholes option pricing model and the terms of our warrants. Our ability to repurchase our warrants depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to repurchase our warrants. In addition, any such repurchase of our warrants may result in a default under the agreements governing our indebtedness, including our secured indebtedness with Whitebox, unless we are able to obtain such lender’s consent prior to the taking of such action. If we were unable to obtain such consent, compliance with the terms of our warrants would trigger an event of default under such agreements.

Future issuances of our common stock or instruments convertible or exercisable into our common stock, including in connection with conversions of our 2020/21 Notes or exercises of warrants, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.

Historically, we have raised capital by issuing common stock and warrants in underwritten public offerings because no other reasonable sources of capital were available. These underwritten public offerings of common stock and warrants have materially and adversely affected the prevailing market prices of our common stock and caused significant dilution to our stockholders. We have also historically raised capital or refinanced outstanding debt through the issuance of convertible notes.

We may need to raise capital through these public offerings of common stock, warrants and convertible debt in the future.

We may obtain additional funds through public or private debt or equity financings in the near future, subject to certain limitations in the agreements governing our indebtedness, including the 2020/21 Notes. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the conversion of some or all of the 2020/21 Notes and/or the exercise of some or all of the warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Additionally, under the terms of certain warrants in the event that a warrant is exercised at a time when we do not have an effective registration statement covering the underlying shares of common stock on file with the SEC, such warrant may be net exercised, which will dilute the ownership interests of existing stockholders without any corresponding benefit to the Company of a cash payment for the exercise price of such warrant.

As of December 31, 2019, we had approximately $14.1 million in outstanding 2020 Notes. On January 10, 2020, we and the holders exchanged all of the outstanding principal amount of the 2020 Notes for our newly-created 2020/21 Notes in aggregate principal amount of approximately $14.4 million. Any conversion of the outstanding 2020/21 Notes (including any interest that is paid in kind) into shares of our common stock could depress the trading price of our common stock. In addition, subject to certain restrictions, we have the option to issue common stock to any converting holder in lieu of making any required make-whole payment in cash. If we elect to issue our common stock for such payment, it will be at the same conversion rate that is applicable to conversions of the principal amount of the 2020/21 Notes. If we elect to issue additional shares of our common stock for such payments, this may cause significant additional dilution to our existing stockholders.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value.

The market price of shares of our common stock has experienced significant price and volume fluctuations. We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

•	actual or anticipated fluctuations in our liquidity, financial condition and operating results;

•	the position of our cash and cash equivalents;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our partners or our competitors;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;

•	our ability to consistently produce commercial quantities of isobutanol, renewable hydrocarbon products and ethanol at the Luverne Facility, the planned Expanded Facility and the ramp up production to nameplate capacity;

•	our ability to repay our indebtedness when it becomes due;

•	our ability to refinance, restructure or convert our current and future indebtedness;

•	additions or losses of customers or partners;

•	our ability to obtain certain regulatory approvals for the use of our isobutanol and ethanol in various fuels and chemicals markets;

•	commodity prices, including oil, ethanol and corn prices;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	litigation involving us, our general industry or both;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements or expectations of additional financing efforts or the pursuit of strategic alternatives;

•	changes in existing laws, regulations and policies applicable to our business and products, including the RFS Program, and the adoption of or failure to adopt carbon emissions regulation;

•	sales of our common stock or equity-linked securities, such as warrants, by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions.

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

The price of our common stock could also be affected by possible sales of common stock by investors who view our 2020/21 Notes or warrants as a more attractive means of equity participation in us and by hedging or engaging in arbitrage activity involving our common stock. The hedging or arbitrage could, in turn, affect the trading prices of our warrants, if any trading market becomes established, or any common stock that holders receive upon exercise of such warrants.

Sales of a substantial number of shares of our common stock or securities linked to our common stock, such as our 2020/21 Notes and warrants (should an established market for such securities then exist), in the public market could occur at any time. These sales, or the perception in the market that such sales may occur, could reduce the market price of our common stock.

In addition, certain holders of our outstanding common stock (including shares of our common stock issuable upon the conversion of certain 2020/21 Notes or upon exercise of certain outstanding warrants) have rights, subject to certain conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders.

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

The indebtedness under our 2020/21 Notes is secured by substantially all of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations.

Indebtedness under our 2020/21 Notes is secured by a first lien on substantially all of our assets. Accordingly, if an event of default were to occur under our credit facilities, holders of our 2020/21 Notes would have a priority right to our assets, to the exclusion of our general creditors, in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them, resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for distribution to holders of our equity securities.

The terms of the agreements governing our indebtedness, including the indenture governing our 2020/21 Notes, may restrict our ability to engage in certain transactions.

The terms of the agreements governing our indebtedness, including the indenture governing the 2020/21 Notes, may prohibit us from engaging in certain actions, including disposing of certain assets, granting or otherwise allowing the imposition of a lien against certain assets, incurring certain kinds of additional indebtedness, acquiring or merging with other entities, or making dividends and other restricted payments unless we receive the prior approval of the requisite holders of the 2020/21 Notes. If we are unable to obtain such approval, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders or could be forced to repay such indebtedness in full.

The indenture governing the 2020/21 Notes may prohibit us from engaging in certain mergers or acquisitions and if a fundamental change occurs prior to the maturity date of the 2020/21 Notes, holders of the 2020/21 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2020/21 Notes and to pay the holders of the 2020/21 Notes a make-whole payment equal to 14% of the aggregate amount being purchased. In addition, if a fundamental transaction occurs, holders of some of our warrants will have the right, at their option, to require us to repurchase the unexercised portion of such warrants either (i) for common stock in accordance with the terms of the applicable warrant or (ii) for an amount in cash equal to the value of such warrants, as determined in accordance with the Black-Scholes option pricing model and the terms of such warrants. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

The conversion price of the 2020/21 Notes can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The conversion price of the 2020/21 Notes can fluctuate in certain circumstances, including in the event that there is a dividend or distribution paid on shares of our common stock, in the event of a contractual conversion under certain circumstances or a conversion following a notice of redemption or a subdivision, combination or reclassification of our common stock. In such instances, the conversion price of the 2020/21 Notes can fluctuate materially lower than the current conversion price of $2.442 per share or 0.4095 shares per $1.00 of principal.

These provisions could result in substantial dilution to investors in our common stock.

The interest rate of the 2020/21 Notes can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The interest rate of the 2020/21 Notes can fluctuate in certain circumstances, including in the event of a default of our obligations under the indenture governing the 2020/21 Notes or the registration rights agreements, if any, entered into in connection with such notes. In addition, the interest on the 2020/21 Notes may be payable in-kind. As we may pay a portion of the interest on the 2020/21 Notes in kind, by either increasing the principal amount of the outstanding 2020/21 Notes or issuing additional 2020/21 Notes, any increase to the interest rate applicable to the 2020/21 Notes could result in additional dilution to investors in our common stock.

We may not have the ability to pay interest on the 2020/21 Notes, repurchase or redeem the 2020/21 Notes, if applicable, or repay the 2020/21 Notes at maturity.

If we elect to redeem the 2020/21 Notes prior to their maturity on December 31, 2020, or April 21, 2021 if the maturity date is automatically extended under certain circumstances, the redemption price of any 2020/21 Notes redeemed by us will be paid for in cash. Our ability to pay the interest on the 2020/21 Notes, to repurchase or redeem the 2020/21 Notes, to refinance our indebtedness and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay the interest on the 2020/21 Notes, to repurchase or redeem the 2020/21 Notes, to pay any cash amounts that may become due upon conversion of the 2020/21 Notes or repay the 2020/21 Notes at maturity, or that our cash needs will not increase. In addition, any such repurchase or redemption of the 2020/21 Notes, even if such action would be in our best interests, may result in a default under the agreements governing our indebtedness unless we are able to obtain the applicable lender’s consent prior to the taking of such action.

Our failure to repurchase tendered 2020/21 Notes at a time when the repurchase is required by the indenture governing the 2020/21 Notes would constitute a default under such notes and would permit holders of such notes to accelerate our obligations under the 2020/21 Notes. Such default may also lead to a default under the agreements governing any of our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the 2020/21 Notes or make cash payments upon conversions thereof.

If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of our indebtedness, obtain additional funds through public or private debt or equity financings, reduce expenditures or sell assets that we deem necessary to our business. Our ability to take some or all of these actions will be subject to certain limitations in the agreements governing our indebtedness, including the 2020/21 Notes, and we cannot assure you that any of these measures would be possible or that any additional financing could be obtained on favorable terms, or at all. The inability to obtain additional financing on commercially reasonable terms could have a material adverse effect on our financial condition, which could cause the value of your investment to decline. Additionally, if we were to conduct a public or private offering of securities, any new offering would be likely to dilute our stockholders’ equity ownership.

If a fundamental change (as defined in the indenture governing the 2020/21 Notes) occurs, holders of the 2020/21 Notes may require us to repurchase, for cash, all or a portion of their 2020 Notes. In such circumstance we would be required to offer to repurchase the 2020/21 Notes at 100% of principal plus accrued and unpaid interest to, but not including, the repurchase date. We would also be required to pay the holders of the 2020/21 Notes a fundamental change make-whole payment equal to the aggregate amount of interest that would have otherwise been payable on such notes to, but not including, the maturity date of such notes.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

We may, subject to certain limitations in the agreements governing our indebtedness, including our secured indebtedness with Whitebox, seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale or issuance of equity, warrants or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. If we raise capital through debt financing, it may involve agreements that include covenants further limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships or licensing agreements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our development and commercialization efforts.

Our ability to raise capital is limited by the Securities Act and SEC rules and regulations.

Under current SEC rules and regulations, because the aggregate market value of our common stock held by non-affiliates, or public float, was less than $75 million (calculated as set forth in Form S-3 and SEC rules and regulations) at the time of filing of this Report, the amount we can raise through primary public offerings of our securities in any twelve-month period using a registration statement on Form S- 3 will be limited to one-third of our public float. Alternative means of raising capital through sales of our securities, including through the use of a “long form” registration statement on a Form S-1 or in private placements of equity or debt securities, may be more costly and time-consuming and more difficult to market to potential investors, which may have a material adverse effect on our ability to raise capital, our liquidity position and strategy.

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

As of December 31, 2019, there were 561 shares subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 1,000 under the Securities Act. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our common stock, which in turn may have an adverse effect upon the trading price of our warrants.

As of December 31, 2019, there were 1,785,829 shares of common stock available for future grant under our 2010 Plan and 190 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance and once vested.

We may pay vendors in stock as consideration for their services, which may result in additional costs and may cause dilution to our existing stockholders.

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

Except as set forth in the applicable warrant, holders of our warrants have no rights as common stockholders until such holders exercise their warrants and acquire our common stock.

Until holders of our warrants acquire shares of our common stock upon exercise of their warrants, they have no rights with respect to the shares of our common stock underlying such warrants, except for those rights set forth in the applicable warrant. Upon exercise of such warrants, such holders of our warrants will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

The exercise prices for our warrants will not be adjusted for all dilutive events.

The exercise prices of certain warrants are subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock at a price per share less than the exercise price of such warrants. However, the exercise prices will not be adjusted for other events, including the issuance of certain rights, options or warrants, distributions of capital stock, indebtedness or assets and cash dividends. Accordingly, an event that adversely affects the value of the warrants may occur, and that event may not result in an adjustment to the exercise prices.

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

We do not have any control over securities or industry analysts. If one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our common stock price would likely decline which in turn would likely cause a decline in the value of our warrants and 2020/21 Notes. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our common stock price and the price of our warrants and 2020/21 Notes to decline or the trading volume of such securities to decline.

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

Our corporate headquarters and research and development laboratories, included in our Gevo, Inc, segment, are located in Englewood, Colorado. Our lease terminates in July 2021. The leased space is approximately 19,241 square feet. We believe that the facility will be adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

We own and operate an isobutanol and ethanol production facility located in Luverne, Minnesota on approximately 55 acres of land, which contains approximately 50,000 square feet of building space. The production facility was originally constructed in 1998. The land and buildings are subject to a mortgage lien and security interest to secure the obligations under our 2020/21 Notes.

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

Holders of Record

As of February 29, 2020, there were approximately 32 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are commercializing the next generation of jet fuel, gasoline and diesel fuel with the potential to achieve zero carbon emissions and address the market need of reducing GHG emissions with sustainable alternatives. We use low-carbon renewable resource-based carbohydrates as raw materials (primarily from non-food corn, but also sugar cane, molasses or other cellulosic sugars) and are in an advanced state of developing renewable electricity and RNG for use in production processes. As a result, we are able to produce low-carbon fuels with substantially reduced carbon intensity (as measured by the level of GHG emissions compared to standard petroleum fossil-based fuels across their lifecycle). Our products perform as well or better than traditional fossil-based fuels in infrastructure and engines, but with substantially reduced GHG emissions. In addition to addressing the environmental problems of fossil-based carbon fuels, our technology also enables certain plastics, such as polyester, to be made with more sustainable ingredients.

Our ability to penetrate the growing low-carbon fuels market depends on the price of oil and the value of abating carbon emissions that would otherwise increase GHG emissions. We believe that our proven, patented technology that enables the use of a variety of low-carbon sustainable feedstocks to produce price-competitive, low-carbon products, such as ATJ, gasoline components like isooctane and isobutanol and diesel fuel, yields the potential to generate project and corporate returns that justify the build-out of a multi-billion-dollar business.

Recent Developments

In 2019, we entered into supply agreements pursuant to which we agreed to supply an aggregate of approximately 17 MGPY of ATJ, renewable isooctane and other renewable hydrocarbon products. Certain of these supply agreements are take-or-pay arrangements. The timing and volume commitment of certain of these agreements are subject to our ability to complete the Expanded Facility. In order to commence construction of and complete the Expanded Facility, we must secure third party financing. We believe we can obtain this financing in part due to the strength of the fuel supply commitments that we have in place.

Specifically, as of the date of this Report, we have entered into the following arrangements, among others:

Delta Air Lines. In December 2019, we entered into a long-term, take-or-pay fuel supply agreement with Delta pursuant to which we agreed to sell and deliver 10 MGPY of ATJ to Delta, subject to certain conditions and exceptions. We expect to supply the ATJ to Delta upon completion of the Expanded Facility, which we expect to occur by 2023.

Scandinavian Airlines System. In October 2019, we entered into a long-term, take-or-pay fuel supply agreement with SAS pursuant to which we agreed to sell and deliver ATJ to SAS, subject to certain conditions and exceptions. We expect to supply the ATJ under the agreement with SAS from the Expanded Facility, which we expect to occur by 2023.

Air Total. In August 2019, we entered into a take-or-pay renewable ATJ purchase and sale agreement with Air Total pursuant to which we agreed to supply ATJ to Air Total under a three-year offtake agreement. Air Total will initially purchase certain minimal quantities of ATJ produced at the South Hampton Facility, and we expect to sell Air Total increasing amounts of ATJ upon the completion of two expansion projects to increase ATJ production capabilities at the Luverne Facility. We expect the expansion projects to be completed in 2021 and 2022, respectively.

HCS Group GmbH. In February 2019, we entered into a take-or-pay renewable isooctane purchase and sale agreement with HCS, pursuant to which we agreed to supply renewable isooctane to HCS under a ten-year offtake agreement. HCS will initially purchase certain minimum quantities of renewable isooctane produced at the South Hampton Facility. We expect to sell HCS increasing amounts of minimum quantities of renewable isooctane each year upon the completion of two expansion projects to increase renewable isooctane production capabilities at the Luverne Facility. We expect the expansion projects to be completed in 2021 and 2022, respectively.

Financial Condition

For the year ended December 31, 2019, we incurred a consolidated net loss of $28.7 million and, as of December 31, 2019, we had an accumulated deficit of $458.0 million. Our cash and cash equivalents at December 31, 2019 totaled $16.3 million, which is primarily being used for the following: (i) operating activities of our Luverne Facility; (ii) operating activities at our corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service obligations.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the notes to those Consolidated Financial Statements appearing in this Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part I, Item 1A of this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

This section of this Report discusses year-to-year comparisons between 2019 and 2018, as well as other discussions of 2019 and 2018 items. We have omitted discussion of the year ended December 31, 2017 (the earliest of the three years covered by our Consolidated Financial Statements presented in this Report) as permitted by the SEC’s recent amendments to Regulation S-K. The complete Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2018 and 2017 and other discussions of 2017 items can be found within Part II, Item 7, to our Annual Report on Form 10-K filed with the SEC on March 28, 2019, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.gevo.com.

Comparison of the years ended December 31, 2019 and 2018

	Years Ended December 31,
	2019	2018	Change
Revenue and cost of goods sold	(in thousands)
Ethanol sales and related products, net	$22,115	$31,641	$(9,526)
Hydrocarbon revenue	2,338	1,197	1,141
Grant and other revenue	34	25	9
Total revenues	24,487	32,863	(8,376)

Cost of goods sold	36,733	41,568	(4,835)

Gross loss	(12,246)	(8,705)	(3,541)

Operating expenses
Research and development expense	4,020	5,374	(1,354)
Selling, general and administrative expense	10,085	8,122	1,963
Total operating expenses	14,105	13,496	609

Loss from operations	(26,351)	(22,201)	(4,150)

Other (expense) income
Interest expense	(2,732)	(3,237)	505
(Loss) on exchange or conversion of debt	—	(2,202)	2,202
Gain from change in fair value of 2020 Notes embedded derivative	394	2,637	(2,243)
Gain (loss) from change in fair value of derivative warrant liability	14	(2,976)	2,990
Other income (expense)	15	3	12
Total other (expense) income	(2,309)	(5,775)	3,466

Net loss	$(28,660)	$(27,976)	$(684)

Revenue. During the year ended December 31, 2019, we recognized revenue of $22.1 million associated with the sale of 13.6 million gallons of ethanol, as well as isobutanol and related products, a decrease of $9.5 million from the year ended December 31, 2018. As a result of an unfavorable commodity environment during 2019, we reduced our production of ethanol and distillers grain at the Luverne Facility, which resulted in decreased sales compared with 2018.

Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Hydrocarbon revenue increased $1.1 million during the year ended December 31, 2019 primarily as a result of greater shipments of finished products from our South Hampton Facility. During 2018, the South Hampton Facility doubled its available capacity.

Cost of goods sold. Our cost of goods sold decreased $4.8 million during the year ended December 31, 2019 compared to the prior year. Production was decreased compared to the prior year due to an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the Midwest region has historically experienced. Cost of goods sold during the year ended December 31, 2019 included $30.4 million associated with the production of isobutanol, ethanol and related products and $6.3 million in depreciation expense. Cost of goods sold during the year ended December 31, 2018 included $35.3 million associated with the production of isobutanol, ethanol and related products and $6.3 million in depreciation expense.

Research and development expense. We continue to develop technologies for the production of isobutanol. Research and development expenses decreased $1.4 million during the year ended December 31, 2019 compared to the prior year, primarily due to decreased costs related to the South Hampton Facility, offset by an increase in personnel costs.

Selling, general and administrative expense. Selling, general and administrative expenses increased $2.0 million during the year ended December 31, 2019 compared to the prior year, primarily due to increases of $1.0 million in personnel costs resulting from increased hiring, $0.5 million in legal expenses in connection with the negotiation of new offtake and licensing agreements along with development of the biogas business, $0.2 million in consulting expenses and  $0.2 million in travel expenses, partially offset by a $0.1 million decrease in accounting and professional fees.

Interest expense. Interest expense during the year ended December 31, 2019 was $2.7 million as compared to $3.2 million during the year ended December 31, 2018. The decrease of $0.5 million of interest expense was due to a decrease in the outstanding principal amount related to the exchange of approximately $3.2 million of our 2020 Notes for common stock during 2018.

Gain from change in fair value of 2020 Notes embedded derivative. During the year ended December 31, 2019, the estimated fair value of our previously outstanding 2020 Notes embedded derivative liability decreased to $0 resulting in a non-cash gain of $0.4 million primarily due to the decrease in the price of our common stock since the June 20, 2017 issuance date and the short time until the embedded derivatives were scheduled to expire on March 15, 2020.

Sources of Our Revenues

Our revenues are primarily derived from: (i) the sale of isobutanol, ethanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel and isooctane derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Principal Components of Our Cost Structure

Cost of Goods Sold. Our cost of goods sold consists primarily of costs directly associated with ethanol production and initial operations for the production of isobutanol at the Luverne Facility such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

Research and Development. Our research and development costs consist of expenses incurred to identify, develop and test our technologies for the production of isobutanol and the development of downstream applications thereof. Research and development expenses include personnel costs (including stock-based compensation), consultants and related contract research, facility costs, supplies, depreciation and amortization expense on property, plant and equipment used in product development, license fees paid to third parties for use of their intellectual property and patent rights and other overhead expenses incurred to support our research and development programs.

Selling, General and Administrative. Selling, general and administrative expenses consist of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, insurance costs, occupancy-related costs, depreciation and amortization expenses on property, plant and equipment not used in our product development programs or recorded in cost of goods sold, travel and relocation expenses and hiring expenses.

Interest Expense. Our 2020 Notes have a fixed interest rate of 12%. As of December 31, 2019 and 2018, the 2020 Notes had a principal balance of $14.1 million and $13.8 million, respectively.

Liquidity and Capital Resources

Since our inception in 2005, we have devoted most of our cash resources to manufacturing ethanol, isobutanol and related products, research and development and selling, general and administrative activities related to the commercialization of isobutanol, as well as related products from renewable feedstocks. We have incurred losses since inception and expect to incur losses through at least 2021. We have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.

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

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure and securing sufficient financing for the expansion of the Luverne Facility or a Retrofit facility at another suitable location. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2019	2018

Net cash used in operating activities	$(20,839)	$(15,851)
Net cash used in investing activities	(7,457)	(2,233)
Net cash provided by financing activities	10,864	40,265

Operating Activities

Our primary uses of cash from operating activities are personnel related expenses and research and development related expenses including costs incurred under development agreements, costs of licensing of technology, legal-related costs, expenses for production of isobutanol, ethanol and related products, logistics and further processing of isobutanol and ethanol at the Luverne Facility and for the operation of our South Hampton Facility.

During the year ended December 31, 2019, net cash used for operating activities was $20.8 million compared to $15.9 million for the year ended December 31, 2018. The $4.9 million decrease in operating cash flows was due to reduced production at the Luverne Facility as a result of an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. We will continue to reduce production at the Luverne Facility if corn prices are too high to make it cost effective to operate.

During the year ended December 31, 2018, we used $15.9 million in cash for operating activities due to a net loss of $28.0 million, excluding the impact of $11.3 million in non-cash expenses and $0.8 million net cash increase associated with a decrease in working capital primarily a result of a decreases in both receivables and inventories.

Investing Activities

During the year ended December 31, 2019, we used $7.5 million in cash for investing activities, including $6.0 million related to capital expenditures at our Luverne Facility, of which $2.6 million related to the dry fractionation project and $2.2 million related to expanding our renewable hydrocarbon production capacity. We also invested $1.5 million in Juhl, which will provide electric energy to the Luverne Facility from its wind generation station located nearby, as well as the sale of all related environmental attributes, including renewable energy credits to Agri-Energy. We are installing equipment to fractionate and dry distillers grains at the Luverne Facility totaling approximately $3.0 million as of December 31, 2019. The cost of the fractionation machine and the thermal dryer have been funded with financing leases. No amounts are payable on these financing leases until the equipment is operational. The fractionation machine is expected to be operational in the first half of 2020.

We are developing an RNG project comprised of anaerobic digesters to be located at three dairy farms in northwest Iowa, plus associated gas upgrading equipment, to commence the supply of RNG to the Luverne Facility in 2021 as a part of our RNG project initiative. We expect to finance the RNG project with approximately $55 million of project finance debt and third-party equity. Gevo or an affiliate is expected to operate the RNG project, and Agri-Energy is expected to have a purchase option on approximately 50% of the RNG project’s estimated annual 350,000 MMBtu of RNG production. The digesters are expected to be operational in the second half of 2020. We anticipate funding the digesters with financing leases.

We also plan to install approximately $18.0 million of manufacturing equipment at our Luverne Facility that is intended to support the development of a 1 MGPY hydrocarbon production facility and to reduce the cost of producing isobutanol. The manufacturing equipment is expected to be operational in the first half of 2021. We anticipate funding the manufacturing equipment with an operating lease.

During the year ended December 31, 2018, we used $2.2 million in cash for investing activities, all of which was related to capital expenditures at our Luverne Facility. Approximately $1.9 million of the 2018 capital expenditures related to constructing the site to house the dry fractionation project.

Financing Activities

During the year ended December 31, 2019, we generated $10.9 million in cash from financing activities, which primarily consisted of $11.6 million of net proceeds under our "at-the-market" offering program discussed below offset by $0.3 million paid on equipment and insurance financed, $0.2 million of debt and equity offering costs and $0.2 million net settlement of common stock under stock plans.

During the year ended December 31, 2018, we generated $40.3 million in cash from financing activities primarily related to $39.4 million in net proceeds from issuances of common stock and $1.3 million in proceeds from the exercise of warrants.

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to-time. The at-the-market offering program was amended multiple times during 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. In August 2019, the at-the-market offering program was further amended to increase the available capacity under the at-the-market offering program by $10.7 million.

During the year ended December 31, 2019, we issued 3,965,688 shares of common stock under the at-the-market offering program for net proceeds of $11.5 million net of commissions and offering related expenses. During the year ended December 31, 2018, we issued 6,936,930 shares of common stock for net proceeds of $38.9 million, net of commissions and offering related expenses. As of December 31, 2019, we had capacity to issue up to $8.8 million of common stock under the at-the-market offering program.

During the period January 1, 2020 to February 29, 2020, we issued 425,776 shares of common stock under the at-the-market offering program for $0.9 million net proceeds of commissions and offering related expenses. As of February 29, 2019, we had capacity to issue up to $7.8 million of common stock under the at-the-market offering program.

However, pursuant to Instruction I.B.6. to Form S-3, because our market capitalization was below $75 million as of the date of this Report, we may only sell securities via Form S-3 if the aggregate market value of the securities sold by or on behalf of us during the 12-month period immediately prior to and including the date of the sale is no more than one-third of all common voting and nonvoting equity held by non-affiliates of us.

2020 Notes

On April 19, 2017, we entered into an Exchange and Purchase Agreement (the “2017 Purchase Agreement”) with WB Gevo, LTD (the “2017 Holder”) the holder of our 12.0% convertible senior secured notes due 2017 (the "2017 Notes"), which were issued under that certain Indenture dated as of June 6, 2014, by and among us, the guarantors party thereto, and Wilmington Savings Fund Society ("FSB"), as trustee and as collateral trustee (as supplemented, the “2017 Notes Indenture”), and Whitebox, in its capacity as representative of the 2017 Holder. Pursuant to the terms of the 2017 Purchase Agreement, the 2017 Holder, subject to certain conditions, including approval of the transaction by our stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “2017 Exchange”). On June 20, 2017, we completed the 2017 Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes.

The 2020 Notes had a maturity date of March 15, 2020 and were secured by a first lien on substantially all of our assets. The 2020 Notes had an interest rate equal to 12% per annum (with 2% potentially payable as PIK Interest (as defined and described below) at our option), payable on March 31, June 30, September 30 and December 31 of each year. To the extent that we paid any portion of the interest due on the 2020 Notes as PIK Interest, the maximum aggregate principal amount of 2020 Notes that would have been convertible into shares of our common stock increased.

Under certain circumstances, we had the option to pay a portion of the interest due on the 2020 Notes by either (a) increasing the principal amount of the 2020 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”).

Additional shares of our common stock could also have become issuable pursuant to the 2020 Notes in the event we were required to make certain make-whole payments as provided in the 2020 Notes Indenture.

The 2020 Notes were convertible into shares of our common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes was equal to $14.72 per share of common stock, or 0.0679 shares of common stock per $1 principal amount of 2020 Notes.

2020/21 Notes

On January 10, 2020, we entered into an Exchange and Purchase Agreement (the “2020/21 Purchase Agreement”) with the guarantors party thereto, the 2017 Holder and Whitebox, in its capacity as representative of the 2017 Holder. Pursuant to the terms of the 2020/21 Purchase Agreement, the 2017 Holder, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2020 Notes, which was approximately $14.1 million including unpaid accrued interest, for approximately $14.4 million in aggregate principal amount of our 2020/21 Notes (the “2020/21 Exchange”). Pursuant to the 2020/21 Purchase Agreement, we also granted the 2017 Holder an option to purchase up to an additional aggregate principal amount of approximately $7.1 million of 2020/21 Notes (the “2020/21 Option Notes”), at a purchase price equal to the aggregate principal amount of such 2020/21 Option Notes purchased less an original issue discount of 2.0%, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020/21 Notes issued, at any time during the period beginning on the date of closing of the 2020/21 Exchange and ending on the later of (a) 180 days thereafter, and (b) 30 days following the date on which Stockholder Approval (as described below) is obtained. In addition, on January 10, 2020 we completed the 2020/21 Exchange, terminated the 2017 Notes Indenture and cancelled the 2020 Notes. In addition, we entered into an Indenture by and among us, the guarantors named therein (the “2020/21 Notes Guarantors”) and FSB, as trustee and as collateral trustee (the “2020/21 Notes Indenture”), pursuant to which we issued the 2020/21 Notes.

The 2020/21 Notes will mature on December 31, 2020, provided that the maturity date will automatically be extended to April 1, 2021 if (i) approval of a stockholder proposal is obtained prior to March 20, 2020 for the issuance of shares of our common stock under the 2020/21 Notes Indenture in excess of 19.99% of the outstanding shares of our common stock on the date of the 2020/21 Notes Indenture (the “Stockholder Approval”), and (ii) the aggregate outstanding principal balance of the 2020/21 Notes (including any 2020/21 Option Notes) as of December 15, 2020 is less than $7 million. The 2020/21 Notes bear interest at a rate equal to 12% per annum (with 4% payable as PIK Interest (as defined and described below)), payable on March 31, June 30, September 30 and December 31 of each year. Under certain circumstances, we will have the option to pay a portion of the interest due on the 2020/21 Notes by either (a) increasing the principal amount of the 2020/21 Notes by the amount of interest then due or (b) issuing additional 2020/21 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”). In the event we pay any portion of the interest due on the 2020/21 Notes as PIK Interest, the maximum aggregate principal amount of 2020/21 Notes that could be convertible into shares of our common stock will be increased.

The 2020/21 Notes are convertible into shares of our common stock voluntarily by the 2017 Holder at the conversion price, subject to certain terms and conditions. The initial conversion price of the 2020/21 Notes is equal to $2.442 per share of our common stock (the “2020/21 Notes Conversion Price”), or 0.4095 shares of our common stock per $1 principal amount of 2020/21 Notes. We and the 2017 Holder may also mutually agree on other conversions of the 2020/21 Notes into shares of our common stock on a monthly basis (a “Contractual Conversion”) pursuant to the terms of the 2020/21 Notes Indenture. The 2020/21 Notes Conversion Price in a Contractual Conversion will be reduced to the lesser of the then-applicable 2020/21 Notes Conversion Price or a 10% discount to the average of the daily volume weighted average price of our common stock for the three forward trading days prior to the date of the Contractual Conversion.

Each 2017 Holder has agreed not to convert its 2020/21 Notes into shares of our common stock to the extent that, after giving effect to such conversion, the number of shares of our common stock beneficially owned by such 2017 Holder and its affiliates would exceed 4.99% of our common stock outstanding at the time of such conversion (the “4.99% Ownership Limitation”); provided that a 2017 Holder may, at its option and upon 61 days’ prior notice to us, increase such threshold to 9.99% (the “9.99% Ownership Limitation”). If a conversion of 2020/21 Notes by the 2017 Holder would exceed the 4.99% Ownership Limitation or the 9.99% Ownership Limitation, as applicable, the 2020/21 Purchase Agreement contains a provision granting the 2017 Holder a fully funded prepaid warrant for such common stock with a term of nine months, subject to a six-month extension, which it can draw down from time to time.

The 2020/21 Notes may be redeemed in whole or in part, at our option, for cash at any time after the Stockholder Approval is obtained and upon 120 days’ notice to the 2017 Holder. Following a notice of redemption of the 2020/21 Notes by us, the 2017 Holder may elect to convert the 2020/21 Notes into shares of our common stock at the same conversion price as applicable to a Contractual Conversion.

The 2020/21 Notes do not contain any anti-dilution adjustments for future equity issuances that are below the 2020/21 Notes Conversion Price, and adjustments to the 2020/21 Conversion Price will only generally be made in the event that there is a dividend or distribution paid on shares of our common stock, a subdivision, combination or reclassification of our common stock, or at the discretion of our Board of Directors in limited circumstances and subject to certain conditions.

The 2020/21 Notes are secured by a lien on substantially all of our assets and the 2020/21 Notes Guarantors, including intellectual property and real property, and are guaranteed by our existing subsidiaries.

Under certain circumstances, we may file one or more registration statements on Form S-3 or amend filings in order to register shares of common stock for sale or resale, as necessary in connection with the 2020/21 Notes.

Notes Payable - Other

During the fourth quarter 2019, we purchased equipment and financed part of our insurance obligation. The equipment notes pay interest between 3.9% - 4.0%, have total monthly payments of $0.01 million and mature at various date from August 2020 to December 2024. The equipment loans are secured by the related equipment.

2022 Notes

In July 2012, we issued and sold $45.0 million in aggregate principal amount of 7.5% convertible senior notes due July 2022 (the “2022 Notes”), for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of cash discounts and issue costs, respectively. In the first quarter of 2018, we issued an aggregate of 39,016 shares of our common stock in exchange for the redemption of the then remaining $0.5 million in outstanding 2022 Notes. As a result of this exchange, all obligations under the 2022 Notes were fully satisfied.

See Note 9, Debt, to our Consolidated Financial Statements included herein for further discussion of the Notes Payable.

Contractual Obligations and Commitments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

Our Consolidated Financial Statements are based on the application of U.S. GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our Consolidated Financial Statements. We believe the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our Consolidated Financial Statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Critical Accounting Policies

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

Accounting for Senior Secured Debt, Convertible Notes, Notes Payable - Other and Embedded Derivative

2020 Notes

See "Liquidity and Capital Resources—2020 Notes" above and Note 9, Debt, to our Consolidated Financial Statements included herein for further discussion of the 2020 Notes.

2020/21 Notes

See "Liquidity and Capital Resources—2020/21 Notes" above and Note 9, Debt, to our Consolidated Financial Statements included herein for further discussion of the 2020/21 Notes.

Notes Payable—Other

See "Liquidity and Capital Resources—Notes Payable - Other" above and Note 9, Debt, to our Consolidated Financial Statements included herein for further discussion of the Notes Payable - Other.

2022 Notes and Embedded Derivative

See “—Liquidity and Capital Resources—2022 Notes.”

We had concluded that the embedded derivatives within the 2020 Notes required separation from the host instrument and was re-valued each reporting period, with changes in the fair value of the embedded derivative recognized as a component of our Consolidated Statements of Operations.

The valuation of the embedded derivative related to the 2020/21 Notes is in process and is expected to be completed by March 31, 2020. Any changes in the fair value of the embedded derivative will be recognized as a component of our Consolidated Statements of Operations.

In January 2018, we entered into a private exchange agreement with a holder of the 2022 Notes to exchange the remaining $0.5 million of outstanding principal amount of the 2022 Notes for an aggregate of 39,016 shares of common stock. Upon completion of this exchange, the 2022 Notes were satisfied in their entirety and there are no remaining obligations under the 2022 Notes, including any remaining obligations under the 2022 Notes embedded derivative. Accordingly, the fair value of the 2022 Notes embedded derivative was zero as of December 31, 2019 and 2018.

Impairment of Property, Plant and Equipment

Our property, plant and equipment consist primarily of assets associated with the acquisition and upgrade of the Luverne Facility. We assess impairment of property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances applicable to our current stage of operations which could trigger a review include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; and (iv) expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

We evaluated our long-lived assets for impairment as of December 31, 2019. This evaluation included comparing the carrying amount our long-lived assets to the undiscounted future cash flows of our consolidated net assets as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

•	sales price of isobutanol, hydrocarbons, ethanol and by-products such as dried distillers grains;

•	purchase price of corn;

•	production levels of isobutanol;

•	capital and operating costs to produce isobutanol; and

•	estimated useful life of the primary asset.

Factors which can impact these assumptions include, but are not limited to:

•	effectiveness of our technology to produce isobutanol at targeted margins;

•	demand for isobutanol, hydrocarbon, ethanol and oil prices; and

•	harvest levels of corn.

Based upon our evaluation at December 31, 2019, we concluded that the estimated undiscounted future cash flows from the Luverne Facility exceeded the carrying value of the Luverne Facility and, as such, these assets were not impaired. Although our cash flow forecasts are based on assumptions that are consistent with our planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, we may make changes to our business plan that could result in changes to the expected cash flows. As a result, it is possible that a long-lived asset may be impaired in future reporting periods.

Revenue Recognition

Revenue Recognition. We record revenue from the sale of hydrocarbon products, ethanol and related products, including the sale of corn inventory. We recognize revenue when all of the following criteria are satisfied: (i) we have identified a contract with a customer; (ii) we have identified the performance obligations of the customer; (iii) we have determined the transaction price; (iv) we have allocated the transaction price to the identified performance obligations in the contract with the customer; and (v) we have satisfied each individual performance obligation with the contract with a customer.

Hydrocarbon and ethanol related products are generally shipped free on board shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability with our customers. In accordance with our agreements for the marketing and sale of ethanol and related products, commissions due to marketers were deducted from the gross sales price at the time payment was remitted. Ethanol and related products sales were recorded net of commissions and shipping and handling costs.

Revenue related to government research grants and cooperative agreements is recognized in the period during which the related costs are incurred, provided that the conditions under the awards have been met and only perfunctory obligations are outstanding. Revenues related to the lease agreements are recognized on a straight-line basis over the term of the contract.

For the years ended December 31, 2019 and 2018, Eco-Energy, accounted for approximately 71% and 72% of our consolidated revenue, respectively. For the years ended December 31, 2019 and 2018, Purina accounted for approximately 17% and 21% of our consolidated revenue, respectively. All are customers of our Gevo Development/Agri-Energy segment. Given the production capacity compared to the overall size of the North American market and the fungible demand for our products, we do not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.

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

The estimated fair value of a stock option using the Black-Scholes option-pricing model is impacted significantly by changes in a company’s stock price. For example, all other assumptions being equal, the estimated fair value of a stock option will increase as the closing price of a company’s stock increases and will decrease as the closing price of a company’s stock decreases. Prior to the closing of our initial public offering, we were a private company and, as such, we were required to estimate the fair value of our common stock. In the absence of a public trading market, we determined a reasonable estimate of the then-current fair value of our common stock for purposes of granting stock-based compensation based on multiple criteria. We determined the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” After the closing of our initial public offering in February 2011, the fair value of our common stock is no longer an estimate as it is based upon the closing price of our stock on the date of grant.

Recent Accounting Pronouncements

See Note 2 in Item 8. “Financial Statements and Supplemental Data,” of this Report, for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gevo, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Gevo, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standard Codification Topic 842, Leases.

Going concern uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and incurred a net loss of $29 million during the year ended December 31, 2019. As of December 31, 2019 and the date of this report, the Company’s existing working capital is not sufficient to meet the cash requirements to fund operations through March 17, 2021 without additional sources of debt or equity. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. As described in Note 9 to the consolidated financial statements, these matters may also potentially affect the Company’s rights and obligations under certain debt agreements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Denver, Colorado

March 17, 2020

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$16,302	$33,734
Accounts receivable	1,135	526
Inventories	3,201	3,166
Prepaid expenses and other current assets	3,590	1,284
Total current assets	24,228	38,710

Property, plant and equipment, net	66,696	67,462
Investment in Juhl	1,500	—
Deposits and other assets	935	863

Total assets	$93,359	$107,035

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$5,678	$4,896
2020 Notes (current), net	13,900	—
2020 Notes embedded derivative liability	—	394
Notes payable - other (current)	516	—
Total current liabilities	20,094	5,290

2020 Notes (long-term), net	—	12,554
Notes payable - other (long-term)	233	—
Other long-term liabilities	528	404
Total liabilities	20,855	18,248

Commitments and Contingencies (See Note 14)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 14,083,232 and 8,640,583 shares issued and outstanding at December 31, 2019 and 2018, respectively. (See Note 2)	141	86
Additional paid-in capital	530,349	518,027
Accumulated deficit	(457,986)	(429,326)
Total stockholders' equity	72,504	88,787

Total liabilities and stockholders' equity	$93,359	$107,035

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue and cost of goods sold
Ethanol sales and related products, net	$22,115	$31,641
Hydrocarbon revenue	2,338	1,197
Grant and other revenue	34	25
Total revenues	24,487	32,863

Cost of goods sold	36,733	41,568

Gross loss	(12,246)	(8,705)

Operating expenses
Research and development expense	4,020	5,374
Selling, general and administrative expense	10,085	8,122
Total operating expenses	14,105	13,496

Loss from operations	(26,351)	(22,201)

Other (expense) income
Interest expense	(2,732)	(3,237)
(Loss) on exchange or conversion of debt	—	(2,202)
Gain from change in fair value of 2020 Notes embedded derivative	394	2,637
Gain (loss) from change in fair value of derivative warrant liability	14	(2,976)
Other income (expense)	15	3
Total other (expense) income	(2,309)	(5,775)

Net loss	$(28,660)	$(27,976)

Net loss per share - basic and diluted	$(2.35)	$(5.74)

Weighted-average number of common shares outstanding - basic and diluted	12,177,906	4,876,897

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	1,090,553	$11	$464,870	$(401,350)	$63,531

Shares issued upon reverse stock split	12,261	—	—	—	—
Issuance of common stock under stock plans, net of taxes	119	—	—	—	—
Issuance of common stock, net of issue costs & warrants	6,936,930	69	38,877	—	38,946
Non-cash stock-based compensation	—	—	571	—	571
Issuance of common stock upon exercise of warrants	300,911	3	6,165	—	6,168
Issuance of common stock upon exchange of debt	299,809	3	7,544	—	7,547
Net loss	—	—	—	(27,976)	(27,976)

Balance, December 31, 2018	8,640,583	86	518,027	(429,326)	88,787

Issuance of common stock, net of issue costs	3,965,688	40	11,317	—	11,357
Non-cash stock-based compensation	—	—	1,221	—	1,221
Issuance of common stock under stock plans, net of taxes	1,476,961	15	(216)	—	(201)
Net loss	—	—	—	(28,660)	(28,660)

Balance, December 31, 2019	14,083,232	$141	$530,349	$(457,986)	$72,504

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Operating Activities
Net loss	$(28,660)	$(27,976)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from the change in fair value of derivative warrant liability	(14)	2,976
(Gain) from the change in fair value of the embedded derivative to the 2020 Notes	(394)	(2,637)
Loss on sale of property, plant and equipment	4	—
Loss on exchange or conversion of debt	—	2,202
Stock-based compensation	1,349	683
Depreciation and amortization	6,656	6,520
Non-cash lease expense	48	—
Non-cash interest expense	1,346	1,706
Other non-cash expenses	—	6
Changes in operating assets and liabilities:
Accounts receivable	(609)	528
Inventories	(35)	1,196
Prepaid expenses and other current assets, deposits and other assets	(1,824)	(630)
Accounts payable, accrued expenses and long-term liabilities	1,294	(425)
Net cash used in operating activities	(20,839)	(15,851)

Investing Activities
Acquisitions of property, plant and equipment	(5,989)	(2,233)
Proceeds from sale of property, plant and equipment	32	—
Investment in Juhl	(1,500)	—
Net cash used in investing activities	(7,457)	(2,233)

Financing Activities
Payments on secured debt	(292)	—
Debt and equity offering costs	(232)	(392)
Proceeds from issuance of common stock and common stock warrants	11,589	39,394
Proceeds from the exercise of warrants	—	1,263
Net settlement of common stock under stock plans	(201)	—
Net cash provided by financing activities	10,864	40,265

Net (decrease) increase in cash and cash equivalents	(17,432)	22,181

Cash and cash equivalents	33,734	11,553
Beginning of year
	$16,302	$33,734
End of year

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

Supplemental disclosures of cash and non-cash investing	Year Ended December 31,
and financing transactions	2019	2018

Cash paid for interest	$1,391	$1,945
Non-cash purchase of property, plant and equipment	368	919
Equipment and insurance financed with notes payable	1,041	—
Conversion and exchanges of convertible debt for common stock	—	3,701
Fair value of 2020 Notes embedded derivative upon exchange	—	2,193
Fair value of warrants at issuance and upon exercise, net	—	4,905

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

1. Nature of Business and Financial Condition

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) are commercializing the next generation of jet fuel, gasoline and diesel fuel with the potential to achieve zero carbon emissions and address the market need of reducing greenhouse gas (“GHG”) emissions with sustainable alternatives. The Company uses low-carbon renewable resource-based carbohydrates as raw materials (primarily from non-food corn, but also sugar cane, molasses or other cellulosic sugars) and is in an advanced state of developing renewable electricity and renewable natural gas (“RNG”) for use in production processes. As a result, Gevo is able to produce low-carbon fuels with substantially reduced carbon intensity (as measured by the level of GHG emissions compared to standard petroleum fossil-based fuels across their lifecycle). The Company’s products perform as well or better than traditional fossil-based fuels in infrastructure and engines, but with substantially reduced GHG emissions. In addition to addressing the environmental problems of fossil-based carbon fuels, the Company’s technology also enables certain plastics, such as polyester, to be made with more sustainable ingredients.

Gevo’s ability to penetrate the growing low-carbon fuels market depends on the price of oil and the value of abating carbon emissions that would otherwise increase GHG emissions. The Company believes that its proven, patented technology that enables the use of a variety of low-carbon sustainable feedstocks to produce price-competitive, low-carbon products, such as alcohol-to-jet fuel (“ATJ”), gasoline components like isooctane and isobutanol and diesel fuel, yields the potential to generate project and corporate returns that would justify the build-out of a multi-billion-dollar business.

Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing certain capital improvements at Company’s production facility located in Luverne, Minnesota (the "Luverne Facility") to increase the production capacity of renewable jet fuel and isooctane and other related products that can be made from isobutanol; (ii) completing the Company's development activities resulting in commercial production and sales of renewable hydrocarbon products and low-carbon ethanol; (iii) obtaining adequate financing to complete the Company's development activities, including the build out of renewable hydrocarbon capacity; (iv) gaining market acceptance and demand for the Company's products and services; (v) attracting and retaining qualified personnel; and (vi) achieving a level of revenues adequate to support the Company's cost structure.

Financial Condition. For the years ended December 31, 2019 and 2018, the Company incurred a consolidated net loss of $28.7 million and $28.0 million, respectively, and had an accumulated deficit of $458.0 million as of December 31, 2019. The Company’s cash and cash equivalents as of December 31, 2019 totaled $16.3 million and are expected to be used for the following purposes: (i) operating activities of the Luverne Facility; (ii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iii) capital improvements primarily associated with the Luverne Facility; (iv) exploration of strategic alternatives and new financings; and (v) debt service obligations.

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

Existing working capital was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date the Company’s audited 2019 year-end financial statements were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its senior secured debt and issued and outstanding convertible notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. The at-the-market offering program was amended multiple times during 2018 to increase the available capacity under the at-the-market offering program by an aggregate of approximately $84.9 million. In August 2019, the at-the-market offering was further amended to increase the available capacity under the at-the-market offering program by $10.7 million.

During the year ended December 31, 2019, the Company issued 3,965,688 shares of common stock under the at-the-market offering program for gross proceeds of $11.5 million, net of commissions and other offering related expenses. As of December 31, 2019, the Company has remaining capacity to issue up to approximately $8.8 million of common stock under the at-the-market offering program.

From January 1, 2020 to February 29, 2020, the Company issued 425,766 shares of common stock under the at-the-market offering program for gross proceeds of $0.9 million, net of commissions and other offering related expenses. As of February 29, 2019, we had capacity to issue up to $7.8 million of common stock under the at-the-market offering program.

During the year ended December 31, 2018, the Company issued 6,936,930 shares of common stock under the at-the-market offering program for net proceeds of $38.9 million, net of commissions and offering related expenses.

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

Basis of Presentation. The Consolidated Financial Statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development, LLC and Agri-Energy, LLC) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the U.S. ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at December 31, 2019.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not affect total revenues, costs and expenses, net income or stockholders’ equity.

Concentrations of Credit Risk. The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit-quality financial institutions and are primarily in demand deposit accounts.

Cash and Cash Equivalents. The Company maintains its cash and cash equivalents in highly liquid interest-bearing money market accounts or non-interest bearing demand accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable. The Company records receivables for products shipped and services provided but for which payment has not yet been received. As of December 31, 2019 and 2018, no allowance for doubtful accounts has been recorded, based upon the expected full collection of the accounts receivable. As of December 31, 2019, three customers, Eco-Energy, LLC ("Eco-Energy"), Purina Animal Nutrition, LLC (“Purina”), formerly Land O'Lakes Purina Feed, LLC, and HCS Group GmbH ("HCS") comprised 57%, 13% and 15% of the Company's outstanding trade accounts receivable, respectively. As of December 31, 2018, two customers, Eco-Energy and Purina, comprised 66% and 27% of the Company's outstanding trade accounts receivable, respectively.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Inventories. Inventory is recorded at net realizable value. Cost of goods sold is determined by average cost method. Isobutanol and ethanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead costs. Spare Parts inventory consists of the parts required to maintain and operate the Company’s Luverne Facility and is recorded at cost.

Derivative Instruments. The Company evaluates its contracts for potential derivatives which Gevo, Inc. uses to raise capital. See Note 7 for a description of the Company’s accounting for embedded derivatives.

Warrants. The Company has warrants outstanding as of December 31, 2019 representing 54,989 shares of Gevo's common stock, which expire at various dates through February 17, 2022. The exercise prices of the warrants range from $3.80 to $220.00 as of December 31, 2019. Based on the terms of the warrant agreements, the Company has determined that all warrants issued since 2013 qualify as derivatives and, as such, are included in "Accounts Payable and Accrued Liabilities" on the Consolidated Balance Sheets  and recorded at fair value each reporting period. The decrease (increase) in the estimated fair value of the warrants outstanding as of December 31, 2019 and 2018 represents an unrealized gain (loss) which has been recorded as a gain (loss) from the change in fair value of derivative warrant liability in the Consolidated Statements of Operations.

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

Impairment of Property, Plant and Equipment. The Company’s property, plant and equipment consist primarily of assets associated with the acquisition and upgrade of the Luverne Facility. The Company assesses impairment of property, plant and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate, or legal or regulatory factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.

The Company evaluated its Luverne Facility for impairment as of December 31, 2019 and 2018. These evaluations included comparing the carrying amount of the acquisition and upgrade of the Luverne Facility to the estimated undiscounted future cash flows at the Luverne Facility as this represents the lowest level of identifiable cash flows. Significant assumptions included in the estimated undiscounted future cash flows include, among others, estimates of the:

•	sales price of isobutanol, hydrocarbons, ethanol and by-products such as dried distillers grains;

•	purchase price of corn;

•	production levels of isobutanol;

•	capital and operating costs to produce isobutanol; and

•	estimated useful life of the primary asset.

Factors which can impact these assumptions include, but are not limited to:

•	effectiveness of the Company’s technology to produce isobutanol at targeted margins;

•	demand for isobutanol and oil prices; and

•	harvest levels of corn.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Based upon the Company’s evaluation at December 31, 2019 and 2018, the Company concluded that the estimated undiscounted future cash flows from the Luverne Facility exceeded the carrying value and, as such, these assets were not impaired. Although the Company’s cash flow forecasts are based on assumptions that are consistent with its planned use of the assets, these estimates required significant exercise of judgment and are subject to change in future reporting periods as facts and circumstances change. Additionally, the Company may make changes to its business plan that could result in changes to the expected cash flows. As a result, it is possible that a long-lived asset may be impaired in future reporting periods.

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

Debt Issue Costs. Debt issue costs are costs incurred in connection with the Company’s debt financings that have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt using the effective interest method.

Revenue Recognition. The Company records revenue from the sale of ethanol and related products, hydrocarbon products and funding from government grants and cooperative agreements. The Company recognizes revenue when all of the following criteria are satisfied: (i) it has identified a contract with a customer; (ii) it has identified the performance obligations of the customer; (iii) it has determined the transaction price; (iv) it has allocated the transaction price to the identified performance obligations in the contract with the customer; and (v) it has satisfied each individual performance obligation with the contract with a customer.

Ethanol and related products as well as hydrocarbon products are generally shipped free-on-board shipping point. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers. In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, commissions due to marketers are deducted from the gross sales price at the time payment was remitted. Ethanol and related products sales are recorded net of commissions and shipping and handling costs. Sales and other taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue.

Revenue related to government research grants and cooperative agreements is recognized in the period during which the related costs are incurred, provided that the conditions under the awards have been met and only perfunctory obligations are outstanding. Revenues related to lease agreements are recognized on a straight-line basis over the term of the contract.

For the years ended December 31, 2019 and 2018, Eco-Energy accounted for approximately 71% and 72% of the Company's consolidated revenue, respectively. Purina represented approximately 17% and 21% of the Company's consolidated revenue for the years ended December 31, 2019 and 2018, respectively. All are customers of the Company's Gevo Development/Agri-Energy segment (see Note 16). Given the production capacity compared to the overall size of the North American market and the fungible demand for the Company's products, the Company does not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon the Company's financial results.

Cost of Goods Sold. Cost of goods sold includes costs incurred in conjunction with the operations for the production of isobutanol at the Luverne Facility and costs directly associated with the ethanol and related products production process such as costs for direct materials, direct labor and certain plant overhead costs. Costs associated with the operations for the production of isobutanol includes costs for direct materials, direct labor, plant utilities, including natural gas and plant depreciation. Direct materials consist of dextrose for initial production of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations at the Luverne Facility. Costs of direct materials for the production of ethanol and related products consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in the operation of the Luverne Facility. Plant overhead costs primarily consist of plant utilities and plant depreciation. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. The Company purchases natural gas to power steam generation in the production process and to dry the distillers grains, a by-product of ethanol and related products production.

Patents. All costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain. Patent-related legal expenses incurred are recorded as selling, general and administrative expense.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Research and Development. Research and development costs are expensed as incurred and are recorded as research and development expense in the Consolidated Statements of Operations. The Company’s research and development costs consist of expenses incurred to identify, develop, and test its technologies for the production of isobutanol and the development of downstream applications thereof. Research and development expense includes personnel costs, consultants and related contract research, facility costs, supplies, depreciation on property, plant and equipment used in development, license fees and milestone payments paid to third parties for use of their intellectual property and patent rights and other direct and allocated expenses incurred to support the Company’s overall research and development programs.

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

Net Loss Per Share. Basic net loss per share is computed by dividing the net loss attributable to Gevo's common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ending December 31, 2019 and 2018 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities that could potentially dilute the calculation of diluted earnings per share:

	Year Ended December 31,
	2019	2018

Warrants to purchase common stock - liability classified	54,989	55,963
Warrants to purchase common stock - equity classified	—	6
Convertible 2020 Notes	974,139	1,071,674
Outstanding options to purchase common stock	1,561	2,311
Stock appreciation rights	127,225	132,566
Unvested restricted common stock	—	290,300
Total	1,157,914	1,552,820

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

Financial Instruments - Credit Losses. Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses Measurement of Credits Losses on Financial Instruments (“ASU 2016-13”), which replaces accounting for credit losses for most financial assets, including trade accounts receivable, and certain other instruments that are not measured at fair value through income. ASU 2016-13 replaces the current “incurred loss” model, in which losses are recognized when a loss is incurred as of the date of the balance sheet, to an “expected credit loss” model, which includes a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. It is expected that the adoption of this standard will primarily apply to the valuation of the Company’s trade accounts receivables. The Company sells primarily to a small quantity of large customers with significant balance sheets and those financial assets are often settled within one-to-two weeks after the completion of the corresponding sales transaction. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s Consolidated Financial Statements.

Adoption of New Accounting Pronouncements

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires most contracts which convey over a period of time the right to use or control the use of an asset to be recognized on a company’s financial statements. The objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 was effective for fiscal years beginning after December 15, 2018. The standard required using the modified retrospective transition method and applying ASU 2016-02 either at the (i) latter of the earliest comparative period presented in the financial statements or commencement date of the lease, or (ii) beginning of the period of adoption. The Company adopted the standard effective January 1, 2019 with no retrospective adjustment to prior periods presented in the financial statements. There was no impact to the opening balance of retained earnings as of January 1, 2019 as a result of the adoption of this standard.

As a result of adopting ASU 2016-02, the Company recognized $1.2 million in right-to-use assets and related lease liabilities at January 1, 2019. The Company elected both (i) the short-term lease scope exception for leases with original terms of twelve months or less and (ii) the package of practical expedients, which included the ability to classify leases as operating, for those leases existing prior to January 1, 2019 that were previously classified as operating under Accounting Standards Codification ("ASC") 840, Leases, the superseded accounting standard for the accounting for leases.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

3. Revenues from Contracts with Customers and Other Revenues

The Company’s current and historical revenues have consisted of the following: (a) ethanol sales and related products revenue, net; (b) hydrocarbon revenue; and (c) grant and other revenue, which has historically consisted primarily of revenues from governmental and cooperative research grants.

Ethanol sales and related products revenues, net. Ethanol sales and related products revenues, net are sold to customers on a free-on-board, shipping point basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services.

Hydrocarbon revenue. Hydrocarbon revenues include sales of ATJ, isooctene and isooctane and are sold mostly on a free-on-board, shipping point basis. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Year Ended December 31, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$22,115	$—	$22,115
Hydrocarbon revenue	2,338	—	2,338
Grant and other revenue	—	34	34

	$24,453	$34	$24,487
Timing of Revenue Recognition

Goods transferred at a point in time	$24,453	$—	$24,453
Services transferred over time	—	34	34

	$24,453	$34	$24,487

	Year Ended December 31, 2018
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$31,641	$—	$31,641
Hydrocarbon revenue	1,197	—	1,197
Grant and other revenue	25	—	25

	$32,863	$—	$32,863
Timing of Revenue Recognition

Goods transferred at a point in time	$32,838	$—	$32,838
Services transferred over time	25	—	25

	$32,863	$—	$32,863

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Goods transferred at a point-in-time. For the years ended December 31, 2019 and 2018, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of December 31, 2019 and 2018, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point”. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Services transferred over time. For the years ended December 31, 2019 and 2018, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of December 31, 2019 and 2018, respectively, there were no material unfulfilled or partially fulfilled performance obligations.

For the years ended December 2019 and 2018, revenues were recognized ratably over time, as the performance obligation was satisfied and benefit to the customer was transferred on a ratable basis over time.

Contract Assets and Trade Receivables. As of December 31, 2019 and 2018, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of December 31, 2019 or 2018.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company identified three lease agreements that qualify as “operating” based on the terms and conditions at the commencement date for each lease. These include the lease for the Company’s office and research facility in Englewood, Colorado, with a term expiring in July 2021, a lease of plant equipment with a term expiring in January 2021 used by Agri-Energy at the Luverne Facility and a lease of transportation equipment with a term expiring in June 2020 used by Agri-Energy at the Luverne Facility. All other leases qualified for the short-term scope exemption. This consists of a corporate apartment in Colorado and leases of transportation equipment located at both the Luverne Facility and the South Hampton Facility with original lease terms of less than twelve months.

Upon adoption of ASC 842, Leases, which was effective January 1, 2019, the Company recognized a total of $1.2 million of right-to-use assets and related lease liabilities. Within the Consolidated Balance Sheet at December 31, 2019, $0.6 million of right-to-use assets with a remaining term exceeding twelve months are included in "Deposits and other assets". For the related lease liabilities, $0.4 million are included in "Accounts payable and accrued liabilities" for the current portion and $0.3 million are included in "Other long-term liabilities" for the non-current portion.

The Company recognizes rent expense on its operating leases on a straight-line basis.

There are two contractual agreements related to equipment improvements at the Luverne Facility that were not recognized as of December 31, 2019 as a result of operating contingencies which must be satisfied before the Company is obligated under the terms of the contract. The total estimated fair value of unrecognized right-to-use assets and related lease liabilities relating to these contracts was approximately $3.0 million as of December 31, 2019.

The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases for the year ended December 31, 2019:

Lease Cost
Operating lease cost	$1,554
Short-term lease cost	66
Variable lease expense (1)	119

Total lease cost	$1,739
(1) Represents amounts incurred in excess of minimum payments for common area maintenance and present value discounts.

Other Information
Cash paid for the measurement of lease liabilities
Operating cash flows from operating leases	$1,554
Right-to-use assets obtained in exchange for new operating lease liabilities	$280
Weighted-average remaining lease term, operating leases (months)	21.0
Weighted-average discount rate - operating leases	12%

The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2019 (in thousands):

Year Ending December 31,
2020	$684
2021	336
2022 and thereafter	—

Total	1,020
Less: Amounts representing present value discounts	(80)

Total lease liabilities	$940

5. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands):

	December 31,
	2019	2018
Raw materials
Corn	$267	$29
Enzymes and other inputs	184	204
Finished goods
Jet Fuels, Isooctane and Isooctene	571	394
Isobutanol	135	549
Ethanol	93	182
Distillers grains	54	54
Work in process
Agri-Energy	254	214
Gevo	122	89
Spare parts	1,521	1,451

Total inventories	$3,201	$3,166

Work in process inventory includes unfinished jet fuel, isooctane and isooctene inventory.

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life			December 31,
	(in years)			2019	2018

Luverne retrofit asset		20		$70,820	$70,842
Plant machinery and equipment		10		17,413	16,285
Site improvements		10		7,054	7,055
Lab equipment, furniture and fixtures and vehicles		5		6,393	6,574
Demonstration plant		2		3,597	3,597
Buildings		10		2,543	2,543
Leasehold improvements, pilot plant, land and support equipment	2	to	5	2,523	2,542
Computer, office equipment and software	3	to	6	2,034	2,335
Construction in progress		—		7,710	3,478

				120,087	115,251
Less accumulated depreciation and amortization				(53,391)	(47,789)

Property, plant and equipment, net				$66,696	$67,462

The Company recorded depreciation and amortization expense related to property, plant and equipment as follows (in thousands):

	Year Ended December 31,
	2019	2018

Cost of goods sold	$6,282	$6,250
Operating expenses	210	267

Total depreciation and amortization	$6,492	$6,517

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

7. Embedded Derivatives

2020 Notes Embedded Derivative

In June 2017, the Company issued its 12% convertible senior secured notes due 2020 (the “2020 Notes”) in exchange for its 12.0% convertible senior secured notes due 2017 (the “2017 Notes”). The 2020 Notes contain the following embedded derivatives: (i) a Make-Whole Payment (as defined in the indenture governing the 2020 Notes (the “2020 Notes Indenture”)) upon either conversion or redemption; (ii) right to redeem the outstanding principal upon a Fundamental Change (as defined in the 2020 Notes Indenture); (iii) issuer rights to convert into a limited number of shares in any given three-month period commencing nine months from the issuance date and dependent on the stock price exceeding 150% of the then in-effect conversion price over a ten-business day period; and (iv) holder rights to convert into either shares of the Company’s common stock or pre-funded warrants upon the election of the holders of the 2020 Notes.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2019 and 2018, the estimated fair value of the embedded derivatives was $0 and $0.4 million, respectively. The Company recorded a $0.4 million and $2.6 million gain to reflect the change in fair value of the embedded derivative in the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively. The Company recorded the estimated fair value of the embedded derivative as a component of current liabilities in the Consolidated Balance Sheet.

The following table sets forth the inputs to the lattice model that were used to value the embedded derivatives:

	December 31,	December 31,
	2019	2018

Stock price	$2.31	$1.96
Conversion Rate	$67.95	$67.95
Conversion Price	$14.72	$14.72
Maturity date	March 15, 2020	March 15, 2020
Risk-free interest rate	1.52%	2.57%
Estimated stock volatility	60%	150%
Estimated credit spread	27%	31%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded featured within the 2020 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands):

	December 31,
	2019	2018

Accrued production fees	$1,946	$1,648
Accounts payable - trade	1,474	1,944
Accrued utilities and supplies	645	344
Other accrued liabilities	1,613	960

Total accounts payable and accrued liabilities	$5,678	$4,896

9. Debt

2020 Notes

The following table sets forth information pertaining to the 2020 Notes which is included in the Company’s Consolidated Balance Sheets (in thousands):

	Principal Amount of 2020 Notes	Debt Discount	Debt Issue Costs	Total 2020 Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020 Notes Embedded Derivative

Balance - December 31, 2017	$16,657	$(2,501)	$(665)	$13,491	$5,224	$18,715

Amortization of debt discount	—	1,094	—	1,094	—	1,094
Amortization of debt issue costs	—	—	309	309	—	309
Paid-in-kind interest	304	—	—	304	—	304
Change in fair value of 2020 Notes embedded derivative	—	—	—	—	(2,637)	(2,637)
Conversion of 2020 Notes into common stock	(3,186)	428	114	(2,644)	(2,193)	(4,837)

Balance - December 31, 2018	13,775	(979)	(242)	12,554	394	12,948

Amortization of debt discount	—	856	—	856	—	856
Amortization of debt issue costs	—	—	212	212	—	212
Paid-in-kind interest	278	—	—	278	—	278
Change in fair value of 2020 Notes embedded derivative	—	—	—	—	(394)	(394)

Balance - December 31, 2019	$14,053	$(123)	$(30)	$13,900	$—	$13,900

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the “2017 Purchase Agreement”) with WB Gevo, LTD (the “2017 Holder”) the holder of the Company's 12.0% convertible senior secured notes due 2017 (the "2017 Notes"), which were issued under that certain Indenture dated as of June 6, 2014, by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society ("FSB"), as trustee and as collateral trustee (as supplemented, the “2017 Notes Indenture”), and Whitebox Advisors LLC ("Whitebox"), in its capacity as representative of the 2017 Holder. Pursuant to the terms of the 2017 Purchase Agreement, the 2017 Holder, subject to certain conditions, including approval of the transaction by the Company's stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the “2017 Exchange”). On June 20, 2017, the Company completed the 2017 Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes.

The 2020 Notes had a maturity date of March 15, 2020 and were secured by a first lien on substantially all of our assets. The 2020 Notes had an interest rate equal to 12% per annum (with 2% potentially payable as PIK Interest (as defined and described below) at our option), payable on March 31, June 30, September 30 and December 31 of each year. To the extent that the Company paid any portion of the interest due on the 2020 Notes as PIK Interest, the maximum aggregate principal amount of 2020 Notes that would have been convertible into shares of the Company's common stock increased.

Under certain circumstances, the Company had the option to pay a portion of the interest due on the 2020 Notes by either (a) increasing the principal amount of the 2020 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”).

Additional shares of the Company's common stock could also have become issuable pursuant to the 2020 Notes in the event the Company was required to make certain make-whole payments as provided in the 2020 Notes Indenture.

The 2020 Notes were convertible into shares of the Company's common stock, subject to certain terms and conditions. The initial conversion price of the 2020 Notes was equal to $14.72 per share of common stock, or 0.0679 shares of common stock per $1 principal amount of 2020 Notes.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

2020/21 Notes

On January 10, 2020, the Company entered into an Exchange and Purchase Agreement (the “2020/21 Purchase Agreement”) with the guarantors party thereto, the 2017 Holder and Whitebox Advisors LLC ("Whitebox"), in its capacity as representative of the 2017 Holder. Pursuant to the terms of the 2020/21 Purchase Agreement, the 2017 Holder, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2020 Notes, which was approximately $14.1 million including unpaid accrued interest, for approximately $14.4 million in aggregate principal amount of the Company's newly created 12.0% Convertible Senior Notes due 2020/21 (the "2020/21 Notes") (the “2020/21 Exchange”).  Pursuant to the 2020/21 Purchase Agreement, the Company also granted the 2017 Holder an option to purchase up to an additional aggregate principal amount of approximately $7.1 million of 2020/21 Notes (the “2020/21 Option Notes”), at a purchase price equal to the aggregate principal amount of such 2020/21 Option Notes purchased less an original issue discount of 2.0%, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020/21 Notes issued, at any time during the period beginning on the date of closing of the 2020/21 Exchange and ending on the later of (a) 180 days thereafter, and (b) 30 days following the date on which Stockholder Approval (as described below) is obtained. In addition, on January 10, 2020, the Company completed the 2020/21 Exchange, terminated the 2017 Notes Indenture and cancelled the 2020 Notes. In addition, the Company entered into an Indenture by and among the Company, the guarantors named therein (the “2020/21 Notes Guarantors”) and FSB, as trustee and as collateral trustee (the “2020/21 Notes Indenture”), pursuant to which the Company issued the 2020/21 Notes.

The 2020/21 Notes will mature on December 31, 2020, provided that the maturity date will automatically be extended to April 1, 2021 if (i) approval of a stockholder proposal is obtained prior to March 20, 2020 for the issuance of shares of the Company’s common stock under the 2020/21 Notes Indenture in excess of 19.99% of the outstanding shares of the Company’s common stock on the date of the 2020/21 Notes Indenture (the “Stockholder Approval”), and (ii) the aggregate outstanding principal balance of the 2020/21 Notes (including any 2020/21 Option Notes) as of December 15, 2020 is less than $7 million. The 2020/21 Notes bear interest at a rate equal to 12% per annum (with 4% payable as PIK Interest (as defined and described below)), payable on March 31, June 30, September 30 and December 31 of each year. Under certain circumstances, the Company will have the option to pay a portion of the interest due on the 2020/21 Notes by either (a) increasing the principal amount of the 2020/21 Notes by the amount of interest then due or (b) issuing additional 2020/21 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”). In the event the Company pays any portion of the interest due on the 2020/21 Notes as PIK Interest, the maximum aggregate principal amount of 2020/21 Notes that could be convertible into shares of the Company’s common stock will be increased.

The 2020/21 Notes are convertible into shares of the Company’s common stock voluntarily by the 2017 Holder at the conversion price, subject to certain terms and conditions. The initial conversion price of the 2020/21 Notes is equal to $2.442 per share of the Company’s common stock (the “2020/21 Notes Conversion Price”), or 0.4095 shares of the Company’s common stock per $1 principal amount of 2020/21 Notes. The Company and the 2017 Holder may also mutually agree on other conversions of the 2020/21 Notes into shares of the Company’s common stock on a monthly basis (a “Contractual Conversion”) pursuant to the terms of the 2020/21 Notes Indenture. The 2020/21 Notes Conversion Price in a Contractual Conversion will be reduced to the lesser of the then-applicable 2020/21 Notes Conversion Price or a 10% discount to the average of the daily volume weighted average price of the Company’s common stock for the three forward trading days prior to the date of the Contractual Conversion.

Each 2017 Holder has agreed not to convert its 2020/21 Notes into shares of the Company’s common stock to the extent that, after giving effect to such conversion, the number of shares of the Company’s common stock beneficially owned by such 2017 Holder and its affiliates would exceed 4.99% of the Company’s common stock outstanding at the time of such conversion (the “4.99% Ownership Limitation”); provided that a 2017 Holder may, at its option and upon 61 days’ prior notice to the Company, increase such threshold to 9.99% (the “9.99% Ownership Limitation”). If a conversion of 2020/21 Notes by a 2017 Holder would exceed the 4.99% Ownership Limitation or the 9.99% Ownership Limitation, as applicable, the 2020/21 Purchase Agreement contains a provision granting the 2017 Holder a fully funded prepaid warrant for such common stock with a term of nine months, subject to a six-month extension, which it can draw down from time to time.

The 2020/21 Notes may be redeemed in whole or in part, at the Company’s option, for cash at any time after the Stockholder Approval is obtained and upon 120 days’ notice to the 2017 Holder. Following a notice of redemption of the 2020/21 Notes by the Company, the 2017 Holder may elect to convert the 2020/21 Notes into shares of the Company’s common stock at the same conversion price as applicable to a Contractual Conversion.

The 2020/21 Notes do not contain any anti-dilution adjustments for future equity issuances that are below the 2020/21 Notes Conversion Price, and adjustments to the 2020/21 Notes Conversion Price will only generally be made in the event that there is a dividend or distribution paid on shares of the Company’s common stock, a subdivision, combination or reclassification of the Company’s common stock, or at the discretion of the Board of Directors of the Company in limited circumstances and subject to certain conditions.

The 2020/21 Notes are secured by a lien on substantially all of the assets of the Company and the 2020/21 Notes Guarantors, including intellectual property and real property, and are guaranteed by the Company’s existing subsidiaries.

Under certain circumstances, the Company may file one or more registration statements on Form S-3 or amend filings in order to register shares of common stock for sale or resale, as necessary in connection with the 2020/21 Notes.

Notes Payable - Other

During the fourth quarter 2019, the Company purchased equipment and financed part of its insurance obligation. The equipment notes pay interest between 3.9% - 4.0%, have total monthly payments of $0.01 million and mature at various dates from August 2020 to December 2024. The equipment loans are secured by the related equipment. The balance of these notes at December 31, 2019 are as follows (in thousands):

Equipment	$321
Insurance	428

749
Less current portion	(516)

Long-term portion	$233

Future payments for Notes Payable - Other are as follows (in thousands):

Year ending December 31,	Amount

2020	$516
2021	79
2022	60
2023	62
2024	32

$749

2022 Notes

In July 2012, the Company sold $45.0 million in aggregate principal amount of its 7.5% convertible senior notes due July 2022 (the "2022 Notes") for net proceeds of $40.9 million, after accounting for $2.7 million and $1.4 million of discounts and issue costs, respectively. The 2022 Notes had an interest rate of 7.5%, which was to be paid semi-annually in arrears on January 1 and July 1 of each year. In the first quarter of 2018, the Company issued an aggregate 39,016 shares in exchange for the redemption of the remaining $0.5 million in outstanding 2022 Notes.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

10. Equity Incentive Plans

2006 Omnibus Securities and Incentive Plan. During 2006, the Company established the Gevo, Inc. 2006 Omnibus Securities and Incentive Plan (the “2006 Plan”). Pursuant to the 2006 Plan, the Company granted stock awards to employees and directors of the Company. Upon adoption of the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated, the “2010 Plan”), no further grants can be made under the 2006 Plan. At December 31, 2019, there were no remaining shares available for future grants of stock awards. To the extent outstanding awards under the 2006 Plan expire, or are forfeited, cancelled, settled, or become unexercisable without the issuance of shares, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Plan. The 2010 Plan provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. On June 10, 2019, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance to 3,266,661 shares. In July 2019, the Company issued 254,500 shares of common stock in relation to restricted stock awards granted on August 9, 2018. In July 2019, the Company also issued 1,283,032 shares of common stock in relation to restricted stock awards granted on June 24, 2019 and 25,581 shares of common stock in relation to restricted stock awards granted on August 8, 2019, in each case vesting over two years, to its employees and directors. In August 2019, the Company withheld 79,790 shares of common stock to settle income taxes related to the vested restricted stock awards for certain employees. At December 31, 2019, an additional 1,785,829 shares were available for issuance upon the exercise of outstanding stock option awards or the grant of stock appreciation rights and restricted stock awards under the 2010 Plan.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the Employee Stock Purchase Plan (the "ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of December 31, 2019 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during 2019.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

Stock-Based Compensation Expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands):

	Year Ended December 31,
	2019	2018
Stock options and ESPP awards
Research and development	$—	$21
Selling, general and administrative	—	48

Restricted stock awards
Research and development	228	85
Selling, general and administrative	993	417

Stock appreciation rights
Research and Development	66	61
Selling, general and administrative	62	51

Total stock-based compensation	$1,349	$683

There were no stock options granted during the years ended December 31, 2019 or 2018.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Stock Option Award Activity. Stock option activity under the Company’s option plans at December 31, 2019 and changes during the year ended December 31, 2019 were as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(years)	Value

Options outstanding at December 31, 2018	2,313	$2,358.44	6.87	$—
Granted	—	$—
Canceled or forfeited	(752)	$5,151.80
Exercised	—	$—

Options outstanding at December 31, 2019	1,561	$928.79	6.56	$—

Options exercisable at December 31, 2019	1,511	$1,043.47	6.53	$—

Options vested and expected to vest at December 31, 2019	1,561	$928.79	6.56	$—

The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the difference between the closing price of Gevo’s common stock on the last trading day of the 2019 calendar year and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2019.

As of December 31, 2019, there was no unrecognized compensation cost related to stock options.

There is a maximum contractual term of ten years for the share options. The Company settles stock option exercises with newly issued common shares. No tax benefits were realized by the Company in connection with these exercises as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire tax benefit.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Restricted Stock. The Company periodically grants restricted stock awards to employees and directors. The vesting period for restricted stock awards granted may be based upon a service period or based upon the attainment of performance objectives. The Company recognizes stock-based compensation over the vesting period, generally two to three years, for awards that vest based upon a service period. For performance based restricted stock awards, the Company recognizes expense over the requisite service period.

Non-vested restricted stock awards at December 31, 2019 and changes during the year ended December 31, 2019 were as follows.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2018	290,300	$3.45
Granted	1,308,613	$1.91
Vested	(254,500)	$3.45
Canceled or forfeited	(35,800)	$3.45

Non-vested at December 31, 2019	1,308,613	$1.91

The total fair value of restricted stock that vested during the years ended December 31, 2019 and 2018 was $0.7 million and $0.5 million, respectively. As of December 31, 2019, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $1.8 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.5 years.

Stock Appreciation Rights. The Company granted 132,566 stock appreciation rights valued at an aggregate of $0.6 million on the respective dates of grant during the year ended December 31, 2018. The vesting period for stock appreciation rights granted are based upon a service period. The stock appreciation rights have the potential to be cash settled in the event there are insufficient shares available from the 2010 Plan and are therefore classified as a liability and remeasured at each reporting period based on the price of the Company's common stock.

The following table sets forth the Black-Scholes option pricing model assumptions and resulting grant date fair value for stock appreciation rights granted during the year ended December 31, 2018 (there were no grants of stock appreciation rights during the year ended December 31, 2019):

	December 31, 2018	Grant Date(1)

Risk-free interest rate	2.54%	2.84%
Expected dividend yield	—	—
Expected volatility factor	134.17%	125.03%
Expected option life (in years)	5.75	5.75
Weighted average value	$1.65	$4.53

(1) Stock appreciation rights were granted on May 2, 2018 and August 9, 2018. The values reported above are the weighted-average grant date value. The weighted-average strike price was $5.23 per share.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $400.3 million and $375.7 million, respectively, which may be used to offset future taxable income. The Company also had federal research and development tax credit carryforwards and other federal tax credit carryforwards which aggregate to $3.5 million at December 31, 2019. These carryforwards expire at various times through 2039 and may be limited in their annual usage by Section 382 of the Internal Revenue Code, as amended, relating to ownership changes.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets (in thousands):

	December 31,
	2019	2018
Deferred tax assets, net:
Net operating loss carryforwards	$109,813	$103,612
Research and other credits	3,482	3,482
Operating lease assets	(170)	—
Operating lease liabilities	199	—
Other temporary differences	4,851	3,760

Deferred tax assets	118,175	110,854
Valuation allowance	(118,175)	(110,854)

Net deferred tax assets	$—	$—

The Company recognizes uncertain tax positions net, against any operating losses or applicable research credits as they arise. Currently, there are no uncertain tax positions recognized at December 31, 2019. The Company has provided a full valuation allowance on its deferred tax assets at December 31, 2019 and 2018, as management believes it is more likely than not that the related deferred tax asset will not be realized. The reported amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses, primarily because of changes in the valuation allowance.

The following table sets forth reconciling items from income tax computed at the statutory federal rate:

	Year Ended December 31,
	2019	2018

Federal income tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefits	7.0%	6.2%
Impact of change in statutory tax rates	(0.2%)	(8.8%)
Permanent deductions	(0.1%)	(3.7%)
Valuation allowance	(27.7%)	(14.7%)

Effective tax rate	—%	—%

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The Company’s evaluation was performed for the tax periods from inception to December 31, 2019. The Company is subject to examination by major tax jurisdictions for the years ended December 31, 2015 to 2019.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically with any material impact to its financial results. The Company would recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations. Accrued interest and penalties would be included within the related tax liability line in the Consolidated Balance Sheets.

13. Employee Benefit Plan

The Company’s employees participate in the Gevo, Inc. 401(k) Plan (the “401(k) Plan”). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees after three months of service with quarterly entry dates. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. The Company may make matching and/or discretionary contributions to the 401(k) Plan. The Company did not provide an employer match during the years ended December 31, 2019 or 2018.

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2019 and 2018, the Company did not have any liabilities associated with indemnities.

In addition, the Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws, in each case, as amended to date, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The duration of these indemnifications, commitments, and guarantees varies and, in certain cases, is indefinite. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2019.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

These tables present the carrying value and fair value, by fair value hierarchy, of the Company's financial instruments at December 31, 2019 and 2018, respectively (in thousands). The Company believes that the fair value of its Notes Payable - Other approximated book value, which totaled $0.7 million at December 31, 2019.

		Fair Value Measurements at December 31, 2019
	Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Derivative Warrant Liability	$8	$—	$—	$8

Nonrecurring
Corn and finished goods inventory	$940	$267	$673	$—

		Fair Value Measurements at December 31, 2018
	Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Derivative Warrant Liability	$22	$—	$—	$22
2020 Notes Embedded Derivative Liability	394	—	—	394

Total Recurring Fair Value Measurements	$416	$—	$—	$416

Nonrecurring
Corn and finished goods inventory	$1,047	$29	$1,018	$—

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)
	Derivative Warrant Liability	2020 Embedded Derivative Liability

Balance, December 31, 2018	$22	$394

Total (gains) or losses for the period included in earnings	(14)	(394)
Purchases	—	—

Balance, December 31, 2019	$8	$—

There were no transfers between Level 1 and Level 2 inputs. There were no transfers in or out of Level 3 inputs. There were no issuances, purchases, sales or settlements of Level 3 inputs during the year ended December 31, 2019.

The Company believes that the fair value of its accounts receivable and accounts payable approximate its book value due to their short-term nature.

Fair Value Methodology

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distillers grain based upon Level 1 inputs using quoted market prices. The Company records its isobutanol, hydrocarbon and ethanol inventory at market using Level 2 inputs.

2020 Notes. The Company has estimated the fair value of the 2020 Notes to be $13.5 million at June 20, 2017, the date the Company exchanged the 2017 Notes for the 2020 Notes, utilizing a binomial lattice model. The Company accounted for the 2020 Notes using the amortized cost method and reported $13.9 million and $12.6 million as of December 31, 2019 and 2018, respectively, net of debt discount and issuance costs.

2020 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0 at December 31, 2019 based upon Level 3 inputs. See Note 7, Embedded Derivatives, for the fair value inputs used to estimate the fair value of the 2020 Notes with and without the embedded derivative and the fair value of the embedded derivative.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s chief operating decision maker is provided with and reviews the financial results of each of the Company’s consolidated legal entities, Gevo, Inc., Gevo Development, LLC and Agri-Energy, LLC. The Company organizes its business segments based on the nature of the products and services offered through each of its consolidated legal entities. All revenue is earned and all assets are held in the U.S.

	Year Ended December 31,
	2019	2018
	(In thousands)
Revenues from external customers
Gevo	$2,338	$1,222
Gevo Development / Agri-Energy	22,149	31,641

Consolidated	$24,487	$32,863

Loss from operations
Gevo	$(12,360)	$(11,552)
Gevo Development / Agri-Energy	(13,991)	(10,649)

Consolidated	$(26,351)	$(22,201)

Interest expense
Gevo	$2,732	$3,237
Gevo Development / Agri-Energy	—	—

Consolidated	$2,732	$3,237

Depreciation and amortization expense
Gevo	$210	$269
Gevo Development / Agri-Energy	6,446	6,251

Consolidated	$6,656	$6,520

Acquisitions of plant, property and equipment
Gevo	$130	$27
Gevo Development / Agri-Energy	6,367	3,096

Consolidated	$6,497	$3,123

Revenue by geographic area
United States	$22,149	$31,641
Other	2,338	1,222

Consolidated	$24,487	$32,863

	December 31,
	2019	2018
Total assets
Gevo	$91,861	$105,379
Gevo Development / Agri-Energy	143,349	140,982
Intercompany eliminations (1)	(141,851)	(139,326)

Consolidated (2)	$93,359	$107,035

(1)	Includes intercompany sales of $0.4 million and $0.1 million during the years ended December 31, 2019 and 2018, respectively, for hydrocarbon sales.
(2)	All other significant non-cash items relate to the activities of Gevo.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation as of December 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2019.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following provides certain information with respect to our equity compensation plans in effect as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity Compensation Plans Approved by Stockholders
2010 Plan and 2006 Plan (1)	1,561	(2)	$928.79	1,785,829
Employee Stock Purchase Plan	—		$—	190
Equity Compensation Plans Not Approved by Stockholders	—		$—	—

Total	1,561		$928.79	1,786,019

___________________________________________

(1)

After the adoption of our 2010 Plan in February 2011, no further grants have been, or will be, made under the 2006 Plan and, to the extent outstanding awards under the 2006 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for future issuance under the 2010 Plan.

(2)	Consists only of outstanding stock options.

(3)	Awards issuable under the 2010 Plan may include stock options, stock appreciation rights, restricted stock units and other stock-based awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2020 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following Consolidated Financial Statements are included:

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1

3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2

4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2

4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and the California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
4.4*	Indenture, dated January 10, 2020, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee.	8-K	001-35073	January 13, 2020	4.1

4.5	Registration Rights Agreement, dated January 10, 2020, by and among Gevo, Inc. and the investors named therein.	8-K	001-35073	January 13, 2020	4.2

4.6	2015 Common Stock Unit Series A Warrant Agreement, dated February 3, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company, LLC.	8-K	001-35073	February 4, 2015	4.1

4.7	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015, by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1

4.8	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35073	December 15, 2015	4.1

4.9	Form of Amendment No. 1 to Series D Warrant.	8-K	001-35073	June 13, 2016	4.1

4.10	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35073	April 5, 2016	4.1

4.11	Form of Series I Warrant to Purchase Common Stock.	8-K	001-35073	September 15, 2016	4.1

4.12	Form of Series K Warrant to Purchase Common Stock.	8-K	001-35073	February 22, 2017	4.1

4.13	Description of Securities.					X

10.1†	Ethanol and Isobutanol Purchase and Marketing Agreement, dated February 16, 2018, between Eco-Energy, LLC and Agri-Energy, LLC.	8-K	001-35073	February 22, 2018	10.1

10.2†	License Agreement, dated July 12, 2005, by and between Gevo, Inc. and the California Institute of Technology.	S-1	333-168792	November 4, 2010	10.6

10.3†	Amendment No. 4, dated October 1, 2010, to the License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005.	S-1	333-168792	October 21, 2010	10.10

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.4#	Gevo, Inc. 2006 Omnibus Securities and Incentive Plan.	S-1	333-168792	August 12, 2010	10.11

10.5#	Form of Stock Option Agreement under the 2006 Omnibus Securities.	S-1	333-168792	August 12, 2010	10.13

10.6#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	June 13, 2019	10.1

10.7#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15

10.8#	Form of Restricted Shares Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.7

10.9#	Form of Stock Option Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.6

10.10#	Form of Stock Appreciation Rights Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.8

10.11#	Gevo, Inc. Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7

10.12#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1

10.13#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33

10.14#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Patrick Gruber.	S-1	333-168792	November 4, 2010	10.14

10.15#	Amendment Agreement, dated December 21, 2011, by and between and Patrick Gruber.	8-K	001-35073	December 27, 2011	10.1

10.16#	Second Amendment Agreement, dated February 16, 2015, by and between Gevo, Inc. and Patrick Gruber.	8-K	001-35073	February 17, 2015	10.1

10.17#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Christopher Ryan.	S-1	333-168792	November 4, 2010	10.16

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.18#	Offer of Employment Letter, dated December 21,2015, by and between Gevo, Inc. and Geoffrey T. Williams, Jr.	10-Q	001-35073	May 9, 2017	10.1

10.19#	Change of Control Agreement for Geoffrey T. Williams, Jr., dated February 18, 2016.	10-Q	001-35073	May 9, 2017	10.2

10.20#	Offer Letter, dated July 20, 2019, by and between Gevo, Inc. and Carolyn Romero.	10-Q	001-35073	November 13, 2019	10.1

10.21#	Offer Letter, dated November 9, 2019, by and between Gevo, Inc. and L. Lynn Smull.	8-K	001-35073	November 15, 2019	10.1

10.22†	Lease of Space, dated September 13, 2012, between Hines REIT 345 Inverness Drive, LLC and Gevo, Inc.	10-K	001-35073	March 26, 2013	10.48

10.23†	First Amendment to Lease, effective December 11, 2015, between Hines REIT 345 Inverness Drive, LLC.	10-K	001-35073	March 30, 2016	10.62

10.24†	Price Risk Management, Origination and Merchandising and between Agri-Energy, LLC and FCStone Merchant Services, LLC.	10-Q	001-35073	August 7, 2015	10.3

10.25	Grain Bin Lease Agreement, dated June 1, 2015, by and between Agri-Energy, LLC and FCStone Merchant Services LLC.	10-Q	001-35073	August 7, 2015	10.4

10.26	Unsecured Guaranty Agreement, dated June 1, 2015, by Gevo, Inc. in favor of FCStone Merchant Services, LLC	10-Q	001-35073	August 7, 2015	10.5

10.27†	First Amendment to Grain Bin Lease Agreement, dated December 21, 2017, Agri-Energy, LLC and FCStone Merchant Services, LLC.	10-K	001-35073	March 28, 2018	10.27

10.28	Second Amendment to the Grain Bin Lease Agreement, dated May 1, 2018, between Agri-Energy LLC, and FCStone Merchant Services, LLC.	10-Q	001-35073	August 8, 2018	10.5

10.29†	First Amendment to Price Risk Management, Origination and Merchandising Agreement, dated December 21, 2017, Agri-Energy, LLC and FCStone Merchant Services, LLC.	10-K	001-35073	March 28, 2018	10.28

10.30†	Settlement Agreement and Mutual Release, dated August 22, 2015, by and among Gevo, Inc., Butamax Advanced Biofuels, LLC, E.I. du Pont de Nemours & Company and BP Biofuels North America LLC.	10-Q	001-35073	November 5, 2015	10.2

10.31†	Patent Cross-License Agreement, dated August 22, 2015, by and between Gevo, Inc. and Butamax Advanced Biofuels LLC.	10-Q	001-35073	November 5, 2015	10.3

10.32+	Construction License Agreement, dated April 4, 2019, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	April 9, 2019	10.1

10.33	Joint Development Agreement, dated April 4, 2019, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	April 9, 2019	10.2

10.34+	Development License Agreement, dated April 4, 2019, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	April 9, 2019	10.3

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.35†	Renewable Isooctane Purchase and Sale Agreement, dated February 21, 2019 by and between Gevo, Inc. and HCS Group GmbH.	8-K	001-35073	February 27, 2019	10.1

10.36†	At-The-Market Offering Agreement, dated February 13, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	February 13, 2018	1.1

10.37	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated June 20, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 20, 2018	1.2

10.38†	Amendment to At-The-Market Offering Agreement, dated June 25, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 25, 2018	1.3

10.39	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated June 28, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 28, 2018	1.4

10.40	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated August 15, 2019, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	August 15, 2019	1.5

10.41+	Renewable ATJ Purchase and Sale Agreement, effective July 26, 2019, by and between Gevo, Inc. and Air Total International, S.A.	8-K	001-35073	August 13, 2019	10.1

10.42+	Fuel Sales Agreement, dated as of December 11, 2019, by and between Gevo, Inc. and Delta Air Lines, Inc.	8-K	001-35073	December 17, 2019	10.1

10.43*	Exchange and Purchase Agreement, dated January 10, 2020, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35073	January 13, 2020	10.1

21.1	List of Subsidiaries.	S-1	333-168792	October 1, 2010	21.1

23.1	Consent of Grant Thornton LLP.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1 **	Section 906 Certifications of the Principal Executive Officer and the Principal Financial Officer.					X **

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for each of the two years in the period ended December 31, 2019, (iii) Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended December 31, 2019, (iv) Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2019; and (iv) Notes to the Consolidated Financial Statements.

X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

#	Indicates a management contract or compensatory plan or arrangement.

**	Furnished herewith

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEVO, INC.

By:	/s/ Carolyn M. Romero
Carolyn M. Romero, CPA VP - Controller Principal Accounting Officer

Date: March 17, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer)	March 17, 2020
Patrick R. Gruber, Ph.D.	and Director

/s/ L. LYNN SMULL	Chief Financial Officer (Principal Financial Officer)	March 17, 2020
L. Lynn Smull

/s/ CAROLYN M. ROMERO	VP - Controller (Principal Accounting Officer)	March 17, 2020
Carolyn M. Romero, CPA

/s/ RUTH I. DREESSEN	Chairman of the Board of Directors	March 17, 2020
Ruth I. Dreessen

/s/ GARY W. MIZE	Director	March 17, 2020
Gary W. Mize

	Director	March 17, 2020
Johannes Minho Roth

/s/ ANDREW J. MARSH	Director	March 17, 2020
Andrew J. Marsh

/s/ WILLIAM H. BAUM	Director	March 17, 2020
William H. Baum