Form 10-Q
period 2020-03-31
Gevo, Inc.
filed 2020-05-13
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

(Registrant's telephone number,

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

As of April 30, 2020, 14,883,077 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$9,289	$16,302
Accounts receivable	152	1,135
Inventories	2,680	3,201
Prepaid expenses and other current assets	3,838	3,590
Total current assets	15,959	24,228

Property, plant and equipment, net	65,855	66,696
Investment in Juhl	1,500	1,500
Deposits and other assets	848	935

Total assets	$84,162	$93,359

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,477	$5,678
2020/21 Notes (current), net	14,050	—
2020 Notes (current), net	—	13,900
2020/21 Notes embedded derivative liability	100	—
Loans payable - other (current)	375	516
Total current liabilities	19,002	20,094

Loans payable - other (long-term)	232	233
Other long-term liabilities	435	528
Total liabilities	19,669	20,855

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 14,614,890 and 14,083,232 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	145	141
Additional paid-in capital	531,587	530,349
Accumulated deficit	(467,239)	(457,986)
Total stockholders' equity	64,493	72,504

Total liabilities and stockholders' equity	$84,162	$93,359

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue and cost of goods sold
Ethanol sales and related products, net	$3,700	$5,664
Hydrocarbon revenue	125	739
Total revenues	3,825	6,403

Cost of goods sold	8,139	8,961

Gross loss	(4,314)	(2,558)

Operating expenses
Research and development expense	580	978
Selling, general and administrative expense	2,783	2,092
Restructuring expenses	299	—
Total operating expenses	3,662	3,070

Loss from operations	(7,976)	(5,628)

Other income (expense)
Interest expense	(545)	(755)
(Loss) on modification of 2020 Notes	(669)	—
Gain from change in fair value of derivative warrant liability	7	1
(Loss) gain from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	(100)	246
Other income	30	—
Total other income (expense), net	(1,277)	(508)

Net loss	$(9,253)	$(6,136)

Net loss per share - basic and diluted	$(0.64)	$(0.60)

Weighted-average number of common shares outstanding - basic and diluted	14,472,798	10,153,873

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	14,083,232	$141	$530,349	$(457,986)	$72,504

Issuance of common stock, net of issue costs	425,776	4	902	—	906
Non-cash stock-based compensation	—	—	336	—	336
Issuance of common stock under stock plans, net of taxes	105,882	—	—	—	—
Net loss	—	—	—	(9,253)	(9,253)

Balance, March 31, 2020	14,614,890	$145	$531,587	$(467,239)	$64,493

Balance, December 31, 2018	8,640,583	$86	$518,027	$(429,326)	$88,787

Issuance of common stock, net of issue costs	3,244,941	33	9,611	—	9,644
Non-cash stock-based compensation	—	—	234	—	234
Net loss	—	—	—	(6,136)	(6,136)

Balance, March 31, 2019	11,885,524	$119	$527,872	$(435,462)	$92,529

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(9,253)	$(6,136)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) from change in fair value of derivative warrant liability	(7)	(1)
(Gain) from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	100	(246)
Stock-based compensation	172	263
Depreciation and amortization	1,649	1,612
Non-cash lease expense	15	12
Non-cash interest expense	150	410
Changes in operating assets and liabilities:
Accounts receivable	983	(599)
Inventories	520	(21)
Prepaid expenses and other current assets, deposits and other assets	(167)	157
Accounts payable, accrued expenses, and long-term liabilities	(1,150)	(1,159)
Net cash used in operating activities	(6,988)	(5,708)

Investing Activities
Acquisitions of property, plant and equipment	(777)	(2,204)
Net cash used in investing activities	(777)	(2,204)

Financing Activities
Debt and equity offering costs	(52)	(234)
Proceeds from issuance of common stock, net	958	9,878
Payment of loans payable - other	(154)	—
Net cash provided by financing activities	752	9,644

Net (decrease) increase in cash and cash equivalents	(7,013)	1,732

Cash and cash equivalents
Beginning of period	16,302	33,734

End of period	$9,289	$35,466

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Three Months Ended March 31,
	2020	2019

Cash paid for interest	$395	$345
Non-cash purchase of property, plant and equipment	$380	$1,316
Original issue discount paid with 2020/21 Notes	$282	$—
Right-of-use asset purchased with financing lease	$13	$—
Fair value of right-to-use asset and related lease liability upon adoption of ASC 842 - Leases	$—	$1,244

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business.  Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a growth-oriented renewable fuels company that is commercializing the next generation of renewable low-carbon liquid transportation fuels with the potential to achieve “net zero” greenhouse gas (“GHG”) footprint and address global needs of reducing GHG emissions with sustainable alternatives to petroleum fuels. As next generation renewable fuels, Gevo’s hydrocarbon transportation fuels have the advantage of being “drop-in” substitutes for conventional fuels that are derived from crude oil, working seamlessly and without modification in existing fossil-fuel based engines, supply chains and storage infrastructure. In addition to the potential of net zero carbon emissions across the whole of the fuel life-cycle, Gevo’s renewable fuels eliminate other pollutants associated with the burning of traditional fossil fuels such as particulates and sulfur, while delivering superior performance. Gevo believes that the world is substantially under-supplied with low-carbon, drop-in renewable fuels that can be immediately used in existing transportation engines and infrastructure, and Gevo is uniquely positioned to grow in serving that demand.

Gevo’s production processes and fuel products have been proven to work. Gevo uses low-carbon, renewable resource-based carbohydrates as raw materials. In the near-term, Gevo’s feedstocks will primarily consist of non-food corn. As Gevo’s technology is applied globally, feedstocks can consist of sugar cane, molasses or other cellulosic sugars derived from wood, agricultural residues and waste. Gevo’s patented fermentation yeast biocatalyst produces isobutanol, a four-carbon alcohol, via the fermentation of renewable plant biomass carbohydrates. The resulting renewable isobutanol has a variety of direct applications but, more importantly to Gevo’s fundamental strategy, serves as a building block to make renewable gasoline and jet fuel using simple and common chemical conversion processes. Gevo also plans to reduce or eliminate fossil-based process energy inputs by replacing them with renewable energy such as wind-powered electricity and renewable natural gas (“RNG”).

Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing certain capital improvements at the Company’s production facility located in Luverne, Minnesota (the "Luverne Facility") to increase the production capacity of renewable gasoline and jet fuel and other related products that can be made from isobutanol; (ii) completing the Company's development activities resulting in commercial production and sales of renewable hydrocarbon products; (iii) obtaining adequate financing to complete the Company's development activities, including the build out of renewable hydrocarbon capacity; (iv) gaining market acceptance and demand for the Company's products and services; (v) attracting and retaining qualified personnel; and (vi) achieving a level of revenues adequate to support the Company's cost structure.

COVID-19.  The novel coronavirus ("COVID-19") pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in the financial markets including, among other effects, a decline in the equity markets and reduced liquidity generally for many companies, including the Company. In light of the potential future disruption to the Company's business operations and those of its customers, suppliers and other third parties with whom the Company interacts, the Company considered the impact of the COVID-19 pandemic on its business. This analysis considered the Company's resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

The analysis concluded that the COVID-19 pandemic did not have a material adverse impact to the Company's financial results for the first quarter of 2020. Although the COVID-19 pandemic did not have a material adverse impact to the Company’s financial results for the first quarter of 2020, the Company expects that the impact of the COVID-19 pandemic on general economic activity could negatively impact its revenue and operating results for the remainder of 2020. For example, in March 2020, following a temporary suspension of ethanol production at the Luverne Facility, the Company ultimately suspended production for the foreseeable future due to the impact of COVID-19 on the economy and its industry as a whole. There is also a risk that COVID-19 could have a material adverse impact on customer demand and cash flow for the remainder of 2020 and beyond. The Company will continue to monitor the situation and assess possible implications to its business and its stakeholders and will take appropriate actions to help mitigate adverse consequences. The extent to which COVID-19 impacts its business and financial position will depend on future developments, which are difficult to predict, including the severity, duration and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in its financial statements and are based on trends in customer behavior and the economic environment throughout the quarter and beyond as the COVID-19 pandemic has impacted the industries in which the Company operates. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue and tangible and intangible assets. With regard to collectability, the Company believes it may face atypical delays in client payments going forward. In addition, management believes that the demand for certain discretionary lines of business may decrease, and that such decrease will impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets reduces demand for or the extent of renewable alcohol-to-jet fuel (“ATJ”), isooctane and isooctene. The Company believes that these trends and uncertainties are comparable to those faced by other registrants as a result of the pandemic.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Following a temporary suspension of ethanol production at the Luverne Facility, the Company ultimately suspended production for the foreseeable future due to the impact of COVID-19, including its effect on the economy and the Company’s industry as a whole. With these steps, the Company expects to save several million dollars of cash burn during 2020.

In response to the impact of the COVID-19 pandemic, the Company reduced its workforce in March 2020, impacting 26 people at the Luverne Facility and four people at the Company's corporate headquarters. (See "Restructuring Expenses" below.) The Company also reduced, and each of Patrick R. Gruber, its Chief Executive Officer, Christopher M. Ryan, its President, Chief Operating Officer and Chief Technology Officer, L. Lynn Smull, its Chief Financial Officer, Timothy J. Cesarek, its Chief Commercial Officer, Geoffrey T. Williams, Jr., its General Counsel and Secretary, and Carolyn M. Romero, its Vice President - Controller and Principal Accounting Officer (collectively, the “Officers”) accepted 20% reductions to their base salaries. These reductions became effective as of April 1, 2020 for a period of 90 days thereafter. In connection with the 20% salary reduction, the Officers were granted Company stock in the form of restricted stock awards in an amount equal to the 20% reduction. Certain remaining employees that earn above a certain dollar threshold also agreed to take a 20% salary reduction over the next three months, with the 20% portion to be paid in the form of restricted stock awards.

In addition, in connection with the impact that the COVID-19 pandemic has had on the economy and on the resulting disruption to the airline industry specifically, the Company and Delta Air Lines, Inc. (“Delta”) amended portions of the Company's previously disclosed Fuel Sales Agreement (the “Delta Agreement”) on April 22, 2020 (the “Delta Amendment”).  The Delta Amendment provides that Delta may terminate the Delta Agreement if the Company does not notify Delta by June 30, 2024 that the facility for the production, refining and delivery of ATJ with a nameplate capacity of up to 12 million gallons per year (the “Facility”) has achieved commercial operation and the ability to produce and deliver the ATJ purchased pursuant to the Delta Agreement (the date upon which such operation occurs is referred to as the “Commencement Date”).

The Delta Amendment also revises the credit support terms in the Delta Agreement to state that the Company and Delta will work to mutually agree upon credit support terms for the take or pay that are acceptable to the Company’s lender to enable the Company to obtain third party financing prior to the earlier of the time that the Company obtains financing for construction of the Facility or otherwise issues a notice to commence construction of the Facility. If the Company and Delta are unable to agree on reasonable credit support terms, the Company may terminate the Delta Agreement. The balance of Delta’s credit support obligations were deleted.

In addition, the Delta Amendment revises the ATJ pricing in the Delta Agreement to the extent that if Brent Crude is below a certain cutoff price as of the date that is 60 days prior to the Commencement Date (the “Commencement Notice Date”), then the pricing adjusts based upon a formula related to the Brent crude prices as of the Commencement Notice Date. The Delta Amendment also provides that, if as of the Commencement Notice Date, the Brent Crude price is below the price adjustment range, Delta may eliminate the take-or-pay requirements of the Delta Agreement, which includes eliminating Delta’s obligation to take-or-pay the 10 million gallons per year of ATJ. Instead, the Delta Agreement would require the Company and Delta to agree at that time on the volumes and price of any ATJ to be sold under the Delta Agreement.

Restructuring Expenses. During the first quarter of 2020, the Company temporarily suspended and ultimately suspended for the foreseeable future its ethanol production at the Luverne Facility. In addition, due to the impact of the COVID-19 pandemic on the global economy and the Company’s industry, in March 2020, the Company reduced its workforce, impacting 26 people at the Luverne Facility and four people at the Company's corporate headquarters. Affected employees were offered a severance package which included a one-time payment, one month of health insurance and acceleration of vesting for any unvested restricted stock awards.

The Company incurred $0.1 million related to severance costs and $0.2 million related to lease agreements for which it will no longer receive value during the three months ended March 31, 2020, which are recorded as Restructuring expenses on the Consolidated Statements of Operations. Restructuring expense totaled $0.02 million and $0.3 million for Gevo and Gevo Development/Agri-Energy segments, respectively.

The Company intends to continue developing its hydrocarbon business, including the planned expansion of the Luverne Facility, and the Company expects to move forward in securing the project funding needed to expand the Luverne Facility. The expansion is designed to allow the Company to produce large quantities of low carbon isobutanol, sustainable aviation fuel and renewable isooctane. The Company also expects to continue engineering efforts for the expansion of isobutanol production and the construction of a commercial renewable hydrocarbon production facility, as well as additional decarbonization projects, at the Luverne Facility.

As of March 31, 2020, the Company had the following liabilities outstanding related to the restructuring expenses included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets:

	December 31, 2019	Additions	Payments	March 31, 2020

Severance (including payroll taxes)	$—	$96	$—	$96
Lease agreements	—	203	—	203

Total	$—	$299	$—	$299

Financial Condition. For the three months ended March 31, 2020 and 2019, the Company incurred a consolidated net loss of $9.3 million and $6.1 million, respectively, and had an accumulated deficit of $467.2 million as of March 31, 2020. The Company’s cash and cash equivalents as of March 31, 2020 totaled $9.3 million and are expected to be used for the following purposes: (i) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (ii) development projects associated with RNG; (iii) exploration of strategic alternatives and new financings; (iv) debt service obligations; and (v) maintaining the Luverne Facility;

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from issuance of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, it may seek to restructure its debt and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

Existing working capital was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date the Company’s financial statements for the three months ended March 31, 2020 were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its senior secured debt and issued and outstanding convertible notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. In August 2019, the at-the-market offering program was amended to provide available capacity under the at-the-market offering program of $10.7 million.

During the three months ended March 31, 2020, the Company issued 425,776 shares of common stock under the at-the-market offering program for total proceeds of $0.9 million, net of commissions and other offering related expenses. As of March 31, 2020, the Company has remaining capacity to issue up to approximately $7.8 million of common stock under the at-the-market offering program.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development, LLC (“Gevo Development”) and Agri-Energy, LLC (“Agri-Energy”)) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2020 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Income Taxes. There is no provision for income taxes because the Company has incurred operating losses since inception.

Concentration of Business Risk. As of March 31, 2020, one customer, Air Total International SA, comprised approximately 52% of the Company's outstanding trade accounts receivable, respectively. As of December 31, 2019, three customers, Eco-Energy, LLC (Eco-Energy"), Purina Animal Nutrition, LLC ("Purina"), and HCS Group GmbH ("HCS") comprised 57%, 13% and 15% of the Company's outstanding trade accounts receivable, respectively.

For the three months ended March 31, 2020 and 2019, Eco-Energy accounted for approximately 73% and 68% of the Company's consolidated revenue, respectively. Purina represented approximately 22% and 18% of the Company's consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. All are customers of the Company's Gevo Development/Agri-Energy segment (see Note 14).

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2. Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2020 and 2019 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	March 31,
	2020	2019

Warrants to purchase common stock - liability classified	54,669	55,963
Warrant to purchase common stock - equity classified	—	6
Conversion of 2020/21 Notes	6,713,817	—
Conversion of 2020 Notes	—	1,044,134
Outstanding options to purchase common stock	1,561	2,311
Stock appreciation rights	132,566	132,559
Unvested restricted common stock	—	284,300

Total	6,902,613	1,519,273

3. Revenues from Contracts with Customers; Other Revenues

The Company’s current and historical revenues have consisted of the following: (a) ethanol sales and related products revenue, net; (b) hydrocarbon revenue; and (c) grant and other revenue, which primarily has historically consisted of revenues from governmental and cooperative research grants.

Ethanol sales and related products revenues. Ethanol sales and related products revenues are sold to customers on a free-on-board, shipping point basis. Revenue is recognized when the customer has control of the product. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Hydrocarbon revenue. Hydrocarbon revenues include sales of ATJ, isooctene and isooctane and is sold mostly on a free-on-board, shipping point basis. Revenue is recognized when the customer has control of the product. Each transaction occurs independent of any other sale, and once sold, there are no future obligations on the part of the Company to provide post-sale support or promises to deliver future goods or services.

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended March 31, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$3,700	$—	$3,700
Hydrocarbon revenue	125	—	125

	$3,825	$—	$3,825
Timing of Revenue Recognition
Goods transferred at a point in time	$3,825	$—	$3,825
Services transferred over time	—	—	—

	$3,825	$—	$3,825

	Three Months Ended March 31, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$5,664	—	$5,664
Hydrocarbon revenue	739	—	739

	$6,403	$—	$6,403
Timing of Revenue Recognition

Goods transferred at a point in time	$6,403	$—	$6,403
Services transferred over time	—	—	—

	$6,403	$—	$6,403

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three months ended March 31, 2020 and 2019, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of March 31, 2020 and December 31, 2019, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point”. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Services transferred over time. For the three months ended March 31, 2020 and 2019, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of March 31, 2020 and December 31, 2019, respectively, there were no material unfulfilled or partially fulfilled performance obligations.

Contract Assets and Trade Receivables. As of March 31, 2020 and December 31, 2019, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of March 31, 2020 or December 31, 2019.

4. Leases, Right-to-Use Assets and Related Liabilities

The Company enters into various arrangements which constitute a lease as defined by Accounting Standards Codification ("ASC") 842, Leases, as part of its ongoing business activities and operations. Leases represent a contract or part of a contract that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Such contracts result in both (a) right-to-use assets, which represent the Company’s right to use an underlying asset for the term of the contract; and (b) a corresponding lease liability which represents the Company’s obligation to make the lease payments arising from the contract, measured on a discounted basis.

The contracts for the Company are comprised of facility, equipment and transportation leases necessary to conduct the Company’s day-to-day operations for which the Company maintains control of right-to-use assets and incurs the related liabilities. The facility lease includes variable payments for common area maintenance. In addition, the Company has one financing lease for certain office equipment which is included in "Loans payable - other" on the Consolidated Balance Sheets.

There are two contractual agreements related to equipment improvements at the Luverne Facility that were not recognized as of March 31, 2020 as a result of operating contingencies which must be satisfied before the Company is obligated under the terms of the contract. The total estimated fair value of unrecognized right-to-use assets and related lease liabilities relating to these contracts was approximately $3.0 million as of March 31, 2020 and December 31, 2019.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases (dollars in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Lease Cost
Financing lease cost	$1	$—
Operating lease cost	471	345
Short-Term lease cost	13	17
Variable lease cost	32	33

Total lease cost	$517	$395

Other Information
Cash paid for the measurement of lease liabilities:
Operating cash flows from finance lease	$1	$—
Operating cash flows from operating leases	471	345
Right-to-use asset obtained in exchange for new financing lease liability	13	—
Weighted-average remaining lease term, financing lease (months)	59	—
Weighted-average remaining lease term, operating leases (months)	18	20
Weighted-average discount rate - financing lease	21%	—
Weighted-average discount rate - operating leases	12%	12%

The table below shows the future minimum payments under non-cancelable financing and operating leases at March 31, 2020 (in thousands):

Year Ending December 31,	Financing Leases	Operating Leases

2020 (remaining)	$3	545
2021	4	336
2022	4	—
2023	4
2024 and thereafter	5
Total	20	881
Less: Amounts representing present value discounts	(7)	(64)

Total lease liabilities	13	817

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

5. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials
Corn	$14	$267
Enzymes and other inputs	155	184
Finished goods
Jet Fuels, Isooctane and Isooctene	795	571
Isobutanol	44	135
Ethanol	—	93
Distiller's grains	8	54
Work in process
Agri-Energy	—	254
Gevo	142	122
Spare parts	1,522	1,521

Total inventories	$2,680	$3,201

Work in process inventory includes unfinished jet fuel, isooctane and isooctene inventory.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life			March 31,	December 31,
	(in years)			2020	2019

Luverne retrofit asset		20		$70,820	$70,820
Plant machinery and equipment		10		17,424	17,413
Site improvements		10		7,054	7,054
Lab equipment, furniture and fixtures and vehicles		5		6,396	6,393
Demonstration plant		2		3,597	3,597
Buildings		10		2,543	2,543
Leasehold improvements, pilot plant, land and support equipment	2	to	5	2,523	2,523
Computer, office equipment and software	3	to	6	2,120	2,034
Construction in progress				8,412	7,710

Total property, plant and equipment				120,889	120,087
Less accumulated depreciation and amortization				(55,034)	(53,391)

Property, plant and equipment, net				$65,855	$66,696

The Company recorded depreciation and amortization expense related to property, plant and equipment as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Cost of goods sold	$1,587	$1,560
Operating expenses	56	52

Total depreciation and amortization	$1,643	$1,612

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

7. Embedded Derivatives Liabilities

2020 Notes Embedded Derivative

In June 2017, the Company issued its 12% convertible senior secured notes due 2020 (the “2020 Notes”) in exchange for its 12.0% convertible senior secured notes due 2017 (the “2017 Notes”). The 2020 Notes contained the following embedded derivatives: (i) a Make-Whole Payment (as defined in the indenture governing the 2020 Notes (the “2020 Notes Indenture”)) upon either conversion or redemption; (ii) right to redeem the outstanding principal upon a Fundamental Change (as defined in the 2020 Notes Indenture); (iii) issuer rights to convert into a limited number of shares in any given three-month period commencing nine months from the issuance date and dependent on the stock price exceeding 150% of the then in-effect conversion price over a ten-business day period; and (iv) holder rights to convert into either shares of the Company’s common stock or pre-funded warrants upon the election of the holders of the 2020 Notes.

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

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2020 Notes. A binomial lattice model generates two probable outcomes, whether up or down, arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the 2020 Notes would be converted by the holder, called by the issuer, or held at each decision point. Within the lattice model, the following assumptions were made: (i) the 2020 Notes will be converted by the holder if the conversion value plus the holder’s Make-Whole Payment is greater than the holding value; or (ii) the 2020 Notes will be called by the issuer if (a) the stock price exceeds 150% of the then in-effect conversion price over a ten-business day period and (b) if the holding value is greater than the conversion value plus the Make-Whole Payment at the time.

Using this lattice model, the Company valued the embedded derivative using a “with-and-without method”, where the value of the 2020 Notes including the embedded derivative were defined as the “with”, and the value of the 2020 Notes excluding the embedded derivative is defined as the “without”. This method estimates the value of the embedded derivative by comparing the difference in the values between the 2020 Notes with the embedded derivative and the value of the 2020 Notes without the embedded derivative. The lattice model requires the following inputs: (i) price of Gevo common stock; (ii) Conversion Rate (as defined in the 2020 Notes Indenture); (iii) Conversion Price (as defined in the 2020 Notes Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

2020/21 Notes Embedded Derivative

In January 2020, the Company issued 12% convertible senior secured notes due 2020/2021 (the “2020/21 Notes”) in exchange for its 12.0% convertible senior secured notes due March 2020 (the “2020 Notes”). The 2020/21 Notes contain the following embedded derivatives: (i) a Make-Whole Payment (as defined in the 2020/21 Notes Indenture (as defined below) upon either conversion or redemption in certain circumstances; (ii) holder right to require the Company to repurchase the outstanding principal upon a Fundamental Change (as defined in the 2020/21 Notes Indenture); and (iii) holder rights to convert into either shares of the Company’s common stock or pre-funded warrants upon the election of the holders of the 2020/21 Notes.

Embedded derivatives are separated from the host contract and the 2020/21 Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that certain embedded derivatives within the 2020/21 Notes meet these criteria and, as such, must be valued separate and apart from the 2020/21 Notes as one embedded derivative and recorded at fair value each reporting period.

The Company used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2020/21 Notes. Using this lattice model, the Company valued the embedded derivative using a “with-and-without method”.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

As of March 31, 2020 and December 31, 2019, the estimated fair value of the embedded derivatives was $0.1 million and $0, respectively. The change in the estimated fair value of the embedded derivatives represents an unrealized gain (loss). The Company recorded a $0.1 million loss from the change in fair value of 2020/21 Notes embedded derivatives and $0.2 million gain from the change in fair value of 2020 Notes embedded derivatives in the consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019, respectively. The Company recorded the estimated fair value of the embedded derivative with the 2020/21 Notes and 2020 Notes, net in the Consolidated Balance Sheets.

The following table sets forth the inputs to the lattice models that were used to value the embedded derivatives:

	March 31,	January 10,	December 31,
	2020	2020	2019

Stock price	$0.82	$2.27	$2.31
Conversion Rate per $1,000	409.50	409.50	67.95
Conversion Price	$2.44	$2.44	$14.72
Maturity date	December 31, 2020	December 31, 2020	March 15, 2020
Risk-free interest rate	0.16%	1.52%	1.52%
Estimated stock volatility	70%	40%	60%
Estimated credit spread	40%	36%	27%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded featured within the 2020/21 Notes and 2020 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread.

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	March 31,	December 31,
	2020	2019

Accrued utilities and supplies	$1,393	$645
Accounts payable - trade	911	1,474
Accrued employee compensation	675	1,946
Other accrued liabilities	1,498	1,613

Total accounts payable and accrued liabilities	$4,477	$5,678

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

9. Debt

2020 Notes and 2020/21 Notes

The following table sets forth information pertaining to the 2020 Notes and 2020/21 Notes which are included in the Company’s consolidated balance sheets (in thousands):

	Principal Amount of 2020 Notes	Principal Amount of 2020/21 Notes	Debt Discount	Debt Issue Costs	Total Notes	Embedded Derivative	Total

Balance - December 31, 2019	$14,053	$—	$(123)	$(30)	$13,900	$—	$13,900

Amortization of debt discount	—	—	95	—	95	—	95
Amortization of debt issue costs	—	—	—	8	8	—	8
Paid-in-kind interest	47	—	—	—	47	—	47
Exchange of 2020 Notes for 2020/21 Notes	(14,100)	14,100	—	—	—	—	—
Original issue discount paid with 2020/21 Notes	—	282	(282)	—	—	—	—
Fair value of 2020/21 embedded derivative	—	—	—	—	—	2,848	2,848
Change in fair value of 2020/21 Notes embedded derivative	—	—	—	—	—	(2,748)	(2,748)

Balance - March 31, 2020	$—	$14,382	$(310)	$(22)	$14,050	$100	$14,150

On June 20, 2017, the Company issued the 2020 Notes in exchange for its 12.0% convertible senior secured notes due 2017 (the "2017 Notes"), plus an amount in cash equal to the accrued and unpaid interest. The 2020 Notes had a maturity date of March 15, 2020 and were secured by a first lien on substantially all of our assets. The 2020 Notes had an interest rate equal to 12% per annum (with 2% potentially payable as PIK Interest (as defined and described below) at our option), payable on March 31, June 30, September 30 and December 31 of each year. To the extent that the Company paid any portion of the interest due on the 2020 Notes as PIK Interest, the maximum aggregate principal amount of the 2020 Notes that would have been convertible into shares of the Company's common stock increased.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2020/21 Notes

On January 10, 2020, the Company entered into an Exchange and Purchase Agreement (as amended, the “2020/21 Purchase Agreement”) with the guarantors party thereto (the "Guarantors"), the holder of the 2020 Notes and Whitebox Advisors LLC ("Whitebox"), in its capacity as representative of the holder. Pursuant to the terms of the 2020/21 Purchase Agreement, the holder of the 2020 Notes, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2020 Notes, which was approximately $14.1 million including unpaid accrued interest, for approximately $14.4 million in aggregate principal amount of the Company's newly created 2020/21 Notes (the “2020/21 Exchange”).  Pursuant to the 2020/21 Purchase Agreement, the Company also granted an option to purchase up to an additional aggregate principal amount of approximately $7.1 million of 2020/21 Notes (the “2020/21 Option Notes”), at a purchase price equal to the aggregate principal amount of such 2020/21 Option Notes purchased less an original issue discount of 2.0%, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020/21 Notes issued, at any time during the period beginning on the date of closing of the 2020/21 Exchange and ending on the later of (a) 180 days thereafter, and (b) 30 days following the date on which Stockholder Approval (as described below) is obtained. In addition, on January 10, 2020, the Company completed the 2020/21 Exchange and cancelled the 2020 Notes. In addition, the Company entered into an Indenture by and among the Company, the guarantors named therein (the “2020/21 Notes Guarantors”) and FSB, as trustee and as collateral trustee (the “Original Indenture”), as supplemented by that certain First Supplemental Indenture, dated as of April 7, 2020 (the “First Supplemental Indenture” and, together with the Original Indenture, the “2020/21 Notes Indenture”), pursuant to which the Company issued the 2020/21 Notes. The Company recognized an approximately $0.7 million loss. See "(Loss) on modification of 2020 Notes" within the Consolidated Statements of Operations.

The 2020/21 Notes will mature on December 31, 2020, provided that the maturity date will automatically be extended to April 1, 2021 if (i) approval of a stockholder proposal is obtained prior to June 30, 2020 for the issuance of shares of the Company’s common stock under the 2020/21 Notes Indenture in excess of 19.99% of the outstanding shares of the Company’s common stock on the date of the Original Indenture (the “Stockholder Approval”), and (ii) the aggregate outstanding principal balance of the 2020/21 Notes (including any 2020/21 Option Notes) as of December 15, 2020 is less than $7 million. The 2020/21 Notes bear interest at a rate equal to 12% per annum (with 4% payable as PIK Interest (as defined and described below)), payable on March 31, June 30, September 30 and December 31 of each year. Under certain circumstances, the Company will have the option to pay a portion of the interest due on the 2020/21 Notes by either (a) increasing the principal amount of the 2020/21 Notes by the amount of interest then due or (b) issuing additional 2020/21 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”). In the event the Company pays any portion of the interest due on the 2020/21 Notes as PIK Interest, the maximum aggregate principal amount of 2020/21 Notes that could be convertible into shares of the Company’s common stock will be increased.

The 2020/21 Notes are convertible into shares of the Company’s common stock at the conversion price, subject to certain terms and conditions. The initial conversion price of the 2020/21 Notes is equal to $2.442 per share of the Company’s common stock (the “2020/21 Notes Conversion Price”), or 0.4095 shares of the Company’s common stock per $1 principal amount of 2020/21 Notes. The Company and the holders may also mutually agree on other conversions of the 2020/21 Notes into shares of the Company’s common stock on a monthly basis (a “Contractual Conversion”) pursuant to the terms of the 2020/21 Notes Indenture. The 2020/21 Notes Conversion Price in a Contractual Conversion will be reduced to the lesser of the then-applicable 2020/21 Notes Conversion Price or a 10% discount to the average of the daily volume weighted average price of the Company’s common stock for the three forward trading days prior to the date of the Contractual Conversion.

Each holder has agreed not to convert its 2020/21 Notes into shares of the Company’s common stock to the extent that, after giving effect to such conversion, the number of shares of the Company’s common stock beneficially owned by such holder and its affiliates would exceed 4.99% of the Company’s common stock outstanding at the time of such conversion (the “4.99% Ownership Limitation”); provided that a holder may, at its option and upon 61 days’ prior notice to the Company, increase such threshold to 9.99% (the “9.99% Ownership Limitation”). If a conversion of 2020/21 Notes by a holder would exceed the 4.99% Ownership Limitation or the 9.99% Ownership Limitation, as applicable, the 2020/21 Purchase Agreement contains a provision granting the holder a fully funded prepaid warrant for such common stock with a term of nine months, subject to a six-month extension, which it can draw down from time to time.

The 2020/21 Notes may be redeemed in whole or in part, at the Company’s option, for cash at any time after the Stockholder Approval is obtained and upon 120 days’ notice to the holders of the 2020/21 Notes. A Redemption Make-Whole Payment (as defined in the 2020/21 Notes Indenture) applies only to a redemption of 2020/21 Notes that occurs on or after December 31, 2020. Following a notice of redemption of the 2020/21 Notes by the Company, the holders may elect to convert the 2020/21 Notes into shares of the Company’s common stock at the same conversion price as applicable to a Contractual Conversion.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

Additional shares of the Company's common stock could also become issuable pursuant to the 2020/21 Notes in the event the Company is required to make certain make-whole payments as provided in the 2020/21 Notes Indenture.

Under certain circumstances, the Company may file one or more registration statements on Form S-3 or amend filings in order to register shares of common stock for sale or resale, as necessary in connection with the 2020/21 Notes.

Loans Payable - Other

During the first quarter of 2020, the Company purchased equipment under a financing lease. During the fourth quarter 2019, the Company purchased equipment and financed part of its insurance obligation. The equipment notes and financing lease pay interest between 4% and 21%, have total monthly payments of $0.1 million and mature at various dates from August 2020 to February 2025. The equipment loans are secured by the related equipment. The balance of these loans at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019

Equipment	$318	$321
Insurance	289	428

Total notes payable - other	607	749
Less current portion	(375)	(516)

Long-term portion	$232	$233

Future payments for Loans Payable - Other are as follows (in thousands):

Year ending December 31,

2020 (remaining)	$353
2021	89
2022	65
2023	65
2024 and thereafter	35

$607

Small Business Administration Loans

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans"). The SBA Loans will mature in April 2022 and bear interest at a rate equal to 1% per annum, subject to the potential for partial or full loan forgiveness as dictated by U.S. federal law. Principal and interest are deferred until November 2020 and interest continues to accrue during the deferral period. The SBA Loans are payable monthly beginning November 5, 2020, with aggregate payments totaling $0.06 million per month, including interest and principal. The SBA Loans must be used for payroll, rent payments, mortgage interest payments and utilities payments as governed by the SBA PPP and are subject to partial or full forgiveness for the initial eight-week period following the loan disbursement if all proceeds are used for eligible purposes and within certain thresholds, the Company maintains certain employment levels and the Company maintains certain compensation levels.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

10. Equity Incentive Plans

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the "2010 Plan"). The 2010 Plan provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. On June 10, 2019, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance to 3,266,661 shares. In February 2020, the Company issued 109,337 shares of restricted common stock, vesting over three years, and 1,258 shares of restricted common stock, vesting over two years, to certain of its employees in relation to restricted stock awards granted on February 27, 2020. In April 2020, the Company also issued 239,155 shares of restricted common stock in relation to restricted stock awards granted to its employees on April 1, 2020 in connection with the 20% salary reduction discussed in Footnote 1, vesting on May 15, 2020. In March 2020, the Company withheld 4,055 shares of common stock to settle income taxes related to the vested restricted stock awards for certain employees. At March 31, 2020, an additional 1,679,947 shares were available for issuance upon the exercise of outstanding stock option awards or the grant of stock appreciation rights and restricted stock awards under the 2010 Plan.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the Employee Stock Purchase Plan (the "ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of March 31, 2020 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during the three months ended March 31, 2020 or 2019.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

11. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated.

	Three Months Ended March 31,
	2020	2019

Restricted stock
Research and development	$76	$28
Selling, general and administrative	260	206

Stock appreciation rights
Research and development	(79)	16
Selling, general and administrative	(85)	13

Total stock-based compensation	$172	$263

Stock Option Award Activity. Stock option activity under the Company’s stock incentive plans at March 31, 2020 and changes during the three months ended March 31, 2020 were as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(years)	Value

Options outstanding at December 31, 2019	1,561	$928.79	6.56	$—
Granted	—	$—
Canceled or forfeited	—	$—
Exercised	—	$—

Options outstanding at March 31, 2020	1,561	$928.79	6.31	$—

Options exercisable at March 31, 2020	1,561	$928.79	6.31	$—

Options vested and expected to vest at March 31, 2020	1,561	$928.79	6.31	$—

Restricted Stock. Non-vested restricted stock awards at March 31, 2020 and changes during the three months ended March 31, 2020 were as follows.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2019	1,308,613	$1.91
Granted	110,595	$1.51
Vested	(19,153)	$1.87
Canceled or forfeited	(6,974)	$1.90

Non-vested at March 31, 2020	1,393,081	$1.83

The total fair value of restricted stock that vested during the three months ended March 31, 2020 totaled $0.3 million. As of March 31, 2020, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $1.7 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.2 years.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2020 and December 31, 2019, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2020.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

 These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable, which approximate fair value due to their short-term nature, at March 31, 2020 and December 31, 2019, respectively (in thousands):

		Fair Value Measurements at March 31, 2020 (In thousands)
	Fair Value at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$1	$—	$—	$1
2020/21 Notes Embedded Derivative Liability	100	—	—	100
Total Recurring Fair Value Measurements	$101	$—	$—	$101

Nonrecurring
Corn and finished goods inventory	$387	$14	$373	$—

		Fair Value Measurements at December 31, 2019 (In thousands)
	Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$8	$—	$—	$8

Nonrecurring
Corn and finished goods inventory	$940	$267	$673	$—

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the three months ended March 31, 2020 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative Warrant Liability	2020/21 Notes Embedded Derivative

Balance, December 31, 2019	$8	$—

Issue of 2020/21 Notes embedded derivative liability	—	2,848
Total (gains) included in earnings	(7)	(2,748)

Balance, March 31, 2020	$1	$100

There were no transfers to or from Level 3 in the three months ended March 31, 2020.

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2020/21 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0.1 million at March 31, 2020 based upon Level 3 inputs. Changes in the fair value of the embedded derivative is recognized each reporting period as a “Change in fair value of 2020/21 Notes embedded derivative” in the consolidated Statements of Operations and Statements of Cash Flows. See Note 7, Embedded Derivatives, for the fair value inputs used to estimate the fair value of the embedded derivative.

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

	Three Months Ended March 31,
	2020	2019
Revenues:
Gevo	$125	$739
Gevo Development / Agri-Energy	3,700	5,664

Consolidated	$3,825	$6,403

Loss from operations:
Gevo	$(2,881)	$(2,673)
Gevo Development / Agri-Energy	(5,095)	(2,955)

Consolidated	$(7,976)	$(5,628)

Interest expense:
Gevo	$543	$755
Gevo Development / Agri-Energy	2	—

Consolidated	$545	$755

Depreciation and amortization expense:
Gevo	$56	$51
Gevo Development / Agri-Energy	1,593	1,561

Consolidated	$1,649	$1,612

Acquisitions of plant, property and equipment:
Gevo	$10	$2
Gevo Development / Agri-Energy	791	2,202

Consolidated	$801	$2,204

Revenue by geographic area
United States	$3,750	$5,664
Other	75	739

Consolidated	$3,825	$6,403

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	March 31,	December 31,
	2020	2019

Total assets
Gevo	$80,279	$91,861
Gevo Development / Agri-Energy	140,293	143,349
Intercompany eliminations (1)	(136,410)	(141,851)

Consolidated (2)	$84,162	$93,359

(1)	Includes intercompany sales of $0.1 million during the three months ended March 31, 2020 and $0.4 million for the year ended December 31, 2019 for hydrocarbon sales.
(2)	All other significant non-cash items relate to the activities of Gevo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the impact of the novel coronavirus ("COVID-19") pandemic to our business, our financial condition, our results of operation and liquidity, risks and uncertainties related to our ability to sell our products, our ability to expand or continue production of isobutanol, renewable hydrocarbon products and ethanol at our production facility in Luverne Minnesota (the “Luverne Facility”), our ability to meet our production, financial and operational guidance, our strategy to pursue low-carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at the Luverne Facility and elsewhere, our ability and plans to construct a commercial hydrocarbon facility to produce renewable isooctane and alcohol-to-jet fuel ("ATJ"), our ability to raise additional funds to continue operations and/or expand our production capabilities, our ability to perform under our existing renewable hydrocarbon offtake agreements and other supply agreements we may enter into in the future, our ability to enter into additional hydrocarbon supply agreements, our ability to obtain project finance debt and third-party equity for our renewable natural gas project, our ability to produce isobutanol, renewable hydrocarbon products and ethanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our upgraded production facility, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our isobutanol, renewable hydrocarbon products and ethanol, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”), and subsequent reports on Form 10-Q, including Item 1A. "Risk Factors" of this Report. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are a growth-oriented renewable fuels company that is commercializing the next generation of renewable low-carbon liquid transportation fuels with the potential to achieve “net zero” greenhouse gas (“GHG”) footprint and address global needs of reducing GHG emissions with sustainable alternatives to petroleum fuels. As next generation renewable fuels, our hydrocarbon transportation fuels have the advantage of being “drop-in” substitutes for conventional fuels that are derived from crude oil, working seamlessly and without modification in existing fossil-fuel based engines, supply chains and storage infrastructure. In addition to the potential of net zero carbon emissions across the whole of the fuel life-cycle, our renewable fuels eliminate other pollutants associated with the burning of traditional fossil fuels such as particulates and sulfur, while delivering superior performance. We believe that the world is substantially under-supplied with low-carbon, drop-in renewable fuels that can be immediately used in existing transportation engines and infrastructure, and we are uniquely positioned to grow in serving that demand.

Our production processes and fuel products have been proven to work. We use low-carbon, renewable resource-based carbohydrates as raw materials. In the near-term, our feedstocks will primarily consist of non-food corn. As our technology is applied globally, feedstocks can consist of sugar cane, molasses or other cellulosic sugars derived from wood, agricultural residues and waste. Our patented fermentation yeast biocatalyst produces isobutanol, a four-carbon alcohol, via the fermentation of renewable plant biomass carbohydrates. The resulting renewable isobutanol has a variety of direct applications but, more importantly to our fundamental strategy, serves as a building block to make renewable gasoline and jet fuel using simple and common chemical conversion processes. We also plan to reduce or eliminate fossil-based process energy inputs by replacing them with renewable energy such as wind-powered electricity and renewable natural gas (“RNG”).

COVID-19

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in the financial markets including, among other effects, a decline in the equity markets and reduced liquidity generally for many companies, including us. In light of the potential future disruption to our own business operations and those of our customers, suppliers and other third parties with whom we interact, we considered the impact of the COVID-19 pandemic on our business. This analysis considered our business' resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

The analysis concluded that the COVID-19 pandemic did not have a material adverse impact to our financial results for the first quarter of 2020. Although the COVID-19 pandemic did not have a material adverse impact to our financial results for the first quarter of 2020, we expect that the impact of the COVID-19 pandemic on general economic activity could negatively impact our revenue and operating results for the remainder of 2020. For example, in March 2020, following a temporary suspension of ethanol production at the Luverne Facility, we ultimately suspended production for the foreseeable future due to the impact of COVID-19 on the economy and our industry as a whole. There is also a risk that COVID-19 could have a material adverse impact on customer demand and cash flow for the remainder of 2020 and beyond. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions to help mitigate adverse consequences. The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict, including the severity, duration and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures.

We have considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in our financial statements and are based on trends in customer behavior and the economic environment throughout the quarter and beyond as the COVID-19 pandemic has impacted the industries in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue and tangible and intangible assets. With regard to collectability, we believe we may face atypical delays in client payments going forward. In addition, we believe that the demand for certain discretionary lines of business may decrease, and that such decrease will impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets reduces demand for or the extent of ATJ, isooctane and isooctene. We believe that these trends and uncertainties are comparable to those faced by other registrants as a result of the pandemic.

In response to the impact of the COVID-19 pandemic, we reduced our workforce in March 2020, impacting 26 people at the Luverne Facility and four people at our corporate headquarters. (See "Restructuring Expenses" below.) We also reduced, and each of Patrick R. Gruber, our Chief Executive Officer, Christopher M. Ryan, our President, Chief Operating Officer and Chief Technology Officer, L. Lynn Smull, our Chief Financial Officer, Timothy J. Cesarek, our Chief Commercial Officer, Geoffrey T. Williams, Jr., our General Counsel and Secretary, and Carolyn M. Romero, our Vice President - Controller and Principal Accounting Officer (collectively, the “Officers”) accepted 20% reductions to their base salaries. These reductions became effective as of April 1, 2020 for a period of 90 days thereafter. In connection with the 20% salary reduction, the Officers were granted Company stock in the form of restricted stock awards in an amount equal to the 20% reduction. Certain remaining employees that earn above a certain dollar threshold also agreed to take a 20% salary reduction over the next three months, with the 20% portion to be paid in the form of restricted stock awards.

In addition, in connection with the impact that the COVID-19 pandemic has had on the economy and on the resulting disruption to the airline industry specifically, we and Delta Air Lines, Inc. (“Delta”) amended portions of our previously disclosed Fuel Sales Agreement (the “Delta Agreement”) on April 22, 2020 (the “Delta Amendment”). The Delta Amendment provides that Delta may terminate the Delta Agreement if we do not notify Delta by June 30, 2024 that the facility for the production, refining and delivery of ATJ with a nameplate capacity of up to 12 million gallons per year (the “Facility”) has achieved commercial operation and the ability to produce and deliver the ATJ purchased pursuant to the Delta Agreement (the date upon which such operation occurs is referred to as the “Commencement Date”).

The Delta Amendment also revises the credit support terms in the Delta Agreement to state that we and Delta will work to mutually agree upon credit support terms for the take or pay that are acceptable to our lender to enable us to obtain third party financing prior to the earlier of the time that we obtain financing for construction of the Facility or otherwise issue a notice to commence construction of the Facility. If we and Delta are unable to agree on reasonable credit support terms, we may terminate the Delta Agreement. The balance of Delta’s credit support obligations were deleted.

In addition, the Delta Amendment revises the ATJ pricing in the Delta Agreement to the extent that if Brent Crude is below a certain cutoff price as of the date that is 60 days prior to the Commencement Date (the “Commencement Notice Date”), then the pricing adjusts based upon a formula related to the Brent crude prices as of the Commencement Notice Date. The Delta Amendment also provides that, if as of the Commencement Notice Date, the Brent Crude price is below the price adjustment range, Delta may eliminate the take-or-pay requirements of the Delta Agreement, which includes eliminating Delta’s obligation to take-or-pay the 10 million gallons per year of ATJ. Instead, the Delta Agreement would require us and Delta to agree at that time on the volumes and price of any ATJ to be sold under the Delta Agreement.

Restructuring Expenses

During the first quarter of 2020, we temporarily suspended and ultimately suspended for the foreseeable future our ethanol production at the Luverne Facility. In addition, due to the impact of the COVID-19 pandemic on the global economy and our industry, we also reduced our workforce impacting 26 people at the Luverne Facility and four people at our corporate headquarters. Affected employees were offered a severance package which included a one-time payment, one month of health insurance and acceleration of vesting of any unvested restricted stock awards.

We incurred $0.1 million related to severance costs and $0.2 million related to lease agreements for which it will no longer receive value during the three months ended March 31, 2020, which are recorded as Restructuring expenses on the Consolidated Statements of Operations.

We intend to continue developing our hydrocarbon business, including the planned expansion of the Luverne Facility, and we expect to move forward in securing the project funding needed to expand the Luverne Facility. The expansion is designed to allow us to produce large quantities of low carbon isobutanol, sustainable aviation fuel and renewable isooctane. We also expect to continue engineering efforts for the expansion of isobutanol production and the construction of a commercial renewable hydrocarbon production facility, as well as additional decarbonization projects, at the Luverne Facility.

Financial Condition

For the three months ended March 31, 2020, we incurred a consolidated net loss of $9.3 million and, as of March 31, 2020, we had an accumulated deficit of $467.2 million. Our cash and cash equivalents at March 31, 2020 totaled $9.3 million, which is primarily being used for the following: (i) operating activities at our corporate headquarters in Colorado, including research and development work; (ii) development costs associated with RNG; (iii) exploration of strategic alternatives and new financings; (iv) debt service obligations; and (v) maintaining our Luverne Facility.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$3,700	$5,664	$(1,964)
Hydrocarbon revenue	125	739	(614)
Total revenues	3,825	6,403	(2,578)

Cost of goods sold	8,139	8,961	(822)

Gross loss	(4,314)	(2,558)	(1,756)

Operating expenses
Research and development expense	580	978	(398)
Selling, general and administrative expense	2,783	2,092	691
Restructuring costs	299	—	299

Total operating expenses	3,662	3,070	592

Loss from operations	(7,976)	(5,628)	(2,348)

Other income (expense)
Interest expense	(545)	(755)	210
(Loss) on modification of 2020 Notes	(669)	—	(669)
Gain from change in fair value of derivative warrant liability	7	1	6
(Loss) gain from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	(100)	246	(346)
Other income	30	—	30

Total other income (expense), net	(1,277)	(508)	(769)

Net loss	$(9,253)	$(6,136)	$(3,117)

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the three months ended March 31, 2020 was $3.7 million, a decrease of $2.0 million compared to the three months ended March 31, 2019. This decrease was primarily the result of a combination of (i) decreased sales volumes of ethanol and distiller grains and (ii) a decline in ethanol prices for the three months ended March 31, 2020 compared with the same period ended March 31, 2019. During the three months ended March 31, 2020, we sold 2.4 million gallons of ethanol compared to 3.7 million gallons of ethanol sold in the three months ended March 31, 2019.

Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Hydrocarbon sales decreased by $0.6 million during the three months ended March 31, 2020 as a result of lower shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”).

Cost of goods sold. Cost of goods sold was $8.1 million during the three months ended March 31, 2020, compared with $9.0 million during the three months ended March 31, 2019, a decrease of approximately $0.8 million, primarily the result of decreased production for the three months ended March 31, 2020 compared to March 31, 2019 in response to an unfavorable commodity environment for the three months ended March 31, 2020. Cost of goods sold included approximately $6.5 million associated with the production of ethanol and related products and approximately $1.6 million in depreciation expense during the three months ended March 31, 2020.

Research and development expense. Research and development expense decreased by approximately $0.4 million during the three months ended March 31, 2020, compared with the three months ended March 31, 2019, due primarily to a decrease in personnel and consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $0.7 million during the three months ended March 31, 2020, compared with the three months ended March 31, 2019, due primarily to an increase in personnel and consulting expenses, partially offset by a decrease in professional fees.

Restructuring Costs. During the three months ended March 31, 2020, we incurred $0.3 million of restructuring charges related to the restructuring of Agri-Energy, termination of employees at Agri-Energy and Gevo and renegotiating contracts.

Interest expense. Interest expense during the three months ended March 31, 2020 was $0.5 million, a decrease of $0.2 million compared to the three months ended March 31, 2019, due to the lower amortization of debt discounts and debt issuance costs.

(Loss) from modification of 2020 Notes. During the three months ended March 31, 2020, we incurred $0.7 million of legal and professional fees to modify the 2020 Notes into the 2020/21 Notes.

(Loss) gain from change in fair value of the 2020/21 Notes and 2020 Notes embedded derivative liability. During the three months ended March 31, 2020, the estimated fair value of the 2020/21 Notes embedded derivative liability increased resulting in a non-cash loss of $0.1 million, primarily due to the revaluation of the embedded derivative liability as a result of the modification of the 2020 Notes.

Sources of Our Revenues

Our revenues are primarily derived from: (i) the sale of isobutanol, ethanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel and isooctane derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs. During the first quarter of 2020, we suspended for the foreseeable future our ethanol production at the Luverne Facility.

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

Interest Expense. Our 2020/21 Notes have, and the 2020 Notes had, a fixed interest rate of 12%. As of March 31, 2020, the 2020/21 Notes had a principal balance of $14.4 million. As of December 31, 2019, the 2020 Notes had a principal balance of $14.1 million.

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

COVID-19

The rapidly evolving changes in financial markets could have a material impact on our ability to obtain financing, which could impact our liquidity. In addition the effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID-19 could have a material impact on demand for our business. Further, steps taken by market counterparties such as commercial airlines could have an impact on their ability to perform under agreements to which we are a party, which could impact our business. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business.

COVID-19 could materially disrupt our own business operations and the services we provide, as well as the business operations of our customers, suppliers and other third parties with whom we interact. As an increasing percentage of our colleagues work remotely, we face the risk that unusual working arrangements could impact the effectiveness of our operations or controls. A potential COVID-19 infection of any of our key colleagues could materially and adversely impact our operations. In addition, it is possible that COVID-19 restrictions could create difficulty for satisfying our legal or regulatory filing or other obligations, including with the SEC and other regulators.

As of March 31, 2020, we had an accumulated deficit of $467.2 million with cash and cash equivalents totaling $9.3 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(6,988)	$(5,708)
Net cash used in investing activities	$(777)	$(2,204)
Net cash provided by financing activities	$752	$9,644

Operating Activities

Our primary uses of cash from operating activities are personnel related expenses, research and development related expenses including costs incurred under development agreements, costs of licensing of technology, legal-related costs, expenses for production of isobutanol, ethanol and related products, logistics and further processing of isobutanol and ethanol at the Luverne Facility and for the operation of our South Hampton Facility.

During the three months ended March 31, 2020, net cash used for operating activities was $7.0 million compared to $5.7 million for the three months ended March 31, 2019. The $1.3 million decrease in operating cash flows was due to reduced production at the Luverne Facility as a result of an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced.

During the first quarter of 2020, we suspended for the foreseeable future our ethanol production at the Luverne Facility. We are currently maintaining the Luverne Facility until we arrange financing of its expansion for the production of hydrocarbons.

Investing Activities

During the three months ended March 31, 2020, we used $0.8 million in cash for investing activities, substantially all of which related to capital expenditures at our Luverne Facility, of which $0.1 million related to the dry fractionation project and $0.6 million related to expanding our renewable hydrocarbon production capacity. We are installing equipment to fractionate and dry distillers grains at the Luverne Facility totaling approximately $3.0 million as of March 31, 2020. The cost of the fractionation machine and the thermal dryer have been funded with financing leases. No amounts are payable on these financing leases until the equipment is operational. The fractionation machine is expected to be operational in the first half of 2023.

We are developing a renewable electricity and RNG project comprised of anaerobic digesters to be located at three dairy farms in northwest Iowa, plus associated gas upgrading equipment, to commence the supply of RNG to the Luverne Facility in 2023 as a part of our RNG project initiative. We expect to finance the RNG project with approximately $57 million of combined project finance debt and third-party equity. Agri-Energy is expected to have a purchase option on approximately 50% of the RNG project’s estimated annual 350,000 MMBtu of RNG production. The digesters are expected to be operational in the second half of 2021, subject to securing adequate financing to complete the RNG project.

Financing Activities

During the three months ended March 31, 2020, we generated $0.8 million in cash from financing activities, which primarily consisted of $0.9 million of net proceeds under our "at-the-market" offering program discussed below offset by $0.2 million paid on loans payable - other.

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to-time. In August 2019, the at-the-market offering program was amended to provide available capacity under the at-the-market offering program of $10.7 million.

During the three months ended March 31, 2020, we issued 425,776 shares of common stock under the at-the-market offering program for net proceeds of $0.9 million net of commissions and offering related expenses. As of March 31, 2020, we had remaining capacity to issue up to $7.8 million of common stock under the at-the-market offering program.

Pursuant to Instruction I.B.6. to Form S-3, because our market capitalization was below $75 million as of the date of our Annual Report, we may only sell securities via Form S-3 if the aggregate market value of the securities sold by or on behalf of us during the 12-month period immediately prior to and including the date of the sale is no more than one-third of all common voting and nonvoting equity held by non-affiliates of us.

2020/21 Notes

On January 10, 2020, the Company entered into an Exchange and Purchase Agreement (as amended, the “2020/21 Purchase Agreement”) with the guarantors party thereto (the "Guarantors"), the holder of the 2020 Notes and Whitebox Advisors LLC ("Whitebox"), in its capacity as representative of the holder. Pursuant to the terms of the 2020/21 Purchase Agreement, the holder of the 2020 Notes, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2020 Notes, which was approximately $14.1 million including unpaid accrued interest, for approximately $14.4 million in aggregate principal amount of the Company's newly created 2020/21 Notes (the “2020/21 Exchange”). Pursuant to the 2020/21 Purchase Agreement, the Company also granted an option to purchase up to an additional aggregate principal amount of approximately $7.1 million of 2020/21 Notes (the “2020/21 Option Notes”), at a purchase price equal to the aggregate principal amount of such 2020/21 Option Notes purchased less an original issue discount of 2.0%, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020/21 Notes issued, at any time during the period beginning on the date of closing of the 2020/21 Exchange and ending on the later of (a) 180 days thereafter, and (b) 30 days following the date on which Stockholder Approval (as described below) is obtained. In addition, on January 10, 2020, the Company completed the 2020/21 Exchange and cancelled the 2020 Notes. In addition, the Company entered into an Indenture by and among the Company, the guarantors named therein (the “2020/21 Notes Guarantors”) and FSB, as trustee and as collateral trustee (the “Original Indenture”), as supplemented by that certain First Supplemental Indenture, dated as of April 7, 2020 (the “First Supplemental Indenture” and, together with the Original Indenture, the “2020/21 Notes Indenture”), pursuant to which the Company issued the 2020/21 Notes. The Company recognized an approximately $0.7 million loss on the 2020/21 Exchange within the Consolidated Statements of Operations.

The 2020/21 Notes will mature on December 31, 2020, provided that the maturity date will automatically be extended to April 1, 2021 if (i) approval of a stockholder proposal is obtained prior to June 30, 2020 for the issuance of shares of our common stock under the 2020/21 Notes Indenture in excess of 19.99% of the outstanding shares of our common stock on the date of the Original Indenture (the “Stockholder Approval”), and (ii) the aggregate outstanding principal balance of the 2020/21 Notes (including any 2020/21 Option Notes) as of December 15, 2020 is less than $7 million. The 2020/21 Notes bear interest at a rate equal to 12% per annum (with 4% potentially payable as PIK Interest (as defined below) at our option), payable on March 31, June 30, September 30, and December 31 of each year. Under certain circumstances, we have the option to pay a portion of the interest due on the 2020/21 Notes by either (a) increasing the principal amount of the 2020/21 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”).

The 2020/21 Notes are convertible into shares of our common stock, subject to certain terms and conditions. The initial conversion price of the 2020/21 Notes is equal to $2.442 per share of common stock, or 0.4095 shares of common stock per $1 principal amount of 2020 Notes.

See Note 9, Debt, to our consolidated financial statements included herein for further discussion of the 2020/21 Notes.

Loans Payable - Other

During the first quarter of 2020, we purchased equipment under a financing lease. During the fourth quarter of 2019, we financed part of our insurance obligation. The equipment notes and financing lease pay interest between 4% and 21%, have total monthly payments of $0.1 million and mature at various date from August 2020 to February 2025. The equipment loans are secured by the related equipment.

See Note 9, Debt, to our consolidated financial statements included herein for further discussion.

Small Business Administration Loans

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans"). The SBA Loans will mature in April 2022 and bear interest at a rate equal to 1% per annum, subject to the potential for partial or full loan forgiveness as dictated by U.S. federal law. Principal and interest are deferred until November 2020 and interest continues to accrue during the deferral period. The SBA Loans are payable monthly beginning November 5, 2020, with aggregate payments totaling $0.06 million per month, including interest and principal. The SBA Loans must be used for payroll, rent payments, mortgage interest payments and utilities payments as governed by the SBA PPP and are subject to partial or full forgiveness for the initial eight-week period following the loan disbursement if all proceeds are used for eligible purposes and within certain thresholds, the Company maintains certain employment levels and the Company maintains certain compensation levels.

See Note 9, Debt, to our consolidated financial statements included herein for further discussion of the Small Business Administration Loans.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2019. However, see Note 1, Nature of Business, Financial Condition and Basis of Presentation, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any material off-balance sheet arrangements, except for operating lease obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business has been impacted by the COVID-19 pandemic, and our financial condition, results of operations and liquidity may be materially and adversely impacted by it in the future.

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets, including, among other effects, a decline in equity markets, changes in interest rates and reduced liquidity. It has also resulted in increased travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. Although the COVID-19 pandemic did not have a material adverse impact to our financial results for the first quarter of 2020, we expect that the impact of the COVID-19 pandemic on general economic activity could negatively impact our revenue and operating results for the remainder of 2020. For example, in March 2020, following a temporary suspension of ethanol production at the Luverne Facility, we ultimately suspended production for the foreseeable future due to the impact of COVID-19 on the economy and our industry as a whole. There is also a risk that COVID-19 could have a material adverse impact on customer demand and cash flow.

The risks generally associated with the COVID-19 pandemic could magnify other risks discussed in this report and any of our SEC filings. For example, the rapidly evolving changes in financial markets could have a material impact on our ability to obtain financing, which could impact our liquidity. For example, volatility in the financial markets could make it more difficult to raise money from selling equity on the capital markets, the impact of COVID-19 on financial markets could limit potential lenders’ ability to provide funds for project finance of the planned expansion of the Luverne Facility or the terms of any project finance transactions could be worse than anticipated. In addition the effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID-19 could have a material impact on demand for our business. Further, steps taken by market counterparties such as commercial airlines could have an impact on their ability to perform under agreements to which we are a party, which could impact our business. For example, in connection with the impact that the COVID-19 pandemic has had on the economy and on the resulting disruption to the airline industry specifically, we and Delta amended portions of our previously disclosed Fuel Sales Agreement in April 2020, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview—COVID-19.” Other commercial counterparties may also seek to amend supply agreement in the future.

The COVID-19 pandemic could further and materially disrupt our own business operations and the services we provide, as well as the business operations of our customers, suppliers and other third parties with whom we interact. As an increasing percentage of our employees work remotely, we also face the risk that unusual working arrangements could impact the effectiveness of our operations or controls. In addition, a potential COVID-19 infection of any of our key employees could materially and adversely impact our operations. It is possible that COVID-19 restrictions could create difficulty for satisfying our legal or regulatory filing or other obligations, including with the SEC and other regulators.

All of the foregoing events or potential outcomes, including in combination with other risk factors included in this Quarterly Report on Form 10-Q or our Annual Report, could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition. In addition, such events and outcomes could potentially impact our reputation with clients and regulators, among others. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of the COVID-19 pandemic on us. The full extent of the impact and effects of the COVID-19 pandemic on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	—
February 1, 2020 - February 29, 2020	—	$—	—	—
March 1, 2020 - March 31, 2020 (1)	4,055	$1.90	—	—
Total	4,055	$1.90	—	—

(1)  Represents shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of the Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 26, 2010.	S-1	333-168792	August 12, 2010	4.2
4.3†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.4*	Indenture, dated January 10, 2020, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee.	8-K	001-35073	January 13, 2020	4.1
4.5	First Supplemental Indenture, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee, the requisite holders and Whitebox Advisors LLC.	8-K	001-35073	April 9, 2020	4.1
4.6	Registration Rights Agreement, dated January 10, 2020, by and among Gevo, Inc. and the investors named therein.	8-K	001-35073	January 13, 2020	4.1
4.7	2015 Common Stock Unit Series C Warrant Agreement, dated May 19, 2015 by and between Gevo, Inc. and the American Stock Transfer & Trust Company LLC.	8-K	001-35073	May 20, 2015	4.1
4.8	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35073	December 15, 2015	4.1
4.9	Form of Amendment No. 1 to Series D Warrant	8-K	001-35073	June 13, 2016	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.10	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35073	April 5, 2016	4.1
4.11	Form of Series I Warrant to Purchase Common Stock	8-K	001-35073	September 15, 2016	4.1
4.12	Form of Series K Warrant to Purchase Common Stock	8-K	001-35073	February 22, 2017	4.1
10.1 #	Offer Letter, dated February 22, 2018, by and between Gevo, Inc. and Timothy J. Cesarek.					X
10.2 *	Exchange and Purchase Agreement, dated January 10, 2020, by and among Gevo, Inc., the guarantors party thereto, the holders named in Schedule I thereto, and Whitebox Advisors LLC, in its capacity as representative of the holders.	8-K	001-35073	January 13, 2020	10.1
10.3	Letter Agreement, dated April 7, 2020, by and among Gevo, Inc., the guarantors party thereto and Whitebox Advisors LLC, for itself and on behalf of the holders.	8-K	001-35073	April 9, 2020	10.1
10.4††	Amendment No. 1 to Fuel Sales Agreement, dated as of April 22, 2020, by and between the Company and Delta Air Lines, Inc.	8-K	001-35073	April 28, 2020	10.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X**
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended March 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

						X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

††	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. of the exhibit

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

**	Furnished herewith.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc. (REGISTRANT)

By:	/s/ Carolyn M. Romero
Carolyn M. Romero, CPA VP - Controller Principal Accounting Officer

Date: May 12, 2020