Form 10-Q
period 2020-06-30
Gevo, Inc.
filed 2020-08-10
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, 53,836,258 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$6,337	$16,302
Accounts receivable	746	1,135
Inventories	2,480	3,201
Prepaid expenses and other current assets	3,793	3,590
Total current assets	13,356	24,228

Property, plant and equipment, net	64,689	66,696
Investment in Juhl	1,500	1,500
Deposits and other assets	556	935

Total assets	$80,101	$93,359

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$3,999	$5,678
2020/21 Notes (current), net	14,293	—
2020 Notes (current), net	—	13,900
2020/21 Notes embedded derivative liability	276	—
Loans payable - other (current)	603	516
Total current liabilities	19,171	20,094

Loans payable - other (long-term)	774	233
Other long-term liabilities	269	528
Total liabilities	20,214	20,855

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 15,514,098 and 14,083,232 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	154	141
Additional paid-in capital	533,015	530,349
Accumulated deficit	(473,282)	(457,986)
Total stockholders' equity	59,887	72,504

Total liabilities and stockholders' equity	$80,101	$93,359

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue and cost of goods sold
Ethanol sales and related products, net	$83	$4,966	$3,783	$10,630
Hydrocarbon revenue	859	92	984	831
Other revenue	46	28	46	28
Total revenues	988	5,086	4,813	11,489

Cost of goods sold	2,644	8,452	10,783	17,413

Gross loss	(1,656)	(3,366)	(5,970)	(5,924)

Operating expenses
Research and development expense	677	945	1,257	1,923
Selling, general and administrative expense	2,919	2,182	5,702	4,274
Restructuring expenses	5	—	304	—
Total operating expenses	3,601	3,127	7,263	6,197

Loss from operations	(5,257)	(6,493)	(13,233)	(12,121)

Other income (expense)
Interest expense	(541)	(767)	(1,086)	(1,522)
(Loss) on modification of 2020 Notes	(57)	—	(726)	—
Gain from change in fair value of derivative warrant liability	1	2	8	3
(Loss) gain from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	(176)	148	(276)	394
Other income (expense)	(13)	20	17	20
Total other income (expense), net	(786)	(597)	(2,063)	(1,105)

Net loss	$(6,043)	$(7,090)	$(15,296)	$(13,226)

Net loss per share - basic and diluted	$(0.40)	$(0.60)	$(1.04)	$(1.20)

Weighted-average number of common shares outstanding - basic and diluted	15,071,105	11,885,524	14,771,952	11,024,482

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	14,083,232	$141	$530,349	$(457,986)	$72,504

Issuance of common stock, net of issue costs	425,776	4	902	—	906
Non-cash stock-based compensation	—	—	336	—	336
Issuance of common stock under stock plans, net of taxes	105,882	—	—	—	—
Net loss	—	—	—	(9,253)	(9,253)

Balance, March 31, 2020	14,614,890	145	531,587	(467,239)	64,493

Issuance of common stock, net of issue costs	917,345	9	1,238	—	1,247
Non-cash stock-based compensation	—	—	497	—	497
Issuance of common stock under stock plans, net of taxes	(18,137)	—	(307)	—	(307)
Net loss	—	—	—	(6,043)	(6,043)

Balance, June 30, 2020	15,514,098	$154	$533,015	$(473,282)	$59,887

Balance, December 31, 2018	8,640,583	$86	$518,027	$(429,326)	$88,787

Issuance of common stock, net of issue costs	3,244,941	33	9,611	—	9,644
Non-cash stock-based compensation	—	—	234	—	234
Net loss	—	—	—	(6,136)	(6,136)

Balance, March 31, 2019	11,885,524	119	527,872	(435,462)	92,529

Issuance of common stock, net of issue costs	—	—	(14)	—	(14)
Non-cash stock-based compensation	—	—	172	—	172
Net loss	—	—	—	(7,090)	(7,090)

Balance, June 30, 2019	11,885,524	$119	$528,030	$(442,552)	$85,597

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(15,296)	$(13,226)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) from change in fair value of derivative warrant liability	(8)	(3)
Loss (gain) from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	276	(394)
Loss on retirement of property, plant and equipment	38	—
Stock-based compensation	673	370
Depreciation and amortization	3,278	3,221
Non-cash lease expense	29	25
Non-cash interest expense	393	832
Other non-cash expense	—	1
Changes in operating assets and liabilities:
Accounts receivable	389	360
Inventories	721	(163)
Prepaid expenses and other current assets, deposits and other assets	164	(613)
Accounts payable, accrued expenses and long-term liabilities	(1,462)	(63)
Net cash used in operating activities	(10,805)	(9,653)

Investing Activities
Acquisitions of property, plant and equipment	(1,620)	(4,556)
Net cash used in investing activities	(1,620)	(4,556)

Financing Activities
Proceeds from SBA loans	1,006	—
Debt and equity offering costs	(115)	(248)
Proceeds from issuance of common stock	2,271	9,878
Net settlement of common stock under stock plans	(310)	—
Payment of loans payable - other	(392)	—
Net cash provided by financing activities	2,460	9,630

Net (decrease) increase in cash and cash equivalents	(9,965)	(4,579)

Cash and cash equivalents
Beginning of period	16,302	33,734

End of period	$6,337	$29,155

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Six Months Ended June 30,
	2020	2019

Cash paid for interest	$693	$690
Non-cash purchase of property, plant and equipment	$32	$506
Original issue discount paid with 2020/21 Notes	$282	$—
Right-of-use asset purchased with financing lease	$13	$—
Fair value of right-to-use asset and related lease liability upon adoption of ASC 842 - Leases	$—	$1,244

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business.  Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries) is a growth-oriented renewable fuels company that is commercializing the next generation of renewable low-carbon liquid transportation fuels with the potential to achieve a “net zero” greenhouse gas (“GHG”) footprint and address global needs of reducing GHG emissions with sustainable alternatives to petroleum fuels. As next generation renewable fuels, Gevo’s hydrocarbon transportation fuels have the advantage of being “drop-in” substitutes for conventional fuels that are derived from crude oil, working seamlessly and without modification in existing fossil-fuel based engines, supply chains and storage infrastructure. In addition to the potential of net zero carbon emissions across the whole fuel life-cycle, Gevo’s renewable fuels eliminate other pollutants associated with the burning of traditional fossil fuels such as particulates and sulfur, while delivering superior performance. Gevo believes that the world is substantially under-supplied with low-carbon, drop-in renewable fuels that can be immediately used in existing transportation engines and infrastructure, and Gevo is uniquely positioned to grow in serving that demand.

Gevo uses low-carbon, renewable resource-based carbohydrates as raw materials. In the near-term, Gevo’s feedstocks will primarily consist of non-food corn. As Gevo’s technology is applied globally, feedstocks can consist of sugar cane, molasses or other cellulosic sugars derived from wood, agricultural residues and waste. Gevo’s patented fermentation yeast biocatalyst produces isobutanol, a four-carbon alcohol, via the fermentation of renewable plant biomass carbohydrates. The resulting renewable isobutanol has a variety of direct applications but, more importantly to Gevo’s fundamental strategy, serves as a building block to make renewable isooctane (which we refer to as a renewable premium gasoline) and renewable jet fuel using simple and common chemical conversion processes. Gevo also reduces or eliminates fossil-based process energy inputs by replacing them with renewable energy such as wind-powered electricity and renewable natural gas (“RNG”).

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

COVID-19.  The novel coronavirus ("COVID-19") pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain and has contributed to significant volatility in the financial markets. In light of the current and potential future disruption to the Company's business operations and those of its customers, suppliers and other third parties with whom the Company does business, the Company considered the impact of the COVID-19 pandemic on its business. This analysis considered the Company's resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

The Company expects that the impact of the COVID-19 pandemic on general economic activity will negatively impact its revenue and operating results for at least the remainder of 2020. The suspension of ethanol production at the Company's Luverne Facility for the foreseeable future and reduction in the Company's workforce during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on the Company’s financial results for the second quarter of 2020 reducing revenue by 81% compared to the same period in 2019. The Company expects that the suspension of ethanol production at the Luverne Facility and reduction in workforce will allow it to reduce its cash burn during 2020.

As an increasing percentage of the Company’s employees work remotely, the Company faces the risk that unusual working arrangements could impact the effectiveness of its operations or controls. A potential COVID-19 infection of any of its key employees could materially and adversely impact its operations. In addition, it is possible that COVID-19 restrictions could create difficulty for satisfying the Company’s legal or regulatory filing or other obligations, including with the SEC and other regulators.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

There is also a risk that the COVID-19 pandemic could have a material adverse impact on customer demand and cash flow for the remainder of 2020 and beyond. The Company will continue to monitor the situation and assess possible implications to the Company's business and its stakeholders and will take appropriate actions to help mitigate adverse consequences. The extent to which COVID-19 impacts its business and financial position will depend on future developments, which are difficult to predict, including the severity, duration and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in its financial statements and are based on trends in customer behavior and the economic environment throughout the quarter ended June 30, 2020 and beyond as the COVID-19 pandemic has impacted the industries in which the Company operates. These estimates and assumptions include the collectability of billed and unbilled receivables and the estimation of revenue and tangible and intangible assets. With regard to collectability, the Company believes it may face atypical delays in client payments going forward but the Company has not experienced delays in collection as of June 30, 2020. In addition, management believes that the demand for certain discretionary lines of business may decrease, and that such decrease will impact its financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets reduces demand for or the extent of renewable alcohol-to-jet fuel (“ATJ”), isooctane and isooctene. The Company believes that these trends and uncertainties are comparable to those faced by other registrants as a result of the pandemic.

In response to the impact of the COVID-19 pandemic, each of Patrick R. Gruber, the Company's Chief Executive Officer, Christopher M. Ryan, the Company's President, Chief Operating Officer and Chief Technology Officer, L. Lynn Smull, the Company's Chief Financial Officer, Timothy J. Cesarek, the Company's Chief Commercial Officer, Geoffrey T. Williams, Jr., the Company's General Counsel and Secretary, and Carolyn M. Romero, the Company's Vice President - Controller and Principal Accounting Officer (collectively, the “Officers”) accepted 20% reductions to their base salaries. These reductions became effective as of April 1, 2020 and will continue until July 31, 2020. In connection with the 20% salary reduction, the Officers were granted Company stock in the form of restricted stock awards in an amount equal to the 20% reduction. Certain remaining employees that earn above a certain dollar threshold also agreed to take a 20% salary reduction through July 31, 2020, with the 20% portion to be paid in the form of restricted stock awards.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Restructuring Expenses. During the first quarter of 2020, the Company suspended for the foreseeable future its ethanol production at the Luverne Facility. In addition, due to the impact of the COVID-19 pandemic on the global economy and the Company’s industry, in March 2020, the Company reduced its workforce, impacting 26 people at the Luverne Facility and four people at the Company's corporate headquarters. Affected employees were offered a severance package which included a one-time payment, one month of health insurance and acceleration of vesting for any unvested restricted stock awards.

The Company incurred $0.1 million related to severance costs and $0.2 million related to lease agreements for which it will no longer receive value during the six months ended June 30, 2020, which are recorded as Restructuring expenses on the Consolidated Statements of Operations. Restructuring expense totaled $0.02 million and $0.3 million for Gevo and Gevo Development/Agri-Energy segments, respectively, during the six months ended June 30, 2020.

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

As of June 30, 2020, the Company had the following liabilities outstanding related to the restructuring expenses included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets:

	December 31, 2019	Additions	Payments	June 30, 2020

Severance (including payroll taxes)	$—	$96	$(96)	$—
Lease agreements	—	208	(120)	88

Total	$—	$304	$(216)	$88

Financial Condition. For the six months ended June 30, 2020 and 2019, the Company incurred a consolidated net loss of $15.3 million and $13.2 million, respectively, and had an accumulated deficit of $473.3 million as of June 30, 2020. The Company’s cash and cash equivalents as of June 30, 2020 totaled $6.3 million and are expected to be used for the following purposes: (i) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (ii) development projects associated with RNG; (iii) exploration of strategic alternatives and new financings; (iv) debt service obligations; and (v) maintaining the Luverne Facility.

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

Existing working capital was not sufficient to meet the cash requirements to fund planned operations through the period that is one year after the date the Company’s financial statements for the six months ended June 30, 2020 were issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s inability to continue as a going concern may potentially affect the Company’s rights and obligations under its senior secured debt and issued and outstanding convertible notes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. In August 2019, the at-the-market offering program was amended to provide available capacity under the at-the-market offering program of $10.7 million.

During the six months ended June 30, 2020, the Company issued 1,343,121 shares of common stock under the at-the-market offering program for total proceeds of $2.2 million, net of commissions and other offering related expenses.

As of June 30, 2020, the Company has remaining capacity to issue up to approximately $6.5 million of common stock under the at-the-market offering program.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development, LLC (“Gevo Development”) and Agri-Energy, LLC (“Agri-Energy”)) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2020 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Income Taxes. There is no provision for income taxes because the Company has incurred operating losses since inception.

Concentration of Business Risk. As of June 30, 2020, two customers, HCS Group GmbH ("HCS") and Coryton Advanced Fuels Ltd ("Coryton"), comprised approximately 63% and 15% of the Company's outstanding trade accounts receivable, respectively. As of December 31, 2019, three customers, Eco-Energy, LLC ("Eco-Energy"), Purina Animal Nutrition, LLC ("Purina"), and HCS comprised 57%, 13% and 15% of the Company's outstanding trade accounts receivable, respectively.

For the three months ended June 30, 2020, HCS and Coryton accounted for approximately 76% and 11% of the Company's consolidated revenue, respectively. For the three months ended June 30, 2019, Eco-Energy and Purina represented approximately 77% and 18% of the Company's consolidated revenue, respectively. For the six months ended June 30, 2020, Eco-Energy, Purina and HCS accounted for approximately 60%, 17% and 16% of the Company's consolidated revenue, respectively. For the six months ended June 30, 2019, Eco-Energy and Purina accounted for approximately 72% and 18% of the Company's consolidated revenue, respectively. HCS and Coryton are customers of the Company's Gevo segment. Eco-Energy and Purina are customers of the Company's Gevo Development/Agri-Energy segment (see Note 14).

Related Party Transaction. During the three months ended June 30, 2020, Gevo paid Blocksize Capital GmbH ("Blocksize") , a company in which a director of Gevo has an indirect ownership interest, $0.1 million for block chain software development services. There were no amounts payable to Blocksize as of June 30, 2020.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2. Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended June 30, 2020 and 2019 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three and Six Months ended June 30,
	2020	2019

Warrants to purchase common stock - liability classified	50,812	55,963
Warrant to purchase common stock - equity classified	—	6
Conversion of 2020/21 Notes	6,780,958	—
Conversion of 2020 Notes	—	1,020,595
Outstanding options to purchase common stock	1,556	2,361
Stock appreciation rights	132,566	132,566
Unvested restricted common stock	—	1,538,184

Total	6,965,892	2,749,675

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

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended June 30, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$83	$—	$83
Hydrocarbon revenue	859	—	859
Other revenue	46	—	46

	$988	$—	$988
Timing of Revenue Recognition
Goods transferred at a point in time	$942	$—	$942
Services transferred over time	46	—	46

	$988	$—	$988

	Three Months Ended June 30, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$4,996	$—	$4,996
Hydrocarbon revenue	92	—	92
Other revenue	—	28	28

	$5,058	$28	$5,086
Timing of Revenue Recognition

Goods transferred at a point in time	$5,058	$—	$5,058
Services transferred over time	—	28	28

	$5,058	$28	$5,086

	Six Months Ended June 30, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$3,783	$—	$3,783
Hydrocarbon revenue	984	—	984
Other revenue	46	—	46

	$4,813	$—	$4,813
Timing of Revenue Recognition
Goods transferred at a point in time	$4,767	$—	$4,767
Services transferred over time	46	—	46

	$4,813	$—	$4,813

	Six Months Ended June 30, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$10,630	—	$10,630
Hydrocarbon revenue	831	—	831
Other revenue	—	28	28

	$11,461	$28	$11,489
Timing of Revenue Recognition

Goods transferred at a point in time	$11,461	$—	$11,461
Services transferred over time	—	28	28

	$11,461	$28	$11,489

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three and six months ended June 30, 2020 and 2019, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of June 30, 2020 and December 31, 2019, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point”. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Services transferred over time. For the three and six months ended June 30, 2020 and 2019, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of June 30, 2020 and December 31, 2019, respectively, there were no material unfulfilled or partially fulfilled performance obligations.

Contract Assets and Trade Receivables. As of June 30, 2020 and December 31, 2019, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract as of June 30, 2020 and December 31, 2019. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of June 30, 2020 or December 31, 2019.

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

There are two contractual agreements related to equipment improvements at the Luverne Facility that were not recognized as of June 30, 2020 as a result of operating contingencies which must be satisfied before the Company is obligated under the terms of the contract. The total estimated fair value of unrecognized right-to-use assets and related lease liabilities relating to these contracts was approximately $3.0 million as of June 30, 2020 and December 31, 2019.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases (dollars in thousands):

	Three Months Ended June 30,
	2020	2019
Lease Cost
Financing lease cost	$1	$—
Operating lease cost	63	386
Short-Term lease cost	10	15
Variable lease cost	40	32

Total lease cost	$114	$433

	Six Months Ended June 30,
	2020	2019
Lease Cost
Financing lease cost	$2	$—
Operating lease cost	534	731
Short-Term lease cost	23	32
Variable lease cost	72	65

Total lease cost	$631	$828

Other Information
Cash paid for the measurement of lease liabilities:
Operating cash flows from finance lease	$2	$—
Operating cash flows from operating leases	534	731
Finance cash flows from finance lease	1	—
Right-to-use asset obtained in exchange for new financing lease liability	13	—
Weighted-average remaining lease term, financing lease (months)	56	—
Weighted-average remaining lease term, operating leases (months)	13	25
Weighted-average discount rate - financing lease	21%	—
Weighted-average discount rate - operating leases	12%	12%

The table below shows the future minimum payments under non-cancelable financing and operating leases at June 30, 2020 (in thousands):

Year Ending December 31,	Financing Leases	Operating Leases

2020 (remaining)	$2	193
2021	4	178
2022	4	—
2023	4	—
2024 and thereafter	5	—
Total	19	371
Less: Amounts representing present value discounts	(7)	(18)

Total lease liabilities	12	353

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

5. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials
Corn	$13	$267
Enzymes and other inputs	136	184
Finished goods
Jet Fuels, Isooctane and Isooctene	635	571
Isobutanol	44	135
Ethanol	—	93
Distiller's grains	—	54
Work in process
Agri-Energy	—	254
Gevo	134	122
Spare parts	1,518	1,521

Total inventories	$2,480	$3,201

Work in process inventory includes unfinished jet fuel, isooctane and isooctene inventory.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life			June 30,	December 31,
	(in years)			2020	2019

Luverne retrofit asset		20		$70,820	$70,820
Plant machinery and equipment		10		17,374	17,413
Site improvements		10		7,157	7,054
Lab equipment, furniture and fixtures and vehicles		5		6,396	6,393
Demonstration plant		2		3,597	3,597
Buildings		10		2,543	2,543
Leasehold improvements, pilot plant, land and support equipment	2	to	5	2,523	2,523
Computer, office equipment and software	3	to	6	2,021	2,034
Construction in progress				8,802	7,710

Total property, plant and equipment				121,233	120,087
Less accumulated depreciation and amortization				(56,544)	(53,391)

Property, plant and equipment, net				$64,689	$66,696

The Company recorded depreciation and amortization expense related to property, plant and equipment as follows (in thousands):

	Three Months Ended June 30,
	2020	2019

Cost of goods sold	$1,575	$1,559
Operating expenses	50	52

Total depreciation and amortization	$1,625	$1,611

	Six Months Ended June 30,
	2020	2019

Cost of goods sold	$3,162	$3,119
Operating expenses	106	102

Total depreciation and amortization	$3,268	$3,221

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

As of June 30, 2020 and December 31, 2019, the estimated fair value of the embedded derivatives was $0.3 million and $0, respectively. The Company recorded the estimated fair value of the embedded derivative with the 2020/21 Notes and 2020 Notes, net in the Consolidated Balance Sheets. The Company recorded a $0.2 million and $0.3 million loss from the change in fair value of 2020/21 Notes embedded derivatives for the three and six months ended June 30, 2020. The Company recorded a $0.1 million and $0.4 million gain from the change in fair value of 2020 Notes embedded derivatives or the three and six months ended June 30, 2019.

The following table sets forth the inputs to the lattice models that were used to value the embedded derivatives:

	June 30,	December 31,
	2020	2019

Stock price	$0.79	$2.31
Conversion Rate per $1,000	409.50	67.95
Conversion Price	$2.44	$14.72
Maturity date	April 1, 2021	March 15, 2020
Risk-free interest rate	0.17%	1.52%
Estimated stock volatility	92%	60%
Estimated credit spread	38%	27%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded featured within the 2020/21 Notes and 2020 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread.

Derivative Warrant Liability

There were no warrants sold by the Company during the six months ended June 30, 2020.

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of June 30, 2020:

	Issuance Date	Expiration Date	Exercise Price as of June 30, 2020	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of June 30, 2020	Shares Underlying Warrants Outstanding as of June 30, 2020

Series D Warrants	12/11/2015	12/11/2020	$40.00	25,125	25,078	47
Series F Warrants	04/01/2016	04/01/2021	$40.00	25,733	11,692	14,041
Series I Warrants	09/13/2016	09/13/2021	$220.00	35,368	—	35,368
Series K Warrants	02/17/2017	2/17/2022	$3.80	310,016	308,660	1,356

				396,242	345,430	50,812

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

There were no warrants exercised during the six months ended June 30, 2020.

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	June 30,	December 31,
	2020	2019

Accrued utilities and supplies	$704	$645
Accounts payable - trade	569	1,474
Accrued employee compensation	1,445	1,946
Other accrued liabilities	1,281	1,613

Total accounts payable and accrued liabilities	$3,999	$5,678

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

9. Debt

2020 Notes and 2020/21 Notes

The following table sets forth information pertaining to the 2020 Notes and 2020/21 Notes which are included in the Company’s consolidated balance sheets (in thousands):

	Principal Amount of 2020 Notes	Principal Amount of 2020/21 Notes	Debt Discount	Debt Issue Costs	Total Notes	Embedded Derivative	Total

Balance - December 31, 2019	$14,053	$—	$(123)	$(30)	$13,900	$—	$13,900

Amortization of debt discount	—	—	187	—	187	—	187
Amortization of debt issue costs	—	—	—	15	15	—	15
Paid-in-kind interest	47	144	—	—	191	—	191
Exchange of 2020 Notes for 2020/21 Notes	(14,100)	14,100	—	—	—	—	—
Original issue discount paid with 2020/21 Notes	—	282	(282)	—	—	—	—
Fair value of 2020/21 embedded derivative	—	—	—	—	—	2,848	2,848
Change in fair value of 2020/21 Notes embedded derivative	—	—	—	—	—	(2,572)	(2,572)

Balance - June 30, 2020	$—	$14,526	$(218)	$(15)	$14,293	$276	$14,569

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2020/21 Notes

On January 10, 2020, the Company entered into an Exchange and Purchase Agreement (as amended, the “2020/21 Purchase Agreement”) with the guarantors party thereto (the "Guarantors"), the holder of the 2020 Notes and Whitebox Advisors LLC ("Whitebox"), in its capacity as representative of the holder. Pursuant to the terms of the 2020/21 Purchase Agreement, the holder of the 2020 Notes, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2020 Notes, which was approximately $14.1 million including unpaid accrued interest, for approximately $14.4 million in aggregate principal amount of the Company's newly created 2020/21 Notes (the “2020/21 Exchange”). Pursuant to the 2020/21 Purchase Agreement, the Company also granted an option to purchase up to an additional aggregate principal amount of approximately $7.1 million of 2020/21 Notes (the “2020/21 Option Notes”), at a purchase price equal to the aggregate principal amount of such 2020/21 Option Notes purchased less an original issue discount of 2.0%, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020/21 Notes issued, at any time during the period beginning on the date of closing of the 2020/21 Exchange and ending on the later of (a) 180 days thereafter, and (b) 30 days following June 3, 2020. The right to purchase 2020/21 Option Notes expired on July 3, 2020. On January 10, 2020, the Company completed the 2020/21 Exchange and cancelled the 2020 Notes. In addition, the Company entered into an Indenture by and among the Company, the guarantors named therein (the “2020/21 Notes Guarantors”) and FSB, as trustee and as collateral trustee (the “Original Indenture”), as supplemented by that certain First Supplemental Indenture, dated as of April 7, 2020 (the “First Supplemental Indenture” and, together with the Original Indenture, the “2020/21 Notes Indenture”), pursuant to which the Company issued the 2020/21 Notes. The Company recognized an approximately $0.7 million loss. See "(Loss) on modification of 2020 Notes" within the Consolidated Statements of Operations.

The 2020/21 Notes will mature on December 31, 2020, provided that the maturity date will automatically be extended to April 1, 2021 if the aggregate outstanding principal balance of the 2020/21 Notes (including any 2020/21 Option Notes) as of December 15, 2020 is less than $7 million. The 2020/21 Notes bear interest at a rate equal to 12% per annum (with 4% payable as PIK Interest (as defined and described below)), payable on March 31, June 30, September 30 and December 31 of each year. Under certain circumstances, the Company will have the option to pay a portion of the interest due on the 2020/21 Notes by either (a) increasing the principal amount of the 2020/21 Notes by the amount of interest then due or (b) issuing additional 2020/21 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”). In the event the Company pays any portion of the interest due on the 2020/21 Notes as PIK Interest, the maximum aggregate principal amount of 2020/21 Notes that could be convertible into shares of the Company’s common stock will be increased.

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

The 2020/21 Notes may be redeemed in whole or in part, at the Company’s option, for cash at any time June 3, 2020 and upon 120 days’ notice to the holders of the 2020/21 Notes. A Redemption Make-Whole Payment (as defined in the 2020/21 Notes Indenture) applies only to a redemption of 2020/21 Notes that occurs on or after December 31, 2020. Following a notice of redemption of the 2020/21 Notes by the Company, the holders may elect to convert the 2020/21 Notes into shares of the Company’s common stock at the same conversion price as applicable to a Contractual Conversion.

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

The balance of these loans at June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019

SBA Loans	$1,006	$—
Equipment	298	321
Insurance	73	428

Total notes payable - other	1,377	749
Less current portion	(603)	(516)

Long-term portion	$774	$233

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Future payments for Loans Payable - Other are as follows (in thousands):

Year ending December 31,

2020 (remaining)	$223
2021	764
2022	290
2023	65
2024 and thereafter	35

$1,377

10. Equity Incentive Plans

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the "2010 Plan"). The 2010 Plan provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. On June 10, 2019, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance to 3,266,661 shares. On June 3, 2020, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance by 3,713,413 shares to a total of 6,980,074 shares.

In February 2020, the Company issued 109,337 shares of restricted common stock, vesting over three years, and 1,258 shares of restricted common stock, vesting over two years, to certain of its employees in relation to restricted stock awards granted on February 27, 2020. In March 2020, the Company withheld 4,055 shares of common stock to settle income taxes related to the vested restricted stock awards for certain employees. In April 2020, the Company issued 239,155 shares of restricted common stock in relation to restricted stock awards granted to its employees on April 1, 2020 in connection with the 20% salary reduction discussed in Footnote 1, which vested on May 15, 2020. Also in April 2020, the Company issued 29,032 of restricted stock units in exchange for services rendered which vested immediately. During the three months ended June 30, 2020, the Company withheld 286,324 shares of common stock to settle income taxes related to the vested restricted stock awards for certain employees.

At June 30, 2020, an additional 5,202,941 shares were available for issuance upon the exercise of outstanding stock option awards or the grant of stock appreciation rights and restricted stock awards under the 2010 Plan.

During July 2020, the Company issued 115,156 shares of restricted common stock in relation to restricted stock awards granted to its employees on July 1, 2020 in connection with the 20% salary reduction vesting on July 31, 2020. In addition, on July 6, 2020, the Company issued 3,989,140 shares of restricted common stock to employees and directors and 101,730 restricted stock units in exchange for services rendered, vesting over two years.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the Employee Stock Purchase Plan (the "ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of June 30, 2020 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during the six months ended June 30, 2020 or 2019.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

11. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock
Research and development	$135	$33	$211	$61
Selling, general and administrative	362	139	622	345

Stock appreciation rights
Research and development	2	(34)	(77)	(18)
Selling, general and administrative	2	(31)	(83)	(18)

Total stock-based compensation	$501	$107	$673	$370

Stock Option Award Activity. Stock option activity under the Company’s stock incentive plans at June 30, 2020 and changes during the three months ended June 30, 2020 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(years)	Value

Options outstanding at December 31, 2019	1,561	$928.79	6.56	$—
Granted	—	$—
Canceled or forfeited	(5)	$166.44
Exercised	—	$—

Options outstanding at June 30, 2020	1,556	$877.93	6.05	$—

Options exercisable at June 30, 2020	1,556	$877.93	6.05	$—

Options vested and expected to vest at June 30, 2020	1,556	$877.93	6.05	$—

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Restricted Stock. Non-vested restricted stock awards at June 30, 2020 and changes during the three months ended June 30, 2020 were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2019	1,308,613	$1.91
Granted	349,750	$0.98
Vested	(900,180)	$1.60
Canceled or forfeited	(6,974)	$1.90

Non-vested at June 30, 2020	751,209	$1.81

The total fair value of restricted stock that vested during the six months ended June 30, 2020 totaled $1.4 million. As of June 30, 2020, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $1.3 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.0 years.

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2020 and December 31, 2019, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2020.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

 These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable, which approximate fair value due to their short-term nature, at June 30, 2020 and December 31, 2019, respectively (in thousands):

		Fair Value Measurements at June 30, 2020 (In thousands)
	Fair Value at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$—	$—	$—	$—
2020/21 Notes Embedded Derivative Liability	276	—	—	276
Total Recurring Fair Value Measurements	$276	$—	$—	$276

Nonrecurring
Corn and finished goods inventory	$554	$13	$541	$—

		Fair Value Measurements at December 31, 2019 (In thousands)
	Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$8	$—	$—	$8

Nonrecurring
Corn and finished goods inventory	$940	$267	$673	$—

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the three months ended June 30, 2020 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative Warrant Liability	2020/21 Notes Embedded Derivative

Balance, December 31, 2019	$8	$—

Issue of 2020/21 Notes embedded derivative liability	—	2,848
Total (gains) included in earnings	(8)	(2,572)

Balance, June 30, 2020	$—	$276

There were no transfers to or from Level 3 in the three months ended June 30, 2020.

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2020/21 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0.3 million at June 30, 2020 based upon Level 3 inputs. Changes in the fair value of the embedded derivative is recognized each reporting period as a “Change in fair value of 2020/21 Notes embedded derivative” in the consolidated Statements of Operations and Statements of Cash Flows. See Note 7, Embedded Derivatives, for the fair value inputs used to estimate the fair value of the embedded derivative.

Derivative Warrant Liability. The Company valued the Series F Warrants and Series K Warrants using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3). The Company has estimated the fair value of the derivative warrant liability to be $0 and $.01 million as of June 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Gevo	$897	$92	$1,022	$831
Gevo Development / Agri-Energy	91	4,994	3,791	10,658

Consolidated	$988	$5,086	$4,813	$11,489

Loss from operations:
Gevo	$(2,808)	$(2,960)	$(5,689)	$(5,633)
Gevo Development / Agri-Energy	(2,449)	(3,533)	(7,544)	(6,488)

Consolidated	$(5,257)	$(6,493)	$(13,233)	$(12,121)

Interest expense:
Gevo	$538	$767	$1,081	$1,522
Gevo Development / Agri-Energy	3	—	5	—

Consolidated	$541	$767	$1,086	$1,522

Depreciation and amortization expense:
Gevo	$50	$50	$106	$102
Gevo Development / Agri-Energy	1,579	1,559	3,172	3,119

Consolidated	$1,629	$1,609	$3,278	$3,221

Acquisitions of plant, property and equipment:
Gevo	$69	$62	$79	$62
Gevo Development / Agri-Energy	428	1,877	1,219	4,081

Consolidated	$497	$1,939	$1,298	$4,143

Revenue by geographic area
United States	$91	$4,994	$3,841	$10,658
Other	897	92	972	831

Consolidated	$988	$5,086	$4,813	$11,489

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	June 30,	December 31,
	2020	2019

Total assets
Gevo	$76,800	$91,861
Gevo Development / Agri-Energy	138,872	143,349
Intercompany eliminations (1)	(135,571)	(141,851)

Consolidated (2)	$80,101	$93,359

(1)	Includes intercompany sales of $0.1 million during the six months ended June 30, 2020 and $0.4 million for the year ended December 31, 2019 for hydrocarbon sales.
(2)	All other significant non-cash items relate to the activities of Gevo.

15. Subsequent Events

2020 Offering

On July 6, 2020, Gevo completed a public offering (the “Offering”) of (i) 20,896,666 Series 1 units (the “Series 1 Units”) at a price of $0.60 per Series 1 Unit, and (ii) 9,103,334 Series 2 units (the “Series 2 Units”) at a price of $0.59 per Series 2 Unit. The Offering was made under a registration statement on Form S-1 filed with the Securities and Exchange Commission, declared effective on June 30, 2020.

Each Series 1 Unit consists of one share of the Company’s common stock and one Series 2020-A warrant to purchase one share of the Company’s commons stock (each, a “Series 2020-A Warrant”). Each Series 2 Unit consists of a pre-funded Series 2020-B warrant to purchase one share of the Company’s common stock (each, a “Series 2020-B Warrant” and, together with the Series 2020-A Warrants, the “Warrants”) and one Series 2020-A Warrant. The Series 2020-A Warrants are exercisable beginning on the date of original issuance and will expire five years from the date of issuance, at an exercise price of $0.60 per share. The pre-funded Series 2020-B Warrants are exercisable beginning on the date of issuance at a nominal exercise price of $0.01 per share of common stock any time until the Series 2020-B Warrants are exercised in full. In connection with the Offering, the Company issued Series 2020-A Warrants to purchase an aggregate of 30,000,000 shares of common stock.

The net proceeds to the Company from the Offering were approximately $16.2 million, after deducting placement agent fees and other estimated offering expenses payable by the Company, and not including any future proceeds from the exercise of the Warrants. The Company intends to use the net proceeds from the Offering to fund working capital and for other general corporate purposes.

Conversion of 2020/21 Notes

On July 10, 2020, certain holders of the 2020/21 Notes converted $2.0 million in aggregate principal amount of 2020/21 Notes (including the conversion of an additional $0.3 million for make-whole payment) into an aggregate of 4,169,428 shares of common stock pursuant to the terms of the 2020/21 Indenture. There was $12.5 million principal outstanding for the 2020/21 Notes upon completion of the conversion of the 2020/21 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the impact of the novel coronavirus ("COVID-19") pandemic on our business, our financial condition, our results of operation and liquidity, risks and uncertainties related to our ability to sell our products, our ability to expand or continue production of isobutanol, renewable hydrocarbon products and ethanol at our production facility in Luverne Minnesota (the “Luverne Facility”), our ability to meet our production, financial and operational guidance, our strategy to pursue low-carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our production facilities, our ability and plans to construct a commercial hydrocarbon facility to produce renewable premium gasoline and jet fuel, our ability to raise additional funds to continue operations and/or expand our production capabilities, our ability to perform under our existing renewable hydrocarbon offtake agreements and other supply agreements we may enter into in the future, our ability to enter into additional hydrocarbon supply agreements, our ability to obtain project finance debt and third-party equity for our renewable natural gas project, our ability to produce isobutanol, renewable hydrocarbon products and ethanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our upgraded production facility, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our isobutanol, renewable hydrocarbon products and ethanol, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”), and subsequent reports on Form 10-Q, including Item 1A. "Risk Factors" of this Report. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are a growth-oriented renewable fuels company that is commercializing the next generation of renewable low-carbon liquid transportation fuels with the potential to achieve a “net zero” greenhouse gas (“GHG”) footprint and address global needs of reducing GHG emissions with sustainable alternatives to petroleum fuels. As next generation renewable fuels, our hydrocarbon transportation fuels have the advantage of being “drop-in” substitutes for conventional fuels that are derived from crude oil, working seamlessly and without modification in existing fossil-fuel based engines, supply chains and storage infrastructure. In addition to the potential of net zero carbon emissions across the whole fuel life-cycle, our renewable fuels eliminate other pollutants associated with the burning of traditional fossil fuels such as particulates and sulfur, while delivering superior performance. We believe that the world is substantially under-supplied with low-carbon, drop-in renewable fuels that can be immediately used in existing transportation engines and infrastructure, and we are uniquely positioned to grow in serving that demand.

We use low-carbon, renewable resource-based carbohydrates as raw materials. In the near-term, our feedstocks will primarily consist of non-food corn. As our technology is applied globally, feedstocks can consist of sugar cane, molasses or other cellulosic sugars derived from wood, agricultural residues and waste. Our patented fermentation yeast biocatalyst produces isobutanol, a four-carbon alcohol, via the fermentation of renewable plant biomass carbohydrates. The resulting renewable isobutanol has a variety of direct applications but, more importantly to our fundamental strategy, serves as a building block to make renewable isooctane (which we refer to as renewable premium gasoline) and renewable jet fuel using simple and common chemical conversion processes. We also reduce or eliminate fossil-based process energy inputs by replacing them with renewable energy such as wind-powered electricity and renewable natural gas (“RNG”).

COVID-19

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global transportation industry and our supply chain, and has contributed to significant volatility in the financial markets. In light of the current and potential future disruption to our own business operations and those of our customers, suppliers and other third parties with whom we do business, we considered the impact of the COVID-19 pandemic on our business. This analysis considered our business' resilience and continuity plans, financial modeling and stress testing of liquidity and financial resources.

We expect that the impact of the COVID-19 pandemic on general economic activity will negatively impact our revenue and operating results for at least the remainder of 2020. The suspension of ethanol production at our Luverne Facility for the foreseeable future and reduction in our workforce during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on our financial results for the second quarter of 2020 reducing revenue by 81% compared to the same period in 2019. We expect that the suspension of ethanol production at the Luverne Facility and reduction in workforce will allow us to reduce our cash burn during 2020.

As an increasing percentage of our employees work remotely, we face the risk that unusual working arrangements could impact the effectiveness of our operations or controls. A potential COVID-19 infection of any of our key employees could materially and adversely impact our operations. In addition, it is possible that COVID-19 restrictions could create difficulty for satisfying our legal or regulatory filing or other obligations, including with the SEC and other regulators.

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

We have considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in our financial statements and are based on trends in customer behavior and the economic environment throughout the quarter ended June 30, 2020 and beyond as the COVID-19 pandemic has impacted the industries in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue and tangible and intangible assets. With regard to collectability, we believe we may face atypical delays in client payments going forward but we have not experienced delays in collection as of June 30, 2020. In addition, we believe that the demand for certain discretionary lines of business may decrease, and that such decrease will impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets reduces demand for or the extent of alcohol-to-jet ("ATJ"), isooctane and isooctene. We believe that these trends and uncertainties are comparable to those faced by other registrants as a result of the pandemic.

In response to the impact of the COVID-19 pandemic, each of Patrick R. Gruber, our Chief Executive Officer, Christopher M. Ryan, our President, Chief Operating Officer and Chief Technology Officer, L. Lynn Smull, our Chief Financial Officer, Timothy J. Cesarek, our Chief Commercial Officer, Geoffrey T. Williams, Jr., our General Counsel and Secretary, and Carolyn M. Romero, our Vice President - Controller and Principal Accounting Officer (collectively, the “Officers”) accepted 20% reductions to their base salaries as of April 1, 2020 and will continue until July 31, 2020. In connection with the 20% salary reduction, the Officers were granted Company stock in the form of restricted stock awards in an amount equal to the 20% reduction. Certain remaining employees that earn above a certain dollar threshold also agreed to take a 20% salary reduction effective April 1, 2020 and will continue through July 31, 2020, with the 20% portion to be paid in the form of restricted stock awards.

In addition, the effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID 19 could have a material impact on demand for our business. Further, steps taken by market counter parties such as commercial airlines could have an impact on their ability to perform agreements to which we are a party, which could impact our business. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID 19 on our business.

COVID-19 has materially disrupted, and could continue to materially disrupt, our own business operations and the services we provide, as well as the business operations of our customers, suppliers and other third parties with whom we interact. As an increasing percentage of our colleagues work remotely, we face the risk that unusual working arrangements could impact the effectiveness of our operations or controls. A potential COVID-19 infection of any of our key colleagues could materially and adversely impact our operations. In addition, it is possible that COVID-19 restrictions could create difficulty for satisfying our legal or regulatory filing or other obligations, including with the SEC and other regulators.

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

The rapidly evolving changes in financial markets could have a material impact on our ability to obtain financing, which could impact our liquidity. In April 2020, we entered into two loan agreements with Live Oak Banking Company, pursuant to which we obtained two loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans"). The SBA Loans will mature in April 2022 and bear interest at a rate equal to 1% per annum, subject to the potential for partial or full loan forgiveness as dictated by U.S. federal law. Principal and interest are deferred until November 2020 and interest continues to accrue during the deferral period. The SBA Loans are payable monthly beginning November 5, 2020, with aggregate payments totaling $0.06 million per month, including interest and principal. The SBA Loans must be used for payroll, rent payments, mortgage interest payments and utilities payments as governed by the SBA PPP and are subject to partial or full forgiveness for the initial eight-week period following the loan disbursement if all proceeds are used for eligible purposes and within certain thresholds, we maintain certain employment levels and the we maintain certain compensation levels. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.

In addition, during the three months ended June 30, 2020, we issued 917,345 shares of common stock under the at-the-market offering program for net proceeds of $1.2 million, net of commissions and offering related expenses.

Furthermore, on July 6, 2020, we completed a public offering (the “Offering”) of (i) 20,896,666 Series 1 units (the “Series 1 Units”) at a price of $0.60 per Series 1 Unit, and (ii) 9,103,334 Series 2 units (the “Series 2 Units”) at a price of $0.59 per Series 2 Unit.

The net proceeds to the Company from the Offering were approximately $16.2 million, after deducting placement agent fees and other estimated offering expenses payable by the Company, and not including any future proceeds from the exercise of the Warrants. The Company intends to use the net proceeds from the Offering to fund working capital and for other general corporate purposes.

On July 10, 2020, certain holders of our 2020/21 Notes (as defined herein) converted $2 million in aggregate principal amount of 2020/21 Notes (including the conversion of an additional $0.3 million for make-whole payment) into an aggregate of 4,169,428 shares of common stock pursuant to the terms of the 2020/21 Indenture (as defined herein). There was $12.5 million principal outstanding for the 2020/21 Notes upon completion of the conversion of the 2020/21 Notes.

Restructuring Expenses

During the first quarter of 2020, we suspended our ethanol production at the Luverne Facility. In addition, due to the impact of the COVID-19 pandemic on the global economy and our industry, we also reduced our workforce impacting 26 people at the Luverne Facility and four people at our corporate headquarters.

We incurred $0.1 million related to severance costs and $0.2 million related to lease agreements for which we will no longer receive value during the six months ended June 30, 2020, which are recorded as Restructuring expenses on the Consolidated Statements of Operations.

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

Financial Condition

For the six months ended June 30, 2020, we incurred a consolidated net loss of $15.3 million and, as of June 30, 2020, we had an accumulated deficit of $473.3 million. Our cash and cash equivalents at June 30, 2020 totaled $6.3 million, which is primarily being used for the following: (i) operating activities at our corporate headquarters in Colorado, including research and development work; (ii) development costs associated with RNG; (iii) exploration of strategic alternatives and new financings; (iv) debt service obligations; and (v) maintaining our Luverne Facility. As of July 31, 2020, our cash and cash equivalents totaled $21.4 million.

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

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure and securing sufficient financing for the expansion of the Luverne Facility or a facility at another suitable location. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, may seek to restructure our debt and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations, especially in light of the impact of the COVID-19 pandemic on us and the financial markets in general.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
(in thousands)	2020	2019	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$83	$4,966	$(4,883)
Hydrocarbon revenue	859	92	767
Other revenue	46	28	18
Total revenues	988	5,086	(4,098)

Cost of goods sold	2,644	8,452	(5,808)

Gross loss	(1,656)	(3,336)	1,710

Operating expenses
Research and development expense	677	945	(268)
Selling, general and administrative expense	2,919	2,182	737
Restructuring costs	5	—	5

Total operating expenses	3,601	3,127	474

Loss from operations	(5,257)	(6,493)	1,236

Other income (expense)
Interest expense	(541)	(767)	226
(Loss) on modification of 2020 Notes	(57)	—	(57)
Gain from change in fair value of derivative warrant liability	1	2	(1)
(Loss) gain from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	(176)	148	(324)
Other income	(13)	20	(33)

Total other income (expense), net	(786)	(597)	(189)

Net loss	$(6,043)	$(7,090)	$1,047

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the three months ended June 30, 2020 was $1.0 million, a decrease of $4.1 million compared to the three months ended June 30, 2019. This decrease was primarily the result of terminating ethanol and distiller's grains production at the Luverne Facility in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment during the three months ended June 30, 2020. During the three months ended June 30, 2020, we sold 0 gallons of ethanol compared to 3.1 million gallons of ethanol sold in the three months ended June 30, 2019. We do not expect to earn revenue while the Luverne Facility's operations are suspended.

Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Hydrocarbon sales increased by $0.8 million during the three months ended June 30, 2020 as a result of increased shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”).

Cost of goods sold. Cost of goods sold was $2.6 million during the three months ended June 30, 2020, compared with $8.5 million during the three months ended June 30, 2019, a decrease of approximately $5.8 million, primarily the result of terminating ethanol production in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. Cost of goods sold included approximately $1.0 million associated with the production of isobutanol and related products maintenance of the Luverne Facility and approximately $1.6 million in depreciation expense during the three months ended June 30, 2020.

Until the Luverne Facility restarts production, cost of goods sold will primarily be comprised of costs to process ATJ, isooctane and isooctene at our South Hampton Facility as well as costs to maintain the Luverne Facility.

Research and development expense. Research and development expense decreased by approximately $0.3 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to a decrease in personnel and consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $0.7 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019, due primarily to an increase in personnel, consulting and insurance expenses and professional fees.

Interest expense. Interest expense during the three months ended June 30, 2020 was $0.5 million, a decrease of $0.2 million compared to the three months ended June 30, 2019, due to lower amortization of original issue discounts and debt issuance costs.

(Loss) from modification of 2020 Notes. During the three months ended June 30, 2020, we incurred $0.1 million of legal and professional fees related to the modification of the 2020 Notes into the 2020/21 Notes.

(Loss) gain from change in fair value of the 2020/21 Notes and 2020 Notes embedded derivative liability. During the three months ended June 30, 2020, the estimated fair value of the 2020/21 Notes embedded derivative liability increased resulting in a non-cash loss of $0.2 million, primarily due to the revaluation of the embedded derivative liability.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$3,783	$10,630	$(6,847)
Hydrocarbon revenue	984	831	153
Other revenue	46	28	18
Total revenues	4,813	11,489	(6,676)

Cost of goods sold	10,783	17,413	(6,630)

Gross loss	(5,970)	(5,924)	(46)

Operating expenses
Research and development expense	1,257	1,923	(666)
Selling, general and administrative expense	5,702	4,274	1,428
Restructuring costs	304	—	304

Total operating expenses	7,263	6,197	1,066

Loss from operations	(13,233)	(12,121)	(1,112)

Other income (expense)
Interest expense	(1,086)	(1,522)	436
(Loss) on modification of 2020 Notes	(726)	—	(726)
Gain from change in fair value of derivative warrant liability	8	3	5
(Loss) gain from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	(276)	394	(670)
Other income	17	20	(3)

Total other income (expense), net	(2,063)	(1,105)	(958)

Net loss	$(15,296)	$(13,226)	$(2,070)

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the six months ended June 30, 2020 was $4.8 million, a decrease of $6.7 million compared to the six months ended June 30, 2019. This decrease was primarily the result of terminating ethanol and distiller's grains production at the Luverne Facility in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment during the six months ended June 30, 2020. During the six months ended June 30, 2020, we sold 2.4 million gallons of ethanol compared to 6.8 million gallons of ethanol sold in the six months ended June 30, 2019. We do not expect to earn revenue while the Luverne Facility's operations are suspended.

Hydrocarbon sales increased by $0.2 million during the six months ended June 30, 2020 as a result of increased shipments of finished products from our demonstration plant located at the South Hampton Facility.

Cost of goods sold. Cost of goods sold was $10.8 million during the six months ended June 30, 2020, compared with $17.4 million during the six months ended June 30, 2019, a decrease of approximately $6.6 million, primarily the result of terminating ethanol production in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. Cost of goods sold included approximately $7.6 million associated with the production of ethanol and related products and maintenance of the Luverne Facility and approximately $3.2 million in depreciation expense during the six months ended June 30, 2020.

Until the Luverne Facility restarts production, cost of goods sold will primarily be comprised of costs to process ATJ, isooctane and isooctene at our South Hampton Facility as well as costs to maintain the Luverne Facility.

Research and development expense. Research and development expense decreased by approximately $0.7 million during the six months ended June 30, 2020, compared with the six months ended June 30, 2019, due primarily to a decrease in personnel and consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $1.4 million during the six months ended June 30, 2020, compared with the six months ended June 30, 2019, due primarily to an increase in personnel, consulting  and insurance expenses and professional fees.

Restructuring Costs. During the six months ended June 30, 2020, we incurred $0.3 million of restructuring charges related to the restructuring of Agri-Energy, termination of employees at Agri-Energy and Gevo and renegotiating contracts.

Interest expense. Interest expense during the six months ended June 30, 2020 was $1.1 million, a decrease of $0.4 million compared to the six months ended June 30, 2019, due to lower amortization of original issue discounts and debt issuance costs.

(Loss) from modification of 2020 Notes. During the six months ended June 30, 2020, we incurred $0.7 million of legal and professional fees to modify the 2020 Notes into the 2020/21 Notes.

(Loss) gain from change in fair value of the 2020/21 Notes and 2020 Notes embedded derivative liability. During the six months ended June 30, 2020, the estimated fair value of the 2020/21 Notes embedded derivative liability increased resulting in a non-cash loss of $0.3 million, primarily due to the revaluation of the embedded derivative liability as a result of the modification of the 2020 Notes.

Sources of Our Revenues

Our revenues are primarily derived from: (i) the sale of isobutanol, ethanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel and isooctane derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs. During the first quarter of 2020, we suspended our ethanol production at the Luverne Facility for the foreseeable future due to the impact of the COVID-19 pandemic on the economy and our industry as a whole.

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

Interest Expense. Our 2020/21 Notes have, and the 2020 Notes had, a fixed interest rate of 12%. As of June 30, 2020, the 2020/21 Notes had a principal balance of $14.5 million. As of December 31, 2019, the 2020 Notes had a principal balance of $14.1 million.

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

As of June 30, 2020, we had an accumulated deficit of $473.3 million with cash and cash equivalents totaling $6.3 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(10,805)	$(9,653)
Net cash used in investing activities	$(1,620)	$(4,556)
Net cash provided by financing activities	$2,460	$9,630

Operating Activities

Our primary uses of cash from operating activities are personnel related expenses, research and development related expenses including costs incurred under development agreements, costs of licensing of technology, legal-related costs, expenses for maintenance of the Luverne Facility and for the operation of our South Hampton Facility.

During the six months ended June 30, 2020, net cash used for operating activities was $10.8 million compared to $9.7 million for the six months ended June 30, 2019. The $1.1 million decrease in operating cash flows was primarily due to reduced production at the Luverne Facility.

During the first quarter of 2020, we suspended for the foreseeable future our ethanol production at the Luverne Facility due to COVID-19 and an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. We are currently maintaining the Luverne Facility until we arrange financing of its expansion for the production of hydrocarbons.

Investing Activities

During the six months ended June 30, 2020, we used $1.6 million in cash for investing activities, substantially all of which related to capital expenditures at our Luverne Facility. We are installing equipment to fractionate and dry distillers grains at the Luverne Facility totaling approximately $3.0 million as of June 30, 2020. The cost of the fractionation machine and the thermal dryer have been funded with financing leases. No amounts are payable on these financing leases until the equipment is operational. The fractionation machine is expected to be operational in the first half of 2023.

We are developing a renewable natural gas "RNG" project comprised of anaerobic digesters to be located at three dairy farms in northwest Iowa, plus associated gas upgrading equipment, to supply our Luverne Facility with renewable thermal energy upon its startup in 2023. We expect to finance the RNG project, including finance-related costs and initial working capital, with approximately $57 million of combined project finance debt and third-party equity. Agri-Energy is expected to have a purchase option on approximately 50% of the RNG project’s estimated annual 350,000 MMBtu of RNG production. The RNG project is expected to be operational in late 2021 or early 2022, subject to securing adequate financing to complete the RNG project.

Financing Activities

During the six months ended June 30, 2020, we generated $2.5 million in cash from financing activities, which primarily consisted of $2.2 million of net proceeds under our "at-the-market" offering program and receiving $1.0 million from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) discussed below, offset by $0.4 million paid on loans payable - other.

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to-time. In August 2019, the at-the-market offering program was amended to provide available capacity under the at-the-market offering program of $10.7 million.

During the six months ended June 30, 2020, we issued 1,343,121 shares of common stock under the at-the-market offering program for net proceeds of $2.2 million, net of commissions and offering related expenses. As of June 30, 2020, we had remaining capacity to issue up to $6.5 million of common stock under the at-the-market offering program.

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

2020 Offering

On July 6, 2020, we completed a public offering (the “Offering”) of (i) 20,896,666 Series 1 units (the “Series 1 Units”) at a price of $0.60 per Series 1 Unit, and (ii) 9,103,334 Series 2 units (the “Series 2 Units”) at a price of $0.59 per Series 2 Unit. The Offering was made under a registration statement on Form S-1 filed with the Securities and Exchange Commission, declared effective on June 30, 2020.

Each Series 1 Unit consists of one share of the Company’s common stock and one Series 2020-A warrant to purchase one share of the Company’s commons stock (each, a “Series 2020-A Warrant”). Each Series 2 Unit consists of a pre-funded Series 2020-B warrant to purchase one share of the Company’s common stock (each, a “Series 2020-B Warrant” and, together with the Series 2020-A Warrants, the “Warrants”) and one Series 2020-A Warrant. The Series 2020-A Warrants are exercisable beginning on the date of original issuance and will expire five years from the date of issuance, at an exercise price of $0.60 per share. The pre-funded Series 2020-B Warrants are exercisable beginning on the date of issuance at a nominal exercise price of $0.01 per share of common stock any time until the Series 2020-B Warrants are exercised in full. In connection with the Offering, we issued Series 2020-A Warrants to purchase an aggregate of 30,000,000 shares of common stock.

The net proceeds from the Offering were approximately $16.2 million, after deducting placement agent fees and other estimated offering expenses payable by us, and not including any future proceeds from the exercise of the Warrants. We intend to use the net proceeds from the Offering to fund working capital and for other general corporate purposes.

2020/21 Notes

On January 10, 2020, the Company entered into an Exchange and Purchase Agreement (as amended, the “2020/21 Purchase Agreement”) with the guarantors party thereto (the "Guarantors"), the holder of the 2020 Notes and Whitebox Advisors LLC ("Whitebox"), in its capacity as representative of the holder. Pursuant to the terms of the 2020/21 Purchase Agreement, the holder of the 2020 Notes, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2020 Notes, which was approximately $14.1 million including unpaid accrued interest, for approximately $14.4 million in aggregate principal amount of the Company's newly created 2020/21 Notes (the “2020/21 Exchange”). Pursuant to the 2020/21 Purchase Agreement, the Company also granted an option to purchase up to an additional aggregate principal amount of approximately $7.1 million of 2020/21 Notes (the “2020/21 Option Notes”), at a purchase price equal to the aggregate principal amount of such 2020/21 Option Notes purchased less an original issue discount of 2.0%, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020/21 Notes issued, at any time during the period beginning on the date of closing of the 2020/21 Exchange and ending on the later of (a) 180 days thereafter, and (b) 30 days following June 3, 2020. In addition, on January 10, 2020, the Company completed the 2020/21 Exchange and cancelled the 2020 Notes. In addition, the Company entered into an Indenture by and among the Company, the guarantors named therein (the “2020/21 Notes Guarantors”) and FSB, as trustee and as collateral trustee (the “Original Indenture”), as supplemented by that certain First Supplemental Indenture, dated as of April 7, 2020 (the “First Supplemental Indenture” and, together with the Original Indenture, the “2020/21 Notes Indenture”), pursuant to which the Company issued the 2020/21 Notes. During the six months ended June 30, 2020, the Company recognized an approximately $0.7 million loss on the 2020/21 Exchange within the Consolidated Statements of Operations.

The 2020/21 Notes will mature on December 31, 2020, provided that the maturity date will automatically be extended to April 1, 2021 if the aggregate outstanding principal balance of the 2020/21 Notes (including any 2020/21 Option Notes) as of December 15, 2020 is less than $7 million. The 2020/21 Notes bear interest at a rate equal to 12% per annum (with 4% potentially payable as PIK Interest (as defined below) at our option), payable on March 31, June 30, September 30, and December 31 of each year. Under certain circumstances, we have the option to pay a portion of the interest due on the 2020/21 Notes by either (a) increasing the principal amount of the 2020/21 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as “PIK Interest”).

The 2020/21 Notes are convertible into shares of our common stock, subject to certain terms and conditions. The initial conversion price of the 2020/21 Notes is equal to $2.442 per share of common stock, or 0.4095 shares of common stock per $1 principal amount of 2020 Notes.

On July 10, 2020, certain holders of the 2020/21 Notes converted $2 million in the aggregate principal amount of 2020/21 Notes (including the conversion of an additional $0.3 million for make-whole payment) into 4,169,428 shares of common stock pursuant to the terms of the indenture. There was $12.5 million principal outstanding for the 2020/21 Notes upon completion of the conversion of the 2020/21 Notes.

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

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the SBA PPP totaling $1.0 million in the aggregate (the "SBA Loans"). The SBA Loans will mature in April 2022 and bear interest at a rate equal to 1% per annum, subject to the potential for partial or full loan forgiveness as dictated by U.S. federal law. Principal and interest are deferred until November 2020 and interest continues to accrue during the deferral period. The SBA Loans are payable monthly beginning November 5, 2020, with aggregate payments totaling $0.06 million per month, including interest and principal. The SBA Loans must be used for payroll, rent payments, mortgage interest payments and utilities payments as governed by the SBA PPP and are subject to partial or full forgiveness for the initial eight-week period following the loan disbursement if all proceeds are used for eligible purposes and within certain thresholds, the Company maintains certain employment levels and the Company maintains certain compensation levels.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any material off-balance sheet arrangements, except for operating lease obligations.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets, including, among other effects, a decline in equity markets, changes in interest rates and reduced liquidity. It has also resulted in increased travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. We expect that the impact of the COVID-19 pandemic on general economic activity will negatively impact our revenue and operating results for at least the remainder of 2020. The impact of the COVID-19 pandemic on the global transportation industry could result in less demand for our transportation fuel products which could have a material adverse effect on our business and financial condition. The suspension of ethanol production at our Luverne Facility for the foreseeable future and reduction in our workforce during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on our financial results for the second quarter of 2020 reducing revenue by 81% compared to the same period in 2019. There is also a risk that COVID-19 could have a material adverse impact on customer demand and cash flow.

The risks generally associated with the COVID-19 pandemic could magnify other risks discussed in this report and any of our SEC filings. For example, the rapidly evolving changes in financial markets could have a material impact on our ability to obtain additional financing, which could impact our liquidity. For example, volatility in the financial markets could make it more difficult to raise money from selling equity on the capital markets, the impact of COVID-19 on financial markets could limit potential lenders’ ability to provide funds for project finance of the planned expansion of the Luverne Facility or the terms of any project finance transactions could be worse than anticipated. In addition the effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID-19 could have a material impact on demand for our business. Further, steps taken by market counterparties such as commercial airlines could have an impact on their ability to perform under agreements to which we are a party, which could impact our business. For example, in connection with the impact that the COVID-19 pandemic has had on the economy and on the resulting disruption to the airline industry specifically, we and Delta amended portions of our previously disclosed Fuel Sales Agreement in April 2020, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview—COVID-19.” Other commercial counterparties may also seek to amend supply agreement in the future.

The COVID-19 pandemic could further and materially disrupt our own business operations and the services we provide, as well as the business operations of our customers, suppliers and other third parties with whom we interact. As an increasing percentage of our employees work remotely, we also face the risk that unusual working arrangements could impact the effectiveness of our operations or internal controls. In addition, a potential COVID-19 infection of any of our key employees could materially and adversely impact our operations. It is possible that COVID-19 restrictions could create difficulty for satisfying our legal or regulatory filing or other obligations, including with the SEC and other regulators.

There is also a risk that the COVID-19 pandemic could have a material adverse impact on customer demand and cash flow for the remainder of 2020 and beyond. We will continue to monitor the situation and assess possible implications to our business and its stakeholders and will take appropriate actions to help mitigate adverse consequences. The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict, including the severity, duration and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures.

We have considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in its financial statements and are based on trends in customer behavior and the economic environment throughout the quarter ended June 30, 2020 and beyond as the COVID-19 pandemic has impacted the industries in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables and the estimation of revenue and tangible and intangible assets. With regard to collectability, we believe we may face atypical delays in client payments going forward but we have not experienced delays in collection as of June 30, 2020. In addition, we believe that the demand for certain discretionary lines of business may decrease, and that such decrease will impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets reduces demand for or the extent of renewable alcohol-to-jet fuel (“ATJ”), isooctane and isooctene. We believe that these trends and uncertainties are comparable to those faced by other registrants as a result of the pandemic.

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

We may face substantial delays in obtaining regulatory approvals for use of our renewable premium gasoline product, which could substantially hinder our ability to commercialize our renewable premium gasoline product in the U.S.

Commercialization of our renewable premium gasoline product in the U.S. requires approvals from state and/or federal agencies. Before we can sell our renewable premium gasoline product as a fuel or as a gasoline blendstock, we must obtain certain approvals or certifications from the U.S. Environmental Protection Agency (“EPA”). There can be no assurances that the EPA will grant such approvals or certifications. Any delay or failure in receiving approval will slow or prevent the commercialization of our renewable premium gasoline product, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, California requires that fuels meet both its fuel certification requirements and a separate state low-carbon fuel standard. Any delay or failure in receiving approval for our renewable premium gasoline product will slow or prevent the commercialization of our renewable premium gasoline product, which could have a material adverse effect on our business, financial condition and results of operations.

There are also various third-party certification organizations, such as ASTM International and Underwriters’ Laboratories, Inc., involved in standard-setting regarding the transportation, dispensing and use of liquid fuel in the U.S. and abroad. These organizations may change the current standards and additional requirements may be enacted that could prevent or delay approval of our renewable premium gasoline product. The process of seeking required approvals and the continuing need for compliance with applicable standards may require the expenditure of substantial resources, and there is no guarantee that we will satisfy these standards in a timely manner, if ever.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2020 - April 30, 2020	—	$—	—	—
May 1, 2020 - May 31, 2020 (1)	77,768	$1.04	—	—
June 1, 2020 - June 30, 2020 (1)	208,556	$1.08	—	—

Total	286,324	$1.07	—	—

(1)  Represents shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.3*	Indenture, dated January 10, 2020, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee.	8-K	001-35073	January 13, 2020	4.1
4.4	First Supplemental Indenture, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee, the requisite holders and Whitebox Advisors LLC.	8-K	001-35073	April 9, 2020	4.1
4.5	Registration Rights Agreement, dated January 10, 2020, by and among Gevo, Inc. and the investors named therein.	8-K	001-35073	January 13, 2020	4.1
4.6	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35073	December 15, 2015	4.1
4.7	Form of Amendment No. 1 to Series D Warrant	8-K	001-35073	June 13, 2016	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.8	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35073	April 5, 2016	4.1
4.9	Form of Series I Warrant to Purchase Common Stock	8-K	001-35073	September 15, 2016	4.1
4.10	Form of Series K Warrant to Purchase Common Stock	8-K	001-35073	February 22, 2017	4.1
10.1	Letter Agreement, dated April 7, 2020, by and among Gevo, Inc., the guarantors party thereto and Whitebox Advisors LLC, for itself and on behalf of the holders.	8-K	001-35073	April 9, 2020	10.1
10.2††	Amendment No. 1 to Fuel Sales Agreement, dated as of April 22, 2020, by and between the Company and Delta Air Lines, Inc.	8-K	001-35073	April 28, 2020	10.1
10.3 #	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan	8-K	001-35073	June 5, 2020	10.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X**
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended June 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

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

Date: August 10, 2020