Form 10-Q
period 2020-09-30
Gevo, Inc.
filed 2020-11-12
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, 119,628,203 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$80,621	$16,302
Accounts receivable	370	1,135
Inventories	2,551	3,201
Prepaid expenses and other current assets	4,614	3,590
Total current assets	88,156	24,228

Property, plant and equipment, net	63,324	66,696
Investment in Juhl	1,500	1,500
Deposits and other assets	507	935

Total assets	$153,487	$93,359

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$4,904	$5,678
2020/21 Notes (current), net	12,506	—
2020 Notes (current), net	—	13,900
2020/21 Notes embedded derivative liability	29	—
Loans payable - other (current)	704	516
Total current liabilities	18,143	20,094

Loans payable - other (long-term)	583	233
Other long-term liabilities	172	528
Total liabilities	18,898	20,855

Commitments and Contingencies (see Note 12)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 119,578,203 and 14,083,232 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	1,196	141
Additional paid-in capital	613,511	530,349
Accumulated deficit	(480,118)	(457,986)
Total stockholders' equity	134,589	72,504

Total liabilities and stockholders' equity	$153,487	$93,359

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue and cost of goods sold
Ethanol sales and related products, net	$21	$5,554	$3,804	$16,184
Hydrocarbon revenue	101	550	1,085	1,381
Other revenue	70	6	116	34
Total revenues	192	6,110	5,005	17,599

Cost of goods sold	2,260	9,893	13,043	27,306

Gross loss	(2,068)	(3,783)	(8,038)	(9,707)

Operating expenses
Research and development expense	870	1,789	2,127	3,712
Selling, general and administrative expense	3,215	2,431	8,917	6,705
Restructuring expenses	(50)	—	254	—
Total operating expenses	4,035	4,220	11,298	10,417

Loss from operations	(6,103)	(8,003)	(19,336)	(20,124)

Other income (expense)
Interest expense	(473)	(605)	(1,559)	(2,127)
(Loss) on modification of 2020 Notes	—	—	(726)	—
(Loss) on conversion of 2020/21 Notes to common stock	(543)	—	(543)	—
(Loss) gain from change in fair value of derivative warrant liability	—	(2)	8	1
Gain (loss) from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	247	—	(29)	394
Other income (expense)	36	(9)	53	11
Total other income (expense), net	(733)	(616)	(2,796)	(1,721)

Net loss	$(6,836)	$(8,619)	$(22,132)	$(21,845)

Net loss per share - basic and diluted	$(0.09)	$(0.66)	$(0.62)	$(1.87)

Weighted-average number of common shares outstanding - basic and diluted	77,049,896	12,968,265	35,682,794	11,679,530

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	14,083,232	$141	$530,349	$(457,986)	$72,504

Issuance of common stock, net of issue costs	425,776	4	902	—	906
Non-cash stock-based compensation	—	—	336	—	336
Issuance of common stock under stock plans, net of taxes	105,882	—	—	—	—
Net loss	—	—	—	(9,253)	(9,253)

Balance, March 31, 2020	14,614,890	145	531,587	(467,239)	64,493

Issuance of common stock, net of issue costs	917,345	9	1,238	—	1,247
Non-cash stock-based compensation	—	—	497	—	497
Issuance of common stock under stock plans, net of taxes	(18,137)	—	(307)	—	(307)
Net loss	—	—	—	(6,043)	(6,043)

Balance, June 30, 2020	15,514,098	154	533,015	(473,282)	59,887

Issuance of common stock and common stock warrants, net of issue costs	42,772,687	428	61,265	—	61,693
Issuance of common stock upon exercise of warrants	52,953,400	530	16,117	—	16,647
Issuance of common stock upon conversion of 2020/21 Notes	4,169,426	42	2,441	—	2,483
Issuance of common stock in exchange for services rendered	101,730	1	93	—	94
Non-cash stock-based compensation	—	—	642	—	642
Issuance of common stock under stock plans, net of taxes	4,066,862	41	(62)	—	(21)
Net loss	—	—	—	(6,836)	(6,836)

Balance, September 30, 2020	119,578,203	$1,196	$613,511	$(480,118)	$134,589

Balance, December 31, 2018	8,640,583	$86	$518,027	$(429,326)	$88,787

Issuance of common stock, net of issue costs	3,244,941	33	9,611	—	9,644
Non-cash stock-based compensation	—	—	234	—	234
Net loss	—	—	—	(6,136)	(6,136)

Balance, March 31, 2019	11,885,524	119	527,872	(435,462)	92,529

Issuance of common stock, net of issue costs	—	—	(14)	—	(14)
Non-cash stock-based compensation	—	—	172	—	172
Net loss	—	—	—	(7,090)	(7,090)

Balance, June 30, 2019	11,885,524	119	528,030	(442,552)	85,597

Issuance of common stock, net of issue costs	—	—	(161)	—	(161)
Non-cash stock-based compensation	—	—	304	—	304
Issuance of common stock under stock plans, net of taxes	1,483,477	14	(215)	—	(201)
Net loss	—	—	—	(8,619)	(8,619)

Balance, September 30, 2019	13,369,001	$133	$527,958	$(451,171)	$76,920

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(22,132)	$(21,845)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) from change in fair value of derivative warrant liability	(8)	(1)
Loss (gain) from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	29	(394)
Loss on conversion of 2020/21 Notes to common stock	543	—
Loss (gain) on retirement of property, plant and equipment	38	(19)
Stock-based compensation	1,347	938
Depreciation and amortization	4,754	4,849
Non-cash lease expense	45	25
Non-cash interest expense	606	1,089
Other non-cash expense	—	1
Changes in operating assets and liabilities:
Accounts receivable	765	148
Inventories	650	204
Prepaid expenses and other current assets, deposits and other assets	(613)	(23)
Accounts payable, accrued expenses and long-term liabilities	(605)	230
Net cash used in operating activities	(14,581)	(14,798)

Investing Activities
Acquisitions of property, plant and equipment	(1,756)	(5,779)
Proceeds from sale of property, plant and equipment	—	19
Investment in Juhl	—	(1,500)
Net cash used in investing activities	(1,756)	(7,260)

Financing Activities
Proceeds from SBA loans	1,006	—
Debt and equity offering costs	(6,170)	(178)
Proceeds from issuance of common stock and common stock warrants	69,985	9,647
Proceeds from exercise of warrants	16,647	—
Net settlement of common stock under stock plans	(331)	(201)
Payment of loans payable - other	(481)	—
Net cash provided by financing activities	80,656	9,268

Net increase (decrease) in cash and cash equivalents	64,319	(12,790)

Cash and cash equivalents
Beginning of period	16,302	33,734

End of period	$80,621	$20,944

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Nine Months Ended September 30,
	2020	2019

Cash paid for interest	$953	$1,038
Non-cash purchase of property, plant and equipment	$2	$41
Issuance of common stock upon exchange of debt and make-whole	$2,517	$—
Issuance of common stock in exchange for services rendered	$94	$—
Original issue discount paid with 2020/21 Notes	$282	$—
Right-of-use asset purchased with financing lease	$13	$—

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

Gevo uses low-carbon, renewable resource-based raw materials as feedstock. In the near-term, Gevo’s feedstocks will primarily consist of non-food corn. As Gevo’s technology is applied globally, feedstocks can consist of sugar cane, molasses or other cellulosic sugars derived from wood, agricultural residues and waste. Gevo’s patented fermentation yeast biocatalyst produces isobutanol, a four-carbon alcohol, via the fermentation of renewable plant biomass carbohydrates. The resulting renewable isobutanol has a variety of direct applications but, more importantly to Gevo’s fundamental strategy, serves as a building block to make renewable isooctane (which we refer to as a renewable premium gasoline) and renewable jet fuel using simple and common chemical conversion processes. Gevo also reduces or eliminates fossil-based process energy inputs by replacing them with renewable energy such as wind-powered electricity and renewable natural gas (“RNG”).

Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including (i) completing certain capital improvements at the Company’s production facility located in Luverne, Minnesota (the "Luverne Facility") to increase the production capacity of renewable gasoline and jet fuel and other related products that can be made from isobutanol; (ii) completing the Company's development activities resulting in commercial production and sales of renewable hydrocarbon products; (iii) obtaining adequate financing to complete the Company's development activities, including the build out of isobutanol and renewable hydrocarbon capacity; (iv) gaining market acceptance and demand for the Company's products and services; (v) attracting and retaining qualified personnel; and (vi) achieving a level of revenues adequate to support the Company's cost structure.

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

The Company expects that the impact of the COVID-19 pandemic on general economic activity could negatively impact its revenue and operating results for at least the remainder of 2020 and beyond. The suspension of ethanol production at the Company's Luverne Facility and reduction in the Company's workforce during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on the Company’s financial results for the third quarter of 2020 reducing revenue by 97% compared to the same period in 2019. The Company expects that the suspension of ethanol production at the Luverne Facility and reduction in workforce will allow it to continue to reduce its cash burn during 2020.

With many of the Company’s employees working remotely, the Company faces the risk that unusual working arrangements could impact the effectiveness of its operations or controls. A potential COVID-19 infection of any of its key employees could materially and adversely impact its operations. In addition, it is possible that COVID-19 restrictions could create difficulty for satisfying the Company’s legal or regulatory filing or other obligations, including with the SEC and other regulators.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

There is also a risk that the COVID-19 pandemic could continue to have a material adverse impact on customer demand and cash flow for the remainder of 2020 and beyond. The Company will continue to monitor the situation and assess possible implications to the Company's business and its stakeholders and will take appropriate actions to help mitigate adverse consequences. The extent to which COVID-19 continues to impact the Company's business and financial position will depend on future developments, which are difficult to predict, including the severity, duration and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in its financial statements and are based on trends in customer behavior and the economic environment throughout the quarter ended September 30, 2020 and beyond as the COVID-19 pandemic has impacted the industries in which the Company operates. These estimates and assumptions include the collectability of billed and unbilled receivables and the estimation of revenue and tangible and intangible assets. With regard to collectability, the Company believes it may face atypical delays in client payments going forward but the Company has not experienced delays in collection as of September 30, 2020. In addition, management believes that the demand for certain discretionary lines of business may decrease, and that such decrease will impact its financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets reduces demand for or the extent of renewable alcohol-to-jet fuel (“ATJ”), isooctane and isooctene. The Company believes that these trends and uncertainties are comparable to those faced by other registrants as a result of the COVID-19 pandemic.

In response to the impact of the COVID-19 pandemic, each of Patrick R. Gruber, the Company's Chief Executive Officer, Christopher M. Ryan, the Company's President, Chief Operating Officer and Chief Technology Officer, L. Lynn Smull, the Company's Chief Financial Officer, Timothy J. Cesarek, the Company's Chief Commercial Officer, Geoffrey T. Williams, Jr., the Company's General Counsel and Secretary, and Carolyn M. Romero, the Company's Vice President - Controller and Principal Accounting Officer (collectively, the “Officers”) accepted 20% reductions to their base salaries. These reductions became effective as of April 1, 2020 and continued until July 31, 2020. In connection with the 20% salary reduction, the Officers were granted Company common stock in the form of restricted stock awards in an amount equal to the 20% reduction. Certain remaining employees that earn above a certain dollar threshold also agreed to take a 20% salary reduction through July 31, 2020, with the 20% portion to be paid in the form of restricted stock awards.

New Contracts. As previously disclosed, Gevo and Praj Industries Ltd. (“Praj”) entered into a Construction License Agreement (“CLA”) effective April 4, 2019, a Joint Development Agreement, effective as of April 1, 2018 (as amended, the “Feedstock JDA”) and a Development License Agreement, effective as of April 1, 2018. On August 13, 2020, the Company and Praj entered into a Master Framework Agreement (the “MFA”) to collaborate on providing renewable jet fuel and premium gasoline in India and neighboring countries which replaced the CLA.

Pursuant to the licenses granted by the Company to Praj under the MFA, Praj has exclusive rights to cause the Company to enter into negotiations with third-parties (each, a “Plant Operator”) that own or operate refineries for the production of Biobutanol (defined in the MFA), including conversion of ethyl alcohol to Biobutanol or for the production of isooctane, jet fuel and/or similar hydrocarbons (the “Hydrocarbon Transportation Fuel”) either in the Territory (as defined in the MFA) or who are named on the Plant List (as defined in the MFA). The MFA allows Praj to provide services (such as basic engineering and design package, supply of critical equipment, supervision services, engineering, procurement and construction services and additional related services) (the “Services”) to the applicable Plant Operator for (a) production of Biobutanol from juice, syrup, and/or molasses from sugarcane, beets, bagasse, rice straw, wheat straw or corn stover, and other additional feedstocks using the process design package developed under the Feedstock JDA and (b) for the production of Hydrocarbon Transportation Fuel using the Hydrocarbon PDPs (as defined in the MFA) for the conversion of Biobutanol to Hydrocarbon Transportation Fuel. Praj has no rights to commercially produce Biobutanol or otherwise convert Biobutanol to Hydrocarbon Transportation Fuel under the MFA.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Company will receive certain finder’s fees as set forth in the MFA to the extent one of the Company’s third party licensees (a) is not previously identified in the various agreements or not located in certain specified areas, (b) uses Praj’s enfinity Technology (as defined in the MFA) in concert with the Feedstock PDP and (c) the constructed facilities are of a certain commercial scale. The MFA contains customary representations, warranties and covenants, indemnification provisions and other terms. The MFA will continue in effect for 10 years, unless earlier terminated by either party as set forth in the MFA, and automatically renews for additional one year terms until terminated or either party provides at least 30 days’ notice prior to the end of the current term. If Praj fails to fully commission Authorized Plants (as defined in the MFA) with the cumulative capacity to generate five million gallons per year of Biobutanol or Hydrocarbon Transportation Fuel by the fifth contract year, the exclusive license grants will terminate (unless otherwise mutually agreed in writing by the parties).

On August 14, 2020, Gevo entered into a Renewable Hydrocarbons Purchase and Sale Agreement (the “Agreement”) with Trafigura Trading LLC (“Trafigura”), whereby the Company agreed to supply renewable hydrocarbons to Trafigura. The initial term of the Agreement is 10 years, and Trafigura has the option to extend the initial term. Performance under the Agreement is subject to certain conditions as set forth below, including acquiring a production facility to produce the renewable hydrocarbon products contemplated by the Agreement and closing a financing transaction for sufficient funds to acquire and retrofit the production facility contemplated by the Agreement.

If the Company does not provide to Trafigura the design, capabilities (including the expected annual production capacity), specifications, required governmental authorizations, delivery logistics and location of an additional new project that the Company plans to develop or acquire (the “Production Facility”) (collectively, the “Facility Design”) to meet the requirements set forth in the Agreement on or before December 31, 2020, either party may terminate the Agreement. The parties respective obligations under the Agreement are also subject to certain Conditions Precedent (as defined in the Agreement), including, but not limited to, the Company securing initial financing for the construction of the Production Facility, and the Company having entered into engineering, procurement, and construction agreements for the construction of the Production Facility, in form and substance reasonably satisfactory to the Company.

Subject to the satisfaction or waiver of all of the Conditions Precedent, the Company is required to use commercially reasonable efforts to cause the “Commercial Operations Date” to occur on or before December 31, 2023. The Commercial Operations Date will be the date on which the Company determines that the production facility is capable of consistently producing renewable hydrocarbons conforming to specification and in quantities set forth under the Agreement, provided that the expected annual production capability is at least equal to 85% of the annual production capability contemplated by the Facility Design. If the Commercial Operations Date has not taken place on or before December 31, 2023 (as may be adjusted in accordance with the Agreement), then the Company will be required to pay Trafigura certain liquidated damages.

Restructuring Expenses. During the first quarter of 2020, the Company suspended its ethanol production at the Luverne Facility. In addition, due to the impact of the COVID-19 pandemic on the global economy and the Company’s industry, in March 2020, the Company reduced its workforce, impacting 26 people at the Luverne Facility and four people at the Company's corporate headquarters. Affected employees were offered a severance package which included a one-time payment, one month of health insurance and acceleration of vesting for any unvested restricted stock awards.

The Company incurred $0.1 million related to severance costs and $0.2 million related to lease agreements for which it will no longer receive value during the nine months ended September 30, 2020, which are recorded as Restructuring expenses on the Consolidated Statements of Operations. Restructuring expense totaled $0.02 million and $0.3 million for Gevo and Gevo Development/Agri-Energy segments, respectively, during the nine months ended September 30, 2020.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

As of September 30, 2020, the Company had the following liabilities outstanding related to the restructuring expenses included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets:

	December 31, 2019	Additions	Payments	September 30, 2020

Severance (including payroll taxes)	$—	$96	$(96)	$—
Lease agreements	—	158	(158)	—

Total	$—	$254	$(254)	$—

Financial Condition. The Company has incurred consolidated net losses since inception and had a significant accumulated deficit as of September 30, 2020. The Company’s cash and cash equivalents as of September 30, 2020 totaled $80.6 million and are expected to be used for the following purposes: (i) development of the Luverne Facility expansion plan; (ii) identification of new production facilities and to plan for expanded production to fulfill existing off-take agreements; (iii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iv) development projects associated with the Company's RNG projects; (v) exploration of strategic alternatives and additional financings, including project financing; and (vi) debt service obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from issuance of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

July 2020 Offering. On July 6, 2020, Gevo completed a public offering (the “July 2020 Offering”) of (i) 20,896,666 Series 1 units (the “Series 1 Units”) at a price of $0.60 per Series 1 Unit, and (ii) 9,103,334 Series 2 units (the “Series 2 Units”) at a price of $0.59 per Series 2 Unit. The July 2020 Offering was made under a registration statement on Form S-1 filed with the Securities and Exchange Commission, declared effective on September 30, 2020.

Each Series 1 Unit consisted of one share of the Company’s common stock and one Series 2020-A warrant to purchase one share of the Company’s common stock (each, a “Series 2020-A Warrant”). Each Series 2 Unit consists of a pre-funded Series 2020-B warrant to purchase one share of the Company’s common stock (each, a “Series 2020-B Warrant” and, together with the Series 2020-A Warrants, the “Warrants”) and one Series 2020-A Warrant. The Series 2020-A Warrants are exercisable beginning on the date of original issuance and will expire five years from the date of issuance, at an exercise price of $0.60 per share. The pre-funded Series 2020-B Warrants are exercisable beginning on the date of issuance at a nominal exercise price of $0.01 per share of common stock any time until the Series 2020-B Warrants are exercised in full. In connection with the July 2020 Offering, the Company issued Series 2020-A Warrants to purchase an aggregate of 30,000,000 shares of common stock. As of September 30, 2020, all of the Series 2020-B Warrants were exercised.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The net proceeds to the Company from the July 2020 Offering were approximately $16.1 million, after deducting placement agent fees and other offering expenses payable by the Company, and not including any future proceeds from the exercise of the Warrants. The Company intends to use the net proceeds from the July 2020 Offering to fund working capital and for other general corporate purposes.

During the three months ended September 30, 2020, the Company received notices of exercise from holders of our Series 2020-A Warrants to issue an aggregate of 27,317,834 shares of common stock for total gross proceeds of approximately $16.4 million. Following these exercises, Series 2020-A Warrants to purchase 2,682,166 shares of the Company's common stock remain outstanding at an exercise price of $0.60 per share.

August 2020 Offering. On August 25, 2020, the Company completed a registered direct offering pursuant to a securities purchase agreement with certain institutional and accredited investors providing for the issuance and sale by the Company of an aggregate of (i) 21,929,313 shares of the Company’s common stock (the “Shares”) at a price of $1.30 per share, and (ii) 16,532,232 pre-funded Series 2020-C warrants to purchase one share of the Company’s common stock (each, a “Series 2020-C Warrant”) at a price of $1.29 per Series 2020-C Warrant, in a registered direct offering (the “August 2020 Offering”). The pre-funded Series 2020-C Warrants are exercisable beginning on the date of issuance at a nominal exercise price of $0.01 per share of common stock any time until the Series 2020-C Warrants are exercised in full.  As of September 30, 2020, all of the Series 2020-C Warrants were exercised.

The net proceeds to the Company from the August 2020 Offering were approximately $45.8 million, after deducting placement agent fees and other estimated offering expenses payable by the Company, and not including any future proceeds from the exercise of the Warrants. The Company intends to use the net proceeds from the August 2020 Offering to fund working capital and for other general corporate purposes.

The Company evaluated the Series 2020-A, Series 2020-B and Series 2020-C Warrants for liability or equity classification in accordance with the provisions of Accounting Standards Codification 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because neither the Series 2020-A, Series 2020-B or Series 2020-C Warrants met the definition of liability instruments.

The Warrants are classified as component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Warrants do not provide any guarantee of value or return. The Company valued the Series 2020-A, Series 2020-B and Series 2020-C Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the Series 2020-A, Series 2020-B and Series 2020-C Warrants to purchase the Company’s common stock at $8.3 million, $2.9 million and $21.4 million, respectively. The key inputs to the valuation model included a weighted average volatility of 130% to 141%, risk-free rate of 0.30% to 0.31% and an expected term of five years.

Conversion of 2020/21 Notes. On July 10, 2020, certain holders of the 2020/21 Notes converted $2.0 million in aggregate principal amount of 2020/21 Notes (including the conversion of an additional $0.3 million for make-whole payment) into an aggregate of 4,169,426 shares of common stock pursuant to the terms of the 2020/21 Indenture. The Company recorded a Loss on conversion of 2020/21 Notes of $0.5 million on its Consolidated Statements of Operations.

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. In August 2019, the at-the-market offering program was amended to provide available capacity under the at-the-market offering program of $10.7 million.

During the nine months ended September 30, 2020, the Company issued 1,343,121 shares of common stock under the at-the-market offering program for total proceeds of $2.2 million, net of commissions and other offering related expenses. No shares were issued under the at-the-market offering program during the three months ended September 30, 2020.

As of September 30, 2020, the Company has remaining capacity to issue up to approximately $6.5 million of common stock under the at-the-market offering program.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Development, LLC (“Gevo Development”) and Agri-Energy, LLC (“Agri-Energy”)) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2020 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Income Taxes. There is no provision for income taxes because the Company has incurred operating losses since inception.

Concentration of Business Risk. As of September 30, 2020, four customers, Coryton Advanced Fuels Ltd ("Coryton"), Total Petrochemicals & Refining USA, Inc. ("Total"), Eco-Energy, LLC ("Eco-Energy") and World Kinect Energy Services (" Kinect"), comprised approximately 27%, 20%, 14% and 12% of the Company's outstanding trade accounts receivable, respectively. As of December 31, 2019, three customers, Eco-Energy, Purina Animal Nutrition, LLC ("Purina"), and HCS Group GmbH ("HCS") comprised 57%, 13% and 15% of the Company's outstanding trade accounts receivable, respectively.

For the three months ended September 30, 2020, Coryton and Total accounted for approximately 52% and 39% of the Company's consolidated revenue, respectively. For the three months ended September 30, 2019, Eco-Energy and Purina represented approximately 73% and 16% of the Company's consolidated revenue, respectively. For the nine months ended September 30, 2020, Eco-Energy, Purina and HCS accounted for approximately 57%, 17% and 15% of the Company's consolidated revenue, respectively. For the nine months ended September 30, 2019, Eco-Energy and Purina accounted for approximately 73% and 16% of the Company's consolidated revenue, respectively. HCS, Coryton and Total Cray Valley are customers of the Company's Gevo segment. Eco-Energy and Purina are customers of the Company's Gevo Development/Agri-Energy segment (see Note 14).

Related Party Transaction. During the nine months ended September 30, 2020, Gevo paid Blocksize Capital GmbH ("Blocksize"), a company in which a director of Gevo has an indirect ownership interest, $0.1 million for block chain software development services. There were no amounts payable to Blocksize as of September 30, 2020.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2. Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three and nine months ended September 30, 2020 and 2019 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three and Nine Months ended September 30,
	2020	2019

Warrants to purchase common stock - liability classified	52,032	54,989
Warrant to purchase common stock - equity classified	2,682,166	—
Conversion of 2020/21 Notes	5,789,209	—
Conversion of 2020 Notes	—	997,914
Outstanding options to purchase common stock	1,552	1,564
Stock appreciation rights	132,566	132,566

Total	8,657,525	1,187,033

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

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended September 30, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$21	$—	$21
Hydrocarbon revenue	101	—	101
Other revenue	70	—	70

	$192	$—	$192
Timing of Revenue Recognition
Goods transferred at a point in time	$122	$—	$122
Services transferred over time	70	—	70

	$192	$—	$192

	Three Months Ended September 30, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$5,554	$—	$5,554
Hydrocarbon revenue	550	—	550
Other revenue	—	6	6

	$6,104	$6	$6,110
Timing of Revenue Recognition

Goods transferred at a point in time	$6,104	$—	$6,104
Services transferred over time	—	6	6

	$6,104	$6	$6,110

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	Nine Months Ended September 30, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$3,804	$—	$3,804
Hydrocarbon revenue	1,085	—	1,085
Other revenue	116	—	116

	$5,005	$—	$5,005
Timing of Revenue Recognition
Goods transferred at a point in time	$4,889	$—	$4,889
Services transferred over time	116	—	116

	$5,005	$—	$5,005

	Nine Months Ended September 30, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$16,184	—	$16,184
Hydrocarbon revenue	1,381	—	1,381
Other revenue	—	34	34

	$17,565	$34	$17,599
Timing of Revenue Recognition

Goods transferred at a point in time	$17,565	$—	$17,565
Services transferred over time	—	34	34

	$17,565	$34	$17,599

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three and nine months ended September 30, 2020 and 2019, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of September 30, 2020 and December 31, 2019, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point”. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Services transferred over time. For the three and nine months ended September 30, 2020 and 2019, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of September 30, 2020 and December 31, 2019, respectively, there were no material unfulfilled or partially fulfilled performance obligations.

Contract Assets and Trade Receivables. As of September 30, 2020 and December 31, 2019, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract as of September 30, 2020 and December 31, 2019. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of September 30, 2020 or December 31, 2019.

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

There is one contractual agreement related to equipment improvements at the Luverne Facility that was not recognized as of September 30, 2020 as a result of operating contingencies which must be satisfied before the Company is obligated under the terms of the contract. The total estimated fair value of unrecognized right-to-use asset and related lease liability relating to this contract was approximately $2.0 million as of September 30, 2020. There are two contractual agreements related to equipment improvements at the Luverne Facility that were not recognized as of December 31, 2019 as a result of operating contingencies which must be satisfied before the Company is obligated under the terms of the contract. The total estimated fair value of unrecognized right-to-use assets and related lease liabilities relating to these contracts was approximately $3.0 million as of December 31, 2019.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases (dollars in thousands):

	Three Months Ended September 30,
	2020	2019
Lease Cost
Financing lease cost	$1	$—
Operating lease cost	11	435
Short-Term lease cost	376	110
Variable lease cost	36	21

Total lease cost	$424	$566

	Nine Months Ended September 30,
	2020	2019
Lease Cost
Financing lease cost	$3	$—
Operating lease cost	545	1,166
Short-Term lease cost	556	315
Variable lease cost	108	86

Total lease cost	$1,212	$1,567

Other Information
Cash paid for the measurement of lease liabilities:
Operating cash flows from finance lease	$2	$—
Operating cash flows from operating leases	545	1,166
Finance cash flows from finance lease	1	—
Right-to-use asset obtained in exchange for new financing lease liability	13	—
Weighted-average remaining lease term, financing lease (months)	53	—
Weighted-average remaining lease term, operating leases (months)	10	22
Weighted-average discount rate - financing lease	21%	—
Weighted-average discount rate - operating leases	12%	12%

The table below shows the future minimum payments under non-cancelable financing and operating leases at September 30, 2020 (in thousands):

Year Ending December 31,	Financing Leases	Operating Leases

2020 (remaining)	$1	77
2021	4	180
2022	4	—
2023	4	—
2024 and thereafter	5	—
Total	18	257
Less: Amounts representing present value discounts	(6)	(10)

Total lease liabilities	12	247

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

5. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials
Corn	$—	$267
Enzymes and other inputs	136	184
Finished goods
Jet Fuels, Isooctane and Isooctene	881	571
Isobutanol	—	135
Ethanol	—	93
Distiller's grains	—	54
Work in process
Agri-Energy	—	254
Gevo	29	122
Spare parts	1,505	1,521

Total inventories	$2,551	$3,201

Work in process inventory includes unfinished jet fuel, isooctane and isooctene inventory.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life			September 30,	December 31,
	(in years)			2020	2019

Luverne retrofit asset		20		$70,820	$70,820
Plant machinery and equipment		10		17,374	17,413
Site improvements		10		7,157	7,054
Lab equipment, furniture and fixtures and vehicles		5		6,396	6,393
Demonstration plant		2		3,597	3,597
Buildings		10		2,543	2,543
Leasehold improvements, pilot plant, land and support equipment	2	to	5	2,523	2,523
Computer, office equipment and software	3	to	6	2,021	2,034
Construction in progress				8,909	7,710

Total property, plant and equipment				121,340	120,087
Less accumulated depreciation and amortization				(58,016)	(53,391)

Property, plant and equipment, net				$63,324	$66,696

The Company recorded depreciation and amortization expense related to property, plant and equipment as follows (in thousands):

	Three Months Ended September 30,
	2020	2019

Cost of goods sold	$1,418	$1,578
Operating expenses	52	30

Total depreciation and amortization	$1,470	$1,608

	Nine Months Ended September 30,
	2020	2019

Cost of goods sold	$4,580	$4,697
Operating expenses	158	92

Total depreciation and amortization	$4,738	$4,789

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

As of September 30, 2020 and December 31, 2019, the estimated fair value of the embedded derivatives was $0.03 million and $0, respectively. The Company recorded the estimated fair value of the embedded derivative with the 2020/21 Notes and 2020 Notes, net in the Consolidated Balance Sheets. The Company recorded a $0.2 million gain and a $0.03 million loss from the change in fair value of 2020/21 Notes embedded derivatives for the three and nine months ended September 30, 2020, respectively. The Company recorded a $0 and $0.4 million gain from the change in fair value of 2020 Notes embedded derivatives or the three and nine months ended September 30, 2019, respectively.

The following table sets forth the inputs to the lattice models that were used to value the embedded derivatives:

	September 30,	December 31,
	2020	2019

Stock price	$1.00	$2.31
Conversion Rate per $1,000	409.50	67.95
Conversion Price	$2.44	$14.72
Maturity date	December 31, 2020	March 15, 2020
Risk-free interest rate	0.10%	1.52%
Estimated stock volatility	247%	60%
Estimated credit spread	36%	27%

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded featured within the 2020/21 Notes and 2020 Notes. For example, the estimated fair value will generally decrease with: (1) a decline in the stock price; (2) decreases in the estimated stock volatility; and (3) a decrease in the estimated credit spread.

Derivative Warrant Liability

The following warrants were sold by the Company during the nine months ended September 30, 2020:

•

In July 2020, the Company sold Series 2020-A Warrants to purchase 30,000,000 shares of the Company's common stock and Series 2020-B Warrants to purchase 9,103,334 shares of the Company's common stock, pursuant to an underwritten public offering.

•	In August 2020, the Company sold Series 2020-C Warrants to purchase 16,532,232 shares of the Company's common stock, pursuant to a registered direct offering.

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of September 30, 2020:

	Issuance Date	Expiration Date	Exercise Price as of September 30, 2020	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of September 30, 2020	Shares Underlying Warrants Outstanding as of September 30, 2020

Series D Warrants	12/11/2015	12/11/2020	$40.00	25,125	25,078	47
Series F Warrants	04/01/2016	04/01/2021	$40.00	25,733	11,692	14,041
Series I Warrants	09/13/2016	09/13/2021	$220.00	35,368	—	35,368
Series K Warrants	02/17/2017	2/17/2022	$2.00	311,236	308,660	2,576
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	27,317,834	2,682,166
Series 2020-B Warrants (1)	7/6/2020	7/6/2025	$0.01	9,103,334	9,103,334	—
Series 2020-C Warrants (1)	8/25/2020	8/25/2025	$0.01	16,532,232	16,532,232	—

				56,033,028	53,298,830	2,734,198

(1)   The Series 2020-A, Series 2020-B and Series 2020-C Warrants are equity-classified warrants.

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

During the three months ended September 30, 2020, common stock was issued as a result of exercise of warrants as described below (dollars in thousands):

	Common Stock Issued	Proceeds

Series 2020-A Warrants	27,317,834	$16,391
Series 2020-B Warrants	9,103,334	91
Series 2020-C Warrants	16,532,232	165

	52,953,400	$16,647

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	September 30,	December 31,
	2020	2019

Accrued utilities and supplies	$712	$645
Accounts payable - trade	1,441	1,474
Accrued employee compensation	1,593	1,946
Other accrued liabilities	1,158	1,613

Total accounts payable and accrued liabilities	$4,904	$5,678

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

9. Debt

2020 Notes and 2020/21 Notes

The following table sets forth information pertaining to the 2020 Notes and 2020/21 Notes which are included in the Company’s consolidated balance sheets (in thousands):

	Principal Amount of 2020 Notes	Principal Amount of 2020/21 Notes	Debt Discount	Debt Issue Costs	Total Notes	Embedded Derivative	Total

Balance - December 31, 2019	$14,053	$—	$(123)	$(30)	$13,900	$—	$13,900

Amortization of debt discount	—	—	270	—	270	—	270
Amortization of debt issue costs	—	—	—	20	20	—	20
Paid-in-kind interest	47	269	—	—	316	—	316
Exchange of 2020 Notes for 2020/21 Notes	(14,100)	14,100	—	—	—	—	—
Original issue discount paid with 2020/21 Notes	—	282	(282)	—	—	—	—
Conversion of 2020/21 Notes into common stock	—	(2,000)	—	—	(2,000)	—	(2,000)
Fair value of 2020/21 embedded derivative	—	—	—	—	—	2,848	2,848
Change in fair value of 2020/21 Notes embedded derivative	—	—	—	—	—	(2,819)	(2,819)

Balance - September 30, 2020	$—	$12,651	$(135)	$(10)	$12,506	$29	$12,535

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2020/21 Notes

On January 10, 2020, the Company entered into an Exchange and Purchase Agreement (as amended, the “2020/21 Purchase Agreement”) with the guarantors party thereto (the "Guarantors"), the holder of the 2020 Notes and Whitebox Advisors LLC ("Whitebox"), in its capacity as representative of the holder. Pursuant to the terms of the 2020/21 Purchase Agreement, the holder of the 2020 Notes, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2020 Notes, which was approximately $14.1 million including unpaid accrued interest, for approximately $14.4 million in aggregate principal amount of the Company's newly created 2020/21 Notes (the “2020/21 Exchange”). Pursuant to the 2020/21 Purchase Agreement, the Company also granted an option to purchase up to an additional aggregate principal amount of approximately $7.1 million of 2020/21 Notes (the “2020/21 Option Notes”), at a purchase price equal to the aggregate principal amount of such 2020/21 Option Notes purchased less an original issue discount of 2.0%, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020/21 Notes issued, at any time during the period beginning on the date of closing of the 2020/21 Exchange and ending on the later of (a) 180 days thereafter, and (b) 30 days following June 3, 2020. The right to purchase 2020/21 Option Notes expired on July 3, 2020. On January 10, 2020, the Company completed the 2020/21 Exchange and cancelled the 2020 Notes. In addition, the Company entered into an Indenture by and among the Company, the guarantors named therein (the “2020/21 Notes Guarantors”) and FSB, as trustee and as collateral trustee (the “Original Indenture”), as supplemented by that certain First Supplemental Indenture, dated as of April 7, 2020 (the “First Supplemental Indenture”), that certain Second Supplemental Indenture, dated as of July 2, 2020 (the “Second Supplemental Indenture”), and that certain Third Supplemental Indenture, dated as of August 24, 2020 (the “Third Supplemental Indenture” and, together with the Original Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “2020/21 Notes Indenture”), pursuant to which the Company issued the 2020/21 Notes. The Company recognized an approximately $0.7 million loss. See "(Loss) on modification of 2020 Notes" within the Consolidated Statements of Operations.

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

Conversion of 2020/21 Notes

On July 10, 2020, certain holders of the 2020/21 Notes converted $2.0 million in aggregate principal amount of 2020/21 Notes (including the conversion of an additional $0.3 million for make-whole payment) into an aggregate of 4,169,426 shares of common stock pursuant to the terms of the 2020/21 Indenture. The Company recorded a Loss on conversion of 2020/21 Notes of $0.5 million on its Consolidated Statements of Operations.

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

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans"). The SBA Loans will mature in April 2022 and bear interest at a rate equal to 1% per annum, subject to the potential for partial or full loan forgiveness as dictated by U.S. federal law. Principal and interest are deferred until August 2021 and interest continues to accrue during the deferral period. The SBA Loans are payable monthly beginning August 5, 2021, with aggregate payments totaling $0.06 million per month, including interest and principal. The SBA Loans must be used for payroll, rent payments, mortgage interest payments and utilities payments as governed by the SBA PPP and are subject to partial or full forgiveness for the initial 24-week period following the loan disbursement if all proceeds are used for eligible purposes and within certain thresholds, the Company maintains certain employment levels and the Company maintains certain compensation levels.

The balance of these loans at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019

SBA Loans	$1,006	$—
Equipment	281	321
Insurance	—	428

Total notes payable - other	1,287	749
Less current portion	(704)	(516)

Long-term portion	$583	$233

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Future payments for Loans Payable - Other are as follows (in thousands):

Year ending December 31,

2020 (remaining)	$134
2021	763
2022	290
2023	65
2024 and thereafter	35

$1,287

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

Restricted common stock activity during the nine months ended September 30, 2020 consisted of the following:

•

In February 2020, the Company issued 109,337 shares of restricted common stock, vesting over three years, and 1,258 shares of restricted common stock, vesting over two years, to certain of its employees in relation to restricted stock awards granted on February 27, 2020.

•	In March 2020, the Company withheld 4,055 shares of common stock to settle income taxes related to the vested restricted stock awards for certain employees.

•	In April 2020, the Company issued 239,155 shares of restricted common stock in relation to restricted stock awards granted to its employees on April 1, 2020 in connection with the 20% salary reduction discussed in Footnote 1, which vested on May 15, 2020. Also in April 2020, the Company issued 29,032 of restricted stock units in exchange for services rendered, which vested immediately.

•	During the three months ended June 30, 2020, the Company withheld 77,768 shares of common stock to settle income taxes related to the vested restricted stock awards for certain employees.

•	During July 2020, the Company issued 115,156 shares of restricted common stock in relation to restricted stock awards granted to its employees on July 1, 2020 in connection with the 20% salary reduction vesting on July 31, 2020. In addition, the Company issued 3,989,140 shares of restricted common stock to employees and directors and 101,730 restricted stock units in exchange for services rendered, vesting over two years.

•	During the three months ended September 30, 2020, the Company withheld 245,990 shares of common stock to settle income taxes related to the vested restricted stock awards for certain employees.

At September 30, 2020, 1,242,905 shares remain available for awards under the 2010 Plan.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the Employee Stock Purchase Plan (the "ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of June 30, 2020 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during the nine months ended September 30, 2020 or 2019.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

11. Stock-Based Compensation

The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock
Research and development	$142	$68	$353	$129
Selling, general and administrative	500	236	1,122	581

Stock appreciation rights
Research and development	16	132	(61)	114
Selling, general and administrative	16	132	(67)	114

Total stock-based compensation	$674	$568	$1,347	$938

Stock Option Award Activity. Stock option activity under the Company’s stock incentive plans at September 30, 2020 and changes during the three months ended September 30, 2020 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price (1)	(years)	Value

Options outstanding at December 31, 2019	1,561	$928.79	6.56	$—
Granted	—	$—
Canceled or forfeited	(9)	$72,891.04
Exercised	—	$—

Options outstanding at September 30, 2020	1,552	$556.13	5.83	$—

Options exercisable at September 30, 2020	1,552	$556.13	5.83	$—

Options vested and expected to vest at September 30, 2020	1,552	$556.13	5.83	$—

(1)  Exercise price of options outstanding range from $20.00 to $99,300.00 as of September 30, 2020.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Restricted Stock. Non-vested restricted stock awards at September 30, 2020 and changes during the three months ended September 30, 2020 were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2019	1,308,613	$1.91
Granted	4,454,046	$0.63
Vested	(1,015,336)	$1.47
Canceled or forfeited	(6,974)	$1.90

Non-vested at September 30, 2020	4,740,349	$0.80

The total fair value of restricted stock that vested during the nine months ended September 30, 2020 totaled $1.5 million. As of September 30, 2020, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $3.1 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.6 years.

12. Commitments and Contingencies

Legal Matters. From time to time, the Company has been, and may again become, involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any litigation and is not aware of any pending or threatened litigation against the Company that it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2020 and December 31, 2019, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2020.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

 These tables present the carrying value and fair value, by fair value hierarchy, of our financial instruments, excluding cash and cash equivalents, accounts receivable and accounts payable, which approximate fair value due to their short-term nature, at September 30, 2020 and December 31, 2019, respectively (in thousands):

		Fair Value Measurements at September 30, 2020 (In thousands)
	Fair Value at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
2020/21 Notes Embedded Derivative Liability	$29	$—	$—	$29

Nonrecurring
Corn and finished goods inventory	$599	$—	$599	$—

		Fair Value Measurements at December 31, 2019 (In thousands)
	Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$8	$—	$—	$8

Nonrecurring
Corn and finished goods inventory	$940	$267	$673	$—

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the three months ended September 30, 2020 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative Warrant Liability	2020/21 Notes Embedded Derivative

Balance, December 31, 2019	$8	$—

Issue of 2020/21 Notes embedded derivative liability	—	2,848
Total (gains) included in earnings	(8)	(2,819)

Balance, September 30, 2020	$—	$29

There were no transfers to or from Level 3 in the three months ended September 30, 2020.

Inventories. The Company records its corn inventory at fair value only when the Company’s cost of corn purchased exceeds the market value for corn. The Company determines the market value of corn and dry distiller’s grain based upon Level 1 inputs using quoted market prices. The Company records its ethanol, isobutanol and hydrocarbon inventory at market using Level 2 inputs.

2020/21 Notes Embedded Derivative. The Company had estimated the fair value of the embedded derivative on a stand-alone basis to be $0.03 million at September 30, 2020 based upon Level 3 inputs. Changes in the fair value of the embedded derivative is recognized each reporting period as a “Change in fair value of 2020/21 Notes embedded derivative” in the consolidated Statements of Operations and Statements of Cash Flows. See Note 7, Embedded Derivatives, for the fair value inputs used to estimate the fair value of the embedded derivative.

Derivative Warrant Liability. The Company valued the Series F Warrants and Series K Warrants using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3). The Company has estimated the fair value of the derivative warrant liability to be $0 and $.01 million as of September 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Gevo	$176	$550	$1,198	$1,381
Gevo Development / Agri-Energy	16	5,560	3,807	16,218

Consolidated	$192	$6,110	$5,005	$17,599

Loss from operations:
Gevo	$(3,831)	$(3,830)	$(9,896)	$(9,463)
Gevo Development / Agri-Energy	(2,272)	(4,173)	(9,440)	(10,661)

Consolidated	$(6,103)	$(8,003)	$(19,336)	$(20,124)

Interest expense:
Gevo	$465	$605	$1,546	$2,127
Gevo Development / Agri-Energy	8	—	13	—

Consolidated	$473	$605	$1,559	$2,127

Depreciation and amortization expense:
Gevo	$53	$50	$159	$152
Gevo Development / Agri-Energy	1,423	1,578	4,595	4,697

Consolidated	$1,476	$1,628	$4,754	$4,849

Acquisitions of plant, property and equipment:
Gevo	$—	$—	$79	$62
Gevo Development / Agri-Energy	106	781	1,325	4,862

Consolidated	$106	$781	$1,404	$4,924

Revenue by geographic area
United States	$12	$5,560	$3,853	$16,218
Other	180	550	1,152	1,381

Consolidated	$192	$6,110	$5,005	$17,599

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	September 30,	December 31,
	2020	2019

Total assets
Gevo	$152,762	$91,861
Gevo Development / Agri-Energy	133,790	143,349
Intercompany eliminations (1)	(133,065)	(141,851)

Consolidated (2)	$153,487	$93,359

(1)	Includes intercompany sales of $0.1 million during the nine months ended September 30, 2020 and $0.4 million for the year ended December 31, 2019 for hydrocarbon sales.
(2)	All other significant non-cash items relate to the activities of Gevo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the impact of the novel coronavirus ("COVID-19") pandemic on our business, our financial condition, our results of operation and liquidity, risks and uncertainties related to our ability to sell our products, our ability to expand or continue production of isobutanol, renewable hydrocarbon products and ethanol at our production facility in Luverne Minnesota (the “Luverne Facility”), our strategy to pursue low-carbon renewable fuels, our ability to replace our fossil-based energy sources with renewable energy sources at our production facilities, our ability and plans to construct a commercial hydrocarbon facility to produce renewable premium gasoline and jet fuel, our ability to raise additional funds to continue operations and/or expand our production capabilities, our ability to perform under our existing renewable hydrocarbon offtake agreements and other supply agreements we may enter into in the future, our ability to enter into additional hydrocarbon supply agreements, our ability to obtain project finance debt and third-party equity for our renewable natural gas project, our ability to produce isobutanol, renewable hydrocarbon products and ethanol on a commercial level and at a profit, achievement of advances in our technology platform, the success of our upgraded production facility, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our isobutanol, renewable hydrocarbon products and ethanol, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”), and subsequent reports on Form 10-Q, including Item 1A. "Risk Factors" of this Report. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

We use low-carbon, renewable resource-based raw materials as feedstocks. In the near-term, our feedstocks will primarily consist of non-food corn. As our technology is applied globally, feedstocks can consist of sugar cane, molasses or other cellulosic sugars derived from wood, agricultural residues and waste. Our patented fermentation yeast biocatalyst produces isobutanol, a four-carbon alcohol, via the fermentation of renewable plant biomass carbohydrates. The resulting renewable isobutanol has a variety of direct applications but, more importantly to our fundamental strategy, serves as a building block to make renewable isooctane (which we refer to as renewable premium gasoline) and renewable jet fuel using simple and common chemical conversion processes. We also reduce or eliminate fossil-based process energy inputs by replacing them with renewable energy such as wind-powered electricity and renewable natural gas (“RNG”).

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

We expect that the impact of the COVID-19 pandemic on general economic activity will negatively impact our revenue and operating results for at least the remainder of 2020 and beyond. The suspension of ethanol production at our Luverne Facility and reduction in our workforce during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on our financial results for the third quarter of 2020 reducing revenue by 97% compared to the same period in 2019. We expect that the suspension of ethanol production at the Luverne Facility and reduction in workforce will allow us to continue to reduce our cash burn during 2020.

With many of our employees work remotely, we face the risk that unusual working arrangements could impact the effectiveness of our operations or controls. A potential COVID-19 infection of any of our key employees could materially and adversely impact our operations. In addition, it is possible that COVID-19 restrictions could create difficulty for satisfying our legal or regulatory filing or other obligations, including with the SEC and other regulators.

There is also a risk that COVID-19 could continue to have a material adverse impact on customer demand and cash flow for the remainder of 2020 and beyond. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions to help mitigate adverse consequences. The extent to which COVID-19 continues to impact our business and financial position will depend on future developments, which are difficult to predict, including the severity, duration and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures.

We have considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in our financial statements and are based on trends in customer behavior and the economic environment throughout the quarter ended September 30, 2020 and beyond as the COVID-19 pandemic has impacted the industries in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables, the estimation of revenue and tangible and intangible assets. With regard to collectability, we believe we may face atypical delays in client payments going forward but we have not experienced delays in collection as of September 30, 2020. In addition, we believe that the demand for certain discretionary lines of business may decrease, and that such decrease will impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets reduces demand for or the extent of alcohol-to-jet ("ATJ"), isooctane and isooctene. We believe that these trends and uncertainties are comparable to those faced by other registrants as a result of the COVID-19 pandemic.

In response to the impact of the COVID-19 pandemic, each of Patrick R. Gruber, our Chief Executive Officer, Christopher M. Ryan, our President, Chief Operating Officer and Chief Technology Officer, L. Lynn Smull, our Chief Financial Officer, Timothy J. Cesarek, our Chief Commercial Officer, Geoffrey T. Williams, Jr., our General Counsel and Secretary, and Carolyn M. Romero, our Vice President - Controller and Principal Accounting Officer (collectively, the “Officers”) accepted 20% reductions to their base salaries as of April 1, 2020 and continued until July 31, 2020. In connection with the 20% salary reduction, the Officers were granted Company stock in the form of restricted stock awards in an amount equal to the 20% reduction. Certain remaining employees that earn above a certain dollar threshold also agreed to take a 20% salary reduction effective April 1, 2020 and continued through July 31, 2020, with the 20% portion to be paid in the form of restricted stock awards.

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

New Contracts. As previously disclosed, on April 4, 2019, Gevo, Inc. and Praj Industries Ltd. (“Praj”) entered into a Construction License Agreement (“CLA”), that certain Joint Development Agreement, effective as of April 1, 2018 (as amended, the “Feedstock JDA”) and that certain Development License Agreement, effective as of April 1, 2018. On August 13, 2020, we entered into a Master Framework Agreement (the “MFA”) with Praj to collaborate on providing renewable jet fuel and premium gasoline in India and neighboring countries. The MFA replaces the CLA effective August 13, 2020.

Under the MFA, Praj has exclusive rights to cause us to enter into negotiations with third-parties (each, a “Plant Operator”) that own or operate refineries for the production of Biobutanol (defined in the MFA), including conversion of ethyl alcohol to Biobutanol or for the production of isooctane, jet fuel and/or similar hydrocarbons (the “Hydrocarbon Transportation Fuel”) either in the Territory (as defined in the MFA) or who are named on the Plant List (as defined in the MFA). Provided the Plant Operator and the Company enter into such license, the MFA allows Praj to provide services (such as basic engineering and design package, supply of critical equipment, supervision services, engineering, procurement and construction services and additional related services) (the “Services”) to the applicable Plant Operator for (a) production of Biobutanol from juice, syrup, and/or molasses from sugarcane, beets, bagasse, rice straw, wheat straw or corn stover, and other additional feedstocks using the process design package developed under the Feedstock JDA and (b) for the production of Hydrocarbon Transportation Fuel using the Hydrocarbon PDPs (as defined in the MFA) for the conversion of Biobutanol to Hydrocarbon Transportation Fuel. Praj has no rights to commercially produce Biobutanol or otherwise convert Biobutanol to Hydrocarbon Transportation Fuel under the MFA.

We will receive certain finder’s fees to the extent one of our third party licensees (a) is not previously identified in the various agreements or not located in certain specified areas, (b) uses Praj’s enfinity Technology (as defined in the MFA) in concert with the Feedstock PDP and (c) the constructed facilities are of a certain commercial scale. The MFA will continue in effect for ten years, unless earlier terminated by either party, and automatically renews for additional one year terms until terminated. If Praj fails to fully commission Authorized Plants (as defined in the MFA) with the cumulative capacity to generate five million gallons per year of Biobutanol or Hydrocarbon Transportation Fuel by the fifth contract year, the exclusive license grants will terminate (unless otherwise mutually agreed in writing by the parties).

On August 14, 2020, we entered into a Renewable Hydrocarbons Purchase and Sale Agreement (the “Agreement”) with Trafigura Trading LLC (“Trafigura”), pursuant to which we agreed to supply renewable hydrocarbons to Trafigura. The initial term of the Agreement is 10 years, and Trafigura has the option to extend the initial term. Performance under the Agreement is subject to certain conditions as set forth below, including acquiring a production facility to produce the renewable hydrocarbon products contemplated by the Agreement and closing a financing transaction for sufficient funds to acquire and retrofit the production facility contemplated by the Agreement. We are required to use commercially reasonable efforts to cause the “Commercial Operations Date” to occur on or before December 31, 2023. We will sell the renewable hydrocarbons to Trafigura at certain indexed prices as set forth in the Agreement.

If we do not provide to Trafigura the design, capabilities (including the expected annual production capacity), specifications, required governmental authorizations, delivery logistics and location of an additional new project that we plan to develop or acquire (the “Production Facility”) (collectively, the “Facility Design”) to meet the requirements set forth in the Agreement on or before December 31, 2020, either party may terminate the Agreement. The parties respective obligations under the Agreement are also subject to certain Conditions Precedent (as defined in the Agreement), including, but not limited to, Gevo securing initial financing for the construction of the Production Facility, and Gevo having entered into engineering, procurement, and construction agreements for the construction of the Production Facility, in form and substance reasonably satisfactory to us.

Subject to the satisfaction or waiver of all of the Conditions Precedent, we are required to use commercially reasonable efforts to cause the “Commercial Operations Date” to occur on or before December 31, 2023. The Commercial Operations Date will be the date on which the Company determines that the production facility is capable of consistently producing renewable hydrocarbons conforming to specification and in quantities set forth under the Agreement, provided that the expected annual production capability is at least equal to 85% of the annual production capability contemplated by the Facility Design. If the Commercial Operations Date has not taken place on or before December 31, 2023 (as may be adjusted in accordance with the Agreement), then we will be required to pay Trafigura certain liquidated damages.

July 2020 Offering. On July 6, 2020, we completed a public offering (the “July 2020 Offering”) of (i) 20,896,666 Series 1 units (the “Series 1 Units”) at a price of $0.60 per Series 1 Unit, and (ii) 9,103,334 Series 2 units (the “Series 2 Units”) at a price of $0.59 per Series 2 Unit. The July 2020 Offering was made under a registration statement on Form S-1 filed with the Securities and Exchange Commission, declared effective on September 30, 2020.

Each Series 1 Unit consisted of one share of our common stock and one Series 2020-A warrant to purchase one share of our common stock (each, a “Series 2020-A Warrant”). Each Series 2 Unit consists of a pre-funded Series 2020-B warrant to purchase one share of our common stock (each, a “Series 2020-B Warrant” and, together with the Series 2020-A Warrants, the “Warrants”) and one Series 2020-A Warrant. The Series 2020-A Warrants are exercisable beginning on the date of original issuance and will expire five years from the date of issuance, at an exercise price of $0.60 per share. The pre-funded Series 2020-B Warrants are exercisable beginning on the date of issuance at a nominal exercise price of $0.01 per share of common stock any time until the Series 2020-B Warrants are exercised in full. In connection with the July 2020 Offering, the Company issued Series 2020-A Warrants to purchase an aggregate of 30,000,000 shares of common stock. As of September 30, 2020, all of the Series 2020-B Warrants were exercised.

The net proceeds to us from the July 2020 Offering were approximately $16.1 million, after deducting placement agent fees and other offering expenses payable by us, and not including any future proceeds from the exercise of the Warrants. We intend to use the net proceeds from the July 2020 Offering to fund working capital and for other general corporate purposes.

During the three months ended September 30, 2020, we received notices of exercise from holders of our Series 2020-A Warrants to issue an aggregate of 27,317,834 shares of common stock for total gross proceeds of approximately $16.4 million. Following these exercises, Series 2020-A Warrants to purchase 2,682,166 shares of our common stock remain outstanding at an exercise price of $0.60 per share.

August 2020 Offering. On August 25, 2020, we completed a registered direct offering pursuant to a securities purchase agreement with certain institutional and accredited investors providing for the issuance and sale by us of an aggregate of (i) 21,929,313 shares of our common stock (the “Shares”) at a price of $1.30 per share, and (ii) 16,532,232 pre-funded Series 2020-C warrants to purchase one share of our common stock (each, a “Series 2020-C Warrant”) at a price of $1.29 per Series 2020-C Warrant, in a registered direct offering (the “August 2020 Offering”). As of September 30, 2020, all of the Series 2020-C Warrants were exercised.

The net proceeds to us from the August 2020 Offering were approximately $45.8 million, after deducting placement agent fees and other estimated offering expenses payable by us, and not including any future proceeds from the exercise of the Warrants. We intend to use the net proceeds from the August 2020 Offering to fund working capital and for other general corporate purposes.

Conversion of 2020/21 Notes. On July 10, 2020, certain holders of the 2020/21 Notes converted $2.0 million in aggregate principal amount of 2020/21 Notes (including the conversion of an additional $0.3 million for make-whole payment) into an aggregate of 4,169,426 shares of common stock pursuant to the terms of the 2020/21 Indenture. We recorded a Loss on conversion of 2020/21 Notes of $0.5 million on our Consolidated Statements of Operations.

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. In August 2019, the at-the-market offering program was amended to provide available capacity under the at-the-market offering program of $10.7 million.

During the nine months ended September 30, 2020, we issued 1,343,121 shares of common stock under the at-the-market offering program for total proceeds of $2.2 million, net of commissions and other offering related expenses. No shares were issued under the at-the-market offering program during the three months ended September 30, 2020.

As of September 30, 2020, we have remaining capacity to issue up to approximately $6.5 million of common stock under the at-the-market offering program.

Restructuring Expenses

During the first quarter of 2020, we suspended our ethanol production at the Luverne Facility. In addition, due to the impact of the COVID-19 pandemic on the global economy and our industry, we also reduced our workforce impacting 26 people at the Luverne Facility and four people at our corporate headquarters.

We incurred $0.1 million related to severance costs and $0.2 million related to lease agreements for which we will no longer receive value during the nine months ended September 30, 2020, which are recorded as Restructuring expenses on the Consolidated Statements of Operations.

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

Financial Condition

We have incurred consolidated net losses since inception and we had a significant accumulated deficit as of September 30, 2020. Our cash and cash equivalents at September 30, 2020 totaled $80.6 million, which is primarily being used for the following:  (i) development of the Luverne Facility expansion plan; (ii) identification of new production facilities and to plan for expanded production to fulfill existing off-take agreements; (iii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iv) development expenses associated with our RNG projects; (v) exploration of strategic alternatives and additional financings, including project financing; and (vi) debt service obligations.

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

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure and securing sufficient financing for the expansion of the Luverne Facility or a facility at another suitable location. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations, especially in light of the impact of the COVID-19 pandemic on us and the financial markets in general.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
(in thousands)	2020	2019	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$21	$5,554	$(5,533)
Hydrocarbon revenue	101	550	(449)
Other revenue	70	6	64
Total revenues	192	6,110	(5,918)

Cost of goods sold	2,260	9,893	(7,633)

Gross loss	(2,068)	(3,783)	1,715

Operating expenses
Research and development expense	870	1,789	(919)
Selling, general and administrative expense	3,215	2,431	784
Restructuring costs	(50)	—	(50)

Total operating expenses	4,035	4,220	(185)

Loss from operations	(6,103)	(8,003)	1,900

Other income (expense)
Interest expense	(473)	(605)	132
(Loss) on conversion of 2020/21 Notes to common stock	(543)	—	(543)
Gain from change in fair value of derivative warrant liability	—	(2)	2
Gain (loss) from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	247	—	247
Other income	36	(9)	45

Total other income (expense), net	(733)	(616)	(117)

Net loss	$(6,836)	$(8,619)	$1,783

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the three months ended September 30, 2020 was $0.02 million, a decrease of $5.5 million compared to the three months ended September 30, 2019. This decrease was primarily the result of terminating ethanol and distiller's grains production at the Luverne Facility in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. During the three months ended September 30, 2020, we sold 0 gallons of ethanol compared to 3.4 million gallons of ethanol sold in the three months ended September 30, 2019. We do not expect to earn revenue from the sale of ethanol, isobutanol and related products while the Luverne Facility's operations are suspended.

Hydrocarbon revenues are comprised of ATJ, isooctane and isooctene sales. Hydrocarbon sales decreased by $0.4 million during the three months ended September 30, 2020 as a result of decreased shipments of finished products from our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”).

Cost of goods sold. Cost of goods sold was $2.3 million during the three months ended September 30, 2020, compared with $9.9 million during the three months ended September 30, 2019, a decrease of approximately $7.6 million, primarily the result of terminating ethanol production in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. Cost of goods sold included approximately $0.9 million associated with the maintenance of the Luverne Facility and approximately $1.4 million in depreciation expense during the three months ended September 30, 2020.

Until the Luverne Facility restarts production, cost of goods sold will primarily be comprised of costs to process ATJ, isooctane and isooctene at our South Hampton Facility as well as costs to maintain the Luverne Facility. In late October of 2020, we began producing approximately 50,000 gallons of isobutanol at the Luverne Facility which will be shipped to the South Hampton Facility for use in production of renewable hydrocarbons during the first quarter of 2021. We plan to produce an additional 50,000 gallons of isobutanol during the second quarter of 2021 for use at the South Hampton Facility.

Research and development expense. Research and development expense decreased by approximately $0.9 million during the three months ended September 30, 2020, compared with the three months ended September 30, 2019, due primarily to a decrease in personnel and consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $0.8 million during the three months ended September 30, 2020, compared with the three months ended September 30, 2019, due primarily to an increase in personnel, consulting and insurance expenses and professional fees, offset by a decrease in investor relations expenses.

Interest expense. Interest expense during the three months ended September 30, 2020 was $0.5 million, a decrease of $0.1 million compared to the three months ended September 30, 2019, due to lower amortization of original issue discounts and debt issuance costs and conversion of $2.0 million of 2020/21 Notes to common stock during July 2020.

(Loss) on conversion of 2020/21 Notes to common stock. During the three months ended September 30, 2020, we incurred a $0.5 million loss related to the conversion of $2.0 million of 2020/21 Notes into common stock during July 2020.

(Loss) gain from change in fair value of the 2020/21 Notes and 2020 Notes embedded derivative liability. During the three months ended September 30, 2020, the estimated fair value of the 2020/21 Notes embedded derivative liability increased resulting in a non-cash gain of $0.2 million, primarily due to the revaluation of the embedded derivative liability.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$3,804	$16,184	$(12,380)
Hydrocarbon revenue	1,085	1,381	(296)
Other revenue	116	34	82
Total revenues	5,005	17,599	(12,594)

Cost of goods sold	13,043	27,306	(14,263)

Gross loss	(8,038)	(9,707)	1,669

Operating expenses
Research and development expense	2,127	3,712	(1,585)
Selling, general and administrative expense	8,917	6,705	2,212
Restructuring costs	254	—	254

Total operating expenses	11,298	10,417	881

Loss from operations	(19,336)	(20,124)	788

Other income (expense)
Interest expense	(1,559)	(2,127)	568
(Loss) on modification of 2020 Notes	(726)	—	(726)
(Loss) on conversion of 2020/21 Notes to common stock	(543)	—	(543)
Gain from change in fair value of derivative warrant liability	8	1	7
(Loss) gain from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	(29)	394	(423)
Other income	53	11	42

Total other income (expense), net	(2,796)	(1,721)	(1,075)

Net loss	$(22,132)	$(21,845)	$(287)

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the nine months ended September 30, 2020 was $3.8 million, a decrease of $12.4 million compared to the nine months ended September 30, 2019. This decrease was primarily the result of terminating ethanol and distiller's grains production at the Luverne Facility in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. During the nine months ended September 30, 2020, we sold 2.4 million gallons of ethanol compared to 10.2 million gallons of ethanol sold in the nine months ended September 30, 2019.

Hydrocarbon sales decreased by $0.3 million during the nine months ended September 30, 2020 as a result of decreased shipments of finished products from our demonstration plant located at the South Hampton Facility.

Cost of goods sold. Cost of goods sold was $13.0 million during the nine months ended September 30, 2020, compared with $27.3 million during the nine months ended September 30, 2019, a decrease of approximately $14.3 million, primarily the result of terminating ethanol production in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. Cost of goods sold included approximately $8.4 million associated with the production of ethanol and related products and maintenance of the Luverne Facility and approximately $4.6 million in depreciation expense during the nine months ended September 30, 2020.

Until the Luverne Facility restarts production, cost of goods sold will primarily be comprised of costs to process ATJ, isooctane and isooctene at the South Hampton Facility as well as costs to maintain the Luverne Facility. In late October of 2020, we began producing approximately 50,000 gallons of isobutanol which will be shipped to the South Hampton Facility for use in production of renewable hydrocarbons during the first quarter of 2021. We plan to produce an additional 50,000 gallons of isobutanol during the second quarter of 2021 for use at the South Hampton Facility.

Research and development expense. Research and development expense decreased by approximately $1.6 million during the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, due primarily to a decrease in personnel and consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $2.2 million during the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019, due primarily to an increase in personnel, consulting and insurance expenses and professional fees offset by a decrease in investor relations and travel expenses.

Restructuring Costs. During the nine months ended September 30, 2020, we incurred $0.3 million of restructuring charges related to the restructuring of Agri-Energy, termination of employees at Agri-Energy and Gevo and renegotiating contracts.

Interest expense. Interest expense during the nine months ended September 30, 2020 was $1.6 million, a decrease of $0.6 million compared to the nine months ended September 30, 2019, due to lower amortization of original issue discounts and debt issuance costs and conversion of $2.0 million of 2020/21 Notes to common stock during July 2020.

(Loss) from modification of 2020 Notes. During the nine months ended September 30, 2020, we incurred $0.7 million of legal and professional fees to modify the 2020 Notes into the 2020/21 Notes.

(Loss) on conversion of 2020/21 Notes to common stock. During the nine months ended September 30, 2020, we incurred a $0.5 million loss related to the conversion of $2.0 million of 2020/21 Notes into common stock during July 2020.

(Loss) gain from change in fair value of the 2020/21 Notes and 2020 Notes embedded derivative liability. During the nine months ended September 30, 2020, the estimated fair value of the 2020/21 Notes embedded derivative liability increased resulting in a non-cash loss of $0.03 million, primarily due to the revaluation of the embedded derivative liability as a result of the modification of the 2020 Notes.

Sources of Our Revenues

Our revenues are primarily derived from: (i) the sale of isobutanol, ethanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of biojet fuel and isooctane derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs. During the first quarter of 2020, we suspended our ethanol production at the Luverne Facility due to the impact of the COVID-19 pandemic on the economy and our industry as a whole. We do not anticipate earning revenue from the sale of ethanol during the remainder of 2020.

Principal Components of Our Cost Structure

Cost of Goods Sold. Our cost of goods sold consists primarily of costs directly associated with ethanol production and initial operations for the production of isobutanol at the Luverne Facility such as costs for direct materials, direct labor, depreciation, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production and maintenance operations at the Luverne Facility. Other operating costs include utilities and natural gas usage.

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

Interest Expense. Our 2020/21 Notes have, and the 2020 Notes had, a fixed interest rate of 12%. As of September 30, 2020, the 2020/21 Notes had a principal balance of $12.7 million. As of December 31, 2019, the 2020 Notes had a principal balance of $14.1 million.

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

The continued operation of our business is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including our ability to raise sufficient capital to expand our commercial production capabilities, completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

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

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure and securing sufficient financing for the expansion of the Luverne Facility or a Retrofit facility at other suitable locations. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

The Company has incurred consolidated net losses since inception and has a significant accumulated deficit as of September 30, 2020. As of

September 30, 2020, we had cash and cash equivalents totaling $80.6 million.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(14,581)	$(14,798)
Net cash used in investing activities	$(1,756)	$(7,260)
Net cash provided by financing activities	$80,656	$9,268

Operating Activities

Our primary uses of cash from operating activities are personnel related expenses, research and development related expenses including costs incurred under development agreements, costs of licensing of technology, legal-related costs, expenses for maintenance of the Luverne Facility and for the operation of our South Hampton Facility.

During the nine months ended September 30, 2020, net cash used for operating activities was $14.6 million compared to $14.8 million for the nine months ended September 30, 2019. The $0.2 million decrease in operating cash flows was primarily due to reduced production at the Luverne Facility offset by increased engineering and development fees on our RNG projects.

During the first quarter of 2020, we suspended our ethanol production at the Luverne Facility due to COVID-19 and an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. We are currently maintaining the Luverne Facility until we arrange financing of its expansion for the production of hydrocarbons.

We currently plan to spend approximately $7 million - $10 million over the next 15 months for engineering and development costs related to the expansion of the Luverne Facility and our RNG projects. We expect that additional expenditures will be required during the next 15 months for engineering and development work related to the expansion of the Luverne Facility, the RNG projects and other business initiatives.

Investing Activities

During the nine months ended September 30, 2020, we used $1.8 million in cash for investing activities, substantially all of which related to capital expenditures at our Luverne Facility. We are installing equipment to fractionate distillers grains at the Luverne Facility totaling approximately $2.0 million as of September 30, 2020. The cost of the fractionation machine has been funded with a financing lease. No amounts are payable on this financing lease until the equipment is operational. The fractionation machine is expected to be operational in the first half of 2023.

We are developing an RNG project comprised of anaerobic digesters to be located at three dairy farms in northwest Iowa, plus associated gas upgrading equipment, to supply our Luverne Facility with renewable thermal energy upon its startup in 2023. We expect to finance the RNG project, including finance-related costs and initial working capital, with approximately $65 million of combined project finance debt and third-party equity. Agri-Energy is expected to have a purchase option on approximately 50% of the RNG project’s estimated annual 350,000 MMBtu of RNG production. The RNG project is expected to be operational in early 2022, subject to securing adequate financing to complete the RNG project.

Financing Activities

During the nine months ended September 30, 2020, we generated $80.7 million in cash from financing activities, which primarily consisted of $2.2 million of net proceeds under our "at-the-market" offering program, receiving $16.1 million from the sale of common stock and warrants in the July 2020 Offering, $45.8 million from the sale of common stock and pre-funded warrants in the August 2020 Offering, $16.6 million from the exercise of Series 2020-A Warrants, Series 2020-B Warrants and Series 2020-C Warrants, and $1.0 million from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) discussed below, offset by $0.5 million paid on loans payable - other.

On July 6, 2020, we completed a public offering (the “July 2020 Offering”) of (i) 20,896,666 Series 1 units (the “Series 1 Units”) at a price of $0.60 per Series 1 Unit, and (ii) 9,103,334 Series 2 units (the “Series 2 Units”) at a price of $0.59 per Series 2 Unit. The net proceeds to us from the July 2020 Offering were approximately $16.1 million, after deducting placement agent fees and other estimated offering expenses payable by the Company, and not including any future proceeds from the exercise of the Warrants. The Company intends to use the net proceeds from the July 2020 Offering to fund working capital and for other general corporate purposes. See Note 1, Nature of Business, Financial Condition and Basis of Presentation,  to our consolidated financial statements included herein for additional information regarding the July 2020 Offering.  As of September 30, 2020, all of the Series 2020-B warrants were exercised.

During the quarter ended September 30, 2020, we received notices of exercise from holders of our Series 2020-A Warrants to issue an aggregate of 27,317,834 shares of common stock for total gross proceeds of approximately $16.4 million. Following these exercises, Series 2020-A Warrants to purchase 2,682,166 shares of our common stock remain outstanding at an exercise price of $0.60 per share.

On August 25, 2020, we completed a registered direct offering pursuant to a securities purchase agreement with certain institutional and accredited investors providing for the issuance and sale by us of an aggregate of (i) 21,929,313 shares of our common stock (the “Shares”) at a price of $1.30 per share, and (ii) 16,532,232 pre-funded Series 2020-C warrants to purchase one share of our common stock (each, a “Series 2020-C Warrant”) at a price of $1.29 per Series 2020-C Warrant, in a registered direct offering (the “August 2020 Offering”). The net proceeds from the August 202 Offering were approximately $45.8 million, after deducting placement agent fees and other estimated offering expenses. The Company intends to use the net proceeds from the August 2020 Offering to fund working capital and for other general corporate purposes. See Note 1, Nature of Business, Financial Condition and Basis of Presentation,  to our consolidated financial statements included herein for additional information regarding the August 2020 Offering.  As of September 30, 2020, all of the Series 2020-C warrants were exercised.

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to-time. In August 2019, the at-the-market offering program was amended to provide available capacity under the at-the-market offering program of $10.7 million.

During the nine months ended September 30, 2020, we issued 1,343,121 shares of common stock under the at-the-market offering program for net proceeds of $2.2 million, net of commissions and offering related expenses. No shares were issued under the at-the-market offering program  in the three months ended September 30, 2020. As of September 30, 2020, we had remaining capacity to issue up to $6.5 million of common stock under the at-the-market offering program.

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

2020/21 Notes. On January 10, 2020, the Company entered into an Exchange and Purchase Agreement (as amended, the “2020/21 Purchase Agreement”) with the guarantors party thereto (the "Guarantors"), the holder of the 2020 Notes and Whitebox Advisors LLC ("Whitebox"), in its capacity as representative of the holder. Pursuant to the terms of the 2020/21 Purchase Agreement, the holder of the 2020 Notes, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2020 Notes, which was approximately $14.1 million including unpaid accrued interest, for approximately $14.4 million in aggregate principal amount of the Company's newly created 2020/21 Notes (the “2020/21 Exchange”). Pursuant to the 2020/21 Purchase Agreement, the Company also granted an option to purchase up to an additional aggregate principal amount of approximately $7.1 million of 2020/21 Notes (the “2020/21 Option Notes”), at a purchase price equal to the aggregate principal amount of such 2020/21 Option Notes purchased less an original issue discount of 2.0%, having identical terms (other than with respect to the issue date and restrictions on transfer relating to compliance with applicable securities law) to the 2020/21 Notes issued, at any time during the period beginning on the date of closing of the 2020/21 Exchange and ending on the later of (a) 180 days thereafter, and (b) 30 days following June 3, 2020. In addition, on January 10, 2020, the Company completed the 2020/21 Exchange and cancelled the 2020 Notes. In addition, the Company entered into an Indenture by and among the Company, the guarantors named therein (the “2020/21 Notes Guarantors”) and FSB, as trustee and as collateral trustee (the “Original Indenture”), as supplemented by that certain First Supplemental Indenture, dated as of April 7, 2020 (the “First Supplemental Indenture”), that certain Second Supplemental Indenture, dated as of July 2, 2020 (the “Second Supplemental Indenture”), and that certain Third Supplemental Indenture, dated as of August 24, 2020 (the “Third Supplemental Indenture” and, together with the Original Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “2020/21 Notes Indenture”), pursuant to which the Company issued the 2020/21 Notes. During the nine months ended September 30, 2020, the Company recognized an approximately $0.7 million loss on the 2020/21 Exchange within the Consolidated Statements of Operations.

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

On July 10, 2020, certain holders of the 2020/21 Notes converted $2.0 million in the aggregate principal amount of 2020/21 Notes (including the conversion of an additional $0.3 million for make-whole payment) into 4,169,428 shares of common stock pursuant to the terms of the indenture. There was $12.5 million principal outstanding for the 2020/21 Notes upon completion of the conversion of the 2020/21 Notes.

See Note 9, Debt, to our consolidated financial statements included herein for further discussion of the 2020/21 Notes.

Loans Payable - Other. During the first quarter of 2020, we purchased equipment under a financing lease. During the fourth quarter of 2019, we financed part of our insurance obligation. The equipment notes and financing lease pay interest between 4% and 21%, have total monthly payments of $0.1 million and mature at various date from August 2020 to February 2025. The equipment loans are secured by the related equipment.

The rapidly evolving changes in financial markets could have a material impact on our ability to obtain financing, which could impact our liquidity. In April 2020, we entered into two loan agreements with Live Oak Banking Company, pursuant to which we obtained two loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans"). The SBA Loans will mature in April 2022 and bear interest at a rate equal to 1% per annum, subject to the potential for partial or full loan forgiveness as dictated by U.S. federal law. Principal and interest are deferred until August 2021 and interest continues to accrue during the deferral period. The SBA Loans are payable monthly beginning August 5, 2021, with aggregate payments totaling $0.06 million per month, including interest and principal. The SBA Loans must be used for payroll, rent payments, mortgage interest payments and utilities payments as governed by the SBA PPP and are subject to partial or full forgiveness for the initial 24-week period following the loan disbursement if all proceeds are used for eligible purposes and within certain thresholds, we maintain certain employment levels and the we maintain certain compensation levels. No assurance can be given that we will obtain forgiveness of the loan in whole or in part. The loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the loan documents.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any material off-balance sheet arrangements.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

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

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets, including, among other effects, a decline in equity markets, changes in interest rates and reduced liquidity. It has also resulted in increased travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. We expect that the impact of the COVID-19 pandemic on general economic activity will negatively impact our revenue and operating results for at least the remainder of 2020 and beyond. The impact of the COVID-19 pandemic on the global transportation industry could continue to result in less demand for our transportation fuel products which could have a material adverse effect on our business and financial condition. The suspension of ethanol production at our Luverne Facility and reduction in our workforce during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on our financial results for the third quarter of 2020 reducing revenue by 97% compared to the same period in 2019. There is also a risk that COVID-19 could have a material adverse impact on customer demand and cash flow.

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

There is also a risk that the COVID-19 pandemic could continue to have a material adverse impact on customer demand and cash flow for the remainder of 2020 and beyond. We will continue to monitor the situation and assess possible implications to our business and its stakeholders and will take appropriate actions to help mitigate adverse consequences. The extent to which COVID-19 continues to impact our business and financial position will depend on future developments, which are difficult to predict, including the severity, duration and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures.

We have considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in its financial statements and are based on trends in customer behavior and the economic environment throughout the quarter ended September 30, 2020 and beyond as the COVID-19 pandemic continues to impact the industries in which we operate. These estimates and assumptions include the collectability of billed and unbilled receivables and the estimation of revenue and tangible and intangible assets. With regard to collectability, we believe we may face atypical delays in client payments going forward but we have not experienced delays in collection as of September 30, 2020. In addition, we believe that the demand for certain discretionary lines of business may decrease, and that such decrease will impact our financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets reduces demand for or the extent of renewable alcohol-to-jet fuel, isooctane and isooctene. We believe that these trends and uncertainties are comparable to those faced by other registrants as a result of the COVID-19 pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2020 - July 31, 2020 (1)	37,434	$0.55	—	—
August 1, 2020 - August 31, 2020	—	$—	—	—
September 1, 2020 - September 30, 2020	—	$—	—	—

Total	37,434	$0.55	—	—

(1)  Represents shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
4.3*	Indenture, dated January 10, 2020, by and among Gevo, Inc., the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee.	8-K	001-35073	January 13, 2020	4.1
4.4	First Supplemental Indenture, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and as collateral trustee, the requisite holders and Whitebox Advisors LLC.	8-K	001-35073	April 9, 2020	4.1
4.5	Second Supplemental Indenture, dated July 2, 2020, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the Requisite Holders.	8-K	001-35073	July 8, 2020	4.3
4.6	Third Supplemental Indenture, dated August 24, 2020, by and among Gevo, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as trustee and collateral trustee, and the Requisite Holders.	8-K	001-35073	August 26, 2020	4.2
4.7	Registration Rights Agreement, dated January 10, 2020, by and among Gevo, Inc. and the investors named therein.	8-K	001-35073	January 13, 2020	4.1
4.8	Form of Series D Warrant to Purchase Common Stock.	8-K	001-35073	December 15, 2015	4.1
4.9	Form of Amendment No. 1 to Series D Warrant	8-K	001-35073	June 13, 2016	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.10	Form of Series F Warrant to Purchase Common Stock.	8-K	001-35073	April 5, 2016	4.1
4.11	Form of Series I Warrant to Purchase Common Stock	8-K	001-35073	September 15, 2016	4.1
4.12	Form of Series K Warrant to Purchase Common Stock	8-K	001-35073	February 22, 2017	4.1
4.13	Form of Series 2020-A Warrant to Purchase Common Stock.	8-K	001-35073	July 8, 2020	4.1
4.14	Form of Series 2020-B Warrant to Purchase Common Stock.	8-K	001-35073	July 8, 2020	4.2
4.15	Form of Series 2020-C Warrant to Purchase Common Stock.	8-K	001-35073	August 26, 2020	4.1
10.1	Form of Securities Purchase Agreement.	8-K	001-35073	July 8, 2020	10.1
10.2††	Master Framework Agreement, dated August 13, 2020, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	August 18, 2020	10.1
10.3††	Renewable Hydrocarbons Purchase and Sale Agreement, dated August 14, 2020, by and between Gevo, Inc. and Trafigura Trading LLC.	8-K	001-35073	August 20, 2020	10.1
10.4	Form of Securities Purchase Agreement.	8-K	001-35073	August 24, 2020	10.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X**
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

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

Date: November 10, 2020