Form 10-Q
period 2021-03-31
Gevo, Inc.
filed 2021-05-14
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, 198,150,332 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$525,323	$78,338
Accounts receivable	92	527
Inventories	2,452	2,491
Prepaid expenses and other current assets	5,657	1,914
Total current assets	533,524	83,270

Property, plant and equipment, net	70,696	66,408
Deposits and other assets	4,508	2,421

Total assets	$608,728	$152,099

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$9,710	$4,125
Loans payable - other (current)	1,016	807
Total current liabilities	10,726	4,932

Loans payable - other (long-term)	212	447
Other long-term liabilities	2,099	341
Total liabilities	13,037	5,720

Commitments and Contingencies (See Note 12)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 198,050,449 and 128,138,311 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	1,981	1,282
Additional paid-in capital	1,101,939	643,269
Accumulated deficit	(508,229)	(498,172)
Total stockholders' equity	595,691	146,379

Total liabilities and stockholders' equity	$608,728	$152,099

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$3,700
Hydrocarbon revenue	13	125
Grant and other revenue	80	—
Total revenues	93	3,825

Cost of goods sold	1,994	8,139

Gross loss	(1,901)	(4,314)

Operating expenses
Research and development expense	1,378	580
Selling, general and administrative expense	3,872	2,627
Preliminary stage project costs	2,727	156
Restructuring expenses	—	299
Total operating expenses	7,977	3,662

Loss from operations	(9,878)	(7,976)

Other income (expense)
Interest expense	(5)	(545)
(Loss) on modification of 2020 Notes	—	(669)
(Loss) gain from change in fair value of derivative warrant liability	(53)	7
(Loss) from change in fair value of 2020/21 Notes embedded derivative liability	—	(100)
Other (expense) income	(121)	30
Total other income (expense), net	(179)	(1,277)

Net loss	$(10,057)	$(9,253)

Net loss per share - basic and diluted	$(0.05)	$(0.64)

Weighted-average number of common shares outstanding - basic and diluted	183,566,524	14,472,798

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	128,138,311	$1,282	$643,269	$(498,172)	$146,379

Issuance of common stock, net of issue costs	68,170,579	682	457,008	—	457,690
Issuance of common stock upon exercise of warrants	1,863,058	18	1,099	—	1,117
Non-cash stock-based compensation	—	—	562	—	562
Issuance of common stock under stock plans, net of taxes	(121,499)	(1)	1	—	—
Net loss	—	—	—	(10,057)	(10,057)

Balance, March 31, 2021	198,050,449	$1,981	$1,101,939	$(508,229)	$595,691

Balance, December 31, 2019	14,083,232	$141	$530,349	$(457,986)	$72,504

Issuance of common stock, net of issue costs	425,776	4	902	—	906
Non-cash stock-based compensation	—	—	336	—	336
Issuance of common stock under stock plans, net of taxes	105,882	—	—	—	—
Net loss	—	—	—	(9,253)	(9,253)

Balance, March 31, 2020	14,614,890	$145	$531,587	$(467,239)	$64,493

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(10,057)	$(9,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from change in fair value of derivative warrant liability	53	(7)
Loss from change in fair value of 2020/21 Notes embedded derivative liability	—	100
Stock-based compensation	925	172
Depreciation and amortization	1,149	1,649
Non-cash lease expense	17	15
Non-cash interest expense	2	150
Changes in operating assets and liabilities:
Accounts receivable	435	983
Inventories	39	520
Prepaid expenses and other current assets, deposits and other assets	(4,273)	(167)
Accounts payable, accrued expenses and long-term liabilities	4,545	(1,137)
Net cash used in operating activities	(7,165)	(6,975)

Investing Activities
Acquisitions of property, plant and equipment	(4,630)	(790)
Net cash used in investing activities	(4,630)	(790)

Financing Activities
Debt and equity offering costs	(31,683)	(52)
Proceeds from issuance of common stock and common stock warrants	489,373	958
Proceeds from exercise of warrants	1,117	—
Payment of loans payable - other	(27)	(154)
Net cash provided by financing activities	458,780	752

Net increase (decrease) in cash and cash equivalents	446,985	(7,013)

Cash and cash equivalents
Beginning of period	78,338	16,302

End of period	$525,323	$9,289

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions	Three Months Ended March 31,
	2021	2020

Cash paid for interest	$3	$395
Non-cash purchase of property, plant and equipment	$999	$380
Original issue discount paid with 2020/21 Notes	$—	$282
Right-of-use asset purchased with financing lease	$—	$13
Right-of-use asset purchased with operating lease	$1,562	$—

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

Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including, but not limited to (i) the successful development of the Net-Zero 1 Project, for the production of energy dense liquid hydrocarbons using renewable energy and our proprietary technology; and (ii) the achievement of a level of revenues adequate to support its cost structure.

COVID-19. The novel coronavirus ("COVID-19") pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It has also resulted in increased travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. It is possible that that the impact of the COVID-19 pandemic on general economic activity could continue to negatively impact the Company's revenue and operating results for 2021 and beyond. In light of the current and potential future disruption to its business operations and those of its customers, suppliers and other third parties with whom the Company does business, management considered the impact of the COVID-19 pandemic on its business. The impact of the COVID-19 pandemic on the global transportation industry could continue to result in less demand for the Company's transportation fuel products, which could have a material adverse effect on the Company's business, financial condition and prospects for the foreseeable future.

During the first quarter of 2020, we suspended our ethanol production at our production facility in Luverne, Minnesota (the "Luverne Facility") due to COVID-19 and an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. The suspension of ethanol production and reduction in the Company's workforce that occurred during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on Gevo's financial results for the three months ended March 31, 2021 reducing revenue by 98% compared to the three months ended March 31, 2020. There is also a risk that COVID-19 could have a material adverse impact on the development of the Company's Net-Zero 1 Project, customer demand and cash flow, depending on the extent of our future production activities.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in its financial statements and are based on trends in customer behavior and the economic environment throughout the three months ended March 31, 2021 and beyond as the COVID-19 pandemic has impacted the industries in which the Company operates. These estimates and assumptions include the collectability of billed receivables and the estimation of revenue and tangible assets. With regard to collectability, the Company believes it may face atypical delays in client payments going forward but the Company has not experienced significant delays in collection as of March 31, 2021. In addition, management believes that the demand for certain discretionary lines of business may decrease, and that such decrease will impact its financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets reduces demand for or the extent of SAF, isooctane and isooctene.

Financial Condition. The Company has incurred consolidated net losses since inception and had a significant accumulated deficit as of March 31, 2021. The Company’s cash and cash equivalents as of March 31, 2021 totaled $525.3 million. Gevo expects to use its cash and cash equivalents for the following purposes: (i) development of the Luverne Facility expansion plan; (ii) identification of new production facilities and to plan for expanded production to fulfill existing off-take agreements; (iii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iv) development projects associated with the Company's RNG projects; (v) exploration of strategic alternatives and additional financings, including project financing; and (vi) future debt service obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from issuance of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability or positive cash flows, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations. Management believes it has adequate cash to fund operations for at least one year from the date the financial statements are issued.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

January 2021 Offering. On January 19, 2021, the Company completed a registered direct offering pursuant to a securities purchase agreement with certain institutional and accredited investors providing for the issuance and sale by the Company of an aggregate of 43,750,000 shares of the Company’s common stock (the “2021 Shares”) at a price of $8.00 per share (the “January 2021 Offering”).

The net proceeds to the Company from the January 2021 Offering were approximately $321.9 million, after deducting placement agent fees and other estimated offering expenses payable by the Company.

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. In December 2020, the at-the-market offering program was amended to provide available capacity of $150.0 million.

During the three months ended March 31, 2021, the Company issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses.

As of March 31, 2021, the Company has remaining capacity to issue up to approximately $10.6 million of common stock under the at-the-market offering program.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Asset, LLC (“Gevo Asset”), Gevo RNG Holdco, LLC ("Gevo RNG Holdco"), Gevo NW Iowa RNG, LLC ("Gevo RNG") and Agri-Energy, LLC (“Agri-Energy”)) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2021 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Preliminary Stage Project Costs. Preliminary stage project costs consist of research and development expense in addition to selling, general and administrative expenses related to our RNG and Net-Zero projects.

Reclassifications. The Company reclassified certain prior period amounts to conform to the current period presentation, including the categorization of preliminary stage project costs on the Consolidated Statements of Operations. These reclassifications had no impact on total revenues, total cost of goods sold, total operating expenses, net loss or stockholders' equity for any period.

Income Taxes. There is no provision for income taxes because the Company has incurred operating losses since inception.

Concentration of Business Risk. As of March 31, 2021, four companies, Total Petrochemicals & Refining USA, Inc. ("Total"), Juhl Clean Energy Assets, Inc. ("Juhl"), AvFuel Corporation ("AvFuel") and Wisconsin Bioproducts ("Wisconsin"), comprised approximately 41%, 27%, 16% and 14%, or approximately 98% in total, of the Company's outstanding trade accounts receivable, respectively. As of December 31, 2020, one customer, HCS Group GmbH ("HCS") comprised approximately 79% of the Company's outstanding trade accounts receivable, respectively.

For the three months ended March 31, 2021, New Vision, LLC ("New Vision") and Av Fuel accounted for approximately 79% and 15%, or approximately 94% in total, of the Company's consolidated revenue, respectively. For the three months ended March 31, 2020, Eco-Energy, LLC ("Eco-Energy") and Purina Animal Nutrition, LLC ("Purina") represented approximately 73% and 22%, or approximately 95% in total, of the Company's consolidated revenue, respectively. Total, AvFuel, Wisconsin and HCS are customers of the Company's Gevo segment. New Vision, Eco-Energy and Purina are customers of the Company's Agri-Energy segment (see Note 14).

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2. Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2021 and 2020 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2021	2020

Warrants to purchase common stock - liability classified	56,735	54,669
Warrant to purchase common stock - equity classified	94,108	—
Conversion of 2020/21 Notes	—	6,713,817
Outstanding options to purchase common stock	1,517	1,561
Stock appreciation rights	67,739	67,739

Total	220,099	6,837,786

3. Revenues from Contracts with Customers and Other Revenues

The Company’s current and historical revenues have consisted of the following: (a) hydrocarbon revenue; (b) ethanol sales and related products revenue, net; and (c) grant and other revenue, which primarily has historically consisted of revenues from governmental and cooperative research grants.

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

(unaudited)

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended March 31, 2021
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Hydrocarbon revenue	$13	$—	$13
Other revenue	—	80	80

	$13	$80	$93
Timing of Revenue Recognition
Goods transferred at a point in time	$13	$—	$13
Services transferred over time	—	80	80

	$13	$80	$93

	Three Months Ended March 31, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$3,700	$—	$3,700
Hydrocarbon revenue	125	—	125

	$3,825	$—	$3,825
Timing of Revenue Recognition
Goods transferred at a point in time	$3,825	$—	$3,825
Services transferred over time	—	—	—

	$3,825	$—	$3,825

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three months ended March 31, 2021 and 2020, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of March 31, 2021 and December 31, 2020, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point”. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Services transferred over time. For the three months ended March 31, 2021 and 2020, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of March 31, 2021 and December 31, 2020, respectively, there were no material unfulfilled or partially fulfilled performance obligations.

Contract Assets and Trade Receivables. As of March 31, 2021 and December 31, 2020, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract as of March 31, 2021 and December 31, 2020. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of March 31, 2021 or December 31, 2020.

4. Leases, Right-to-Use Assets and Related Liabilities

The contracts for the Company are comprised of facility and equipment leases necessary to conduct the Company's day-to-day operations for which the Company maintains control of right-to-use assets and incurs the related liabilities. Right-of-use assets totaling $1.7 million are included in "Deposits and other assets," and $1.9 million of lease liabilities are included in "Other long-term liabilities" in the Consolidated Balance Sheets, respectively, as of March 31, 2021.

The Company has two lease agreements that qualify as “operating” based on the terms and conditions at the commencement date for each lease. The first lease is for the Company's office and research facility in Englewood, Colorado, which expires in January 2029, and includes monthly charges for common area and maintenance charges. The second lease is for equipment. All other leases qualified for the short-term scope exemption.

The Company recognizes rent expense on its operating leases on a straight-line basis.

The Company began leasing its grain bins in Luverne, Minnesota in October 2020 through a short-term operating lease agreement which expires in July 2021. Rental income for the three months ended March 31, 2021 totaled $0.1 million.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Lease Cost
Financing lease cost	$11	$1
Operating lease cost	61	471
Short-Term lease cost	132	80
Variable lease cost (1)	39	32

Total lease cost	$243	$584

(1) Represents amounts incurred in excess of minimum payments for common area maintenance and present value discounts

	Three Months Ended March 31,
	2021	2020
Other Information
Cash paid for the measurement of lease liabilities:
Operating cash flows from finance lease	$6	$1
Operating cash flows from operating leases	61	471
Finance cash flows from finance lease	7	—
Right-to-use asset obtained in exchange for new financing lease liability	—	13
Right-to-use asset obtained in exchange for new operating lease liability	1,562
Weighted-average remaining lease term, financing lease (months)	221	59
Weighted-average remaining lease term, operating leases (months)	94	18
Weighted-average discount rate - financing lease (2)	13%	21%
Weighted-average discount rate - operating leases (3)	5%	12%

(2) The discount rate used for the finance lease was based on the rate implicit in the lease.
(3) The discount rate used for operating leases is based on our implicit borrowing rate at the date the Company entered into the lease.

The table below shows the future minimum payments under non-cancelable financing and operating leases at March 31, 2021 (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases

2021 (remaining)	$103	$25
2022	24	26
2023	297	26
2024	305	26
2025	1,042	22
2026 and thereafter	1,030	301
Total	2,801	426
Less: Amounts representing present value discounts	(1,138)	(263)

Total lease liabilities	$1,663	$163

On March 29, 2021, Gevo signed a first amendment to a land lease agreement in northwest Iowa dated January 7, 2020. The lease term is for 10 years after the digester facility becomes operational, estimated to occur in December 2021.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

5. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials
Enzymes and other inputs	$121	$133
Nutrients	1	1
Finished goods
SAF, Isooctane and Isooctene	725	756
Work in process
Gevo	5	5
Palladium	235	235
Spare parts	1,365	1,361

Total inventories	$2,452	$2,491

Work in process inventory includes unfinished SAF, isooctane and isooctene inventory.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life	March 31,	December 31,
	(in years)	2021	2020

Luverne retrofit asset	20	$70,820	$70,820
Plant machinery and equipment	10	17,374	17,374
Site improvements	10	7,157	7,157
Lab equipment, furniture and fixtures and vehicles	5	6,396	6,396
Demonstration plant	2	3,597	3,597
Buildings	10	2,543	2,543
Leasehold improvements, pilot plant, land and support equipment	2 to 5	2,523	2,523
Computer, office equipment and software	3 to 6	2,021	1,983
Construction in progress	—	18,525	13,132

Total property, plant and equipment		130,956	125,525
Less accumulated depreciation and amortization		(60,260)	(59,117)

Property, plant and equipment, net		$70,696	$66,408

The Company recorded depreciation and amortization expense related to property, plant and equipment as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Cost of goods sold	$1,088	$1,587
Operating expenses	56	56

Total depreciation and amortization	$1,144	$1,643

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

7. Embedded Derivatives Liabilities

Derivative Warrant Liability

There were no warrants sold by the Company during the three months ended March 31, 2021.

The following table sets forth information pertaining to shares issued upon the exercise of warrants as of March 31, 2021:

	Issuance Date	Expiration Date	Exercise Price as of March 31, 2021	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of March 31, 2021	Shares Underlying Warrants Outstanding as of March 31, 2021

Series F Warrants	04/01/2016	04/01/2021	$40.00	25,733	11,692	14,041
Series I Warrants	09/13/2016	09/13/2021	$220.00	35,368	—	35,368
Series K Warrants	02/17/2017	2/17/2022	$2.00	315,986	308,660	7,326
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,905,892	94,108

				30,377,087	30,226,244	150,843

(1)   The Series 2020-A Warrants are equity-classified warrants.

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

During the three months ended March 31, 2021, common stock was issued as a result of exercise of warrants as shown below (dollars in thousands):

	Common Stock Issued	Proceeds

Series 2020-A Warrants	1,863,058	$1,117

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	March 31,	December 31,
	2021	2020

Accrued employee compensation	$1,677	$1,960
Accounts payable - trade	3,841	897
Accrued utilities and supplies	58	5
Other accrued liabilities	4,134	1,263

Total accounts payable and accrued liabilities	$9,710	$4,125

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

9. Debt

Loans Payable - Other

The equipment loans are secured by the related equipment.

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans"). The SBA Loans are subject to the potential for partial or full loan forgiveness as dictated by U.S. federal law. Principal and interest are deferred until August 2021 and interest continues to accrue during the deferral period. The SBA Loans are payable monthly beginning August 5, 2021, with aggregate payments totaling $0.06 million per month, including interest and principal. The SBA Loans are subject to partial or full forgiveness for the initial 24-week period following the loan disbursement if all proceeds are used for eligible purposes and within certain thresholds, the Company maintains certain employment levels and the Company maintains certain compensation levels.

The balance of these loans at March 31, 2021 and December 31, 2020 are as follows (in thousands):

	Interest Rate	Maturity Date	March 31, 2021	December 31, 2020

SBA Loans	1%	April 2025	$1,006	$1,006
Equipment	4% - 5%	October 2021 - December 2024	222	248

Total notes payable - other			1,228	1,254
Less current portion			(1,016)	(807)

Long-term portion			$212	$447

Future payments for Loans Payable - Other are as follows (in thousands):

Year ending December 31,

2021 (remaining)	$778
2022	356
2023	62
2024	32

$1,228

On April 15, 2021, the Small Business Administration forgave the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP. The remaining SBA PPP loan for Agri-Energy totals $0.4 million, bears interest at 1.0% and matures in April 2025. Monthly payments of $8 thousand begin on June 5, 2021 and are payable through April 2025.

Table of Content

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

10. Equity Incentive Plans

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the "2010 Plan"). The 2010 Plan provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. On June 3, 2020, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance to a total of 6,980,074 shares.

Restricted common stock activity during the three months ended March 31, 2021 consisted of the following:

•	During the three months ended March 31, 2021, the Company cancelled 121,466 shares of common stock related to the vested restricted stock awards due to the resignation of a director.

At March 31, 2021, 1,351,858 shares remain available for awards under the 2010 Plan.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the Employee Stock Purchase Plan (the "ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of March 31, 2021 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during the three months ended March 31, 2021 or 2020.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

11. Stock-Based Compensation

Stock-Based Compensation Expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Restricted stock
Research and development	$125	$76
Selling, general and administrative	437	260

Stock appreciation rights
Research and development	348	(79)
Selling, general and administrative	15	(85)

Total stock-based compensation	$925	$172

Stock Option Award Activity. Stock option activity under the Company’s stock incentive plans at March 31, 2021 and changes during the three months ended March 31, 2021 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price (1)	(years)	Value

Options outstanding at December 31, 2020	1,552	$556.13	5.58	$—
Granted	—	$—
Canceled or forfeited	(35)	$876.00
Exercised	—	$—

Options outstanding at March 31, 2021	1,517	$548.75	5.36	$—

Options exercisable at March 31, 2021	1,517	$548.75	5.36	$—

Options vested and expected to vest at March 31, 2021	1,517	$548.75	5.36	$—

(1)  Exercise price of options outstanding range from $20 to $99,300 as of March 31, 2021.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Restricted Stock. Non-vested restricted stock awards at March 31, 2021 and changes during the three months ended March 31, 2021 were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2020	4,701,556	$0.79
Granted	—	$—
Vested	—	$—
Canceled or forfeited	(120,808)	$0.81

Non-vested at March 31, 2021	4,580,748	$0.79

The total fair value of restricted stock that vested during the three months ended March 31, 2021 was nil. As of March 31, 2021, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $1.9 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.1 years.

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2021, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2021.

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

These tables present the carrying value and fair value, by fair value hierarchy, of the Company's financial instruments at March 31, 2021 and December 31, 2020, respectively (in thousands). The Company believes that the fair value of its Loans Payable - Other approximated book value, which totaled $1.2 million and $1.3 million at March 31, 2021 and December 31, 2020, respectively.

		Fair Value Measurements at March 31, 2021 (In thousands)
	Fair Value at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$84	$—	$—	$84

Nonrecurring
Palladium and finished goods inventory	$880	$264	$616	$—

		Fair Value Measurements at December 31, 2020 (In thousands)
	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Derivative Warrant Liability	$31	$—	$—	$31

Nonrecurring
Corn, palladium and finished goods inventory	$866	$235	$631	$—

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the three months ended March 31, 2021 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Derivative Warrant Liability

Balance, December 31, 2020	$31

Total loss included in earnings	53

Balance, March 31, 2021	$84

There were no transfers to or from Level 3 in the three months ended March 31, 2021.

Inventories. The Company records its corn and palladium inventory at fair value only when the Company’s cost of corn and palladium purchased exceeds the market value for corn. The Company determines the market value of corn and palladium based upon Level 1 inputs using quoted market prices. The Company records its hydrocarbon, isobutanol and ethanol inventory at market using Level 2 inputs.

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

14. Segments

The Company's chief operating decision maker is provided with and reviews a monthly executive package which separately identifies its business segments based on the nature of the products and services offered through each of its consolidated legal entities. In January 2021, the Company began to separately identify the Renewal Natural Gas Segment and Net-Zero Segment in the monthly executive package. As such, the Company has determined that it has four operating segments: (i) Gevo segment; (ii) Agri-Energy segment; (iii) Renewable Natural Gas segment; and (iv) Net-Zero segment. Transactions between segments are eliminated in consolidation.

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

Agri-Energy Segment. The Agri-Energy segment is currently responsible for the operation of the Company’s Luverne Facility and the production of isobutanol, ethanol and related products.

Renewable Natural Gas Segment. The Renewable Natural Gas segment produces low-carbon methane from the manure of cows and pigs for the production of energy.

Net-Zero Segment. The Net-Zero segment is responsible for the production of energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (photosynthetic, wind, renewable natural gas, biogas).

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s chief operating decision maker is provided with and reviews the financial results of each of the Company’s consolidated legal entities, Gevo, Inc. and Agri-Energy, LLC, as well as its Renewable Natural Gas and Net-Zero projects. The Company organizes its business segments based on the nature of the products and services offered through each of its consolidated legal entities. Substantially all revenue is earned and all assets are held in the U.S.

	Three Months Ended March 31,
	2021	2020
Revenues:
Gevo	$13	$125
Agri-Energy	80	3,700
Renewable Natural Gas	—	—
Net-Zero	—	—

Consolidated	$93	$3,825

Loss from operations:
Gevo	$(5,104)	$(2,881)
Agri-Energy	(2,047)	(4,939)
Renewable Natural Gas	(68)	(156)
Net-Zero	(2,659)	—

Consolidated	$(9,878)	$(7,976)

Interest expense:
Gevo	$—	$543
Agri-Energy	—	2
Renewable Natural Gas	5	—
Net-Zero	—	—

Consolidated	$5	$545

Depreciation and amortization expense:
Gevo	$56	$56
Agri-Energy	1,093	1,593
Renewable Natural Gas	—	—
Net-Zero	—	—

Consolidated	$1,149	$1,649

Acquisitions of plant, property and equipment:
Gevo	$253	$10
Agri-Energy	10	791
Renewable Natural Gas	5,169	—
Net-Zero	—	—

Consolidated	$5,432	$801

Revenue by geographic area
United States	$93	$3,750
Other	—	75

Consolidated	$93	$3,825

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	March 31,	December 31,
	2021	2020

Total assets
Gevo	$595,834	$152,177
Agri-Energy	129,523	131,893
Renewable Natural Gas	12,748	—
Net-Zero	110	—
Intercompany eliminations (1)	(129,487)	(131,971)

Consolidated (2)	$608,728	$152,099

(1)	Includes no intercompany sales during the three months ended March 31, 2021 and $0.1 million for the year ended December 31, 2020 for hydrocarbon sales.
(2)	All other significant non-cash items relate to the activities of Gevo.

15. Subsequent Events

Bond Issuance

On April 15, 2021, the Iowa Finance Authority (the “Authority”) issued an aggregate principal amount of $68,155,000 of its Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) in a public offering for the benefit of Gevo RNG, a subsidiary of Gevo. The Bonds initially bear interest at the rate of 1.50% per annum during the Initial Term Rate Period (as defined in the hereinafter defined Indenture), payable semi-annually on January 1 and July 1 of each year, commencing on July 1, 2021, mature on January 1, 2042, and are subject to mandatory tender for purchase and optional redemption pursuant to the terms of the Indenture (as defined below).

The 2021 Bonds were issued under a Trust Indenture, dated as of April 1, 2021 (the “Indenture”), between the Authority and Citibank, N.A., as trustee (the “Trustee”). The principal of and the interest on the 2021 Bonds is payable solely from (i) payments to be made by Gevo RNG to the Trustee pursuant to a separate financing agreement, dated as of April 1, 2021 (the “Bond Financing Agreement”), between Gevo RNG and the Authority, (ii) all moneys received by the Authority or the Trustee in respect of payment of the loan of the proceeds of the 2021 Bonds from the Authority to Gevo RNG pursuant to the Bond Financing Agreement, (iii) all moneys and investments in the “Bond Fund” established and maintained by the Trustee pursuant to the Indenture, including without limitation moneys received by the Trustee pursuant to the Letter of Credit (as defined below), (iv) all moneys and investments in the “Project Fund” established and maintained by the Trustee pursuant to the Indenture from proceeds of the sale of the 2021 Bonds, and (v) all income and profit from the investment of the foregoing moneys, excluding any payments received by the Authority pursuant to rights of the Authority to receive certain additional payments and reimbursements of expenses as set forth in the Bond Financing Agreement. Pursuant to the Bond Financing Agreement, the proceeds of the 2021 Bonds will be loaned to Gevo RNG (1) to finance in part the construction of the biogas facility to be developed, designed, constructed, owned and operated by or on behalf of Gevo RNG, which is comprised of (A) three anaerobic digesters and related equipment situated on dairy farms located in Northwest Iowa that will produce partially conditioned raw biogas from cow manure, (B) gathering pipelines to transport biogas to a centrally located gas upgrade system, (C) a centrally located gas upgrade system located in Doon, Iowa that will upgrade biogas to pipeline quality natural gas and interconnect to Northern Natural Gas’ interstate pipeline and (D) other related improvements, (2) to capitalize a portion of the interest due on the 2021 Bonds during the Initial Term Rate Period to be used to reimburse the Credit Facility Provider (as defined below) for interest draws on the Letter of Credit during such period, and (3) to pay a portion of the costs of issuing the 2021 Bonds.

On April 15, 2021, Gevo obtained a letter of credit for $71.2 million (the “Letter of Credit”) from Citibank, N.A., in its capacity as credit facility provider (the “Credit Facility Provider”), pursuant to the terms of a letter of credit reimbursement agreement dated as of April 1, 2021 (the “Reimbursement Agreement”), between Gevo and the Credit Facility Provider. The Letter of Credit will permit the Trustee to draw thereon in accordance with its terms in amounts sufficient to pay the principal and purchase price of the 2021 Bonds and up to 203 days’ interest on the 2021 Bonds. Pursuant to the terms of the Reimbursement Agreement, Gevo is obligated to reimburse the Credit Facility Provider for amounts drawn under the Letter of Credit. It is expected that payments of the principal of and interest on the 2021 Bonds, and the purchase price of 2021 Bonds that are tendered for mandatory purchase and not remarketed, will be made by draws on the Letter of Credit. Gevo has pledged and assigned cash to the Credit Facility Provider as security for the reimbursement obligations of Gevo pursuant to the Reimbursement Agreement in an amount equal to the principal amount of the 2021 Bonds plus three years of interest payments on the 2021 Bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the impact of the novel coronavirus ("COVID-19") pandemic on our business, our financial condition, our results of operation and liquidity, risks and uncertainties related to our ability to sell our products, our ability to expand or continue production of our products at our Net-Zero 1 Project (as defined below), our production facility in Luverne, Minnesota (the “Luverne Facility”) or elsewhere, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or "net-zero" carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero 1 Project, our Luverne Facility and elsewhere, our ability and plans to construct a greenfield commercial hydrocarbon facility to produce sustainable aviation fuel ("SAF") and renewable premium gasoline/isooctane, our ability to raise additional funds to finance our business, our ability to perform under our existing offtake agreements and other supply agreements we may enter into in the future, our ability to develop our renewable natural gas ("RNG") projects, our ability to produce isobutanol and renewable hydrocarbon products at a commercial level and at a profit, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our products, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Annual Report”), including Item 1A. "Risk Factors" of our Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are a growth-oriented renewable fuels technology and development company that is commercializing the next generation of renewable low-carbon liquid transportation fuels, such as sustainable aviation fuel and renewable isooctane (which we refer to as “renewable premium gasoline”), with the potential to achieve a “net zero” greenhouse gas ("GHG") footprint and address global needs of reducing GHG emissions with sustainable alternatives to petroleum fuels. Our technology transforms carbon from the atmosphere using photosynthetic energy, wind energy and biogas energy into liquid hydrocarbons with a low or potentially “net-zero” GHG footprint.

As next generation renewable fuels, our hydrocarbon transportation fuels have the advantage of being “drop-in” substitutes for conventional fuels that are derived from crude oil, working seamlessly and without modification in existing fossil-fuel based engines, supply chains and storage infrastructure. In addition, with sustainable aviation fuel ("SAF"), the carbon footprint of air travel can be reduced, or in the long run, eliminated on a net carbon basis, without change to planes or fuel systems. In addition to the potential of net-zero carbon emissions across the whole fuel life-cycle, our renewable fuels eliminate other pollutants associated with the burning of traditional fossil fuels such as particulates and sulfur, while delivering superior performance. We believe that the world is substantially under-supplied with low-carbon, drop-in renewable fuels that can be immediately used in existing transportation engines and infrastructure, and we are uniquely positioned to grow in serving that demand.

We use low-carbon, renewable resource-based raw materials as feedstocks. In the near-term, our feedstocks will primarily consist of non-food corn residuals. As our technology is applied globally, feedstocks can consist of sugar cane, molasses or cellulosic sugars derived from wood, agricultural residues and waste. Our patented fermentation yeast biocatalyst produces isobutanol, a four-carbon alcohol, via the fermentation of renewable plant biomass carbohydrates. The resulting renewable isobutanol has a variety of direct applications but, more importantly to our fundamental strategy, serves as a building block to make renewable isooctane (which we refer to as renewable premium gasoline), SAF, and other fuels and chemicals using simple and common chemical conversion processes. We also plan to reduce or eliminate fossil-based process energy inputs by replacing them with renewable energy such as wind-powered electricity and RNG.

Our technology represents a new generation of renewable fuel technology that overcomes the limitations of first-generation renewable fuels.

Renewable Natural Gas Projects

In 2019, we began developing RNG projects. Animal manure can be digested anaerobically to produce RNG. RNG has value in markets such as California as well as in Gevo’s hydrocarbon production process by helping us achieve carbon negative GHG emissions on our renewable hydrocarbon products. The end products resulting from such a decarbonization process have lower carbon intensity scores and increased market value, in addition to having a more positive impact on the environment. We expect that Gevo NW Iowa RNG, LLC (“Gevo RNG”) will generate RNG captured from dairy cow manure, which will be supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. When fully operational, the Gevo RNG project is expected to generate approximately 355,000 MMBtu of RNG per year. Gevo is working with a major RNG dispenser to finalize an agreement to sell the RNG into the California market. We expect RNG sale revenues will benefit from California’s Low Carbon Fuel Standard program and the U.S. Environmental Protection Agency’s Renewable Identification Number program. We financed the construction of the Gevo RNG project in April 2021 with the $68,155,000 of Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) issued by the Iowa Finance Authority in a public offering for the benefit of Gevo RNG and we expect to construct the project in 2021. See “Recent Developments – 2021 Bonds” below for additional information. The Gevo RNG project is expected to begin producing RNG in 2022.

Net-Zero Projects

In early 2021, we announced the concept of “Net-Zero Projects” as a series of facilities for the production of energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (photosynthetic, wind, renewable natural gas, biogas) from a variety of sources into energy dense liquid hydrocarbons, that when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and including the end use (burning as a fuel for cars, planes, trucks, and ships). We announced that our initial Net-Zero project (“Net-Zero 1” Project) is currently planned to be constructed at Lake Preston, South Dakota. We expect that the Net-Zero 1 Project will have the capability to produce liquid hydrocarbons that when burned have a “net-zero” greenhouse gas footprint. We currently expect the Net-Zero 1 Project to have a capacity of approximately 45 MGPY of hydrocarbons (for renewable premium gasoline and SAF, backed by our current portfolio of take-or-pay contracts), to produce more than 300,000,000 pounds per year of high protein feed products for use in the food chain, to produce enough renewable natural gas to be self-sufficient for the production process needs, and also to generate renewable electricity with a combined heat and power system. We also expect that the Net-Zero 1 Project will utilize wind energy. Based on current engineering work completed to date, the unleveraged capital cost for the Net-Zero 1 Project is projected to be approximately $650 million including: (i) hydrocarbon production facility engineering, procurement and construction costs under a lump-sum turnkey format, (ii) related renewable energy infrastructure comprised of thin-stillage anaerobic digestion to produce internally-consumed biogas and a combined heat and power facility, (iii) pre-construction engineering costs, (iv) technology licensing costs, (v) development, land, permitting and environmental costs, (vi) outside-the-battery-limit capital expenditures, (vii) full plant staffing and training costs, and (viii) startup and commissioning costs.

Recent Developments

Lake Preston Site. On December 21, 2020, we announced that we optioned the right to purchase approximately 240 acres of land near Lake Preston, South Dakota (the “Lake Preston Site”). The Lake Preston Site is expected to be the location of the Net-Zero 1 Project. On March 24, 2021, we exercised our right to extend the option on the Lake Preston site until December 2022. We intend to make a decision on whether to exercise the purchase option on the Lake Preston Site in the future as part of the Net-Zero 1 financial close.

January 2021 Offering. On January 19, 2021, we completed a registered direct offering of common stock priced at-the-market under Nasdaq rules of an aggregate of 43,750,000 shares of common stock at a purchase price of $8.00 per share. After deducting placement agent’s fees, advisory fees and other offering expenses payable by us, we received net proceeds of approximately $321.9 million.

At-the-Market Offering Program. During the three months ended March 31, 2021, we issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses.

2021 Bonds. On April 15, 2021, Gevo closed the 2021 Bonds offering to finance the construction the Gevo RNG project.

The proceeds of the 2021 Bonds offering, combined with Gevo equity, will be used to finance (1) the construction of the Gevo RNG project which is comprised of (A) three anaerobic digesters and related equipment situated on dairy farms located Northwest Iowa that will produce partially conditioned raw biogas from cow manure, (B) gathering pipelines to transport biogas to a centrally located gas upgrade system, (C) a centrally located gas upgrade system located in Doon, Iowa that will upgrade biogas to pipeline quality RNG and interconnect to Northern Natural Gas’ interstate pipeline, and (D) other related improvements; (2) to capitalize a portion of the interest due on the bonds during the construction period; and (3) to pay a portion of the costs of issuing the bonds.

PPP Loan Forgiveness. On April 15, 2021, the Small Business Administration forgave the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the Small Business Administration's Paycheck Protection Program ("SBA PPP"). The remaining SBA PPP loan for Agri-Energy totals $0.4 million bears interest at 1.0% and matures in April 2025.

COVID-19

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It has also resulted in increased travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. It is possible that that the impact of the COVID-19 pandemic on general economic activity could continue to negatively impact our revenue and operating results for 2021 and beyond. In light of the current and potential future disruption to our business operations and those of its customers, suppliers and other third parties with whom we do business, we considered the impact of the COVID-19 pandemic on our business. The impact of the COVID-19 pandemic on the global transportation industry could continue to result in less demand for our transportation fuel products, which could have a material adverse effect on our business, financial condition and our prospects for the foreseeable future.

During the first quarter of 2020, we suspended our ethanol production at the Luverne Facility due to COVID-19 and an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. The suspension of ethanol production and reduction in our workforce that occurred during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on our financial results for the three months ended March 31, 2021 reducing revenue by 98% compared to the three months ended March 31, 2020. There is also a risk that COVID-19 could have a material adverse impact on the development of our Net-Zero 1 Project, customer demand and cash flow, depending on the extent of our future production activities.

Financial Condition

We have incurred consolidated net losses since inception and we had a significant accumulated deficit as of March 31, 2021. Our cash and cash equivalents at March 31, 2021 totaled $525.3 million, which is primarily being used for the following:  (i) development of the Luverne Facility expansion plan; (ii) identification of new production facilities and to plan for expanded production to fulfill existing off-take agreements; (iii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iv) development expenses associated with our RNG projects; (v) exploration of strategic alternatives and additional financings, including project financing; and (vi) future debt service obligations.

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

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure and securing sufficient financing for the expansion of the Luverne Facility or a facility at another suitable location. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations, especially in light of the impact of the COVID-19 pandemic on us and the volatility in the financial markets in general.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$3,700	$(3,700)
Hydrocarbon revenue	13	125	(112)
Other revenue	80	—	80
Total revenues	93	3,825	(3,732)

Cost of goods sold	1,994	8,139	(6,145)

Gross loss	(1,901)	(4,314)	2,413

Operating expenses
Research and development expense	1,378	580	798
Selling, general and administrative expense	3,872	2,627	1,245
Preliminary stage project costs	2,727	156	2,571
Restructuring costs	—	299	(299)

Total operating expenses	7,977	3,662	4,315

Loss from operations	(9,878)	(7,976)	(1,902)

Other income (expense)
Interest expense	(5)	(545)	540
(Loss) from modification of 2020 Notes	—	(669)	669
(Loss) gain from change in fair value of derivative warrant liability	(53)	7	(60)
Loss from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	—	(100)	100
Other (expense) income	(121)	30	(151)

Total other income (expense), net	(179)	(1,277)	1,098

Net loss	$(10,057)	$(9,253)	$(804)

Revenue. Revenue from the sale of ethanol, isobutanol and related products for the three months ended March 31, 2021 was $0.1 million, a decrease of $3.7 million compared to the three months ended March 31, 2020. This decrease was the result of terminating ethanol and distiller's grains production at the Luverne Facility in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. During the three months ended March 31, 2021, we did not sell any ethanol compared to 2.4 million gallons of ethanol sold in the three months ended March 31, 2020. Our Luverne Facility is not currently producing ethanol but is performing maintenance in preparation for isobutanol production expected to begin in June 2021. Currently, our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”) is not producing renewable premium gasoline or jet fuel. We expect to produce isobutanol in intermittent campaigns during 2021 to supply the South Hampton Facility so that renewable premium gasoline or jet fuel can be produced in 2021.

Hydrocarbon revenues are comprised of SAF, isooctane and isooctene sales. Hydrocarbon sales decreased by $0.1 million during the three months ended March 31, 2021 as a result of decreased shipments of finished products from the South Hampton Facility.

Cost of goods sold. Cost of goods sold was $2.0 million during the three months ended March 31, 2021, compared with $8.1 million during the three months ended March 31, 2020, a decrease of approximately $6.1 million, primarily the result of terminating ethanol production in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. Cost of goods sold included approximately $0.9 million associated with the maintenance of the Luverne Facility and approximately $1.1 million in depreciation expense during the three months ended March 31, 2021.

Until the Luverne Facility restarts production, cost of goods sold will primarily be comprised of costs to process SAF, isooctane and isooctene at our South Hampton Facility as well as costs to maintain the Luverne Facility.

Research and development expense. Research and development expense increased by approximately $0.8 million during the three months ended March 31, 2021, compared with the three months ended March 31, 2020, due primarily to an increase in personnel and consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $1.2 million during the three months ended March 31, 2021, compared with the three months ended March 31, 2020, due primarily to an increase in consulting and personnel expenses.

Preliminary stage project costs. Preliminary stage project costs increased by approximately $2.6 million during the three months ended March 31, 2021, compared with the three months ended March 31, 2020, due primarily to increased consulting and research and development expenses related to our RNG and Net-Zero projects.

Interest expense. Interest expense during the three months ended March 31, 2021 decreased by $0.5 million compared to the three months ended March 31, 2020, due to the conversion of all of our then-outstanding 12% convertible senior secured notes due 2020/2021 (the "2020/21 Notes") to common stock during 2020.

(Loss) from modification of 2020 notes. During the three months ended March 31, 2020, we incurred a $0.7 million of legal and professional fees to modify the 12% Convertible Senior Notes due 2020 (the " 2020 Notes") into the 2020/21 Notes.

(Loss) gain from change in fair value of the 2020/21 Notes and 2020 Notes embedded derivative liability. We incurred no gain (loss) from the change in fair value of the 2020/21 Notes since the 2020/21 Notes were converted to common stock in 2020.

Other (expense) income. Other expense during the three months ended March 31, 2021 was $0.1 million, which is a decrease of $0.2 million compared to the three months ended March 31, 2020, primarily due to the write-off of prepaid finance costs not associated with the final financing transactions.

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

Preliminary Stage Project Costs. Preliminary stage project costs consist of research and development expense in addition to selling, general and administrative expenses related to our RNG and Net-Zero projects.

Interest Expense. Our SBA loans had a fixed interest rate of 1%. Our equipment loans had rates between 4% and 5%. Our finance leases had rates between 12% and 21%

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents totaling $525.3 million.

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

The Company has incurred consolidated net losses since inception and has a significant accumulated deficit as of March 31, 2021.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(7,165)	$(6,975)
Net cash used in investing activities	$(4,630)	$(790)
Net cash provided by financing activities	$458,780	$752

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

During the three months ended March 31, 2021, net cash used for operating activities was $7.2 million compared to $7.0 million for the three months ended March 31, 2020. The $0.2 million increase in operating cash flows was primarily due to increased engineering and development fees on our RNG projects.

During the first quarter of 2020, we suspended our ethanol production at the Luverne Facility due to COVID-19 and an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. We are currently maintaining the Luverne Facility in preparation for isobutanol production expected to begin in June 2021.

We currently plan to spend approximately $45 million for engineering, development, long-lead equipment deposits, and debt financing costs over the next 12 months for the Net-Zero 1 Project.

Investing Activities

During the three months ended March 31, 2021, we used $4.6 million in cash for investing activities, substantially all of which related to construction in process attributable to the Gevo RNG project. We are constructing the Gevo RNG project in 2021 and expect to invest approximately $5 million of construction equity alongside debt proceeds from the 2021 Bonds to complete the project.

Financing Activities

During the three months ended March 31, 2021, we generated $458.8 million in cash from financing activities, which primarily consisted of $135.8 million of net proceeds under our "at-the-market" offering program and receiving $321.9 million from the sale of common stock and warrants in the January 2021 Offering.

During the three months ended March 31, 2021, we received notices of exercise from holders of our Series 2020-A Warrants to issue an aggregate of 1,863,058 shares of common stock for total gross proceeds of approximately $1.1 million. Following these exercises, Series 2020-A Warrants to purchase 94,108 shares of our common stock remain outstanding at an exercise price of $0.60 per share.

At-the-Market Offering Program. In December 2020, the at-the-market offering program was amended to provide available capacity of $150.0 million.

During the three months ended March 31, 2021, we issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses. As of March 31, 2021, we have remaining capacity to issue up to approximately $10.6 million of common stock under the at-the-market offering program.

Finance Leases. The financing leases pay interest between 12% and 21%, have total annual payments of $0.03 million with minimal monthly payments and mature at various dates through December 2040.

Loans Payable - Other. The equipment notes pay interest between 4% and 5%, have total monthly payments of $0.01 million and mature at various dates through December 2024. The equipment loans are secured by the related equipment.

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans"). The SBA Loans are subject to the potential for partial or full loan forgiveness as dictated by U.S. federal law. Principal and interest are deferred until August 2021 and interest continues to accrue during the deferral period. The SBA Loans are payable monthly beginning August 5, 2021, with aggregate payments totaling $0.06 million per month, including interest and principal. The SBA Loans are subject to partial or full forgiveness for the initial 24-week period following the loan disbursement if all proceeds are used for eligible purposes and within certain thresholds, the Company maintains certain employment levels and the Company maintains certain compensation levels.

On April 15, 2021, the Small Business Administration forgave the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP. The remaining SBA PPP loan for Agri-Energy totals $0.4 million, bears interest at 1.0% and matures in April 2025. Monthly payments of $8 thousand begin on June 5, 2021 and are payable through April 2025.

See Note 9, Debt, to our consolidated financial statements included herein for further discussion.

2021 Bonds. On April 15, 2021, the Company closed the 2021 Bonds offering totaling $68,155,000 to finance the construction of the Gevo RNG project. The proceeds of the 2021 Bonds, combined with Gevo equity, will be used to finance (1) the construction of the Gevo RNG project which is comprised of (A) three anaerobic digesters and related equipment situated on dairy farms located Northwest Iowa that will produce partially conditioned raw biogas from cow manure, (B) gathering pipelines to transport biogas to a centrally located gas upgrade system, (C) a centrally located gas upgrade system located in Doon, Iowa that will upgrade biogas to pipeline quality RNG and interconnect to Northern Natural Gas’ interstate pipeline, and (D) other related improvements; (2) to capitalize a portion of the interest due on the 2021 Bonds during the construction period; and (3) to pay a portion of the costs of issuing the 2021 Bonds.

See Note 15, Subsequent Events, to our consolidated financial statements included herein for further discussion.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2020. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any material off-balance sheet arrangements.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2021 - January 31, 2021 (1)	33	$6.99	—	—
February 1, 2021 - February 28, 2021	—	$—	—	—
March 1, 2021 - March 31, 2021	—	$—	—	—

Total	33	$6.99	—	—

(1)  Represents shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.3	Form of Series I Warrant to Purchase Common Stock	8-K	001-35073	September 15, 2016	4.1
4.4	Form of Series K Warrant to Purchase Common Stock	8-K	001-35073	February 22, 2017	4.1
4.5	Form of Series 2020-A Warrant to Purchase Common Stock.	8-K	001-35073	July 8, 2020	4.1
10.1	Form of Securities Purchase Agreement.	8-K	001-35073	January 21, 2021	10.1
10.2+	Fuel Sales Agreement, dated October 28, 2019, by and between Gevo, Inc. and Scandinavian Airlines System.	8-K	001-35073	February 22, 2021	10.1
10.3+	Amendment No. 1 to Fuel Sales Agreement, dated February 16, 2021, by and between Gevo, Inc. and Scandinavian Airlines System.	8-K	001-35073	February 22, 2021	10.2
10.4	Bond Financing Agreement, dated as of April 1, 2021, by and between Gevo NW Iowa RNG, LLC and the Iowa Finance Authority.	8-K	001-35073	April 15, 2021	10.1
10.5++	Letter of Credit Reimbursement Agreement, dated as of April 1, 2021, by and between Gevo, Inc. and Citibank, N.A.	8-K	001-35073	April 15, 2021	10.2
10.6#	Offer Letter, Dated February 16, 2021, by and between Gevo Inc. and Paul Bloom.					X
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X**
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended March 31, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

						X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.
++	Confidential portions of the exhibit have been redacted from the filed version of the exhibit and are marked with a [***].
#	Indicates a management contract or compensatory plan or arrangement.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc. (REGISTRANT)

By:	/s/ Carolyn M. Romero
Carolyn M. Romero, CPA Chief Accounting Officer (Principal Accounting Officer)

Date:  May 13, 2020