Form 10-Q
period 2021-06-30
Gevo, Inc.
filed 2021-08-13
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, 197,214,586 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$17,085	$78,338
Marketable securities (current)	246,886	—
Restricted cash (current)	57,645	—
Accounts receivable	847	527
Inventories	2,216	2,491
Prepaid expenses and other current assets	4,497	1,914
Total current assets	329,176	83,270

Property, plant and equipment, net	79,243	66,408
Long-term marketable securities	175,169	—
Long-term restricted cash	70,464	—
Operating right-of-use assets	1,770	133
Finance right-of-use assets	27,491	176
Deposits and other assets	2,361	2,112

Total assets	$685,674	$152,099

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$16,393	$3,943
Operating lease liabilities (current)	—	172
Finance lease liabilities (current)	4,888	10
Loans payable - other (current)	174	807
Total current liabilities	21,455	4,932

2021 Bonds payable (long-term)	66,120	—
Loans payable - other (long-term)	394	447
Operating lease liabilities (long-term)	1,783	—
Finance lease liabilities (long-term)	19,715	162
Other long-term liabilities	84	179
Total liabilities	109,551	5,720

Commitments and Contingencies (See Note 12)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 197,964,476 and 128,138,311 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	1,980	1,282
Additional paid-in capital	1,100,932	643,269
Accumulated other comprehensive loss	(307)	—
Accumulated deficit	(526,482)	(498,172)
Total stockholders' equity	576,123	146,379

Total liabilities and stockholders' equity	$685,674	$152,099

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$83	$—	$3,783
Hydrocarbon revenue	346	859	359	984
Grant and other revenue	76	46	156	46
Total revenues	422	988	515	4,813

Cost of goods sold	2,794	2,644	4,788	10,783

Gross loss	(2,372)	(1,656)	(4,273)	(5,970)

Operating expenses
Research and development expense	1,404	677	2,782	1,257
Selling, general and administrative expense	4,820	2,698	8,692	5,325
Preliminary stage project costs	5,472	221	8,199	377
Loss on disposal of assets	4,954	—	4,954	38
Restructuring expenses	—	5	—	304
Total operating expenses	16,650	3,601	24,627	7,301

Loss from operations	(19,022)	(5,257)	(28,900)	(13,271)

Other income (expense)
Gain on forgiveness of SBA loan	641	—	641	—
Interest expense	(6)	(541)	(11)	(1,086)
(Loss) on modification of 2020 Notes	—	(57)	—	(726)
Gain (loss) from change in fair value of derivative warrant liability	43	1	(10)	8
(Loss) from change in fair value of 2020/21 Notes embedded derivative liability	—	(176)	—	(276)
Other income (expense)	91	(13)	(30)	55
Total other income (expense), net	769	(786)	590	(2,025)

Net loss	$(18,253)	$(6,043)	$(28,310)	$(15,296)

Net loss per share - basic and diluted	$(0.09)	$(0.40)	$(0.15)	$(1.04)

Weighted-average number of common shares outstanding - basic and diluted	198,137,420	15,071,105	190,892,223	14,771,952

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(18,253)	$(6,043)	$(28,310)	$(15,296)
Other comprehensive income (loss)
Unrealized (losses) on available-for-sale securities, net of tax	(307)	—	(307)	—
Total change in unrealized (losses) on marketable securities	(307)	—	(307)	—

Comprehensive loss	$(18,560)	$(6,043)	$(28,617)	$(15,296)

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(unaudited)

	Common Stock		Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2020	128,138,311	$1,282	$643,269	$—	$(498,172)	$146,379

Issuance of common stock, net of issue costs	68,170,579	682	457,008	—	—	457,690
Issuance of common stock upon exercise of warrants	1,863,058	18	1,099	—	—	1,117
Non-cash stock-based compensation	—	—	562	—	—	562
Issuance of common stock under stock plans, net of taxes	(121,499)	(1)	1	—	—	—
Net loss	—	—	—	—	(10,057)	(10,057)

Balance, March 31, 2021	198,050,449	1,981	1,101,939	—	(508,229)	595,691

Issuance of common stock, net of issue costs	—	—	(45)	—	—	(45)
Issuance of common stock upon exercise of warrants	3,700	—	4	—	—	4
Non-cash stock-based compensation	—	—	858	—	—	858
Issuance of common stock under stock plans, net of taxes	(89,673)	(1)	(1,824)	—	—	(1,825)
Other comprehensive loss	—	—	—	(307)	—	(307)
Net loss	—	—	—	—	(18,253)	(18,253)

Balance, June 30, 2021	197,964,476	$1,980	$1,100,932	$(307)	$(526,482)	$576,123

Balance, December 31, 2019	14,083,232	$141	$530,349	$—	$(457,986)	$72,504

Issuance of common stock, net of issue costs	425,776	4	902	—	—	906
Non-cash stock-based compensation	—	—	336	—	—	336
Issuance of common stock under stock plans, net of taxes	105,882	—	—	—	—	—
Net loss	—	—	—	—	(9,253)	(9,253)

Balance, March 31, 2020	14,614,890	145	531,587	—	(467,239)	64,493

Issuance of common stock, net of issue costs	917,345	9	1,238	—	—	1,247
Non-cash stock-based compensation	—	—	497	—	—	497
Issuance of common stock under stock plans, net of taxes	(18,137)	—	(307)	—	—	(307)
Net loss	—	—	—	—	(6,043)	(6,043)

Balance, June 30, 2020	15,514,098	$154	$533,015	$—	$(473,282)	$59,887

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(28,310)	$(15,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from change in fair value of derivative warrant liability	10	(8)
Loss from change in fair value of 2020/21 Notes embedded derivative liability	—	276
Loss on disposal of assets	4,954	38
(Gain) on forgiveness of SBA PPP loans	(641)	—
Stock-based compensation	1,617	673
Depreciation and amortization	2,372	3,278
Non-cash lease expense	(58)	29
Non-cash interest expense	2	393
Other non-cash expenses	5	—
Changes in operating assets and liabilities:
Accounts receivable	(320)	389
Inventories	275	721
Prepaid expenses and other current assets, deposits and other assets	(3,142)	164
Accounts payable, accrued expenses and long-term liabilities	3,768	(1,475)
Net cash used in operating activities	(19,468)	(10,818)

Investing Activities
Acquisitions of property, plant and equipment	(14,167)	(1,607)
Purchase of marketable securities	(422,362)	—
Net cash used in investing activities	(436,529)	(1,607)

Financing Activities
Proceeds from issuance of 2021 Bonds	68,995	—
Debt and equity offering costs	(34,757)	(115)
Proceeds from issuance of common stock and common stock warrants	487,549	2,271
Proceeds from exercise of warrants	1,119	—
Net settlement of common stock under stock plans	—	(310)
Payment of loans payable - other	(53)	(392)
Proceeds from SBA PPP loans	—	1,006
Net cash provided by financing activities	522,853	2,460

Net increase (decrease) in cash and cash equivalents	66,856	(9,965)

Cash, cash equivalents and restricted cash
Beginning of period	78,338	16,302

End of period	$145,194	$6,337

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Schedule of cash, cash equivalents and restricted cash	Six Months Ended June 30,
	2021	2020

Cash and cash equivalents	$17,085	$6,337
Restricted cash (current)	57,645	—
Long-term restricted cash	70,464	—

Total cash, cash equivalents and restricted cash	$145,194	$6,337

Supplemental disclosures of cash and non-cash investing and financing transactions	Six Months Ended June 30,
	2021	2020

Cash paid for interest	$9	$693
Non-cash purchase of property, plant and equipment	$5,052	$32
Original issue discount paid with 2020/21 Notes	$—	$282
Right-of-use asset purchased with financing lease	$27,775	$13
Right-of-use asset purchased with operating lease	$1,562	$—

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries), is a growth-oriented renewable fuels technology and development company that is commercializing the next generation of renewable low-carbon liquid transportation fuels, such as sustainable aviation fuel (“SAF”) and renewable isooctane (which the Company refers to as “renewable premium gasoline”), with the potential to achieve a “net-zero” greenhouse gas (“GHG”) footprint and address global needs of reducing GHG emissions with sustainable alternatives to petroleum fuels. Gevo is in the business of transforming carbon from the atmosphere using photosynthetic energy, wind energy and biogas energy into liquid hydrocarbons with a low or potentially “net-zero” GHG footprint.

As next generation renewable fuels, Gevo's hydrocarbon transportation fuels have the advantage of being “drop-in” substitutes for conventional fuels that are derived from crude oil, working seamlessly and without modification in existing fossil-fuel based engines, supply chains and storage infrastructure. In addition, with SAF, the carbon footprint of air travel can be reduced, or in the long run, eliminated, on a net carbon basis, without changes to planes or fuel systems. In addition to the potential of net-zero carbon emissions across the whole fuel life-cycle, Gevo's renewable fuels should eliminate other pollutants associated with the burning of traditional fossil fuels, such as particulates and sulfur, while delivering superior performance.

Gevo uses renewable resource-based raw materials as feedstocks. In the near-term, its feedstocks will primarily consist of non-food corn. As the Company's technology is applied globally, feedstocks can consist of sugar cane, molasses or other cellulosic sugars derived from wood, agricultural residues and waste. Gevo's patented fermentation yeast biocatalyst produces isobutanol, a four-carbon alcohol, via the fermentation of renewable plant biomass carbohydrates. The resulting renewable isobutanol has a variety of direct applications but, more importantly to Gevo's fundamental strategy, serves as a building block to make renewable premium gasoline and SAF using simple and common chemical conversion processes. The Company also plans to reduce or eliminate fossil-based process energy inputs by replacing them with renewable energy such as wind-powered electricity and renewable natural gas (“RNG”).

Gevo's technology represents a new generation of renewable fuel technology that overcomes the limitations of first-generation renewable fuels.

Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including, but not limited to (i) the successful development of the Company's initial Net-Zero Project ("'Net-Zero 1 Project") and future projects for the production of energy dense liquid hydrocarbons using renewable energy and our proprietary technology; and (ii) the achievement of a level of revenues adequate to support its cost structure.

COVID-19. The novel coronavirus ("COVID-19") pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It has also resulted in increased travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. It is possible that that the impact of the COVID-19 pandemic on general economic activity could continue to negatively impact the Company's revenue and operating results for 2021 and beyond. In light of the current and potential future disruption to its business operations and those of its customers, suppliers and other third parties with whom the Company does business, management considered the impact of the COVID-19 pandemic on the Company's business. The impact of the COVID-19 pandemic on the global transportation industry could continue to result in less demand for the Company's transportation fuel products, which could have a material adverse effect on the Company's business, financial condition and prospects for the foreseeable future.

During the first quarter of 2020, we suspended our ethanol production at our production facility in Luverne, Minnesota (the "Luverne Facility") due to COVID-19 and an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. The suspension of ethanol production and a reduction in the Company's workforce that occurred during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on the Company's financial results for the three and six months ended June 30, 2021, reducing revenue by 57% and 89% compared to the three and six months ended June 30, 2020, respectively. There is also a risk that COVID-19 could have a material adverse impact on the development of the Company's Net-Zero 1 Project, customer demand and cash flow, depending on the extent of our future production activities.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in its financial statements and are based on trends in customer behavior and the economic environment throughout the three and six months ended June 30, 2021 and beyond as the COVID-19 pandemic has impacted the industries in which the Company operates. These estimates and assumptions include the collectability of billed receivables and the estimation of revenue and tangible assets. With regard to collectability, the Company believes it may face atypical delays in client payments going forward, but the Company has not experienced significant delays in collection as of June 30, 2021. In addition, management believes that the demand for certain discretionary lines of business may decrease, and that such decrease will impact its financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets reduces demand for or the extent of SAF, isooctane and isooctene.

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Asset, LLC (“Gevo Asset”), Gevo RNG Holdco, LLC ("Gevo RNG Holdco"), Gevo NW Iowa RNG, LLC ("Gevo RNG") and Agri-Energy, LLC (“Agri-Energy”)) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2021 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

January 2021 Offering. On January 19, 2021, the Company completed a registered direct offering pursuant to a securities purchase agreement with certain institutional and accredited investors providing for the issuance and sale by the Company of an aggregate of 43,750,000 shares of the Company’s common stock at a price of $8.00 per share (the “January 2021 Offering”). The net proceeds to the Company from the January 2021 Offering were approximately $321.9 million, after deducting placement agent fees and other estimated offering expenses payable by the Company.

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. In December 2020, the at-the-market offering program was amended to increase the available capacity to $150.0 million.

During the six months ended June 30, 2021, the Company issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses. There were no shares issued during the three months ended June 30, 2021.

As of June 30, 2021, the Company has remaining capacity to issue up to approximately $10.6 million of common stock under the at-the-market offering program.

2021 Bonds. On April 15, 2021, the Iowa Finance Authority (the “Authority”) issued an aggregate principal amount of $68,155,000 of its Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) in a public offering for the benefit of Gevo RNG (as defined below), a subsidiary of Gevo, to finance the construction of the Gevo RNG project.

The 2021 Bonds are reported at their amortized cost. The 2021 Bonds were issued at a premium of $0.8 million. Debt issuance costs totaled $2.8 million. The Company will amortize the debt issuance costs and the premium as a component of interest expense over the life of the related debt instrument using the interest method. The 2021 Bonds have been recorded as a long-term liability and will become current on the earlier of (i) one year prior to the Initial Mandatory Tender Date or (ii) upon the Company’s exercise of its call option to tender or redeem the Bonds. See Note 9, Debt, for further information.

Debt Issue Costs and Debt Discounts/Premiums. Debt issue costs are costs with third parties incurred in connection with the Company’s debt financings that have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt using the effective interest method. Debt issue costs are presented as a direct reduction of the carrying amount of the related debt. Debt discounts, including fees paid to lenders, and debt premiums are amortized over the life of the related debt using the effective interest method. Debt discounts and premiums are presented as a reduction and increase, respectively, in the carrying amount of the related debt. Amortization of debt issue costs, discounts, and premiums is included in interest expense.

Restricted Cash and Restricted Cash Equivalents. The Company’s restricted cash and restricted cash equivalents consists of unused proceeds from the issuance of the 2021 Bonds which are restricted for the purpose of constructing the Gevo NW Iowa RNG, LLC Renewable Natural Gas Project as well as amounts pledged and assigned to Citibank, N.A., in its capacity as credit facility provider of the 2021 Bonds (the "Credit Facility Provider") as collateral for the reimbursement obligations of Gevo. As of June 30, 2021, the unused restricted bond proceeds of $56.9 million included in restricted cash is classified as current since the proceeds will be distributed within twelve months. As of June 30, 2021, the restricted collateral included in restricted cash totaled $71.3 million, $0.8 million of which secures interest payments to be made within twelve months and is classified as current. The Company is entitled to receive interest income on the restricted cash at an agreed rate of return of 0.10% but has no ability to direct the use of the restricted cash. See Note 9, Debt, for further information.

The proceeds from issuance of the 2021 Bonds are maintained by the Trustee under a Trust Indenture dated April 15, 2021 and released to the Company only to pay costs of the construction of the biogas facility operated by Gevo RNG. See Note 9, Debt, for further information on the Trust Indenture. As the proceeds of the 2021 Bonds are restricted, the amounts from bond trustee are also considered to be restricted cash. Restricted cash is included with cash and cash equivalents on the Statements of Cash Flows.

The restricted cash held by the bond trustee as of June 30, 2021 is made up of the following (in thousands):

June 30, 2021

Bond proceeds	$68,995
Disbursement of funds	(12,080)
Interest income	3

Total restricted cash held by bond trustee	$56,918

Marketable Securities. The Company’s marketable securities consist of marketable debt securities and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Leases, Right-of-Use Assets and Related Liabilities. The Company enters into various arrangements which constitute a lease as defined by ASC 842, Leases, as part of its ongoing business activities and operations. Leases represent a contract or part of a contract that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Such contracts result in both (a) right-of-use assets, which represent the Company’s right to use an underlying asset for the term of the contract; and (b) a corresponding lease liability which represents the Company’s obligation to make the lease payments arising from the contract. The Company has elected not to recognize a right-of-use asset and lease liability for any lease with an original lease term of 12 months or less. Lease expense for such leases is recognized on a straight-line basis over the lease term.

A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, and (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. If a lease does not meet any of these criteria, the lease is classified as an operating lease.

Lease liabilities are initially measured at the lease commencement date based on the present value of lease payments over the lease term, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with the same term and payment as the lease. Right-of-use assets are measured based on the amount of the lease liability adjusted for any lease payments made to the lessor at or before the lease commencement date less any lease incentives received. All right-of-use assets are evaluated for impairment in accordance with accounting standards applicable to long-lived assets as further described in the significant accounting policy “Impairment of Property, Plant and Equipment” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Renewal options are included in the calculation of our right-of-use assets and lease liabilities when the Company’s determines that the option is reasonably certain of exercise based on an analysis of the relevant facts and circumstances. Certain of the Company’s leases require variable lease payments that do not depend on an index or rate and such payments are excluded from the calculation of the right-of-use asset and lease liability and are recognized as variable lease cost when incurred.

The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component for our dairy lease and fuel supply asset class. This results in a significantly higher ROU assets and lease liabilities than if the Company had not elected this practical expedient.

Lease cost for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred.  Lease cost for finance leases consists of amortization of the right-of-use assets on a straight-line basis over the lease term, interest expense on the lease liability, and variable lease payments as incurred.

Capitalized Internal-Use Software Costs. Software development costs are capitalized when module development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Internal-use software is amortized on a straight-line basis, generally over a three to five years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Borrowing Costs. The borrowing costs that are directly attributable to acquisition and construction of an asset that needs a substantially long period of time for its intended use commence to be capitalized and recorded as part of the cost of the asset when expenditures for the asset and borrowing costs have been incurred, and the activities relating to the acquisition and construction that are necessary to prepare the asset for its intended use have commenced. The capitalization of borrowing costs ceases when the asset under acquisition or construction becomes ready for its intended use and the borrowing costs incurred thereafter are recognized in profit or loss for the current period. Capitalization of borrowing costs is suspended during periods in which the acquisition or construction of an asset is interrupted abnormally and the interruption lasts for more than 3 months, until the acquisition or construction is resumed. Interest in the amount of $0.7 million was capitalized for the three and six months ended June 30, 2021. No interest was capitalized for the three and six months ended June 30, 2020.

Preliminary Stage Project Costs. Preliminary stage project costs consist of research and development expense in addition to selling, general and administrative expenses related to our RNG and Net-Zero projects.

Income Taxes. There is no provision for income taxes because the Company has incurred operating losses since inception.

Concentration of Business Risk. As of June 30, 2021, two customers, HCS Group GmbH ("HCS") and Titan Aviation Fuel ("Titan"), comprised approximately 77% and 19%, or approximately 96% in total, of the Company's outstanding trade accounts receivable, respectively. As of December 31, 2020, HCS comprised approximately 79% of the Company's outstanding trade accounts receivable.

For the three months ended June 30, 2021, HCS, New Vision, LLC ("New Vision") and Titan accounted for approximately 55%, 14% and 13%, or approximately 82% in total, of the Company's consolidated revenue, respectively. For the three months ended June 30, 2020, HCS and Coryton Advanced Fuels Ltd ("Coryton") accounted for approximately 76% and 11%, or approximately 87% in total, of the Company's consolidated revenue, respectively. For the six months ended June 30, 2021, HCS, New Vision and Titan accounted for approximately 55%, 29% and 13%, or approximately 97% in total, of the Company's consolidated revenue, respectively. For the six months ended June 30, 2020 Eco-Energy, LLC ("Eco-Energy"), Purina Animal Nutrition, LLV ("Purina") and HCS accounted for approximately 60%, 17% and 16%, or approximately 93% in total, of the Company's consolidated revenue, respectively.

Total, AvFuel, Wisconsin, HCS and Coryton are customers of the Company's Gevo segment. Juhl, New Vision, Eco-Energy and Purina are customers of the Company's Agri-Energy segment (see Note 14).

Financial Condition. The Company has incurred consolidated net losses since inception and had a significant accumulated deficit as of June 30, 2021. The Company’s cash and cash equivalents totaled $17.1 million, restricted cash totaled $128.1 million and marketable securities totaled $422.1 million as of June 30, 2021. Gevo expects to use its cash, cash equivalents, restricted cash and marketable securities for the following purposes: (i) identification of new production facilities and to plan for expanded production to fulfill existing off-take agreements, including the Company's Net Zero Projects; (ii) development of the Luverne Facility; (iii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iv) development projects associated with the Company's RNG projects; (v) exploration of strategic alternatives and additional financings, including project financing; and (vi) future debt service obligations.

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

2. Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended June 30, 2021 and 2020 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three and Six Months Ended June 30,
	2021	2020

Warrants to purchase common stock - liability classified	42,494	50,812
Warrant to purchase common stock - equity classified	90,608	—
Conversion of 2020/21 Notes	—	6,780,958
Outstanding options to purchase common stock	1,515	1,556
Stock appreciation rights	67,739	67,739

Total	202,356	6,901,065

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended June 30, 2021
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Hydrocarbon revenue	$346	$—	$346
Other revenue	—	76	76

	$346	$76	$422
Timing of Revenue Recognition
Goods transferred at a point in time	$346	$3	$349
Services transferred over time	—	73	73

	$346	$76	$422

	Three Months Ended June 30, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$83	$—	$83
Hydrocarbon revenue	859	—	859
Other revenue	46	—	46

	$988	$—	$988
Timing of Revenue Recognition
Goods transferred at a point in time	$942	$—	$942
Services transferred over time	46	—	46

	$988	$—	$988

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	Six Months Ended June 30, 2021
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Hydrocarbon revenue	$359	$—	$359
Other revenue	—	156	156

	$359	$156	$515
Timing of Revenue Recognition
Goods transferred at a point in time	$359	$3	$362
Services transferred over time	—	153	153

	$359	$156	$515

	Six Months Ended June 30, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$3,783	$—	$3,783
Hydrocarbon revenue	984	—	984
Other revenue	46	—	46

	$4,813	$—	$4,813
Timing of Revenue Recognition
Goods transferred at a point in time	$4,767	$—	$4,767
Services transferred over time	46	—	46

	$4,813	$—	$4,813

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goods transferred at a point-in-time. For the three and six months ended June 30, 2021 and 2020, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of June 30, 2021 and December 31, 2020, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is “free-on-board, shipping point”. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Services transferred over time. For the three and six months ended June 30, 2021 and 2020, there were no contracts for which consideration was variable or for which there were multiple performance obligation for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of June 30, 2021 and December 31, 2020, respectively, there were no material unfulfilled or partially fulfilled performance obligations.

Contract Assets and Trade Receivables. As of June 30, 2021 and December 31, 2020, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are classified as account receivables on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract as of June 30, 2021 and December 31, 2020. The Company did not incur any impairment losses on any receivables as all amounts owed were paid or current as of June 30, 2021 or December 31, 2020.

4. Leases, Right-of-Use Assets and Related Liabilities

The operating lease contracts for the Company are comprised of a facility and an equipment lease necessary to conduct the Company's day-to-day operations. The lease for the Company’s office and research facility in Englewood, Colorado expires January 2029. The lease for plant equipment used by Agri-Energy at the Luverne Facility expires August 2021. Neither of the operating leases contains an option to extend the lease that is reasonably certain to be exercised. All other operating leases qualified for the short-term scope exemption elected by the Company. The Company recognizes rent expense on its operating lease on a straight-line basis. The Company has elected the practical expedient to not separate lease components from non-lease components for these asset classes. As of June 30, 2021, right-of-use assets under operating leases totaling $1.8 million are included in "Operating right-of use assets," and related lease liabilities totaling $1.8 million are included in "Operating lease liabilities (long-term)”.

The Company also has four finance leases for land under arrangements related to Gevo RNG. Under these contracts, the Company leases land from dairy farmers on which it is building three anaerobic digesters, related equipment and pipelines to condition raw biogas from cow manure provided by the farmers. The partially conditioned biogas will be transported from the three digester sites to a central gas upgrade system located at the fourth site that will upgrade the biogas to pipeline quality natural gas for sale. These leases expire at various dates between 2031 and 2047. Certain leases provide the Company with the right to terminate the lease prior to the stated lease expiration date; however, the Company is reasonably certain not to exercise such termination right and thus periods beyond this termination right have been recognized as part of the Company’s right-of-use assets and lease liabilities. In addition, some of these leases include renewal periods that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company has elected the practical expedient to not separate lease components from non-lease components for this dairy lease asset class and therefore, all amounts paid to the lessor under these arrangements for cow manure and nonlease services are classified as lease payments and included in the calculation of the right-of-use assets and lease liabilities. This results in significantly higher right-of-use assets and lease liabilities than if the Company did not elect this practical expedient. As of June 30, 2021, right-of-use assets under finance leases totaling $27.5 million are included in "Finance right-of-use assets," and related lease liabilities totaling $24.6 million are included in the Consolidated Balance Sheets as follows: $4.9 million of lease liabilities included in "Finance lease liabilities (current) and $19.7 million included in "Finance lease liabilities (long-term)".

The Company began leasing its grain bins in Luverne, Minnesota in October 2020 through a short-term operating lease agreement which expires in July 2021. Rental income for the three and six months ended June 30, 2021 totaled $0.1 million and $0.1 million, respectively.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases (dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Lease Cost
Finance lease cost (1):
Amortization of right-of-use assets	$3,356	$1
Interest on lease liabilities	—	—
Operating lease cost	67	63
Short-Term lease cost	495	100
Variable lease cost (2)	31	40

Total lease cost	$3,949	$204

	Six Months Ended June 30,
	2021	2020
Lease Cost
Finance lease cost (1):
Amortization of right-of use assets	$3,367	$2
Interest on lease liabilities	—	—
Operating lease cost	128	534
Short-Term lease cost	627	180
Variable lease cost (2)	70	72

Total lease cost	$4,192	$788

(1) Finance lease costs are capitalized as a cost of constructing the facility included in "Property, plant and equipment, net" as the RNG facilities are still under construction
(2) Represents amounts incurred in excess of minimum payments

	Six Months Ended June 30,
	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$321	$2
Operating cash flows from operating leases	128	534
Finance cash flows from finance leases	3,046	1
Right-of-use asset obtained in exchange for new finance lease liabilities	27,775	13
Right-of-use asset obtained in exchange for new operating lease liabilities	1,562	—
Weighted-average remaining lease term, finance lease (months)	218	56
Weighted-average remaining lease term, operating leases (months)	91	13
Weighted-average discount rate - finance leases (3)	5%	21%
Weighted-average discount rate - operating leases (3)	5%	12%

(3) The discount rate used for operating leases is based on our implicit borrowing rate ("IBR") at the date the Company entered into the lease. The Company estimated the IBR based collateralized borrowings for similar terms and payments.

The table below shows the future minimum payments under non-cancelable financing and operating leases at June 30, 2021 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases

2021 (remaining)	$26	$3,915
2022	24	4,473
2023	297	1,709
2024	305	1,725
2025	315	1,738
2026 and thereafter	1,030	21,617
Total	1,997	35,177
Less: Amounts representing present value discounts	(391)	(10,574)

Total lease liabilities	1,606	24,603
Less: current portion	177	(4,888)
Long-term portion	$1,783	$19,715

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

5. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials
Enzymes and other inputs	$138	$133
Nutrients	1	1
Finished goods
SAF, Isooctane and Isooctene	300	756
Work in process
Gevo	4	5
Palladium	410	235
Spare parts	1,363	1,361

Total inventories	$2,216	$2,491

Work in process inventory includes unfinished SAF, isooctane and isooctene inventory.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life			June 30,	December 31,
	(in years)			2021	2020

Luverne retrofit asset		20		$70,820	$70,820
Plant machinery and equipment		10		17,374	17,374
Site improvements		10		7,157	7,157
Lab equipment, furniture and fixtures and vehicles		5		6,365	6,396
Demonstration plant		2		3,597	3,597
Buildings		10		2,543	2,543
Leasehold improvements, pilot plant, land and support equipment	2	to	5	2,523	2,523
Computer, office equipment and software	3	to	6	2,182	1,983
Construction in progress		—		28,122	13,132

Total property, plant and equipment				140,683	125,525
Less accumulated depreciation and amortization				(61,440)	(59,117)

Property, plant and equipment, net				$79,243	$66,408

The Company recorded depreciation and amortization expense related to property, plant and equipment as follows (in thousands):

	Three Months Ended June 30,
	2021	2020

Cost of goods sold	$1,172	$1,575
Operating expenses	46	50

Total depreciation and amortization	$1,218	$1,625

	Six Months Ended June 30,
	2021	2020

Cost of goods sold	$2,260	$3,162
Operating expenses	102	106

Total depreciation and amortization	$2,362	$3,268

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

7. Embedded Derivatives Liabilities

Derivative Warrant Liability

There were no warrants sold by the Company during the six months ended June 30, 2021.

The following table sets forth information pertaining to shares issued upon the exercise of warrants as of June 30, 2021:

	Issuance Date	Expiration Date	Exercise Price as of June 30, 2021	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of June 30, 2021	Shares Underlying Warrants Outstanding as of June 30, 2021

Series I Warrants	9/13/2016	9/13/2021	$220.00	35,368	—	35,368
Series K Warrants	2/17/2017	2/17/2022	$2.00	315,986	308,860	7,126
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,909,392	90,608

				30,351,354	30,218,252	133,102

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

During the six months ended June 30, 2021, common stock was issued as a result of exercise of warrants as shown below (dollars in thousands):

	Common Stock Issued	Proceeds
Series K Warrants	200	1
Series 2020-A Warrants	1,866,558	1,120
	1,866,758	$1,121

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2021	2020

Accounts payable - trade	$7,696	$897
RNG accrued project costs	5,105	—
Accrued employee compensation	2,319	1,960
Other accrued liabilities	1,273	1,086

Total accounts payable and accrued liabilities	$16,393	$3,943

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

9. Debt

2021 Bond Issuance

On April 15, 2021, 2021 Bonds were issued totaling $68,155,000. The 2021 Bonds initially bear interest at the rate of 1.50% per annum during the Initial Term Rate Period (as defined in the hereinafter defined Indenture), payable semi-annually on January 1 and July 1 of each year, commencing on July 1, 2021, mature on April 1, 2042. The 2021 Bonds are callable on or after October 1, 2022, are remarketable, and are also subject to mandatory tender for purchase pursuant to the terms of the Indenture (as defined below).

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

On April 15, 2021, Gevo obtained a letter of credit for $71.2 million (the “Letter of Credit”) from the Credit Facility Provider, pursuant to the terms of a letter of credit reimbursement agreement dated as of April 1, 2021 (the “Reimbursement Agreement”), between Gevo and the Credit Facility Provider. The Letter of Credit will permit the Trustee to draw thereon in accordance with its terms in amounts sufficient to pay the principal and purchase price of the 2021 Bonds and up to 203 days’ interest on the 2021 Bonds. Pursuant to the terms of the Reimbursement Agreement, Gevo is obligated to reimburse the Credit Facility Provider for amounts drawn under the Letter of Credit. It is expected that payments of the principal and interest on the 2021 Bonds, and the purchase price of 2021 Bonds that are tendered for mandatory purchase and not remarketed, will be made by draws on the Letter of Credit. Gevo has pledged and assigned restricted cash to the Credit Facility Provider as security for the reimbursement obligations of Gevo pursuant to the Reimbursement Agreement in an amount equal to the principal amount of the 2021 Bonds plus three years of interest payments on the 2021 Bonds.

Gevo anticipates remarketing the 2021 Bonds under revised terms that will include a long-term maturity date and be non-recourse to Gevo. Upon a successful remarketing, Gevo anticipates that the Letter of Credit, the Reimbursement Agreement, and the associated pledge of cash will be terminated.

Loans Payable - Other

The equipment loans are secured by the related equipment.

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans").

On April 15, 2021, the Small Business Administration forgave the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP. The remaining SBA PPP loan for Agri-Energy totals $0.4 million, bears interest at 1.0% and matures in April 2025. Monthly payments of $8,000 began on June 5, 2021 and are payable through April 2025.

The summary of the 2021 Bonds and Loans payable - other at June 30, 2021 and  December 31, 2020 are as follows (in thousands):

	Interest Rate			Maturity Date			June 30, 2021	December 31, 2020

2021 Bonds		1.5%		January 2042			$66,120	$—
SBA Loans		1.0%		April 2025			368	1,006
Equipment	4%	to	5%	February 2022	to	December 2024	200	248

Total loans payable - other							66,688	1,254
Less current portion							(174)	(807)

Long-term portion							$66,514	$447

Future principal payments for the Company's long-term debt are as follows (in thousands):

Year ending December 31,

2021 (remaining)	$89
2022	161
2023	159
2024	66,250
2025	29

$66,688

Included in the 2021 Bonds above is Bond Premium of $0.8 million and Debt Issuance Costs of $2.8 million in the principal portion. During the three months ended  June 30, 2021, Bond Premium amortization was $0.1 million and Debt Issuance Cost amortization was $0.2 million based on the effective interest method and charged to interest expense as of June 30, 2021.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

10. Equity Incentive Plans

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the "2010 Plan"). The 2010 Plan provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. On June 9, 2021, with approval of stockholders at the 2021 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to a total of 22,980,074 shares.

Restricted common stock activity during the six months ended June 30, 2021 consisted of the following:

•	During the three months ended March 31, 2021, the Company cancelled 121,499 shares of common stock related to the unvested restricted stock awards due to the resignation of a director and an employee.
•	During the three months ended June 30, 2021, the Company issued 23,795 restricted stock awards to its employees vesting immediately, 47,590 restricted stock awards vesting over two years, 39,860 restricted stock awards vesting over three years and 25,791 restricted stock awards vesting over four years.
•	The Company withheld 226,709 shares of common stock to settle income taxes related to the vested restricted stock awards for certain employees during the three months ended June 30, 2021.

At June 30, 2021, 17,441,531 shares remained available for awards under the 2010 Plan.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the Employee Stock Purchase Plan (the "ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of June 30, 2021 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during the six months ended June 30, 2021 or 2020.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

11. Stock-Based Compensation

Stock-Based Compensation Expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock
Research and development	$121	$135	$246	$211
Selling, general and administrative	737	362	1,174	622

Stock appreciation rights
Research and development	(159)	2	189	(77)
Selling, general and administrative	(7)	2	8	(83)

Total stock-based compensation	$692	$501	$1,617	$673

Stock Option Award Activity. Stock option activity under the Company’s stock incentive plans at June 30, 2021 and changes during the six months ended June 30, 2021 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price (1)	(years)	Value

Options outstanding at December 31, 2020	1,552	$556.13	5.58	$—
Granted	—	$—
Canceled or forfeited	(37)	$5,471.13
Exercised	—	$—

Options outstanding at June 30, 2021	1,515	$436.89	5.12	$—

Options exercisable at June 30, 2021	1,515	$436.89	5.12	$—

Options vested and expected to vest at June 30, 2021	1,515	$436.89	5.12	$—

(1)  Exercise price of options outstanding range from $20 to $99,300 as of June 30, 2021.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Restricted Stock. Non-vested restricted stock awards at June 30, 2021 and changes during the six months ended June 30, 2021 were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2020	4,701,556	$0.79
Granted	137,036	$8.50
Vested	(646,588)	$2.16
Canceled or forfeited	(120,808)	$0.81

Non-vested at June 30, 2021	4,071,196	$0.84

The total fair value of restricted stock that vested during the six months ended June 30, 2021 was $1.4 million. As of June 30, 2021, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $2.2 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.7 years

12. Commitments and Contingencies

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2021, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2021.

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

The carrying value and fair value, by fair value hierarchy, of the Company's financial instruments at June 30, 2021 and December 31, 2020, respectively, are as follows (in thousands):

		Fair Value Measurements at June 30, 2021 (In thousands)
	Fair Value at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$288,551	$288,551	$—	$—
U.S. Government-sponsored enterprise securities	133,504	133,504	—	—

Other
Derivative warrant liability	41	—	—	41
Total	$422,096	$422,055	$—	$41

Nonrecurring
Palladium and finished goods inventory	$733	$433	$300	$—

		Fair Value Measurements at December 31, 2020 (In thousands)
	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Derivative Warrant Liability	$31	$—	$—	$31

Nonrecurring
Corn, palladium and finished goods inventory	$866	$235	$631	$—

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the six months ended June 30, 2021 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Warrant Liability

Balance, December 31, 2020	$31

Total loss included in earnings	10

Balance, June 30, 2021	$41

There were no transfers to or from Level 3 in the six months ended June 30, 2021.

The Company's investment in Marketable securities is recorded at fair value based on quoted market prices. The Company believes that the carrying value of its Cash and cash equivalents, Restricted cash, Accounts receivable, Accounts payable and accrued liabilities and Loans Payable - Other approximate fair value due to their short maturities.

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The carrying values and estimated fair values of the 2021 bonds as of June 30, 2021 are summarized as follows:

	June 30, 2021
	Carrying Value	Estimated Fair Value

2021 Bonds	$68,155	$69,143

Inventories. The Company records its corn and palladium inventory at fair value only when the Company’s cost of corn and palladium purchased exceeds the market value for corn and palladium. The Company determines the market value of corn and palladium based upon Level 1 inputs using quoted market prices. The Company records its hydrocarbon, isobutanol and ethanol inventory at market using Level 2 inputs.

Derivative Warrant Liability. The Company valued the Series K Warrants using a Monte-Carlo model (Level 3) and other warrants using Black-Scholes models comprised of some inputs requiring the use of Monte-Carlo models (Level 3).

The Company has not elected the fair value option for any of its instruments.

The Company's investments in marketable securities are stated at fair value and are available-for-sale. The Company had no investments in marketable securities at December 31, 2020. The following table summarizes the Company's investments in marketable securities (in thousands):

		Available-for-Sale Securities at June 30, 2021
	Maturity	Amortized Cost Basis	Gross Unrealized Losses	Fair Value

Short-term marketable securities
U.S. Treasury notes	Within one year	$201,311	$(151)	$201,160
U.S. Government-sponsored enterprise securities	Within one year	45,743	(17)	45,726
Total		$247,054	$(168)	$246,886

Long-term marketable securities
U.S Treasury notes	Within two years	$87,442	$(51)	$87,391
U.S. Government-sponsored enterprise securities	Within two years	87,866	(88)	87,778
Total		$175,308	$(139)	$175,169

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Gevo	$348	$897	$361	$1,022
Agri-Energy	74	91	154	3,791
Renewable Natural Gas	—	—	—	—
Net-Zero	—	—	—	—

Consolidated	$422	$988	$515	$4,813

Loss from operations:
Gevo	$(6,399)	$(2,808)	$(11,503)	$(5,689)
Agri-Energy	(7,109)	(2,229)	(9,156)	(7,206)
Renewable Natural Gas	—	(220)	(68)	(376)
Net-Zero	(5,514)	—	(8,173)	—

Consolidated	$(19,022)	$(5,257)	$(28,900)	$(13,271)

Interest expense:
Gevo	$—	$538	$—	$1,081
Agri-Energy	6	3	6	5
Renewable Natural Gas	—	—	5	—
Net-Zero	—	—	—	—

Consolidated	$6	$541	$11	$1,086

Depreciation and amortization expense:
Gevo	$46	$50	$102	$106
Agri-Energy	1,177	1,579	2,270	3,172
Renewable Natural Gas	—	—	—	—
Net-Zero	—	—	—	—

Consolidated	$1,223	$1,629	$2,372	$3,278

Acquisitions of plant, property and equipment:
Gevo	$588	$69	$841	$79
Agri-Energy	1,898	428	1,908	1,219
Renewable Natural Gas	11,932	—	17,101	—
Net-Zero	—	—	—	—

Consolidated	$14,418	$497	$19,850	$1,298

Revenue by geographic area
United States	$140	$91	$233	$3,841
Other	282	897	282	972

Consolidated	$422	$988	$515	$4,813

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	June 30,	December 31,
	2021	2020

Total assets
Gevo	$579,027	$152,177
Agri-Energy	120,765	131,893
Renewable Natural Gas	106,073	—
Net-Zero	471	—
Intercompany eliminations (1)	(120,662)	(131,971)

Consolidated (2)	$685,674	$152,099

(1)	Includes no intercompany sales during the six months ended June 30, 2021 and $0.1 million for the year ended December 31, 2020 for hydrocarbon sales.
(2)	All other significant non-cash items relate to the activities of Gevo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the impact of the novel coronavirus ("COVID-19") pandemic on our business, our financial condition, our results of operation and liquidity, our ability to finance and construct our Net-Zero 1 Project (as defined below) our ability to produce our products at our production facility in Luverne, Minnesota (the “Luverne Facility”) or elsewhere, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or "net-zero" carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero 1 Project, our Luverne Facility and elsewhere, our ability and plans to construct a greenfield commercial hydrocarbon facility to produce sustainable aviation fuel ("SAF") and renewable premium gasoline/isooctane, our ability to raise additional funds to finance our business, our ability to perform under our existing offtake agreements and other supply agreements we may enter into in the future, our ability to successfully construct and operate our renewable natural gas ("RNG") project in Iowa, our ability to produce isobutanol and renewable hydrocarbon products at a commercial level and at a profit, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our products, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Annual Report”), including Item 1A. "Risk Factors" of our Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are a growth-oriented renewable fuels technology and development company that is commercializing the next generation of renewable low-carbon liquid transportation fuels, such as sustainable aviation fuel and renewable isooctane (which we refer to as “renewable premium gasoline”), with the potential to achieve a “net zero” greenhouse gas ("GHG") footprint and address global needs of reducing GHG emissions with sustainable alternatives to petroleum fuels. We are in the business of transforming carbon from the atmosphere using photosynthetic energy, wind energy and biogas energy into liquid hydrocarbons with a low or potentially “net-zero” GHG footprint.

As next generation renewable fuels, our hydrocarbon transportation fuels have the advantage of being “drop-in” substitutes for conventional fuels that are derived from crude oil, working seamlessly and without modification in existing fossil-fuel based engines, supply chains and storage infrastructure. In addition, with SAF, the carbon footprint of air travel can be reduced, or in the long run, eliminated on a net carbon basis, without changes to planes or fuel systems. In addition to the potential of net-zero carbon emissions across the whole fuel life-cycle, our renewable fuels should eliminate other pollutants associated with the burning of traditional fossil fuels such as particulates and sulfur, while delivering superior performance. We believe that the world is substantially under-supplied with low-carbon, drop-in renewable fuels that can be immediately used in existing transportation engines and infrastructure, and we are uniquely positioned to grow in serving that demand.

We use renewable resource-based raw materials as feedstocks. In the near-term, our feedstocks will primarily consist of non-food corn residuals. As our technology is applied globally, feedstocks can consist of sugar cane, molasses or cellulosic sugars derived from wood, agricultural residues and waste. Our patented fermentation yeast biocatalyst produces isobutanol, a four-carbon alcohol, via the fermentation of renewable plant biomass carbohydrates. The resulting renewable isobutanol has a variety of direct applications but, more importantly to our fundamental strategy, serves as a building block to make renewable premium gasoline, SAF, and other fuels and chemicals using simple and common chemical conversion processes. We also plan to reduce or eliminate fossil-based process energy inputs by replacing them with renewable energy such as wind-powered electricity and RNG.

Our technology represents a new generation of renewable fuel technology that overcomes the limitations of first-generation renewable fuels.

Renewable Natural Gas Projects

In 2019, we began developing RNG projects. Animal manure can be digested anaerobically to produce RNG. RNG has value in markets such as California as well as in Gevo’s hydrocarbon production process by helping us achieve carbon negative GHG emissions on our renewable hydrocarbon products. The end products resulting from such a decarbonization process have lower carbon intensity scores and increased market value, in addition to having a more positive impact on the environment. We developed Gevo's initial RNG project, Gevo NW Iowa RNG, LLC (“Gevo RNG”), to generate RNG captured from dairy cow manure which will be supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. When fully operational, the Gevo RNG project is expected to generate approximately 355,000 MMBtu of RNG per year. During the third quarter of 2021, Gevo entered into agreements with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “bp” ) for the sale of Gevo RNG’s production. The RNG is expected to be sold into the California market under dispensing agreements bp has in place with Clean Energy Fuels Corp., the largest fueling infrastructure in the U.S. for RNG. We expect RNG sale revenues will benefit from California’s Low Carbon Fuel Standard program and the U.S. Environmental Protection Agency’s Renewable Identification Number program. We financed the construction of the Gevo RNG project in April 2021 with the $68,155,000 of Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) issued by the Iowa Finance Authority in a public offering for the benefit of Gevo RNG and we commenced its construction in April 2021. See “Recent Developments – 2021 Bonds” below for additional information. The Gevo RNG project is expected to begin producing RNG in 2022.

Net-Zero Projects

In early 2021, we announced the concept of “Net-Zero Projects” as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (photosynthetic, wind, renewable natural gas, biogas) from a variety of sources into energy dense liquid hydrocarbons that behind when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and including the end use (burning as a fuel for cars, planes, trucks, and ships). We announced that our initial Net-Zero project (“Net-Zero 1” Project) is currently planned to be constructed at Lake Preston, South Dakota. We expect that the Net-Zero 1 Project will have the capability to produce liquid hydrocarbons that when burned have a “net-zero” greenhouse gas footprint. We currently expect the Net-Zero 1 Project to have a capacity of approximately 46 MGPY of hydrocarbons (for renewable premium gasoline and SAF, backed by our current portfolio of take-or-pay contracts), to produce more than 340,000,000 pounds per year of high-value nutritional products for use in the food chain, to produce more than 30,000,000 pounds per year of corn oil, and to produce smaller volumes of excess isobutanol for sale in the market. We also expect that the Net-Zero 1 Project will utilize anaerobically digested biogas using process waste streams, behind-the-meter electricity from a related wind project for its process, and potentially RNG for its production process energy. Based on current engineering work completed to date, the fully-financed installed capital cost for the Net-Zero 1 Project is projected to be approximately $980 million including: (i) fermentation and hydrocarbon production facilities engineering, procurement and construction costs under a lump-sum turnkey format, (ii) pre-construction engineering costs, (iii) technology licensing costs, (iv) development, land, permitting and environmental costs, (v) outside-the-battery-limit capital expenditures, (vi) full plant staffing and training costs, (vii) startup and commissioning costs and  (viii) all debt project financing costs including a provision for interest during construction and various funded debt reserves, and (ix) initial working capital and initial feedstock costs. The related wind power project and the combined water, waste-water treatment, and on site anaerobic digestion project are expected to be delivered under third-party build, own and operate models.

Recent Developments

Luverne Facility Restart. On August 4, 2021, we announced that production operations at the Luverne Facility have re-commenced. The Luverne Facility is expected to produce IBA that will be used as a feedstock for us to produce SAF and renewable premium gasoline to fulfill existing sales contracts. These renewable hydrocarbons will be produced in Silsbee, Texas at the South Hampton Resources, Inc. hydrocarbon production facility. We also expect to utilize some of the IBA produced to develop certain IBA specialty markets. In addition, the production operations at the Luverne Facility will allow us to test and evaluate certain potential unit operations that may be incorporated into the Net-Zero 1 Project. We do not expect to generate significant revenue from the operation of the Luverne Facility.

2021 Bonds. On April 15, 2021, Gevo closed the offering of $68,155,000 in 2021 Bonds to finance the construction the Gevo RNG project.

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

January 2021 Offering. On January 19, 2021, we completed a registered direct offering of an aggregate of 43,750,000 shares of common stock at a purchase price of $8.00 per share. After deducting placement agent’s fees, advisory fees and other offering expenses payable by us, we received net proceeds of approximately $321.9 million.

Lake Preston Site. On December 21, 2020, we announced that we optioned the right to purchase approximately 240 acres of land near Lake Preston, South Dakota (the “Lake Preston Site”). The Lake Preston Site is expected to be the location of the Net-Zero 1 Project. On March 24, 2021, we exercised our right to extend the option on the Lake Preston site until December 2022. We intend to make a decision on whether to exercise the purchase option on the Lake Preston Site in the future as part of the closing of financing for the project.

At-the-Market Offering Program. During the six months ended June 30, 2021, we issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses. There were no shares issued during the three months ended June 30, 2021.

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

During the first quarter of 2020, we suspended our ethanol production at the Luverne Facility due to COVID-19 and an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. The suspension of ethanol production and a reduction in our workforce that occurred during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on our financial results for the three and six months ended June 30, 2021 reducing ethanol revenue by 100% and 100% compared to the three and six months ended June 30, 2020, respectively. There is also a risk that COVID-19 could have a material adverse impact on the development of our Net-Zero 1 Project, customer demand and cash flow, depending on the extent of our future production activities.

Financial Condition

We have incurred consolidated net losses since inception and we had a significant accumulated deficit as of June 30, 2021. Our cash, cash equivalents and restricted cash at June 30, 2021 totaled $145.2 million and marketable debt securities totaled $422.1 million, which is primarily being used for the following:  (i) development of, and investment in, the Net Zero 1 hydrocarbon production facility; (ii) investment in the Gevo NW Iowa RNG facility; (iii) development of the Luverne Facility; (iv) identification of new production facilities and to plan for expanded production to fulfill existing off-take agreements; (vi) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (v) exploration of strategic alternatives and additional financings, including project financing; and (vi) future debt service obligations.

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

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure and securing sufficient financing for the construction of Net-Zero 1. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations, especially in light of the impact of the COVID-19 pandemic on us and the volatility in the financial markets in general.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$83	$(83)
Hydrocarbon revenue	346	859	(513)
Other revenue	76	46	30
Total revenues	422	988	(566)

Cost of goods sold	2,794	2,644	150

Gross loss	(2,372)	(1,656)	(716)

Operating expenses
Research and development expense	1,404	677	727
Selling, general and administrative expense	4,820	2,698	2,122
Preliminary stage project costs	5,472	221	5,251
Loss on disposal of assets	4,954	—	4,954
Restructuring costs	—	5	(5)

Total operating expenses	16,650	3,601	13,049

Loss from operations	(19,022)	(5,257)	(13,765)

Other income (expense)
Gain on forgiveness of SBA loans	641	—	641
Interest expense	(6)	(541)	535
(Loss) from modification of 2020 Notes	—	(57)	57
Gain from change in fair value of derivative warrant liability	43	1	42
(Loss) from change in fair value of 2020/21 Notes embedded derivative liability	—	(176)	176
Other (expense) income	91	(13)	104

Total other income (expense), net	769	(786)	1,555

Net loss	$(18,253)	$(6,043)	$(12,210)

Revenue. As a result of COVID-19 and in response to an unfavorable commodity environment, we terminated ethanol and distiller's grains production at the Luverne Facility in March 2020. Revenue from the sale of ethanol, isobutanol and related products for the three months ended June 30, 2021 was nil, a decrease of $0.1 million compared to the three months ended June 30, 2020. Currently, our demonstration plant located at the South Hampton Resources, Inc. facility near Houston, Texas (the “South Hampton Facility”) is not producing renewable premium gasoline or SAF.

The Luverne Facility re-commenced during July 2021. The Luverne Facility is expected to produce IBA that will be used as a feedstock for us to produce SAF and renewable premium gasoline to fulfill existing sales contracts. These renewable hydrocarbons will be produced at the South Hampton Facility. We also expect to utilize some of the IBA produced to develop certain IBA specialty markets. In addition, the production operations at the Luverne Facility will allow us to test and evaluate certain potential unit operations that may be incorporated into the Net-Zero 1 Project. We do not expect to generate significant revenue from the operation of the Luverne Facility.

Hydrocarbon revenues are comprised of SAF, isooctane and isooctene sales. Hydrocarbon sales decreased by $0.5 million during the three months ended June 30, 2021 as a result of lower production volumes at the South Hampton Facility.

Cost of goods sold. Cost of goods sold was $2.8 million during the three months ended June 30, 2021, compared with $2.6 million during the three months ended June 30, 2020, an increase of approximately $0.2 million. We increased maintenance in preparation for isobutanol production that began in July 2021. Cost of goods sold included approximately $1.6 million associated with the maintenance of the Luverne Facility and approximately $1.2 million in depreciation expense during the three months ended June 30, 2021.

Research and development expense. Research and development expense increased by approximately $0.7 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to an increase in personnel and consulting expenses as we work to improve our process for growing and fermenting yeast strains.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $2.1 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to increases in personnel, professional fees and insurance to support the  growth in operations and an increase in consulting related to creating our first Environmental, Social and Governance ("ESG") report, which will be released during the third quarter 2021, and documenting our compliance with Section 404(b) of the Sarbanes-Oxley Act ("SOX").

Preliminary stage project costs. Preliminary stage project costs are related to our RNG and Net-Zero projects increased by approximately $5.3 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020, due primarily to an increase in consulting for preliminary engineering costs and personnel expenses to support the growth in business activity at our Net-Zero projects.

Loss on disposal of assets. A s a result of discontinuing the production of ethanol at the Luverne Facility, we wrote-off $5.0 million of costs related to the construction of the fractionation equipment that was related to the production of ethanol  during the three months ended June 30, 2021.

Gain on forgiveness of SBA loans. During the three months ended June 30, 2021, the Small Business Administration forgave the entire balance of $0.6 million of the Company's SBA PPP loans and accrued interest.

Interest expense . Interest expense during the three months ended June 30, 2021 decreased by $0.5 million compared to the three months ended June 30, 2020 , due to the conversion of all of our then-outstanding 12% convertible senior secured notes due 2020/2021 (the "2020/21 Notes") to common stock during 2020.

(Loss) from modification of 2020 Notes. During the three months ended June 30, 2020, we incurred a $0.1 million of legal and professional fees to modify the 12% Convertible Senior Notes due 2020 (the " 2020 Notes") into the 2020/21 Notes.

(Loss) from change in fair value of the 2020/21 Notes embedded derivative liability. We incurred no gain (loss) from the change in fair value of the 2020/21 Notes in the three months ended June 30, 2021 since the 2020/21 Notes were converted to common stock in 2020.

Other (expense) income. Other income during the three months ended June 30, 2021 was $0.1 million, an increase of $0.1 million compared to the three months ended June 30, 2020, primarily due to income received on marketable securities and restricted cash.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$3,783	$(3,783)
Hydrocarbon revenue	359	984	(625)
Other revenue	156	46	110
Total revenues	515	4,813	(4,298)

Cost of goods sold	4,788	10,783	(5,995)

Gross loss	(4,273)	(5,970)	1,697

Operating expenses
Research and development expense	2,782	1,257	1,525
Selling, general and administrative expense	8,692	5,325	3,367
Preliminary stage project costs	8,199	377	7,822
Loss on disposal of assets	4,954	38	4,916
Restructuring costs	—	304	(304)

Total operating expenses	24,627	7,301	17,326

Loss from operations	(28,900)	(13,271)	(15,629)

Other income (expense)
Gain on forgiveness of SBA loan	641	—	641
Interest expense	(11)	(1,086)	1,075
(Loss) from modification of 2020 Notes	—	(726)	726
(Loss) gain from change in fair value of derivative warrant liability	(10)	8	(18)
(Loss) from change in fair value of 2020/21 Notes embedded derivative liability	—	(276)	276
Other (expense) income	(30)	55	(85)

Total other income (expense), net	590	(2,025)	2,615

Net loss	$(28,310)	$(15,296)	$(13,014)

Revenue. As a result of COVID-19 and in response to an unfavorable commodity environment, we terminated ethanol and distiller's grains production at the Luverne Facility in March 2020. Revenue from the sale of ethanol, isobutanol and related products for the six months ended June 30, 2021 was nil, a decrease of $3.8 million compared to the six months ended June 30, 2020. During the six months ended June 30, 2021, we did not sell any ethanol compared to 2.4 million gallons of ethanol sold in the six months ended June 30, 2020. Currently, the South Hampton Facility is not producing renewable premium gasoline or SAF. We expect to produce isobutanol during 2021 to supply the South Hampton Facility so that renewable premium gasoline or SAF can be produced in 2021.

Hydrocarbon revenues are comprised of SAF, isooctane and isooctene sales. Hydrocarbon sales decreased by $0.6 million during the six months ended June 30, 2021 as a result of lower production volumes at the South Hampton Facility.

The Luverne Facility re-commenced during July 2021. The Luverne Facility is expected to produce IBA that will be used as a feedstock for us to produce SAF and renewable premium gasoline to fulfill existing sales contracts. These renewable hydrocarbons will be produced at the South Hampton Facility. We also expect to utilize some of the IBA produced to develop certain IBA specialty markets. In addition, the production operations at the Luverne Facility will allow us to test and evaluate certain potential unit operations that may be incorporated into the Net-Zero 1 Project. We do not expect to generate significant revenue from the operation of the Luverne Facility.

Cost of goods sold. Cost of goods sold was $4.8 million during the six months ended June 30, 2021, compared with $10.8 million during the six months ended June 30, 2020, a decrease of approximately $6.0 million, primarily the result of terminating ethanol production in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. Cost of goods sold included approximately $2.5 million associated with the maintenance of the Luverne Facility and approximately $2.3 million in depreciation expense during the six months ended June 30, 2021.

Prior to the Luverne Facility restarting production, cost of goods sold was primarily comprised of costs to process SAF, isooctane and isooctene at our South Hampton Facility as well as costs to maintain the Luverne Facility.

Research and development expense. Research and development expense increased by approximately $1.5 million during the six months ended June 30, 2021, compared with the six months ended June 30, 2020, due primarily to an increase in personnel and consulting expenses as we work to improve our process for growing and fermenting yeast strains.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $3.4 million during the six months ended June 30, 2021, compared with the six months ended June 30, 2020, due primarily to increases in personnel, professional fees and insurance to support the  growth in operations and an increase in consulting related to creating our first ESG report, which will be released during the third quarter 2021, and documenting our compliance with Section 404(b) of SOX.

Preliminary stage project costs. Preliminary stage project costs increased by approximately $7.8 million during the six months ended June 30, 2021, compared with the six months ended June 30, 2020, due primarily to increased consulting and research and development expenses related to our RNG and Net-Zero projects.

Loss on disposal of assets. A s a result of discontinuing the production of ethanol at the Luverne Facility, we wrote-off $5.0 million of costs related to the construction of the fractionation equipment that was related to the production of ethanol   during the six months ended June 30, 2021.  .

Gain on forgiveness of SBA loans. During the six months ended June 30, 2021, the Small Business Administration forgave the entire balance of $0.6 million of the Company's SBA PPP loans and accrued interest.

Interest expense. Interest expense during the six months ended June 30, 2021 decreased by $1.1 million compared to the six months ended June 30, 2020, due to the conversion the 2020/21 Notes to common stock during 2020.

(Loss) from modification of 2020 Notes. During the six months ended June 30, 2020, we incurred a $0.7 million of legal and professional fees to modify the 2020 Notes into the 2020/21 Notes.

(Loss) gain from change in fair value of the 2020/21 Notes embedded derivative liability. We incurred no gain (loss) from the change in fair value of the 2020/21 Notes during the six months ended June 30, 2021 since the 2020/21 Notes were converted to common stock in 2020.

Other (expense) income. Other income during the six months ended June 30, 2021 decreased $0.1 million compared to the six months ended June 30, 2020, primarily due to income received on marketable securities and restricted cash offset by the write-off of prepaid finance costs during the three months ended March 31, 2021 not associated with the final financing transactions.

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

Interest Expense. Our SBA loan has a fixed interest rate of 1%. Our equipment loans have rates between 4% and 5%. Our finance leases have rates between 5% and 21%. Our 2021 Bonds have a fixed interest rate of 1.5%.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents totaling $17.1 million, restricted cash totaling $128.1 million and marketable securities totaling $422.1 million.

Since our inception in 2005, we have devoted most of our cash resources to manufacturing ethanol, isobutanol and related products, research and development and selling, general and administrative activities related to the commercialization of isobutanol and related products from renewable feedstocks. We have incurred losses since inception and expect to incur losses through at least 2022. We have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.

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

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and product candidates, the achievement of a level of revenues adequate to support our cost structure and securing sufficient financing for the construction of production facilities. We may never achieve profitability or generate positive cash flows, and unless and until we do, we will continue to need to raise additional cash. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources and we will continue to address our cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

The Company has incurred consolidated net losses since inception and has a significant accumulated deficit as of June 30, 2021.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(19,468)	$(10,818)
Net cash used in investing activities	$(436,529)	$(1,607)
Net cash provided by financing activities	$522,854	$2,460

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

During the six months ended June 30, 2021, net cash used for operating activities was $19.5 million compared to $10.8 million for the six months ended June 30, 2020. The $8.7 million decrease in operating cash flows was primarily due to increased engineering and development fees on our RNG and Net-Zero projects, increases in personnel expenses to support the growth in business activity, and consulting and professional fees to support the preparation of our first ESG report and compliance with Section 404(b) of SOX.

During the first quarter of 2020, we suspended our ethanol production at the Luverne Facility due to COVID-19 and an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. We have been maintaining the Luverne Facility in preparation for isobutanol production, which began in July 2021.

We currently plan to spend approximately $337 million for engineering, development, long-lead equipment deposits, debt financing costs, and project construction equity investment commitments over the next 12 months for the Net-Zero 1 Project.

Investing Activities

During the six months ended June 30, 2021, we used $436.5 million in cash for investing activities, of which $422.4 million related to purchasing marketable securities and $14.2 million primarily related to construction in process attributable to the Gevo RNG project. We are constructing the Gevo RNG project in 2021 and expect to invest an additional $57 million to complete the Gevo RNG project.

Financing Activities

During the six months ended June 30, 2021, we generated $522.9 million in cash from financing activities, which primarily consisted of $321.9 million from the sale of common stock and warrants in the January 2021 Offering, $135.8 million of net proceeds under our "at-the-market" offering program and $69.0 million from the 2021 Bonds proceeds offset by $2.8 million of debt issuance costs related to the 2021 Bonds.

During the six months ended June 30, 2021, we received notices of exercise from holders of our Series 2020-A Warrants to issue an aggregate of 1,866,558 shares of common stock for total gross proceeds of approximately $1.1 million. Following these exercises, Series 2020-A Warrants to purchase 90,608 shares of our common stock remain outstanding at an exercise price of $0.60 per share.

At-the-Market Offering Program. In December 2020, the at-the-market offering program was amended to provide available capacity of $150.0 million.

During the six months ended June 30, 2021, we issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses. As of June 30, 2021, we have remaining capacity to issue up to approximately $10.6 million of common stock under the at-the-market offering program.

Finance Leases. The financing leases pay interest between 5% and 21%, have total annual payments ranging from $0.9 million to $3.4 million and mature at various dates through May 2047.

2021 Bonds. On April 15, 2021, the Company closed the 2021 Bonds offering totaling $68,155,000 to finance the construction of the Gevo RNG project. The proceeds of the 2021 Bonds, combined with Gevo equity, will be used to finance (1) the construction of the Gevo RNG project which is comprised of (A) three anaerobic digesters and related equipment situated on dairy farms located in Northwest Iowa that will produce partially conditioned raw biogas from cow manure, (B) gathering pipelines to transport biogas to a centrally located gas upgrade system, (C) a centrally located gas upgrade system located in Doon, Iowa that will upgrade biogas to pipeline quality RNG and interconnect to Northern Natural Gas’ interstate pipeline, and (D) other related improvements; (2) to capitalize a portion of the interest due on the 2021 Bonds during the construction period; and (3) to pay a portion of the costs of issuing the 2021 Bonds. The draw down on the receivable from bond trustee funds were used to offset the investing activities above related to construction in process attributable to the Gevo RNG project.

Loans Payable - Other. The equipment notes pay interest between 4% and 5%, have total monthly payments of $0.01 million and mature at various dates through December 2024. The equipment loans are secured by the related equipment.

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the SBA PPP totaling $1.0 million in the aggregate.

On April 15, 2021, the Small Business Administration forgave the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP. The remaining SBA PPP loan for Agri-Energy totals $0.4 million, bears interest at 1.0% and matures in April 2025. Monthly payments of $8,000 began on June 5, 2021 and are payable through April 2025.

See Note 9, Debt, to our consolidated financial statements included herein for further discussion.

Critical Accounting Policies and Estimates

Leases, Right-of-Use Assets and Related Liabilities. We enter into various arrangements which constitute a lease as defined by ASC 842, Leases, as part of its ongoing business activities and operations. Leases represent a contract or part of a contract that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Such contracts result in both (a) right-of-use assets, which represent our right to use an underlying asset for the term of the contract; and (b) a corresponding lease liability which represents our obligation to make the lease payments arising from the contract. The Company has elected not to recognize a right-of-use asset and lease liability for any lease with an original lease term of 12 months or less. Lease expense for such leases is recognized on a straight-line basis over the lease term.

A lease is classified as a finance lease when one or more of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, and (5) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. If a lease does not meet any of these criteria, the lease is classified as an operating lease.

Lease liabilities are initially measured at the lease commencement date based on the present value of lease payments over the lease term, discounted using an estimate of our incremental borrowing rate for a collateralized loan with the same term and payment as the lease. Right-of-use assets are measured based on the amount of the lease liability adjusted for any lease payments made to the lessor at or before the lease commencement date less any lease incentives received. All right-of-use assets are evaluated for impairment in accordance with accounting standards applicable to long-lived assets as further described in the significant accounting policy “Impairment of Property, Plant and Equipment” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Renewal options are included in the calculation of our right-of-use assets and lease liabilities when we determine that the option is reasonably certain of exercise based on an analysis of the relevant facts and circumstances. Certain of our leases require variable lease payments that do not depend on an index or rate and such payments are excluded from the calculation of the right-of-use asset and lease liability and are recognized as variable lease cost when incurred.

We have elected the practical expedient to account for the lease and non-lease components as a single lease component for our dairy lease and fuel supply asset class. This results in a significantly higher ROU assets and lease liabilities than if the Company had not elected this practical expedient.

Lease cost for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Lease cost for finance leases consists of amortization of the right-of-use assets on a straight-line basis over the lease term, interest expense on the lease liability and variable lease payments as incurred.

For a description of our other critical accounting policies and estimates that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any material off-balance sheet arrangements.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

We substantially completed the implementation of our new Enterprise Resource Planning (“ERP”) system during our fiscal quarter ended June 30, 2021. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of the new ERP system, there was no change in our internal control over financial reporting that occurred during the period ended June 30, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For the quarter ended June 30, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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

We will be unable to issue sufficient additional shares for future capital raising transactions or strategic transactions unless we obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of our common stock available for issuance.

We have 250,000,000 authorized shares of common stock. As of July 30, 2021, we had 197,214,586 shares of common stock outstanding and 17,441,531 shares of common stock reserved for future issuance related to the Gevo, Inc. 2010 Stock Incentive Plan and warrants. As a result, as of July 30, 2021, we had approximately 35,343,883 shares of authorized shares of common stock available for future issuance. We operate in a capital-intensive industry and we do not believe we have sufficient unissued shares of common stock for future issuances to raise funds to execute on our business plans. Having additional authorized common stock available is critical to our continued efforts to pursue our strategic goals and we will be limited by the number of shares available for future capital raising transactions or business development transactions unless we obtain stockholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock. We plan to solicit the approval of our stockholders to amend our certificate of incorporation to increase the number of authorized shares of common stock, but we cannot be certain that our stockholders will approve the amendment, particularly since we have a large retail stockholder base as of July 30, 2021. A delay in securing, or a failure to secure, stockholder approval to amend our certificate of incorporation could cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and may have a material adverse effect on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2021 - April 30, 2021 (1)	3,517	$8.53	—	—
May 1, 2021 - May 31, 2021	—	$—	—	—
June 1, 2021 - June 30, 2021 (1)	223,192	$8.03	—	—

Total	226,709	$8.04	—	—

(1)  Represents shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Included Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2†	Stock Issuance and Stockholder’s Rights Agreement, dated July 12, 2005, by and between Gevo, Inc. and California Institute of Technology.	S-1	333-168792	August 12, 2010	4.3

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.3	Form of Series I Warrant to Purchase Common Stock	8-K	001-35073	September 15, 2016	4.1
4.4	Form of Series K Warrant to Purchase Common Stock	8-K	001-35073	February 22, 2017	4.1
4.5	Form of Series 2020-A Warrant to Purchase Common Stock.	8-K	001-35073	July 8, 2020	4.1
10.1	Bond Financing Agreement, dated as of April 1, 2021, by and between Gevo NW Iowa RNG, LLC and the Iowa Finance Authority.	8-K	001-35073	April 15, 2021	10.1
10.2+	Letter of Credit Reimbursement Agreement, dated as of April 1, 2021, by and between Gevo, Inc. and Citibank, N.A.	8-K	001-35073	April 15, 2021	10.2
10.3	Gevo, Inc Amended and Restated 2010 Stock Incentive Plan	8-K	001-35073	June 10, 2021	10.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X**
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
+	Confidential portions of the exhibit have been redacted from the filed version of the exhibit and are marked with a ***.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc. (REGISTRANT)

By:	/s/ Carolyn M. Romero
Carolyn M. Romero, CPA Chief Accounting Officer (Principal Accounting Officer)

Date:        August 12, 2021