Form 10-Q
period 2021-09-30
Gevo, Inc.
filed 2021-11-10
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period endedSeptember 30, 2021

or

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

As of October 29, 2021, 201,879,978 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$16,201	$78,338
Marketable securities (current)	285,236	—
Restricted cash (current)	49,804	—
Accounts receivable, net	513	527
Inventories	2,341	2,491
Prepaid expenses and other current assets	7,243	1,914
Total current assets	361,338	83,270

Property, plant and equipment, net	102,163	66,408
Long-term marketable securities	101,003	—
Long-term restricted cash	70,168	—
Operating right-of-use assets	1,591	133
Finance right-of-use assets	27,665	176
Intangible assets, net	9,098	114
Deposits and other assets	2,329	1,998

Total assets	$675,355	$152,099

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$24,582	$3,943
Operating lease liabilities (current)	—	172
Finance lease liabilities (current)	2,727	10
Loans payable - other (current)	165	807
Total current liabilities	27,474	4,932

2021 Bonds payable (long-term)	66,303	—
Loans payable - other (long-term)	357	447
Operating lease liabilities (long-term)	1,732	—
Finance lease liabilities (long-term)	19,598	162
Other long-term liabilities	91	179
Total liabilities	115,555	5,720

Commitments and Contingencies (See Note 12)

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 201,879,978 and 128,138,311 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	2,019	1,282
Additional paid-in capital	1,098,939	643,269
Accumulated other comprehensive loss	(296)	—
Accumulated deficit	(540,862)	(498,172)
Total stockholders' equity	559,800	146,379

Total liabilities and stockholders' equity	$675,355	$152,099

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue and cost of goods sold
Ethanol sales and related products, net	$16	$21	$16	$3,804
Hydrocarbon revenue	104	101	463	1,085
Other revenue	22	70	178	116
Total revenues	142	192	657	5,005

Cost of goods sold	3,482	2,260	8,270	13,043

Gross loss	(3,340)	(2,068)	(7,613)	(8,038)

Operating expenses
Research and development expense	1,541	870	4,323	2,127
Selling, general and administrative expense	9,335	2,892	18,027	8,179
Preliminary stage project costs	313	323	8,512	700
Loss on disposal of assets	183	—	5,137	38
Restructuring expenses	—	(50)	—	254
Total operating expenses	11,372	4,035	35,999	11,298

Loss from operations	(14,712)	(6,103)	(43,612)	(19,336)

Other income (expense)
Gain on forgiveness of SBA Loans	—	—	641	—
Interest expense	(67)	(473)	(78)	(1,559)
(Loss) on modification of 2020 Notes	—	—	—	(726)
(Loss) on conversion of 2020/21 Notes to common stock	—	(543)	—	(543)
Gain (loss) from change in fair value of derivative warrant liability	6	—	(4)	8
Gain (loss) from change in fair value of 2020/21 Notes embedded derivative liability	—	247	—	(29)
Other income (expense), net	393	36	363	53
Total other income (expense), net	332	(733)	922	(2,796)

Net loss	$(14,380)	$(6,836)	$(42,690)	$(22,132)

Net loss per share - basic and diluted	$(0.07)	$(0.09)	$(0.22)	$(0.62)

Weighted-average number of common shares outstanding - basic and diluted	199,341,519	77,049,896	193,739,605	35,682,794

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(14,380)	$(6,836)	$(42,690)	$(22,132)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of tax	45	—	(262)	—
Adjustment for net gain (loss) realized and included in net income, net of tax	(34)	—	(34)	—
Total change in unrealized gain (loss) on marketable securities	11	—	(296)	—

Comprehensive loss	$(14,369)	$(6,836)	$(42,986)	$(22,132)

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

(unaudited)

	Common Stock		Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, June 30, 2021	197,964,476	$1,980	$1,100,932	$(307)	$(526,482)	$576,123

Issuance of common stock, net of issue costs	—	—	(162)	—	—	(162)
Non-cash stock-based compensation	—	—	1,880	—	—	1,880
Issuance of common stock under stock plans, net of taxes	3,915,502	39	(3,711)	—	—	(3,672)
Other comprehensive income	—	—	—	11	—	11
Net loss	—	—	—	—	(14,380)	(14,380)

Balance, September 30, 2021	201,879,978	$2,019	$1,098,939	$(296)	$(540,862)	$559,800

Balance, December 31, 2020	128,138,311	$1,282	$643,269	$—	$(498,172)	$146,379

Issuance of common stock, net of issue costs	68,170,579	682	456,801	—	—	457,483
Issuance of common stock upon exercise of warrants	1,866,758	18	1,103	—	—	1,121
Non-cash stock-based compensation	—	—	3,300	—	—	3,300
Issuance of common stock under stock plans, net of taxes	3,704,330	37	(5,534)	—	—	(5,497)
Other comprehensive loss	—	—	—	(296)	—	(296)
Net loss	—	—	—	—	(42,690)	(42,690)

Balance, September 30, 2021	201,879,978	$2,019	$1,098,939	$(296)	$(540,862)	$559,800

Balance, June 30, 2020	15,514,098	$154	$533,015	$—	$(473,282)	$59,887

Issuance of common stock and common stock warrants, net of issue costs	42,772,687	428	61,265	—	—	61,693
Issuance of common stock upon exercise of warrants	52,953,400	530	16,117	—	—	16,647
Issuance of common stock upon conversion of 2020/21 Notes	4,169,426	42	2,441	—	—	2,483
Issuance of common stock in exchange for services rendered	101,730	1	93	—	—	94
Non-cash stock-based compensation	—	—	642	—	—	642
Issuance of common stock under stock plans, net of taxes	4,066,862	41	(62)	—	—	(21)
Net loss	—	—	—	—	(6,836)	(6,836)

Balance, September 30, 2020	119,578,203	$1,196	$613,511	$—	$(480,118)	$134,589

Balance, December 31, 2019	14,083,232	$141	$530,349	$—	$(457,986)	$72,504

Issuance of common stock and common stock warrants, net of issue costs	44,115,808	441	63,405	—	—	63,846
Issuance of common stock upon exercise of warrants	52,953,400	530	16,117	—	—	16,647
Issuance of common stock upon conversion of 2020/21 Notes	4,169,426	42	2,441	—	—	2,483
Issuance of common stock in exchange for services rendered	101,730	1	93	—	—	94
Non-cash stock-based compensation	—	—	1,475	—	—	1,475
Issuance of common stock under stock plans, net of taxes	4,154,607	41	(369)	—	—	(328)
Net loss	—	—	—	—	(22,132)	(22,132)

Balance, September 30, 2020	119,578,203	$1,196	$613,511	$—	$(480,118)	$134,589

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(42,690)	$(22,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from change in fair value of derivative warrant liability	4	(8)
Loss (gain) from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	—	29
Loss on conversion of 2020/21 Notes to common stock	—	543
Loss on disposal of assets	5,137	38
(Gain) on forgiveness of SBA Loans	(641)	—
Stock-based compensation	5,823	1,347
Depreciation and amortization	3,572	4,754
Non-cash lease expense	7	45
Non-cash interest expense	65	606
Other non-cash expenses	5	—
Changes in operating assets and liabilities:
Accounts receivable	14	765
Inventories	150	650
Prepaid expenses and other current assets, deposits and other assets	(4,463)	(613)
Accounts payable, accrued expenses and long-term liabilities	4,324	(605)
Net cash used in operating activities	(28,693)	(14,581)

Investing Activities
Acquisitions of property, plant and equipment	(30,955)	(1,756)
Acquisition of patent portfolio	(9,000)	—
Proceeds from sale of marketable securities	34,332	—
Purchase of marketable securities	(422,362)	—
Net cash used in investing activities	(427,985)	(1,756)

Financing Activities
Proceeds from issuance of 2021 Bonds	68,995	—
Debt and equity offering costs	(34,919)	(6,170)
Proceeds from issuance of common stock and common stock warrants	487,549	69,985
Proceeds from exercise of warrants	1,119	16,647
Net settlement of common stock under stock plans	(5,137)	(331)
Payment of loans payable - other	(98)	(481)
Payment of finance lease liabilities	(2,996)	—
Proceeds from SBA Loans	—	1,006
Net cash provided by financing activities	514,513	80,656

Net increase (decrease) in cash and cash equivalents	57,835	64,319

Cash, cash equivalents and restricted cash
Beginning of period	78,338	16,302

End of period	$136,173	$80,621

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

(unaudited)

Schedule of cash, cash equivalents and restricted cash	Nine Months Ended September 30,
	2021	2020

Cash and cash equivalents	$16,201	$80,621
Restricted cash (current)	49,804	—
Long-term restricted cash	70,168	—

Total cash, cash equivalents and restricted cash	$136,173	$80,621

Supplemental disclosures of cash and non-cash investing and financing transactions	Nine Months Ended September 30,
	2021	2020

Cash paid for interest	$11	$953
Non-cash purchase of property, plant and equipment	$12,164	$2
Issuance of common stock upon exchange of debt and make-whole	$—	$2,517
Issuance of common stock in exchange for services rendered	$—	$94
Original issue discount paid with 2020/21 Notes	$—	$282
Right-of-use asset purchased with financing leases	$28,416	$13
Right-of-use asset purchased with operating lease	$1,611	$—

See the accompanying Notes to the unaudited Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of Business. Gevo, Inc. (“Gevo” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries), is a growth-oriented company focused on transforming renewable energy into energy dense liquid hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel (“SAF”) and renewable isooctane (which the Company refers to as “renewable premium gasoline”), with the potential to achieve a “net-zero” greenhouse gas (“GHG”) footprint and address global needs of reducing GHG emissions with sustainable alternatives to petroleum fuels. Gevo currently owns one production facility in Luverne, Minnesota (the "Luverne Facility"). Gevo plans to develop, own (in whole or in part), and operate additional production facilities that use a combination of (i) renewable energy sources such a photosynthetic energy, renewable electricity, biogas, renewable hydrogen, and (ii) renewable carbon sources such as residual carbohydrates.

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

Gevo has a technology pathway that converts carbohydrates to alcohols via a fermentation process. The alcohols are then converted to hydrocarbon fuels using a catalytic chemical process. By using renewable energy across the production process, in combination with sustainable feedstocks, like low carbon non-food corn, the greenhouse gas emissions are expected to be substantially reduced or eliminated as measured across the whole of the life cycle. The processes used to convert carbohydrates to drop-in hydrocarbons using isobutanol as the intermediate alcohol is protected by a patent portfolio with more than 500 patents, as well as proprietary processes and know-how. The production technology to convert ethanol to hydrocarbons has been exclusively licensed to Gevo in the United States by Axens North America, Inc. (“Axens”), and incorporates more than 60 patents, as well as proprietary production technology and know-how.

Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including, but not limited to (i) the successful development of the Company's initial Net-Zero Project (the "Net-Zero 1 Project") and future projects for the production of energy dense liquid hydrocarbons using renewable energy and our proprietary technology; and (ii) the achievement of a level of revenues adequate to support its cost structure.

COVID-19. The novel coronavirus ("COVID-19") pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It resulted in travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. It is possible that that the impact of the COVID-19 pandemic on general economic activity could continue to negatively impact the Company's revenue and operating results for the remainder of 2021 and beyond. In light of the current and potential future disruption to its business operations and those of its customers, suppliers and other third parties with whom the Company does business, management considered the impact of the COVID-19 pandemic on the Company's business. The impact of the COVID-19 pandemic on the global transportation industry could continue to result in less demand for the Company's transportation fuel products, which could have a material adverse effect on the Company's business, financial condition and prospects for the foreseeable future.

During the first quarter of 2020, we suspended our ethanol production at our Luverne Facility due to COVID-19 and an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. The suspension of ethanol production and a reduction in the Company's workforce that occurred during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on the Company's financial results for the nine months ended September 30, 2021, reducing revenue by 87% compared to the nine months ended September 30, 2020. The change in revenue for the three months ended September 30, 2021 was negligible compared the three months ended September 30, 2020. The Luverne Facility re-commenced operations during July 2021 and is expected to produce isobutanol that will be used as a feedstock for us to produce SAF and renewable premium gasoline to fulfill existing sales contracts. There is a risk that COVID-19 could have a material adverse impact on the development of the Company's Net-Zero 1 Project, customer demand and cash flow, depending on the extent of our future production activities.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in its financial statements and are based on trends in customer behavior and the economic environment throughout the three and nine months ended September 30, 2021 and beyond as the COVID-19 pandemic has impacted the industries in which the Company operates. These estimates and assumptions include the collectability of billed receivables and the estimation of revenue and tangible assets. With regard to collectability, the Company believes it may face atypical delays in client payments going forward, but the Company has not experienced significant delays in collection as of September 30, 2021. In addition, management believes that the demand for certain discretionary lines of business may decrease, and that such decrease will impact its financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets could reduce demand for SAF, isooctane and isooctene.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Basis of Presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Asset, LLC, Gevo RNG Holdco, LLC, Gevo NW Iowa RNG, LLC ("Gevo RNG"), Gevo Net-Zero HoldCo, LLC, Gevo Net-Zero 1, LLC, and Agri-Energy, LLC (“Agri-Energy”)) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the three and nine months ended,  September 30, 2021 and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. In September 2021, the at-the-market offering program was amended to increase the available capacity to $500 million.

During the nine months ended September 30, 2021, the Company issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses totaling $3.6 million. There were no shares issued during the three months ended September 30, 2021.

As of September 30, 2021, the Company has remaining capacity to issue up to approximately $500 million of common stock under the at-the-market offering program.

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

The 2021 Bonds are reported at their amortized cost. The 2021 Bonds were issued at a premium of $0.8 million. Debt issuance costs totaled $3.0 million. The Company will amortize the debt issuance costs and the premium as a component of interest expense over the life of the related debt instrument using the interest method. The 2021 Bonds have been recorded as a long-term liability and will become current on the earlier of (i) one year prior to the Initial Mandatory Tender Date or (ii) upon the Company’s exercise of its call option to tender or redeem the Bonds. See Note 9, Debt, for further information.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Restricted Cash and Restricted Cash Equivalents. The Company’s restricted cash and restricted cash equivalents consists of unused proceeds from the issuance of the 2021 Bonds which are restricted for the purpose of constructing the Gevo NW Iowa RNG, LLC Renewable Natural Gas Project as well as amounts pledged and assigned to Citibank, N.A., in its capacity as credit facility provider of the 2021 Bonds (the "Credit Facility Provider") as collateral for the reimbursement obligations of Gevo. As of September 30, 2021, the unused restricted bond proceeds of $48.8 million included in restricted cash is classified as current since the proceeds will be distributed within twelve months. As of September 30, 2021, the restricted collateral included in restricted cash totaled $71.2 million, $1.0 million of which secures interest payments to be made within twelve months and is classified as current. The Company is entitled to receive interest income on the restricted cash at an agreed rate of return of 0.10% but has no ability to direct the use of the restricted cash. See Note 9, Debt, for further information.

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

The restricted cash held by the bond trustee as of September 30, 2021 is made up of the following (in thousands):

September 30, 2021

Bond proceeds	$68,995
Disbursement of funds	(20,005)
Interest paid on bonds	(216)
Interest income	10

Total restricted cash held by bond trustee	$48,784

Marketable Securities. The Company’s marketable securities consist of marketable debt securities and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method. Interest receivable related to the marketable securities of $1.5 million was included within prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets as of September 30, 2021.

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

The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component for our dairy lease and fuel supply asset class. This results in a significantly higher right-of-use assets and lease liabilities than if the Company had not elected this practical expedient.

Lease cost for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Lease cost for finance leases consists of amortization of the right-of-use assets on a straight-line basis over the lease term, interest expense on the lease liability, and variable lease payments as incurred.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Intangible assets. Intangible assets consist primarily of patents. Costs related to patents, including legal fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Amortization expense is recorded in "Research and development expense" in the Consolidated Statements of Operations. For patents purchased in an asset acquisition, the useful life is determined by valuation estimates of remaining economic life. Intangible assets are included in ""Deposits and other assets" in the Consolidated Balance Sheets.

The Company periodically evaluates the amortization period and carrying value of its patents to determine whether any events or circumstances warrant revised estimated useful life or reduction in value.

On September 21, 2021, the Company entered into an asset purchase agreement with Butamax Advanced Biofuels LLC and its affiliate, Danisco US Inc. (collectively, “Butamax”), pursuant to which the Company purchased all of Butamax’s rights, title and interests in certain U.S. and foreign patents and patent applications, subject to specified conditions and encumbrances, relating to the production, recovery and use of biobutanol that were owned by Butamax, for $9.0 million. Management evaluated the patents to determine whether the patents (i) supported current products; (ii) supported planned research and development (iii) prevent others from competing with Gevo's products. The Company used a valuation of the investment value of the patent portfolio performed in July 2021 to determine the relative fair value of the patents acquired. Based on the Company's estimated purchase price allocation, approximately $4.2 million of the purchase price was allocated to the purchase of patents to support current products and planned product research and $4.8 million for patents purchased for defensive purposes.  The patents are included in the Gevo Segment.

Identifiable intangible assets as of September 30, 2021 comprised the following (in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Weighted-Average Useful Life (Years)
Finite-lived intangible assets:
Patents	$4,496	$(202)	$4,294	7.3
Defensive assets	4,804	—	4,804	8.4

Identifiable intangible assets	$9,300	$(202)	$9,098	7.9

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Weighted-Average Useful Life
Finite-lived intangible assets:
Patents	$300	$(186)	$114	5.2

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table details the estimated net amortization of identifiable intangible assets as of September 30, 2021 (in thousands):

Year Ending December 31,	Patents	Defensive Assets	Total

2021 (remaining)	$147	$144	$291
2022	601	575	1,176
2023	601	575	1,176
2024	601	575	1,176
2025	601	575	1,176
2026 and thereafter	1,743	2,360	4,103

Total	$4,294	$4,804	$9,098

Total amortization of intangible assets was less than $0.1 million for the three and nine months ended September 30, 2021 as well as for the three and nine months ended September 30, 2020.

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

Borrowing Costs. The borrowing costs that are directly attributable to acquisition and construction of an asset that needs a substantially long period of time for its intended use commence to be capitalized and recorded as part of the cost of the asset when expenditures for the asset and borrowing costs have been incurred, and the activities relating to the acquisition and construction that are necessary to prepare the asset for its intended use have commenced. The capitalization of borrowing costs ceases when the asset under acquisition or construction becomes ready for its intended use and the borrowing costs incurred thereafter are recognized in profit or loss for the current period. Capitalization of borrowing costs is suspended during periods in which the acquisition or construction of an asset is interrupted abnormally and the interruption lasts for more than 3 months, until the acquisition or construction is resumed. Total interest of $0.8 million and $1.5 million was incurred during the three and nine months ended September 30, 2021, respectively. Interest of $0.4 million and $0.8 million relating to our borrowings, and interest of $0.3 million and $0.6 million relating to certain of our finance leases, was capitalized for the three and nine months ended September 30, 2021, respectively. Total interest of $0.5 million and $1.6 million was incurred and charged to expense during the three and nine months ended September 30, 2020, respectively.

Preliminary Stage Project Costs. Preliminary stage project costs consist of research and development expense in addition to selling, general and administrative expenses related to our Gevo RNG and Net-Zero projects.

Income Taxes. There is no provision for income taxes because the Company has incurred operating losses since inception.

Concentration of Business Risk. As of September 30, 2021, two customers, Oil & Octane and KLM Commodities LLC ("KLM") comprised approximately 61% and 38%, or approximately 98% in total, of the Company's outstanding trade accounts receivable, respectively. As of December 31, 2020, HCS Group GmbH ("HCS") comprised approximately 79% of the Company's outstanding trade accounts receivable.

For the three months ended September 30, 2021, HCS, New Vision, LLC ("New Vision") and KLM accounted for approximately 66%, 17% and 11%, or approximately 94% in total, of the Company's consolidated revenue, respectively. For the three months ended September 30, 2020, Coryton Advanced Fuels Ltd ("Coryton") and Total Petrochemicals & Refining USA, Inc. ("Total") accounted for approximately 52% and 39%, or approximately 91% in total, of the Company's consolidated revenue, respectively. For the nine months ended September 30, 2021, HCS, New Vision and Titan Aviation Fuel ("Titan") accounted for approximately 57%, 26% and 10%, or approximately 93% in total, of the Company's consolidated revenue, respectively. For the nine months ended September 30, 2020, Eco-Energy, LLC ("Eco-Energy"), Purina Animal Nutrition, LLV ("Purina") and HCS accounted for approximately 57%, 17% and 15%, or approximately 89% in total, of the Company's consolidated revenue, respectively.

Total, HCS, KLM, Coryton and Titan are customers of the Company's Gevo segment. Juhl, New Vision, Eco-Energy and Purina are customers of the Company's Agri-Energy segment (see Note 14).

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Financial Condition. The Company has incurred consolidated net losses since inception and had a significant accumulated deficit as of September 30, 2021. The Company’s cash and cash equivalents totaled $16.2 million, restricted cash totaled $120.0 million and marketable securities totaled $386.2 million as of September 30, 2021. Gevo expects to use its cash, cash equivalents, restricted cash and marketable securities for the following purposes: (i) identification, development, acquisition and construction of new production facilities and to plan for expanded production to fulfill existing off-take agreements, including the Company's Net Zero Projects; (ii) investment in the Gevo NW Iowa RNG facility; (iii) development of the Luverne Facility; (iv) development, acquisition and operation of sustainable ethanol-to-SAF plants to produce SAF alone or with partners;  (v) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (vi) exploration of strategic alternatives and additional financings, including project financing; and (vii) future debt service obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from issuance of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates, the development, acquisition and construction of additional production facilities to support that Company’s offtake agreement, the achievement of a level of revenues adequate to support the Company’s cost structure, and the ability to raise capital to finance the development, acquisition and construction of additional productions facilities. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations on acceptable terms, or at all. Management believes it has adequate cash to fund operations for at least one year from the date the financial statements are issued.

2. Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share (“EPS”) includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the three and nine months ended September 30, 2021 and 2020 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three and Nine Months Ended September 30,
	2021	2020

Warrants to purchase common stock - liability classified	7,126	52,032
Warrant to purchase common stock - equity classified	90,608	2,682,166
Conversion of 2020/21 Notes	—	5,789,209
Outstanding options to purchase common stock	4,670,279	1,552
Stock appreciation rights	67,739	67,739

Total	4,835,752	8,592,698

3. Revenues from Contracts with Customers and Other Revenues

The Company’s current and historical revenues have consisted of the following: (a) hydrocarbon revenue; (b) ethanol sales and related products revenue, net; and (c) other revenue, which primarily consists of rental income.

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Three Months Ended September 30, 2021
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$16	$—	$16
Hydrocarbon revenue	104	—	104
Other revenue	—	22	22

	$120	$22	$142
Timing of Revenue Recognition
Goods transferred at a point in time	$120	$(3)	$117
Services transferred over time	—	25	25

	$120	$22	$142

	Three Months Ended September 30, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$21	$—	$21
Hydrocarbon revenue	101	—	101
Other revenue	70	—	70

	$192	$—	$192
Timing of Revenue Recognition
Goods transferred at a point in time	$122	$—	$122
Services transferred over time	70	—	70

	$192	$—	$192

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	Nine Months Ended September 30, 2021
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$16	$—	$16
Hydrocarbon revenue	463	—	463
Other revenue	—	178	178

	$479	$178	$657
Timing of Revenue Recognition
Goods transferred at a point in time	$479	$—	$479
Services transferred over time	—	178	178

	$479	$178	$657

	Nine Months Ended September 30, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$3,804	$—	$3,804
Hydrocarbon revenue	1,085	—	1,085
Other revenue	116	—	116

	$5,005	$—	$5,005
Timing of Revenue Recognition
Goods transferred at a point in time	$4,889	$—	$4,889
Services transferred over time	116	—	116

	$5,005	$—	$5,005

4. Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease contract for the Company’s office and research facility in Englewood, Colorado, that expires in  January 2029. The lease does not contain an option to extend the lease that is reasonably certain to be exercised. All other operating leases qualified for the short-term scope exemption elected by the Company. The Company recognizes rent expense on its operating lease on a straight-line basis. The Company has elected the practical expedient to not separate lease components from non-lease components for these asset classes. As of September 30, 2021, right-of-use assets under operating leases totaling $1.6 million are included in "Operating right-of use assets," and related lease liabilities totaling $1.7 million are included in "Operating lease liabilities (long-term)” in the Consolidated Balance Sheets.

The Company also has four finance leases for land under arrangements related to Gevo RNG. Under these contracts, the Company leases land from dairy farmers on which it is building three anaerobic digesters, related equipment and pipelines to condition raw biogas from cow manure provided by the farmers. The partially conditioned biogas will be transported from the three digester sites to a central gas upgrade system located at the fourth site that will upgrade the biogas to pipeline quality natural gas for sale. These leases expire at various dates between 2031 and 2050. Certain leases provide the Company with the right to terminate the lease prior to the stated lease expiration date; however, the Company is reasonably certain not to exercise such termination right and thus periods beyond this termination right have been recognized as part of the Company’s right-of-use assets and lease liabilities. In addition, some of these leases include renewal periods that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company has elected the practical expedient to not separate lease components from non-lease components for this dairy lease asset class and therefore, all amounts paid to the lessor under these arrangements for cow manure and nonlease services are classified as lease payments and included in the calculation of the right-of-use assets and lease liabilities. This results in significantly higher right-of-use assets and lease liabilities than if the Company did not elect this practical expedient. As of September 30, 2021, right-of-use assets under finance leases totaling $27.7 million are included in "Finance right-of-use assets," and related lease liabilities totaling $22.3 million are included in the Consolidated Balance Sheets as follows: $2.7 million of lease liabilities included in "Finance lease liabilities (current) and $19.6 million included in "Finance lease liabilities (long-term)".

The Company leased its grain bins in Luverne, Minnesota in October 2020 through a short-term operating lease agreement which expired in July 2021. Rental income for the three and nine months ended September 30, 2021 totaled $0 and $0.2 million, respectively.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases (dollars in thousands):

	Three Months Ended September 30,
	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of-use assets (1)	$464	$—
Interest on lease liabilities (2)	297	1
Operating lease cost	64	11
Short-Term lease cost	377	376
Variable lease cost (3)	94	36

Total lease cost	$1,296	$424

	Nine Months Ended September 30,
	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of use assets (1)	$930	$1
Interest on lease liabilities (2)	627	2
Operating lease cost	192	545
Short-Term lease cost	1,003	556
Variable lease cost (3)	164	108

Total lease cost	$2,916	$1,212

(1)	Amortization of right-of-use assets of $0.4 million and $0.9 million were capitalized as part of construction in progress during the three and nine months ended September 30, 2021, respectively, and included in "Property, plant and equipment, net" in the Consolidated Balance Sheets as the related Gevo RNG facilities are still under construction.
(2)	Interest on lease liabilities of $0.3 million and $0.6 million were capitalized as part of construction in progress during the three and nine months ended September 30, 2021, respectively, and included in "Property, plant and equipment, net" in the Consolidated Balance Sheets as the related Gevo RNG facilities are still under construction.
(3)	Represents amounts incurred in excess of minimum payments, including payments for common area expenses under our office and research facility lease, and additional amounts due under our Gevo RNG leases based on the number of cows maintained by the owners of the respective facilities.

	Nine Months Ended September 30,
	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$627	$2
Operating cash flows from operating leases	192	545
Finance cash flows from finance leases	5,975	1
Right-of-use asset obtained in exchange for new finance lease liabilities	28,416	13
Right-of-use asset obtained in exchange for new operating lease liabilities	1,611	—
Weighted-average remaining lease term, finance lease (months)	225	53
Weighted-average remaining lease term, operating leases (months)	88	10
Weighted-average discount rate - finance leases (3)	5%	21%
Weighted-average discount rate - operating leases (3)	5%	12%

(3)	The discount rate used for operating leases is based on our implicit borrowing rate ("IBR") at the date the Company entered into the lease. The Company estimated the IBR based collateralized borrowings for similar terms and payments.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The table below shows the future minimum payments under non-cancelable financing and operating leases at September 30, 2021 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases

2021 (remaining)	$(241)	$1,950
2022	265	3,800
2023	297	1,708
2024	305	1,725
2025	315	1,738
2026 and thereafter	1,030	21,636
Total	1,971	32,557
Less: Amounts representing present value discounts	(374)	(10,232)

Total lease liabilities	1,597	22,325
Less: current portion	135	(2,727)
Long-term portion	$1,732	$19,598

5. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials
Corn	$237	$—
Enzymes and other inputs	171	133
Nutrients	1	1
Palladium	267	235
Work in process	55	5
Finished goods
Isobutanol	36	—
SAF, Isooctane and Isooctene	211	756
Spare parts	1,363	1,361

Total inventories	$2,341	$2,491

Work in process inventory includes unfinished SAF, isooctane and isooctene inventory.

During the three months and nine months ended September 30, 2021, the Company recorded an expense for lower of cost or market of $1.2 million and $2.0 million, respectively. During the three months and nine months ended September 30, 2020, the company recorded an expense for lower of cost or market of $0.4 million and $0.4 million, respectively, as a result of restarted production of isobutanol at the Luverne Facility.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

6. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life			September 30,	December 31,
	(in years)			2021	2020

Luverne retrofit asset		20		$70,820	$70,820
Plant machinery and equipment		10		17,949	17,374
Site improvements		10		7,157	7,157
Lab equipment, furniture and fixtures and vehicles		5		6,935	6,396
Demonstration plant		2		3,597	3,597
Buildings		10		2,543	2,543
Leasehold improvements, pilot plant, land and support equipment	2	to	7	2,523	2,523
Computer, office equipment and software	3	to	6	2,240	1,983
Construction in progress		—		51,033	13,132

Total property, plant and equipment				164,797	125,525
Less accumulated depreciation and amortization				(62,634)	(59,117)

Property, plant and equipment, net				$102,163	$66,408

Construction in progress includes $0.6 million for Gevo, $8.4 million for Agri-Energy, $36.0 million for Renewable Natural Gas and $6.0 for Net-Zero at September 30, 2021. Construction in progress includes $8.6 million for Agri-Energy and $4.5 million for Renewable Natural Gas (none for Gevo and Net-Zero) at December 31, 2020. Construction in progress is not subject to depreciation until the assets are placed into service.

The Company recorded depreciation and amortization expense related to property, plant and equipment as follows (in thousands):

	Three Months Ended September 30,
	2021	2020

Cost of goods sold	$1,098	$1,418
Operating expenses	96	52

Total depreciation and amortization	$1,194	$1,470

	Nine Months Ended September 30,
	2021	2020

Cost of goods sold	$3,358	$4,580
Operating expenses	198	158

Total depreciation and amortization	$3,556	$4,738

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

7. Embedded Derivatives Liabilities

Derivative Warrant Liability

There were no warrants sold by the Company during the nine months ended September 30, 2021. On September 13, 2021, the Series I warrants expired.

The following table sets forth information pertaining to shares issued upon the exercise of warrants as of September 30, 2021:

	Issuance Date	Expiration Date	Exercise Price as of September 30, 2021	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of September 30, 2021	Shares Underlying Warrants Outstanding as of September 30, 2021

Series K Warrants	2/17/2017	2/17/2022	$2.00	315,986	308,860	7,126
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,909,392	90,608

				30,315,986	30,218,252	97,734

(1)   The Series 2020-A Warrants are equity-classified warrants.

During the nine months ended September 30, 2021, common stock was issued as a result of exercise of warrants as shown below (dollars in thousands):

	Common Stock Issued	Proceeds
Series K Warrants	200	$1
Series 2020-A Warrants	1,866,558	1,120
	1,866,758	$1,121

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

8. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2021	2020

Accounts payable - trade	$10,876	$897
RNG accrued project costs	4,396	—
Accrued employee compensation	4,286	1,960
Net-Zero 1 accrued project costs	2,914	—
Other accrued liabilities	2,110	1,086

Total accounts payable and accrued liabilities	$24,582	$3,943

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

Gevo anticipates remarketing the 2021 Bonds under revised terms that will include a long-term maturity date and be non-recourse to Gevo. Upon a successful remarketing, Gevo anticipates that the Letter of Credit, the Reimbursement Agreement and the associated pledge of cash will be terminated.

Loans Payable - Other

The equipment loans are secured by the related equipment.

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans").

On April 15, 2021, the Small Business Administration forgave the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP. The remaining SBA Loan for Agri-Energy totals $0.4 million, bears interest at 1.0% and matures in April 2025. Monthly payments of $8,000, including interest, began on June 5, 2021 and are payable through April 2025.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The summary of the 2021 Bonds and Loans payable - other at September 30, 2021 and  December 31, 2020 are as follows (in thousands):

	Interest Rate			Maturity Date			September 30, 2021	December 31, 2020

2021 Bonds		1.5%		January 2042			$66,303	$—
SBA Loans		1.0%		April 2025			344	1,006
Equipment	4%	to	5%	February 2022	to	December 2024	178	248

Total loans payable - other							66,825	1,254
Less current portion							(165)	(807)

Long-term portion							$66,660	$447

Future principal payments for the Company's long-term debt are as follows (in thousands):

Year Ending December 31,

2021 (remaining)	$44
2022	161
2023	159
2024	66,432
2025	29

$66,825

Included in the 2021 Bonds above is Bond Premium of $0.7 million and Debt Issuance Costs of $2.6 million in the principal portion. During the three and nine months ended  September 30, 2021, Bond Premium amortization was $0.1 million and $0.1 million, respectively, and Debt Issuance Cost amortization was $0.3 million and $0.5 million, respectively, based on the effective interest method and was included in "Interest expense" in the Consolidated Statements of Operations.

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

Restricted common stock and non-qualified stock option activity during the nine months ended September 30, 2021 consisted of the following:

Period	Total Number of Restricted Shares Issued		Total Number of Non-qualified Stock Options Granted		Vesting Periods Years

January 1, 2021 to March 31, 2021	(121,499)	(1)	—			N/A
April 1, 2021 to June 30, 2021	(89,673)	(2)(3)	—		0	to	4
July 1, 2021 to September 30, 2021	3,915,502	(2)(4)(6)	4,668,727	(5)(7)	2	to	3

Total	3,704,330		4,668,727

(1)	Includes shares of common stock cancelled related to the unvested restricted stock awards of a director and an employee who resigned.
(2)	Includes shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards.
(3)	Includes restricted stock awards granted to employees April 7, 2021, May 3, 2021, and June 7, 2021.
(4)	Includes restricted stock awards granted to employees and directors on August 20, 2021.
(5)	Includes non-qualified stock options granted to employees and directors on August 20, 2021.
(6)	Includes shares of common stock cancelled related to the unvested restricted stock awards of certain employees.
(7)	Includes non-qualified stock options cancelled related to the unvested option awards granted to an employee.

At September 30, 2021, 8,857,302 shares remained available for awards under the 2010 Plan.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the Employee Stock Purchase Plan (the "ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of September 30, 2021 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during the nine months ended September 30, 2021 or 2020.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

11. Stock-Based Compensation

Stock-Based Compensation Expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

Our stock-based compensation is classified as either an equity award or a liability award in accordance with generally accepted accounting principles. The fair value of an equity-classified award is determined at the grant date and is amortized on a straight-line basis over the vesting life of the award. The fair-value of a liability-classified award is determined on a quarterly basis through the final vesting date and is amortized based on the current fair value of the award and the percentage of vesting period incurred to date.

The following table sets forth the Company’s stock-based compensation expense (in thousands) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity Classified Awards
Stock options
Research and development	$188	$—	$188	$—
Selling, general and administrative	598	—	598	—

Restricted stock
Research and development	273	142	519	353
Selling, general and administrative	821	500	1,995	1,122

Total equity classified awards	1,880	642	3,300	1,475

Liability Classified Awards
Restricted stock
Selling, general and administrative	2,368	—	2,368	—

Stock appreciation rights
Research and development	(40)	16	149	(61)
Selling, general and administrative	(2)	16	6	(67)

Total liability classified awards	2,326	32	2,523	(128)

Total stock-based compensation	$4,206	$674	$5,823	$1,347

Stock Option Award Activity. Stock option activity under the Company’s stock incentive plans at September 30, 2021 and changes during the nine months ended September 30, 2021 were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price (1)	(years)	Value

Options outstanding at December 31, 2020	1,552	$556.13	5.6	$—
Granted	4,670,324	$4.98
Canceled or forfeited	(1,597)	$130.67
Exercised	—	$—

Options outstanding at September 30, 2021	4,670,279	$5.12	9.9	$7,750,148

Options exercisable at September 30, 2021	1,515	$431.34	4.9	$—

Options vested and expected to vest at September 30, 2021	4,435,359	$5.12	9.9	$7,360,181

(1)  Exercise price of options outstanding range from $4.98 to $56,460 as of September 30, 2021.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table shows the number of stock options granted under the Company’s stock incentive plans and the assumptions used to determine the fair value of those options using a Black-Scholes option-pricing model during the nine months ended September 30, 2021:

Period Ended	Total Stock Options Granted	Weighted-Average Exercise Price	Weighted-Average Expected Term	Weighted Average Volatility	Weighted-Average Risk-Free Interest Rate	Expected Dividends	Weighted-Average Grant Date Fair Value
September 30, 2021	4,670,324	$4.98	5.75 years	144%	0.87%	$0	$4.57

No stock options were granted under the Company's stock incentive plans during the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, the Company included stock-based compensation costs related to stock option awards of $0.2 million in "Research and development expense" and $0.6 million in "Selling, general and administrative expense" in the Consolidated Statements of Operations, respectively. The Company did not recognize any stock-based compensation expenses related to stock option awards during the three and nine months ended September 30, 2020.

No stock options vested during the nine months ended September 30, 2021. As of September 30, 2021, the total unrecognized compensation expense, net of estimated forfeitures, relating to stock options was $18.7 million, which is expected to be recognized over the remaining weighted-average period of approximately 2.9 years.

Restricted Stock. Non-vested restricted stock awards at September 30, 2021 and changes during the nine months ended September 30, 2021 were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2020	4,701,556	$0.79
Granted	4,807,378	$5.08
Vested	(2,585,547)	$0.99
Canceled or forfeited	(129,149)	$0.84

Non-vested at September 30, 2021	6,794,238	$3.75

The total fair value of restricted stock that vested during the nine months ended September 30, 2021 was $2.6 million. As of September 30, 2021, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $24.8 million, which is expected to be recognized over the remaining weighted-average period of approximately 2.7 years. As of September 30, 2021, we had recorded a liability of $0.9 million for earned and unvested liability-classified restricted stock awards based on the fair value of our common stock as of September 30, 2021.

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2021, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2021.

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

The carrying value and fair value, by fair value hierarchy, of the Company's financial instruments at September 30, 2021 and December 31, 2020, respectively, are as follows (in thousands):

		Fair Value Measurements at September 30, 2021 (In thousands)
	Fair Value at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$266,892	$266,892	$—	$—
U.S. Government-sponsored enterprise securities	119,347	119,347	—	—

Other
Liability-classified restricted stock awards	(904)	(904)	—	—
Derivative warrant liability	(35)	—	—	(35)
Total	$385,300	$385,335	$—	$(35)

Nonrecurring
Corn and palladium	$504	$504	$—	$—

		Fair Value Measurements at December 31, 2020 (In thousands)
	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Derivative Warrant Liability	$31	$—	$—	$31

Nonrecurring
Corn and palladium and finished goods inventory	$866	$235	$631	$—

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table provides changes to those fair value measurements using Level 3 inputs for the nine months ended September 30, 2021 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Warrant Liability

Balance, December 31, 2020	$31

Total loss included in earnings	4

Balance, September 30, 2021	$35

There were no transfers to or from Level 3 in the nine months ended September 30, 2021.

The Company's investment in marketable securities and liability-classified restricted stock awards are recorded at fair value based on quoted market prices. The Company believes that the carrying value of its cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and loans payable - other approximate fair value due to their short maturities.

During the nine months ended September 30, 2021, the Company recorded the following realized (loss) from the sale of available-for-sale marketable securities:

Sales proceeds	$34,332
Amortized cost	(34,365)

Realized (loss)	$(34)

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The carrying values and estimated fair values of the 2021 bonds as of September 30, 2021 are summarized as follows:

	September 30, 2021
	Carrying Value	Estimated Fair Value

2021 Bonds	$68,155	$69,075

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Company's investments in marketable securities are stated at fair value and are available-for-sale. The Company had no investments in marketable securities at December 31, 2020. The following table summarizes the Company's investments in marketable securities (in thousands):

		Available-for-Sale Securities at September 30, 2021
	Maturity	Amortized Cost Basis	Gross Unrealized Losses	Fair Value

Short-term marketable securities
U.S. Treasury notes	Within one year	$233,552	$(178)	$233,374
U.S. Government-sponsored enterprise securities	Within one year	51,911	(49)	51,862
Total		$285,463	$(227)	$285,236

Long-term marketable securities
U.S Treasury notes	Within two years	$33,532	$(15)	$33,517
U.S. Government-sponsored enterprise securities	Within two years	67,540	(54)	67,486
Total		$101,072	$(69)	$101,003

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

Net-Zero Segment. The Net-Zero segment is responsible for the production of energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (photosynthetic, wind, renewable natural gas, biogas) into energy dense liquid hydrocarbons.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Company’s chief operating decision maker is provided with and reviews the financial results of each of the Company’s consolidated legal entities, Gevo, Inc. and Agri-Energy, LLC, as well as its Renewable Natural Gas and Net-Zero projects. The Company organizes its business segments based on the nature of the products and services offered through each of its consolidated legal entities. Substantially all revenue is earned, and all assets are held, in the U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Gevo	$104	$176	$465	$1,198
Agri-Energy	38	16	192	3,807
Renewable Natural Gas	—	—	—	—
Net-Zero	—	—	—	—

Consolidated	$142	$192	$657	$5,005

Loss from operations:
Gevo	$(10,968)	$(3,508)	$(22,471)	$(9,197)
Agri-Energy	(3,473)	(2,272)	(12,629)	(9,440)
Renewable Natural Gas	(218)	(323)	(286)	(699)
Net-Zero	(53)	—	(8,226)	—

Consolidated	$(14,712)	$(6,103)	$(43,612)	$(19,336)

Interest expense:
Gevo	$67	$465	$67	$1,546
Agri-Energy	—	8	6	13
Renewable Natural Gas	—	—	5	—
Net-Zero	—	—	—	—

Consolidated	$67	$473	$78	$1,559

Depreciation and amortization expense:
Gevo	$112	$53	$214	$159
Agri-Energy	1,088	1,423	3,358	4,595
Renewable Natural Gas	—	—	—	—
Net-Zero	—	—	—	—

Consolidated	$1,200	$1,476	$3,572	$4,754

Acquisitions of patents, plant, property and equipment:
Gevo	$9,536	$—	$10,377	$79
Agri-Energy	3,154	106	5,062	1,325
Renewable Natural Gas	14,450	—	31,551	—
Net-Zero	5,975	—	5,975	—

Consolidated	$33,115	$106	$52,965	$1,404

Revenue by geographic area
United States	$49	$12	$282	$3,853
Other	93	180	375	1,152

Consolidated	$142	$192	$657	$5,005

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

	September 30,	December 31,
	2021	2020

Total assets
Gevo	$574,179	$152,177
Agri-Energy	144,552	131,893
Renewable Natural Gas	112,594	—
Net-Zero	6,944	—
Intercompany eliminations (1)	(162,914)	(131,971)

Consolidated (2)	$675,355	$152,099

(1)	Intercompany sales of hydrocarbon during the nine months ended September 30, 2021 and for the year ended December 31, 2020 was $0 and $0.1 million, respectively.
(2)	All other significant non-cash items relate to the activities of Gevo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the impact of the novel coronavirus ("COVID-19") pandemic on our business, our financial condition, our results of operation and liquidity, our ability to finance and construct our Net-Zero 1 Project (as defined below), our ability to produce our products at our production facility in Luverne, Minnesota (the “Luverne Facility”) or elsewhere, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or "net-zero" carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero 1 Project, our Luverne Facility and elsewhere, our ability and plans to construct a greenfield commercial hydrocarbon facility to produce sustainable aviation fuel ("SAF") and renewable premium gasoline/isooctane, our ability to raise additional funds to finance our business, our ability to perform under our existing offtake agreements and other supply agreements we may enter into in the future, our ability to successfully construct and operate our renewable natural gas ("RNG") project in Iowa, our ability to produce isobutanol and renewable hydrocarbon products at a commercial level and at a profit, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue ethanol-to-SAF, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Annual Report”), including Item 1A. "Risk Factors" of our Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are a growth-oriented company focused on transforming renewable energy into energy dense liquid hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel and renewable isooctane (which we refer to as “renewable premium gasoline”), with the potential to achieve a “net zero” greenhouse gas ("GHG") footprint and address global needs of reducing GHG emissions with sustainable alternatives to petroleum fuels. We currently own one production facility, the Luverne Facility. We plan to develop, own (in whole or in part), and operate additional production facilities that use a combination of (i) renewable energy sources such a photosynthetic energy, renewable electricity, biogas, renewable hydrogen, and (ii) renewable carbon sources such as residual carbohydrates. The residual carbohydrates we are initially focused on are those from sustainably grown field corn because of amount of protein that can be captured and delivered to the food chain. We also have the potential to use residual carbohydrates from woody biomass, municipal solid waste, molasses, sugar, agriculture residues and the like. The choice of feedstock depends upon the sustainability profile of the carbohydrate, its cost and the reliability of the supply chain for that feedstock.

As next generation renewable fuels, our hydrocarbon transportation fuels have the advantage of being “drop-in” substitutes for conventional fuels that are derived from crude oil, working seamlessly and without modification in existing fossil-fuel based engines, supply chains and storage infrastructure. In addition, with SAF, the carbon footprint of air travel can be reduced, or in the long run, eliminated on a net carbon basis, without changes to planes or fuel systems. In addition to the potential of net-zero carbon emissions across the whole fuel life-cycle, our renewable fuels should eliminate other pollutants associated with the burning of traditional fossil fuels such as particulates and sulfur, while delivering superior performance. We believe that the world is substantially under-supplied with low-carbon, drop-in renewable fuels that can be immediately used in existing transportation engines and infrastructure, and we are uniquely positioned to grow in serving that demand. We call this approach our “Net-Zero Business Model,” in reference to the reduction and elimination of fossil-based emissions on a net carbon basis across the whole of the life cycle.

We have a strong proprietary technology position. Our technology pathway converts carbohydrates to alcohols via a fermentation process. The alcohols are then converted to hydrocarbon fuels using a catalytic chemical process. By using renewable energy across the production process, in combination with sustainable feedstocks, like low carbon non-food corn, the greenhouse gas emissions can be substantially reduced or eliminated as measured across the whole of the life cycle. The processes used to convert carbohydrates to drop-in hydrocarbons using isobutanol as the intermediate alcohol is protected by a patent portfolio with more than 500 patents, as well as proprietary processes and know-how. The production technology to convert ethanol to hydrocarbons has been exclusively licensed to Gevo in the United States by Axens North America, Inc. (“Axens”), and incorporates more than 60 patents, as well as proprietary production technology and know-how.

Net-Zero Projects

In early 2021, we announced the concept of “Net-Zero Projects” as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (photosynthetic, wind, renewable natural gas, biogas) from a variety of sources into energy dense liquid hydrocarbons that when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and including the end use (burning as a fuel for cars, planes, trucks and ships). We announced that our initial Net-Zero project (“Net-Zero 1 Project") is currently planned to be constructed at Lake Preston, South Dakota. We expect that the Net-Zero 1 Project will have the capability to produce liquid hydrocarbons that when burned have a “net-zero” greenhouse gas footprint. We currently expect the Net-Zero 1 Project to have a capacity of approximately 46 MGPY of hydrocarbons (for renewable premium gasoline and SAF, backed by our current portfolio of take-or-pay contracts), to produce more than 340,000,000 pounds per year of high-value nutritional products for use in the food chain, to produce more than 30,000,000 pounds per year of corn oil and to produce smaller volumes of excess isobutanol for sale in the market.

Ethanol-to-SAF Strategy

On October 12, 2021, we announced that we entered into an agreement with Axens that establishes a strategic alliance aimed at accelerating the commercialization of sustainable ethanol-to-SAF ("ETSAF") projects in the United States. As part of the alliance, Axens brings technologies with over 60 related patents, engineering packages, proprietary catalysts and certain proprietary equipment required to convert ethanol into SAF. Axens would also provide process guarantees to us for commercial ETSAF projects. We plan to develop, own and operate ETSAF plants to produce SAF alone or with partners, applying the principles of our Net-Zero Business Model.

Renewable Natural Gas Projects

In 2019, we began developing RNG projects. Animal manure can be digested anaerobically to produce RNG. RNG has value in markets such as California as well as in Gevo’s hydrocarbon production process by helping us achieve carbon negative GHG emissions on our renewable hydrocarbon products. The end products resulting from such a decarbonization process have lower carbon intensity scores and increased market value, in addition to having a more positive impact on the environment. We developed Gevo's initial RNG project, Gevo NW Iowa RNG, LLC (“Gevo RNG”), to generate RNG captured from dairy cow manure which will be supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. When fully operational, the Gevo RNG project is expected to generate approximately 355,000 MMBtu of RNG per year. During the third quarter of 2021, Gevo entered into agreements with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “bp”) for the sale of Gevo RNG. The RNG is expected to be sold into the California market under dispensing agreements bp has in place with Clean Energy Fuels Corp., the largest fueling infrastructure in the U.S. for RNG. We expect RNG sale revenues will benefit from California’s Low Carbon Fuel Standard program and the U.S. Environmental Protection Agency’s Renewable Identification Number program. We financed the construction of the Gevo RNG project in April 2021 with the $68,155,000 of Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) issued by the Iowa Finance Authority in a public offering for the benefit of Gevo RNG and we commenced its construction in April 2021. The Gevo RNG project is expected to begin producing RNG in 2022.

Recent Developments

Butamax Patent Estate. On September 21, 2021, we and Butamax Advanced Biofuels LLC and its affiliate, Danisco US Inc. (collectively, “Butamax”), entered into an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which we purchased all of Butamax’s rights, title and interests in certain U.S. and foreign patents and patent applications, subject to specified conditions and encumbrances, relating to the production, recovery and use of biobutanol that were owned by Butamax (the “Purchased Assets”). The Purchased Assets were previously subject to the terms and conditions of the Patent Cross-License Agreement, effective August 22, 2015, by and between us and Butamax. Except with respect to certain existing licenses granted by Butamax pursuant to the PCLA and other terms set forth in the Purchase Agreement, the PCLA was terminated as of the effective date of the Purchase Agreement.

At-the-Market Offering Program. During the nine months ended September 30, 2021, we issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses of $3.6 million. There were no shares issued during the three months ended September 30, 2021. Additionally, On September 9, 2021, we amended the at-the-market offering program to expand the availability up to $500 million of shares of the Company’s common stock. See Note 1, Nature of Business, Financial Condition and Basis of Presentation, to our consolidated financial statements included herein for further discussion.

COVID-19

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It resulted in travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. It is possible that that the impact of the COVID-19 pandemic on general economic activity could continue to negatively impact our revenue and operating results for 2021 and beyond. In light of the current and potential future disruption to our business operations and those of its customers, suppliers and other third parties with whom we do business, we considered the impact of the COVID-19 pandemic on our business. The impact of the COVID-19 pandemic on the global transportation industry could continue to result in less demand for our transportation fuel products, which could have a material adverse effect on our business, financial condition and our prospects for the foreseeable future.

During the first quarter of 2020, we suspended our ethanol production at the Luverne Facility due to COVID-19 and an unfavorable commodity environment, largely the result of greater corn costs as compared to national markets than the region has historically produced. The suspension of ethanol production and a reduction in our workforce that occurred during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on our financial results for the nine months ended September 30, 2021, reducing revenue by 87% compared to the nine months ended September 30, 2020. The change in revenue for the three months ended September 30, 2021 was negligible compared the three months ended September 30, 2020. There is also a risk that COVID-19 could have a material adverse impact on the development of our Net-Zero 1 Project, customer demand and cash flow, depending on the extent of our future production activities.

Financial Condition

We have incurred consolidated net losses since inception and we had a significant accumulated deficit as of September 30, 2021. Our cash, cash equivalents and restricted cash at September 30, 2021 totaled $136.2 million and marketable debt securities totaled $386.2 million, which is primarily being used for the following: (i) identification, development, acquisition and construction of new production facilities and to plan for expanded production to fulfill existing off-take agreements, including the Company's Net Zero Projects; (ii) investment in the Gevo NW Iowa RNG facility; (iii) development of the Luverne Facility; (iv) development, acquisition and operation of sustainable ETSAF plants to produce SAF alone or with partners; (v) operating activities at our corporate headquarters in Colorado, including research and development work; (vi) exploration of strategic alternatives and additional financings, including project financing; and (vii) future debt service obligations.

The continued operation of our business is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. In addition, successful completion of our research and development programs and the attainment of profitable operations are dependent upon future events, including our ability to raise sufficient capital to develop, construct and finance our Net-Zero 1 Project, completion of our development activities resulting in sales of isobutanol or isobutanol-derived products and/or technology, achieving market acceptance and demand for our products and services and attracting and retaining qualified personnel.

We expect to incur future net losses as we continue to fund the development and commercialization of our products and product candidates. We have primarily relied on raising capital to fund our operations and debt service obligations by issuing common stock and warrants in public offerings. Those issuances have caused significant dilution to our existing stockholders. While we have sought, and will continue to seek, other, less dilutive forms of financing to fund our operations and debt service obligations, there is no assurance that we will be successful in doing so.

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates, construction of our Net-Zero 1 Project and additional production facilities to support our offtake agreements, the achievement of a level of revenues adequate to support our cost structure, and the ability to raise capital to complete the construction of our Net-Zero 1 Project and additional production facilities. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations on acceptable terms, or at all. We believe we have adequate cash to fund operations for at least one year from the date the financial statements are issued.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$16	$21	$(5)
Hydrocarbon revenue	104	101	3
Grant and other revenue	22	70	(48)
Total revenues	142	192	(50)

Cost of goods sold	3,482	2,260	1,222

Gross loss	(3,340)	(2,068)	(1,272)

Operating expenses
Research and development expense	1,541	870	671
Selling, general and administrative expense	9,335	2,892	6,443
Preliminary stage project costs	313	323	(10)
Loss on disposal of assets	183	—	183
Restructuring expenses	—	(50)	50

Total operating expenses	11,372	4,035	7,337

Loss from operations	(14,712)	(6,103)	(8,609)

Other income (expense)
Interest expense	(67)	(473)	406
(Loss) on conversion of 2020/21 Notes to common stock	—	(543)	543
Gain from change in fair value of derivative warrant liability	6	—	6
Gain from change in fair value of 2020/21 Notes embedded derivative liability	—	247	(247)
Other income (expense), net	393	36	357

Total other income (expense), net	332	(733)	1,065

Net loss	$(14,380)	$(6,836)	$(7,544)

The Luverne Facility re-commenced operations during July 2021. The Luverne Facility began producing isobutanol that will be used as a feedstock for us to produce SAF and renewable premium gasoline to fulfill existing sales contracts. These renewable hydrocarbons will be produced at the South Hampton Resources, Inc. facility near Houston, Texas (the "South Hampton Facility"). We also expect to utilize some of the isobutanol produced to develop certain isobutanol specialty markets and for testing and development. The production operations at the Luverne Facility will allow also us to test and evaluate certain potential unit operations that may be incorporated into the Net-Zero 1 Project. Additionally, if there is a positive change in market conditions for ethanol, we may consider restarting the production of ethanol at the Luverne Facility. In September 2021, we announced our plans to deploy a hydrocarbon pilot unit at the Luverne Facility to produce market development quantities of SAF, renewable premium gasoline, other renewable fuel products, as well as provide capability to supply market development quantities of chemical products. The installation is estimated to begin in the third quarter 2022 with startup demonstration production expected in the fourth quarter 2022. Installation of the pilot unit at the Luverne Facility is part of the plan to use the facility as a technology development and piloting site. We intend to utilize the fermentation and hydrocarbon processing units at the Luverne Facility to provide critical, hands-on training for staff at our Net-Zero 1 and other future projects. We do not expect to generate significant revenue from the operation of the Luverne Facility.

Revenue. As a result of COVID-19 and in response to an unfavorable commodity environment, we suspended ethanol and distiller's grains production at the Luverne Facility in March 2020. Revenue from the sale of ethanol, isobutanol and related products for the three months ended September 30, 2021 and 2020 was nil. Currently, our demonstration plant located at the South Hampton Facility is not producing renewable premium gasoline or SAF.

Hydrocarbon revenues are comprised of SAF, isooctane and isooctene sales.

Cost of goods sold. Cost of goods sold was $3.5 million during the three months ended September 30, 2021, compared with $2.3 million during the three months ended September 30, 2020, an increase of approximately $1.2 million. We began producing isobutanol at the Luverne Facility during the three months ended September 30, 2021 resulting in higher production costs. Cost of goods sold included approximately $2.4 million associated with production of isobutanol and maintenance of the Luverne Facility, including inventory write down to net realizable value of $1.2 million, and approximately $1.1 million in depreciation expense during the three months ended September 30, 2021.

Research and development expense. Research and development expense increased by approximately $0.7 million during the three months ended September 30, 2021, compared with the three months ended September 30, 2020, due primarily to an increase in personnel costs related to increased headcount and stock-based compensation and consulting expenses as we work to improve our process for growing and fermenting yeast strains.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $6.4 million during the three months ended September 30, 2021, compared with the three months ended September 30, 2020, due primarily to increases in personnel costs related to increased headcount and stock-based compensation, professional fees related to new contracts and higher costs for insurance, and increased consulting fees related to documenting our compliance with Section 404(b) of the Sarbanes-Oxley Act ("SOX").

Preliminary stage project costs. Preliminary stage project costs are related to our Gevo RNG and Net-Zero projects. During the three months ended September 30, 2021,  preliminary stage project costs were approximately the same as the three months ended September 30, 2020. During the three months ended September 30, 2021, the preliminary stage project costs were primarily related to consulting for preliminary engineering costs and for personnel expenses to support the growth in business activity at our Net-Zero projects. During the three months ended September 30, 2020, the preliminary project costs related primarily to consulting for preliminary engineering costs and personnel expenses to support the growth in business activity at our Gevo RNG project. During the three months ended September 30, 2021, we began capitalizing our Net-Zero 1 project costs after completing certain front-end engineering studies and determining it was probable that we would build Net-Zero 1 in Lake Preston, SD.

Loss on disposal of assets. A s a result of suspending the production of ethanol at the Luverne Facility, we wrote-off $0.2 million of costs related to the removal of the fractionation equipment returned to the manufacturer  during the three months ended September 30, 2021.

Interest expense . Interest expense during the three months ended September 30, 2021  decreased by $0.4 million compared to the three months ended September 30, 2020 , due to the conversion of all of our then-outstanding 12% convertible senior secured notes due 2020/2021 (the "2020/21 Notes") to common stock during 2020.

(Loss) on conversion of 2020/21 Notes to common stock. During the three months ended September 30, 2020, we incurred a $0.5 million loss related to the conversion of $2.0 million of 2020/21 Notes into common stock during July 2020.

(Loss) from change in fair value of the 2020/21 Notes embedded derivative liability. We incurred no gain (loss) from the change in fair value of the 2020/21 Notes in the three months ended September 30, 2021 since the 2020/21 Notes were converted to common stock in 2020.

Other (expense) income. Other income during the three months ended September 30, 2021 was $0.4 million, an increase of $0.4 million compared to the three months ended September 30, 2020, primarily due to income earned on marketable securities and restricted cash.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$16	$3,804	$(3,788)
Hydrocarbon revenue	463	1,085	(622)
Grant and other revenue	178	116	62
Total revenues	657	5,005	(4,348)

Cost of goods sold	8,270	13,043	(4,773)

Gross loss	(7,613)	(8,038)	425

Operating expenses
Research and development expense	4,323	2,127	2,196
Selling, general and administrative expense	18,027	8,179	9,848
Preliminary stage project costs	8,512	700	7,812
Loss on disposal of assets	5,137	38	5,099
Restructuring expenses	—	254	(254)

Total operating expenses	35,999	11,298	24,701

Loss from operations	(43,612)	(19,336)	(24,276)

Other income (expense)
Gain on forgiveness of SBA loans	641	—	641
Interest expense	(78)	(1,559)	1,481
(Loss) from modification of 2020 Notes	—	(726)	726
(Loss) on conversion of 2020/21 Notes to common stock	—	(543)	543
(Loss) gain from change in fair value of derivative warrant liability	(4)	8	(12)
(Loss) from change in fair value of 2020/21 Notes embedded derivative liability	—	(29)	29
Other income (expense), net	363	53	310

Total other income (expense), net	922	(2,796)	3,718

Net loss	$(42,690)	$(22,132)	$(20,558)

The Luverne Facility re-commenced operations during July 2021. The Luverne Facility began producing isobutanol that will be used as a feedstock for us to produce SAF and renewable premium gasoline to fulfill existing sales contracts. These renewable hydrocarbons will be produced at the South Hampton Facility. We also expect to utilize some of the isobutanol produced to develop certain isobutanol specialty markets and for testing and development. The production operations at the Luverne Facility will also allow us to test and evaluate certain potential unit operations that may be incorporated into the Net-Zero 1 Project. Additionally, if there is a positive change in market conditions for ethanol, we may consider restarting the production of ethanol at the Luverne Facility. In September 2020, we announced our plans to deploy a hydrocarbon pilot unit at the Luverne Facility to produce market development quantities of  SAF, renewable premium gasoline, other renewable fuel products, as well as provide capability to supply market development quantities of chemical products. The installation is estimated to begin in Q3 2022 with startup demonstration production expected in Q4 2022. Installation of the pilot unit at the Luverne Facility is part of the plan to use the facility as a technology development and piloting site. We intend to utilize the fermentation and hydrocarbon processing units at the Luverne Facility to provide critical, hands-on training for staff at our Net-Zero 1 and other future projects. We do not expect to generate significant revenue from the operation of the Luverne Facility.

Revenue. As a result of COVID-19 and in response to an unfavorable commodity environment, we suspended ethanol and distiller's grains production at the Luverne Facility in March 2020. Revenue from the sale of ethanol, isobutanol and related products for the nine months ended September 30, 2021 was negligible, a decrease of $3.8 million compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we did not sell any ethanol compared to 2.4 million gallons of ethanol sold in the nine months ended September 30, 2020. Currently, the South Hampton Facility is not producing renewable premium gasoline or SAF. We expect to produce isobutanol during 2021 to supply the South Hampton Facility so that renewable premium gasoline or SAF can be produced in 2021.

Hydrocarbon revenues are comprised of SAF, isooctane and isooctene sales. Hydrocarbon sales decreased by $0.6 million during the nine months ended September 30, 2021 as a result of lower production volumes at the South Hampton Facility.

Cost of goods sold. Cost of goods sold was $8.3 million during the nine months ended September 30, 2021, compared with $13.0 million during the nine months ended September 30, 2020, a decrease of approximately $4.7 million, primarily the result of  suspending ethanol production in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. We began producing isobutanol at the Luverne Facility during the three months ended September 31, 2021  resulting in higher production costs. Cost of goods sold included approximately $4.9 million associated with production of isobutanol and maintenance of the Luverne Facility, including inventory write down to net realizable value of $2.0 million, and approximately $3.4 million in depreciation expense during the nine months ended September 30, 2021.

Prior to the Luverne Facility restarting production, cost of goods sold was primarily comprised of costs to process SAF, isooctane and isooctene at our South Hampton Facility as well as costs to maintain the Luverne Facility.

Research and development expense. Research and development expense increased by approximately $2.2 million during the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, due primarily to personnel costs from increased headcount and stock-based compensation and consulting expenses as we work to improve our process for growing and fermenting yeast strains.

Selling, general and administrative expense. Selling, general and administrative expense increased by approximately $9.8 million during the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, due primarily to increases in personnel costs related to increased headcount, recruiting costs and stock-based compensation, professional fees related to new contracts and extensive shareholder outreach for the annual stockholder meeting, higher costs for insurance and increased consulting fees related to documenting our compliance with Section 404(b) of SOX.

Preliminary stage project costs. Preliminary stage project costs increased by approximately $7.8 million during the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, due primarily to increased consulting and research and development expenses related to our Gevo RNG and Net-Zero projects. During the nine months ended September 30, 2021, the preliminary stage project costs were primarily related to consulting for preliminary engineering costs and for personnel expenses to support the growth in business activity for our Renewable Natural Gas and Net-Zero projects. During the nine months ended September 30, 2020, the preliminary stage project costs were primarily related to consulting for preliminary engineering costs and for personnel expenses to support the growth in business activity at our Gevo RNG project. During the three months ended June 30, 2021, we began capitalizing the Gevo RNG project costs after completing certain front-end engineering studies and determining it was probable that we would build the Gevo RNG project. During the three months ended September 30, 2021, we began capitalizing our Net-Zero 1 project costs after completing certain front-end engineering studies and determining it was probable that we would build Net-Zero 1 in Lake Preston, SD.

Loss on disposal of assets. A s a result of suspending the production of ethanol at the Luverne Facility, we wrote-off $5.1 million of costs related to the installation of the fractionation equipment returned to the manufacturer during the nine months ended September 30, 2021.

Gain on forgiveness of SBA Loans. During the nine months ended September 30, 2021, the Small Business Administration forgave the entire balance of $0.6 million of the Company's SBA Loans and accrued interest.

Interest expense. Interest expense during the nine months ended September 30, 2021 decreased by $1.5 million compared to the nine months ended September 30, 2020, due to the conversion the 2020/21 Notes to common stock during 2020.

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

(Loss) gain from change in fair value of the 2020/21 Notes embedded derivative liability. We incurred no gain (loss) from the change in fair value of the 2020/21 Notes during the nine months ended September 30, 2021 since the 2020/21 Notes were converted to common stock in 2020.

Other (expense) income. Other income during the nine months ended September 30, 2021 increased $0.3 million compared to the nine months ended September 30, 2020, primarily due to income earned on marketable securities and restricted cash.

Sources of Our Revenues

Our revenues are primarily derived from: (i) the sale of isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of SAF and isooctane derived from our isobutanol for purposes of certification and testing; and (iii) government grants and research and development programs.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents totaling $16.2 million, short and long-term restricted cash totaling $120.0 million and short and long-term marketable securities totaling $386.2 million. The marketable securities are highly liquid and can be converted to cash when it is needed for operations.

Since our inception in 2005, we have devoted most of our cash resources to manufacturing ethanol, isobutanol and related products, research and development and selling, general and administrative activities related to the commercialization of isobutanol and related products from renewable feedstocks. We have incurred losses since inception and expect to incur losses for the foreseeable future. We have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales.

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

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates, the development, acquisition and construction of additional production facilities to support our offtake agreements, the achievement of a level of revenues adequate to support our cost structure and the ability to raise capital to finance the development, acquisition and construction of additional productions facilities. We intend to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, we may seek additional capital through arrangements with strategic partners or from other sources, and it will continue to address its cost structure. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations on acceptable terms, or at all.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(28,693)	$(14,581)
Net cash used in investing activities	$(427,985)	$(1,756)
Net cash provided by financing activities	$514,513	$80,656

Operating Activities

Our primary uses of cash from operating activities are personnel related expenses, research and development-related expenses including costs incurred under development agreements, costs of licensing of technology, legal-related costs, expenses for production of isobutanol, ethanol and related products, logistics, manufacturing of isobutanol at the Luverne Facility and further processing of isobutanol at our South Hampton Facility.

During the nine months ended September 30, 2021, net cash used for operating activities was $28.7 million compared to $14.6 million for the nine months ended September 30, 2020. The $14.1 million decrease in operating cash flows was primarily due to increased cost of goods sold associated with beginning production of isobutanol during the third quarter 2021 and maintenance of the Luverne Facility, increased engineering and development fees on our Gevo RNG and Net-Zero 1 projects, increases in personnel expenses to support the growth in business activity, professional fees related to new contracts and extensive shareholder outreach for the annual stockholder meeting and consulting to support the preparation of our first ESG report and compliance with Section 404(b) of SOX.

Investing Activities

During the nine months ended September 30, 2021, we used $428.0 million in cash for investing activities, of which $422.4 million related to purchasing marketable securities and $31.0 million primarily related to construction in process attributable to the Gevo RNG project and to a lesser extent, the purchase of a Hydrocarbon-Process Pilot Unit for our Luverne Facility and Net-Zero 1 project, and $9 million for the purchase of patents, which was partially offset by proceeds of $34.3 million from the sale of marketable securities.

We are currently constructing the Gevo RNG project and expect to invest an additional $32 million in the aggregate to complete the Gevo RNG project in the remainder of 2021 and into 2022 for completion of the project. We currently plan to spend approximately $337 million for engineering, development, long-lead equipment deposits, debt financing costs, and project construction equity investment commitments over the next 12 months for the Net-Zero 1 Project.

Financing Activities

During the nine months ended September 30, 2021, we generated $514.5 million in cash from financing activities, which primarily consisted of $321.9 million from the sale of common stock and warrants in the January 2021 Offering, $135.8 million of net proceeds under our "at-the-market" offering program and $69.0 million from the 2021 Bonds proceeds offset by $5.1 million net settlement of common stock for taxes under our stock plans and $3.0 million of payments on finance lease liabilities.

During the nine months ended September 30, 2021, we received notices of exercise from holders of our Series 2020-A Warrants to issue an aggregate of 1,866,558 shares of common stock for total gross proceeds of approximately $1.1 million. Following these exercises, Series 2020-A Warrants to purchase 90,608 shares of our common stock remain outstanding at an exercise price of $0.60 per share.

At-the-Market Offering Program. In September 2021, the at-the-market offering program was amended to provide available capacity of $500 million.

No shares of common stock were issued under the at-the-market offering program during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses of $3.6 million. As of September 30, 2021, we have remaining capacity to issue up to approximately $500 million of common stock under the at-the-market offering program.

Finance Leases. The Company has four finance leases for land under arrangements related to Gevo RNG. Under these contracts, the Company leases land from dairy farmers on which it is building three anaerobic digesters, related equipment and pipelines to condition raw biogas from cow manure provided by the farmers. The partially conditioned biogas will be transported from the three digester sites to a central gas upgrade system located at the fourth site that will upgrade the biogas to pipeline quality natural gas for sale. The Company also has one finance lease for office equipment. The finance leases pay interest between 5% and 21%, have total annual payments ranging from $4,000 to $4.8 million and mature at various dates through December 2050.

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

Loans Payable - Other. The equipment notes pay interest between 4% and 5%, have total annual payments of $0.1 million and mature at various dates through December 2024. The equipment loans are secured by the related equipment.

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the SBA PPP totaling $1.0 million in the aggregate.

On April 15, 2021, the Small Business Administration forgave the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP. The remaining SBA Loan for Agri-Energy totals $0.4 million, bears interest at 1.0% and matures in April 2025. Monthly payments of $8,000 began on June 5, 2021 and are payable through April 2025.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any material off-balance sheet arrangements.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have 250,000,000 authorized shares of common stock. As of October 29, 2021, we had 201,879,978 shares of common stock outstanding and 13,693,244 shares of common stock reserved for future issuance related to the Gevo, Inc. 2010 Stock Incentive Plan and warrants. As a result, as of October 29, 2021, we had approximately 34,426,778 shares of authorized shares of common stock available for future issuance. We operate in a capital-intensive industry and we do not believe we have sufficient unissued shares of common stock for future issuances to raise funds to execute on our business plans. Having additional authorized common stock available is critical to our continued efforts to pursue our strategic goals and we will be limited by the number of shares available for future capital raising transactions or business development transactions unless we obtain stockholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock. We plan to solicit the approval of our stockholders to amend our certificate of incorporation to increase the number of authorized shares of common stock, but we cannot be certain that our stockholders will approve the amendment, particularly since we have a large retail stockholder base as of October 29, 2021. A delay in securing, or a failure to secure, stockholder approval to amend our certificate of incorporation could cause a delay in our future capital raising, collaboration, partnership or other strategic transactions, and may have a material adverse effect on our business and financial condition.

We will require substantial additional financings to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

We operate in a capital-intensive industry and will need substantial amount of capital to execute on our business plans. We believe that we will continue to expend substantial resources for the foreseeable future on further developing our business, including developing, constructing, financing and acquiring facilities necessary for the production of our products on a commercial scale. These expenditures will include costs associated with our Net-Zero Projects, research and development, modifying and expanding the Luverne Facility to produce our products, developing biogas processing projects and wind projects, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for the products we produce. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

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

Our future capital requirements will depend on many factors, including:

•              the timing of and costs involved in financing and constructing our Net-Zero Project, including our Net-Zero 1 Project;

•              the timing of and costs involved in obtaining permits;

•              the ability for us to deploy strains of yeast with improved performance that help to lower capital cost;

•              the timing and costs associated with constructing our RNG project;

•              the costs involved in making changes to our operations at the Luverne Facility;

•              the timing of and the costs involved in developing adequate storage facilities for the products we produce;

•              our ability to gain market acceptance for isobutanol as a raw material for the production of renewable hydrocarbons and as a specialty chemical and gasoline blendstock;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•              our Net-Zero Projects, including the Net-Zero 1 Project;

•              our plans to enter into agreements with strategic partners;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2021 - July 31, 2021 (1)	749,890	$6.85	—	—
August 1, 2021 - August 31, 2021	—	$—	—	—
September 1, 2021 - September 30, 2021	—	$—	—	—

Total	749,890	$6.85	—	—

(1)  Represents shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 10, 2013	3.1
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	July 9, 2014	3.1
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	April 22, 2015	3.1
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	January 6, 2017	3.1
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Gevo, Inc.	8-K	001-35073	June 4, 2018	3.1
3.7	Amended and Restated Bylaws of Gevo, Inc.	10-K	001-35073	March 29, 2011	3.2
4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
4.2	Form of Series K Warrant to Purchase Common Stock	8-K	001-35073	February 22, 2017	4.1
4.3	Form of Series 2020-A Warrant to Purchase Common Stock.	8-K	001-35073	July 8, 2020	4.1
10.1+	Base Contract for Sale and Purchase of Natural Gas, dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.1
10.2+	Special Provisions Attached to and Forming Part of the Base Contract for Sale and Purchase of Natural Gas dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.2
10.3+	Biogas Supply Addendum – Vehicle Fuel Segment-Supply Side, dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.3
10.4+	Transaction Confirmation relating to the Base Contract, by and between Gevo NW Iowa RNG, LLC and BP Canada Energy Marketing Corp.	8-K	001-35073	August 9, 2021	10.4
10.5	Amendment to At-The-Market Offering Agreement, dated September 9, 2021, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	September 9, 2021	10.1
10.6+	Asset Purchase Agreement, date September 21, 2021, between Butamax Advanced Biofuels LLC and Danisco US Inc., and Gevo, Inc.	8-K	001-35073	September 23, 2021	10.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					X**
101

Financial statements from the Quarterly Report on Form 10-Q of Gevo, Inc. for the quarterly period ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

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

Date:        November 10, 2021