Form 10-K
period 2021-12-31
Gevo, Inc.
filed 2022-02-24
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $1.4 billion as of June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the Nasdaq Capital Market on June 30, 2021. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 201,988,662.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

GEVO, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Annual Report on Form 10-K (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the impact of the novel coronavirus ("COVID-19") pandemic on our business, our financial condition, our results of operation and liquidity, our ability to finance and construct our Net-Zero Projects (as defined below), our ability to produce our products at our facility in Luverne, Minnesota (the “Luverne Facility”) or elsewhere, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or "net-zero" carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our current and future production facilities, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce renewable hydrocarbons, our ability to raise additional funds to finance our business, our ability to perform under our existing offtake agreements and other supply agreements we may enter into in the future, our ability to successfully construct and operate our renewable natural gas ("RNG") project in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue ethanol-to-sustainable aviation fuel ("SAF"), additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A. “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Unless the context requires otherwise, in this Report the terms “Gevo,” “we,” “us,” “our” and “Company” refer to Gevo, Inc. and its wholly owned, direct and indirect subsidiaries.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, many of which are beyond our control, including those described in Part I, Item 1A. Risk Factors of this annual report. These risks include, but are not limited to, the following:

●	We have a history of net losses, and we may not achieve or maintain profitability.
●	We will require substantial additional financings to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.
●	Our business is capital-intensive in nature and we rely on external financing to fund our growth strategy, including the development and construction of our Net-Zero Projects and other similar growth projects. Limitations on access to external financing could adversely affect our operating results.
●	Our proposed growth projects may not be completed or, if completed, may not perform as expected. Our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce our profitability.
●	We may be unable to successfully perform under current or future supply and distribution agreements to provide our products, which could harm our commercial prospects.
●

Our supply agreements, including our take-or-pay purchase agreements, are subject to significant conditions precedent and, as a result, the revenues that we expect from such contracts may never be realized.

●	We may be unable to produce planned quantities of our products and any such production may be costlier than we anticipate.
●	Fluctuations in the price of corn and other feedstocks may affect our cost structure.
●	Fluctuations in the price and availability of energy to power our production facilities may harm our performance.
●	Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels and bio-based chemicals.
●	Any decline in the value of carbon credits associated with our products could have a material adverse effect on our results of operations cash flow and financial condition.
●	We may not be successful in the commercialization of alcohol-to-SAF projects utilizing Axens technology.
●	We may not be successful in the development of individual steps in the production of commercial quantities of renewable hydrocarbon products from plant feedstocks in a timely or economic manner, or at all.
●

The technological and logistical challenges associated with producing, marketing, selling and distributing isobutanol, renewable hydrocarbon products and ethanol are complex, and we may not be able to resolve any difficulties that arise in a timely or cost-effective manner, or at all.

●	Our actual costs may be greater than expected in developing our growth projects, causing us to realize significantly lower profits or greater losses on our projects.
●	Our facilities and processes may fail to produce products at the volumes, rates and costs we expect.
●	We may be unable to produce renewable hydrocarbon products in accordance with customer specifications.
●	We lack significant experience operating commercial-scale facilities and may encounter substantial difficulties operating commercial plants or expanding our business.
●	We may have difficulties gaining market acceptance and successfully marketing our renewable hydrocarbon products to customers, including chemical producers, fuel distributors and refiners.
●

Even if we are successful in consistently producing our products on a commercial scale, we may not be successful in negotiating additional fuel supply agreements or pricing terms to support the growth of our business.

●	Our isobutanol may be less compatible with existing refining and transportation infrastructure than we believe, which may hinder our ability to market our isobutanol on a large scale.
●	If we engage in acquisitions, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.
●	If we engage in joint ventures, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.
●

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs and harm our research and development efforts, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.

●	We may face substantial competition from companies with greater resources and financial strength, which could adversely affect our performance and growth.
●	Our future success will depend on our ability to maintain a competitive position with respect to technological advances.
●	Business interruptions, including those related to COVID-19, may have an adverse impact on our business and our financial results.
●	Our business and operations would suffer in the event of information technology system failures or a cyber-attack.

●	We may engage in hedging transactions, which could adversely impact our business.
●	Ethical, legal and social concerns about genetically engineered products and processes, and similar concerns about feedstocks grown on land that could be used for food production, could limit or prevent the use of our products, processes and technologies and limit our revenues.
●	As our products have not previously been used as a commercial fuel in significant amounts, their use subjects us to product liability risks.
●	We may not be able to use some or all of our net operating loss carry-forwards to offset future income.
●	Competitiveness of our products for fuel use depends in part on government economic incentives for renewable energy projects or other related policies that could change.
●	Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights.
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

●	Our international activities may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.
●	The market price of our common stock may be adversely affected by the future issuance and sale of additional shares of our common stock or by our announcement that such issuances and sales may occur.
●

Future issuances of our common stock or instruments convertible or exercisable into our common stock may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.

●	Our stock price may be volatile, and your investment in our securities could suffer a decline in value.
●	The estimates and assumptions on which our financial projections are based may prove to be inaccurate.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
●	We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
●

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline. The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business.

●

We are subject to anti-takeover provisions in our certificate of incorporation, our bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.

●

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

Items 1 and 2.	Business and Properties.

Company Overview

Gevo, Inc. (Nasdaq: GEVO), a Delaware corporation founded in 2005, is a growth-oriented company with the mission of solving greenhouse gas emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen. We believe that the market size for hydrocarbon fuels will continue to remain significant in the long-term even with the rapid adoption of electric vehicles and hydrogen technologies. We also believe that we can achieve at least 1 billion gallons of hydrocarbon production and sales by 2030.

We are focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a “net-zero” greenhouse gas ("GHG") footprint. We believe that this addresses the global need of reducing GHG emissions with "drop in" sustainable alternatives to petroleum fuels. We use the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the "GREET Model") to measure, predict and verify GHG emissions across the life-cycle of our products. The "net-zero" concept means that we expect to produce fuels that consume as much carbon dioxide in their manufacture as they produce when burned.

Our primary market focus, given current demand and growing customer interest, is SAF. We believe that we also have commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The global fuel consumption by commercial airlines was an all-time high of 95 billion gallons in 2019. However, due to the COVID-19 pandemic, fuel consumption dropped to only 52 billion gallons in 2020 and reached 57 billion gallons in 2021. The airline industry is looking for at least 10% of its fuel needs to be sustainable by 2030 (with the potential for up to 30% at the high end).

We believe that there is a growing and significant market demand for SAF based on a number of factors, including:

●

The International Air Transport Association ("IATA") 77th Annual General Meeting approved a resolution for the global air transport industry to achieve net-zero carbon emissions by 2050. IATA has 288 airline members, including Alaska Airlines, American Airlines, Delta Air Lines, FedEx Express, United Airlines and UPS Airlines.

●

Starting in March 1, 2020, Delta Air Lines committed spending $1 billion over the next 10 years on its journey to mitigate all emissions from its global business going forward. Delta will invest in driving innovation, advancing clean air travel technologies, accelerating the reduction of carbon emissions and waste and establishing new projects to mitigate the balance of emissions.

We believe we have the technology and know-how to convert various carbohydrate feeds through a fermentation process into alcohols and then transform the alcohols into renewable fuels and materials. While we expect our first major capital deployments to focus on the production of SAF, we recognize that there are opportunities to operate in several different markets and we will pursue those opportunities when appropriate based on customer interest, access to capital, and expected investment returns.

Our production processes use carbohydrates as a feedstock. Carbohydrates are plant matter that result from photosynthesis. Photosynthesis is the natural process by which carbon dioxide is captured from the air by plants. The carbon in carbohydrates is therefore renewable because it is already in the atmosphere. The carbohydrates are fermented to produce alcohol intermediate products (e.g., ethanol or isobutanol). The alcohol-based intermediates are then chemically processed to make renewable hydrocarbons. To achieve net-zero carbon intensity ("CI") across the whole life-cycle of the products, we believe it is required that:

●	carbohydrates with a low CI score are used as raw materials;
●	the energy (electricity and heat source) used in production must be de-fossilized; and
●	the products cannot contain fossil-based carbon.

We believe sustainably grown corn (i.e., corn that is grown with precision agricultural techniques and low-till or no till cultivation to conserve nutrients, prevent water runoff and erosion) is a good feedstock because:

●

it produces a significant amount of protein and vegetable oil for nutritional products on a per acre basis while also producing an abundance of low CI carbohydrates that can be captured and used as a feedstock for fuels and chemicals;

●	the protein and oil that are produced are easily separated as co-products and are sold, which serves to offset the cost of the corn;
●

we believe that the carbon footprint of growing corn can be negative, according to calculations completed with the GREET Model, when a full suite of climate-smart agricultural practices are employed on appropriate acres of cropland.

We believe that utilizing sustainable agriculture practices to help solve GHG problems is a breakthrough that addresses the problem of GHGs without compromising sustainability or food supply.  Also, when using a product such as corn as the carbohydrate source,  the majority of the protein produced in the corn can be separated during processing and supplied as a nutritional product to the food chain. We believe it will be possible to create an incentive structure that rewards farmers to lower the CI score of their agricultural products and creates a cycle of continuous improvement to their overall sustainability footprint.

Market Traction and Financeable Customer Contracts

We have a growing portfolio of long-term sales agreements for our products. As of the date of this report, we have entered into multiple long-term sales agreements that we believe are financeable (i.e., contracts contain terms that we believe are useful for helping to secure long-term debt in support of financing new production facilities). We currently have approximately 98 million gallons per year of hydrocarbon fuel products under these sales agreements. The following is a summary of our existing sales agreements that we believe are financeable:

●	Kolmar. In December 2021, we entered into a long-term fuel supply agreement with Kolmar Americas, Inc. ("Kolmar") pursuant to which we agreed to supply renewable hydrocarbons to Kolmar. Kolmar will pay us through an allocation of profit from the resale of the renewable hydrocarbons. Under the agreement, we expect to deliver the renewable hydrocarbons to Kolmar from a new production facility that is currently in development, referred to as ‘Net-Zero 2’, at a location to be determined and mutually agreed upon by us and Kolmar.
●	Trafigura. In August 2020, and as subsequently amended in October 2021, we entered into a long-term, take-or-pay purchase agreement with Trafigura Trading LLC ("Trafigura") pursuant to which we agreed to supply renewable hydrocarbons to Trafigura, subject to certain conditions. Performance under the agreement is subject to certain conditions, including acquiring a production facility to produce the renewable hydrocarbon products contemplated by the agreement and closing a financing transaction for sufficient funds to acquire or retrofit the production facility contemplated by the agreement.
●	Delta Air Lines. In December 2019, and as subsequently amended in April 2020, we entered into a long-term, take-or-pay purchase agreement with Delta Air Lines, Inc. ("Delta") pursuant to which we agreed to sell and deliver 10 million gallons per year of SAF to Delta, subject to certain conditions and exceptions, including Delta’s right to eliminate the take-or-pay requirements in certain circumstances.
●	Air Total. In August 2019, we entered into a take-or-pay purchase agreement with Air Total International, S.A. ("Air Total") pursuant to which we agreed to supply SAF to Air Total under a three-year offtake agreement.
●	HCS Group GmbH. In February 2019, we entered into a take-or-pay purchase agreement with HCS Holding GmbH ("HCS"), pursuant to which we agreed to supply renewable premium gasoline to HCS under a 10-year offtake agreement. HCS will initially purchase small quantities of renewable premium gasoline. The Net-Zero 1 Project is expected to produce the products for the HCS agreement.
●	Scandinavian Airlines System. On February 16, 2021, we and Scandinavian Airlines System ("SAS") entered into Amendment No. 1 (the "Amendment") to the Fuel Sales Agreement, dated October 28, 2019, by and between us and SAS (as amended by the Amendment, the "SAS Agreement"), pursuant to which we agreed, subject to the terms and conditions set forth in the Agreement, to SAF to SAS. We expect to supply the SAF for the SAS agreement from our second Net-Zero Project.

Building Out Production Capacity to Meet Demand

We believe that we will be able to develop the marketplace, customers and production capacity to achieve at least 1 billion gallons of sales by 2030.  Two approaches will be required to achieve this objective. The first approach, the development of greenfield sites (i.e., the development of a project on an undeveloped site), allows us to optimize production and the integration of technology. We expect that utilizing greenfield sites will have the potential to achieve lower CI scores over the long run, compared to other approaches. The second approach, leveraging installed alcohol production capacity, has the advantage that the fermentation capacity already exists via existing ethanol plants. Those existing ethanol plants would need to be decarbonized and hydrocarbon production capacity would need to be installed.

In early 2021, we announced the concept of "Net-Zero Projects" as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (photosynthetic, wind, renewable natural gas, biogas) from a variety of sources into energy dense liquid hydrocarbons that when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the whole life-cycle of the liquid fuel based on the GREET Model, the pre-eminent science-based life-cycle analysis model. The GREET Model takes into account emissions and impacts "cradle to cradle" for renewable resource-based fuels including inputs and generation of raw materials, agriculture practices, chemicals used in production processes of both feedstocks and products, energy sources used in production and transportation and the end use of the products, which for fuel products is usually burning to release energy.

Using sustainably grown corn or low CI corn as an input at a Net-Zero Project would comprise the following steps: (i) process the corn kernels to produce protein, oil and carbohydrate; (ii) ferment the carbohydrate into an alcohol; and (iii) convert the alcohol to SAF and other renewable hydrocarbon products. The combination of renewable carbon obtained from the carbohydrates, plus the reduction/elimination of fossil-based energy creates the advantage in driving the CI score to achieve net-zero. In addition to those practices, there is potential to sequester renewable carbon in the soil during corn production, and from capturing the CO2 from the production process, which should cause the CI scores to become negative across the while life-cycle of the product as measured by the GREET Model.

Greenfield Projects

In January 2021, we announced our initial greenfield Net-Zero Project ("Net-Zero 1 Project") that is currently planned to be constructed at Lake Preston, South Dakota. The Net-Zero 1 Project is expected to produce approximately 45 to 60 million gallons of hydrocarbons, with the majority of the hydrocarbons produced being SAF. The plant is expected to be powered by wind-based electricity and biogas produced from an on-site wastewater treatment plant. The products expected to be produced at the Net-Zero 1 Project include: animal feed and protein products, corn oil, SAF, naptha (gasoline) and/or diesel fuel. The co-products produced at the Net-Zero 1 Project and destined for the food chain, on a tonnage basis, are greater than that for renewable fuels.

In addition to the Lake Preston, South Dakota site, we have identified several other greenfield sites that are attractive from the standpoint of fundamental economics, access to sustainable feedstocks, deployment of renewable energy and transportation of finished product to market. We believe any of these sites could be utilized for a future greenfield Net-Zero Project or for the Net-Zero 1 Project. We believe that our first greenfield production facility will be operational in 2025.

Leveraging Existing Alcohol Production Capacity

Based upon what we have learned as we develop and engineer our Net-Zero 1 Project, we believe that it should be possible, practical and financially attractive to convert existing ethanol plants to allow for the production of SAF and other renewable hydrocarbon products. In order to accomplish this conversion, two critical things are required: (i) the energy for the converted plant needs to be de-fossilized to achieve the CI scores required for the market; and (ii) a hydrocarbon production plant needs to be built at the existing ethanol plant.

With the large number of existing ethanol plants, we have identified various opportunities for alcohol-to-SAF conversions and we are actively in discussions with multiple plants. Additionally, we signed a memorandum of understanding in October 2021 with Archer-Daniels-Midland Company with the intent of potentially converting 900 MGPY of their ethanol production plants to about 500 MGPY of hydrocarbon fuel products.

Renewable Natural Gas

We are developing RNG and biogas projects to generate incremental profit and to create a long-term option to potentially supply RNG to our Net-Zero Projects as part of our long-term strategy to decarbonize SAF and other hydrocarbon fuels.

In 2019, we began developing RNG projects. Animal manure can be digested anaerobically to produce RNG. RNG has value in markets such as California as well as in our hydrocarbon production process by helping us achieve carbon negative GHG emissions on our renewable hydrocarbon products. The end products resulting from such a decarbonization process have lower CI scores and increased market value, in addition to having a more positive impact on the environment. We developed our initial RNG project, Gevo NW Iowa RNG, LLC ("Gevo RNG"), to generate RNG captured from dairy cow manure which will be supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. When fully operational, the Gevo RNG project is expected to generate approximately 355,000 MMBtu of RNG per year. We financed the construction of the Gevo RNG project in April 2021 with the $68,155,000 of Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the "2021 Bonds") issued by the Iowa Finance Authority in a public offering for the benefit of Gevo RNG and we commenced construction in April 2021. In January 2022, we announced that we began the process of bringing the Gevo RNG project online.

In January 2022, Gevo RNG began to start-up operations. The start-up process is expected to take a few months and reach a steady state operation in the second quarter of 2022 which will allow time for Gevo to apply for credits under the federal Renewable Fuel Standard Program (“RFS”) and the Low Carbon Fuel Standard (“LCFS”) in California, including verification of carbon intensity levels and other requirements. Depending on the timing of the qualification and approval processes for obtaining credits under RFS and LCFS,  Gevo expects to generate biogas revenue starting in the second quarter of 2022 and sales of credits under RFS and LCFS in late second quarter of 2022 and the fourth quarter of 2022, respectively.

Competitive Advantages

We believe that our vertically integrated set of technologies and business system (including our extensive portfolio of patents, technologies and processes) creates competitive advantage through (i) access to multiple opportunities to drive the CI score of our products down, and (ii) opportunities to address needs in the chemicals, food, feed, plastics and materials markets.

Carbohydrates as Feedstocks

Carbohydrate feedstocks dwarf all other potential renewable carbon feedstock sources by several orders of magnitude on a worldwide basis. In the Midwest region of the United States, corn is an ideal feedstock for multiple reasons. On a per acre basis, field corn (not food corn) is one of the most productive crops to produce protein and oil, as well as carbohydrates. The non-carbohydrate co-products from the field corn kernel represent the majority of the nutritional value of the kernel and could be delivered into the food chain.  By selling the protein, oil and animal feed into the food chain markets, it would offset a portion of the cost of acquiring the corn. We believe about 50% of the cost of corn can be offset by manufacturing valuable products for the food chain. The remaining carbohydrates are used as a feedstock for fermentation.

We believe that in the U.S., carbohydrates produced from corn are the most sustainable and lowest cost renewable carbon sources that can be used as feedstock for alcohol to hydrocarbon processes to produce hydrocarbon fuels. In the future, we expect to evaluate the use of carbohydrates from sources other than corn (e.g., of sugar cane, molasses or other cellulosic sugars derived from wood, agricultural residues and waste) as the cost to acquire those carbohydrates becomes competitive, and the sustainability profile (and related CI scores) become acceptable. We expect our future feedstocks to be chosen on the collective basis of (i) cost, (ii) carbon and/or sustainability footprint with associated value, (iii) positive contribution to food chain where possible, and (iv) availability of the feedstock at a practical scale.

Proprietary Carbohydrate Conversion Technologies

Three technologies are required to convert carbohydrates to SAF and other renewable hydrocarbons: (i) the fermentation process to convert carbohydrates to alcohols; (ii) the chemical processing technology to make the hydrocarbon fuel products; and (iii) the technology and know-how to mitigate the fossil based GHG emissions from the integrated fermentation and fuel production plants.

We have two ways of producing alcohols via fermentation from carbohydrates: (i) ethanol, which has two carbons, and (ii) isobutanol, which has four carbons. Ethanol can be a building block for SAF and diesel fuel. Isobutanol can be a building block for gasoline hydrocarbons, SAF and chemical products. Ethanol technology is well known and readily available. Isobutanol technology is relatively new and has yet to be scaled to the size of ethanol production, but it offers long-term potential in enabling lower CI scores and allowing for the production of chemical products, and high value gasoline hydrocarbons.

We believe that we possess proprietary know-how to integrate alcohol production and chemical processing to make SAF and other renewable hydrocarbons that should lower the CI score of our renewable hydrocarbon products.

Alcohols can be converted to hydrocarbon products with catalytic chemical processing techniques analogous to those used in the petrochemical industry. In September 2021, we signed an agreement with Axens North America, Inc. ("Axens") for their technology on this process since they have already scaled it up and they have licensed to many commercial production facilities. The agreement establishes a strategic alliance aimed at accelerating the commercialization of sustainable alcohol-to-SAF projects in the United States. As part of the alliance, Axens brings technologies with over 60 related patents, engineering packages, proprietary catalysts and certain proprietary equipment required to convert alcohols into SAF and they will provide certain process guarantees to us.

Integration of the production systems with various renewable or de-fossilized energy sources will be essential. Our Net-Zero plant concept depends upon a variety of decarbonization methods to ensure the operability of the plant while also reducing and eliminating the need for fossil-based energy. We have partnered with companies such as Juhl Energy to develop the technology suite for this decarbonization.

To prove out technologies, we operate two development scale plants. These development scale plants enable us to solve the practical issues involved with scale up of new technologies and testing of new unit operations. These plants include:

●

South Hampton Facility: A demonstration facility in Silsbee, Texas that is operated in partnership with South Hampton Resources, Inc. (the "South Hampton Facility"). The South Hampton Facility has a capacity of approximately 100,000 gallons per year of renewable hydrocarbon products, including SAF and hydrocarbons for gasoline, which are converted from our renewable isobutanol.

●

Luverne Facility: A wholly-owned development plant in Luverne, Minnesota, which has a current capacity of approximately 1.5 million gallons per year of isobutanol. We are currently planning to install a 1 million gallon per year alcohol-to-hydrocarbon process pilot unit that is expected to produce olefins and fuel products for market development and testing purposes. This pilot unit is being constructed by Praj Industries and is expected to be completed and delivered to the Luverne Facility in late 2022. The pilot unit will also be used in training of employees for Net-Zero 1 and other future projects. We are evaluating opportunities to add other technologies to our Luverne Facility as well.

Verity Tracking

It is critical that we can prove the CI of our products, ensuring that these values are accurate and auditable. The mission of Verity Tracking is to document CI and other sustainability attributes, and then apply Distributed Ledger Technology ("DLT") (commonly referred to as the blockchain) to create an immutable record of the products throughout the entire business system. Verity Tracking would start from calculating carbon intensity of feedstocks at the farm and field level. We plan to track these feedstocks through production at our plants where we intend to use a mix of renewable electricity, biogas, renewable hydrogen and other potentially decarbonized energy sources in production. The CI data would then be combined to deliver a comprehensive CI reduction in a finished renewable fuel. The resulting CI reduction value has potential to be quantified and traded in voluntary or compliance carbon markets while preventing double-counting. We believe that in the future, agricultural practices have the potential to sequester large quantities of CO2 as soil organic carbon. Verity Tracking intends to document and account for that capture in conjunction with scientifically supported measurement techniques. The potential for Verity Tracking is broad and could be applicable to tracking the CI of various items, including, but not limited to, renewable fuels, food, feed and industrial products through the entire business system and value chain. We are working with Blocksize Capital on Verity Tracking and during September 2021, we executed a joint venture agreement with them for its creation. We are working on commercializing Verity Tracking with Blocksize Capital during 2022.

Our Facilities and Projects

Development Scale Facilities

As described above, we currently operate two development scale plants: (i) the South Hampton Facility and (ii) the Luverne Facility. The Luverne Facility was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space.

Facilities in the Start-Up Process

We developed Gevo's initial RNG project, Gevo RNG, to generate RNG captured from dairy cow manure which will be supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. When fully operational, the Gevo RNG project is expected to generate approximately 355,000 MMBtu of RNG per year. The RNG is expected to be sold into the California market under dispensing agreements bp has in place with Clean Energy Fuels Corp., the largest fueling infrastructure in the U.S. for RNG. We commenced construction of this RNG facility in April 2021 and expect to begin producing RNG in 2022.

We have four leases for land and fuel supply agreements related to the Gevo RNG project. Under these contracts, we lease land from dairy farmers on which we are building a gas upgrading unit, three anaerobic digesters, related equipment and pipelines. These leases expire at various dates between 2031 and 2050.

Development Properties

In December 2020, we secured an option to purchase approximately 240 acres of land in Lake Preston, South Dakota (the "Lake Preston Site") as one of the potential sites for the Net-Zero 1 Project. We intend to make a decision on whether to purchase the Lake Preston Site in late 2022.

Headquarters

Our corporate headquarters and research and development laboratories are located in Englewood, Colorado and is leased. Our lease terminates in January 2029 and the leased space is approximately 19,241 square feet. We believe that the facility will be adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

Competition

We face competitors in each market that we focus on, some of which are limited to individual markets, and some of which will compete with us across all of our target markets. Many of our competitors have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with customers, longer operating histories, greater production capabilities, stronger brand recognition and greater marketing resources than we do which could make it difficult for us to compete.

Our renewable hydrocarbons, including SAF, hydrocarbons for gasoline blendstocks and isobutanol for gasoline blendstocks, compete with the incumbent petroleum-based fuels industry, as well as renewable fuels companies. The incumbent petroleum-based fuels industry makes the vast majority of the world’s gasoline, jet and diesel fuels and blendstocks. The petroleum-based fuels industry is mature and includes a substantial base of infrastructure for the production and distribution of petroleum-derived products. However, the industry faces challenges from its dependence on petroleum. High and volatile oil prices should provide an opportunity for renewable producers relying on biobased feedstocks like corn, which in recent years have had lower price volatility than oil, to compete.

Renewable fuels companies may provide substantial competition in the hydrocarbon fuels markets. These renewable fuel competitors are numerous and include both large established companies and numerous startups. Government tax incentives for renewable fuel producers and regulations such as the RFS program and LCFS program help provide opportunities for renewable fuels producers to compete. However, we have the advantage of being able to target conversion of alcohols into specific high-value molecules such as SAF, other renewable hydrocarbons and various chemical products.

Intellectual Property and Technologies

We seek protection for our intellectual property under patent, copyright, trademark and trade secret laws.

Since the Company was founded, we have submitted hundreds of patent applications in the U.S. and in various foreign jurisdictions. These patent applications are directed to our technologies and specific methods and products that support our business. We continue to file new patent applications, for which terms extend up to 20 years from the filing date in the U.S. We expect to continue to develop and build our intellectual property portfolio to address unmet technology and market needs going forward.

We have filed and prosecuted, and intend to continue to file and prosecute, patent applications and maintain trade secrets, as is consistent with our business plan, in an ongoing effort to protect our intellectual property.

We have a strong proprietary technology position. Our technology pathway converts carbohydrates to alcohols via a fermentation process. The alcohols are then converted to hydrocarbon fuels using a catalytic chemical process. By using renewable energy across the production process, in combination with sustainable feedstocks, like low carbon non-food corn, the GHG emissions can be substantially reduced or eliminated as measured across the whole of the life-cycle. The processes used to convert carbohydrates to drop in hydrocarbons using isobutanol as the intermediate alcohol is protected by a global patent portfolio with more than 500 patents, as well as proprietary processes and know-how. Certain production technology to convert ethanol to hydrocarbons has been exclusively licensed to Gevo in the United States by Axens, and incorporates more than 60 patents, as well as proprietary production technology and know-how. Additionally, we have more than 10 patents and patent applications covering the ethanol to hydrocarbons routes.

We have a proprietary fermentation yeast biocatalyst that has been designed to consume carbohydrates and produce isobutanol as a product. Our technology team developed our proprietary biocatalyst to efficiently convert fermentable sugars of all types into isobutanol by engineering isobutanol pathways into the biocatalyst. The advantage of this biocatalyst is that it (i) works in large scale fermentation systems, and (ii) can operate in complex biological mixtures such as corn mash or molasses and produce a suitable clean isobutanol product. The technology is designed to use similar carbohydrate feedstocks, similar to ethanol technology. For example, carbohydrates from non-food corn, sugar cane, molasses or cellulosic sugars each could be used depending upon cost and availability. We have already achieved yield (percentage of the theoretical maximum percentage of isobutanol that can be made from a given amount of feedstock) and rate (how fast the sugar fed to the fermentation is converted to isobutanol) sufficient for commercialization. While we believe that the majority of the development work on a commercially viable isobutanol producing yeast is complete, we expect to continue to make incremental improvements targeted to its commercial performance.

Butamax

Between 2011 and 2015, we were involved in an intellectual property dispute with Butamax Advanced Biofuels LLC ("Butamax"). On August 22, 2015, we entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Butamax, E.I. du Pont de Nemours & Company ("DuPont") and BP renewable fuels North America LLC ("BP Renewable Fuels" and, together with Butamax and DuPont, the "Butamax Parties"), that resolved the various disputes, lawsuits and other proceedings between one or more of the Butamax Parties and us, and created a new business relationship pursuant to which we and Butamax granted rights to each other under certain patents and patent applications in accordance with the terms of a Patent Cross-License Agreement (the "License Agreement"), which was entered into by us and Butamax concurrently with the Settlement Agreement. On September 21, 2021, we and Butamax and its affiliate, Danisco US Inc., entered into an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which we purchased all of Butamax’s rights, title and interests in certain U.S. and foreign patents and patent applications, subject to specified conditions and encumbrances, relating to the production, recovery and use of biobutanol that were owned by Butamax (the "Purchased Assets"). The Purchased Assets were previously subject to the terms and conditions of the License Agreement. Except with respect to certain existing licenses granted by Butamax pursuant to the License Agreement and other terms set forth in the Purchase Agreement, the License Agreement was terminated as of the effective date of the Purchase Agreement. See Note 7, Intangible Assets, to out Consolidated Financial Statements included herein for further discussion.

Customers

As described in “Market Traction and Financeable Customer Contracts” above, we have a growing portfolio of long-term sales agreements for our products following completion of our full-scale production facilities.

We currently have limited production of SAF and other renewable hydrocarbons at our development scale plants, and as such, we are not dependent on any specific customers at this time. Additionally, given our production capacity compared to the overall size of the North American market and the fungible demand for our products, we do not believe that a decline in a specific customer's purchases would have a material adverse long-term effect upon our financial results.

Government Regulation - Environmental Compliance Costs

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture and marketing of second-generation renewable fuels. Our isobutanol and the next generation products isobutanol will be used to produce may require regulatory approval by governmental agencies prior to commercialization. In particular, renewable fuels are subject to rigorous testing and premarket approval requirements by the EPA’s Office of Transportation and Air Quality and regulatory authorities in other countries. In the U.S., various federal and, in some cases, state statutes and regulations also govern or impact the manufacturing, safety, storage and use of renewable fuels. The process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations requires the expenditure of substantial resources. Regulatory approval, if and when obtained for any of the next generation products isobutanol is used to produce, may be limited in scope, which may significantly limit the uses for which our isobutanol and these next generation products may be marketed.

When built at a dry-mill facility, our GIFT™ fermentation process creates iDGs™, a potential animal feed component, as a co-product. We are currently approved to sell iDGs™ as animal feed through the self-assessed Generally Regarded as Safe ("GRAS") process of the United States Food and Drug Administration (the "FDA") via third party scientific review. While we believe we can rely on the GRAS process as we update our biocatalysts to increase isobutanol production, for further customer assurance, we also intend to pursue approval upon a completed biocatalyst from the Center for Veterinary Medicine of the FDA. Even if we receive such approval, the FDA’s policies may change and additional government regulations may be enacted that could prevent, delay or require regulatory approval of our co-products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

Our process contains a genetically engineered organism which, when used in an industrial process, is considered a new chemical under the EPA’s Toxic Substances Control Act program ("TSCA"). The EPA’s Biotechnology Program under TSCA requires the submission of certain information of the Office of Pollution Prevention and Toxic Substances. Due to the nature of our microorganism, we can utilize the TSCA Biotechnology Program Tier I and Tier II exemption criteria at our Luverne Facility. As we expand our business activities, we will pursue the EPA’s Microbial Commercial Activity Notice process for future plants. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. However, the TSCA new chemical submission policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the U.S. or abroad.

There are various third-party certification organizations, such as ASTM International and Underwriters’ Laboratories, Inc. ("UL"), involved in certifying the transportation, dispensing and use of liquid fuel in the U.S. and internationally. In 2013, a specification for fuel grade isobutanol titled ASTM D7862 “Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel” was published. In April 2016, ASTM International completed its process of approving the revision of ASTM D7566 (Standard Specification for Aviation Turbine Fuel Containing Synthesized Hydrocarbons) to include alcohol to jet synthetic paraffinic kerosene ("ATJ-SPK") derived from renewable isobutanol. Gevo’s SAF is ATJ-SPK for purposes of ASTM D7566. In addition, UL has published guidance on the use of isobutanol-gasoline blends in its UL87A fuel dispensers. When ATJ-SPK, which meets the specifications of ASTM D7566, is blended at a level of 50% or lower with petroleum-based jet fuel, which meets the specifications of ASTM D1655, the entire blended product meets the specifications of ASTM D1655, conventional jet fuel. In other words, the blend containing the ATJ-SPK is completely fungible with any conventional D1655 jet fuel. Voluntary standards development organizations may change and additional requirements may be enacted that could prevent or delay marketing approval of our products. The process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. We do not anticipate a material adverse effect on our business or financial conditions as a result of our efforts to comply with these requirements, but we cannot predict the likelihood, nature or extent of adverse third-party requirements that might arise from future action, either in the U.S. or abroad.

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments in environmental controls at our facilities which cannot be estimated at this time. Present and future environmental laws and regulations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions could all require us to make substantial expenditures. For example, our air emissions are subject to the Clean Air Act, the Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. Under the Clean Air Act, the EPA has promulgated National Emissions Standards for Hazardous Air Pollutants ("NESHAP"), which could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we might still be required to come into compliance with another NESHAP at some future time. New or expanded facilities might be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility.

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

Various systems are being put in place around the world to measure CI and reduction of GHGs, with the intent of creating a system to monetize the value of the reduction of carbon. In order to benefit from such systems, companies need to have their products qualified through a regulatory process. There is no guarantee that any benefit could be gained. In 2019, we submitted a design pathway application to the California Air Resources Board to gain approval for low-carbon intensity ethanol utilizing beef manure biogas as a process input under the LCFS, and we may also seek approval under similar programs in the future.

People and Culture

Higher Purpose

Our employees strive to make environmental and social impacts in the world. Our employees are also guided by our Code of Business Conduct and Ethics, which helps them to uphold and strengthen the standards of integrity and innovation while continuously improving our environment, health, safety and sustainability, which has defined us since our founding. Our world and business may change, but our core values are a constant in everything we do.

Employees

As of December 31, 2021, we had 99 employees in North America. We also retain consultants, independent contractors, temporary and part-time workers. None of our facilities in the U.S. are covered by collective bargaining agreements. The Gevo team is made up of scientists, research and development experts, operations, administrative and business development professionals, skilled trades and energy technicians.

Total

Employment
Full-time	97
Part-time	2

Total	99

Department
Production	35
Research and Development	21
General, administrative and business development	43

Total	99

Location
Colorado	39
Iowa	5
Minnesota	23
Texas	7
South Dakota	19
Other	5
Foreign	1

Total	99

Code of Business Conduct and Ethics

We are committed to conducting business in accordance with the highest ethical standards. This means how we conduct ourselves is more than just a matter of policy and law; it is a reflection of our core values. Our Code of Business Conduct and Ethics provides specific guidance to all of our employees, outlining how they can and must uphold and strengthen the integrity that defines us. We maintain a global compliance hotline to allow for concerns to be brought forward.

Health and Safety

We strive to achieve safety excellence through increased focus on leading indicators, risk reduction, health and safety management systems and prevention to protecting the public health and environmental quality in our communities, as well as the health and safety of our employees, customers and neighbors. We strive to comply with all health and safety laws and regulations that apply to our business. We provide site safety orientation for all employees and guests as well as periodic refresher training for employees at the level appropriate for their role. We have received no violations and our proud that we have never had a fatality at a Gevo facility. During 2021, we had one recordable injury, no lost time incidents and a Total Recordable Injury Rate of 1.5.

Throughout the COVID-19 pandemic, we have remained focused on protecting the health, safety and well-being of our employees and managing the business to preserve our workforce. We provide time off for vaccinations and illness related to COVID-19. For all positions for which remote work is possible, employees have the choice to work from their home location to minimize potential exposure and ensure business continuity. We have implemented safety plans and protocols following guidance from the Centers for Disease Control, World Health Organization, and other federal, state, local and international regulations, and we continue to evolve our corporate and site-specific crisis management teams to actively manage and ensure compliance with these plans and protocols.

We are serious about maintaining the well-being of our employees and families, paying 100% of the premiums for health, dental and vision insurance for whole families. We also pay the premiums for disability and life insurance to assist in maintaining living standards when issues arise. We continue to endeavor to be agile in addressing employee needs in the quickly evolving environment while also being transparent across the workforce.

Diversity and Inclusion

In order to ensure that each of our employees can bring their full selves to work, we strive to foster a diverse, equitable, and inclusive workplace where all voices are heard and included. We continue to champion policies, practices and behaviors that amplify innovation on behalf of people, community and the planet. Diversity, equity and inclusion ("DEI") are critical to our success as an organization. Incorporating DEI into our business practices enhances innovation and enables our best talent to thrive in an environment where diverse perspectives are celebrated. This requires deliberate intention and action on the part of every employee and leader. We will continue to push forward on the path to a more diverse, equitable and inclusive culture and have committed to interview and consider at least one qualified woman and person of color for every open role, vice president and higher, including at the senior executive level and the Board of Directors.

We also launched our first women’s affinity group, led by our Chairman, Ruth Dreessen, to provide our women with the opportunity for mentorship from leaders throughout the organization.

We are working to improve gender and diversity at all levels of the business. As of December 31, 2021, women make up approximately 23% of our employee population and approximately 23% of our leadership roles, defined as manager and above. In 2021, we saw a decrease of approximately 6% of females in leadership roles within the organization. Further, employees identifying as diverse make up approximately 14% of our employee population and approximately 23% of our leadership roles, defined as manager and above. In 2021, we saw an increase of approximately 16% in diverse leaders within the organization. Last, we increased the gender diversity of the Gevo Board to 33% and are looking to expand the Board further to increase diversity and/or gender parity.

Attraction, Retention and Engagement

We are currently operating in an extremely challenging talent market. Market hiring surges, increased attrition and shifting work expectations have significantly impacted the attraction and retention of talent, creating a hyper-competitive marketplace. We understand that our long-term success will require a differentiated, targeted approach to talent attraction and retention. In response to these challenges, we took a number of actions in 2021 in an effort to enhance our ability to attract and retain diverse talent:

●	We launched an annual talent review process to advance our internal talent placements, as well as plan for succession and growth.
●

We conducted a compensation analysis and adjusted salaries for market competitiveness and pay equity. Minimum hourly wage rate is $19.00 an hour, which is 43% higher than minimum wage for Minnesota and $5.55 more per hour than the livable wage for an employee in the Rock County, MN.

●	We launched our flexible work approach that balances the benefits of working remotely with the experience of working on-site.
●

Our employees are enthusiastic about enriching their communities. We implemented a program to recognize their dedication and began matching community service efforts with up to 16 hours of paid time off.

We are committed to providing employment opportunities for people in our local communities. In 2022, we will be partnering with local technical colleges and universities to offer scholarships, tuition reimbursement and internships to students in the Energy programs and partner with them in showcasing non-traditional careers to achieve gender equity.

Our employees are highly engaged with our mission. We promote discussion and alignment through monthly town hall sessions with all employees, led by our CEO, Patrick Gruber, as well as fostering open door conversations with all members of management. Gevo is proud to have a 2021 turnover rate of 22.7%.

Further, we found that our employees could be effective while working outside the Gevo offices. Gevo’s management philosophy is to lead with trust in our employees and supports a culture which enables employees to do their best work. And, as a company focused on reducing the world's carbon footprint, we hold that value for our employees as well and encourage them to reduce their personal carbon footprint and work from their homes, as their respective positions allow. This policy has allowed us to attract talent we might not otherwise have if we had restricted hiring to certain geographies.

Human Rights

Gevo honors human rights and respects the individual dignity of all persons globally. Our commitment to human rights requires that we understand and carry out our responsibilities consistent with our values and practices. We strive to ensure that human rights are upheld for our employees and all workers in our supply chain. Our commitment to human rights is defined in the Code of Business Conduct and Ethics, our supplier code of conduct, our dealer code of conduct and related policies and practices, which establish clear guidelines for our employees, suppliers and dealers while helping to inform our business decisions. We do not tolerate human rights abuses, such as forced labor, unlawful child labor or human trafficking. We are proud to contribute to the places where we work and support the residents of these places.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and any amendments to those reports (including related exhibits and supplemental schedules) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website, as soon as reasonably practicable after such reports have been filed with, or furnished to, the SEC. Our website address is www.gevo.com. Information on our website is not incorporated by reference into, and does not constitute a part of, this report.

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

We incurred net losses of $59.2 million, $40.2 million and $28.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $557.4 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive limited revenue primarily from the sale of products produced at the Luverne and South Hampton Facilities.

Furthermore, we expect to spend significant amounts on the further development and commercial implementation of strategic plans and technology.

We also expect to spend significant amounts on (i) developing and financing our Net-Zero 1 Project and other similar growth projects, (ii) marketing, general and administrative expenses associated with our planned growth, (iii) management of operations as a public company, and (iv) debt service obligations. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant.

In particular, over time, costs related to defending the validity of our issued patents and challenging the validity of the patents of others at the United States Patent and Trademark Office (“USPTO”) may be significant. As a result, even if our revenues increase substantially, we expect to continue to incur new losses for the foreseeable future. We do not expect to achieve profitability during the foreseeable future and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional financings to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

We operate in a capital-intensive industry and will need substantial amount of capital to execute on our business plans. We believe that we will continue to expend substantial resources for the foreseeable future on further growth of our business, including developing, constructing, financing and acquiring facilities necessary for the production of our products on a commercial scale. These expenditures may include costs associated with our Net-Zero Projects, research and development, modifying and expanding the Luverne Facility to produce our products, developing biogas processing projects and wind projects, obtaining government and regulatory approvals, acquiring or constructing storage facilities and negotiating supply agreements for our products. In addition, other unanticipated costs may arise. Because the costs of developing our technology at a commercial scale are highly uncertain, we cannot reasonably estimate the amounts necessary to successfully commercialize our production.

To date, we have funded our operations primarily through equity offerings and issuances of debt. Based on our current plans and expectations, we will require additional funding to achieve our goals. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending against claims by others that we may be violating their intellectual property rights may be significant. Moreover, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than expected and may seek to raise additional funds through public or private debt or equity financings. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

●	the timing of and costs involved in financing and constructing our Net-Zero Projects, including our Net-Zero 1 Project;
●	the timing of and costs involved in obtaining permits;
●	the ability for us to deploy strains of yeast with improved performance that help to lower capital cost;
●	the timing and costs associated with any future RNG projects or expansion of the Gevo RNG project;
●	the costs involved in operating the Luverne Facility and South Hampton Facility;
●	the timing of and the costs involved in developing adequate storage facilities for the products we produce;
●	our ability to gain market acceptance for our products;
●	our ability to negotiate additional supply agreements for the products we produce, and the timing and terms of those agreements, including terms related to sales price;
●	our ability to negotiate sales of our products and the timing and terms of those sales, including terms related to sales price;
●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and
●	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent, trademark and other intellectual property claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

●	our Net-Zero Projects, including the Net-Zero 1 Project;
●	our plans to enter into agreements with strategic partners;
●	our production at the Luverne Facility, South Hampton Facility or other future facilities;
●	our development of future RNG facilities or expansion of the Gevo RNG project;
●	our efforts to prepare, file, prosecute, maintain and enforce patent, trademark and other intellectual property rights and defend against claims by others that we may be violating their intellectual property rights; and/or
●	our activities in developing storage capacity and negotiating and performing under supply agreements that may be necessary for the commercialization of our products.

Our business is capital-intensive in nature and we rely on external financing to fund our growth strategy, including the development and construction of our Net-Zero Projects and other similar growth projects. Limitations on access to external financing could adversely affect our operating results.

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

We plan to grow our business by building multiple production facilities, including greenfield and brownfield projects. Development projects may require us to spend significant sums for engineering, permitting, legal, financial advisory and other expenses before we determine whether a development project is feasible, economically attractive or capable of being financed.

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

We may be unable to successfully perform under current or future supply and distribution agreements to provide our products, which could harm our commercial prospects.

We have entered into several supply agreements pursuant to which we agreed to supply our products. Under certain of these supply agreements, the purchasers agreed to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the renewable hydrocarbon products under contract (a “take-or-pay” arrangement). The timing and volume commitment of certain of these agreements are conditioned upon, and subject to, our ability to complete the construction of a new or expanded production facility (the “Expanded Facility”). In order to commence construction of and complete the Expanded Facility, we must secure third-party financing. While we believe that we can secure adequate financing in order to commence construction of and complete the Expanded Facility and, in turn, perform under these agreements, we cannot assure you that we will be able to obtain adequate financing on favorable terms, or at all. Furthermore, we have not demonstrated that we can meet the production levels and specifications contemplated in certain of our current supply agreements, or future supply agreements. If our production is slower than we expect, if demand decreases or if we encounter difficulties in successfully completing the Expanded Facility, our counterparties may terminate our existing supply agreements and potential customers may be less willing to negotiate definitive supply agreements with us, and therefore cause our performance to suffer.

In addition, from time to time, we may enter into letters of intent, memoranda of understanding and other largely non-binding agreements or understandings with potential customers or partners in order to develop our business and the markets that we serve. We can make no assurance that legally binding, definitive agreements reflecting the terms of such non-binding agreements will be completed with such customers or partners, or at all.

Our supply agreements, including our take-or-pay purchase agreements, are subject to significant conditions precedent and, as a result, the revenues that we expect from such contracts may never be realized.

Our ability to realize revenue under our supply agreements, including our take-or-pay purchase agreements, is not guaranteed and is subject to significant conditions precedent. In order to actually realize revenue under such contracts, we are required to, among other things, complete the Expanded Facility or acquire, construct or retrofit a facility at another suitable location, which is, in turn, dependent on our ability to secure adequate financing. If we are unable to raise sufficient capital on acceptable terms, or at all, the revenues under such contracts may never be achieved. Our ability to obtain adequate financing will depend on, among other things, the status of our product development, our financial condition and general conditions in the capital, financial and debt markets at the time such financing is sought. In addition, any further equity or debt financings could result in the dilution of ownership interests of our then-current stockholders. Furthermore, even if we are able to satisfy all conditions precedent to our take-or-pay contracts, including completion of the Expanded Facility or acquiring, constructing or retrofitting a facility at another suitable location and securing adequate funding, we still may never realize the full amount of revenue that we expect or project to earn from such contracts. In any event, failure to realize the expected revenue thereunder would have a material adverse effect on our business, financial condition, results of operation and liquidity.

Fluctuations in the price of corn and other feedstocks may affect our cost structure.

Our approach to the renewable fuels and chemicals markets will be dependent on the price of corn and other feedstocks that will be used to produce our products. A decrease in the availability of plant feedstocks or an increase in the price may have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce as we may be unable to pass the full amount of feedstock cost increases on to our customers.

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

Our production facilities use significant amounts of energy to produce our products. Accordingly, our business is dependent upon electricity and natural gas produced by us or supplied by third parties. The prices and availability of energy resources are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as weather conditions, overall economic conditions and governmental regulations. Should the price of energy increase or be unavailable, our business could suffer and have a material adverse impact on our results of operations. In addition, a lack of availability of sufficient amounts of renewable energy to effectively decarbonize our facilities could have a material impact on our business and results of operations

Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels and bio-based chemicals.

Our renewable fuels may be considered an alternative to petroleum-based fuels. Therefore, if the price of oil falls, any revenues that we generate from renewable fuel products could decline and we may be unable to produce products that are a commercially viable alternative to petroleum-based fuels. Additionally, demand for liquid transportation fuels, including renewable fuels, may decrease due to economic conditions or other factors outside of our control, which could have a material adverse impact on our business and results of operations.

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

We may not be successful in the commercialization of alcohol-to-SAF projects utilizing Axens technology.

Our future success on alcohol-to-SAF projects depends on our ability to produce commercial quantities of SAF from ethanol using Axens technology. We may encounter challenges in scaling up the Axens technology and/or the technology may not work as expected, or at all on a commercial scale. In addition, the cost to construct commercial alcohol-to-SAF facilities or the production costs associated with the operation of such facilities may be higher than we project. If we encounter such difficulties, this could significantly affect our profitability and have a material adverse impact on our business and results of operations.

We may not be successful in the development of individual steps in the production of commercial quantities of renewable hydrocarbon products from plant feedstocks in a timely or economic manner, or at all.

Our future success depends on our ability to produce commercial quantities of low-carbon isobutanol, ethanol and/or renewable hydrocarbon products in a timely and economic manner. While we have produced isobutanol using our biocatalysts at the Luverne Facility in commercial-scale fermenters, our biocatalysts have not yet produced isobutanol at fully optimized levels in fermenters typical of a full-scale commercial facility. The risk of contamination and other problems rises as we increase the scale of our production. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target production yield, rate, concentration or purity at a commercial scale, which could delay or increase the costs involved in commercializing our production.

The technological and logistical challenges associated with producing, marketing, selling and distributing isobutanol, renewable hydrocarbon products and ethanol are complex, and we may not be able to resolve any difficulties that arise in a timely or cost-effective manner, or at all.

We have limited experience operating, and have never built, a commercial isobutanol, renewable hydrocarbon or ethanol facility. We believe that we understand the engineering and process characteristics necessary to successfully build the additional facilities that we are contemplating and to scale up to larger facilities. We expect to incur additional capital expenditures to increase production of low-carbon isobutanol and renewable hydrocarbon products at our Net-Zero Projects and potentially also at the Luverne Facility. Our assumptions, however, may prove to be incorrect. Accordingly, we cannot be certain that we can consistently produce low-carbon isobutanol, ethanol or renewable hydrocarbon products in an economical manner in commercial quantities. If we fail to consistently produce low-carbon isobutanol, renewable hydrocarbon products and/or ethanol economically on a commercial scale or in commercial volumes, our commercialization of low-carbon isobutanol, ethanol or renewable hydrocarbon products and our business, financial condition and results of operations will be materially adversely affected.

Our actual costs may be greater than expected in developing our growth projects, causing us to realize significantly lower profits or greater losses on our projects.

We generally must estimate the costs of completing a specific project to prior to the construction of the project. The actual cost of labor and materials may vary from the costs we originally estimated. These variations may cause gross profit for a project to differ from those we originally estimated. Cost overruns on our growth projects could occur due to changes in a variety of factors such as:

●	failure to properly estimate costs of engineering, materials, equipment, labor or financing;
●	unanticipated technical problems with the structures, materials or services;
●	unanticipated project modifications;
●	changes in the costs of equipment, materials, labor or contractors;
●	our suppliers' or contractors' failure to perform;
●	changes in laws and regulations; and
●	delays caused by weather conditions.

As projects grow in size and complexity, multiple factors may contribute to reduced profit or greater losses, and depending on the size of the particular project, variations from the estimated project costs could have a material adverse effect on our business. For example, if project costs exceed our estimates, it could cause us to realize significantly lower profits or greater losses on our projects.

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

In addition, if we decide to utilize the Luverne Facility for production of our products, it is important to note that the Luverne Facility was constructed in 1998. As an older production facility, the Luverne Facility may be more susceptible to maintenance issues that result in production challenges than newer production facilities. Any such production challenges may delay our ramp up of production capacity, prevent us from producing significant quantities of our products.

We may be unable to produce renewable hydrocarbon products in accordance with customer specifications.

We may be unable to produce renewable hydrocarbon products to meet customer specifications, including those defined in ASTM D7862 "Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel," ASTM D7566 "Standard Specifications for Aviation Turbine Fuel Containing Synthesized Hydrocarbons" or specifications to carbon intensity standards. We may need to add additional processing steps or incur capital expenditures in order to meet customer specifications which could add significant costs to our production process. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may have the right to seek an alternate supply of isobutanol or renewable hydrocarbon products and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. A failure to successfully meet the specifications of our potential customers could decrease demand and significantly hinder market adoption of our products, thus having a material adverse impact on our business and results of operations.

We lack significant experience operating commercial-scale facilities and may encounter substantial difficulties operating commercial plants or expanding our business.

We have limited experience operating commercial-scale isobutanol, ethanol, RNG and other renewable hydrocarbon facilities concurrently. Accordingly, we may encounter significant difficulties operating at a commercial scale once we expand our production capabilities, including at our Gevo RNG and Net-Zero Projects. Additionally, if we elect to produce any of our products at the Luverne Facility, we will need to successfully administer and manage this production. Although the employees at the Luverne Facility are experienced in the operation of ethanol facilities, and our future development partners or the entities that we acquire may likewise have such experience, we may be unable to manage production operations. The skills and knowledge gained in operating our current facilities may prove insufficient for successful operation of a large-scale facility or the Expanded Facility, and we may be required to expend significant time and money to develop our capabilities in large-scale facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

We may face additional operational difficulties as we further expand our production capacity, including our RNG facilities and the Expanded Facility. Integrating new facilities with our existing operations may prove difficult. Rapid growth, resulting from our operation of, or other involvement with, isobutanol and renewable hydrocarbon facilities or otherwise, may impose a significant burden on our administrative and operational resources. To effectively manage our growth and execute our expansion plans, we will need to expand our administrative and operational resources substantially and attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. Failure to meet the operational challenges of developing and managing increased production, or failure to otherwise manage our growth, may have a material adverse effect on our business, financial condition and results of operations.

We may have difficulties gaining market acceptance and successfully marketing our renewable hydrocarbon products to customers, including chemical producers, fuel distributors and refiners.

A key component of our business strategy is to market our products to chemical producers, fuels distributors, refiners and other fuel and chemical industry market participants. We have limited experience marketing our products on a commercial scale and we may fail to successfully negotiate marketing agreements in a timely manner or on favorable terms. If we fail to successfully market our products to refiners, fuels distributors, chemical producers and others, our business, financial condition and results of operations will be materially adversely affected.

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

Even if we are successful in consistently producing our products on a commercial scale, we may not be successful in negotiating additional fuel supply agreements or pricing terms to support the growth of our business.

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. We lack significant commercial operating experience and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully negotiate, structure and fulfill long-term supply agreements for our products. Certain agreements with existing and potential customers may initially only provide for the purchase of limited quantities from us. Our ability to increase our sales will depend in large part upon our ability to expand these existing customer relationships into long-term supply agreements. Maintaining and expanding our existing relationships and establishing new ones can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

Our isobutanol may be less compatible with existing refining and transportation infrastructure than we believe, which may hinder our ability to market our isobutanol on a large scale.

We believe that our isobutanol is fully compatible with existing refinery infrastructure. For example, when making isobutanol blends, we believe that gasoline refineries will be able to pump our isobutanol through their pipes and blend it in their existing facilities without damaging their equipment. If our isobutanol proves unsuitable for such handling, it will be more expensive for refiners to use our isobutanol than we anticipate, and they may be less willing to adopt it as a gasoline blendstock, forcing us to seek alternative purchasers.

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

If appropriate opportunities become available, we may enter into joint ventures with the owners of existing ethanol production facilities in order to acquire access to additional production capacity and renewable hydrocarbon production capabilities. We currently anticipate that in each such joint venture, the ethanol producer would contribute access to its existing ethanol production facility and we would be responsible for retrofitting such facility. Upon completion of any retrofit, and in some cases the attainment of certain performance targets, we expect both parties to the joint venture would receive a portion of the profits from the sale of products, consistent with our business model. In connection with these joint ventures, we could incur substantial debt to fund the retrofit of the accessed facilities and we could assume significant liabilities.

Realizing the anticipated benefits of joint ventures, including projected increases to production capacity and additional revenue opportunities, involves a number of potential challenges. The failure to meet these challenges could seriously harm our financial condition and results of operations. Joint ventures are complex and time consuming and we may encounter unexpected difficulties or incur unexpected costs related to such arrangements, including:

●	difficulties negotiating joint venture agreements with favorable terms and establishing relevant performance metrics;
●	difficulties completing the retrofits of the accessed facilities using our integrated fermentation technology;
●	the inability to meet applicable performance targets related to the production of products;
●	difficulties obtaining the permits and approvals required to produce and sell our products in different geographic areas;
●	complexities associated with managing the geographic separation of accessed facilities;
●	diversion of management attention from ongoing business concerns to matters related to the joint ventures;
●	difficulties maintaining effective relationships with personnel from different corporate cultures; and
●	the inability to generate sufficient revenue to offset retrofit costs.

Our joint venture partners may have significant amounts of existing debt and may not be able to service their existing debt obligations, which could cause the failure of a specific project and the loss by us of any investment we have made to retrofit the facilities owned by the joint venture partner. In addition, if we are unable to meet specified performance targets related to the production of our products at a facility owned by one of our joint venture partners, we may never become eligible to receive a portion of the profits of the joint venture and may be unable to recover the costs of retrofitting the facility.

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

The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It resulted in travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. It is possible that that the impact of the COVID-19 pandemic on general economic activity could continue to negatively impact our revenue and operating results for 2022 and beyond. In light of the current and potential future disruption to our business operations and those of its customers, suppliers and other third parties with whom we do business, we considered the impact of the COVID-19 pandemic on our business. The impact of the COVID-19 pandemic on the global transportation industry could continue to result in varying demand for our transportation fuel products, which could have a material adverse effect on our business, financial condition and our prospects for the foreseeable future.

The risks generally associated with the COVID-19 pandemic could magnify other risks discussed in this Report and any of our SEC filings. For example, the evolving changes in financial markets could have a material impact on our ability to obtain additional financing, which could impact our liquidity. Volatility in the financial markets could make it more difficult to raise money from selling equity on the capital markets, the impact of COVID-19 on financial markets could limit potential lenders’ ability to provide funds for the financing of our Net-Zero Projects or the terms of any finance transactions could be worse than anticipated. In addition, the effectiveness of external parties, including governmental and non-governmental organizations, in continuing to combat the spread and severity of COVID-19 could have a material impact on demand for our business. Further, steps taken by market counterparties such as commercial airlines could have an impact on their ability to perform under agreements to which we are a party, which could impact our business. Commercial counterparties may also seek to amend supply agreements in the future as a result of COVID-19 or other similar pandemics. The full extent of the impact and effects of the COVID-19 pandemic on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

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

Furthermore, the importance of such information technology systems and networks and systems has increased due to many of our employees working remotely. Additionally, if one of our service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions.

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

We may engage in hedging transactions, which could adversely impact our business.

In the future, we may engage in hedging transactions to offset some of the effects of volatility in commodity prices. Hedging activities may cause us to suffer losses, such as if we purchase a position in a declining market or sell a position in a rising market. Furthermore, hedging would expose us to the risk that we may have under- or over-estimated our need for a specific commodity or that the other party to a hedging contract may default on its obligation. If there are significant swings in commodity prices, or if we purchase more corn for future delivery than we can process, we may have to pay to terminate a futures contract, resell unneeded corn inventory at a loss or produce our products at a loss, all of which would have a material adverse effect on our financial performance. We may vary the hedging strategies we undertake, which could leave us more vulnerable to increases in commodity prices or decreases in the prices of our products. Future losses from hedging activities and changes in hedging strategy could have a material adverse effect on our operations.

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

As our products have not previously been used as a commercial fuel in significant amounts, their use subjects us to product liability risks.

Isobutanol, SAF and renewable premium gasoline have not been used as a commercial fuel in large quantities or for a long period of time. Research regarding these products and its distribution infrastructure is ongoing. Although isobutanol, SAF and renewable premium gasolines have been tested on some engines, there is a risk that they may damage engines or otherwise fail to perform as expected. If these products degrade the performance or reduce the life-cycle of engines, or cause them to fail to meet emissions standards, market acceptance could be slowed or stopped, and we could be subject to product liability claims. A significant product liability lawsuit could substantially impair our production efforts and could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. We undertook a detailed study of our net operating loss carryforwards through December 31, 2021 to determine whether such amounts are likely to be limited by Section 382 of the Code. As a result of this analysis, we currently believe any Section 382 of the Code limitations will significantly impact our ability to offset income with available net operating loss carryforwards. We have experienced more than one ownership change in prior years, and the issuance of shares in connection with our initial public offering itself triggered an ownership change. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change, as may future equity offerings or acquisitions that have equity as a component of the purchase price.

Competitiveness of our products for fuel use (including RNG) depends in part on government economic incentives for renewable energy projects or other related policies that could change.

We depend, in part, on international, federal, state and local government incentives, including but not limited to RINs, LCFS credits in California, Clean Fuel Program credits in Oregon, Renewable Energy Credits (“RECs”), rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy. These government economic incentives could be reduced or eliminated altogether, or the categories of renewable energy qualifying for such government economic incentives could be changed. These renewable energy program incentives are subject to regulatory oversight and could be administratively or legislatively changed in a manner that could have a material adverse effect on our operations. Reductions in, changes to, or eliminations or expirations of governmental incentives could result in decreased demand for, and lower revenues from, our projects and products. Further, our ability to generate revenue from the various government economic incentives depends on our strict compliance with the applicable federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine that we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate revenue from the economic incentives could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions.

In addition, we may be required to register our projects or qualify our products with the federal government, various states or other countries. Delays in obtaining registration or qualification of our projects or products could delay future revenues and could adversely affect our cash flows. Further, we typically make a large investment in our projects prior to receiving registration and/or qualification. Failure of our projects or products to qualify for government economic incentives could have a material adverse effect on our business.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Many companies have encountered significant problems in protecting and enforcing intellectual property rights in certain foreign jurisdictions, and, particularly with any future international partners, we may face new and increased risks and challenges in protecting and enforcing our intellectual property rights abroad. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to bioindustrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patents and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to enforce our intellectual property rights in such countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

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

A critical state program is California's LCFS program, which is designed to reduce GHG emissions associated with transportation fuels used in California by ensuring that the fuel sold in California meets declining targets for such emissions. The regulation quantifies life-cycle GHG emissions by assigning a CI score to each transportation fuel based on that fuel’s life-cycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer (the “Regulated Party”), is required to ensure that the overall CI score for its fuel pool meets the annual CI target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel and their blend stocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Several other states also have or are considering adopting this model. Oregon’s Clean Fuels Program, enacted in 2009 and implemented in 2016, operates using a credit system similar to the California LCFS program. Any changes to California’s LCFS program or failure of other states to implement similar programs could have a material adverse effect on our business and the results of our operations.

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

Additionally, our isobutanol, ethanol and/or renewable hydrocarbon plants may emit GHG. Any changes in state or federal emissions regulations, including the passage of cap-and-trade legislation or a carbon tax, could limit our production of isobutanol, renewable hydrocarbon products and iDGs and increase our operating costs, which could have a material adverse effect on our business, financial condition and results of operations. The results of U.S. elections could lead to changes in federal or state laws and regulations that could have a material adverse effect on our business, prospects, financial condition and results of operations.

We use hazardous materials in our business and we must comply with environmental laws and regulations. Any claims relating to improper handling, storage or disposal of these materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.

Our research and development processes involve the use of hazardous materials, including chemical, radioactive and biological materials. Our operations also produce hazardous waste. We cannot eliminate entirely the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of, and human exposure to, these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Although we believe that our activities conform in all material respects with environmental laws, there can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, third-party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business.

Our international activities may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.

In the course of our relationships with international partners, we may become subject to certain foreign tax, environmental and health and safety regulations that did not previously apply to us or our products. Such regulations may be unclear, not consistently applied and subject to sudden change. Implementation of compliance policies could result in additional operating costs, and our failure to comply with such laws, even inadvertently, could result in significant fines and/or penalties.

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

Historically, we have raised capital by issuing common stock and warrants in public offerings because no other reasonable sources of capital were available. These public offerings of common stock and warrants have materially and adversely affected the prevailing market prices of our common stock and caused significant dilution to our stockholders. We have also historically raised capital or refinanced outstanding debt through the issuance of convertible notes.

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

The market price of shares of our common stock has experienced significant price and volume fluctuations. We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

●	actual or anticipated fluctuations in our liquidity, financial condition and operating results;
●	the position of our cash and cash equivalents;
●	the capital costs required to construct our Net-Zero Projects;
●	our ability to obtain certain regulatory permits or approvals for our production facilities, including our Net-Zero Projects;
●	the impact of the COVID-19 pandemic to our business, our financial condition, our results of operation and liquidity;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	announcements of technological innovations by us, our partners or our competitors;
●	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;
●	our ability to consistently produce commercial quantities of our products;
●	additions or losses of customers or partners;
●	our ability to obtain certain regulatory approvals for the use of our isobutanol and ethanol in various fuels and chemicals markets;
●	commodity prices, including oil, ethanol and corn prices;
●	additions or departures of key management or scientific personnel;
●	competition from existing products or new products that may emerge;
●	issuance of new or updated research reports by securities or industry analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	litigation involving us, our general industry or both;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcements or expectations of additional financing efforts or the pursuit of strategic alternatives;
●	changes in existing laws, regulations and policies applicable to our business and products, and the adoption of or failure to adopt carbon emissions regulation;
●	sales of our common stock or equity-linked securities, such as warrants, by us or our stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	general market conditions in our industry; and
●	general economic and market conditions, including as a result of the COVID-19 pandemic.

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

The estimates and assumptions on which our financial projections are based may prove to be inaccurate.

Our financial projections, including any projected investment returns on projects, sales or earnings guidance or outlook that we may provide from time to time, are dependent on estimates and assumptions related to, among other things, industry growth, product and plant development, estimated capital expenses for growth development projects, market share projections, product pricing and sale, customer interest in our products, availability of government incentives, tax rates,  accruals for estimated liabilities, and our ability to raise sufficient funds or generate sufficient cash flow to continue operations and/or expand our production capabilities. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections.

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

We are subject to anti-takeover provisions in our certificate of incorporation, our bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.

Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of the Company. Among other things, our certificate of incorporation and bylaws provide for a board of directors that is divided into three classes with staggered three-year terms, provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our board of directors may call a special meeting of the stockholders. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire the Company may be considered beneficial by some stockholders.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware shall, unless we consent in writing to the selection of an alternative forum, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.

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

If a court were to find the exclusive forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

On February 7, 2022, an incident occurred at one of the anaerobic digesters that is part of our RNG project that resulted in the accidental discharge of a mixture of water and manure into the environment. We promptly notified the Iowa Department of Natural Resources (the “DNR”) and began mitigation work to minimize the impact of the discharge.  The DNR has issued Gevo a notice of violation in connection with the discharge.  There is a possibility that the Iowa Department of Natural Resources will initiate an enforcement action that could result in  a monetary sanction being levied against Gevo for the accidental discharge. We do not believe that any such monetary sanction would be material or exceed $300,000.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market for Common Stock

Market Information

The Company's common stock is listed and traded on the Nasdaq Capital Market under the symbol "GEVO".

Holders of Record

As of January 31, 2022, there were approximately 35 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividends

No cash dividends have been paid on our common stock to date, nor do we anticipate paying dividends in the foreseeable future. Any future determination to declare cash dividends on our common stock will be made at the discretion of our Board of Directors, subject to compliance and limitations under our debt arrangements in effect at such time.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2021 to October 31, 2021	—	$—	—	—
November 1, 2021 to November 30, 2021	—	$—	—	—
December 1, 2021 to December 31, 2021 (1)	15,900	$4.84	—	—

Total	15,900	$4.84	—	—

(1)	Represents shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The following line graph compares the cumulative total shareowner return on our common stock against the cumulative total return of the S&P Smallcap 600 Index and the NASDAQ Clean Edge Green Energy Index for the each of the five years ended December 31, 2021. The graph assumes a $100 investment in our common stock and each index at December 31, 2016.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2017	2018	2019	2020	2021

Gevo, Inc.	$100.00	$17.06	$2.83	$3.34	$6.14	$6.18
S&P Smallcap 600	100.00	113.23	103.63	127.24	141.60	179.58
NASDAQ Clean Edge Green Energy	100.00	132.05	116.05	165.57	471.59	459.13

The information in the graph will not be considered solicitation material, nor will it be filed with the SEC or incorporated by reference into any future filing under the Securities Act or the Exchange Act, unless we specifically incorporate it by reference into our filing.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (this “Annual Report”). Some of the information contained in this discussion and analysis and set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part I, Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

We are a growth-oriented company with the mission of solving greenhouse gas emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen. We are focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a "net-zero" GHG footprint. We believe that this addresses the global need of reducing GHG emissions with "drop in" sustainable alternatives to petroleum fuels. We use the Argonne National Laboratory’s GREET model to measure, predict and verify GHG emissions across the life-cycle of our products. The "net-zero" concept means that we expect to produce fuels that consume as much carbon dioxide in their manufacture as they produce when burned.

Our primary market focus, given current demand and growing customer interest, is SAF. We believe that we also have commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks, and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The global fuel consumption by commercial airlines was an all-time high of 95 billion gallons in 2019. However, due to the COVID-19, the fuel consumption dropped to only 52 billion gallons in 2020 and reached 57 billion gallons in 2021. The airline industry is looking for at least 10% of its fuel needs to be sustainable by 2030 (with the potential for up to 30% at the high end).

Our production processes use carbohydrates as a feedstock. Carbohydrates are plant matter that results from photosynthesis. Photosynthesis is the natural process by which carbon dioxide is captured from the air by plants. The carbon in carbohydrates is therefore renewable because it is already in the atmosphere. The carbohydrates are fermented to produce alcohol intermediate products (e.g., ethanol or isobutanol). The alcohol-based intermediates are then chemically processed to make renewable hydrocarbons.

We believe that we will be able to develop the marketplace, customers, and production capacity to achieve at least 1 billion gallons of sales by 2030. We believe that two approaches will be required. The first approach, the development of greenfield sites (i.e., the development of a project on an undeveloped site), allows us to optimize production and the integration of technology. We expect that utilizing greenfield sites will have the potential to achieve lower CI scores over the long run, compared to other approaches. The second approach, leveraging installed alcohol production capacity, has the advantage that the fermentation capacity already exists via existing ethanol plants. Those existing ethanol plants would need to be decarbonized and hydrocarbon production capacity would need to be installed.

In early 2021, we announced the concept of “Net-Zero Projects” as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (photosynthetic, wind, renewable natural gas, biogas) from a variety of sources into energy dense liquid hydrocarbons that when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the whole life-cycle of the liquid fuel as measured across the whole of the life-cycle based on the GREET Model, the pre-eminent science-based life-cycle analysis model. The GREET Model takes into account emissions and impacts "cradle to cradle" for renewable resource-based fuels including inputs and generation of raw materials, agriculture practices, chemicals used in production processes of both feedstocks and products, energy sources used in production and transportation and the end use of the products, which for fuel products is usually burning to release energy.

Recent Developments

At-the-Market Offering Program. In September 2021, the at-the-market offering program was amended to provide available capacity under the at-the-market offering program of $500 million.

During the year ended December 31, 2021, we issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses totaling $3.6 million.

COVID-19

COVID-19. The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It resulted in travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. It is possible that that the impact of the ongoing COVID-19 pandemic on general economic activity could continue to negatively impact the Company's revenue and operating results, particularly as new variants of COVID-19 are discovered. In light of the current and potential future disruption to its business operations and those of its customers, suppliers and other third parties with whom the Company does business, management considered the impact of the COVID-19 pandemic on the Company's business. The impact of the COVID-19 pandemic on the global transportation industry could continue to result in less demand for the Company's transportation fuel products, which could have a material adverse effect on the Company's business, financial condition and prospects for the foreseeable future.

During the first quarter of 2020, we suspended production at our Luverne Facility due to COVID-19 and an unfavorable commodity environment. The suspension of production and a corresponding reduction in the Company's workforce that occurred during the first quarter of 2020 had an adverse impact on the Company's financial results for the year ended December 31, 2021, reducing revenue by 87% compared to the year ended December 31, 2020. Revenue was reduced by 77% for the year December 31, 2020 compared to the year ended December 31, 2019 as a result of COVID-19. The Luverne Facility re-commenced operations during July 2021. There is a risk that COVID-19 could have a material adverse impact on the development of the Company's Net-Zero 1 Project, customer demand and cash flow, depending on the extent of our future production activities.

The Company has considered multiple scenarios, with both positive and negative inputs, as part of the significant estimates and assumptions that are inherent in its financial statements and are based on trends in customer behavior and the economic environment throughout the year ended December 31, 2021 and beyond as the COVID-19 pandemic has impacted the industries in which the Company operates. These estimates and assumptions include the collectability of billed receivables and the estimation of revenue and tangible assets. With regard to collectability, the Company believes it may face atypical delays in client payments going forward, but the Company has not experienced significant delays in collection as of December 31, 2021. In addition, management believes that the demand for certain discretionary lines of business may decrease, and that such decrease will impact its financial results in succeeding periods. Non-discretionary lines of business may also be adversely affected, for example because reduced economic activity or disruption in hydrocarbon markets could reduce demand for SAF, isooctane and isooctene.

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

This section of this Report discusses year-to-year comparisons between 2021 and 2020, as well as other discussions of 2021 and 2020 items. The complete Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2020 and 2019 and other discussions of 2019 items can be found within Part II, Item 7, to our Annual Report on Form 10-K filed with the SEC on March 17, 2020, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.gevo.com.

Comparison of the Years Ended December 31, 2021 and 2020

(in thousands)

	Years Ended December 31,
	2021	2020	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$50	$3,809	$(3,759)
Hydrocarbon revenue	483	1,501	(1,018)
Other revenue	178	226	(48)
Total revenues	711	5,536	(4,825)

Cost of goods sold	7,687	9,313	(1,626)
Depreciation and amortization	4,478	5,690	(1,212)

Gross loss	(11,454)	(9,467)	(1,987)

Operating expenses
Research and development expense	6,775	3,511	3,264
Selling, general and administrative expense	25,493	11,192	14,301
Preliminary stage project costs	10,581	1,698	8,883
Loss on disposal of assets	5,137	625	4,512
Depreciation and amortization	650	214	436
Restructuring expense	—	254	(254)
Total operating expenses	48,636	17,494	31,142

Loss from operations	(60,090)	(26,961)	(33,129)

Other income (expense)
Gain on forgiveness of SBA Loans	641	—	641
Interest expense	(251)	(2,094)	1,843
Interest and dividend income	571	102	469
(Loss) from modification of 2020 Notes	—	(732)	732
(Loss) on conversion of 2020/21 Notes to common stock	—	(1,916)	1,916
(Loss) gain from change in fair value of 2020/21 Notes embedded derivative liability	—	(8,607)	8,607
Other income (expense), net	(74)	22	(96)
Total other income (expense)	887	(13,225)	14,112

Net loss	$(59,203)	$(40,186)	$(19,017)

Revenue. As a result of COVID-19 and in response to an unfavorable commodity environment, we suspended ethanol and distiller's grains production in March 2020. Revenue from the sale of ethanol, isobutanol and related products during the year ended December 31, 2021 was $0.7 million, a decrease of $4.8 million from the year ended December 31, 2020.

Hydrocarbon revenues are comprised of SAF, isooctane and isooctene sales. Hydrocarbon revenue decreased $1.0 million during the year ended December 31, 2021 primarily as a result of fewer shipments of finished products from the South Hampton Facility. The South Hampton Facility was unable to produce significant amounts of jet fuel during the second half of 2021 due to a lack of availability of isobutanol to convert into SAF renewable jet fuel after halting production due to impacts from COVID-19. The South Hampton Facility began producing renewable premium gasoline or jet fuel with supply from the Luverne Facility during the fourth quarter of 2021.

Cost of goods sold. Our cost of goods sold decreased $1.6 million during the year ended December 31, 2021 compared to the prior year primarily the result of suspending ethanol production in March 2020 as a result of COVID-19 and in response to an unfavorable commodity environment. We began producing isobutanol during the third quarter 2021 resulting in higher production costs. The cost of goods sold was significantly higher for isobutanol without the coproduction of ethanol as operated in previous years as we worked to improve and refine our production processes. Cost of goods sold included inventory write down to net realizable value of approximately $5.2 million and $1.2 million during the years ended December 31, 2021 and 2020, respectively.

Prior to the Luverne Facility restarting production, cost of goods sold was primarily comprised of costs to process SAF, isooctane and isooctene at our South Hampton Facility, as well as costs to maintain the Luverne Facility.

Depreciation and amortization. Depreciation and amortization related to cost of goods sold decreased approximately $1.2 million during the year ended December 31, 2021 compared to the prior year as certain assets became fully depreciated during the year ended December 31, 2020. Depreciation and amortization related to cost of operating expenses increased approximately $0.4 million during the year ended December 31, 2021 compared to the prior year primarily due to $0.3 million of amortization for patents acquired in September 2021.

Research and development expense. Research and development expense increased by approximately $3.3 million during the year ended December 31, 2021 compared with to the prior year, due primarily to $2.2 million of personnel costs from increased headcount, recruiting and stock-based compensation and $0.9 million of consulting expenses as we work to improve our process for growing and fermenting yeast strains.

Selling, general and administrative expense. Selling, general and administrative expenses increased approximately $14.3 million during the year ended December 31, 2021 compared to the prior year, due primarily to $9.7 million increase in personnel costs related to increased headcount, recruiting costs and stock-based compensation, $1.7 million for increased consulting fees related to regulatory consulting and compliance with Section 404(b) of the Sarbanes-Oxley Act, $1.1 million attributable to professional fees related to new contracts and extensive shareholder outreach for the annual stockholder meeting and $1.0 million for higher costs for insurance.

Preliminary stage project costs. Preliminary stage project costs increased by approximately $8.9 million during the year ended December 31, 2021 compared with the prior year due primarily to increased consulting and research and development expenses related to our Gevo RNG and Net-Zero projects. During the year ended December 31, 2021, the preliminary stage project costs were primarily related to $5.7 million of front-end engineering costs and $2.7 million for personnel expenses to support the growth in business activity for our Gevo RNG and Net-Zero projects. During the year ended December 31, 2020, the preliminary stage project costs were primarily related to consulting for front-end engineering costs and for personnel expenses to support the growth in business activity at our Gevo RNG project. During the second quarter 2021, we began capitalizing the Gevo RNG project costs after completing certain front-end engineering studies and determining it was probable that we would build the Gevo RNG project. During the third quarter 2021, we began capitalizing our Net-Zero 1 project costs after completing certain front-end engineering studies and determining it was probable that we would build Net-Zero 1.

Loss on disposal of assets. As a result of suspending the production of ethanol at the Luverne Facility, we wrote-off $5.1 million of costs related to the installation of the fractionation equipment returned to the manufacturer during the year ended December 31, 2021. The returned equipment and related installation costs had been planned to be used in ethanol production.

Restructuring expenses. During the year ended December 31, 2020, we incurred $0.3 million of restructuring charges related to the restructuring of Agri-Energy in response to COVID-19, termination of employees at Agri-Energy and Gevo and renegotiating contracts.

Gain on forgiveness of SBA Loans. During the year ended December 31, 2021, the Small Business Administration forgave $0.6 million of the Company's SBA Loans and accrued interest.

Interest expense. Interest expense during the year ended December 31, 2021 decreased by $1.8 million compared to the prior year, due to the conversion of our 12% convertible senior secured notes due 2020/2021 (the “2020/21 Notes”) to common stock during 2020. During the year ended December 31, 2021, we capitalized $2.1 million of interest associated with the Gevo RNG project.

Interest and dividend income. Interest and dividend income increased approximately $0.5 million during the year ended December 31, 2021 compared to the prior year due to interest earned from investments in marketable securities.

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

(Loss) gain from change in fair value of the 2020/21 Notes and 2020 Notes embedded derivative liability. We incurred no gain (loss) from the change in fair value of the 2020/21 Notes during the year ended December 31, 2021 since the 2020/21 Notes and the 2020 Notes were converted to common stock in 2020.

Sources of Our Revenues

Our current and historic revenues are primarily derived from: (i) the sale of isobutanol and related products; (ii) hydrocarbon sales consisting primarily of the sale of SAF and isooctane derived from our isobutanol; and (iii) government grants and research and development programs.

Principal Components of Our Cost Structure.

Cost of Goods Sold. Our cost of goods sold consists primarily of costs directly associated with the production of isobutanol, SAF and isooctane. Such costs include direct materials, direct labor, other operating costs and certain plant overhead costs. Direct materials include corn feedstock, denaturant and process chemicals. Direct labor includes compensation (including stock-based compensation) of personnel directly involved in production operations. Other operating costs include utilities and natural gas and wind power usage.

Depreciation and Amortization. Depreciation and amortization associated with costs of goods sold relates to property, plant and equipment directly associated with the production of isobutanol, SAF and isooctane. Depreciation and amortization associated with operating expenses relates to property, plant and equipment used in product development and unrelated to cost of goods sold.

Research and Development. Our research and development expense consists of costs incurred to identify, develop and test our technologies for the production of isobutanol and the development of downstream applications thereof. Research and development expense include personnel costs (including stock-based compensation), consultants and related contract research, facility costs, supplies, license fees paid to third parties for use of their intellectual property and patent rights and other overhead expenses incurred to support our research and development programs.

Selling, General and Administrative. Selling, general and administrative expense consist of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, insurance costs, occupancy-related costs, travel and relocation expenses and hiring expenses.

Preliminary Stage Project Costs. Preliminary stage project costs consist of consulting, preliminary engineering costs, personnel expenses (including stock-based compensation) and research and development expenses to support the business activities of our Gevo RNG and Net-Zero projects.

Loss on Disposal of Assets. Loss on disposal of assets consists of costs related to the installation of the fractionation equipment returned to the manufacturer as a result of suspending the production of ethanol at the Luverne Facility. The returned equipment and related installation costs had been planned to be used in ethanol production.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents totaling $40.8 million, short and long-term restricted cash totaling $95.2 million and short and long-term marketable securities totaling $339.7 million. The marketable securities are highly liquid and can be converted to cash when it is needed for operations.

Since our inception in 2005, we have devoted most of our cash resources to research and development, manufacturing ethanol, isobutanol and related products and selling, general and administrative activities related to the commercialization of isobutanol and related products from renewable feedstocks. We have incurred losses since inception and expect to incur losses at least until our expected large-scale hydrocarbon production capacity is fully operational. We have financed our operations primarily with proceeds from multiple sales of equity and debt securities, borrowings under debt facilities and product sales. During 2021, we invested most of those proceeds for the upgrade, development and construction of our existing facilities and new projects associated with the Luverne Facility, Gevo RNG and Net-Zero 1.

The continued operation of our business is dependent upon raising additional capital through future public and private equity offerings, debt financings or through other alternative financing arrangements. Successful attainment of profitable operations is dependent upon future events, including our ability to raise sufficient capital to expand our commercial hydrocarbon production capabilities, completion of our development activities, continued advancement of our hydrocarbon sales agreements, continued advancement of our technologies and knowhow and attracting and retaining qualified personnel.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2021	2020

Net cash used in operating activities	$(43,536)	$(19,338)
Net cash used in investing activities	(411,620)	(5,905)
Net cash provided by financing activities	512,851	87,279

Operating Activities

Our primary uses of cash from operating activities are personnel related expenses and research and development-related expenses including costs incurred under development agreements, costs of licensing of technology, legal-related costs, expenses for production of isobutanol and related products and expenses for the operation of the Luverne Facility and South Hampton Facility.

During the year ended December 31, 2021, net cash used for operating activities was $43.5 million compared to $19.3 million for the year ended December 31, 2020. The $24.2 million decrease in operating cash flows was primarily due to increased costs associated with beginning production of isobutanol during the third quarter 2021 and maintenance of the Luverne Facility, increased engineering and development fees on our Gevo RNG and Net-Zero 1 projects, increases in personnel expenses to support the growth in business activity, professional fees related to new contracts and extensive shareholder outreach for the annual stockholder meeting and consulting to support compliance with Section 404(b) of the Sarbanes-Oxley Act.

During 2022, we expect to produce isobutanol to supply the South Hampton Facility so that renewable premium gasoline and jet fuel can be produced.

In January 2022, Gevo RNG began to start-up operations. The start-up process is expected to take a few months and reach a steady state operation in the second quarter of 2022 which will allow time for Gevo to apply for credits under the federal RFS and the LCFS in California, including verification of carbon intensity levels and other requirements. Depending on the timing of the qualification and approval processes for obtaining credits under RFS and LCFS,  Gevo expects to generate biogas revenue starting in the second quarter of 2022 and sales of credits under RFS and LCFS in late second quarter of 2022 and the fourth quarter of 2022, respectively.

During the first quarter 2022, Gevo RNG will move from preliminary stage project to production when it begins producing RNG. Net-Zero 1 will continue to be reported as a preliminary stage project cost until it is placed into production.

During the year ended December 31, 2020, net cash used for operating activities was $19.3 million compared to $20.8 million for the year ended December 31, 2019. The $1.5 million decrease in operating cash flows was primarily due to reduced production at the Luverne Facility offset by increased engineering and development costs for our Gevo RNG project. During the first quarter of 2020, we terminated our ethanol production at the Luverne Facility due to COVID-19 and an unfavorable commodity environment.

Investing Activities

During the year ended December 31, 2021, we used $411.6 million in cash for investing activities, of which $422.4 million related to purchasing marketable securities and $59.7 million primarily related to construction in process attributable to the Gevo RNG project, and to a lesser extent, the purchase of a Hydrocarbon-Process Pilot Unit for our Luverne Facility and Net-Zero 1 project and $9.2 million for the purchase of patents, which was partially offset by proceeds of $79.6 million from the sale of marketable securities.

During the year ended December 31, 2020, we used $5.9 million in cash for investing activities, including $1.0 million related to capital expenditures at our Luverne Facility related to dry fractionation and hydrocarbon skid equipment and $4.5 million related to our RNG project.

We have substantially completed constructing the Gevo RNG project and expect to invest an additional $8 million in the aggregate to complete the Gevo RNG project in the first quarter of 2022. Gevo RNG start-up commenced during the first quarter 2022 and we expect to generate biogas revenue starting in the second quarter of 2022 and sales of credits under RFS and LCFS in late second quarter of 2022 and the fourth quarter of 2022, respectively. . We estimate investing approximately $100 million in Net-Zero 1 engineering, development, long-lead equipment deposits, and legal and other costs associated with obtaining a non-recourse debt financing over the next 12 months. We also estimate spending of approximately $21 million for design-engineering of our Net-Zero 2 Project and $5 million for the development of our Verity project, including the Gevo Grower Program, in 2022.

Financing Activities

During the year ended December 31, 2021, we generated $512.9 million in cash from financing activities, which primarily consisted of $490.5 million from the sale of common stock and exercise of warrants and $69.0 million from the 2021 Bonds proceeds offset by $35.0 in debt and equity offering costs, $7.0 million net settlement of common stock for taxes under our stock plans and $4.6 million of payments on equipment loans and lease liabilities.

During the year ended December 31, 2020, we generated $87.3 million in cash from financing activities, which primarily consisted of $8.4 million of net proceeds under our "at-the-market" offering program, receiving $16.1 million from the sale of common stock and warrants in a public offering in July 2020, $45.8 million from the sale of common stock and pre-funded warrants in the August 2020 Offering, $17.1 million from the exercise of Series 2020-A warrants to purchase shares of the Company’s common stock (each, a “Series 2020-A Warrant”), Series 2020-B warrants to purchase shares of the Company’s common stock (all of which were exercised as of December 31, 2020) and Series 2020-C warrants to purchase shares of the Company’s common stock (all of which were exercised as of December 31, 2021), and $1.0 million from the Small Business Administration's Paycheck Protection Program discussed below, offset by $0.5 million paid on loans payable - other.

2021 Bonds. In April 2021, the Authority issued an aggregate principal amount of $68,155,000 of its 2021 Bonds in a public offering for the benefit of Gevo RNG, a subsidiary of Gevo, to finance the construction of the Gevo RNG project.

The 2021 Bonds are reported at their amortized cost, and were issued at a premium of $0.8 million. Debt issuance costs totaled $3.0 million for the year ended December 31, 2021. The Company will amortize the debt issuance costs and the premium as a component of interest expense over the life of the related debt instrument using the interest method. The 2021 Bonds have been recorded as a long-term liability and will become current on the earlier of (i) one year prior to the Initial Mandatory Tender Date or (ii) upon the Company’s exercise of its call option to tender or redeem the Bonds. See Note 14, Debt, for further information.

January 2021 Offering. In January 2021, we completed a registered direct offering pursuant to a securities purchase agreement with certain institutional and accredited investors providing for the issuance and sale by us of an aggregate of 43,750,000 shares of our common stock at a price of $8.00 per share in a registered direct offering. The net proceeds to us from the January 2021 Offering totaled approximately $321.7 million, after deducting placement agent fees and other estimated offering expenses payable by us, and not including any future proceeds from the exercise of the Warrants. We intend to use the net proceeds from the January 2021 Offering to fund development and investment in our RNG and Net-Zero 1 projects, working capital and for other general corporate purposes. During the year ended December 31, 2021, we used approximately $72.1 of the proceeds for investment in our RNG and Net-Zero 1 projects as well as the purchase of patent portfolio from Butamax and an exclusivity license from Axens.

During the year ended December 31, 2020, we received notices of exercise from holders of our Series 2020-A Warrants to issue an aggregate of 28,042,834 shares of common stock for total gross proceeds of approximately $16.8 million. During the year ended December 31, 2021, we received notices of exercise from holders of our Series 2020-A Warrants to issue an aggregate of 1,866,558 shares of common stock for total gross proceeds of approximately $1.1 million. Following these exercises, Series 2020-A Warrants to purchase 90,608 shares of our common stock remain outstanding at an exercise price of $0.60 per share as of January 31, 2022.

At-the-Market Offering Program. In February 2018, we commenced an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to-time. In September 2021, the at-the-market offering program was amended to provide available capacity under the at-the-market offering program of $500 million.

During the year ended December 31, 2021, we issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses. During the year ended December 31, 2020,we issued 3,518,121 shares of common stock under the at-the-market offering program for total proceeds of $8.4 million, net of commissions and other offering related expenses.

2020/21 Notes. In January 2020, we entered into an Exchange and Purchase Agreement which exchanged all of the outstanding principal amount of the 2020 Notes, which totaled $14.1 million including unpaid accrued interest, for approximately $14.4 million in aggregate principal amount of our newly created 2020/21 Notes. During the year ended December 31, 2020, we recognized an approximately $0.7 million loss on the modification of the 2020 Notes within the Consolidated Statements of Operations.

In July 2020, certain holders of the 2020/21 Notes converted $2.0 million in the aggregate principal amount of 2020/21 Notes (including the conversion of an additional $0.3 million for make-whole payment) into 4,169,426 shares of common stock pursuant to the terms of the indenture. In December 2020, certain holders of the 2020/21 Notes converted the remaining $12.7 million in aggregate principal amount of 2020/21 Notes (including the conversion of an additional $1.2 million for make-whole payment) into an aggregate of 5,672,654 shares of common stock pursuant to the terms of the 2020/21 Notes related Indenture. As a result, as of December 31, 2020, all obligations under the 2020/2021 Notes had been fully paid and satisfied, and the 2020/2021 Notes related indenture had been terminated in accordance with its terms at maturity on December 31, 2020. During the year ended December 31, 2020, we recognized an approximately $1.9 million loss on the conversion as a result of the make-whole payments of the 2020/21 Notes into common stock within the Consolidated Statements of Operations.

See Note 14, Debt, to our Consolidated Financial Statements included herein for further discussion of the 2020/21 Notes.

Loans Payable - Other. During the first quarter of 2020, we purchased equipment under a financing lease. The equipment notes and financing lease pay interest between 4% and 21%, have total monthly payments of $0.1 million and mature at various date through February 2025. The equipment loans are secured by the related equipment.

In April 2020, we entered into two loan agreements with Live Oak Banking Company, pursuant to which we obtained two unsecured loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans"). During the year ended December 31, 2021, the Small Business Administration forgave the entire balance of $0.6 million of the Company's SBA Loans and accrued interest.

See Note 14, Debt, to our Consolidated Financial Statements included herein for further discussion.

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

Leases, Right-of-Use Assets and Related Liabilities

Description: The Company enters into various arrangements which constitute a lease as defined by ASC 842, Leases, as part of its ongoing business activities and operations. Leases represent a contract or part of a contract that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Such contracts result in both (a) right-of-use assets ("ROU"), which represent the Company’s right to use an underlying asset for the term of the contract; and (b) a corresponding lease liability which represents the Company’s obligation to make the lease payments arising from the contract. The Company has elected not to recognize a ROU asset and lease liability for any lease with an original lease term of 12 months or less. Lease expense for such leases is recognized on a straight-line basis over the lease term.

Judgments and Uncertainties: Certain judgements and uncertainties related to lease liabilities and ROU assets exist as these are initially measured at the lease commencement date. The lease liability is based on the present value of lease payments over the lease term, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with the same term and payment as the lease. The discount rate is a significant judgement. The ROU assets are measured based on the amount of the lease liability adjusted for any lease payments made to the lessor at or before the lease commencement date less any lease incentives received. There is uncertainty related to the lease payments as re-negotiated lease payment occur and as amendments are made to the agreements. From the beginning, renewal options are included in the calculation of our ROU assets and lease liabilities when we determine that the option is reasonably certain of exercise based on an analysis of the relevant facts and circumstances.

Sensitivity of Estimate to Change: The liability relating to these operating and finance lease agreements are based on the Company’s incremental borrowing rate for a collateralized loan with the same term and payment as the lease. A 1.0% increase or a 1.0% decrease in the annual implicit rate could cause an estimated $0 to $1.0 million fluctuation in the present value calculation of the lease liability for any of the finance leases based on the size of the lease liability.

Recent Accounting Pronouncements

See Note 2 in Item 8. "Financial Statements and Supplemental Data," of this Report, for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk during the normal course of business from changes in equity price and foreign currency risks. We do not use derivative financial instruments as part of an overall strategy to manage market risk; however, we may consider such arrangements in the future as we evaluate our business and financial strategy.

Equity Price Risk

We have in the past, and may in the future, seek to acquire additional funding by sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transactions denominated in currencies other than U.S. dollar. We do not have significant exposure to foreign currency exchange rates but may in the future.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are invested in money market funds and U.S. treasury or government obligations. However, because of the short-term nature of the duration of our portfolio and the low-risk profile of our investments, we believe an immediate 10% change in market interest rates would not be expected to have a material impact on the fair market value of our investments portfolio or on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gevo, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Gevo, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

February 24, 2022

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	Note Reference Number	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents		$40,833	$78,338
Marketable securities (current)	5, 20	275,340	—
Restricted cash (current)	4	25,032	—
Accounts receivable, net	2	978	527
Inventories	10	2,751	2,491
Prepaid expenses and other current assets	6	6,857	1,914
Total current assets		351,791	83,270

Property, plant and equipment, net	11	139,141	66,408
Long-term marketable securities	5, 20	64,396	—
Long-term restricted cash	4	70,168	—
Operating right-of-use assets	9	2,414	133
Finance right-of-use assets	9	27,297	176
Intangible assets, net	7	8,938	114
Deposits and other assets		2,331	1,998

Total Assets	21	$666,476	$152,099

Liabilities
Current liabilities
Accounts payable and accrued liabilities	13	$28,288	$3,943
Operating lease liabilities (current)	9	772	172
Finance lease liabilities (current)	9	3,413	10
Loans payable - other (current)	14	158	807
Total current liabilities		32,631	4,932

2021 Bonds payable (long-term)	14, 20	66,486	—
Loans payable - other (long-term)	14	318	447
Operating lease liabilities (long-term)	9	1,902	—
Finance lease liabilities (long-term)	9	17,797	162
Other long-term liabilities		87	179
Total liabilities		119,221	5,720

Commitments and Contingencies	19

Stockholders' Equity
Common stock, $0.01 par value per share; 250,000,000 authorized; 201,988,662 and 128,138,311 shares issued and outstanding at December 31, 2021 and 2020, respectively.	3, 12	2,020	1,282
Additional paid-in capital	16	1,103,224	643,269
Accumulated other comprehensive loss	5	(614)	—
Accumulated deficit		(557,375)	(498,172)
Total stockholders' equity		547,255	146,379

Total Liabilities and Stockholders' Equity		$666,476	$152,099

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Note Reference Number	Year Ended December 31,
		2021	2020	2019
Revenue and cost of goods sold
Ethanol sales and related products, net	8	$50	$3,809	$22,115
Hydrocarbon revenue	8	483	1,501	2,338
Other revenue	8	178	226	34
Total revenues	8, 21	711	5,536	24,487

Cost of goods sold (exclusive of depreciation shown below), (including noncash compensation expense of $0.04 million (none in 2020 or 2019))	16	7,687	9,313	30,286
Depreciation and amortization	7, 11, 21	4,478	5,690	6,447

Gross loss		(11,454)	(9,467)	(12,246)

Operating expenses
Research and development expense (including noncash compensation expense of $2.0 million, $0.6 million, $0.3 million, respectively)	16	6,775	3,511	3,868
Selling, general and administrative expense (including noncash compensation expense of $7.8 million, $1.5 million and $1.1 million, respectively)	16	25,493	11,192	9,823
Preliminary stage project costs		10,581	1,698	205
Loss on disposal of assets		5,137	625	4
Depreciation and amortization	7, 11, 21	650	214	209
Restructuring expense	3	—	254	—
Total operating expenses		48,636	17,494	14,109

Loss from operations	21	(60,090)	(26,961)	(26,355)

Other income (expense)
Gain on forgiveness of SBA Loans	14	641	—	—
Interest expense	14, 21	(251)	(2,094)	(2,738)
Interest and dividend income	5	571	102	33
(Loss) on modification of 2020 Notes		—	(732)	—
(Loss) on conversion of 2020/21 Notes to common stock	14	—	(1,916)	—
(Loss) gain from change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability	14	—	(8,607)	394
Other income (expense), net		(74)	22	6
Total other income (expense)		887	(13,225)	(2,305)

Net loss		$(59,203)	$(40,186)	$(28,660)

Net loss per share - basic and diluted	2	$(0.30)	$(0.71)	$(2.35)

Weighted-average number of common shares outstanding - basic and diluted		195,794,606	56,881,586	12,177,906

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Note Reference Number	Year to Date December 31,
		2021	2020	2019

Net Loss		$(59,203)	$(40,186)	$(28,660)

Other comprehensive income (loss):
Unrealized (loss) on available-for-sale securities, net of tax		(524)	—	—
Adjustment for net (loss) realized and included in net income	5	(90)	—	—
Total change in unrealized (loss) on marketable debt securities		(614)	—	—

Comprehensive loss		$(59,817)	$(40,186)	$(28,660)

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Note Reference Number	Common Stock
		Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity

Balance, December 31, 2018		8,640,583	$86	$518,027	$—	$(429,326)	$88,787

Issuance of common stock, net of issue costs		3,965,688	40	11,317	—	—	11,357
Non-cash stock-based compensation	16	—	—	1,221	—	—	1,221
Issuance of common stock under stock plans, net of taxes		1,476,961	15	(216)	—	—	(201)
Net loss		—	—	—	—	(28,660)	(28,660)

Balance, December 31, 2019		14,083,232	141	530,349	—	(457,986)	72,504

Issuance of common stock and common stock warrants, net of issue costs	3	46,290,808	463	69,614	—	—	70,077
Issuance of common stock upon exercise of warrants	3, 12	53,678,400	537	16,545	—	—	17,082
Issuance of common stock upon conversion of 2020/21 Notes	14	9,842,080	99	24,958	—	—	25,057
Issuance of common stock in exchange for services rendered		101,730	1	93	—	—	94
Non-cash stock-based compensation	16	—	—	2,101	—	—	2,101
Issuance of common stock under stock plans, net of taxes		4,142,061	41	(391)	—	—	(350)
Net loss		—	—	—	—	(40,186)	(40,186)

Balance December 31, 2020		128,138,311	1,282	643,269	—	(498,172)	146,379

Issuance of common stock, net of issue costs	3	68,170,579	682	456,765	—	—	457,447
Issuance of common stock upon exercise of warrants	3, 12	1,866,758	18	1,103	—	—	1,121
Non-cash stock-based compensation	16	—	—	7,700	—	—	7,700
Issuance of common stock under stock plans, net of taxes		3,813,014	38	(5,613)	—	—	(5,575)
Other comprehensive loss		—	—	—	(614)	—	(614)
Net loss		—	—	—	—	(59,203)	(59,203)

Balance, December 31, 2021		201,988,662	$2,020	$1,103,224	$(614)	$(557,375)	$547,255

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Note Reference Number	Year Ended December 31,
		2021	2020	2019
Operating Activities
Net loss		$(59,203)	$(40,186)	$(28,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) from the change in fair value of 2020/21 Notes and 2020 Notes embedded derivative liability		—	8,607	(394)
Loss on conversion of 2020/21 Notes to common stock	14	—	1,916	—
Loss on disposal of assets		5,137	625	4
(Gain) on forgiveness of SBA Loans	14	(641)	—	—
Stock-based compensation	16	9,874	2,125	1,349
Depreciation and amortization	7, 11	5,128	5,904	6,656
Non-cash lease expense		52	62	48
Non-cash interest expense		37	761	1,346
Changes in operating assets and liabilities:
Accounts receivable		(257)	608	(609)
Inventories		(259)	945	(35)
Prepaid expenses and other current assets, deposits and other assets		(3,133)	782	(1,824)
Accounts payable, accrued expenses and long-term liabilities		(271)	(1,487)	1,280
Net cash used in operating activities		(43,536)	(19,338)	(20,839)

Investing Activities
Acquisitions of property, plant and equipment		(59,662)	(5,905)	(5,989)
Acquisition of patents	7	(9,170)	—	—
Proceeds from sale of marketable securities	5	79,574	—	—
Purchase of marketable securities		(422,362)	—	—
Proceeds from sale of property, plant and equipment		—	—	32
Investment in Juhl	2	—	—	(1,500)
Net cash used in investing activities		(411,620)	(5,905)	(7,457)

Financing Activities
Proceeds from issuance of 2021 Bonds	14	68,995	—	—
Debt and equity offering costs	3, 14	(34,955)	(6,370)	(232)
Proceeds from issuance of common stock and common stock warrants	3, 12	489,373	76,414	11,589
Proceeds from the exercise of warrants	12	1,121	17,082	—
Net settlement of common stock under stock plans		(7,041)	(350)	(201)
Payment on loans payable - other		(154)	(501)	(292)
Payment of finance lease liabilities		(4,488)	(2)	—
Proceeds from SBA Loans	14	—	1,006	—
Net cash provided by financing activities		512,851	87,279	10,864

Net increase (decrease) in cash and cash equivalents and restricted cash		57,695	62,036	(17,432)

Cash, cash equivalents and restricted cash
Beginning of year		78,338	16,302	33,734

End of year		$136,033	$78,338	$16,302

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

Schedule of cash, cash equivalents and restricted cash	Year Ended December 31,
	2021	2020	2019

Cash and cash equivalents	$40,833	$78,338	$16,302
Restricted cash (current)	25,032	—	—
Long-term restricted cash	70,168	—	—

Total cash, cash equivalents and restricted cash	$136,033	$78,338	$16,302

Supplemental disclosures of cash and non-cash investing	Year Ended December 31,
and financing transactions	2021	2020	2019

Cash paid for interest expensed	$214	$1,333	$1,392
Cash paid for interest capitalized to construction in progress	1,020	—	—
Non-cash interest capitalized to construction in progress	1,125	—	—
Non-cash purchase of property, plant and equipment	20,287	197	368
Issuance of common stock upon exchange of debt and make-whole	—	25,057	—
Issuance of common stock in exchange for services rendered	—	94	—
Original issue discount paid with 2020/21 Notes	—	282	—
Right-of-use asset purchased with financing lease	28,514	—	—
Right-of-use asset purchased with operating lease	2,593	192	280
Equipment and insurance financed with notes payable	—	—	1,041

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

 1. Nature of Business and Financial Condition

Nature of Business. Gevo, Inc. (Nasdaq: GEVO) ("Gevo" or the "Company," which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries), a Delaware corporation founded in 2005, is a growth-oriented company with the mission of solving greenhouse gas emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen.

The Company is focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel ("SAF"), with the potential to achieve a “net-zero” greenhouse gas ("GHG") footprint. The Company uses the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the "GREET Model") to measure, predict and verify GHG emissions across the life-cycle of its products. The “net-zero” concept means that Gevo expects to produce fuels that consume as much carbon dioxide in their manufacture as the fuels produce when burned.

Gevo's primary market focus, given current demand and growing customer interest, is SAF. The Company believes that it also has commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals.

The Company believes it has the technology and know-how to convert various carbohydrate feeds through a fermentation process into alcohols and then transform the alcohols into renewable fuels and materials. While the Company expects its first major capital deployments to focus on the production of SAF, Gevo recognizes that there are opportunities to operate in several different markets and it will pursue those opportunities when appropriate based on customer interest, access to capital and expected investment returns.

Gevo currently operates two development scale plants: (i) a demonstration facility in Silsbee, Texas that is operated in partnership with South Hampton Resources, Inc. (the "South Hampton Facility") and (ii) a wholly-owned development plant in Luverne, Minnesota (the "Luverne Facility").

The Luverne Facility was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space. Gevo currently plans to install a 1 million gallon per year alcohol-to-hydrocarbon process pilot unit that is expected to produce olefins and fuel products for market development and testing purposes. This pilot unit is expected to be complete and delivered to the Luverne Facility in late 2022. The pilot unit will also be used in training of employees for Net-Zero 1 and other future projects.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Gevo's initial renewable natural gas ("RNG") project, Gevo RNG, will generate RNG captured from dairy cow manure which will be supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows.

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

COVID-19. The novel coronavirus ("COVID-19") pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It is possible that that the impact of the COVID-19 pandemic on general economic activity could continue to negatively impact the Company's revenue and operating results for 2022 and beyond.

During the first quarter of 2020, the Company suspended the ethanol production at its Luverne Facility due to COVID-19 and an unfavorable commodity environment. The suspension of ethanol production and a reduction in the Company's workforce that occurred during the first quarter of 2020 due to the impact of COVID-19 had an adverse impact on the Company's financial results for the year ended December 31, 2021 reducing revenue by 87% compared to the year ended  December 31, 2020. Revenue was reduced by 77% for the year December 31, 2020 compared to the year ended December 31, 2019 as a result of COVID-19. The Luverne Facility re-commenced operations during July 2021.

Financial Condition. The Company has incurred consolidated net losses since inception and had a significant accumulated deficit as of December 31, 2021. The Company’s cash and cash equivalents totaled $40.8 million, short and long-term restricted cash totaled $95.2 million and marketable securities totaled $339.7 million as of December 31, 2021. Gevo expects to use its cash, cash equivalents, restricted cash and marketable securities for the following purposes: (i) identification, development, acquisition and construction of new production facilities and to plan for expanded production to fulfill existing off-take agreements, including the Company's Net-Zero Projects; (ii) investment in RNG projects; (iii) development of the Luverne Facility; (iv) development, acquisition and operation of sustainable ethanol-to-SAF plants to produce SAF alone or with partners; (v) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (vi) exploration of strategic alternatives and additional financings, including project financing; and (vii) future debt service obligations.

The Company expects to incur future net losses as it continues to fund the development and commercialization of its product candidates. To date, the Company has financed its operations primarily with proceeds from issuance of equity and debt securities, borrowings under debt facilities and product sales. The Company’s transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates, the development, acquisition and construction of additional production facilities to support that Company’s off-take agreement, the achievement of a level of revenues adequate to support the Company’s cost structure, and the ability to raise capital to finance the development, acquisition and construction of additional productions facilities. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital through arrangements with strategic partners or from other sources, and it will continue to address its cost structure. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations on acceptable terms, or at all. Management believes it has adequate cash to fund operations for at least one year from the date the financial statements are issued.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements of Gevo include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation. The Consolidated Financial Statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Asset, LLC, Gevo RNG Holdco, LLC, Gevo NW Iowa RNG, LLC ("Gevo RNG"), Gevo Net-Zero HoldCo, LLC, Gevo Net-Zero 1, LLC ("Net-Zero 1") and Agri-Energy, LLC ("Agri-Energy")) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the U.S. ("U.S. GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at December 31, 2021.

Reclassifications. The Company reclassified certain prior period amounts to conform to the current period presentation, including the categorization of preliminary stage project costs and depreciation and amortization on the Consolidated Statements of Operations. These reclassifications had no impact on total revenues, total cost of goods sold, total operating expenses, net loss or stockholders' equity for any period.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Concentrations of Credit Risk. The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit-quality financial institutions and are primarily in demand deposit accounts.

Cash and Cash Equivalents. The Company maintains its cash and cash equivalents in highly liquid interest-bearing money market accounts or non-interest-bearing demand accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents.

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

Accounts Receivable. The Company records receivables for products shipped and services provided but for which payment has not yet been received. As of December 31, 2021, trade accounts receivable totaled $0.1 million, while other accounts receivable totaled $0.9 million. As of December 31, 2020, trade accounts receivable totaled $0.5 million. Th Company currently has limited production of SAF and other renewable hydrocarbons at our development scale plants, and as such, we are not dependent on any specific customers at this time.

Inventories. Inventory is recorded at net realizable value. Cost of goods sold is determined by the average cost method. Isobutanol and ethanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead. Work in process inventory includes unfinished SAF, isooctane and isooctene inventory. Spare Parts inventory consists of the parts required to maintain and operate the Company’s Luverne Facility and is recorded at cost. For each reporting period, the Company reviews the value of inventories on hand to estimate the recoverability through future sales. The Company reduces its inventories with adjustments for lower of cost or market valuation.

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

Construction in Progress. Construction in progress represents expenditures necessary to bring an asset, project, new facilities or equipment to the condition and location necessary for its intended use are capitalized and recorded at cost. Once completed and ready for its intended use, the asset is transferred to property, plant and equipment to be depreciated or amortized.

Depreciation and Amortization. Capitalized costs are depreciated or amortized using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. The estimates of productive lives may change, possibly in the near term, resulting in changes to depreciation and amortization rates in future reporting periods.

Capitalized Internal-Use Software Costs. Software development costs are capitalized when module development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. Internal-use software is amortized on a straight-line basis, generally over three to five years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Impairment of Long-Lived Assets. The Company evaluates the recoverability of the recorded amount of long-lived assets, including property, plant and equipment, licenses, patents, operating lease right-of-use assets, finance lease right-of-use assets and capitalized internal use software when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the Company determines that an asset is impaired, it measures the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. We report assets to be disposed of at the lower of the recorded amount or fair value less cost to sell. The Company determines fair value using a discounted future cash flow analysis.

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

A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, and (v) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. If a lease does not meet any of these criteria, the lease is classified as an operating lease.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Lease liabilities are initially measured at the lease commencement date based on the present value of lease payments over the lease term, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with the same term and payment as the lease. Right-of-use assets are measured based on the amount of the lease liability adjusted for any lease payments made to the lessor at or before the lease commencement date less any lease incentives received. All right-of-use assets are evaluated for impairment in accordance with accounting standards applicable to long-lived assets.

Renewal options are included in the calculation of our right-of-use assets and lease liabilities when the Company determines that the option is reasonably certain of exercise based on an analysis of the relevant facts and circumstances. Certain of the Company’s leases require variable lease payments that do not depend on an index or rate and such payments are excluded from the calculation of the right-of-use asset and lease liability and are recognized as variable lease cost when incurred.

The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component for its dairy lease and fuel supply asset class. This results in a significantly higher right-of-use assets and lease liabilities than if the Company had not elected this practical expedient.

Lease cost for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Lease cost for finance leases consists of amortization of the right-of-use assets on a straight-line basis over the lease term, interest expense on the lease liability and variable lease payments as incurred.

Axens License. Costs related to licenses, including legal fees, are capitalized and amortized over the estimated useful lives using the straight-line method. The license is included in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.

Intangible assets. Intangible assets consist of patents. Costs related to patents, including legal fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Amortization expense is recorded in "Depreciation and amortization" in the Operating expenses section of the Consolidated Statements of Operations. For patents purchased in an asset acquisition, the useful life is determined by valuation estimates of remaining economic life. The patents are included in "Intangible assets, net" in the Consolidated Balance Sheets.

The Company periodically evaluates the amortization period and carrying value of its licenses and patents to determine whether any events or circumstances warrant revised estimated useful life or reduction in value.

Borrowing Costs. The borrowing costs that are directly attributable to acquisition and construction of an asset that needs a substantially long period of time for its intended use commence to be capitalized and recorded as part of the cost of the asset when expenditures for the asset and borrowing costs have been incurred, and the activities relating to the acquisition and construction that are necessary to prepare the asset for its intended use have commenced. The capitalization of borrowing costs ceases when the asset under acquisition or construction becomes ready for its intended use and the borrowing costs incurred thereafter are recognized in profit or loss for the current period. Capitalization of borrowing costs is suspended during periods in which the acquisition or construction of an asset is interrupted abnormally and the interruption lasts for more than three months, until the acquisition or construction is resumed.

Debt Issuance Costs and Debt Discounts/Premiums. Debt issuance costs are costs with third parties incurred in connection with the Company’s debt financings that have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt using the effective interest method. Debt issuance costs are presented as a direct reduction of the carrying amount of the related debt. Debt discounts, including fees paid to lenders, and debt premiums are amortized over the life of the related debt using the effective interest method. Debt discounts and premiums are presented as a reduction and increase, respectively, in the carrying amount of the related debt. Amortization of debt issuance costs, discounts and premiums is included in interest expense.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments. We record various financial instruments at fair value. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. U.S. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted market prices in an active market for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3:	Unobservable inputs for the asset or liability.

The Company believes that the carrying value of its cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and loans payable - other approximate fair value due to their short maturities.

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

The Series 2020-A Warrants are classified as a component of permanent equity. The Company valued the Series 2020-A Warrants at issuance using the Black-Scholes option pricing model and determined the fair value. The key inputs to the valuation model included a weighted average volatility of 130%, risk free rate of 0.31% and an expected term of five years.

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

Cost of Goods Sold. Cost of goods sold includes costs incurred in conjunction with the operations for the production of isobutanol and costs directly associated with the ethanol and related products production process such as costs for direct materials, direct labor and certain plant overhead costs. Costs associated with the operations for the production of isobutanol includes costs for direct materials, direct labor and plant utilities, including natural gas and wind power. Direct materials consist of dextrose for initial production of isobutanol, corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in production operations. Costs of direct materials for the production of ethanol and related products consist of corn feedstock, denaturant and process chemicals. Direct labor includes compensation of personnel directly involved in the operation of the Luverne Facility. Plant overhead costs primarily consists of plant utilities. Cost of goods sold is mainly affected by the cost of corn and natural gas. Corn is the most significant raw material cost. The Company purchases natural gas and wind power to power steam generation in the production process and to dry the distillers grains, a by-product of ethanol and related products production.

Research and Development. Research and development costs are expensed as incurred. The Company’s research and development costs consist of expenses incurred to identify, develop, and test its technologies for the production of isobutanol and the development of downstream applications thereof. Research and development expense includes personnel costs (including stock-based compensation), consultants and related contract research, facility costs, supplies, license fees and milestone payments paid to third parties for use of their intellectual property and patent rights and other direct and allocated expenses incurred to support the Company’s overall research and development programs.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Selling, General and Administrative. Selling, general and administrative expense are expensed as incurred. The Company's selling, general and administrative costs consist of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, insurance costs, occupancy-related costs, travel and relocation expenses and hiring expenses.

Preliminary Stage Project Costs. Preliminary stage project costs consist of consulting, preliminary engineering costs, personnel expenses and research and development expenses to support the business activity for the Company's Gevo RNG and Net-Zero projects.

Stock-Based Compensation. The Company’s stock-based compensation expense includes expenses associated with share-based awards granted to employees and board members, and expenses associated with awards under its employee stock purchase plan ("ESPP"). Our stock-based compensation is classified as either an equity award or a liability award in accordance with U.S. GAAP. The fair value of an equity-classified award is determined at the grant date and is amortized on a straight-line basis over the vesting life of the award. The fair-value of a liability-classified award is determined on a quarterly basis through the final vesting date and is amortized based on the current fair value of the award and the percentage of vesting period incurred to date.

The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model and the grant date fair value for restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation costs for share-based payment awards granted to employees net of actual forfeitures and recognizes stock-based compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the vesting term of up to four years.

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options and restricted stock awards, to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award.

Stock-based compensation expense related to restricted stock awards and stock options are recorded net of actual forfeitures in our Consolidated Statements of Operations.

Liability awards are subject to variable accounting treatment, such that they are remeasured at fair value each reporting period through the Consolidated Statements of Operations. Any impact of forfeitures are based on actual forfeitures, although not affecting the fair value measurement of the awards, should be reflected at that time as well.

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

In preparing our Consolidated Financial Statements, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities generally have a direct impact on earnings in the period of the changes. Mining taxes represent federal and state taxes levied on mining operations. As the mining taxes are calculated as a percentage of mining profits, we classify them as income taxes. Where applicable tax laws and regulations are either unclear or subject to varying interpretations, it is possible that changes in these estimates could occur that materially affect the amounts of deferred income tax assets and liabilities recorded in the Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Each period, we evaluate the likelihood of whether or not some portion or all of each deferred tax asset will be realized and provide a valuation allowance for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. When evaluating our valuation allowance, we consider historic and future expected levels of taxable income, the pattern and timing of reversals of taxable temporary timing differences that give rise to deferred tax liabilities, and tax planning initiatives. Levels of future taxable income are affected by, among other things, market gold and silver prices, production costs, quantities of proven and probable reserves, interest rates, federal and local legislation, and foreign currency exchange rates. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be recorded with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

In addition, the calculation of income tax expense involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in each of the jurisdictions in which we operate and makes estimates of the expected timing of the reversal of future tax assets and liabilities. We also make assumptions about future earnings, tax planning strategies and the extent to which potential future tax benefits will be used. We are also subject to assessments by various taxation authorities which may interpret tax legislation differently, which could affect the final amount or the timing of tax payments.

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

Net Loss Per Share. Basic net loss per share is computed by dividing the net loss attributable to Gevo's common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share ("EPS") includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Diluted EPS for the years ending December 31, 2021, 2020 and 2019 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

The following table sets forth securities that could potentially dilute the calculation of diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019

Warrants to purchase common stock - liability classified	7,126	56,735	54,989
Warrants to purchase common stock - equity classified	90,608	1,957,166	—
Convertible 2020 Notes	—	—	974,139
Outstanding options to purchase common stock	4,746,368	1,552	1,561
Stock appreciation rights	67,739	67,739	67,739

Total	4,911,841	2,083,192	1,098,428

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses. Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses. Measurement of Credits Losses on Financial Instruments ("ASU 2016-13"), which replaces accounting for credit losses for most financial assets, including trade accounts receivable, and certain other instruments that are not measured at fair value through income. ASU 2016-13 replaces the current “incurred loss” model, in which losses are recognized when a loss is incurred as of the date of the balance sheet, to an “expected credit loss” model, which includes a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies, however the Company adopted this ASU as of Q4 2021 since the Company lost its smaller reporting company status. The adoption of this standard primarily applies to the valuation of the Company’s trade accounts receivables. The Company sells primarily to a small quantity of large customers with significant balance sheets and those financial assets are often settled within two - to - three months after the completion of the corresponding sales transaction. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

Government Assistance Disclosures. In November 2021, the FASB issued ASU No. 2021-10 Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance ("ASU 2021-10"), which increase the transparency of government assistance including the disclosure of (i) the types of assistance, (ii) an entity’s accounting for the assistance, and (iii) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. Early application of the ASU is permitted. See Note 14, Debt, for additional disclosures related to the Small Business Administration’s Paycheck Protection Program ("SBA PPP").

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

3. Miscellaneous Financial Information

January 2021 Offering. On January 19, 2021, the Company completed a registered direct offering pursuant to a securities purchase agreement with certain institutional and accredited investors providing for the issuance and sale by the Company of an aggregate of 43,750,000 shares of the Company’s common stock at a price of $8.00 per share (the "January 2021 Offering"). The net proceeds to the Company from the January 2021 Offering were approximately $321.7 million, after deducting placement agent fees and other estimated offering expenses payable by the Company.

August 2020 Offering. On August 25, 2020, the Company completed a registered direct offering pursuant to a securities purchase agreement with certain institutional and accredited investors providing for the issuance and sale by the Company of an aggregate of (i) 21,929,313 shares of the Company’s common stock (the "Shares") at a price of $1.30 per share, and (ii) 16,532,232 pre-funded Series 2020-C warrants to purchase one share of the Company’s common stock (each, a "Series 2020-C Warrant") at a price of $1.29 per Series 2020-C Warrant, in a registered direct offering (the "August 2020 Offering"). The pre-funded Series 2020-C Warrants are exercisable beginning on the date of issuance at a nominal exercise price of $0.01 per share of common stock any time until the Series 2020-C Warrants are exercised in full. As of December 31, 2020, all of the Series 2020-C Warrants were exercised.

The net proceeds to the Company from the August 2020 Offering were approximately $45.8 million, after deducting placement agent fees and other estimated offering expenses payable by the Company, and not including any future proceeds from the exercise of the Warrants. The Company used the net proceeds from the August 2020 Offering to fund working capital and for other general corporate purposes.

July 2020 Offering. On July 6, 2020, Gevo completed a public offering (the "July 2020 Offering") of (i) 20,896,666 Series 1 units (the “Series 1 Units”) at a price of $0.60 per Series 1 Unit, and (ii) 9,103,334 Series 2 units (the "Series 2 Units") at a price of $0.59 per Series 2 Unit. The July 2020 Offering was made under a registration statement on Form S-1 filed with the Securities and Exchange Commission, declared effective on September 30, 2020.

Each Series 1 Unit consisted of one share of the Company’s common stock and one Series 2020-A Warrant to purchase one share of the Company’s common stock (each, a "Series 2020-A Warrant"). Each Series 2 Unit consists of a pre-funded Series 2020-B warrant to purchase one share of the Company’s common stock (each, a "Series 2020-B Warrant" and, together with the Series 2020-A Warrants, the "Warrants") and one Series 2020-A Warrant. The Series 2020-A Warrants are exercisable beginning on the date of original issuance and will expire five years from the date of issuance, at an exercise price of $0.60 per share. The pre-funded Series 2020-B Warrants are exercisable beginning on the date of issuance at a nominal exercise price of $0.01 per share of common stock any time until the Series 2020-B Warrants are exercised in full. In connection with the July 2020 Offering, the Company issued Series 2020-A Warrants to purchase an aggregate of 30,000,000 shares of common stock. As of December 31, 2020, all of the Series 2020-B Warrants were exercised.

The net proceeds to the Company from the July 2020 Offering were approximately $16.1 million, after deducting placement agent fees and other offering expenses payable by the Company, and not including any future proceeds from the exercise of the Warrants. The Company used the net proceeds from the July 2020 Offering to fund working capital and for other general corporate purposes.

During the year ended December 31, 2020, the Company received notices of exercise from holders of its Series 2020-A Warrants to issue an aggregate of 28,042,834 shares of common stock for total gross proceeds of approximately $16.8 million. During the year ended December 31, 2021, the Company received notices of exercise from holders of our Series 2020-A Warrants to issue an aggregate of 1,866,558 shares of common stock for total gross proceeds of approximately $1.1 million. As of December 31, 2021, there were 90,608 Series 2020-A Warrants outstanding.

At-the-Market Offering Program. In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time-to-time. In September 2021, the at-the-market offering program was amended to increase the available capacity to $500 million.

During the year ended December 31, 2021, the Company issued 24,420,579 shares of common stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses totaling $3.6 million.

During the year ended December 31, 2020, the Company issued 3,518,121 shares of common stock under the at-the-market offering program for total proceeds of $8.4 million, net of commissions and other offering related expenses totaling $0.2 million.

As of December 31, 2021, the Company has remaining capacity to issue up to approximately $500 million of common stock under the at-the-market offering program, respectively.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

2021 Bonds. On April 15, 2021, the Iowa Finance Authority (the "Authority") issued an aggregate principal amount of $68,155,000 of its Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the "2021 Bonds") in a public offering for the benefit of Gevo RNG, a subsidiary of Gevo, to finance the construction of the Gevo RNG project.

The 2021 Bonds are reported at their amortized cost. The 2021 Bonds were issued at a premium of $0.8 million. Debt issuance costs totaled $3.0 million. The Company will amortize the debt issuance costs and the premium as a component of interest expense over the life of the related debt instrument using the interest method. The 2021 Bonds have been recorded as a long-term liability and will become current on the earlier of (i) one year prior to the Initial Mandatory Tender Date or (ii) upon the Company’s exercise of its call option to tender or redeem the Bonds. See Note 14, Debt, for further information.

Significant Customers. The following table summarizes the customers making up greater than 10% of the Company's consolidated revenue for the three years ended December 31, 2021, 2020 and 2019 in addition to the segment where such revenue is reported:

		Year Ended December 31,
	Segment (Note 21)	2021	2020	2019

Customer A	Gevo	53%	21%	—%
Customer B	Agri-Energy	24%	—%	—%
Customer C	Gevo	10%	—%	—%
Customer D	Agri-Energy	—%	52%	71%
Customer E	Agri-Energy	—%	15%	17%

Total		87%	88%	88%

Related Party Transaction. During the year ended December 31, 2020, Gevo paid Blocksize Capital GmbH ("Blocksize"), a company in which one director of Gevo had an indirect ownership interest, and Leaf Resources, a company in which one director of Gevo serves as a director, a total of $0.1 million for services rendered. The Company owed these companies a total of $0.1 million as of December 31, 2020. There were no related party transactions during the years ended December 31 2021 or 2019.

Restructuring Expenses. During the first quarter 2020, the Company terminated its ethanol production at the Luverne Facility. In addition, due to the impact of the COVID-19 pandemic on the global economy and the Company’s industry, in March 2020, the Company reduced its workforce, impacting 26 people at the Luverne Facility and four people at the Company's corporate headquarters. Affected employees were offered a severance package which included a one-time payment, one month of health insurance and acceleration of vesting for any unvested restricted stock awards.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2020, the Company had the following liabilities outstanding related to the restructuring expense included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets ($0 at December 31, 2021) (in thousands):

	December 31,			December 31,
	2019	Additions	Payments	2020

Severance (including payroll taxes)	$—	$96	$(96)	$—
Lease agreements	—	158	(158)	—

Total	$—	$254	$(254)	$—

4. Restricted Cash and Restricted Cash Equivalents

The Company’s restricted cash and restricted cash equivalents consists of unused proceeds from the issuance of the 2021 Bonds which are restricted for the purpose of constructing the Gevo NW Iowa RNG, LLC Renewable Natural Gas Project as well as amounts pledged and assigned to Citibank, N.A., in its capacity as credit facility provider of the 2021 Bonds (the "Credit Facility Provider") as collateral for the reimbursement obligations of Gevo. As of December 31, 2021, the unused restricted bond proceeds of $24.0 million included in restricted cash is classified as current since the proceeds will be distributed within 12 months. As of December 31, 2021, the restricted collateral included in restricted cash totaled $71.2 million, $1.0 million of which secures interest payments to be made within 12 months and is classified as current. The Company is entitled to receive interest income on the restricted cash at an agreed rate of return of 0.10% but has no ability to direct the use of the restricted cash. See Note 14, Debt, for further information.

The proceeds from issuance of the 2021 Bonds are maintained by the Trustee under a Trust Indenture dated April 15, 2021 and released to the Company only to pay costs of the construction of the biogas facility operated by Gevo RNG. See Note 14, Debt, for further information on the Trust Indenture. As the proceeds of the 2021 Bonds are restricted, the amounts from bond trustee are also considered to be restricted cash. Restricted cash is included with cash and cash equivalents on the Statements of Cash Flows.

The restricted cash held by the bond trustee as of December 31, 2021 is made up of the following (in thousands):

Restricted Cash Held by Bond Trustee
Bond proceeds	$68,995
Disbursement of funds	(44,780)
Interest paid on bonds	(216)
Interest income	11

Total restricted cash held by bond trustee	24,010
Total restricted collateral	71,190

Total restricted cash and restricted cash equivalents	95,200
Current portion	(25,032)

Long-term restricted cash and restricted cash equivalents	$70,168

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

5. Marketable Securities

The cost of marketable securities sold is based upon the specific identification method. During the year ended December 31, 2021, the Company recorded the following realized (loss) from the sale of available-for-sale marketable securities ($0 during the year ended December 31, 2020 or 2019) (in thousands):

Sales proceeds	$79,574
Amortized cost	(79,664)

Realized (loss)	$(90)

Interest receivable related to the marketable securities of $1.5 million was included within "Prepaid expenses and other current assets" on the accompanying Consolidated Balance Sheets as of December 31, 2021 ($0 at December 31, 2020).

Interest income totaled $0.5 million the year ended December 31, 2021 (nil during the years ended December 31, 2020 and 2019) and is included in "Interest and dividend income" in the Consolidated Statements of Operations.

Future maturities of the Company's marketable securities are $275.3 million in 2022 and $64.4 million in 2023.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

6. Axens License

On September 22, 2021, Gevo entered into an agreement with Axens North America, Inc. (“Axens”) that establishes a strategic alliance aimed at accelerating the commercialization of sustainable alcohol-to-SAF projects in the United States. As part of the alliance, Axens brings technologies with over 60 related patents, engineering packages, proprietary catalysts and certain proprietary equipment required to convert ethanol into SAF. Axens would also provide process guarantees to Gevo for commercial alcohol-to-SAF projects. The Company paid a fee of $3.25 million in 2021 for Axens to provide certain alcohol-to-SAF services exclusively to Gevo for the first year of the agreement. The fee paid by the Company may be offset against future license fees and is included in "Other current assets" in the Consolidated Balance Sheets. The fee is included in the Gevo segment.

7. Intangible Assets

On September 21, 2021, the Company entered into an asset purchase agreement with Butamax Advanced Biofuels LLC and its affiliate, Danisco US Inc. (collectively, "Butamax"), pursuant to which the Company purchased all of Butamax’s rights, title and interests in certain U.S. and foreign patents and patent applications, subject to specified conditions and encumbrances, relating to the production, recovery and use of biobutanol that were owned by Butamax, for $9.2 million, including $0.2 million of legal fees. Management evaluated the patents to determine whether the patents (i) supported current products; (ii) supported planned research and development; or (iii) prevent others from competing with Gevo's products. Based on the Company's estimated purchase price allocation, approximately $4.3 million of the purchase price was allocated to the purchase of patents to support current products and planned product research and $4.9 million for patents purchased for defensive purposes. The patents are included in "Intangible assets" in the Consolidated Balance Sheets. The Gevo segment owns $8.8 million and the Agri-Energy segment owns $0.1 million of the net carrying amount of the patents.

Identifiable intangible assets were comprised of the following (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life (Years)

Finite-lived intangible assets:
Patents	$4,575	$(368)	$4,207	7.3
Defensive assets	4,895	(164)	4,731	8.4

Identifiable tangible assets	$9,470	$(532)	$8,938	7.9

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life (Years)

Finite-lived intangible assets:
Patents	$300	$(186)	$114	5.2

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Amortization expense was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019

Related to cost of goods sold	$21	$21	$165
Related to research and development expense	161	—	—
Related to selling, general and administrative expense	164	—	—

Total	$346	$21	$165

The following table details the estimated net amortization of identifiable intangible assets as of December 31, 2021 (in thousands):

Year Ending December 31,	Patents	Defensive Assets	Total

2022	$599	$585	$1,184
2023	599	585	1,184
2024	600	587	1,187
2025	599	585	1,184
2026	585	585	1,170
Thereafter	1,225	1,804	3,029

Total	$4,207	$4,731	$8,938

8. Revenues from Contracts with Customers and Other Revenue

The Company’s current and historical revenues have consisted of the following: (a) ethanol sales and related products revenue, net; (b) hydrocarbon revenue; and (c) other revenue, which has historically consisted primarily of revenues from governmental and cooperative research grants.

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

Other revenue. Other revenue includes occasional short-term (less than one-year) consulting services and leases of certain storage facilities located at the Luverne Facility.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the components of the Company’s revenues between those generated from contracts with customers and those generated from arrangements that do not constitute a contract with a customer (in thousands):

	Year Ended December 31, 2021
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$50	$—	$50
Hydrocarbon revenue	483	—	483
Other revenue	—	178	178

	$533	$178	$711
Timing of Revenue Recognition

Goods transferred at a point in time	$533	$—	$533
Services transferred over time	—	178	178

	$533	$178	$711

	Year Ended December 31, 2020
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$3,809	$—	$3,809
Hydrocarbon revenue	1,501	—	1,501
Other revenue	153	73	226

	$5,463	$73	$5,536
Timing of Revenue Recognition

Goods transferred at a point in time	$5,310	$—	$5,310
Services transferred over time	153	73	226

	$5,463	$73	$5,536

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2019
Major Goods/Service Line	Revenues from Contracts with Customers	Other Revenues	Total

Ethanol sales and related products, net	$22,115	$—	$22,115
Hydrocarbon revenue	2,338	—	2,338
Other revenue	—	34	34

	$24,453	$34	$24,487
Timing of Revenue Recognition

Goods transferred at a point in time	$24,453	$—	$24,453
Services transferred over time	—	34	34

	$24,453	$34	$24,487

Goods transferred at a point-in-time. For the years ended December 31, 2021, 2020 and 2019, there were no contracts with customers for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the goods transferred. As of December 31, 2021 and 2020, there were no remaining unfulfilled or partially fulfilled performance obligations.

All goods transferred are tested to ensure product sold satisfies contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred, which in most cases is "free-on-board, shipping point". All material contracts have payment terms of between one to three months and there are no return or refund rights.

Services transferred over time. For the years ended December 31, 2021, 2020 and 2019, there were no contracts for which consideration was variable or for which there were multiple performance obligations for any given contract. Accordingly, the entire transaction price is allocated to the individual service performance obligation. As of December 31, 2021 and 2020, respectively, there were no material unfulfilled or partially fulfilled performance obligations.

Contract Assets and Trade Receivables. As of December 31, 2021 and 2020, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in "Accounts receivable, net" on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. The Company recorded an allowance for doubtful accounts for one customer which represents 27% of the trade accounts receivable as of December 31, 2021. The Company recorded $0 allowance for doubtful accounts as of  December 31, 2020.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease contract for the Company’s office and research facility in Englewood, Colorado, which expires in  January 2029. The lease does not contain an option to extend the lease that is reasonably certain to be exercised. The Company also leases certain equipment under an operating lease at its Agri-Energy Facility that expires in 2025. All other operating leases qualified for the short-term scope exemption elected by the Company. The Company recognizes rent expense on its operating lease on a straight-line basis. The Company has elected the practical expedient to not separate lease components from non-lease components for these asset classes.

The Company also has four finance leases for land and fuel supply under arrangements related to Gevo RNG. Under these contracts, the Company leases land from dairy farmers on which it is building three anaerobic digesters, related equipment and pipelines to condition raw biogas from cow manure provided by the farmers. The partially conditioned biogas will be transported from the three digester sites to a central gas upgrade system located at the fourth site that will upgrade the biogas to pipeline quality natural gas for sale. These leases expire at various dates between 2031 and 2050. Certain leases provide the Company with the right to terminate the lease prior to the stated lease expiration date; however, the Company is reasonably certain not to exercise such termination right and thus periods beyond this termination right have been recognized as part of the Company’s right-of-use assets and lease liabilities. In addition, some of these leases include renewal periods that have been deemed to be reasonably certain to be exercised and as such have been recognized as part of the Company’s right-of-use assets and lease liabilities. The Company has elected the practical expedient to not separate lease components from non-lease components for this dairy lease asset class and therefore, all amounts paid to the lessor under these arrangements for cow manure and nonlease services are classified as lease payments and included in the calculation of the right-of-use assets and lease liabilities. This results in significantly higher right-of-use assets and lease liabilities than if the Company did not elect this practical expedient.

As of December 31, 2021 and 2020, right-of-use assets under operating and financing leases, operating and financing leases liabilities are included in the Consolidated Balance Sheets as follows:

	December 31,
	2021	2020

Right-of-Use Assets
Operating leases	$2,414	$133
Financing leases	27,297	176

Total	$29,711	$309

Operating Lease Liabilities
Current	$772	$172
Long-term	1,902	—

Total	$2,674	$172

Financing Lease Liabilities
Current	$3,413	$10
Long-term	17,797	162

Total	$21,210	$172

The Company leased its grain bins in Luverne, Minnesota in October 2020 through a short-term operating lease agreement which expired in July 2021. Rental income for the years ended December 31, 2021, 2020 and 2019 totaled $0.2 million, $0.1 million and $0, respectively.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents the (i) costs by lease category and (ii) other quantitative information relating to the Company’s leases for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Lease cost
Financing lease cost
Amortization of right-of-use assets (1)	$1,396	$5	$—
Interest on lease liabilities (2)	906	—	—
Operating lease cost	240	605	1,554
Short-term lease cost	1,378	307	66
Variable lease cost (3)	260	144	119

Total lease cost	$4,180	$1,061	$1,739

(1)	Amortization of right-of-use assets of $1.4 million was capitalized as part of "Construction in progress" during the year ended December 31, 2021 ($0 during the years ended December 31, 2020 and 2019) and included in "Property, plant and equipment, net" in the Consolidated Balance Sheets as the related Gevo RNG facilities are still under construction.
(2)

Interest on lease liabilities of $0.9 million was capitalized as part of "Construction in progress" during the year ended December 31, 2021 (none during the years ended December 31, 2020 and 2019) and included in "Property, plant and equipment, net" in the Consolidated Balance Sheets as the related Gevo RNG facilities are still under construction.

(3)	Represents amounts incurred in excess of minimum payments, including payments for common area expenses under our office and research facility lease, and additional amounts due under our Gevo RNG leases based on the number of cows maintained by the owners of the respective facilities.

	Years Ended December 31,
	2021	2020	2019
Other Information
Cash paid for the measurement of lease liabilities
Operating cash flows from finance lease	$906	$6	$—
Operating cash flows from operating leases	240	605	1,554
Finance cash flows from finance lease	7,189	2	—
Right-of-use asset obtained in exchange for new finance lease liabilities	28,514	—	—
Right-to-use assets obtained in exchange for new operating lease liabilities	2,593	192	280
Weighted-average remaining lease term, financing lease (months)	219	224	—
Weighted-average remaining lease term, operating leases (months)	70	7	21
Weighted-average discount rate - financing lease (4)	5%	13%	—%
Weighted-average discount rate - operating leases (5)	5%	12%	12%

(4)	The discount rate used for the finance lease was based on the Company's incremental borrowing rate at the date the Company entered into the lease. The Company estimated the incremental borrowing rate based on collateralized borrowings for similar terms and payments.
(5)	The discount rate used for operating leases is based on the Company's incremental borrowing rate at the date the Company entered into the lease. The Company estimated the incremental borrowing rate based on collateralized borrowings for similar terms and payments.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The table below shows the future minimum payments under financing leases and non-cancelable operating leases as of  December 31, 2021 (in thousands):

Year Ending December 31,	Financing Leases	Operating Leases	Total

2022	$4,397	$881	$5,278
2023	1,713	528	2,241
2024	1,729	305	2,034
2025	1,743	315	2,058
2026	1,759	324	2,083
Thereafter	19,814	706	20,520

Total	31,155	3,059	34,214
Less: Amounts representing present value discounts	(9,945)	(385)	(10,330)

Total lease liabilities	21,210	2,674	23,884
Less: current portion	(3,413)	(772)	(4,185)

Long-term portion	$17,797	$1,902	$19,699

10. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands):

	December 31,
	2021	2020
Raw materials
Corn	$301	$—
Enzymes and other inputs	183	133
Nutrients	3	1
Palladium	265	235
Finished goods
SAF, Isooctane and Isooctene	335	756
Isobutanol	223	—
Ethanol	96	—
Work in process
Agri-Energy	83	—
Gevo	—	5
Spare parts	1,262	1,361

Total inventories	$2,751	$2,491

Work in process inventory includes unfinished SAF, isooctane and isooctene inventory. The Company recorded an expense for the write down to net realizable value for the year ended December 31, 2021 totaling $5.2 million as a result of restarted production of isobutanol. During the years ended December 31, 2020 and 2019, the Company recorded an expense for the write down to net realizable value of $1.2 and $0.2 million, respectively, due to the suspension of production in the first quarter 2020. These charges are included in "Cost of goods sold" in the Consolidated Statements of Operations.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life			December 31,
	(in years)			2021	2020

Luverne Facility retrofit asset		20		$70,820	$70,820
Plant machinery and equipment		10		17,949	17,374
Site improvements		10		7,157	7,157
Lab equipment, furniture and fixtures and vehicles		5		6,811	6,396
Demonstration plant		2		3,597	3,597
Leasehold improvements, pilot plant, land and support equipment	2	to	7	2,802	2,523
Buildings		10		2,543	2,543
Computer, office equipment and software	3	to	6	2,332	1,983
Construction in progress		—		88,989	13,132

Total Property, plant and equipment				203,000	125,525
Less accumulated depreciation and amortization				(63,859)	(59,117)

Property, plant and equipment, net				$139,141	$66,408

The Company recorded depreciation and amortization expense related to property, plant and equipment as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cost of goods sold	$4,457	$5,669	$6,282

Operating expenses
Research and development expense	250	160	152
Selling, general and administrative expense	75	54	57

	325	214	209

Total	$4,782	$5,883	$6,491

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

12. Embedded Derivatives

Derivative Warrant Liability

The Company has warrants outstanding as of December 31, 2021 representing 97,734 shares of Gevo's common stock, which expire at various dates through  July 6, 2025. The exercise prices of the warrants range from $0.60 to $2.00 as of December 31, 2021. Based on the terms of the warrant agreements, the Company has determined that all warrants issued between 2013 and 2019 qualify as derivatives and, as such, are included in "Accounts payable and accrued liabilities" on the Consolidated Balance Sheets and recorded at fair value each reporting period. The decrease (increase) in the estimated fair value of the warrants outstanding as of December 31, 2021, 2020 and 2019 represents an unrealized gain (loss) which has been included in "Other income (expense)" in the Consolidated Statements of Operations.

The following table sets forth information pertaining to shares issued upon the exercise of such warrants as of December 31, 2021:

	Issuance Date	Expiration Date	Exercise Price as of December 31, 2021	Shares Underlying Warrants on Issuance Date	Shares Issued Upon Warrant Exercises as of December 31, 2021	Shares Underlying Warrants as of December 31, 2021

Series K Warrants	February 17, 2017	February 17, 2022	$2.00	315,986	308,860	7,126
Series 2020-A Warrants (1)	July 6, 2020	July 6, 2025	$0.60	30,000,000	29,909,392	90,608

				30,315,986	30,218,252	97,734

(1)	The Series 2020-A Warrants are equity-classified warrants.

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

●	warrant holders may exercise the warrants through a cashless exercise if, and only if, the Company does not have an effective registration statement then available for the issuance of the shares of its common stock. If an effective registration statement is available for the issuance of its common stock a holder may only exercise the warrants through a cash exercise;
●	the exercise price and the number and type of securities purchasable upon exercise of the warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of the Company’s assets and certain other events; and
●	in the event of an "extraordinary transaction" or a "fundamental transaction" (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the successor entity is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black-Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, the Company or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2021, common stock was issued as a result of exercise of warrants as shown below (dollars in thousands):

	Common Stock Issued	Proceeds

Series K Warrants	200	$1
Series 2020-C Warrants	1,866,558	1,120

	1,866,758	$1,121

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

The Series 2020-A Warrants, Series 2020-B Warrants and Series 2020-C Warrants issued during 2020 are classified as component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Warrants do not provide any guarantee of value or return. The Company valued the Series 2020-A Warrants, the Series 2020-B Warrants and the Series 2020-C Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the Series 2020-A Warrants, the Series 2020-B Warrants and the Series 2020-C Warrants to purchase the Company’s common stock at $8.3 million, $2.9 million and $21.4 million, respectively. The key inputs to the valuation model included a weighted average volatility of 130% to 141%, risk-free rate of 0.30% to 0.31% and an expected term of five years.

During the year ended December 31, 2020, common stock was issued as a result of exercise of warrants as described below (dollars in thousands):

	Common Stock Issued	Proceeds

Series 2020-A Warrants	28,042,834	$16,826
Series 2020-B Warrants	9,103,334	91
Series 2020-C Warrants	16,532,232	165

	53,678,400	$17,082

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

13. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands):

	December 31,
	2021	2020

Account payable - trade	$4,868	$897
Gevo RNG accrued project costs	11,000	—
Accrued employee compensation	4,678	1,960
Net-Zero 1 accrued project costs	5,010	—
Other accrued liabilities	2,732	1,086

Total accounts payable and accrued liabilities	$28,288	$3,943

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

14. Debt

2021 Bond Issuance

On April 15, 2021, 2021 Bonds were issued totaling $68,155,000. The 2021 Bonds initially bear interest at the rate of 1.50% per annum during the Initial Term Rate Period (as defined in the hereinafter defined Indenture), payable semi-annually on January 1 and July 1 of each year, commencing on July 1, 2021. The 2021 Bonds mature on  April 1, 2042, are callable and remarketable on or after October 1, 2022, and are also subject to mandatory tender for purchase on April 1, 2024, pursuant to the terms of the Indenture (as defined below). The 2021 Bonds were issued at a premium of $0.8 million. Debt issuance costs totaled $3.0 million.

The 2021 Bonds were issued under a Trust Indenture, dated as of April 1, 2021 (the “Indenture”), between the Authority and Citibank, N.A., as trustee (the "Trustee"). The principal of and the interest on the 2021 Bonds is payable solely from (i) payments to be made by Gevo RNG to the Trustee pursuant to a separate financing agreement, dated as of April 1, 2021 (the "Bond Financing Agreement"), between Gevo RNG and the Authority, (ii) all moneys received by the Authority or the Trustee in respect of payment of the loan of the proceeds of the 2021 Bonds from the Authority to Gevo RNG pursuant to the Bond Financing Agreement, (iii) all moneys and investments in the "Bond Fund" established and maintained by the Trustee pursuant to the Indenture, including without limitation moneys received by the Trustee pursuant to the Letter of Credit (as defined below), (iv) all moneys and investments in the “Project Fund” established and maintained by the Trustee pursuant to the Indenture from proceeds of the sale of the 2021 Bonds, and (v) all income and profit from the investment of the foregoing moneys, excluding any payments received by the Authority pursuant to rights of the Authority to receive certain additional payments and reimbursements of expenses as set forth in the Bond Financing Agreement. Pursuant to the Bond Financing Agreement, the proceeds of the 2021 Bonds will be loaned to Gevo RNG (1) to finance in part the construction of the biogas facility to be developed, designed, constructed, owned and operated by or on behalf of Gevo RNG, which is comprised of (A) three anaerobic digesters and related equipment situated on dairy farms located in Northwest Iowa that will produce partially conditioned raw biogas from cow manure, (B) gathering pipelines to transport biogas to a centrally located gas upgrade system, (C) a centrally located gas upgrade system located in Doon, Iowa that will upgrade biogas to pipeline quality natural gas and interconnect to Northern Natural Gas’ interstate pipeline, and (D) other related improvements, (2) to capitalize a portion of the interest due on the 2021 Bonds during the Initial Term Rate Period to be used to reimburse the Credit Facility Provider (as defined below) for interest draws on the Letter of Credit during such period, and (3) to pay a portion of the costs of issuing the 2021 Bonds.

On April 15, 2021, Gevo obtained a letter of credit for $71.2 million (the “Letter of Credit”) from the Credit Facility Provider, pursuant to the terms of a letter of credit reimbursement agreement dated as of April 1, 2021 (the "Reimbursement Agreement"), between Gevo and the Credit Facility Provider. The Letter of Credit will permit the Trustee to draw thereon in accordance with its terms in amounts sufficient to pay the principal and purchase price of the 2021 Bonds and up to 203 days’ interest on the 2021 Bonds. Pursuant to the terms of the Reimbursement Agreement, Gevo is obligated to reimburse the Credit Facility Provider for amounts drawn under the Letter of Credit. It is expected that payments of the principal and interest on the 2021 Bonds, and the purchase price of 2021 Bonds that are tendered for mandatory purchase and not remarketed, will be made by draws on the Letter of Credit. Gevo has pledged and assigned restricted cash to the Credit Facility Provider as security for the reimbursement obligations of Gevo pursuant to the Reimbursement Agreement in an amount equal to the principal amount of the 2021 Bonds plus three years of interest payments on the 2021 Bonds.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

On April 15, 2021, the Small Business Administration forgave the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP. The remaining SBA Loan for Agri-Energy totals $0.3 million, bears interest at 1.0% and matures in April 2025. Monthly payments of $8,000, including interest, began on June 5, 2021 and are payable through April 2025.

The SBA Loans are treated as debt on the Consolidated Balance Sheets and classified as "Loans payable – other (current)" and "Loans payable – other (long-term)". The Consolidated Statements of Operations classifies the interest as "Interest expense" and the loan forgiveness as "Gain on forgiveness of SBA Loans".

The summary of the 2021 Bonds and Loans payable - other at December 31, 2021 and 2020 are as follows (in thousands):

			Years Ended December 31,
	Interest Rate	Maturity Date	2021	2020

2021 Bonds	1.5%	January 2042	$66,486	$—
SBA Loans	1.0%	April 2025	320	1,006
Equipment	4% to 5%	February 2022 to December 2024	156	248

			66,962	1,254
Less current portion			(158)	(807)

Long-term portion			$66,804	$447

Included in the 2021 Bonds above is Bond Premium of $0.6 million and Debt Issuance Costs of $2.3 million in the principal portion as of December 31, 2021. Total interest of $2.4 million, $2.1 million and $2.7 million was incurred during the years ended December 31, 2021, 2020 and 2019, respectively. Interest of $1.2 million and nil relating to our borrowings, and interest of $0.9 million and nil relating to certain of our finance leases, was capitalized as part of "Construction in progress" and included in "Property, plant and equipment" in the Consolidated Balance Sheets for the years ended December 31, 2021 and 2020, respectively.

Future payments for the Company's long-term debt are as follows (in thousands):

Year Ending December 31,	Amount

2022	$158
2023	159
2024	66,616
2025	29

$66,962

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

2020/2021 Notes

The following table sets forth information pertaining to the 2020/21 Notes which is included in the Company’s Consolidated Balance Sheets (in thousands):

	Principal Amount of 2020 Notes	Principal Amount of 2020/21 Notes	Debt Discount	Debt Issue Costs	Total Notes	2020 Notes Embedded Derivative	Total 2020 Notes and 2020/21 Notes Embedded Derivative

Balance, December 31, 2019	$14,053	$—	$(123)	$(30)	$13,900	$—	$13,900

Amortization of debt discount	—	—	405	—	405	—	405
Amortization of debt issue costs	—	—	—	30	30	—	30
Paid-in-kind interest	47	269	—	—	316	—	316
Exchange of 2020 Notes for 2020/21 Notes	(14,100)	14,100	—	—	—	—	—
Conversion of 2020/21 Notes into common Stock	—	(14,651)	—	—	(14,651)	—	(14,651)
Original issue discount paid with 2020/21 Notes	—	282	(282)	—	—	—	—
Fair value of 2020/21 embedded derivative liability upon issuance	—	—	—	—	—	2,848	2,848
Increase in fair value of 2020/21 Notes embedded derivative liability prior to conversion of 2020/21 Notes	—	—	—	—	—	5,759	5,759
Decrease in fair value of 2020/21 Notes embedded derivative liability upon conversion to common stock	—	—	—	—	—	(8,607)	(8,607)

Balance, December 31,2020	$—	$—	$—	$—	$—	$—	$—

On April 19, 2017, the Company entered into an Exchange and Purchase Agreement (the "2017 Purchase Agreement") with WB Gevo, LTD (the "2017 Holder") the holder of the Company's 12% convertible senior secured notes due 2017 (the "2017 Notes"), which were issued under that certain Indenture dated as of June 6, 2014, by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society ("FSB"), as trustee and as collateral trustee (as supplemented, the "2017 Notes Indenture"), and Whitebox Advisors LLC ("Whitebox"), in its capacity as representative of the 2017 Holder. Pursuant to the terms of the 2017 Purchase Agreement, the 2017 Holder, subject to certain conditions, including approval of the transaction by the Company's stockholders (which was received on June 15, 2017), agreed to exchange all of the outstanding principal amount of the 2017 Notes for an equal principal amount of the 2020 Notes, plus an amount in cash equal to the accrued and unpaid interest (other than interest paid in kind) on the 2017 Notes (the "2017 Exchange"). On June 20, 2017, the Company completed the 2017 Exchange, terminated the 2017 Notes Indenture and cancelled the 2017 Notes.

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

Under certain circumstances, the Company had the option to pay a portion of the interest due on the 2020 Notes by either (a) increasing the principal amount of the 2020 Notes by the amount of interest then due or (b) issuing additional 2020 Notes with a principal amount equal to the amount of interest then due (interest paid in the manner set forth in (a) or (b) being referred to as "PIK Interest").

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

2020/21 Notes

On January 10, 2020, the Company entered into an Exchange and Purchase Agreement (the "2020/21 Purchase Agreement") with the guarantors party thereto, the 2017 Holder and Whitebox, in its capacity as representative of the 2017 Holder. Pursuant to the terms of the 2020/21 Purchase Agreement, the 2017 Holder, subject to certain conditions, agreed to exchange all of the outstanding principal amount of the 2020 Notes, which was approximately $14.1 million including unpaid accrued interest, for approximately $14.4 million in aggregate principal amount of the Company's newly created 12% Convertible Senior Notes due 2020/21 (the "2020/21 Notes") (the "2020/21 Exchange"). On January 10, 2020, the Company completed the 2020/21 Exchange, terminated the 2017 Notes Indenture and cancelled the 2020 Notes. In addition, the Company entered into an Indenture by and among the Company, the guarantors named therein (the "2020/21 Notes Guarantors") and FSB, as trustee and as collateral trustee (the "2020/21 Notes Indenture"), pursuant to which the Company issued the 2020/21 Notes.

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

The 2020/21 Notes were convertible into shares of the Company’s common stock voluntarily by the 2017 Holder at the conversion price, subject to certain terms and conditions. The initial conversion price of the 2020/21 Notes was equal to $2.442 per share of the Company’s common stock (the "2020/21 Notes Conversion Price"), or 0.4095 shares of the Company’s common stock per $1 principal amount of 2020/21 Notes. The Company and the 2017 Holder may also mutually agree on other conversions of the 2020/21 Notes into shares of the Company’s common stock on a monthly basis (a "Contractual Conversion") pursuant to the terms of the 2020/21 Notes Indenture. The 2020/21 Notes Conversion Price in a Contractual Conversion will be reduced to the lesser of the then-applicable 2020/21 Notes Conversion Price or a 10% discount to the average of the daily volume weighted average price of the Company’s common stock for the three forward trading days prior to the date of the Contractual Conversion.

Each 2017 Holder has agreed not to convert its 2020/21 Notes into shares of the Company’s common stock to the extent that, after giving effect to such conversion, the number of shares of the Company’s common stock beneficially owned by such 2017 Holder and its affiliates would exceed 4.99% of the Company’s common stock outstanding at the time of such conversion (the "4.99% Ownership Limitation"); provided that a 2017 Holder may, at its option and upon 61 days’ prior notice to the Company, increase such threshold to 9.99% (the "9.99% Ownership Limitation"). If a conversion of 2020/21 Notes by a 2017 Holder would exceed the 4.99% Ownership Limitation or the 9.99% Ownership Limitation, as applicable, the 2020/21 Purchase Agreement contains a provision granting the 2017 Holder a fully funded prepaid warrant for such common stock with a term of nine months, subject to a six-month extension, which it can draw down from time to time.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

15. Equity Incentive Plans

2010 Stock Incentive Plan. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated, the "2010 Plan"). The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. On June 9, 2021, with the approval of the shareholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance to a total of 22,980,074 shares. At December 31, 2021, 8,672,529 shares were available for future issuance under the 2010 Plan.

Restricted common stock activity during the year ended December 31, 2021 consisted of the following:

Period	Total Number of Restricted Shares Issued		Total Number of Non-Qualified Stock Options Granted		Vesting Periods Years

January 1, 2021 to March 31, 2021	(121,499)	(1)	—			N/A
April 1, 2021 to June 30, 2021	(89,673)	(2)(3)	—		0	to	4
July 1, 2021 to September 30, 2021	3,915,502	(2)(4)(6)	4,668,727	(5)(7)	2	to	3
October 1, 2021 to December 31, 2021	108,685	(2)(6)(8)	76,089	(7)(9)	2	to	4

Total	3,813,015		4,744,816

(1)	Includes shares of common stock cancelled related to unvested restricted stock awards of a director and an employee who resigned.
(2)	Includes shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards.
(3)	Includes restricted stock awards granted to employees April 7, 2021, May 3, 2021 and June 7, 2021.
(4)	Includes restricted stock awards granted to employees and directors on August 20, 2021.
(5)	Includes non-qualified stock options granted to employees and directors on August 20, 2021.
(6)	Includes shares of common stock cancelled related to the unvested restricted stock awards of certain employees.
(7)	Includes non-qualified stock options canceled related to unvested stock option awards granted to employees.
(8)	Includes restricted stock awards granted to employees on December 10, 2021, December 13, 2021, December 16, 2021 and December 30, 2021.
(9)	Includes non-qualified stock options granted to employees on December 10, 2021, December 13, 2021, December 16, 2021 and December 30,2021.

Employee Stock Purchase Plan. In February 2011, the Company’s stockholders approved the ESPP. The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of December 31, 2021 are available for future issuance. The purchase price of the common stock under the ESPP is 85% of the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during 2021.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

16. Stock-Based Compensation

Stock-Based Compensation Expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense (in thousands):

	Year Ended December 31,
	2021	2020	2019
Equity Classified Awards
Stock options
Cost of goods sold	$16	$—	$—
Research and development	681	—	—
Selling, general and administrative	1,990	—	—

Restricted stock awards
Cost of goods sold	27	—	—
Research and development	1,345	481	228
Selling, general and administrative	3,641	1,620	993

Total equity classified awards	7,700	2,101	1,221

Liability Classified Awards
Restricted stock
Selling, general and administrative	2,165	—	—

Stock appreciation rights
Research and Development	9	137	66
Selling, general and administrative	—	(113)	62

Total liability classified awards	2,174	24	128

Total stock-based compensation	$9,874	$2,125	$1,349

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Stock Option Award Activity. Stock option activity under the Company’s option plans at December 31, 2021 and changes during the year ended December 31, 2021 were as follows.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price (1)	(years)	Value

Options outstanding at December 31, 2020	1,552	$556.13	5.6	$—
Granted	4,762,004	$4.63
Canceled or forfeited	(17,188)	$5,693.43
Exercised	—	$—

Options outstanding at December 31, 2021	4,746,368	$5.11	9.6	$—

Options exercisable at December 31, 2021	1,515	$429.54	4.6	$—

Options vested and expected to vest at December 31, 2021	4,746,368	$5.11	9.6	$—

(1)	Exercise price of options outstanding range from $4 to $56,460 as of December 31, 2021.

The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the difference between the closing price of Gevo’s common stock on the last trading day of the 2021 calendar year and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2021.

No stock options vested during the year ended December 31, 2021. As of December 31, 2021, the total unrecognized compensation expense, net of estimated forfeitures, relating to stock options was $19.1 million, which is expected to be recognized over the remaining weighted-average period of approximately 2.6 years.

The following table sets forth the minimum and maximum Black-Scholes option pricing model assumptions and resulting grant date fair value for the stock options granted during the year ended December 31, 2021:

	Grant Date (1)

Exercise price	$4.42	to	$5.38
Risk-free interest rate	0.87%	to	1.36%
Expected dividend yield	—	to	—
Expected volatility factor	141%	to	142%
Expected option life (years)	5.75	to	6.0
Weighted-average fair value	$4.06		$4.95

(1)	There were no grants of stock options during the years ended December 31, 2020 and 2019.

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

Non-vested restricted stock awards at December 31, 2021 and changes during the year ended December 31, 2021 were as follows.

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2020	4,701,556	$0.79
Granted	4,955,693	$5.08
Vested	(2,625,259)	$1.04
Canceled or forfeited	(149,488)	$1.31

Non-vested at December 31, 2021	6,882,502	$3.77

The total fair value of restricted stock that vested during the years ended December 31, 2021, 2020 and 2019 was $2.8 million, $1.5 million and $0.7 million, respectively. As of December 31, 2021, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $22.5 million, which is expected to be recognized over the remaining weighted-average period of approximately 2.4 years.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes

As of December 31, 2021, the Company has a federal and state net operating loss (“NOL”) carryover of approximately $122.5 million and $64.3 million, respectively, available to offset future income for income tax reporting purposes. The Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. A limitation may apply to the use of the net operation loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if we experience an “ownership change”. That may occur, for example, as a result of trading in our stock by significant investors as well as issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation resulting in a substantial reduction in the gross deferred tax.

We periodically evaluate our NOL carryforwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL and tax credit carryforwards. We have evaluated whether we experienced an ownership change, as defined under Section 382, and determined that an ownership change did occur as of July 9, 2020 and January 22, 2021. NOL carryovers of approximately $66.2 million subject to the July 9, 2020 ownership change date are subject to a base $0.1 million annual limitation for each year following said ownership change. The Company will be able to utilize the annual limitation of the net operating loss carryforwards to offset future taxable incomes. NOL carryovers of approximately $17.9 million that occurred between the July 9, 2020 and January 22, 2021 ownership change dates are subject to a base $11.9 million annual limitation for each year following said ownership change.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets (in thousands):

	December 31,
	2021	2020
Deferred tax assets, net:
Net operating loss carryforwards	$29,277	$15,406
Operating lease assets	(7,881)	(82)
Operating lease liabilities	8,086	88
Depreciation	3,840	3,427
Restricted stock	1,146	992
Business interest expense	1,165	1,441
Other temporary differences	886	321

Deferred tax assets	36,519	21,593
Valuation allowance	(36,519)	(21,593)

Net deferred tax assets	$—	$—

The Company recognizes uncertain tax positions net, against any operating losses or applicable research credits as they arise. Currently, there are no uncertain tax positions recognized at December 31, 2021 and 2020, respectively.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based on management’s review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting results, we have concluded that it is not more likely than not that we will be able to realize all of our U.S. deferred tax assets. Therefore, we have provided a full valuation allowance against deferred tax assets at December 31, 2021 and 2020, respectively.

The following table sets forth reconciling items from income tax computed at the statutory federal rate:

	Year Ended December 31,
	2021	2020	2019

Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	3.8%	4.1%	7.0%
Impact of change in statutory tax rates	—	(0.8%)	(0.2%)
Impact of NOL write-offs	—	(250.4%)	—
Impact of Research and Development credit write-off	—	(8.7%)	—
Permanent deductions	0.3%	(5.3%)	(0.1%)
Valuation allowance	(25.2)%	240.1%	(27.7%)

Effective tax rate	—%	—%	—%

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The Company’s evaluation was performed for the tax periods from inception to December 31, 2021. The Company is subject to examination by major tax jurisdictions for the years ended December 31, 2016 to 2021.

18. Employee Benefit Plan

The Company’s employees participate in the Gevo, Inc. 401(k) Plan (the "401(k) Plan"). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees after three months of service with quarterly entry dates. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. The Company may make matching and/or discretionary contributions to the 401(k) Plan. The Company did not provide an employer match during the years ended December 31, 2021, 2020 or 2019.

19. Commitments and Contingencies

Legal Matters. From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business. The Company is not aware of any pending or threatened litigation against the Company that it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2021 and 2020, the Company did not have any liabilities associated with indemnities.

In addition, the Company, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws, in each case, as amended to date, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The duration of these indemnifications, commitments, and guarantees varies and, in certain cases, is indefinite. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of  December 31, 2021.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

20. Fair Value Measurements and Fair Value of Financial Instruments

The carrying value and fair value, by fair value hierarchy, of the Company's financial instruments at December 31, 2021 and 2020 are as follows (in thousands):

		Fair Value Measurements at December 31, 2021
	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$225,792	$225,792	$—	$—
U.S. Government sponsored enterprise securities	113,944	113,944	—	—

Other
Liability-classified restricted stock awards	702	702	—	—

Total recurring	$340,438	$340,438	$—	$—

Nonrecurring
Corn and palladium inventory	$566	$566	$—	$—

		Fair Value Measurements at December 31, 2020
	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Nonrecurring
Finished goods inventory	$866	$235	$631	$—

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company's investments in marketable securities as of December 31, 2021 (none at December 31, 2020) (in thousands):

	Maturity	Amortized Cost Basis	Gross Unrealized Losses	Fair Value
Short-term marketable securities
U.S. Treasury notes	Within one year	$226,136	$(344)	$225,792
U.S. Government-sponsored enterprise securities	Within one year	49,618	(70)	49,548

Total		$275,754	$(414)	$275,340

Long-term marketable securities
U.S. Government-sponsored enterprise securities	Within two years	$64,596	$(200)	$64,396

There were no transfers between Level 1 and Level 2 inputs. There were no transfers in or out of Level 3 inputs. There were no issuances, purchases, sales or settlements of Level 3 inputs during the year ended December 31, 2021 or 2020.

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The carrying values and estimated fair values of the 2021 bonds as of December 31, 2021 are summarized as follows:

	Carrying Value	Estimated Fair Value

2021 Bonds	$68,155	$68,380

Fair Value Methodology

Inventories. The Company records its corn and palladium inventory at net realizable value only when the Company’s cost of corn and palladium purchased exceeds the market value for corn. The Company determines the market value of corn and palladium based upon Level 1 inputs using quoted market prices.

Marketable Securities. The Company's investments in marketable securities are stated at fair value and are available-for-sale.

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

21. Segments

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

Gevo Segment. The Gevo segment is responsible for all research and development activities related to the future production of renewable hydrocarbons, including the development of our proprietary biocatalysts, the production and sale of SAF and the next generation of chemicals and biofuels that will be based on the Company’s isobutanol technology. The Gevo segment also develops, maintains and protects its intellectual property portfolio, develops future markets for its renewable hydrocarbons and provides corporate oversight services.

Agri-Energy Segment. The Agri-Energy segment is currently responsible for the operation of the Company's Luverne Facility and the current production of isobutanol, ethanol and related products. Isobutanol production will be used as a feedstock for us to produce SAF and renewable premium gasoline to fulfill existing sales contracts.

Renewable Natural Gas Segment. The Renewable Natural Gas segment is nearing completion of its construction and commissioning and is expected to produce low-carbon methane from the manure of cows and pigs for the production of energy.

Net-Zero Segment. The Net-Zero segment will be responsible for the production of energy dense liquid hydrocarbons using renewable energy and proprietary technology at Gevo's Net Zero Projects.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s chief operating decision maker is provided with and reviews the financial results of each of the Company’s consolidated legal entities, Gevo, Inc., Gevo Asset, LLC, Gevo RNG Holdco, LLC, Gevo NW Iowa RNG, LLC, Gevo Net-Zero Holdco, LLC, Gevo Net-Zero 1, LLC and Agri-Energy, LLC. The Company organizes its business segments based on the nature of the products and services offered through each of its consolidated legal entities. All revenue is earned and all assets are held in the U.S.

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Revenues from external customers
Gevo	$483	$1,650	$2,338
Agri-Energy	228	3,886	22,149
Renewable Natural Gas	—	—	—
Net-Zero	—	—	—

Consolidated	$711	$5,536	$24,487

Loss from operations
Gevo	$(33,080)	$(13,215)	$(12,360)
Agri-Energy	(16,605)	(12,047)	(13,995)
Renewable Natural Gas	(1,153)	(1,294)	—
Net-Zero	(9,252)	(405)	—

Consolidated	$(60,090)	$(26,961)	$(26,355)

Interest expense
Gevo	$67	$2,075	$2,738
Agri-Energy	17	19	—
Renewable Natural Gas	167	—	—
Net-Zero	—	—	—

Consolidated	$251	$2,094	$2,738

Depreciation and amortization expense
Gevo	$650	$214	$210
Agri-Energy	4,475	5,690	6,446
Renewable Natural Gas	3	—	—
Net-Zero	—	—	—

Consolidated	$5,128	$5,904	$6,656

Acquisitions of licenses, patents, plant, property and equipment
Gevo	$10,799	$4,501	$130
Agri-Energy	5,716	1,716	6,367
Renewable Natural Gas	52,470	—	—
Net-Zero	25,796	—	—

Consolidated	$94,781	$6,217	$6,497

Revenue by geographic area
United States	$322	$4,082	$22,149
Other	389	1,454	2,338

Consolidated	$711	$5,536	$24,487

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

	December 31,
	2021	2020
Construction in Process
Gevo	$442	$8
Agri-Energy	9,122	8,645
Renewable Natural Gas	56,879	4,479
Net-Zero	22,546	—

Consolidated	$88,989	$13,132

	December 31,
	2021	2020
Total assets
Gevo	$555,877	$152,177
Agri-Energy	153,494	131,893
Renewable Natural Gas	116,644	—
Net-Zero	44,763	—
Intercompany eliminations (1)	(204,302)	(131,971)

Consolidated (2)	$666,476	$152,099

(1)	Includes intercompany sales of nil and $0.1 million during the years ended December 31, 2021 and 2020, respectively, for hydrocarbon sales.
(2)	All other significant non-cash items relate to the activities of Gevo.

22. Subsequent Events

On January 27, 2022, the Company’s stockholders voted approved to amend the Certificate of Incorporation to increase the total number of authorized shares of common stock from 250,000,000 shares to 500,000,000 shares.

On  February 7, 2022, an incident occurred at one of the anaerobic digesters that is part of Gevo's RNG project that resulted in the accidental discharge of a mixture of water and manure into the environment. The Company promptly notified the Iowa Department of Natural Resources (the "DNR") and began mitigation work to minimize the impact of the discharge. The DNR has issued Gevo a notice of violation in connection with the discharge. There is a possibility that the Iowa Department of Natural Resources will initiate an enforcement action that could result in a monetary sanction against Gevo for the accidental discharge. Gevo does not believe that any such monetary sanction would be material or exceed $300,000.

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

Based on their evaluation as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gevo, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gevo, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and
Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Denver, Colorado

February 24, 2022

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2021.

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

The information required by this item is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2021.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2021.

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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.					X

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Form of Series 2020-A Warrant.	8-K	001-35073	July 8, 2020	4.1

4.3	Description of Securities.					X

10.1†	License Agreement, dated July 12, 2005, by and between Gevo, Inc. and the California Institute of Technology.	S-1	333-168792	November 4, 2010	10.6

10.2†	Amendment No. 4, dated October 1, 2010, to the License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005.	S-1	333-168792	October 21, 2010	10.10

10.3#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	June 11, 2021	10.1

10.4#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15

10.5#	Form of Restricted Shares Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.7

10.6#	Form of Stock Option Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.6

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.7#	Form of Stock Appreciation Rights Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.8

10.8#	Gevo, Inc. Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7

10.9#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1

10.10#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33

10.11#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Patrick Gruber.	S-1	333-168792	November 4, 2010	10.14

10.12#	Amendment Agreement, dated December 21, 2011, by and between and Patrick Gruber.	8-K	001-35073	December 27, 2011	10.1

10.13#	Second Amendment Agreement, dated February 16, 2015, by and between Gevo, Inc. and Patrick Gruber.	8-K	001-35073	February 17, 2015	10.1

10.14#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Christopher Ryan.	S-1	333-168792	November 4, 2010	10.16

10.15#	Offer of Employment Letter, dated December 21,2015, by and between Gevo, Inc. and Geoffrey T. Williams, Jr.	10-Q	001-35073	May 9, 2017	10.1

10.16#	Change of Control Agreement for Geoffrey T. Williams, Jr., dated February 18, 2016.	10-Q	001-35073	May 9, 2017	10.2

10.17#	Offer Letter, dated November 9, 2019, by and between Gevo, Inc. and L. Lynn Smull.	8-K	001-35073	November 15, 2019	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.18#	Offer Letter dated February 22, 2018 by and between Gevo, Inc. and Timothy J. Cesarek	10-Q	001-35073	May 13, 2020	10.1

10.19#	Offer Letter, dated February 16, 2021, by and between Gevo Inc. and Paul Bloom.	10-Q	001-35073	May 14, 2021	10.6

10.20†	Price Risk Management, Origination and Merchandising and between Agri-Energy, LLC and FCStone Merchant Services, LLC	10-Q	001-35073	August 7, 2015	10.3

10.21  ~~†~~ 	Unsecured Guaranty Agreement, dated June 1, 2015, by Gevo, Inc. in favor of FCStone Merchant Services, LLC.	10-Q	001-35073	August 7, 2015	10.5

10.22+†	Fuel Sales Agreement, dated October 28, 2019, by and between Gevo, Inc. and Scandinavian Airlines System.	8-K	001-35073	February 22, 2021	10.1

10.23+†	Amendment No. 1 to Fuel Sales Agreement, dated February 16, 2021, by and between Gevo, Inc. and Scandinavian Airlines System.	8-K	001-35073	February 22, 2021	10.2

10.24†	First Amendment to Price Risk Management, Origination and Merchandising Agreement, dated December 21, 2017, Agri-Energy, LLC and FCStone Merchant Services, LLC.	10-K	001-35073	March 28, 2018	10.28

10.25†	Settlement Agreement and Mutual Release, dated August 22, 2015, by and among Gevo, Inc., Butamax Advanced Biofuels, LLC, E.I. du Pont de Nemours & Company and BP Biofuels North America LLC.	10-Q	001-35073	November 5, 2015	10.2

10.26†	Patent Cross-License Agreement, dated August 22, 2015, by and between Gevo, Inc. and Butamax Advanced Biofuels LLC.	10-Q	001-35073	November 5, 2015	10.3

10.27	Joint Development Agreement, dated April 4, 2019, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	April 9, 2019	10.2

10.28+	Development License Agreement, dated April 4, 2019, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	April 9, 2019	10.3

10.29†	Renewable Isooctane Purchase and Sale Agreement, dated February 21, 2019 by and between Gevo, Inc. and HCS Group GmbH.	8-K	001-35073	February 27, 2019	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.30†	At-The-Market Offering Agreement, dated February 13, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	February 13, 2018	1.1

10.31	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated June 20, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 20, 2018	1.2

10.32†	Amendment to At-The-Market Offering Agreement, dated June 25, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 25, 2018	1.3

10.33	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated June 28, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 28, 2018	1.4

10.34	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated August 15, 2019, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	August 15, 2019	1.5

10.35	Amendment to At-The-Market Offering Agreement, dated December 30, 2020, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	December 30, 2020	10.1

10.36	Amendment to At-The-Market Offering Agreement, dated September 9, 2021, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	September 9, 2021	10.1

10.37+	Renewable ATJ Purchase and Sale Agreement, effective July 26, 2019, by and between Gevo, Inc. and Air Total International, S.A.	8-K	001-35073	August 13, 2019	10.1

10.38+	Fuel Sales Agreement, dated as of December 11, 2019, by and between Gevo, Inc. and Delta Air Lines, Inc.	8-K	001-35073	December 17, 2019	10.1

10.39+	Amendment No. 1 to Fuel Sales Agreement, dated as of April 22, 2020, by and between the Company and Delta Air Lines, Inc.	8-K	001-35073	April 28, 2020	10.1

10.40+	Master Framework Agreement, dated August 13, 2020, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	August 18, 2020	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.41+	Renewable Hydrocarbons Purchase and Sale Agreement, dated August 14, 2020, by and between Gevo, Inc. and Trafigura Trading LLC.	8-K	001-35073	August 20, 2020	10.1

10.42+	Base Contract for Sale and Purchase of Natural Gas, dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.1

10.43+	Special Provisions Attached to and Forming Part of the Base Contract for Sale and Purchase of Natural Gas dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.2

10.44+	Biogas Supply Addendum – Vehicle Fuel Segment-Supply Side, dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.3

10.56+	Transaction Confirmation relating to the Base Contract, by and between Gevo NW Iowa RNG, LLC and BP Canada Energy Marketing Corp.	8-K	001-35073	August 9, 2021	10.4

10.46+††	Asset Purchase Agreement, date September 21, 2021, between Butamax Advanced Biofuels LLC and Danisco US Inc., and Gevo, Inc.	8-K	001-35073	September 23, 2021	10.1

10.47	Amendment No. 1 to Renewable Hydrocarbons Purchase and Sale Agreement, date August 14, 2020, between Gevo, Inc. and Trafigura Trading LLC	8-K	001-35073	October 6, 2021	10.2

10.48+	Fuel Supply Agreement, dated December 2, 2021, by and between Gevo, Inc. and Kolmar Americas, Inc.	8-K	001-35073	December 7, 2021	10.1

10.49	Bond Financing Agreement, dated as of April 1, 2021, by and between Gevo NW Iowa RNG, LLC and the Iowa Finance Authority.	8-K	001-35073	April 15, 2021	10.1

10.50++	Letter of Credit Reimbursement Agreement, dated as of April 1, 2021, by and between Gevo, Inc. and Citibank, N.A.	8-K	001-35073	April 15, 2021	10.2

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

21.1	List of Subsidiaries.					X

23.1	Consent of Grant Thornton LLP.					X

31.1	Section 302 Certification of the Principal Executive Officer.					X
31.1	Section 302 Certification of the Principal Financial Officer.					X
32.1 *	Section 906 Certifications of the Principal Executive Officer and the Principal Financial Officer.					X *
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three years in the period ended December 31, 2021, (iv) Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2021, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021; and (xi) Notes to the Consolidated Financial Statements. The cover page XBRL tags are embedded within the Inline XBRL document.

X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

++	Confidential portions of the exhibit have been redacted from the filed version of the exhibit and are marked with a ***

††	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

#	Indicates a management contract or compensatory plan or arrangement.

*	Furnished herewith

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

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Patrick R. Gruber, Ph.D.	and Director

/s/ L. LYNN SMULL	Chief Financial Officer (Principal Financial Officer)	February 24, 2022
L. Lynn Smull

/s/ CAROLYN M. ROMERO	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Carolyn M. Romero, CPA

/s/ RUTH I. DREESSEN	Chairperson of the Board of Directors	February 24, 2022
Ruth I. Dreessen

/s/ GARY W. MIZE	Director	February 24, 2022
Gary W. Mize

/s/ ANDREW J. MARSH	Director	February 24, 2022
Andrew J. Marsh

/s/ WILLIAM H. BAUM	Director	February 24, 2022
William H. Baum

/s/ JAIME GUILLEN	Director	February 24, 2022
Jaime Guillen