Form 10-Q
period 2022-03-31
Gevo, Inc.
filed 2022-05-09
CIK 1392380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number 001-35073

GEVO, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0747704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Inverness Drive South, Building C, Suite 310 Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
(303) 858-8358
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	GEVO	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2022, 201,752,722 shares of the registrant’s common stock were outstanding.

GEVO, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.
GEVO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	Note	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents		$44,626	$40,833
Marketable securities (current)	5, 17	265,813	275,340
Restricted cash (current)	12	16,216	25,032
Accounts receivable, net		168	978
Inventories	7	2,735	2,751
Prepaid expenses and other current assets	4	5,861	6,857
Total current assets		335,419	351,791
Property, plant and equipment, net	8	156,896	139,141
Long-term marketable securities	5, 17	32,724	64,396
Long-term restricted cash	12	70,238	70,168
Operating right-of-use assets	6	2,209	2,414
Finance right-of-use assets	6	26,887	27,297
Intangible assets, net	9	8,656	8,938
Deposits and other assets		5,631	2,331
Total assets		$638,660	$666,476
Liabilities
Current liabilities
Accounts payable and accrued liabilities	11	$13,410	$28,288
Operating lease liabilities (current)	6	416	772
Finance lease liabilities (current)	6	4,029	3,413
Loans payable - other (current)	12	89	158
Total current liabilities		17,944	32,631
2021 Bonds payable (long-term)	12, 17	66,669	66,486
Loans payable - other (long-term)	12	276	318
Operating lease liabilities (long-term)	6	1,838	1,902
Finance lease liabilities (long-term)	6	17,403	17,797
Other long-term liabilities		95	87
Total liabilities		104,225	119,221
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 and 250,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 201,752,722 and 201,988,662 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.		2,019	2,020
Additional paid-in capital		1,107,051	1,103,224
Accumulated other comprehensive loss		(1,587)	(614)
Accumulated deficit		(573,048)	(557,375)
Total stockholders' equity		534,435	547,255
Total liabilities and stockholders' equity		$638,660	$666,476
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Note	Three Months Ended March 31,
		2022	2021
Revenue and cost of goods sold
Ethanol sales and related products, net	2	$169	$—
Hydrocarbon revenue	2	63	13
Other revenue	2	—	80
Total revenues	2, 18	232	93
Cost of production (including non-cash compensation expense of $0.09 million and nil, respectively)	14, 18	3,090	901
Depreciation and amortization	8, 9, 18	1,091	1,093
Total cost of goods sold		4,181	1,994
Gross loss		(3,949)	(1,901)
Operating expenses
Research and development expense (including non-cash compensation expense of $0.1 million and $0.5 million, respectively)	14	1,192	1,378
Selling, general and administrative expense (including non-cash compensation expense of $1.4 million and $0.5 million, respectively)	14	9,367	3,814
Preliminary stage project costs		507	2,727
Other operations (including non-cash compensation expense of $0.1 million and nil, respectively)	14	589	—
Depreciation and amortization	8, 9, 18	351	58
Total operating expenses		12,006	7,977
Loss from operations	18	(15,955)	(9,878)
Other income (expense)
(Loss) gain from change in fair value of derivative warrant liability		—	(53)
Interest expense	12, 18	(2)	(5)
Interest and dividend income	5	252	31
Other income (expense), net		32	(152)
Total other income (expense), net		282	(179)
Net loss		$(15,673)	$(10,057)

Net loss per share - basic and diluted	3	$(0.08)	$(0.05)

Weighted-average number of common shares outstanding - basic and diluted		201,925,747	183,566,524

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Note	Three Months Ended March 31,
		2022	2021
Net loss		$(15,673)	$(10,057)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of tax	5	(974)	—
Adjustment for net gain (loss) realized and included in net income, net of tax	5	1	—
Total change in other comprehensive income (loss)		(973)	—
Comprehensive loss		$(16,646)	$(10,057)
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share amounts)

	Note	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
		Shares	Amount
Balance, December 31, 2021		201,988,662	$2,020	$1,103,224	$(614)	$(557,375)	$547,255
Issuance of common stock upon exercise of warrants	10	4,677	—	3	—	—	3
Non-cash stock-based compensation	14	—	—	4,044	—	—	4,044
Issuance of common stock under stock plans, net of taxes	14	(240,617)	(1)	(220)	—	—	(221)
Other comprehensive loss		—	—	—	(973)	—	(973)
Net loss		—	—	—	—	(15,673)	(15,673)
Balance, March 31, 2022		201,752,722	$2,019	$1,107,051	$(1,587)	$(573,048)	$534,435

Balance, December 31, 2020		128,138,311	$1,282	$643,269	$—	$(498,172)	$146,379
Issuance of common stock, net of issuance costs		68,170,579	682	457,008	—	—	457,690
Issuance of common stock upon exercise of warrants	10	1,863,058	18	1,099	—	—	1,117
Non-cash stock-based compensation	14	—	—	562	—	—	562
Issuance of common stock under stock plans, net of taxes	14	(121,499)	(1)	1	—	—	—
Net loss		—	—	—	—	(10,057)	(10,057)
Balance, March 31, 2021		198,050,449	$1,981	$1,101,939	$—	$(508,229)	$595,691
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Note	Three Months Ended March 31,
		2022	2021
Operating Activities
Net loss		$(15,673)	$(10,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14	4,258	925
Depreciation and amortization	8, 9, 18	1,442	1,149
Non-cash lease expense	6	139	17
Non-cash interest expense	5	1,150	—
Changes in operating assets and liabilities:
Accounts receivable		810	435
Inventories	7	16	39
Prepaid expenses and other current assets, deposits and other assets	4	(2,317)	(4,273)
Accounts payable, accrued expenses and long-term liabilities	11, 12, 6	(2,285)	4,600
Net cash used in operating activities		(12,460)	(7,165)

Investing Activities
Acquisitions of property, plant and equipment	8	(31,218)	(4,630)
Acquisition of patent portfolio	9	(10)	—
Proceeds from sale and maturity of marketable securities	5	71,082	—
Purchase of marketable securities	5	(31,993)	—
Net cash used in investing activities		7,861	(4,630)

Financing Activities
Debt and equity offering costs	12	—	(31,683)
Proceeds from issuance of common stock and common stock warrants		—	489,373
Proceeds from exercise of warrants	10	3	1,117
Net settlement of common stock under stock plans	14	(220)	—
Payment of loans payable - other	12	(103)	(27)
Payment of finance lease liabilities	6	(34)	—
Net cash provided by financing activities		(354)	458,780

Net increase (decrease) in cash and cash equivalents		(4,953)	446,985
Cash, cash equivalents and restricted cash at beginning of period		136,033	78,338
Cash, cash equivalents and restricted cash at end of period		$131,080	$525,323

	Three Months Ended March 31,
Schedule of cash, cash equivalents and restricted cash	2022	2021
Cash and cash equivalents	$44,626	$525,323
Restricted cash (current)	16,216	—
Long-term restricted cash	70,238	—
Total cash, cash equivalents and restricted cash	$131,080	$525,323

	Three Months Ended March 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2022	2021
Cash paid for interest	$2	$3
Cash paid for interest capitalized to construction in progress	$516	$—
Non-cash interest capitalized to construction in progress	$1	$—
Non-cash purchase of property, plant and equipment	$7,530	$999
Right-of-use asset purchased with operating lease	$—	$1,562
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

1.Nature of Business, Financial Condition and Basis of Presentation
Nature of business. Gevo, Inc. (Nasdaq: GEVO) ("Gevo" or the "Company," which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries), a Delaware corporation founded in 2005, is a growth-oriented company with the mission of solving greenhouse gas emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen.

The Company is focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel ("SAF"), with the potential to achieve a “net-zero” greenhouse gas ("GHG") footprint. The Company uses the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the "GREET Model") to measure, predict and verify GHG emissions across the life-cycle of its products. The “net-zero” concept means Gevo expects that by using renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a net-zero, full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel.

Gevo's primary market focus, given current demand and growing customer interest, is SAF. The Company believes it also has commercial opportunities for other renewable hydrocarbon products, such as (i) hydrocarbons for gasoline blendstocks and diesel fuel, (ii) ingredients for the chemical industry, such as ethylene and butenes, and (iii) plastics, materials and other chemicals.

The Company believes it has the technology and know-how to convert various carbohydrate feeds through a fermentation process into alcohols and then transform the alcohols into renewable fuels and materials. While the Company expects its first major capital deployments to focus on the production of SAF, Gevo recognizes that there are opportunities to operate in several different markets, and it will pursue those opportunities when appropriate based on customer interest, access to capital and expected investment returns.

Gevo currently operates a wholly-owned development plant in Luverne, Minnesota (the "Luverne Facility"). The Luverne Facility was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space. Our Luverne Facility is a scale up and development site. Gevo intends to use the Luverne Facility to prove our processes, process concepts, unit operations and for other purposes in order to optimize feedstocks and the processes used for producing hydrocarbons from alcohols.

Gevo's renewable natural gas ("RNG") project ("NW Iowa RNG") owned by Gevo NW Iowa RNG, LLC, will generate RNG captured from dairy cow manure supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. Gevo NW Iowa RNG, LLC intends to sell RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, "BP"). Our dairy farm partners realize a variety of benefits including improved operational and environmental compliance options. These services facilitate long-term relationships with project hosts that may serve as a source for future projects and relationships. Gevo believes that RNG has potential to displace fossil-based natural gas used in the future production of net-zero hydrocarbon manufacturing facilities, providing the benefit of lowering the carbon intensity of hydrocarbon fuels.

In 2021, we began construction on NW Iowa RNG under a self-perform project delivery format. We completed most of the construction efforts at the end of 2021, and in January 2022, we began the process of commissioning the project. NW Iowa RNG is expected to be completed within budget. All digesters are currently in the start-up phase and are expected to reach steady production levels in the second quarter of 2022. When fully operational, NW Iowa RNG is expected to generate approximately 355,000 MMBtu of RNG per year.

We also operate a demonstration facility in Silsbee, Texas in partnership with South Hampton Resources, Inc. (the "South Hampton Facility"), from which the Company produces limited volumes of SAF and liquid hydrocarbon fuel.

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

Basis of presentation. The unaudited consolidated financial statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Asset, LLC, Gevo RNG HoldCo, LLC, Gevo NW Iowa RNG, LLC, Gevo Net-Zero

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
HoldCo, LLC, Gevo Net-Zero 1, LLC, and Agri-Energy, LLC (“Agri-Energy”)) have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the three months ended, March 31, 2022, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial statements at December 31, 2021, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2021 (the "2021 Annual Report").

Reclassifications. The Company reclassified certain prior period amounts to conform to the current period presentation, including the categorization of depreciation and amortization on the Consolidated Statements of Operations. These reclassifications had no impact on total revenues, total cost of goods sold, total operating expenses, net loss or stockholders' equity for any period.

2.Revenues from Contracts with Customers and Other Revenues

The Company's limited revenues are derived from two development-scale plants: (i) the South Hampton Facility and (ii) the Luverne Facility. These revenues are from customer contracts for ethanol sales and related products and hydrocarbon revenues, which include SAF, isooctene, and isooctane. These are sold mostly on a free-on-board, shipping point basis (recognized at a point in time), are independent transactions, do not provide post-sale support or promises to deliver future goods, and are single performance obligations. Historically, grant revenues consisted of governmental and cooperative research grants, while other revenue includes consulting services and short-term leases for certain storage facilities at the Luverne Facility. For the quarters ended March 31, 2022 and 2021, there were no variable revenues and as of March 31, 2022 and December 31, 2021, there were no remaining unfulfilled or partially fulfilled performance obligations. The Company does not offer explicit or implicit price concessions, so it records the revenue and trade receivables at 100% of the transaction price. Since all amounts are provided and due in less than one year, the Company elects to not record a financing component.

3.Net loss Per Share
Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the period. Diluted net loss per share is calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company's common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. None of the Company's stock options or other dilutive securities are considered to be dilutive in periods with net losses.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share for the three months ended March 31, 2022 and 2021 excluded 1,751,170 and 220,099, respectively, of common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(15,673)	$(10,057)
Basic and diluted weighted-average shares outstanding	201,925,747	183,566,524
Basic and diluted net loss per share	$(0.08)	$(0.05)

4.Prepaid and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$397	$805
Interest receivable	1,252	1,530
Exclusivity fees	—	3,250
Prepaid engineering	2,275	409
Prepaid other	1,937	863
Total Prepaid and other current assets	$5,861	$6,857
The $3.3 million of prepaid fees above are exclusivity fees and are reported in Deposits and other assets in the Consolidated Balance Sheets (Note 13) as of March 31, 2022.

5.Marketable Securities

The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities (in thousands):

		Available-for-Sale Securities at March 31, 2022
	Maturity	Amortized Cost Basis	Gross Unrealized Losses	Fair Value
Short-term marketable securities
U.S. Treasury notes	Within one year	$188,665	$(527)	$188,138
U.S. Government-sponsored enterprise securities	Within one year	78,375	(700)	77,675
Total short-term marketable securities		$267,040	$(1,227)	$265,813

Long-term marketable securities
U.S Treasury notes	Within two years	$11,040	$(72)	$10,968
U.S. Government-sponsored enterprise securities	Within two years	22,044	(288)	21,756
Total long-term marketable securities		$33,084	$(360)	$32,724

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

		Available-for-Sale Securities at December 31, 2021
	Maturity	Amortized Cost Basis	Gross Unrealized Losses	Fair Value
Short-term marketable securities
U.S. Treasury notes	Within one year	$226,136	$(344)	$225,792
U.S. Government-sponsored enterprise securities	Within one year	49,618	(70)	49,548
Total short-term marketable securities		$275,754	$(414)	$275,340

Long-term marketable securities
U.S Treasury notes	Within two years	$—	$—	$—
U.S. Government-sponsored enterprise securities	Within two years	64,596	(200)	64,396
Total long-term marketable securities		$64,596	$(200)	$64,396

The cost of securities sold is based upon the specific identification method. Interest receivable related to the marketable securities of $1.3 million was included within prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets as of March 31, 2022.

Interest income totaled $1.6 million the three months ended March 31, 2022 (nil for the three months ended March 31, 2021) and is included in "Interest and dividend income" in the Consolidated Statements of Operations.

Future maturities of the Company's marketable securities are $207.0 million in 2022 and $91.5 million in 2023.

6.Leases, Right-of-Use Assets and Related Liabilities
The Company is party to an operating lease contract for the Company’s office and research facility in Englewood, Colorado, that expires in January 2029. The lease contains an option to extend the lease which management does not reasonably expect to exercise, so it is not included in the length of the term. The Company also has one production line piece of equipment with an operating lease that expires in 2024. As of March 31, 2022, right-of-use assets under operating leases totaling $2.2 million are included in "Operating right-of use assets," and related lease liabilities totaling $2.3 million ($0.4 million in current and $1.8 million in long-term) are included in the Consolidated Balance Sheets.
The Company also has four finance leases for land under arrangements related to NW Iowa RNG. Under these contracts, the Company leases land from dairy farmers on which it has built three anaerobic digesters, related equipment and pipelines to condition raw biogas from cow manure provided by the farmers. The partially conditioned biogas will be transported from the three digester sites to a central gas upgrade system located at the fourth site that will upgrade the biogas to pipeline quality RNG for sale. These leases expire at various dates between 2031 and 2050. Since the Company adopted the practical expedient, all amounts paid to the lessor under these arrangements for cow manure and non-lease services are classified as lease payments and are included in the calculation of the right-of-use assets and lease liabilities. This results in significantly higher right-of-use assets and lease liabilities than if the Company did not elect this practical expedient. The Company also has one office equipment finance lease, which expires in 2025. As of March 31, 2022, right-of-use assets under finance leases totaling $26.9 million are included in "Finance right-of-use assets," and related lease liabilities totaling $21.4 million ($4.0 million in current and $17.4 million in long-term) are included in the Consolidated Balance Sheets.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The following table presents the (a) costs by lease category and (b) other quantitative information relating to the Company’s leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets (1)	$464	$—
Interest on lease liabilities (1)	262	11
Operating lease cost	139	61
Short-term lease cost	379	132
Variable lease cost (2)	115	39
Total lease cost	$1,359	$243

(1)$0.6 million and $0.4 million of amortization and interest expense for the three months ended March 31, 2022 and 2021, respectively, were capitalized as part of construction in progress, for related finance lease liabilities of $23.0 million and $0.6 million, respectively. The accumulated capitalized amounts of $3.0 million are included in "Property, plant and equipment, net" in the Consolidated Balance Sheets as the related NW Iowa RNG facilities were still under construction on March 31, 2022. Since these leases include approximately 75% fuel supplies, when the RNG facilities reach 60% production (expected in the second or third quarter of 2022), these capitalized amounts will be moved to inventory, and as units are sold they will be expensed through cost of goods sold.
(2)Represents amounts incurred in excess of minimum payments, including payments for common area expenses under our office and research facility lease, and additional amounts due under our NW Iowa RNG leases based on the number of cows maintained by the owners above the minimum required by the contracts of the respective facilities.

	Three Months Ended March 31,
	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$16	$6
Operating cash flows from operating leases	$456	$61
Finance cash flows from finance leases	$34	$7
Right-of-use asset obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use asset obtained in exchange for new operating lease liabilities	$—	$1,562
Weighted-average remaining lease term, finance lease (months)	215	221
Weighted-average remaining lease term, operating leases (months)	71	94
Weighted-average discount rate - finance leases (1)	5%	13%
Weighted-average discount rate - operating leases (1)	5%	5%
(1)The discount rate used for operating and finance leases is based on the Company's implicit borrowing rate ("IBR"). The Company estimated the IBR based on collateralized borrowings for similar terms and payments.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The table below shows the future minimum payments under non-cancelable financing and operating leases at March 31, 2022 (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2022 (remaining)	$447	$2,204
2023	528	1,713
2024	305	1,729
2025	315	1,743
2026	324	1,781
2027 and thereafter	706	22,130
Total	2,625	31,300
Less: Amounts representing present value discounts	371	9,868
Total lease liabilities	2,254	21,432
Less: current portion	416	4,029
Long-term portion	$1,838	$17,403

7.Inventories
The following table sets forth the components of the Company’s inventory balances (in thousands):

	March 31, 2022	December 31, 2021
Raw materials
Corn	$223	$301
Enzymes and other inputs	108	183
Nutrients	2	3
Palladium	203	265
Finished goods
SAF, Isooctane and Isooctene	501	335
Isobutanol	181	223
Ethanol	82	96
Work in process
Agri-Energy	84	83
Gevo	51	—
Spare parts	1,300	1,262
Total inventories	$2,735	$2,751
Work in process inventory includes unfinished SAF, isooctane and isooctene inventory.
During the three months ended March 31, 2022, the Company adjusted its finished goods and work in process inventory to net realizable value and recorded a $2.9 million loss in cost of goods sold. There were no net realizable losses recorded during the three months ended March 31, 2021, as the Luverne Facility was temporarily shut down due to the COVID-19 pandemic.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
8.Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life (in years)			March 31, 2022	December 31, 2021
Luverne Facility retrofit asset	20			$70,820	$70,820
Plant machinery and equipment	10			17,949	17,949
Site improvements	10			7,157	7,157
Lab equipment, furniture and fixtures and vehicles	5			6,813	6,811
Demonstration plant	2			3,597	3,597
Buildings	10			2,543	2,543
Leasehold improvements, pilot plant, land and support equipment	2	to	7	2,841	2,802
Computer, office equipment and software	3	to	6	2,338	2,332
Construction in progress	—			107,848	88,989
Total property, plant and equipment				221,906	203,000
Less accumulated depreciation and amortization				(65,010)	(63,859)
Property, plant and equipment, net				$156,896	$139,141
The Company recorded depreciation and amortization expense related to property, plant and equipment and intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation:
Cost of goods sold	$1,086	$1,088
Operating expenses	65	56
Patent amortization:
Cost of goods sold	5	5
Operating expenses	286	—
Total depreciation and amortization	$1,442	$1,149

Construction in progress includes $0.6 million for Gevo, $13.1 million for Agri-Energy, $67.4 million for NW Iowa RNG and $26.8 million for the Net-Zero 1 Project at March 31, 2022. Construction in progress includes $0.4 million for Gevo, $9.1 million for Agri-Energy, $56.9 million for NW Iowa RNG and $22.5 million for Net-Zero 1 Project at December 31, 2021. Construction in progress is not subject to depreciation until the assets are placed into service.

Borrowing costs. Borrowing costs directly attributable to acquisition and construction of an asset are capitalized until it is completed and ready for its intended use, and thereafter are recognized in profit or loss for the current period. The Company capitalized $0.5 million and nil of interest expense for the three months ended March 31, 2022, and March 31, 2021, respectively.

9.Intangible Assets

Intangible assets consist of patents, which management evaluates to determine whether they (i) support current products; (ii) support planned research and development, or (iii) prevent others from competing with Gevo's products.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The following table sets forth the Company’s identifiable intangible assets by classification (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Weighted-Average Useful Life (Years)
Finite-lived intangible assets:
Patents	$4,580	$(516)	$4,064	7.3
Defensive assets	4,900	(308)	4,592	8.4
Identifiable intangible assets	$9,480	$(824)	$8,656	7.9

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Weighted-Average Useful Life (Years)
Finite-lived intangible assets:
Patents	$4,575	$(368)	$4,207	7.3
Defensive assets	4,895	(164)	4,731	8.4
Identifiable intangible assets	$9,470	$(532)	$8,938	7.9
The following table details the estimated amortization of identifiable intangible assets as of March 31, 2022 (in thousands):

Year ending December 31,	Patents	Defensive Assets	Total
2022 (remaining)	$452	$442	$894
2023	599	586	1,185
2024	601	588	1,189
2025	599	586	1,185
2026	585	586	1,171
2027 and thereafter	1,228	1,804	3,032
Total	$4,064	$4,592	$8,656

See Note 8 for the amortization of intangible assets for the three months ended March 31, 2022 and March 31, 2021.

10.Warrants

On February 17, 2022, the Series K warrants expired with 7,126 unexercised warrants.
The following table sets forth information pertaining to shares issued upon the exercise of warrants:

	Issuance Date	Expiration Date	Exercise Price as of March 31, 2022	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of March 31, 2022	Shares Underlying Warrants Outstanding as of March 31, 2022
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,914,069	85,931
(1) The Series 2020-A Warrants are equity-classified warrants.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
During the three months ended March 31, 2022, common stock was issued as a result of the exercise of warrants as shown below (dollars in thousands):

	Common Stock Issued	Proceeds
Series 2020-A Warrants	4,677	$3

11.Accounts Payable and Accrued Liabilities
The following table sets forth the components of the Company's accounts payable and accrued liabilities (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable - trade	$1,399	$4,868
NW Iowa RNG accrued project costs	2,902	11,000
Accrued employee compensation	3,294	4,678
Net-Zero 1 accrued project costs	2,778	5,010
Other accrued liabilities	3,037	2,732
Total accounts payable and accrued liabilities	$13,410	$28,288

12.Debt
2021 Bond Issuance

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority ("the "Authority") issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the "2021 Bonds") for NW Iowa RNG. The bond proceeds are being used as a source of construction financing alongside equity from the Company. The bonds were issued under a Trust Indenture dated as of April 1, 2021 (the "Indenture") between the Authority and Citibank, N.A. as trustee (the "Trustee"). The 2021 Bonds mature April 1, 2042. They initially bear interest at 1.50% per annum during the Initial Term Rate Period, (as defined in the Indenture) payable semi-annually on January 1 and July 1 of each year. The bonds are supported by a $71.2 million irrevocable direct pay letter of credit (the "Letter of Credit"), which expires April 4, 2024 (unless terminated earlier), and was issued by Citibank, N.A. The Trustee will draw sufficient amounts on the Letter of Credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The bonds are callable and re-marketable on or after October 1, 2022. If the bonds have not been called and re-marketed by the first mandatory tender date the Trustee may draw on the Letter of Credit to repay the bonds in their entirety at the purchase price. Gevo deposited $71.2 million with Citibank, N.A. as restricted cash to secure any amounts drawn under the Letter of Credit. As of March 31, 2022, no amounts have been drawn under the Letter of Credit.

Gevo anticipates re-marketing the 2021 Bonds in the fall of 2022 under revised terms that will include a long-term maturity date and be non-recourse to Gevo. Upon a successful remarketing, Gevo anticipates that the Letter of Credit, the associated reimbursement agreement and the associated pledge of cash will be terminated, with a concurrent release of the restricted cash securing the Letter of Credit.

The 2021 Bonds were issued at a premium of $0.8 million, and debt issuance costs were $3.0 million. The bond debt is classified as long-term debt and is presented net of the premium and issuance costs, which are being amortized over the life of the bonds using the interest method. As of March 31, 2022, the premium balance, and debt issuance cost net of amortization were $0.6 million and $2.1 million, respectively.

Restricted cash and cash equivalents. The Company’s restricted cash and restricted cash equivalents consists of unused proceeds from the issuance of the 2021 Bonds, and are restricted for the purpose of constructing NW Iowa RNG projects as well as amounts pledged and assigned to Citibank, N.A. in its capacity as provider of the Letter of Credit as collateral for the reimbursement obligations of Gevo.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The proceeds from issuance of the 2021 Bonds are maintained by the Trustee under the Indenture and are released to the Company only to pay costs of the construction of NW Iowa RNG. The Company has used $53.0 million for the project. As of March 31, 2022, unused bond proceeds of $15.2 million are included in restricted cash classified as current since the proceeds will be distributed within 12 months. We expect all construction invoices will be received and paid, and the remaining unused bond proceeds will be released to reimburse Gevo by the end of the second quarter of 2022.

As of March 31, 2022, $71.2 million is held in restricted cash as collateral for the Letter of Credit. The Company is entitled to receive interest income on the restricted cash.

The restricted cash held by the Trustee is made up of the following (in thousands). Numbers are stated since inception and as of March 31, 2022:

March 31, 2022
Bond proceeds	$68,995
Disbursement of funds	(53,085)
Interest paid on bonds	(727)
Interest income	11
Total restricted cash held by Trustee	15,194
Total restricted cash for collateral	71,260
Total restricted cash and restricted cash equivalents	86,454
Current portion	(16,216)
Total restricted cash held by Trustee	$70,238

Loans Payable - Other
The equipment loans are secured by the related equipment.

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans").

On April 15, 2021, the Small Business Administration forgave the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP. The remaining SBA Loan for Agri-Energy totals $0.3 million, bears interest at 1.0% and matures in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021, and are payable through April 2025.

The summary of the 2021 Bonds and Loans payable - other are as follows (in thousands):

	Interest Rate			Maturity Date			March 31, 2022	December 31, 2021
2021 Bonds	1.5%			January 2042			$66,669	$66,486
SBA Loans	1.0%			April 2025			296	320
Equipment	4%	to	5%	February 2022	to	December 2024	70	156
Total loans payable - other							67,035	66,962
Less current portion							(89)	(158)
Long-term portion							$66,946	$66,804

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
Future principal payments for the Company's long-term debt are as follows (in thousands):

Year Ending December 31,
2022 (remaining)	$48
2023	159
2024	66,799
2025	29
2026	—
$67,035
13.Deposits and Other Assets

Deposits and other assets include the following:

	March 31, 2022	December 31, 2021
Deposits (1)	$881	$831
Investment in Juhl (2)	1,500	1,500
Exclusivity fees (3)	3,250	—
Total Deposits and Other Assets	$5,631	$2,331

(1) Deposits for legal services and for product for Net-Zero 1.
(2) Investment in Juhl's future wind farms.
(3) Axens North America, Inc. ("Axens") will provide certain alcohol-to-SAF services exclusively to the Company which may be offset against future license fees.

14.Stock-Based Compensation
Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the "2010 Plan"), and the Employee Stock Purchase Plan (the "ESPP").

The 2010 Plan provided for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. On June 9, 2021, with approval of stockholders at the 2021 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to a total of 22,980,074. At March 31, 2022, 7,717,026 shares remained available for awards under the 2010 Plan.
Restricted common stock and non-qualified stock option activity during the three months ended March 31, 2022, consisted of the following:

Period	Total Number of Restricted Shares Issued		Total Number of Non-qualified Stock Options Granted	Vesting Periods Years
January 1, 2022 to March 31, 2022	(340,502)	(1)	—	N/A
Total	(340,502)		—
(1)Includes shares of common stock cancelled related to the unvested restricted stock awards.
ESPP. The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of March 31, 2022, are available for future issuance. The purchase price of the common stock under the ESPP is 85% of

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
the lower of the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during the three months ended March 31, 2022 or 2021.

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
The following table sets forth the Company’s stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Equity Classified Awards
Stock options
Cost of goods sold	$85	$—
Research and development	51	—
Selling, general and administrative	1,444	—
Preliminary stage projects	5
Other	94

Restricted stock
Cost of goods sold	108	—
Research and development	58	125
Selling, general and administrative	2,050	437
Preliminary stage projects	11
Other	138
Total equity classified awards	4,044	562

Liability Classified Awards
Restricted stock
Selling, general and administrative	193	—

Stock appreciation rights
Research and development	—	348
Selling, general and administrative	21	15
Total liability classified awards	214	363
Total stock-based compensation	$4,258	$925

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the three months ended March 31, 2022, were as follows:

	Number of Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	4,739,940	$5.14	9.6	$—
Granted	—
Canceled or forfeited	(174,187)	$5.63
Exercised	—
Options outstanding at March 31, 2022	4,565,753	$5.12	9.4	$—

Options exercisable at March 31, 2022	1,520	$427.69	4.4	$—
(1) Exercise price of options outstanding range from $4 to $99,300 as of March 31, 2022. The higher range is related to historical stock reverse splits.

No stock options vested during the three months ended March 31, 2022. As of March 31, 2022, the total unrecognized compensation expense, net of estimated forfeitures, relating to stock options was $16.6 million, which is expected to be recognized over the remaining weighted-average period of approximately 3.6 years.
Restricted stock. Non-vested restricted stock awards and the changes during the three months ended March 31, 2022, were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	7,094,785	$3.93
Granted	—	$—
Exercised	(165,870)	$1.09
Canceled or forfeited	(174,268)	$4.53
Vested	(364)	$2.30
Non-vested at March 31, 2022	6,754,283	$4.01
The total fair value of restricted stock that vested during the three months ended March 31, 2022, was nil. As of March 31, 2022, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $19.4 million, which is expected to be recognized over the remaining weighted-average period of approximately 2.9 years. As of March 31, 2022, we had recorded a liability of $1.0 million for earned and unvested liability-classified restricted stock awards based on the fair value of our common stock as of March 31, 2022.

15.Income Taxes

The Company has incurred operating losses since inception, therefore no provision for income taxes was recorded and all related deferred tax assets are fully reserved for. We continue to assess the impact of a deferred tax asset as it relates to income taxes.

16.Commitments and Contingencies
Legal matters. From time to time, the Company has been, and may again become, involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any litigation and is not aware of any

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
pending or threatened litigation against the Company that it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.
Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2022, the Company did not have any liabilities associated with indemnities.
In addition, the Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and second amended and restated bylaws, in each case, as amended to date, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The duration of these indemnifications, commitments, and guarantees varies and, in certain cases, is indefinite. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.
Environmental liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2022.

In February 2022, an incident occurred at one of the anaerobic digesters that is part of NW Iowa RNG that resulted in the accidental discharge of a mixture of water and manure into the environment. We promptly notified the Iowa Department of Natural Resources (the "DNR") and began mitigation work to minimize the impact of the discharge. The DNR has issued a notice of violation in connection with the discharge.

In April 2022, two separate incidents occurred at two of the anaerobic digesters that are part of NW Iowa RNG that resulted in the accidental discharge of very small amounts of water and manure into the environment. The DNR has issued notices of violation in connection with the two discharges.

There is a possibility that the DNR will initiate an enforcement action with respect to the discharges described above that could result in a monetary sanction being levied against Gevo for the accidental discharges. We do not believe that any such monetary sanctions would be material to the Company.

17.Fair Value Measurements
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

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The carrying value and fair value, by fair value hierarchy, of the Company's financial instruments at March 31, 2022, and December 31, 2021, respectively, are as follows (in thousands):

		Fair Value Measurements at March 31, 2022
	Fair Value at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$199,106	$199,106	$—	$—
U.S. Government-sponsored enterprise securities	99,431	99,431	—	—

Other
Liability-classified restricted stock awards	894	894	—	—
Total recurring	$299,431	$299,431	$—	$—

		Fair Value Measurements at December 31, 2021
	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$225,792	$225,792	$—	$—
U.S. Government-sponsored enterprise securities	113,944	113,944	—	—

Other
Liability-classified restricted stock awards	702	702	—	—
Total recurring	$340,438	$340,438	$—	$—
There were no transfers to or from Level 3 in the three months ended March 31, 2022.

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the 2021 Bonds was assumed to be April 1, 2024 (three years from issuance) with repayment of 100% of principal on that date. The impact of the Company's optional redemption feature, effective October 1, 2022, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the 2021 bonds as of March 31, 2022, are summarized as follows:

	March 31, 2022
	Carrying Value	Estimated Fair Value
2021 Bonds	$68,155	$66,657
The Company has not elected the fair value option for any of its instruments.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

18.Segments
The Company's chief operating decision maker is provided with and reviews a monthly executive package which separately identifies its business segments based on the nature of the products and services offered through each of its consolidated legal entities. In January 2021, the Company began to separately identify the Renewable Natural Gas Segment in the monthly executive package. As such, the Company has determined that it has three operating segments: (i) Gevo segment; (ii) Agri-Energy segment; (iii) Renewable Natural Gas segment. Transactions between segments are eliminated in consolidation.
Gevo segment. The Gevo segment is responsible for all research and development activities related to the future production of SAF, commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The Gevo segment also develops, maintains and protects its intellectual property portfolio, provides corporate oversight services, and responsible for development and construction of our Net-Zero projects.

Agri-Energy segment. The Agri-Energy segment is currently responsible for the operation of the Company’s Luverne Facility, development and optimization of the production of isobutanol, ethanol and related products.
Renewable natural gas segment. The Renewable Natural Gas segment produces low-carbon methane from manure for the production of RNG.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Gevo	$63	$13
Agri-Energy	169	80
Renewable Natural Gas	—	—
Consolidated	$232	$93

Loss from operations:
Gevo	$(12,124)	$(7,763)
Agri-Energy	(3,808)	(2,047)
Renewable Natural Gas	(23)	(68)
Consolidated	$(15,955)	$(9,878)

Acquisitions of patents, plant, property and equipment:
Gevo	$4,438	$253
Agri-Energy	3,947	10
Renewable Natural Gas	10,393	5,169
Consolidated	$18,778	$5,432

	March 31, 2022	December 31, 2021
Total assets
Gevo	$450,048	$484,528
Agri-Energy	65,834	64,008
Renewable Natural Gas	122,778	117,940
Consolidated (1)	$638,660	$666,476

19.Subsequent Events

In April 2022, Gevo signed an amendment to its Fuel Supply Agreement with Rock River Jerseys, LLC ("RRJ") to reimburse RRJ for part of the cost to install and operate covers for the lagoons at the RRJ dairy. This will allow Gevo to optimize efficiencies and could significantly improve the carbon intensity score at NW Iowa RNG. The Company's estimated share of the total capital cost for the improvements is approximately $1.9 million. The installation is expected to be completed early in the third quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the impact of the novel coronavirus ("COVID-19") pandemic on our business, our financial condition, our results of operation and liquidity, our ability to finance and construct our Net-Zero 1 Project (as defined below), our ability to produce our products at our demonstration facility in Luverne, Minnesota (the “Luverne Facility”) or elsewhere, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or "net-zero" carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero 1 Project, our Luverne Facility and elsewhere, our ability and plans to construct a greenfield commercial hydrocarbon facility to produce sustainable aviation fuel ("SAF") and renewable premium gasoline/isooctane, our ability to raise additional funds to finance our business, our ability to perform under our existing off-take agreements and other supply agreements we may enter into in the future, our ability to successfully construct and operate our renewable natural gas ("RNG") project in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report”), including Item 1A. "Risk Factors" of our 2021 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its subsidiaries.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures in our 2021 Annual Report.

Company Overview
Gevo, Inc. (Nasdaq: GEVO), a Delaware corporation founded in 2005, is a growth-oriented company with the mission of solving the problem of greenhouse gas emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen. We believe that the market size for hydrocarbon fuels will continue to remain significant in the long-term even with the rapid adoption of electric vehicles and hydrogen technologies. We also believe that we can achieve at least one billion gallons of hydrocarbon production and sales by 2030.

We are focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a “net-zero” greenhouse gas ("GHG") footprint. We believe that this addresses the global need of reducing GHG emissions with "drop in" sustainable alternatives to petroleum fuels. We use Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the "GREET Model") to measure, predict and verify GHG emissions across the life cycle of our products. The "net-zero" concept means that we expect to produce fuels that could have carbon neutral or net-zero GHG footprint across the whole of the life cycle of the fuel from capture of renewable carbon, through production, and subsequent burning of the fuel in, for example, a jet engine.

Our primary market focus, given current demand and growing customer interest, is SAF. We believe that we also have commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The global fuel consumption by commercial airlines was an all-time high of 95 billion gallons in 2019. However, due to the COVID-19 pandemic, fuel consumption dropped to 52 billion gallons in 2020 and reached 57 billion gallons in 2021.

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

●
Starting on March 1, 2020, Delta Air Lines committed spending $1 billion over the next 10 years on its objective around mitigating emissions from its global business going forward. Delta will invest in driving innovation, advancing clean air travel technologies, accelerating the reduction of carbon emissions and waste and establishing new projects to mitigate the balance of emissions.

●	The oneworld® alliance committed to a target of 10% SAF use across the alliance by 2030 and plans to reach net zero emissions by 2050.

We believe we possess the technology and know-how to convert various carbohydrate feeds through a fermentation process into alcohols and then transform the alcohols into renewable fuels and materials. While we expect our first major capital deployments to focus on the production of SAF, we recognize that there are opportunities to operate in several different renewable fuels and materials markets and we will pursue those opportunities when appropriate based on customer interest, access to capital, and expected investment returns.

Our production processes use carbohydrates as a feedstock. Carbohydrates are plant matter that result from photosynthesis. Photosynthesis is the natural process by which carbon dioxide is captured from the air by plants. The carbon in carbohydrates is therefore renewable because it is already in the atmosphere. The carbohydrates are fermented to produce alcohol intermediate products (e.g., ethanol or isobutanol). The alcohol-based intermediates are then chemically processed to make renewable hydrocarbons. To achieve net-zero carbon intensity ("CI") across the whole life cycle of the products, we believe:

●	carbohydrates with a low CI score must be used in production;
●	the energy (electricity and heat source) used in production must be de-fossilized; and
●	the products cannot contain fossil-based carbon.

We believe sustainably grown corn (i.e., corn that is grown with precision agricultural techniques and low-till or no till cultivation to conserve nutrients, prevent water runoff and erosion) is a good feedstock because:

●	it produces a significant amount of protein and vegetable oil for nutritional products on a per acre basis while also producing an abundance of low CI carbohydrates that can be captured and used as a feedstock for fuels and chemicals;
●	the protein and oil that are produced are easily separated and sold as co-products into the food chain markets. The protein and oil revenue serves to offset the cost of the corn feedstock;
●	we believe that the carbon footprint of growing corn can be negative, according to calculations completed with the GREET Model, when a full suite of climate-smart agricultural practices are employed on appropriate acres of cropland.

We believe that utilizing sustainable agriculture practices to help solve GHG problems is a breakthrough that addresses the problem of GHGs without compromising sustainability or food supply. We also believe that it will be possible to create an incentive structure that rewards farmers to lower the CI score of their agricultural products and create a cycle of continuous improvement to their overall sustainability footprint.

Net-Zero Projects
In early 2021, we announced the concept of “Net-Zero Projects” as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (e.g., photosynthetic, wind, renewable natural gas, biogas) from a variety of sources into energy dense liquid hydrocarbons that, when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and including the end use (burning as a fuel for cars, planes, trucks and ships).

We announced that our initial Net-Zero project (“Net-Zero 1 Project") is currently planned to be constructed at Lake Preston, South Dakota. We expect that the Net-Zero 1 Project will have the capability to produce liquid hydrocarbons that when burned have a “net-zero” GHG footprint. We currently expect the Net-Zero 1 Project to have a capacity of approximately 60 MGPY of hydrocarbons with the majority being SAF, along with naphtha and diesel blendstocks. All of the production for the Net-Zero 1 Project is backed by our current portfolio of take-or-pay contracts. Along with hydrocarbons, we expect to produce approximately 420 million pounds per year of high-value protein products for use in the food chain and more than 30 million pounds per year of corn oil. Significant progress has been made to date on site development, engineering of the facility, and permitting. Our products will be produced in two stages. The first stage involves alcohols production by fermentation and the second stage is the conversion of such alcohols into hydrocarbons. We have been working with Axens North America, Inc. ("Axens") to engineer the alcohols-to-hydrocarbon side of the production facility given their extensive commercial experience with their process and the performance guarantees that cover the entire alcohol-to-hydrocarbon process. The fermentation side of the production facility is being engineered with companies that have extensive experience in fermentation and ag-based facilities. We also expect to execute contracts to supply wind power and green hydrogen to the plant as well as to operate a wastewater treatment plant, which is expected to generate a significant amount of biogas. We expect to select an Engineering, Procurement, and Construction company by the end of the year to lead the construction phase of the Net-Zero 1 Project. We also expect to begin purchasing long lead time equipment later this year to enable completion of the facility in 2025. We are preparing for other major milestones such as site acquisition, preparation and construction work. Engineering work is on track, and we expect to break ground in late 2022, with the target completion date for the plant in 2025. In addition, substantial due diligence work is being performed on the next Net-Zero Projects, including review of potential sites against project criteria.

Alcohols-to-SAF Strategy
Alcohols can be converted to hydrocarbon products with catalytic chemical processing techniques analogous to those used in the petrochemical industry. In October 2021, we signed an agreement with Axens for their technology on this process since they have already scaled it up and they have licensed it to many commercial production facilities. The agreement establishes a strategic alliance aimed at accelerating the commercialization of sustainable alcohol-to-SAF projects in the United States. As part of the alliance, Axens brings technologies with over 60 related patents, engineering packages, proprietary catalysts and certain proprietary equipment required to convert alcohols into SAF and they will provide certain process guarantees to us.

Luverne Facility

The Luverne Facility was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space. The Luverne Facility continues to provide valuable knowledge and experience for the future strategic growth of the Company and its billion-gallon initiative. As a development site, operations will continue to be tailored to support a focus on advancing our technology, testing and optimizing alternative feedstocks, yeast strains, and unit operations as well as partnership development for integrated GHG reductions. It is well equipped and positioned for optimization of the decarbonization and business circuits from feedstock to energy solutions. The site provides a unique opportunity to showcase our decarbonization and business systems and raise awareness for future partnerships, investors, and local communities.

Renewable Natural Gas Projects
In 2019, we began developing RNG projects. Manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality RNG. RNG has value in markets such as California when injected and shipped through a natural gas pipeline. There is also value to Gevo’s hydrocarbon production process by giving us another option to achieve carbon negative GHG emissions on our renewable hydrocarbon products. The hydrocarbon products resulting from such a decarbonization process have lower CI scores and increased market value, in addition to having a more positive impact on the environment. Our dairy farm partners realize a variety of benefits including improved operational and environmental compliance options. These services facilitate long-term relationships with project hosts that may serve as a source for future projects and relationships.

We developed Gevo's initial RNG project in Northwest Iowa (“NW Iowa RNG”) to generate RNG captured from dairy cow manure, which will be supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. We completed most of the construction efforts at the end of 2021. In January 2022, we began the process of bringing it online. All of the digesters are currently in the start-up phase and are expected to reach steady production levels in the second quarter of 2022.

When fully operational, NW Iowa RNG is expected to generate approximately 355,000 MMBtu of RNG per year. We expect to sell this RNG into the California market under the dispensing agreements BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”) has in place with Clean Energy Fuels Corp. The majority of the revenues are expected to commence in late 2022 or early in 2023 and will be derived from two main components. The first component consists of the sales of RNG and the second component consists of the environmental attributes associated with the RNG sales, including the attributes available from California’s Low Carbon Fuel Standard ("LCFS") program and the U.S. Environmental Protection Agency’s Renewable Fuels Standard ("RFS"). LCFS and RFS are state and federal programs, respectively, that provide incentives for the supply of low carbon renewable fuels in California and in the United States.

We are also planning to make improvements to this RNG project by investing in capital projects that may significantly improve its CI score and revenue, which in turn strengthen the overall economics of the project. Gevo’s current estimated share of the capital cost for those improvements is approximately $1.9 million.

We have strong relationships throughout the industry supply chain from technology and equipment providers to feedstock owners, and RNG off-takers. We believe that the trust and strong reputation we have attained in combination with our understanding of the various and complex environmental attributes gives us a competitive advantage. We leverage our relationships to identify and execute new project opportunities. Typically, new development opportunities come from our existing relationships with dairy owners who value our strong reputation in the industry.

We exercise financial discipline in pursuing projects by targeting attractive risk-adjusted project returns, whether selling RNG into the markets or using it to lower CI scores at our Net-Zero Projects. We will monitor biogas supply availability across our portfolio and seek to maximize production at existing projects by expanding operations when economically feasible.

Verity and Carbon Tracking

Capturing and accurately counting carbon data across the whole of the business system is a critical part of Gevo’s business model, and the CI scores across the whole of the carbon lifecycle, from feedstock through the burning of fuels. Through the use of the GREET Model and a field level approach using Verity Tracking, our goal is to obtain carbon credits for the improved agricultural practices related to climate smart agriculture such as precision agriculture and tillage practices (i.e., low till and no-till cultivation). We believe there is an opportunity to document, verify, and monetize that carbon value which is not otherwise counted and reward value chain partners, including farmers, for improving sustainability. Gevo’s current economic projections do not take into account this upside in value.

Verity Tracking is a joint venture between Gevo and Blocksize Capital GmbH to develop and commercialize carbon value and other sustainable attributes. Verity has developed and will continue to develop a proprietary platform based on Distributed Ledger Technology (“DLT” or commonly called “blockchain”). Verity is developing the capability to track sustainability attributes such as carbon reductions through a value chain with the utmost data security, audit capabilities and immutability. In addition, Verity will have the ability to work with all aspects of value chain decarbonization and create a path for monetization of that carbon reduction, through processes such as “tokenization.” Verity and Gevo have recently partnered with Farmers Edge Inc. ("Farmers Edge"), a company dedicated to helping farmers track data and improve agricultural decision making. As of December 31, 2021, Farmers Edge reported over 3,800 growers with over 18 million subscribed acres having implemented their solutions.

Gevo has begun to develop the agricultural Climate Smart Data for key farms that would supply its Net-Zero 1 plant. Gevo intends to work with Verity to accurately account for and determine value for the carbon reductions captured in feedstocks, both during fuel production and in final products, to help our customers and value chain partners achieve their sustainability goals.

Recent Developments
Delta Air Lines. On March 22, 2022, we signed a "take-or-pay" agreement with Delta Air Lines, Inc. ("Delta") to supply them with 75 MGPY of SAF for seven years. This agreement replaces the existing agreement signed with Delta in 2019 to purchase 10 MGPY and bolsters Delta's commitment to incorporating SAF into its operations.

COVID-19
The COVID-19 pandemic has had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It resulted in travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. It is possible that that the impacts of the COVID-19 pandemic on general economic activity could continue to negatively impact our revenue and operating results for 2022 and beyond. In light of the current and potential future disruption to our business operations and those of its customers, suppliers and other third parties with whom we do business, we considered the impact of the COVID-19 pandemic on our business. The impact of the COVID-19 pandemic on the global transportation industry could continue to result in less demand for our transportation fuel products, which could have a material adverse effect on our business, financial condition and our prospects for the foreseeable future.

There is also a risk that COVID-19 could have a material adverse impact on the development of our Net-Zero 1 Project, customer demand and cash flow, depending on the extent of our future production activities.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$169	$—	$169
Hydrocarbon revenue	63	13	50
Grant and other revenue	—	80	(80)
Total revenues	232	93	139
Cost of production	3,090	901	2,189
Depreciation and amortization	1,091	1,093	(2)
Total cost of goods sold	4,181	1,994	2,187
Gross loss	(3,949)	(1,901)	(2,048)
Operating expenses
Research and development expense	1,192	1,378	(186)
Selling, general and administrative expense	9,367	3,814	5,553
Preliminary stage project costs	507	2,727	(2,220)
Other operations	589	—	589
Depreciation and amortization	351	58	293
Total operating expenses	12,006	7,977	$4,029
Loss from operations	(15,955)	(9,878)	(6,077)
Other income (expense)
(Loss) gain from change in fair value of derivative warrant liability	—	(53)	53
Interest expense	(2)	(5)	3
Interest and dividend income	252	31	221
Other income (expense), net	32	(152)	184
Total other income (expense), net	282	(179)	461
Net loss	$(15,673)	$(10,057)	$(5,616)
Revenue. We sold 35 thousand gallons of SAF, isooctane and isooctene from our Luverne Minnesota development facility for the three months ended March 31, 2022. Revenue was $0.2 million for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021, due to the temporary shutdown in 2021 related to the COVID-19 pandemic.

Cost of goods sold. Cost of goods sold was $4.2 million during the three months ended March 31, 2022, compared with $2.0 million during the three months ended March 31, 2021, an increase of $2.2 million. The majority of our costs are related to the production of SAF, isooctane and isooctene as we continue to develop and tailor our Luverne Facility demonstration operations to support our focus on advancing technology, testing and optimizing alternative feedstocks, yeast strains, and unit operations as well as partnership development for integrated GHG reductions. Cost of goods sold also includes a $2.9 million loss for a net realizable value adjustment made to our finished goods and work in process inventory. There were no net realizable losses recorded during the three months ended March 31, 2021, as the Luverne Facility was temporarily shut down due to the COVID-19 pandemic.

Research and development expense. Research and development expense remained relatively consistent during the three months ended March 31, 2022, compared with the three months ended March 31, 2021.

Selling, general and administrative expense. Selling, general and administrative expense increased by $5.6 million during the three months ended March 31, 2022, compared with the three months ended March 31, 2021, due primarily to increases in personnel costs related to strategic new hiring, stock-based compensation, professional fees related to new contracts and higher costs for insurance.

Preliminary stage project costs. Preliminary stage project costs are related to our NW Iowa RNG and Net-Zero projects and consist of research and development expense in addition to selling, general and administrative expenses of the projects. Preliminary stage project costs decreased by $2.2 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease is mainly due to the fact that we began capitalizing our Net-Zero 1 project costs in Q3 2021, after completing certain front-end engineering studies and determining it was probable that we would build Net-Zero 1. Net-Zero 1 and RNG related costs were expensed in Q1 2021.

Other operations. Other operations costs increased by $0.6 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. During the three months ended March 31, 2022, Other operations costs were primarily related to unallocated engineering and consulting services.

Depreciation and amortization expense. Depreciation and amortization expense increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to amortization of our intangible assets, including patents and exclusivity fees.

(Loss) from change in fair value derivative warrant liability. We incurred no gain (loss) from the change in the fair value of the derivative warrant liability in the three months ended March 31, 2022; the last of the liability warrants expired on February 17, 2022.

Interest expense. There were no material changes in interest expense during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Interest and dividend income. Interest and dividend income increased by $0.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the interest earned on our investments partially offset by the amortization of the bond premiums.

Other income (expense). Other income (expense) during the three months ended March 31, 2022, was $0.3 million, a decrease of $0.2 million compared to the three months ended March 31, 2021, primarily due to the miscellaneous sale of consumable inventory.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies since December 31, 2021. For a description of our other critical accounting policies and estimates that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our 2021 Annual Report.

Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents totaling $44.6 million, short and long-term restricted cash totaling $86.5 million and short and long-term marketable securities totaling $298.5 million. The marketable securities are highly liquid and can be converted to cash when needed for operations. We expect to use our cash, cash equivalents, restricted cash and marketable securities for the following purposes: (i) identification, development, acquisition and construction of new production facilities and to plan for expanded production to fulfill existing off-take agreements, including the Company's Net-Zero Projects; (ii) investment in RNG projects; (iii) development of the Luverne Facility; (iv) development, acquisition and operation of sustainable alcohol-to-SAF plants to produce SAF alone or with partners; (v) operating activities at the Company's corporate headquarters in Colorado, including research and development work; (vi) exploration of strategic alternatives and additional financing, including project financing; and (vii) future debt service obligations. We believe as a result of our cash and cash equivalents balances, and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Since our inception in 2005, we have devoted most of our cash resources to the development and commercialization of isobutanol and related products from renewable feedstocks. We have incurred losses since inception, have a significant accumulated deficit, and expect to incur losses for the foreseeable future. We have financed our operations primarily with proceeds from the issuance of equity and debt securities, borrowings under debt facilities and product sales.

The Company's transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates, the development, acquisition and construction of additional production facilities to support that Company's off-take agreements, the achievement of a level of revenues adequate to support the Company's cost structure, and the ability to raise capital to finance the development, acquisition, and construction of additional productions facilities.

On January 27, 2022, the Company’s stockholders voted to amend the Certificate of Incorporation to increase the total number of authorized shares of common stock from 250 million shares to 500 million shares. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital, on acceptable terms, through arrangements with strategic partners or from other sources. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(12,460)	$(7,165)
Net cash from investing activities	$7,861	$(4,630)
Net cash provided by financing activities	$(354)	$458,780
Operating Activities
Our primary uses of cash from operating activities are personnel-related expenses, research and development-related expenses, including costs incurred under development agreements, costs of licensing of technology, legal-related costs, expenses for development production of isobutanol, ethanol and related products.
During the three months ended March 31, 2022, net cash used for operating activities was $12.5 million compared to $7.2 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, net cash used for operating activities was $12.5 million compared to $7.2 million for the three months ended March 31, 2021. The $5.3 million decrease in operating cash flows was primarily due to increased costs associated with our production of isobutanol and hydrocarbon products for market development, process technology and related process engineering work. In addition, we had increases in personnel expenses to support the growth in business activity, partnership development and Verity Tracking development expenses.

Investing Activities
During the three months ended March 31, 2022, we used $7.9 million in cash for investing activities, of which $71.1 million related to proceeds from sales and maturities of marketable securities, offset by the reinvestment of $31.2 million in marketable securities, and $31.5 million of investments in our capital projects, including $18.3 million in the NW Iowa RNG project, $9.6 million in the Net-Zero 1 project, as well as $3.2 million in development projects at Agri-Energy and Gevo.
We completed the construction of the NW Iowa RNG project and may invest up to an additional $11.4 million for start-up, improvements, and expansions during the remainder of 2022. We currently plan to spend approximately $100 million for engineering, development, long-lead equipment deposits, debt financing costs, and project construction equity investment commitments over the next 12 months for the Net-Zero 1 Project.

Financing Activities
During the three months ended March 31, 2022, we used $0.4 million in cash from financing activities, which primarily consisted of $0.2 million net settlement of common stock for taxes under our stock plans and $0.1 million of interest on certain equipment loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes since our disclosure in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2021 Annual Report.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation, other disputes and regulatory proceedings that we believe to be material and we are not aware of any pending or threatened proceedings against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

In February 2022, an incident occurred at one of the anaerobic digesters that is part of NW Iowa RNG that resulted in the accidental discharge of a mixture of water and manure into the environment. We promptly notified the Iowa Department of Natural Resources (the "DNR") and began mitigation work to minimize the impact of the discharge. The DNR has issued a notice of violation in connection with the discharge.

In April 2022, two separate incidents occurred at two of the anaerobic digesters that are part of NW Iowa RNG that resulted in the accidental discharge of very small amounts of water and manure into the environment. The DNR has issued notices of violation in connection with the two discharges.

There is a possibility that the DNR will initiate an enforcement action with respect to the discharges described above that could result in a monetary sanction being levied against Gevo for the accidental discharges. We do not believe that any such monetary sanctions would be material.

Item 1A. Risk Factors.
You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report. The risk factors in our 2021 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of equity securities by the issuer:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	—
February 1, 2022 - February 28, 2022	—	$—	—	—
March 1, 2022 - March 31, 2022 (1)	66,348	$3.33	—	—
Total	66,348	$3.33	—	—
(1)Represents shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1
3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1
4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.3	Form of Series 2020-A Warrant to Purchase Common Stock.	8-K	001-35073	July 8, 2020	4.1
10.1 +	Fuel Sales Agreement, dated March 18, 2022, by and between Gevo, Inc. and British Airways plc.	8-K	001-35073	March 21, 2022	10.1
10.2 +	Fuel Sales Agreement, dated March 16, 2022, by and between Gevo, Inc. and Delta Air Lines, Inc.	8-K	001-35073	March 22, 2022	10.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

+
Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information that the registrant treats as private or confidential.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.
(REGISTRANT)

By:	/s/ Alisher Nurmat
Alisher Nurmat, CPA Vice President and Controller (Principal Accounting Officer)
Date: May 9, 2022