Form 10-Q
period 2022-06-30
Gevo, Inc.
filed 2022-08-08
CIK 1392380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, 235,165,951 shares of the registrant’s common stock were outstanding.

GEVO, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.
GEVO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	Note	As of June 30, 2022	As of December 31, 2021
Assets
Current assets
Cash and cash equivalents		$172,984	$40,833
Marketable securities (current)	5	297,631	275,340
Restricted cash (current)	12	5,894	25,032
Accounts receivable, net		188	978
Inventories	7	2,649	2,751
Prepaid expenses and other current assets	4	5,275	3,607
Total current assets		484,621	348,541
Property, plant and equipment, net	8	176,054	139,141
Long-term marketable securities	5	—	64,396
Long-term restricted cash	12	70,256	70,168
Operating right-of-use assets	6	2,098	2,414
Finance right-of-use assets	6	27,477	27,297
Intangible assets, net	9	8,364	8,938
Deposits and other assets		5,741	5,581
Total assets		$774,611	$666,476
Liabilities
Current liabilities
Accounts payable and accrued liabilities	11	$18,750	$28,288
Operating lease liabilities (current)	6	423	772
Finance lease liabilities (current)	6	6,293	3,413
Loans payable - other (current)	12	158	158
Total current liabilities		25,624	32,631
2021 Bonds payable (long-term)	12	66,853	66,486
Loans payable - other (long-term)	12	238	318
Operating lease liabilities (long-term)	6	1,786	1,902
Finance lease liabilities (long-term)	6	16,342	17,797
Other long-term liabilities		—	87
Total liabilities		110,843	119,221
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 and 250,000,000 shares authorized at June 30, 2022, and December 31, 2021, respectively; 235,165,951 and 201,988,662 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively.		2,353	2,020
Additional paid-in capital		1,249,880	1,103,224
Accumulated other comprehensive loss		(2,256)	(614)
Accumulated deficit		(586,209)	(557,375)
Total stockholders' equity		663,768	547,255
Total liabilities and stockholders' equity		$774,611	$666,476
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Note	Three months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Revenue and cost of goods sold
Ethanol sales and related products, net	2	$71	$—	$240	$—
Hydrocarbon revenue	2	18	346	81	359
Total revenues	2, 18	89	346	321	359
Cost of production (including stock-based compensation)	13	2,640	1,617	5,730	2,518
Depreciation and amortization	8, 9	1,088	1,177	2,179	2,270
Total cost of goods sold		3,728	2,794	7,909	4,788
Gross loss		(3,639)	(2,448)	(7,588)	(4,429)
Operating expenses
Research and development expense (including stock-based compensation)	13	1,966	1,332	3,158	2,710
Selling, general and administrative expense (including stock-based compensation)	13	9,209	4,846	18,576	8,660
Preliminary stage project costs		314	5,472	821	8,199
Other operations (including stock-based compensation)	13	601	—	1,190	—
Loss on disposal of assets		—	4,954	—	4,954
Depreciation and amortization	8, 9	386	46	737	104
Total operating expenses		12,476	16,650	24,482	24,627
Loss from operations	18	(16,115)	(19,098)	(32,070)	(29,056)
Other income (expense)
Gain (loss) from change in fair value of derivative warrant liability		—	43	16	(10)
Interest expense		(2)	(6)	(4)	(11)
Investment income (loss)	5	78	—	330	—
Gain on forgiveness of SBA loan		—	641	—	641
Other income (expense), net		2,878	167	2,894	126
Total other income (expense), net		2,954	845	3,236	746
Net loss		$(13,161)	$(18,253)	$(28,834)	$(28,310)
Net loss per share - basic and diluted	3	$(0.06)	$(0.09)	$(0.14)	$(0.15)
Weighted-average number of common shares outstanding - basic and diluted		209,809,994	198,137,420	205,889,651	190,892,223

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Note	Three months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Net loss		$(13,161)	$(18,253)	$(28,834)	$(28,310)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net of tax	5	(669)	(307)	(1,643)	(307)
Adjustment for net gain (loss) realized on available-for-sale securities and included in net income, net of tax	5	—	—	1	—
Total change in other comprehensive income (loss)		(669)	(307)	(1,642)	(307)
Comprehensive loss		$(13,830)	$(18,560)	$(30,476)	$(28,617)
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share amounts)

		For the three months ended June 30, 2022 and 2021
		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Note	Shares	Amount
Balance, March 31, 2022		201,752,722	$2,019	$1,107,051	$(1,587)	$(573,048)	$534,435
Issuance of common stock and common stock warrants, net of issuance costs	17	33,333,336	333	138,675	—	—	139,008
Non-cash stock-based compensation	13	—	—	4,220	—	—	4,220
Issuance of common stock under stock plans, net of taxes	17	79,893	1	(66)	—	—	(65)
Other comprehensive loss		—	—	—	(669)	—	(669)
Net loss		—	—	—	—	(13,161)	(13,161)
Balance, June 30, 2022		235,165,951	$2,353	$1,249,880	$(2,256)	$(586,209)	$663,768

Balance, March 31, 2021		198,050,449	$1,981	$1,101,939	$—	$(508,229)	$595,691
Issuance of common stock and common stock warrants, net of issuance costs	17	—	—	(45)	—	—	(45)
Issuance of common stock upon exercise of warrants	17	3,700	—	4	—	—	4
Non-cash stock-based compensation	13	—	—	858	—	—	858
Issuance of common stock under stock plans, net of taxes	17	(89,673)	(1)	(1,824)	—	—	(1,825)
Other comprehensive loss		—	—	—	(307)	—	(307)
Net loss		—	—	—	—	(18,253)	(18,253)
Balance, June 30, 2021		197,964,476	$1,980	$1,100,932	$(307)	$(526,482)	$576,123
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share amounts)

		For the six months ended June 30,2022 and 2021
		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Note	Shares	Amount
Balance, December 31, 2021		201,988,662	$2,020	$1,103,224	$(614)	$(557,375)	$547,255
Issuance of common stock and common stock warrants, net of issuance costs	17	33,333,336	333	138,675	—	—	139,008
Issuance of common stock upon exercise of warrants	17	4,677	—	3	—	—	3
Non-cash stock-based compensation	13	—	—	8,264	—	—	8,264
Issuance of common stock under stock plans, net of taxes	17	(160,724)	—	(286)	—	—	(286)
Other comprehensive loss		—	—	—	(1,642)	—	(1,642)
Net loss		—	—	—	—	(28,834)	(28,834)
Balance, June 30, 2022		235,165,951	$2,353	$1,249,880	$(2,256)	$(586,209)	$663,768

Balance, December 31, 2020		128,138,311	$1,282	$643,269	$—	$(498,172)	$146,379
Issuance of common stock, net of issuance costs	17	68,170,579	682	456,963	—	—	457,645
Issuance of common stock upon exercise of warrants	17	1,866,758	18	1,103	—	—	1,121
Non-cash stock-based compensation	13	—	—	1,420	—	—	1,420
Issuance of common stock under stock plans, net of taxes	17	(211,172)	(2)	(1,823)	—	—	(1,825)
Other comprehensive loss		—	—	—	(307)	—	(307)
Net loss		—	—	—	—	(28,310)	(28,310)
Balance, June 30, 2021		197,964,476	$1,980	$1,100,932	$(307)	$(526,482)	$576,123

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Note	Six Months Ended June 30,
		2022	2021
Operating Activities
Net loss		$(28,834)	$(28,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets		—	4,954
(Gain) on forgiveness of SBA Loans		—	(641)
Stock-based compensation	13	7,945	1,617
Depreciation and amortization	8, 9	2,916	2,372
Noncash interest expense		2,637	—
Other noncash (income) expense		352	(41)
Changes in operating assets and liabilities:
Accounts receivable		790	(320)
Inventories	7	102	275
Prepaid expenses and other current assets, deposits and other assets	4	(1,828)	(3,142)
Accounts payable, accrued expenses and long-term liabilities	5, 6, 11, 12, 13	(1,194)	3,768
Net cash used in operating activities		(17,114)	(19,468)
Investing Activities
Acquisitions of property, plant and equipment	8	(46,165)	(14,167)
Acquisition of patent portfolio	9	(10)	—
Proceeds from sale and maturity of marketable securities	5	169,082	—
Purchase of marketable securities	5	(131,257)	(422,362)
Net cash used in investing activities		(8,350)	(436,529)
Financing Activities
Proceeds from issuance of 2021 Bonds	12	—	68,995
Debt and equity offering costs	17	(10,993)	(34,757)
Proceeds from issuance of common stock and common stock warrants	17	150,000	487,549
Proceeds from exercise of warrants	17	3	1,119
Net settlement of common stock under stock plans	13	(286)	—
Payment of loans payable - other	12	(72)	(53)
Payment of finance lease liabilities	6	(87)	—
Net cash provided by financing activities		138,565	522,853
Net increase (decrease) in cash and cash equivalents		113,101	66,856
Cash, cash equivalents and restricted cash at beginning of period		136,033	78,338
Cash, cash equivalents and restricted cash at end of period		249,134	145,194

	Six Months Ended June 30,
Schedule of cash, cash equivalents and restricted cash	2022	2021
Cash and cash equivalents	$172,984	$17,085
Restricted cash (current)	5,894	57,645
Long-term restricted cash	70,256	70,464
Total cash, cash equivalents and restricted cash	$249,134	$145,194

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
Supplemental disclosures of cash and non-cash investing and financing transactions	2022	2021
Cash paid for interest	$757	$9
Cash paid for interest capitalized to construction in progress	$752	$—
Non-cash interest capitalized to construction in progress	$511	$—
Non-cash purchase of property, plant and equipment	$11,643	$5,052
Right-of-use asset purchased with financing leases	$834	$27,775
Right-of-use asset purchased with operating lease	$—	$1,562

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

The Company is focused on transforming renewable energy into energy-dense liquid drop-in hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel ("SAF") and other fuels and chemicals, with the potential to achieve a “net-zero” greenhouse gas ("GHG") footprint. The Company uses the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the "GREET Model") to measure, predict and verify GHG emissions across the life-cycle of its products. The “net-zero” concept means Gevo expects that by using sustainably grown feedstock (i.e., low till, no-till and dry corn cultivation), renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a net-zero, full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel.

Gevo's primary market focus, given current demand and growing customer interest, is SAF. The Company believes it also has commercial opportunities for other renewable hydrocarbon products, such as (i) renewable natural gas (“RNG”), (ii) hydrocarbons for gasoline blendstocks and diesel fuel, and (iii) plastics, materials and other chemicals.

The Company believes it has the technology and know-how to convert various carbohydrate feedstocks through a fermentation process into alcohols and then transform the alcohols into renewable fuels and materials. While the Company expects its major capital deployments to focus on the production of SAF, Gevo recognizes there are opportunities to operate in several different markets, and it will pursue those opportunities when appropriate based on customer interest, access to capital and expected investment returns.

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

Gevo's renewable natural gas ("RNG") project in Northwest Iowa ("NW Iowa RNG") owned by Gevo NW Iowa RNG, LLC, generates RNG captured from dairy cow manure. The manure is supplied by three local dairies that have over 20,000 milking cows in total with additional milking cows expected, pursuant to agreements executed during the second quarter of 2022. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. Gevo NW Iowa RNG, LLC then sells the RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, "BP").

In 2021, Gevo began construction on NW Iowa RNG under a self-perform project delivery format. Most of the construction efforts were completed at the end of 2021, and in January 2022, Gevo began the process of commissioning the project. One of the three digesters is fully operational, and the others are currently in the start-up phase.

Ultimately, the Company believes that the attainment of profitable operations is dependent upon future events, including, but not limited to (i) the successful development of the Company's initial Net-Zero Project (the "Net-Zero 1 Project"); future projects for the production of energy-dense liquid hydrocarbons using renewable energy and our proprietary technology; and (ii) the achievement of a level of revenues adequate to support its cost structure.

Basis of presentation. The unaudited consolidated financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the six months ended, June 30, 2022, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial statements at December 31, 2021, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2021 (the "2021 Annual Report").

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

2.Revenues from Contracts with Customers and Other Revenues

The Company's limited revenues are derived from its development-scale plant, the Luverne Facility. These revenues are promotional in nature and from customer contracts for ethanol sales and related products and hydrocarbon revenues, which include SAF, isooctene, and isooctane. These products are sold mostly on a free-on-board, shipping point basis (recognized at a point in time), are independent transactions, do not provide post-sale support or promises to deliver future goods, and are single performance obligations.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share for the six months ended June 30, 2022, and 2021 excluded 22,464,715 and 202,356, respectively, of common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Three months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(13,161)	$(18,253)	$(28,834)	$(28,310)
Basic weighted-average shares outstanding	209,809,994	198,137,420	205,889,651	190,892,223
Basic net loss per share	$(0.06)	$(0.09)	$(0.14)	$(0.15)

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
4.Prepaid and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	June 30, 2022	December 31, 2021
Prepaid insurance	$1,543	$805
Interest receivable	1,022	1,530
Prepaid engineering (1)	900	409
Tax refunds	401	—
Prepaid other	1,409	863
Total Prepaid and other current assets	$5,275	$3,607

(1)Related to the Net-Zero 1 Project development.

5.Marketable Securities

The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities (in thousands) as of:

		June 30, 2022
	Maturity	Amortized Cost Basis	Gross Unrealized Losses	Fair Value
Short-term marketable securities
U.S. Treasury notes	Within one year	$162,238	$(800)	$161,438
U.S. Government-sponsored enterprise securities	Within one year	137,649	(1,456)	136,193
Total short-term marketable securities		$299,887	$(2,256)	$297,631

		December 31, 2021
	Maturity	Amortized Cost Basis	Gross Unrealized Losses	Fair Value
Short-term marketable securities
U.S. Treasury notes	Within one year	$226,136	$(344)	$225,792
U.S. Government-sponsored enterprise securities	Within one year	49,618	(70)	49,548
Total short-term marketable securities		$275,754	$(414)	$275,340

Long-term marketable securities
U.S. Government-sponsored enterprise securities	Within two years	64,596	(200)	64,396
Total long-term marketable securities		$64,596	$(200)	$64,396

The cost of securities sold is based upon the specific identification method. Interest receivable related to the marketable securities of $1.0 million was included within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets as of June 30, 2022.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
Interest income from marketable securities totaled $1.2 million and $2.7 million for the three and six months ended June 30, 2022, respectively and nil for the three and six months ended June 30, 2021. Interest income from marketable securities is included in "Investment income (loss)" in the Consolidated Statements of Operations.

Future maturities of the Company's marketable securities are $131.4 million in 2022 and $168.6 million in 2023.

6.Leases, Right-of-Use Assets and Related Liabilities
The Company is party to an operating lease contract for the Company’s office and research facility in Englewood, Colorado, which expires in January 2029. The lease contains an option to extend the lease which management does not reasonably expect to exercise, so it is not included in the length of the term. The Company also has one production line piece of equipment with an operating lease that expires in 2024. As of June 30, 2022, right-of-use assets under operating leases totaling $2.1 million are included in "Operating right-of use assets," and related lease liabilities totaling $2.2 million ($0.4 million in current and $1.8 million in long-term) are included in the Consolidated Balance Sheets.
The Company also has four finance leases for land under arrangements related to NW Iowa RNG. Under these contracts, the Company leases land from dairy farmers on which it has built three anaerobic digesters, and related equipment and pipelines to condition raw biogas from cow manure provided by the farmers. The partially conditioned biogas is transported from the three digester sites to a central gas upgrade system located at the fourth site that will upgrade the biogas to pipeline quality RNG for sale. These leases expire at various dates between 2031 and 2050. The Company amended one of its leases in June 2022, which the Company treated as an existing lease modification due to an increase in the price per unit, resulting in an increase of the lease liability and right-of-use-asset by $0.8 million.

Since the Company elected the practical expedient to combine lease and non-lease components, all amounts paid to the lessors under these arrangements for cow manure and non-lease services are classified as lease payments and are included in the calculation of the right-of-use assets and lease liabilities. This results in significantly higher right-of-use assets and lease liabilities than if the Company did not elect this practical expedient. As of June 30, 2022, right-of-use assets under finance leases totaling $27.5 million are included in "Finance right-of-use assets," and related lease liabilities totaling $22.6 million are included in the Consolidated Balance Sheets.
The following four tables present the (a) costs by lease category, (b) other quantitative information, and (c) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands), except for weighted averages:

	Three months Ended June 30,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets (1)	$488	$447
Interest on lease liabilities (1)	251	316
Operating lease cost	139	67
Short-term lease cost	572	495
Variable lease cost (2)	73	31
Total lease cost	$1,523	$1,356
1.Amortization and interest on finance lease liabilities of $0.7 million and $0.8 million was capitalized as construction-in-progress for the three months ended June 30, 2022, and June 30, 2021, respectively.
2.Represents amounts incurred in excess of minimum payments, including payments for common area expenses under our office and research facility lease, and additional amounts due under our NW Iowa RNG leases based on the number of cows maintained by the owners above the minimum required by the contracts of the respective facilities.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30,
	2022	2021
Finance lease cost:
Amortization of right-of use assets (1)	$949	$458
Interest on lease liabilities (1)	525	316
Operating lease cost	277	67
Short-Term lease cost	1,449	495
Variable lease cost (2)	951	31
Total lease cost	$4,151	$1,367

1.$1.5 million and $0.8 million of amortization and interest expense for the six months ended June 30, 2022, and 2021, respectively, were capitalized as part of construction in progress. The accumulated capitalized amounts of $3.7 million is included in "Property, plant and equipment, net" in the Consolidated Balance Sheets as the related NW Iowa RNG facilities were still under construction on June 30, 2022.
2.Represents amounts incurred in excess of minimum payments, including payments for common area expenses under our office and research facility lease, and additional amounts due under our NW Iowa RNG leases based on the number of cows maintained by the owners above the minimum required by the contracts of the respective facilities.

	Six Months Ended June 30,
	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$241	$321
Operating cash flows from operating leases	$359	$128
Finance cash flows from finance leases	$87	$3,046
Right-of-use asset obtained in exchange for new finance lease liabilities	$834	$27,775
Right-of-use asset obtained in exchange for new operating lease liabilities	$—	$1,562
Weighted-average remaining lease term, finance lease (months)	216	218
Weighted-average remaining lease term, operating leases (months)	68	91
Weighted-average discount rate - finance leases (1)	10%	5%
Weighted-average discount rate - operating leases (1)	5%	5%
(1)Our leases do not provide an implicit interest rate, we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

Year ending December 31,	Operating Leases	Finance Leases
2022 (remaining)	$376	$7,282
2023	529	1,554
2024	306	2,730
2025	315	1,744
2026	325	1,760
2027 and thereafter	707	29,583
Total	2,558	44,653
Less: Amounts representing present value discounts	349	22,018
Total lease liabilities	2,209	22,635
Less: current portion	423	6,293
Long-term portion	$1,786	$16,342

7.Inventories
The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	June 30, 2022	December 31, 2021
Raw materials:
Corn	$179	$301
Enzymes and other inputs	57	186
Palladium	203	265
Finished goods:
SAF, Isooctane, Isooctene and other	504	335
Isobutanol	124	223
Ethanol	146	96
Work in process:
Agri-Energy	51	83
Gevo	71	—
Spare parts	1,314	1,262
Total inventories	$2,649	$2,751
Work in process inventory includes unfinished SAF, isooctane, and isooctene inventory.
During the six months ended June 30, 2022, the Company adjusted its finished goods and work in process inventory to net realizable value and recorded a $0.8 million loss in cost of goods sold. There were no net realizable losses recorded during the six months ended June 30, 2021, as the Luverne Facility was temporarily shut down due to the COVID-19 pandemic.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
8.Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	Useful Life (in years)			June 30, 2022	December 31, 2021
Land				$410	$410
Plant facilities and infrastructure	5	to	20	84,117	84,117
Machinery and equipment	5	to	10	25,416	25,369
Furniture and office equipment	3	to	7	2,606	2,550
Software	3	to	6	1,621	1,564
Construction in progress				128,080	88,990
Total property, plant and equipment				242,250	203,000
Less accumulated depreciation and amortization				(66,196)	(63,859)
Property, plant and equipment, net				$176,054	$139,141
The Company recorded depreciation expense of $1.2 million and $2.3 million for the three and six months ended June 30, 2022, respectively, as compared with $1.2 million and $2.4 million for the same periods ended June 30, 2021.

At June 30, 2022, construction in progress included accruals of $11.5 million.

Construction in progress includes $0.8 million for Gevo, $13.4 million for our subsidiary, Agri-Energy, LLC ("Agri-Energy") $75.5 million for NW Iowa RNG and $38.4 million for the Net-Zero 1 Project at June 30, 2022. Construction in progress includes $0.4 million for Gevo, $9.1 million for Agri-Energy, $56.9 million for NW Iowa RNG and $22.5 million for the Net-Zero 1 Project at December 31, 2021. Construction in progress is not subject to depreciation until the assets are placed into service.

Borrowing costs. Borrowing costs directly attributable to acquisition and construction of an asset are capitalized until it is completed and ready for its intended use, and thereafter are recognized in profit or loss for the current period. The Company capitalized $0.8 million and nil of interest expense for the six months ended June 30, 2022, and June 30, 2021, respectively.

9.Intangible Assets

Intangible assets consist of patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo's products.

The following table sets forth the Company’s identifiable intangible assets by classification (in thousands) as of:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Weighted-Average Useful Life (Years)
Patents	$4,580	$(664)	$3,916	7.3
Defensive assets	4,900	(452)	4,448	8.4
Identifiable intangible assets	$9,480	$(1,116)	$8,364	7.9

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Weighted-Average Useful Life (Years)
Patents	$4,575	$(368)	$4,207	7.3
Defensive assets	4,895	(164)	4,731	8.4
Identifiable intangible assets	$9,470	$(532)	$8,938	7.9

The Company recorded amortization expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, as compared with nil and nil for the same periods ended June 30, 2021.

The following table details the estimated amortization of identifiable intangible assets as of June 30, 2022 (in thousands):

Year ending December 31,	Patents	Defensive Assets	Total
2022 (remaining)	$304	$297	$601
2023	599	586	1,185
2024	601	588	1,189
2025	599	586	1,185
2026	585	586	1,171
2027 and thereafter	1,228	1,805	3,033
Total	$3,916	$4,448	$8,364

10.Deposits and Other Assets

The following table sets forth the components of the Company's Deposits and other assets (in thousands) as of:

	June 30, 2022	December 31, 2021
Deposits (1)	$991	$831
Equity interest (2)	1,500	1,500
Exclusivity fees (3)	3,250	3,250
Total Deposits and Other Assets	$5,741	$5,581

(1) Deposits for legal services and product for the Net-Zero 1 Project.
(2) The Company directly holds 4.6% interest of the Series A Preferred Stock in Juhl Clean Energy Assets, Inc. ("Juhl"), which is not a publicly listed entity with readily determinable fair value. The Company therefore measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Juhl's stock, subject to impairment. The equity interest in Juhl is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC ("RCWF"), a Juhl subsidiary, see Footnote 15, Commitments and Contingencies, for additional information.
(3) Axens North America, Inc. ("Axens") will provide certain alcohol-to-SAF services exclusively to the Company which may be offset against future license fees subject to the delivery of a process design package.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
11.Accounts Payable and Accrued Liabilities
The following table sets forth the components of the Company's accounts payable and accrued liabilities (in thousands) as of:

	June 30, 2022	December 31, 2021
Accounts payable	$3,378	$4,830
Accrued liabilities	11,519	18,345
Accrued payroll and related benefits	3,454	4,678
Other accrued liabilities	399	435
Total accounts payable and accrued liabilities	$18,750	$28,288

12.Debt
2021 Bond Issuance

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority ("the "Authority") issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the "2021 Bonds") for NW Iowa RNG. The bond proceeds are being used as a source of construction financing alongside equity from the Company. The bonds were issued under a Trust Indenture dated April 1, 2021 (the "Indenture") between the Authority and Citibank, N.A. as trustee (the "Trustee"). The 2021 Bonds mature April 1, 2042. The bonds initially bear interest at 1.50% per annum during the Initial Term Rate Period, (as defined in the Indenture), payable semi-annually on January 1 and July 1 of each year. The effective interest rate is 1%. The bonds are supported by a $71.2 million irrevocable direct pay letter of credit (the "Letter of Credit") with a 1/2% annual fee, paid quarterly. The Letter of Credit expires April 4, 2024 (unless terminated earlier), and was issued by Citibank N.A. The Trustee can draw sufficient amounts on the Letter of Credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The bonds are callable and re-marketable on or after October 1, 2022. If the bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the Letter of Credit to repay the bonds in their entirety at the purchase price. Gevo deposited $71.2 million with the Trustee as restricted cash to secure any amounts drawn under the Letter of Credit. As of June 30, 2022, no amounts have been drawn under the Letter of Credit.

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

The 2021 Bonds were issued at a premium of $0.8 million and debt issuance costs were $3.0 million. The bond debt is classified as long-term debt and is presented net of the premium and issuance costs, which are being amortized over the life of the bonds using the interest method. As of June 30, 2022, the premium balance and the debt issuance cost net of amortization were $0.5 million and $1.9 million, respectively.

Restricted cash and cash equivalents. The Company’s restricted cash and cash equivalents consists of unused proceeds from the issuance of the 2021 Bonds and are restricted for the purpose of constructing NW Iowa RNG projects as well as amounts pledged and assigned to the Trustee in its capacity as provider of the Letter of Credit as collateral for the reimbursement obligations of Gevo.

The proceeds from issuance of the 2021 Bonds are maintained by the Trustee under the Indenture and are released to the Company only to pay costs of the construction of NW Iowa RNG. The Company has used $63.8 million for the project. As of June 30, 2022, unused bond proceeds of $5 million are included in restricted cash and classified as current since the proceeds will be distributed within 12 months.

As of June 30, 2022, $71.2 million is held in restricted cash as collateral for the Letter of Credit. The Company is entitled to receive interest income on the restricted cash.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The restricted cash held by the Trustee is made up of the following (in thousands), which amounts are reflected since inception and as of, as applicable:

June 30, 2022
Bond proceeds	$68,995
Disbursement of funds	(63,809)
Interest paid on bonds	(727)
Funds transferred to current restricted assets (to pay interest on bonds)	413
Interest income	—
Total restricted bond cash held by Trustee	4,872
Restricted cash for bond collateral held by Trustee	71,278
Total restricted cash held by Trustee	76,150
Current restricted cash held by Trustee	(5,894)
Long-term restricted cash held by Trustee	$70,256

Loans Payable - Other
The equipment loans are secured by the related equipment.

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans").

In April 2021, the Small Business Administration forgave the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP. The remaining SBA Loan for Agri-Energy totals $0.3 million, bears interest at 1.0% per annum and matures in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021, and are payable through April 2025.

The summary of the Company's long-term debt is as follows (in thousands) as of:

	Interest Rate			Maturity Date			June 30, 2022	December 31, 2021
2021 Bonds	1.5%			January 2042			$66,853	$66,486
SBA Loans	1.0%			April 2025			272	320
Equipment	4%	to	5%	February 2022	to	December 2024	124	156
Total loans payable - other							67,249	66,962
Less current portion							(158)	(158)
Long-term portion							$67,091	$66,804

Future principal payments for the Company's long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2022 (remaining)	$78
2023	159
2024	66,983
2025	29
2026	—
Total loans payable - other	$67,249

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
13.Stock-Based Compensation
Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the "2010 Plan"), and the Employee Stock Purchase Plan (the "ESPP").

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. On June 9, 2021, upon approval of stockholders at the 2021 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 22,980,074 shares. On June 30, 2022, 7,645,467 shares remained available for awards under the 2010 Plan.

Restricted common stock and non-qualified stock option activity during the six months ended June 30, 2022, consisted of the following:

Period	Total Number of Restricted Shares Issued	Total Number of Non-qualified Stock Options Granted	Vesting Periods Years
January 1, 2022 to March 31, 2022 (1)	(340,502)	—	N/A
April 1, 2022 to June 30, 2022 (1)	(165,174)	—	N/A
Total	(505,676)	—

(1)Includes shares of common stock cancelled in relation to unvested restricted stock awards.

Employee Stock Purchase Plan ("ESPP"). The offering periods for the ESPP are from January 1 to June 30 and from July 1 to December 31 of each calendar year. The Company has reserved 190 shares of common stock for issuance under the ESPP, of which 190 shares as of June 30, 2022, are available for future issuance. The purchase price of the common stock under the ESPP is 85% lower than the fair market value of a share of common stock on the first or last day of the purchase period. There were no purchases of common stock under the ESPP during the six months ended June 30, 2022, or 2021.

Stock Appreciation Rights. The Company granted 67,739 stock appreciation rights valued at an aggregate of $0.1 million on the respective dates of grant during the year ended December 31, 2018. The vesting period for stock appreciation rights granted are based upon a service period. The stock appreciation rights have the potential to be cash settled in the event there are insufficient shares available from the 2010 Plan and are therefore classified as a liability and remeasured at each reporting period based on the price of the Company's common stock.

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

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The following table sets forth the Company’s stock-based compensation expense for the periods indicated (in thousands):

	Three months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity Classified Awards
Stock options
Cost of goods sold	$89	$—	$174	$—
Research and development	83	—	134	—
Selling, general and administrative	1,625	—	3,069	—
Preliminary stage projects	3	—	8	—
Other	99	—	193	—
Restricted stock
Cost of goods sold	109	—	217	—
Research and development	95	121	153	246
Selling, general and administrative	1,963	737	4,013	1,174
Preliminary stage projects	13	—	24	—
Other	141	—	279	—
Total equity classified awards	4,220	858	8,264	1,420
Liability Classified Awards
Restricted stock
Selling, general and administrative	(381)	—	(188)	—
Stock appreciation rights
Research and development	(126)	(159)	(126)	189
Selling, general and administrative	(26)	(7)	(5)	8
Total liability classified awards	(533)	(166)	(319)	197
Total stock-based compensation	$3,687	$692	$7,945	$1,617

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the six months ended June 30, 2022, were as follows:

	Number of Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	4,746,368	$5.11	9.6	$—
Granted	16,791	$3.68		$—
Canceled or forfeited	(220,255)	$5.56		$—
Exercised	—			$—
Options outstanding at June 30, 2022	4,542,904	$—	9.1	$—
Options vested and expected to vest at June 30, 2022	18,186	$39.69	0.5	$—

(1) Exercise price of options outstanding range from $2.73 to $19,620.00 as of June 30, 2022. The higher range end of the range is due to historical stock reverse splits.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
As of June 30, 2022, the total unrecognized compensation expense, net of estimated forfeitures, relating to stock options was $14.6 million, which is expected to be recognized over the remaining weighted-average period of approximately 3.3 years.

Restricted stock. Non-vested restricted stock awards and the changes during the six months ended June 30, 2022, were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	6,882,502	$3.77
Granted	165,174	$4.45
Exercised	(209,398)	$2.63
Canceled or forfeited	(252,801)	$4.87
Vested	(364)	$2.30
Non-vested at June 30, 2022	6,585,113	$4.01

The total fair value of restricted stock that vested during the six months ended June 30, 2022, was $0.6 million. As of June 30, 2022, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $17.2 million, which is expected to be recognized over the remaining weighted-average period of approximately 2.7 years. As of June 30, 2022, we had recorded a liability of $0.5 million for earned and unvested liability-classified restricted stock awards based on the fair value of our common stock as of June 30, 2022.

14.Income Taxes

The Company has incurred operating losses since inception, therefore no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of a deferred tax asset as it relates to income taxes.

15.Commitments and Contingencies

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2022, the Company did not have any liabilities associated with indemnities.

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

Environmental liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2022.

In February 2022, an incident occurred at one of the anaerobic digesters that is part of NW Iowa RNG that resulted in the accidental discharge of a mixture of water and manure into the environment. We promptly notified the Iowa Department of Natural Resources (the "DNR") and began mitigation work to minimize the impact of the discharge. The DNR has issued a notice of violation in connection with the discharge. This matter was resolved with the DNR in July 2022 through an administrative consent order and damages of $10,000 were assessed.

In April 2022, two separate incidents occurred at two of the anaerobic digesters that are part of NW Iowa RNG that resulted in the accidental discharge of very small amounts of water and manure into the environment. The DNR has issued notices of violation in connection with the two discharges.

There is a possibility that the DNR will initiate an enforcement action with respect to the April 2022, discharges described above that could result in a monetary sanction being levied against Gevo for the accidental discharges. We do not believe that any such monetary sanctions would be material to the Company.

The Company's investment in Juhl is pledged as a collateral for two commitments related to a purchase of wind electricity for the Luverne Facility, as well as 100% of RCWF's renewable energy credits. Gevo has a commitment to purchase all of RCWF's electricity. The portion not used by the Luverne Facility is charged to the Company at a lower price. The estimated commitments as of June 30, 2022, and thereafter are shown below:

Year ending December 31,	Electricity Above Use (estimated)	Renewable Energy Credits
2022 (remaining)	$257	$150
2023	440	150
2024	440	150
2025	440	150
2026	—	150
2027 and thereafter	—	1,900
Total commitments	$1,577	$2,650

16.Fair Value Measurements

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

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The carrying value and fair value, by fair value hierarchy, of the Company's financial instruments at June 30, 2022, and December 31, 2021, respectively, are as follows (in thousands):

		Fair Value Measurements at June 30, 2022
	Fair Value at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$161,438	$161,438	$—	$—
U.S. Government-sponsored enterprise securities	136,193	136,193	—	—
Other
Liability-classified restricted stock awards	514	514	—	—
Total recurring	$298,145	$298,145	$—	$—

		Fair Value Measurements at December 31, 2021
	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$225,792	$225,792	$—	$—
U.S. Government-sponsored enterprise securities	113,944	113,944	—	—
Other
Liability-classified restricted stock awards	894	894	—	—
Total recurring	$340,630	$340,630	$—	$—

There were no transfers to or from Level 2 or Level 3 in the six months ended June 30, 2022.

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the 2021 Bonds was assumed to be April 1, 2024 (three years from issuance) with repayment of 100% of principal on that date. The impact of the Company's optional redemption feature, effective October 1, 2022, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the 2021 Bonds as of June 30, 2022, are summarized as follows:

	June 30, 2022
	Carrying Value	Estimated Fair Value
2021 Bonds	$66,853	$65,994

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
17.Shareholders' Equity

Share Issuances

In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time to time. In 2021, the at-the-market offering program was amended to provide a total capacity of $500.0 million. As of June 30, 2022, the Company has remaining capacity to issue up to approximately $360.6 million of common stock under the at-the-market offering program.

On June 8, 2022, the Company completed a registered direct offering pursuant to a securities purchase agreement with certain institutional investors providing for the issuance and sale by the Company of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share accompanied by 33,333,336 Series 2022-A warrants to purchase shares of the Company’s common stock (each, a “Series 2022-A Warrant”) (the “June 2022 Offering”). The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per Series 2022-A Warrant. As of June 30, 2022, none of the Series 2022-A Warrants had been exercised.

The net proceeds to the Company from the June 2022 Offering were $139.0 million, after deducting placement agent fees, advisory fees and other estimated offering expenses payable by the Company, and not including any future proceeds from the exercise of the Series 2022-A Warrants. The Company intends to use the net proceeds from the June 2022 Offering to fund future operations and capital projects.

Warrants

The Company evaluated the Series 2022-A Warrants for liability or equity classification and determined that equity treatment was appropriate because the Series 2022-A Warrants do not meet the definition of liability instruments.

The Series 2022-A Warrants are classified as component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Series 2022-A Warrants do not provide any guarantee of value or return. The Company valued the Series 2022-A Warrants at issuance using the Black-Scholes option pricing model and determined the fair value of the Series 2022-A Warrants to purchase the Company’s common stock at $92.9 million. The key inputs to the valuation model included a weighted average volatility of 151.1%, a risk-free rate of 2.86% and an expected term of five years.

While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

On February 17, 2022, the Series K warrants expired with 7,126 unexercised warrants.

The following table sets forth information pertaining to shares issued upon the exercise of warrants:

	Issuance Date	Expiration Date	Exercise Price as of June 30, 2022	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of June 30, 2022		Shares Underlying Warrants Outstanding as of June 30, 2022
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,914,069		85,931
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—		33,333,336
Total Warrants				63,333,336	29,914,069	—	33,419,267
(1) Equity-classified warrants.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
During the six months ended June 30, 2022, common stock was issued as a result of the exercise of warrants as shown below (dollars in thousands):

	Common Stock Issued	Proceeds
Series 2020-A Warrants	4,677	$3

18.Segments

The Company has organized its operations and activities into three reportable segments: (i) Gevo segment; (ii) Agri-Energy segment; (iii) Renewable Natural Gas segment. Transactions between segments are eliminated in consolidation.

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

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2022
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues	$18	$71	$—	$89
Loss from Operations	$(13,025)	$(3,113)	$23	$(16,115)
Acquisitions of patents, plant, property and equipment	$11,870	$328	$8,275	$20,473

	Three Months Ended June 30, 2021
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues	$346	$—	$—	$346
Loss from Operations	$(11,915)	$(7,183)	$—	$(19,098)
Acquisitions of patents, plant, property and equipment	$588	$1,898	$11,932	$14,418

	Six Months Ended June 30, 2022
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues	$81	$240	$—	$321
Loss from Operations	$(25,149)	$(6,921)	$—	$(32,070)
Acquisitions of patents, plant, property and equipment	$16,308	$4,275	$18,668	$39,251

	Six Months Ended June 30, 2021
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues	$359	$—	$—	$359
Loss from Operations	$(19,678)	$(9,310)	$(68)	$(29,056)
Acquisitions of patents, plant, property and equipment	$841	$1,908	$17,101	$19,850

	June 30, 2022
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Total assets	$601,313	$64,940	$108,358	$774,611

	December 31, 2021
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Total assets	$484,528	$64,008	$117,940	$666,476

19.Subsequent Events

On July 21, 2022, the Company entered into a Water Purchase Agreement with Kingbrook Rural Water System (“Kingbrook”) to construct and operate a rural water distribution system for the Net-Zero 1 Project. Pursuant to the

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
Agreement, the Company will pay Kingbrook a one-time system development charge of $6.7 million, with 50% of such payment due in August 2022 and the remaining 50% due over the 24 months following execution.

On July 25, 2022, the Company closed on the purchase of approximately 245 acres near Lake Preston, South Dakota for the Net-Zero 1 Project. The total net purchase price for the land was approximately $6.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the impact of the novel coronavirus ("COVID-19") pandemic on our business, our financial condition, our results of operation and liquidity, our ability to finance and construct our Net-Zero 1 Project (as defined below), our ability to produce our products at our demonstration facility in Luverne, Minnesota (the “Luverne Facility”) or elsewhere, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or "net-zero" carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero 1 Project, our Luverne Facility and elsewhere, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce sustainable aviation fuel ("SAF") and renewable premium gasoline/isooctane, our ability to raise additional funds to finance our business, our ability to perform under our existing off-take agreements and other supply agreements we may enter into in the future, our ability to successfully construct and operate our renewable natural gas ("RNG") project in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report”), including Item 1A. "Risk Factors" of our 2021 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

We are focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a “net-zero” greenhouse gas ("GHG") footprint. We believe that this addresses the global need of reducing GHG emissions with "drop in" sustainable alternatives to petroleum fuels. We use Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the "GREET Model") to measure, predict and verify GHG emissions across the life cycle of our products. The "net-zero" concept means we expect to produce fuels that could have a carbon neutral or a net-zero GHG footprint across the whole of the life cycle of the fuel from capture of renewable carbon, through production, and subsequent burning of the fuel in, for example, a jet engine.

Our primary market focus, given current demand and growing customer interest, is SAF. We believe we also have commercial opportunities for other renewable hydrocarbon products, such as RNG, hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The global fuel consumption by commercial airlines was an all-time high of 95 billion gallons in 2019. However, due to the COVID-19 pandemic, fuel consumption dropped to 52 billion gallons in 2020 and reached 57 billion gallons in 2021.

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

●
Starting on March 1, 2020, Delta Air Lines committed spending $1 billion over the next 10 years on its objective around mitigating emissions from its global business going forward. Delta will invest in driving innovation, advancing clean air travel technologies, accelerating the reduction of carbon emissions and waste, and establishing new projects to mitigate the balance of emissions.

●	The oneworld® alliance committed to a target of 10% SAF use across the alliance by 2030 and plans to reach net zero emissions by 2050.

We believe we possess the ability to convert various carbohydrate feedstocks through a fermentation process into alcohols and then transform the alcohols into renewable fuels and materials, through a combination of our own technology, know-how, engineering, and licensing of technology and engineering from Axens North America, Inc. ("Axens"). While we expect our major capital deployments to focus on the production of SAF, we recognize there are opportunities to operate in several different renewable fuels and materials markets and we will pursue those opportunities when appropriate based on customer interest, access to capital, and expected investment returns.

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

We believe sustainably grown industrial field corn (i.e., corn that is grown with precision agricultural techniques and low-till or no till cultivation to conserve nutrients, prevent water runoff, and erosion) is the best feedstock to commercialize initially because:

●	it produces a significant amount of protein and vegetable oil for nutritional products on a per acre basis while also producing an abundance of low CI carbohydrates that can be captured and used as a feedstock for fuels and chemicals;
●	the protein and oil that are produced, easily separated, and sold as co-products into the food chain markets. The protein and oil revenue serves to offset the cost of the corn feedstock;

●	we believe the carbon footprint of growing corn can be negative, according to calculations completed with the GREET Model, when a full suite of climate-smart agricultural practices is employed on appropriate acres of cropland;
●	we believe the corn can achieve lower CI scores when grown with climate-smart agricultural techniques than waste raw materials or wood; and
●	we believe that residual carbohydrates from corn are the lowest cost carbohydrates available as a renewable raw material, and the production is proven and scalable.

We believe utilizing sustainable agriculture practices to help solve GHG problems is a breakthrough that addresses the problem of GHGs without compromising sustainability or food supply. We also believe that it will be possible to create an incentive structure that rewards farmers to lower the CI score of their agricultural products and create a cycle of continuous improvement to their overall sustainability footprint.

Net-Zero Projects
In early 2021, we announced the concept of “Net-Zero Projects” as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (e.g., photosynthetic, wind, renewable natural gas, biogas) from a variety of sources into energy dense liquid hydrocarbons that, when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and burnt as a fuel for cars, planes, trucks and ships.

We announced our initial Net-Zero Project (“NZ1") is planned to be constructed at Lake Preston, South Dakota. NZ1 is expected to produce approximately 55 million gallons per year ("MGPY") of SAF or 62 MGPY of total hydrocarbon volumes, which would satisfy part of the more than 350 MGPY of financeable SAF and hydrocarbon supply agreements that are currently in place. The liquid hydrocarbons when burned are expected to have a “net-zero” GHG footprint. Along with the hydrocarbons, we expect to produce approximately 420 million pounds per year of high-value protein products for use in the food chain and more than 30 million pounds per year of corn oil. Our products will be produced in three stages; the first stage is the milling of the corn and production of protein, oil, and carbohydrates, the second stage involves alcohols production by fermentation and the third stage is the conversion of such alcohols into hydrocarbons. We have an exclusive license in the United States from Axens to the technology and plant designs to convert alcohols to hydrocarbon fuels. Axens will also provide certain process guarantees for the production process. Additionally, Axens has extensive commercial experience in the technology, design, and deployment of the unit operations needed to convert alcohols to hydrocarbon fuels, based on their experience in the petrochemical industry. The fermentation side of the facility is being engineered with companies that have extensive experience in fermentation and agriculture-based facilities. We believe that by using known commercial technologies, the plant design is substantially de-risked.

The transition to an ethanol-to-SAF design from Gevo’s original isobutanol-to-SAF and isooctane design has at NZ1 resulted in an expected increase of output capacity which should result in increased cash flow. Gevo’s ethanol-to-SAF engineering design work to date has resulted in a significant uplift in volumes and cash flows per unit of capital invested.

The NZ1 project is on schedule with initial volumes of SAF expected to be delivered in 2025. Key NZ1 development milestones are:

Through year-end 2022:

●	Complete the purchase of the land for NZ1 in Lake Preston, South Dakota. (this purchase was completed in July 2022)
●	Execute commercial development, build, own and operate agreements for water, wind energy and green hydrogen
●	Select engineering, procurement, and construction ("EPC") contractor
●	Select fabricator for hydrocarbon plant modules
●	Substantial completion of front-end engineering design ("FEED")
●	Break ground and begin site preparation at Lake Preston
●	Order long lead equipment

Through the first-half 2023:

●	Close the construction financing, including non-recourse debt

Gevo is also in the process of identifying and performing early site development work for additional SAF production locations. These sites include several greenfield locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we are pursuing prospects with several existing ethanol plant sites. Existing ethanol plants need to be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of them. We plan to give priority to existing plant sites that have attractive potential economics and high predictability of timeline for decarbonization.

Luverne Facility

The Luverne Facility continues to provide valuable knowledge and experience for the future strategic growth of the Company and its billion-gallon initiative. As a development site, operations will continue to be tailored to support a focus on advancing our technology, testing, and optimizing alternative feedstocks, yeast strains, and unit operations as well as partnership development for integrated GHG reductions. It is well equipped and positioned for optimization of the decarbonization and business cycle from feedstock to energy solutions. The site provides a unique opportunity to showcase our decarbonization and business systems and raise awareness for future partnerships, investors, and local communities. As a development site, the Luverne plant may operate intermittently between projects and activities.

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

Gevo’s RNG project in Northwest Iowa (the “RNG Project”) has been producing biogas and is now upgrading and injecting RNG into a natural gas pipeline. The RNG Project generates renewable natural gas captured from dairy cow manure. The manure for the RNG Project is supplied by three dairy farms located in Northwest Iowa totaling over 20,000 milking cows. When at full operational capacity, the RNG Project is expected to generate approximately 355,000 MMBtu of RNG per year. Gevo's revenue from the RNG Project is expected to come from sales of RNG and from the environmental attributes associated with the RNG sales, including the attributes available from California's Low Carbon Fuel Standard ("LCFS") program and the U.S. Environmental Protection Agency's Renewable Fuels Standard ("RFS"). Gevo expects to be able to get approval for Renewable Identification Numbers (“RINs”) through RFS and carbon credits from LCFS later this year or next year.

We have been making improvements and incremental expansions to the RNG Project by investing in capital projects that may significantly improve its CI score and revenue, which in turn strengthen the overall economics of the project.

Gevo’s current estimated share of the capital cost for those improvements is approximately $1.9 million, which are 40% complete through the second quarter of 2022. The improvement and expansion work is on budget and expected to be completed early in the third quarter of 2022. In addition, in June 2022, we amended our lease with a dairy to provide additional manure, which may increase our RNG production in the future.

We have strong relationships throughout the industry supply chain from technology and equipment providers to feedstock owners, and RNG off-takers. We believe the trust and reputation we have attained in combination with our understanding of the various and complex environmental attributes gives us a competitive advantage. We leverage our relationships to identify and execute new project opportunities. Typically, new development opportunities come from our existing relationships with dairy owners who value our reputation in the industry.

We exercise financial discipline in pursuing projects by targeting attractive risk-adjusted project returns, whether selling RNG into the markets or using it to lower CI scores at our Net-Zero Projects. We will monitor biogas supply availability across our portfolio and seek to maximize production at existing projects by expanding operations when economically feasible.

Verity and Carbon Tracking

Capturing and accurately counting carbon data across the whole of the business system is a critical part of Gevo’s business model, and the CI scores across the whole of the carbon life cycle, from feedstock through the burning of fuels. Through the use of the GREET Model and a field level tracking approach, our goal is to obtain carbon credits for the improved agricultural practices related to climate-smart agriculture such as precision agriculture and tillage practices (i.e., low till and no-till cultivation). We believe there is an opportunity to document, verify, and monetize that carbon value which is not otherwise counted and reward value chain partners, including farmers, for improving sustainability. Gevo’s current economic projections do not take into account this upside in value.

Verity Tracking ("Verity") is a joint venture between Gevo and Blocksize Capital GmbH ("Blocksize") to develop and commercialize carbon value and other sustainable attributes. Verity is developing the tools, techniques, software, data access to track carbon scores and other sustainability attributes using “blockchain” technology. The benefit is having audited, transparent, immutable sustainability data attached to biofuels and is expected to be valuable to our customers, colleague companies, and partners. Gevo and Blocksize have identified a series of internal milestones that Verity will need to achieve over the next few quarters to expand the joint venture into a stand-alone business unit, either as part of Gevo or as a separate entity.

Verity has continued to develop third-party partnerships that will contribute to its development objectives over the coming quarters. Verity and Gevo partnered with Farmers Edge Inc. ("Farmers Edge"), a company dedicated to helping farmers track data and improve agricultural decision making. As of March 31, 2022, Farmers Edge reported over 17.3 million subscribed acres having implemented their solutions.

Gevo has begun to develop the agricultural Climate-Smart Data for some of the key farms that would supply its NZ1 plant. Gevo intends to work with Verity to accurately account for and determine value for the carbon reductions captured in feedstocks, both during fuel production and in final products, to help our customers and value chain partners achieve their sustainability goals.

Market Development

Gevo now has more than 350 MGPY of financeable SAF and hydrocarbon fuel supply agreements, which are expected to support project debt financing. This level of demand would require three additional plants equal in size to the expected capacity of NZ1 to be built over the next four years to satisfy those agreements. Based on current market projections and operating assumptions, these agreements collectively represent approximately $2.1 billion in expected revenue per year, inclusive of the environmental benefits value. A list of the recently announced supply agreements is noted below:

Recently Announced Supply Agreements
Date Signed	Customer	Product	Volume (MGPY)	Term (Years)
June 2022	Finnair	SAF	7.0	5
June 2022	Japan Airlines	SAF	5.3	5
July 2022	Aer Lingus	SAF	6.3	5
July 2022	Alaska Airlines	SAF	37.0	5
July 2022	American Airlines	SAF	100.0	5

Recent Developments

Equity Offering. On June 8, 2022, the Company completed a registered direct offering pursuant to a securities purchase agreement with certain institutional investors and received net proceeds of $139.0 million (after placement agent fees, advisory fees and estimated offering expenses) to fund future operations and capital projects. As part of the offering, the Company issued 33,333,336 Series 2022-A warrants with an exercise price of $4.37 per share and a five-year term. If all 33,333,336 Series 2022-A warrants were to be exercised in cash at the exercise price of 4.37 per share, the Company would receive additional net proceeds of approximately $145.7 million.

The recent offering has further strengthened the Company’s balance sheet, which is expected to facilitate the financing of the Company’s NZ1 project and to provide financial resources for the Company’s numerous growth opportunities. Gevo is in the process of determining additional plant sites to meet the demand under its existing SAF and hydrocarbon supply agreements, and some of the proceeds are expected to be used to advance those efforts.

Chevron. The letter of intent between Gevo and Chevron signed in September of 2021 and scheduled to expire on March 31, 2022, has been extended until August 31, 2022. Chevron and the Company mutually agreed upon the extension, which allows discussions and negotiations to continue.

COVID-19
The COVID-19 pandemic continues to impact global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It is possible that the impacts of the COVID-19 pandemic on general economic activity could negatively impact our revenue and operating results for 2022 and beyond. In light of the current and potential future disruption to our business operations and those of its customers, suppliers and other third parties with whom we do business, we considered the impact of the COVID-19 pandemic on our business. The impact of the COVID-19 pandemic on the global transportation industry may result in less demand for our transportation fuel products in the future, which could have a material adverse effect on our business, financial condition, and our prospects for the foreseeable future.

There is also a risk that COVID-19 could have a material adverse impact on the development of our NZ1 project, customer demand and cash flow, depending on the extent of our future production activities.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021 (in thousands):

	Three months Ended June 30,
	2022	2021	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$71	$—	$71
Hydrocarbon revenue	18	346	(328)
Total revenues	89	346	(257)
Cost of production	2,640	1,617	1,023
Depreciation and amortization	1,088	1,177	(89)
Total cost of goods sold	3,728	2,794	934
Gross loss	(3,639)	(2,448)	(1,191)
Operating expenses
Research and development expense	1,966	1,332	634
Selling, general and administrative expense	9,209	4,846	4,363
Preliminary stage project costs	314	5,472	(5,158)
Other operations	601	—	601
Depreciation and amortization	386	46	340
Total operating expenses	12,476	16,650	$(4,174)
Loss from operations	(16,115)	(19,098)	2,983
Other income (expense)
Gain (loss) from change in fair value of derivative warrant liability	—	43	(43)
Interest expense	(2)	(6)	4
Interest and dividend income	78	—	78
Other income (expense), net	2,878	167	2,711
Total other income (expense), net	2,954	845	2,109
Net loss	$(13,161)	$(18,253)	$5,092

Revenue. During the three months ended June 30, 2022, we sold 9 thousand gallons of SAF, isooctane, and isooctene from our Luverne Facility. Revenue decreased $0.3 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to the Luverne Facility being operated for the Company's development projects on a as needed basis.

Cost of goods sold. Cost of goods increased $1.0 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase in direct labor and utility expenses as the Luverne Facility was not fully staffed during the second quarter of 2021 due to the COVID-19 pandemic. The majority of our costs are related to the production of SAF, isooctane, and isooctene as we continue to develop and tailor our Luverne Facility demonstration operations to support our focus on advancing technology, testing and optimizing alternative feedstocks, yeast strains, and unit operations as well as partnership development for integrated GHG reductions. Cost of goods sold also includes a $2.1 million net realizable gain adjustment made to our finished goods and work in process inventory. There were no inventory net realizable value adjustments recorded during the three months ended June 30, 2021, as the Luverne Facility was temporarily shut down due to the COVID-19 pandemic.

Research and development expense. Research and development expense increased $0.6 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase of laboratory expenses and additional stock-based compensation expense.

Selling, general and administrative expense. Selling, general and administrative expense increased $4.4 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to increases in personnel costs related to strategic new hiring, stock-based compensation, and professional fees.

Preliminary stage project costs. Preliminary stage project costs are related to our Verity and future Net-Zero Projects and consist primarily of employee expenses and consulting costs. Preliminary stage project costs decreased $5.2 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily because we began capitalizing our RNG and NZ1 project costs in 2021.

Other operations. Other operations expense increased $0.6 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily related to unallocated engineering and consulting services.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.3 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the amortization of our patents.

Gain (loss) from change in fair value derivative warrant liability. We incurred no gain (loss) from the change in the fair value of the derivative warrant liability in the three months ended June 30, 2022. The last of the liability warrants expired in February 2022.

Interest expense. There were no significant changes in interest expense during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Interest and dividend income. Interest and dividend income increased $0.1 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the interest earned on our investments partially offset by the amortization of the bond premiums.

Other income (expense). Other income (expense) increased $2.7 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to our receipt of $2.9 million from the US Department of Agriculture's Biofuel Producer Program to support biofuel producers who faced unexpected losses due to the COVID-19 pandemic. The Biofuel Producer Program grants are not tax-exempt.

Comparison of the Six Months Ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$240	$—	$240
Hydrocarbon revenue	81	359	(278)
Total revenues	321	359	(38)
Cost of production	5,730	2,518	3,212
Depreciation and amortization	2,179	2,270	(91)
Total cost of goods sold	7,909	4,788	3,121
Gross loss	(7,588)	(4,429)	(3,159)
Operating expenses
Research and development expense	3,158	2,710	448
Selling, general and administrative expense	18,576	8,660	9,916
Preliminary stage project costs	821	8,199	(7,378)
Other operations	1,190	—	1,190
Loss (gain) on disposal of assets	—	4,954	(4,954)
Depreciation and amortization	737	104	633
Total operating expenses	24,482	24,627	(145)
Loss from operations	(32,070)	(29,056)	(3,014)
Other income (expense)
Gain (loss) from change in fair value of derivative warrant liability	16	(10)	26
Interest expense	(4)	(11)	7
Interest and dividend income	330	—	330
Gain on forgiveness of SBA loan	—	641	(641)
Other income (expense), net	2,894	126	2,768
Total other income (expense), net	3,236	746	2,490
Net loss	$(28,834)	$(28,310)	$(524)

Revenue. There were no significant changes in revenue during the three months ended June 30, 2022, compared to the three months ended June 30, 2021

Cost of goods sold. Cost of goods sold increased $3.1 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase in direct labor and utility expenses due to the Luverne Facility not being fully staffed until the third quarter of 2021 due to the COVID-19 pandemic. The majority of our costs during the six months ended June 30, 2022, were related to the production of SAF, isooctane, and isooctene as we continue to develop and tailor our Luverne Facility demonstration operations to support our focus on advancing technology, testing and optimizing alternative feedstocks, yeast strains, and unit operations as well as partnership development for integrated GHG reductions. Cost of goods sold also includes a $0.8 million loss for a net realizable value adjustment made to our finished goods and work in process inventory. There were no net realizable losses recorded during the six months ended June 30, 2021, as the Luverne Facility was temporarily shut down due to the COVID-19 pandemic.

Research and development expense. Research and development expense increased $0.4 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase of laboratory expenses and additional stock-based compensation expense.

Selling, general and administrative expense. Selling, general and administrative expense increased $9.9 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to increases in personnel costs related to strategic new hiring, stock-based compensation, and professional fees.

Preliminary stage project costs. Preliminary stage project costs are related to our Verity and future Net-Zero Projects and consist of employee expense and consulting costs. Preliminary stage project costs decreased $7.4 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily because we began capitalizing our RNG and NZ1 project costs in 2021.

Other operations. Other operations expense increased $1.2 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Other operations costs were primarily related to unallocated engineering and consulting services.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.6 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the amortization of our patents.

Gain (loss) from change in fair value derivative warrant liability. We incurred a minimal change in the fair value of the derivative warrant liability in the six months ended June 30, 2022; the last of the liability warrants expired in February 2022.

Interest expense. There were no significant changes in interest expense during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Interest and dividend income. Interest and dividend income increased $0.3 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the interest earned on our investments partially offset by the amortization of the bond premiums.

Other income (expense). Other income (expense) increased $2.8 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to our receipt of $2.9 million from the US Department of Agriculture's Biofuel Producer Program to support biofuel producers who faced unexpected losses due to the COVID-19 pandemic. The Biofuel Producer Program grants are not tax-exempt.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2021. For a description of our other critical accounting policies and estimates that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our 2021 Annual Report.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $173.0 million, short and long-term restricted cash of $76.2 million and short-term marketable securities of $297.6 million. The marketable securities are highly liquid and can be converted to cash when needed for operations and construction. We expect to use our cash, cash equivalents, restricted cash and marketable securities for the following purposes: (i) identification, development, acquisition and construction of new production facilities and to plan for expanded production to fulfill existing off-take agreements under the NZ1 project, including the Company's Net-Zero projects; (ii) potential investment in RNG projects; (iii) potential development of the Luverne Facility; (iv) development, acquisition and operation of sustainable alcohol-to-SAF plants to produce SAF alone or with partners; (v) operating activities at the Company's corporate headquarters in Colorado, including research and development work; (vi) exploration of strategic alternatives and additional financing, including project financing; and (vii) future debt service obligations. We believe as a result of our cash and cash equivalents balances, and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Since our inception in 2005, we have devoted most of our cash resources to the development and commercialization of routes to efficiently produce fuels and chemicals from carbohydrates, such as renewable feedstock, using alcohols

(isobutanol and ethanol) as intermediates. We have incurred losses since inception, have a significant accumulated deficit, and expect to incur losses for the foreseeable future. We have financed our operations primarily with proceeds from the issuance of equity, debt securities, and borrowings under debt facilities.

The Company's transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates, the development, acquisition and construction of commercial level production facilities to support that Company's off-take agreements, the achievement of a level of revenues adequate to support the Company's cost structure, and the ability to raise capital to finance the development, acquisition, and construction of additional productions facilities.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(17,114)	$(19,468)
Net cash from investing activities	$(8,350)	$(436,529)
Net cash provided by financing activities	$138,565	$522,853
Operating Activities
Our primary uses of cash from operating activities are personnel-related expenses, research and development-related expenses, including costs incurred under development agreements, costs of licensing of technology, legal-related costs, expenses for the development and commercialization of routes to efficiently produce fuels and chemicals from carbohydrates, such as renewable feedstock, using alcohols (isobutanol and ethanol) as intermediates.
During the six months ended June 30, 2022, net cash used for operating activities was $17.1 million compared to $19.5 million for the six months ended June 30, 2021. The $2.4 million decrease was primarily due to increased costs associated with our production of isobutanol and hydrocarbon products for market development, process technology and related process engineering work. In addition, we had increases in personnel expenses to support the growth in business activity, partnership development and Verity development expenses.

Investing Activities

During the six months ended June 30, 2022, we used $8.4 million in cash for investing activities, of which $169.1 million related to proceeds from sales and maturities of marketable securities, offset by the reinvestment of $131.3 million in marketable securities, and $46.0 million of investments in our capital projects, including $26.3 million in the RNG Project, $15.4 million in the NZ1 Project, as well as $4.2 million in development projects at Agri-Energy and Gevo.

We completed the construction of the RNG Project and may invest up to an additional $11.4 million for start-up, improvements, and expansions during the remainder of 2022 or into 2023. Our preliminary NZ1 Project's forecast of additional capital expenditures ranges from $100 million to $120 million, which includes engineering, development, long-lead equipment deposits, infrastructure support costs associated with electricity, natural gas, raw water, and wastewater service needs, debt financing costs, and debt pre-close project construction costs.

Financing Activities

During the six months ended June 30, 2022, we had $138.6 million of net cash provided by financing activities, primarily due to $139.0 million of proceeds from the issuance of common stock and common stock warrants in the June 2022 Offering, net of issuance costs, partially offset by $0.3 million related to the net settlement of common stock under stock plans and $0.1 million of payments for finance lease liabilities and certain equipment loans.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2022, an incident occurred at one of the anaerobic digesters that is part of NW Iowa RNG that resulted in the accidental discharge of a mixture of water and manure into the environment. We promptly notified the Iowa Department of Natural Resources (the "DNR") and began mitigation work to minimize the impact of the discharge. The DNR has issued a notice of violation in connection with the discharge. This matter was resolved with the DNR in July 2022 through an administrative consent order and damages of $10,000 were assessed.

In April 2022, two separate incidents occurred at two of the anaerobic digesters that are part of NW Iowa RNG that resulted in the accidental discharge of very small amounts of water and manure into the environment. The DNR has issued notices of violation in connection with the two discharges.

There is a possibility that the DNR will initiate an enforcement action with respect to the April 2022 discharges described above that could result in a monetary sanction being levied against Gevo for the accidental discharges. We do not believe that any such monetary sanctions would be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of equity securities by the issuer:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2022	11,135	$4.58	—	—
May 1 - May 30, 2022	1,081	$4.02	—	—
June 1 - June 30, 2022	2,299	$3.14	—	—
Total	14,515	$3.91	—	—

Represents shares withheld from employees to cover tax withholding obligations upon the vesting of restricted stock awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1
3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1
4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
4.2	Form of Series 2020-A Warrant to Purchase Common Stock.	8-K	001-35073	July 8, 2020	4.1
4.3	Form of Series 2022-A Warrant	8-K	001-35073	June 8, 2022	4.1
10.1	Form of Securities Purchase Agreement	8-K	001-35073	June 8, 2022	10.1
10.2+	First Amended and Restated Transaction Confirmation, by and between Gevo NW Iowa RNG, LLC BP Canada Energy Marketing Corp, and BP Products North America Inc.					X
10.3+	Fuel Sales Agreement, dated July 18, 2022, by and between Gevo, Inc. and American Airlines, Inc.	8-K	001-35073	July 22, 2022	10.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

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

Date: August 8, 2022