Form 10-Q
period 2022-09-30
Gevo, Inc.
filed 2022-11-08
CIK 1392380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, 237,221,732 shares of the registrant’s common stock were outstanding.

GEVO, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.
GEVO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	Note	As of September 30, 2022	As of December 31, 2021
Assets
Current assets
Cash and cash equivalents		$200,564	$40,833
Marketable securities (current)	5	222,012	275,340
Restricted cash (current)	6	1,024	25,032
Accounts receivable, net		352	978
Inventories	9	4,135	2,751
Prepaid expenses and other current assets	7	3,635	3,607
Total current assets		431,722	348,541
Property, plant and equipment, net	10	166,004	139,141
Marketable securities (long-term)	5	—	64,396
Restricted cash (long-term)	6	76,842	70,168
Operating right-of-use assets	8	1,671	2,414
Finance right-of-use assets	8	27,012	27,297
Intangible assets, net	11	7,995	8,938
Deposits and other assets	12	18,165	5,581
Total assets		$729,411	$666,476
Liabilities
Current liabilities
Accounts payable and accrued liabilities	13	$14,916	$28,288
Operating lease liabilities (current)	8	430	772
Finance lease liabilities (current)	8	2,125	3,413
Loans payable - other (current)	14	158	158
Total current liabilities		17,629	32,631
2021 Bonds payable (long-term)	14	67,038	66,486
Loans payable - other (long-term)	14	199	318
Operating lease liabilities (long-term)	8	1,734	1,902
Finance lease liabilities (long-term)	8	16,349	17,797
Other long-term liabilities		1,520	87
Total liabilities		104,469	119,221
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 and 250,000,000 shares authorized at September 30, 2022, and December 31, 2021, respectively; 237,221,732 and 201,988,662 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively.		2,372	2,020
Additional paid-in capital		1,254,733	1,103,224
Accumulated other comprehensive loss		(2,168)	(614)
Accumulated deficit		(629,995)	(557,375)
Total stockholders' equity		624,942	547,255
Total liabilities and stockholders' equity		$729,411	$666,476

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Note	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Revenue and cost of goods sold
Ethanol sales and related products, net	2	$—	$16	$240	$16
Hydrocarbon revenue	2	—	104	81	463
Renewable natural gas commodity	2	309	—	309	—
Total revenues	2, 20	309	120	630	479
Cost of production	15	318	2,378	5,242	4,896
Idle facility costs		2,330	—	2,330	—
Depreciation and amortization	10, 11	1,250	1,104	3,429	3,374
Total cost of goods sold		3,898	3,482	11,001	8,270
Gross loss		(3,589)	(3,362)	(10,371)	(7,791)
Operating expenses
Research and development expense	15	1,562	1,495	4,720	4,205
Selling, general and administrative expense	15	11,144	9,287	29,205	17,947
Preliminary stage project costs	15	915	313	1,736	8,512
Other operations	15	1,303	—	3,814	—
Impairment loss	3	24,749	—	24,749	—
Loss on disposal of assets		—	183	—	5,137
Depreciation and amortization	10, 11	407	94	1,144	198
Total operating expenses		40,080	11,372	65,368	35,999
Loss from operations	20	(43,669)	(14,734)	(75,739)	(43,790)
Other income (expense)
Gain (loss) from change in fair value of derivative warrant liability		—	6	16	(4)
Interest expense		(712)	(67)	(716)	(78)
Investment income (loss)	5	874	233	1,204	354
Gain on forgiveness of SBA loan		—	—	—	641
Other income (expense), net		(279)	182	2,615	187
Total other income (expense), net		(117)	354	3,119	1,100
Net loss		$(43,786)	$(14,380)	$(72,620)	$(42,690)
Net loss per share - basic and diluted	4	$(0.19)	$(0.07)	$(0.34)	$(0.22)
Weighted-average number of common shares outstanding - basic and diluted	4	236,649,805	199,341,519	216,255,710	193,739,605

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Note	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Net loss		$(43,786)	$(14,380)	$(72,620)	$(42,690)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	5	88	11	(1,554)	(296)
Comprehensive loss		$(43,698)	$(14,369)	$(74,174)	$(42,986)

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share amounts)

		For the three months ended September 30, 2022 and 2021
		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Note	Shares	Amount
June 30, 2022		235,165,951	$2,353	$1,249,880	$(2,256)	$(586,209)	$663,768
Non-cash stock-based compensation	15	—	—	4,361	—	—	4,361
Issuance of common stock under stock plans, net of taxes	19	2,055,781	19	492	—	—	511
Other comprehensive loss		—	—	—	88	—	88
Net loss		—	—	—	—	(43,786)	(43,786)
September 30, 2022		237,221,732	$2,372	$1,254,733	$(2,168)	$(629,995)	$624,942

June 30, 2021		197,964,476	$1,980	$1,100,932	$(307)	$(526,482)	$576,123
Issuance of common stock and common stock warrants, net of issuance costs	19	—	—	(162)	—	—	(162)
Non-cash stock-based compensation	15	—	—	1,880	—	—	1,880
Issuance of common stock under stock plans, net of taxes	19	3,915,502	39	(3,711)	—	—	(3,672)
Other comprehensive loss		—	—	—	11	—	11
Net loss		—	—	—	—	(14,380)	(14,380)
September 30, 2021		201,879,978	$2,019	$1,098,939	$(296)	$(540,862)	$559,800
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share amounts)

		For the nine months ended September 30, 2022 and 2021
		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Note	Shares	Amount
December 31, 2021		201,988,662	$2,020	$1,103,224	$(614)	$(557,375)	$547,255
Issuance of common stock and common stock warrants, net of issuance costs	19	33,333,336	333	138,675	—	—	139,008
Issuance of common stock upon exercise of warrants	19	4,677	—	3	—	—	3
Non-cash stock-based compensation	15	—	—	12,625	—	—	12,625
Issuance of common stock under stock plans, net of taxes	19	1,895,057	19	206	—	—	225
Other comprehensive loss		—	—	—	(1,554)	—	(1,554)
Net loss		—	—	—	—	(72,620)	(72,620)
September 30, 2022		237,221,732	$2,372	$1,254,733	$(2,168)	$(629,995)	$624,942

December 31, 2020		128,138,311	$1,282	$643,269	$—	$(498,172)	$146,379
Issuance of common stock, net of issuance costs	19	68,170,579	682	456,801	—	—	457,483
Issuance of common stock upon exercise of warrants	19	1,866,758	18	1,103	—	—	1,121
Non-cash stock-based compensation	15	—	—	3,300	—	—	3,300
Issuance of common stock under stock plans, net of taxes	19	3,704,330	37	(5,534)	—	—	(5,497)
Other comprehensive loss		—	—	—	(296)	—	(296)
Net loss		—	—	—	—	(42,690)	(42,690)
September 30, 2021		201,879,978	$2,019	$1,098,939	$(296)	$(540,862)	$559,800

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Note	Nine Months Ended September 30,
		2022	2021
Operating Activities
Net loss		$(72,620)	$(42,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	3	24,749	—
Loss on disposal of assets		—	5,137
(Gain) on forgiveness of SBA Loans		—	(641)
Stock-based compensation	15	12,624	5,823
Depreciation and amortization	10, 11	4,452	3,572
Amortization of marketable securities premium		2,755	—
Other noncash (income) expense		(153)	77
Changes in operating assets and liabilities:
Accounts receivable		626	14
Inventories	9	(338)	150
Prepaid expenses and other current assets, deposits and other assets	7, 12	(8,445)	(4,459)
Accounts payable, accrued expenses and long-term liabilities	13, 14	(420)	4,324
Net cash used in operating activities		(36,770)	(28,693)
Investing Activities
Acquisitions of property, plant and equipment	10	(68,535)	(30,955)
Acquisition of patent portfolio	11	(10)	—
Proceeds from sale and maturity of marketable securities	5	243,817	34,332
Purchase of patents and license		—	(9,000)
Purchase of marketable securities	5	(130,402)	(422,362)
Net cash provided by (used in) investing activities		44,870	(427,985)
Financing Activities
Proceeds from issuance of 2021 Bonds	14	—	68,995
Debt and equity offering costs	19	(10,993)	(34,919)
Proceeds from issuance of common stock and common stock warrants	19	150,000	487,549
Proceeds from exercise of warrants	19	3	1,119
Net settlement of common stock under stock plans	15	(285)	(5,137)
Payment of loans payable - other	14	(112)	(98)
Payment of finance lease liabilities	8	(4,316)	(2,996)
Net cash provided by financing activities		134,297	514,513
Net increase (decrease) in cash and cash equivalents		142,397	57,835
Cash, cash equivalents and restricted cash at beginning of period		136,033	78,338
Cash, cash equivalents and restricted cash at end of period		$278,430	$136,173

	Nine Months Ended September 30,
Schedule of cash, cash equivalents and restricted cash	2022	2021
Cash and cash equivalents	$200,564	$16,201
Restricted cash (current)	1,024	49,804
Long-term restricted cash	76,842	70,168
Total cash, cash equivalents and restricted cash	$278,430	$136,173

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
Supplemental disclosures of cash and non-cash investing and financing transactions	2022	2021
Cash paid for interest, net of amounts capitalized	$770	$11
Non-cash purchase of property, plant and equipment	$11,136	$12,164
Right-of-use asset purchased with financing leases	$834	$28,416
Right-of-use asset purchased with operating lease	$—	$1,611

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

Gevo's primary market focus, given current demand and growing customer interest, is SAF. The Company believes it also has commercial opportunities for other renewable hydrocarbon products, such as (i) hydrocarbons for gasoline blendstocks and diesel fuel, (ii) plastics, materials and other chemicals, and (iii) renewable natural gas (“RNG”).

Net-Zero Projects

In early 2021, we announced the concept of “Net-Zero Projects” as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (e.g., photosynthetic, wind, RNG, biogas) from a variety of sources into energy dense liquid hydrocarbons that, when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and burnt as a fuel for cars, planes, trucks and ships.

Our initial Net-Zero Project, Net-Zero 1 (“NZ1"), is located in Lake Preston, South Dakota, and is being currently designed to produce approximately 62 million gallons per year ("MGPY") of total hydrocarbon volumes, including 55 MGPY of SAF. Along with the hydrocarbons, NZ1 is being currently designed to produce approximately 475 million pounds per year of high-value protein products for use in the food chain and more than 30 million pounds per year of corn oil. Our products will be produced in three steps; the first step is milling the corn and the production of protein, oil, and carbohydrates, the second step produces alcohols using fermentation and the third step is the conversion of the alcohols into hydrocarbons.

Renewable Natural Gas Projects

Gevo's RNG project in Northwest Iowa ("NW Iowa RNG") is owned by Gevo NW Iowa RNG, LLC, and produces RNG captured from dairy cow manure. The manure is supplied by three local dairies that have over 20,000 milking cows in total with additional milking cows expected pursuant to agreements executed during the second quarter of 2022. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. Gevo NW Iowa RNG, LLC sells the produced RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, "BP").

Luverne Facility

Gevo's development plant in Luverne, Minnesota (the "Luverne Facility") was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space. Gevo may use the Luverne Facility in the future to prove our processes, process concepts, unit operations and for other purposes in order to optimize feedstocks and the processes used for producing hydrocarbons from alcohols. Currently, the activities at the Luverne Facility are minimized to care and maintenance, as the Company has shifted focus to the Net-Zero Projects.

Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
Article 10 of Regulation S-X assuming the Company will continue as a going concern. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the nine months ended, September 30, 2022, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The financial statements at December 31, 2021, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2021 (the "2021 Annual Report").

Environmental Attribute Inventory. The Company generates D3 RINs Renewable Identification Numbers ("RINs") and Low Carbon Fuel Standard ("LCFS") credits (collectively, "environmental attributes") through the production of RNG used for transportation purposes as prescribed under the Renewable Fuels Standard program ("RFS"). The Company considers environmental attributes to be a distinguishable product that is generated as an integral component of the production process of RNG as the environmental attributes that are generated can be separated from the underlying commodity and may be sold independently from the RNG produced. As such, the Company considers environmental attributes to be a co-product of the production of RNG and accordingly allocates the costs of production based on the relative sales value of all revenue items for the NW Iowa RNG operations. Revenue is recognized on these environmental attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer based upon defined third party market prices and a transfer of control has occurred.

Reclassifications. The Company reclassified certain prior period amounts to conform to the current period presentation. The reclassifications included the categorization of depreciation and amortization on the Consolidated Statements of Operations and had no impact on total revenues, total cost of goods sold, total operating expenses, net loss or stockholders' equity for any period.

2.Revenues from Contracts with Customers and Other Revenues

The Company’s revenues are primarily comprised of the sale of RNG and related environmental attributes produced at the NW Iowa RNG facility under long-term contracts with customers. Revenue is recognized at a point in time when the Company transfers the product to its customer as the customer obtains control of the product upon delivery. The Company generally has a single performance obligation in our arrangements with customers. The Company’s performance obligation related to the sales of RNG and related environmental attributes are satisfied at a point in time upon delivery to the customer.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon quoted market prices at the time of delivery. The Company recognized $0.3 million of revenue from the sale of RNG during each of the three and nine months ended September 30, 2022, and recognized no revenue from the sale of environmental attributes during each of the three and nine months ended September 30, 2022, due to the timing of governmental approval for the issuance of such environmental attributes.

The Company recorded limited revenues from its development-scale plant, the Luverne Facility, during the three and nine months ended September 30, 2022, and 2021. These revenues were promotional in nature and from customer contracts for ethanol sales and related products and hydrocarbon revenues, which included SAF, isooctene, and isooctane. These products were sold mostly on a free-on-board, shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

3.Asset Impairment

During the three and nine months ended September 30, 2022, the Company recorded a $24.7 million impairment loss on long-lived assets, to reduce the carrying value of certain property, plant, and equipment, and a leased right of use ("ROU") asset, at the Agri-Energy, LLC ("Agri-Energy") segment to its fair value. The impairments recorded to date relate to the determination to suspend production at the Luverne Facility and shift the plant into an idled, care and maintenance

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
status during the three months ended September 30, 2022. As a result of this change in use, combined with a sustained history of operating losses, the Company assessed that indicators of impairment were present for long-lived assets within its Agri-Energy reporting segment. The Company therefore performed impairment testing and determined that, as of September 30, 2022, the carrying amounts of certain property plant and equipment, and the leased ROU asset exceeded estimated fair values. The Company estimated the fair value of these asset groups generally using a cost approach which is based on replacement or reproduction costs of the assets and is considered a Level 2 measurement and recorded a corresponding impairment loss under Operating Expenses within the Consolidated Statements of Operations.

4.Net loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the period. Diluted net loss per share is calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company's common shares during the period, would have been exercised on the later of the beginning of the period or the date granted, and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. None of the Company's stock options or other dilutive securities are considered to be dilutive in periods with net losses.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share. Therefore, the following number of potentially dilutive common stock equivalents have been excluded 1,193,436 and 1,716,010 for the three and nine months ended September 30, 2022, respectively, and 4,835,752 and 4,835,752, for the three and nine months ended September 30, 2021, respectively.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(43,786)	$(14,380)	$(72,620)	$(42,690)
Basic weighted-average shares outstanding	236,649,805	199,341,519	216,255,710	193,739,605
Net loss per share - basic and diluted	$(0.19)	$(0.07)	$(0.34)	$(0.22)

The impact of the one-time impairment charge of $24.7 million, discussed in Note 3 above, was $0.10 and $0.11 of basic and diluted impairment loss per share for the three and nine months ended September 30, 2022~~,~~ respectively.

5.Marketable Securities

The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities (in thousands) as of:

		September 30, 2022
	Maturity	Amortized Cost Basis	Gross Unrealized Losses	Fair Value
Short-term marketable securities
U.S. Treasury notes	Within one year	$109,327	$(729)	$108,598
U.S. Government-sponsored enterprise securities	Within one year	114,853	(1,439)	113,414
Total short-term marketable securities		$224,180	$(2,168)	$222,012

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

The cost of securities sold is based upon the specific identification method. Interest receivable related to the marketable securities of $0.7 million was included within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets as of September 30, 2022.

Interest income from marketable securities totaled $1.2 million and $3.9 million for the three and nine months ended September 30, 2022, respectively and nil for both the three and nine months ended September 30, 2021. Interest income from marketable securities is included in "Investment income (loss)" in the Consolidated Statements of Operations.

Future maturities of the Company's marketable securities are $55.8 million in 2022 and $168.6 million in 2023.

6.Restricted Cash

Short-term and long-term restricted cash of $77.9 million consists of amounts held as collateral for letters of credit to provide financing support for development and construction of the NW Iowa RNG and NZ1 projects.

The Company entered into an irrevocable direct pay letter of credit (the "Bond Letter of Credit") with Citibank N.A ("Citibank") in April 2021 to support the 2021 Bonds for the development and construction of NW Iowa RNG. See Note 14, Debt, for additional information on the 2021 Bonds. The Bond Letter of Credit has a 0.5% annual fee and expires April 4, 2024 (unless terminated earlier). The Company deposited $71.2 million with Citibank as restricted cash to secure any amounts drawn under the Bond Letter of Credit. The Company is entitled to receive interest income on the restricted cash. As of September 30, 2022, no amounts have been drawn under the Bond Letter of Credit.

The proceeds from issuance of the 2021 Bonds recorded as restricted cash are maintained by the Trustee under the Indenture and are released to the Company to pay costs of the construction of NW Iowa RNG. The Company has used all bond proceeds for the project as of September 30, 2022.

In September 2022, the Company entered into a Pledge and Assignment agreement with Citibank to provide credit support in the form of a letter of credit (the “Power Letter of Credit”) from Citibank to the local electric utility company in order to induce the utility company to design and construct the power transmission and distribution facilities that will serve NZ1. The Company deposited $6.6 million of restricted cash in an account with Citibank to collateralize the Power Letter of Credit, which has a 0.3% annual fee and expires September 30, 2024 (unless terminated earlier). As of September 30, 2022, no amounts have been drawn under the Power Letter of Credit.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
7.Prepaid and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	September 30, 2022	December 31, 2021
Prepaid insurance	$906	$805
Interest receivable	688	1,530
Prepaid engineering	900	409
Tax refunds	195	—
Prepaid other	946	863
Total Prepaid and other current assets	$3,635	$3,607

8.Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease contract for the Company’s office and research facility in Englewood, Colorado, which expires in January 2029. The lease contains an option to extend the lease which management does not reasonably expect to exercise, so it is not included in the length of the term. The Company also has one production line piece of equipment with an operating lease that expires in 2024. As of September 30, 2022, right-of-use assets under operating leases totaling $1.7 million are included in "Operating right-of use assets," and the related lease liabilities totaling $2.2 million ($0.4 million in current and $1.7 million in long-term) are included in the Consolidated Balance Sheets.

The Company also has four finance leases for land under arrangements related to NW Iowa RNG. Under these contracts, the Company leases land from dairy farmers on which it has built three anaerobic digesters, and related equipment and pipelines to condition raw biogas from cow manure provided by the farmers. The partially conditioned biogas is transported from the three digester sites to a central gas upgrade system located at the fourth site that upgrades the biogas to pipeline-quality RNG for sale. These leases expire at various dates between 2031 and 2050. The Company amended one of its leases in June 2022, which the Company treated as an existing lease modification due to an increase in the price per unit, resulting in an increase of the lease liability and right-of-use-asset by $0.8 million.

Since the Company elected the practical expedient to combine lease and non-lease components, all amounts paid to the lessors under these arrangements for cow manure and non-lease services are classified as lease payments and are included in the calculation of the right-of-use assets and lease liabilities. This results in significantly higher right-of-use assets and lease liabilities than if the Company did not elect this practical expedient. As of September 30, 2022, right-of-use assets under finance leases totaling $27.0 million are included in "Finance right-of-use assets," and related lease liabilities totaling $18.5 million are included in the Consolidated Balance Sheets.

The following four tables present the (a) costs by lease category, (b) other quantitative information, and (c) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands), except for weighted averages:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets (1)	$470	$464	$1,395	$930
Interest on lease liabilities (1)	423	297	948	627
Operating lease cost	139	64	416	192
Short-term lease cost	—	377	1,449	1,003
Variable lease cost (2)	—	94	951	164
Total lease cost	$1,032	$1,296	$5,159	$2,916

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
(1)Amortization and interest on finance lease liabilities capitalized as construction-in-progress totaled $0.3 million and $2.0 million during the three and nine months ended September 30, 2022, respectively, and nil and $0.8 million during the three and nine months ended September 30, 2021, respectively. Total capitalized amounts of $2.8 million are included in "Property, plant and equipment, net" in the Consolidated Balance Sheets related to NW Iowa RNG facilities as of September 30, 2022.
(2)Represents amounts incurred in excess of minimum payments, including payments for common area expenses under our office and research facility lease, and additional amounts due under our NW Iowa RNG leases based on the number of cows maintained by the owners above the minimum required by the contracts of the respective facilities.

	Nine Months Ended September 30,
	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$627	$627
Operating cash flows from operating leases	$431	$192
Finance cash flows from finance leases	$4,316	$5,975
Right-of-use asset obtained in exchange for new finance lease liabilities	$834	$28,416
Right-of-use asset obtained in exchange for new operating lease liabilities	$—	$1,611
Weighted-average remaining lease term, finance lease (months)	208	225
Weighted-average remaining lease term, operating leases (months)	66	88
Weighted-average discount rate - finance leases (1)	10%	5%
Weighted-average discount rate - operating leases (1)	5%	5%
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

Year ending December 31,	Operating Leases	Finance Leases
2022 (remaining)	$303	$1,772
2023	528	1,576
2024	305	2,730
2025	315	1,744
2026	324	1,760
2027 and thereafter	706	30,499
Total	2,481	40,081
Less: Amounts representing present value discounts	317	21,607
Total lease liabilities	2,164	18,474
Less: current portion	430	2,125
Long-term portion	$1,734	$16,349

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
9.Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	September 30, 2022	December 31, 2021
Raw materials:
Corn	$—	$301
Enzymes and other inputs	31	186
Catalyst materials	203	265
Finished goods:
SAF, Isooctane, Isooctene and other	221	335
Isobutanol	124	223
Ethanol	—	96
Work in process:
Isobutanol	—	83
Jet fuel	51	—
Spare parts	1,432	1,262
RNG - environmental attributes	2,073	—
Total inventories	$4,135	$2,751

Environmental attributes represent distinguishable and material output from our RNG operations. The Company started allocating the joint cost of production to the sales value of RNG, credits from California's LCFS program and U.S. Environmental Protection Agency ("EPA") RIN credits. The value of the environmental attributes is reviewed for potential write-downs based on the net realizable value methodology.

During the three and nine months ended September 30, 2022, the Company adjusted its finished goods and work in process inventory to net realizable value and recorded a nil and $0.8 million loss, respectively, in cost of goods sold, as compared to $1.2 million and $2.0 million during the three and nine months ended September 30, 2021, respectively.

10.Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	September 30, 2022	December 31, 2021
Land	$6,452	$410
Plant facilities and infrastructure	76,310	84,117
Machinery and equipment	89,797	25,369
Furniture and office equipment	2,699	2,550
Software	2,134	1,564
Construction in progress	56,713	88,990
Total property, plant and equipment	234,105	203,000
Less accumulated depreciation and amortization	(68,101)	(63,859)
Property, plant and equipment, net	$166,004	$139,141

The Company recorded depreciation expenses of $1.3 million and $3.6 million for the three and nine months ended September 30, 2022, respectively, as compared with $1.2 million and $3.6 million for the same periods ended September 30, 2021.

At September 30, 2022, construction in progress included accruals of $9.2 million.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

Construction in progress includes $0.3 million for Gevo, $12.0 million for Agri-Energy related to a fractionation and hydrocarbon skid, $2.1 million for NW Iowa RNG and $42.3 million for NZ1 at September 30, 2022. Construction in progress includes $0.4 million for Gevo, $9.1 million for Agri-Energy, $56.9 million for NW Iowa RNG and $22.5 million for NZ1 at December 31, 2021. Construction in progress is not subject to depreciation until the assets are placed into service.

Borrowing costs. Borrowing costs directly attributable to acquisition and construction of an asset are capitalized until it is completed and ready for its intended use, and thereafter are recognized in profit or loss for the current period. The Company capitalized $1.2 million and nil of interest expense for the nine months ended September 30, 2022, and September 30, 2021, respectively.

11.Intangible Assets

Intangible assets consist of patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo's products.

The following table sets forth the Company’s identifiable intangible assets by classification (in thousands) as of:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, net	Weighted-Average Useful Life (Years)
Patents	$4,580	$(888)	$3,692	7.4
Defensive assets	4,900	(597)	4,303	8.4
Identifiable intangible assets	$9,480	$(1,485)	$7,995	7.9

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Weighted-Average Useful Life (Years)
Patents	$4,575	$(368)	$4,207	7.3
Defensive assets	4,895	(164)	4,731	8.4
Identifiable intangible assets	$9,470	$(532)	$8,938	7.9

The Company recorded amortization expense of $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, as compared with nil for each of the three and nine months ended September 30, 2021.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The following table details the estimated amortization of identifiable intangible assets as of September 30, 2022 (in thousands):

Year ending December 31,	Patents	Defensive Assets	Total
2022 (remaining)	$151	$153	$304
2023	578	586	1,164
2024	580	588	1,168
2025	578	586	1,164
2026	578	586	1,164
2027 and thereafter	1,227	1,804	3,031
Total	$3,692	$4,303	$7,995

12.Deposits and Other Assets

The following table sets forth the components of the Company's deposits and other assets (in thousands) as of:

	September 30, 2022	December 31, 2021
Deposits (1)	$276	$831
Equity interest (2)	1,500	1,500
Exclusivity fees (3)	8,087	3,250
Deposits receivable (4)	8,302	—
Total Deposits and Other Assets	$18,165	$5,581

(1)Deposits for legal services and products for NZ1.
(2)The Company directly holds a 4.6% interest in the Series A Preferred Stock of Juhl Clean Energy Assets, Inc. ("Juhl"), which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Juhl's stock, subject to impairment. The equity interest in Juhl is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC ("RCWF"), a Juhl subsidiary, see Note 17, Commitments and Contingencies, for additional information.
(3)Axens North America, Inc. ("Axens") will provide certain alcohol-to-SAF services exclusively to the Company which may be offset against future license fees subject to the delivery of a process design package. On October 14, 2022, the Company entered into a licensing agreement with Axens to support development of the Company's alcohol-to-SAF process, incurring $4.2 million of licensing fees which will be offset against these prepaid exclusivity fees.
(4)Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce to design and construct the power generation, transmission and distribution facilities that will serve NZ1, $5.5 million of which will be either reimbursed or used as an investment into wind generation facility and the remaining $2.8 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
13.Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company's accounts payable and accrued liabilities (in thousands) as of:

	September 30, 2022	December 31, 2021
Accounts payable	$1,449	$4,830
Accrued liabilities	8,800	18,345
Accrued payroll and related benefits	4,189	4,678
Other accrued liabilities	478	435
Total accounts payable and accrued liabilities	$14,916	$28,288

14.Debt

2021 Bond Issuance

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority (the "Authority") issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the "2021 Bonds") for NW Iowa RNG. The bond proceeds are being used as a source of construction financing alongside equity from the Company. The bonds were issued under a Trust Indenture dated April 1, 2021 (the "Indenture") between the Authority and Citibank, N.A. as trustee (the "Trustee"). The 2021 Bonds mature April 1, 2042. The bonds initially bear interest at 1.5% per annum during the Initial Term Rate Period, (as defined in the Indenture), payable semi-annually on January 1 and July 1 of each year. The effective interest rate is 1.0%. The bonds are supported by the $71.2 million Bond Letter of Credit; see Note 6, Restricted Cash. The Trustee can draw sufficient amounts on the Bond Letter of Credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The bonds are callable and re-marketable on or after October 1, 2022. If the bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the Bond Letter of Credit to repay the bonds in their entirety at the purchase price. As of September 30, 2022, no amounts have been drawn under the Bond Letter of Credit.

The 2021 Bonds were issued at a premium of $0.8 million and debt issuance costs were $3.0 million. The bond debt is classified as long-term debt and is presented net of the premium and issuance costs, which are being amortized over the life of the bonds using the interest method. As of September 30, 2022, the premium balance and the debt issuance cost net of amortization were $0.5 million and $1.5 million, respectively.

Loans Payable - Other

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans").

In April 2021, the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP were forgiven. The remaining SBA Loan for Agri-Energy totals $0.3 million, bears interest at 1.0% per annum and matures in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021, and are payable through April 2025.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The summary of the Company's long-term debt is as follows (in thousands) as of:

	Interest Rate			Maturity Date			September 30, 2022	December 31, 2021
2021 Bonds	1.5%			January 2042			$67,038	$66,486
SBA Loans	1.0%			April 2025			248	320
Equipment	4%	to	5%	February 2022	to	December 2024	109	156
Total loans payable - other							67,395	66,962
Less current portion							(158)	(158)
Long-term portion							$67,237	$66,804

Future principal payments for the Company's long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2022 (remaining)	$39
2023	159
2024	67,167
2025	30
Total loans payable - other	$67,395

15.Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the "2010 Plan"), and the Employee Stock Purchase Plan (the "ESPP").

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In June 2021, upon approval of stockholders at the 2021 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 22,980,074 shares. On September 30, 2022, 4,113,735 shares remained available for awards under the 2010 Plan.

Stock Appreciation Rights. The Company granted 67,739 stock appreciation rights valued at an aggregate of $0.1 million on the respective grant dates during the year ended December 31, 2018, with exercise prices ranging from $3.45 to $138.00 per share, expiring in 2028. The vesting period for stock appreciation rights granted is based on a service period. The stock appreciation rights have the potential to be cash settled and are therefore classified as a liability and remeasured at each reporting period based on the price of the Company's common stock.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for stock-based payment awards granted to employees and non-employees. Our stock-based compensation is classified as either an equity award or a liability award in accordance with generally accepted accounting principles. The fair value of an equity-classified award is determined at the grant date and is amortized on a straight-line basis over the vesting life of the award. The fair-value of a liability-classified award is determined on a quarterly basis through the final vesting date and is amortized based on the current fair value of the award and the percentage of vesting period incurred to date.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The following table sets forth the Company’s stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity Classified Awards
Cost of goods sold	$208	$188	$599	$188
Selling, general and administrative	3,910	1,419	10,992	2,593
Other	243	273	1,034	519
Total equity classified awards	4,361	1,880	12,625	3,300
Liability Classified Awards
Selling, general and administrative	(267)	2,366	(460)	2,374
Other	126	(40)	—	149
Total liability classified awards	(141)	2,326	(460)	2,523
Total stock-based compensation	$4,220	$4,206	$12,165	$5,823

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the nine months ended September 30, 2022, were as follows:

	Number of Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	4,746,368	$5.11	9.6	$—
Granted	1,620,183	$3.46		$—
Canceled or forfeited	(353,169)	$5.62		$—
Exercised	—	$—		$—
Options outstanding at September 30, 2022	6,013,382	$4.66	9.1	$—
Options vested and expected to vest at Options vested at September 30, 2022	1,510,728	$5.33	0.5	$—

(1)Exercise price of options outstanding range from $2.42 to $11,340 as of September 30, 2022. The higher end of the range is due to the impact of reverse stock splits subsequent to grants.

As of September 30, 2022, the total unrecognized compensation expense, net of estimated forfeitures, relating to stock options was $15.7 million, which is expected to be recognized over the remaining weighted-average period of approximately 2.4 years.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
Restricted stock. Non-vested restricted stock awards and the changes during the nine months ended September 30, 2022, were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	6,882,502	$3.77
Granted	2,348,105	$2.58
Vested and issued	(3,484,585)	$2.85
Canceled or forfeited	(374,842)	$4.90
Non-vested at September 30, 2022	5,371,180	$3.95

The total fair value of restricted stock that vested during the nine months ended September 30, 2022, was $0.6 million. As of September 30, 2022, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $19.4 million, which is expected to be recognized over the remaining weighted-average period of approximately 2.3 years. As of September 30, 2022, we have no unvested liability-classified restricted stock awards.

16.Income Taxes

The Company has incurred operating losses since inception, therefore no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of a deferred tax asset as it relates to income taxes.

17.Commitments and Contingencies

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2022, the Company did not have any liabilities associated with indemnities.

In addition, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limitations. The duration of these indemnifications, commitments, and guarantees varies and, in certain cases, is indefinite. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company accrues losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

Environmental liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2022.

In June 2021 the Company contracted with a manufacturer in India to build a fractionation and hydrocarbon skid for $10.2 million, the remaining commitment for the contract is $3.5 million as of September 30, 2022.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
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

There is a possibility that the DNR will initiate an enforcement action with respect to the April 2022, discharges described above that could result in a monetary sanction being levied against Gevo for the accidental discharges. We do not believe that any such monetary sanctions would have a material impact on the financial statements.

Juhl Commitment.

In September 2022, the Company entered into a Development Agreement with Juhl to construct and operate a wind project for the provision of electric energy for the NZ1. Pursuant to the agreement, the Company has committed to pay Juhl a total development charges of $8.6 million, comprised of advanced development fee payments of $0.9 million, certain reimbursable costs of $1.2 million, and $6.5 million upon completion of the project. The Company has paid $0.6 million pursuant to the agreement as of September 30, 2022. The Company is not contractually obligated for the specified development charges until certain milestones are met in future periods, and upon completion of the project.

The Company's investment in Juhl is pledged as a collateral for two commitments related to a purchase of wind electricity for the Luverne Facility, as well as 100% of RCWF's renewable energy credits. Gevo has a commitment to purchase all of RCWF's electricity. The portion not used by the Luverne Facility is charged to the Company at a lower price. The estimated commitments as of September 30, 2022, and thereafter are shown below (in thousands):

Year ending December 31,	Electricity Above Use (estimated)	Renewable Energy Credits
2022 (remaining)	$117	$37
2023	474	149
2024	485	149
2025	163	149
2026	—	149
2027 and thereafter	—	1,985
Total commitments	$1,239	$2,618

18.Fair Value Measurements

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

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
Level 3 – inputs are unobservable and corroborated by little or no market data.

The carrying value and fair value, by fair value hierarchy, of the Company's financial instruments at September 30, 2022, and December 31, 2021, respectively, are as follows (in thousands):

		Fair Value Measurements at September 30, 2022
	Fair Value at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$108,598	$108,598	$—	$—
U.S. Government-sponsored enterprise securities	113,414	113,414	—	—
Total recurring	$222,012	$222,012	$—	$—

		Fair Value Measurements at December 31, 2021
	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$225,792	$225,792	$—	$—
U.S. Government-sponsored enterprise securities	113,944	113,944	—	—
Other
Liability-classified restricted stock awards	702	702	—	—
Total recurring	$340,438	$340,438	$—	$—

The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2021, and September 30, 2022.

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the 2021 Bonds was assumed to be April 1, 2024 (three years from issuance) with repayment of 100% of principal on that date. The impact of the Company's optional redemption feature, effective October 1, 2022, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the 2021 Bonds as of September 30, 2022, are summarized as follows:

	September 30, 2022
	Carrying Value	Estimated Fair Value
2021 Bonds	$67,038	$64,910

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
19.Shareholders' Equity

Share Issuances

In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time to time. In 2021, the at-the-market offering program was amended to provide a total capacity of $500.0 million. As of September 30, 2022, the Company has remaining capacity to issue up to approximately $360.6 million of common stock under the at-the-market offering program.

On June 8, 2022, the Company completed a registered direct offering ("the June 2022 Offering") of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of September 30, 2022, none of the Series 2022-A Warrants had been exercised.

The net proceeds to the Company from the June 2022 Offering were $139.2 million, after deducting placement agent's fees, advisory fees and other offering expenses payable by the Company, and assuming none of the Series 2022-A Warrants issued in the June 2022 Offering are exercised for cash. The Company intends to use the net proceeds from the June 2022 Offering to fund capital projects, working capital and for general corporate purposes.

Warrants

In addition to the Series 2022-A Warrants, the Company has warrants outstanding that were issued in conjunction with a registered direct offering in August 2020 (the “Series 2020-A Warrants”). The Company evaluated the Series 2022-A Warrants and Series 2020-A Warrants for liability or equity classification and determined that equity treatment was appropriate because both the Series 2022-A Warrants and Series 2020-A Warrants do not meet the definition of liability instruments.

The Series 2022-A Warrants and Series 2020-A Warrants are classified as component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable and will expire five years from the date of issuance, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Series 2022-A Warrants and Series 2020-A Warrants do not provide any guarantee of value or return. The Company valued the Series 2022-A Warrants and Series 2020-A Warrants at issuance using the Black-Scholes option pricing model. The fair value at the issuance date of the Series 2022-A Warrants was $92.9 million with the key inputs to the valuation model including a weighted average volatility of 151.1%, a risk-free rate of 2.86% and an expected term of five years. The fair value at the issuance date of the Series 2020-A Warrants was $8.3 million with the key inputs to the valuation model including a weighted average volatility of 130%, a risk-free rate of 0.30% and an expected term of five years.

While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

On February 17, 2022, the remaining Series K warrants expired with 7,126 unexercised warrants.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The following table sets forth information pertaining to shares issued upon the exercise of warrants:

	Issuance Date	Expiration Date	Exercise Price as of September 30, 2022	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of September 30, 2022	Shares Underlying Warrants Outstanding as of September 30, 2022
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,914,069	85,931
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				63,333,336	29,914,069	33,419,267
(1)Equity-classified warrants.

During the nine months ended September 30, 2022, common stock was issued as a result of the exercise of warrants as shown below (dollars in thousands):

	Common Stock Issued	Proceeds
Series 2020-A Warrants	4,677	$3

20.Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company has organized its operations and activities into three reportable segments: (i) Gevo segment; (ii) Agri-Energy segment; (iii) Renewable Natural Gas segment. Transactions between segments are eliminated in consolidation.

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

Renewable Natural Gas segment. The Renewable Natural Gas segment produces-pipeline quality methane gas captured from dairy cow manure.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2022
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues	$—	$—	$309	$309
Loss from Operations	$(15,480)	$(27,948)	$(241)	$(43,669)
Acquisitions of patents, plant, property and equipment	$17,458	$4,351	$6,305	$28,114

	Three Months Ended September 30, 2021
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues	$104	$16	$—	$120
Loss from Operations	$(10,968)	$(3,548)	$(218)	$(14,734)
Acquisitions of patents, plant, property and equipment	$15,511	$3,154	$14,450	$33,115

	Nine Months Ended September 30, 2022
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues	$81	$240	$309	$630
Loss from Operations	$(40,629)	$(34,869)	$(241)	$(75,739)
Acquisitions of patents, plant, property and equipment	$33,766	$8,626	$24,973	$67,365

	Nine Months Ended September 30, 2021
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues	$465	$14	$—	$479
Loss from Operations	$(30,697)	$(12,807)	$(286)	$(43,790)
Acquisitions of patents, plant, property and equipment	$16,352	$5,062	$31,551	$52,965

	September 30, 2022
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Total assets	$579,984	$38,473	$110,954	$729,411

	December 31, 2021
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Total assets	$484,528	$64,008	$117,940	$666,476

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: the impact of the novel coronavirus ("COVID-19") pandemic on our business, our financial condition, our results of operation and liquidity, our ability to finance and construct our Net-Zero 1 project (as defined below), our ability to produce our products at our demonstration facility in Luverne, Minnesota (the “Luverne Facility”) or elsewhere, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or "net-zero" carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero 1 project and elsewhere, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce sustainable aviation fuel ("SAF") and other products, our ability to raise additional funds to finance our business, our ability to perform under our existing off-take agreements and other supply agreements we may enter into in the future, our ability to successfully operate our renewable natural gas ("RNG") project in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report”), including Item 1A. "Risk Factors" of our 2021 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

Gevo, Inc. (Nasdaq: GEVO), a Delaware corporation founded in 2005, is a growth-oriented company with the mission of solving the problem of greenhouse gas emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen. We believe that the market size for hydrocarbon fuels will continue to remain significant in the long-term even with the rapid adoption of electric vehicles and hydrogen technologies. We also believe that we can achieve at least one billion gallons per year of hydrocarbon production and sales by 2030.

We are focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a “net-zero” greenhouse gas ("GHG") footprint. We believe that this addresses the global need of reducing GHG emissions with "drop in" sustainable alternatives to petroleum fuels. We use Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the "GREET Model") to measure, predict and verify GHG emissions across the life cycle of our products. The "net-zero" concept means we expect to produce fuels that could have a carbon neutral or a net-zero GHG footprint across the whole of the life cycle of the fuel, from the capture of renewable carbon, through production, and the subsequent burning of the fuel in, for example, a jet engine.

Our primary market focus, given current demand and growing customer interest, is SAF. We believe we also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The global fuel consumption by commercial airlines was an all-time high of 95 billion gallons in 2019. However, due to the COVID-19 pandemic, fuel consumption dropped to 52 billion gallons in 2020 and then reached 57 billion gallons in 2021, but the 2022 fuel consumption trend is nearly back to pre-COVID levels.

We believe that there is a growing and significant market demand for SAF production generally based on a number of factors, including:

●
The International Air Transport Association ("IATA") 77th Annual General Meeting approved a resolution for the global air transport industry to achieve net-zero carbon emissions by 2050. IATA has 288 airline members, including Alaska Airlines, American Airlines, Delta Air Lines, FedEx Express, United Airlines and UPS Airlines.

●
In March 2020, Delta Air Lines committed to spending $1 billion over the next 10 years on its objective to mitigating emissions from its global business going forward. Delta will invest in innovation, advancing clean air travel technologies, accelerating the reduction of carbon emissions and waste, and establishing new projects to mitigate the balance of emissions.

●	The oneworld® alliance committed to a target of 10% SAF use across the alliance by 2030 and plans to reach net zero emissions by 2050.

We believe that we possess the ability to convert various carbohydrate feedstocks through a fermentation process into alcohols and then transform the alcohols into renewable fuels and materials, through a combination of our own technology, know-how, engineering, and licensing of technology and engineering from Axens North America, Inc. ("Axens"). While we expect our major capital deployments to focus on the production of SAF, we recognize there are opportunities to operate in several different renewable fuels and materials markets and we will pursue those opportunities when appropriate based on customer interest, access to capital, and expected investment returns.

Our SAF production process uses carbohydrates as a feedstock. Carbohydrates are plant matter that result from photosynthesis. Photosynthesis is the natural process by which carbon dioxide is captured from the air by plants. The carbon in carbohydrates is therefore renewable because it is already in the atmosphere. The carbohydrates are fermented to produce alcohol intermediate products (e.g., ethanol or isobutanol). The alcohol-based intermediates are then chemically processed to make renewable hydrocarbons. To achieve net-zero carbon intensity ("CI") across the whole life cycle of the products, we believe:

●	carbohydrates with a low CI score must be used in production;
●	the energy (electricity and heat source) used in production must be de-fossilized; and
●	the products cannot contain fossil-based carbon.

We believe sustainably grown industrial field corn (i.e., corn that is grown with precision agricultural techniques and low-till or no till cultivation to conserve nutrients, prevent water runoff, and erosion) is the best feedstock to commercialize for SAF initially because:

●	it produces a significant amount of protein and vegetable oil for nutritional products on a per acre basis while also producing an abundance of low CI carbohydrates that can be captured and used as a feedstock for fuels and chemicals;

●	the protein and oil that are produced can be easily separated and sold as co-products into the food chain markets. The protein and oil revenue serves to offset the cost of the corn feedstock;
●	we believe the carbon footprint of growing corn can be negative, according to calculations completed with the GREET Model, when a full suite of climate-smart agricultural practices is employed on appropriate acres of cropland;
●	we believe the corn can achieve lower CI scores when grown with climate-smart agricultural techniques than waste raw materials or wood; and
●	we believe that residual carbohydrates from corn are the lowest cost carbohydrates available as a renewable raw material, and the production is proven and scalable.

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

Net-Zero Projects

In early 2021, we announced the concept of “Net-Zero Projects” as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (e.g., photosynthetic, wind, RNG, and/or biogas) from a variety of sources into energy dense liquid hydrocarbons that, when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and burnt as a fuel for cars, planes, trucks and ships.

Our initial Net-Zero Project, Net-Zero 1 (“NZ1"), is located in Lake Preston, South Dakota, and is being currently designed to produce approximately 62 million gallons per year ("MGPY") of total hydrocarbon volumes, including 55 MGPY of SAF, which would fulfill part of our more than 375 MGPY of SAF and hydrocarbon supply agreements. The liquid hydrocarbons when burned are expected to have a “net-zero” GHG footprint. Along with the hydrocarbons, NZ1 is expected to produce approximately 475 million pounds per year of high-value protein products for use in the food chain and more than 30 million pounds per year of corn oil. Our products will be produced in three steps; the first step is milling the corn and the production of protein, oil, and carbohydrates, the second step produces alcohols using fermentation and the third step is the conversion of the alcohols into hydrocarbons. We have an exclusive license in the United States from Axens to the technology and plant designs to convert alcohols to hydrocarbon fuels. Axens will also provide certain process guarantees for our production process. Additionally, Axens has extensive commercial experience in the technology, design, and deployment of the unit operations needed to convert alcohols to hydrocarbon fuels, based on their experience in the petrochemical industry. The fermentation side of the facility is being engineered with Fluid Quip Technologies who has extensive experience in fermentation and agriculture-based facilities. We believe that by using known commercial technologies, the plant design is substantially de-risked.

The transition to an ethanol-to-SAF design from our original isobutanol-to-SAF and isooctane design for NZ1 has resulted in an improved design output capacity, which should result in an increased cash flow. Gevo’s ethanol-to-SAF engineering design work to date has resulted in a significant uplift in volumes and cash flows per unit of capital invested.

In July 2022, the purchase of the land for NZ1 in Lake Preston, South Dakota was completed. This was followed by a groundbreaking ceremony in Lake Preston and we believe NZ1 is on schedule with initial volumes of SAF expected to be delivered in 2025. Water and wind energy development agreements were executed in the third quarter of 2022, and other key milestones are on track for completion in accordance with our comprehensive project plan. Based on the ongoing engineering work, the installed cost for NZ1 is currently forecasted to be approximately $850 million, excluding certain contingencies and financing costs.

Gevo is also in the process of identifying and performing early site development work for additional SAF production locations. These sites include several greenfield locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we are pursuing prospects with several existing ethanol plant sites. Existing ethanol plants need to be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of them. We plan to give priority to existing industrial plant sites that have attractive potential economics and high predictability of timeline for decarbonization.

Renewable Natural Gas Projects

In 2019, we began developing RNG projects. Manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline-quality RNG. RNG has environmental credit value when sold in markets such as California. There is also value to Gevo’s hydrocarbon production process by giving us another option to achieve carbon negative GHG emissions on our renewable hydrocarbon products. The hydrocarbon products resulting from such a decarbonization process have lower CI scores and increased market value, in addition to having a more positive impact on the environment.

Gevo’s RNG project in Northwest Iowa (the “RNG Project”) produces renewable natural gas captured from dairy cow manure. The manure for the RNG Project is supplied by three dairy farms located in Northwest Iowa totaling over 20,000 milking cows. When at full operational capacity, the RNG Project is expected to generate approximately 355,000 MMBtu of RNG per year. Gevo's revenue from the RNG Project is expected to come from sales of RNG and from the environmental attributes associated with its RNG sales, including the attributes available from California's Low Carbon Fuel Standard ("LCFS") program and the U.S. Environmental Protection Agency ("EPA") Renewable Fuels Standard program ("RFS") to receive renewable identification numbers ("RINs"). Gevo has been granted registration approval by the EPA, allowing us to participate in its RFS program and expects to receive approval for LCFS later this year or early next year.

In the third quarter of 2022, the RNG Project ramped up production of biogas, raw biogas upgrading and injection of RNG into the interconnected natural gas pipeline. Our biogas commodity sales were $0.3 million in the three months ended September 30, 2022, with some of the associated revenue from its environmental attributes expected later this year. The majority of the revenue from environmental attributes, however, is expected to occur in 2023 due to the timing of the approval and documentation process for the related LCFS credits.

We made incremental improvements and optimizations at our RNG Project by investing in capital projects that are expected to improve its CI score and expand capacity. Gevo’s estimated share of the capital cost for these improvements is approximately $1.9 million. The improvement and optimization work was completed in the third quarter of 2022. In June 2022, we amended our lease with the expanding dairy to provide the RNG Project with additional manure, which is expected to increase our RNG production.

We have strong relationships throughout the industry supply chain from technology and equipment providers to feedstock owners and RNG off-takers. We believe the trust and reputation we have attained, in combination with our understanding of the various and complex environmental attributes, gives us a competitive advantage. We leverage our relationships to identify and execute new project opportunities. Typically, new development opportunities come from our existing relationships with dairy owners who value our reputation in the industry.

We exercise financial discipline in pursuing projects by targeting attractive risk-adjusted project returns, whether selling RNG into the markets or using it to lower CI scores at our Net-Zero Projects. We will monitor biogas supply availability across our portfolio and seek to maximize our production by expanding operations when economically feasible.

Verity Tracking

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

Luverne Facility

The activities at our Luverne Facility have been transitioned to care and maintenance, as we have shifted focus to our Net Zero Projects. The workforce adjustment resulted in us retaining key personnel and redeploying some resources to our NZ1 and RNG projects to provide valuable knowledge and experience for the future strategic growth of the Company. As a potential development site, future operations, if any, will be tailored to support a focus on advancing our technology, testing, and optimizing alternative feedstocks, yeast strains, and unit operations as well as partnership development for integrated GHG reductions. The Luverne Facility is well equipped and positioned as a development site. The Luverne Facility also provides a unique opportunity to showcase our decarbonization and business systems and raise awareness for future partnerships, investors, and local communities, even though operations at the site have been minimized.

In the third quarter of 2022, we recorded an impairment of long-lived assets, to reduce the carrying value of certain property, plant, and equipment, and a leased right of use ("ROU") asset, at the Luverne Facility to its fair value. The impairments recorded to date relate to the determination to suspend production at the Luverne facility and shift the plant into an idled, care and maintenance status during the three months ended September 30, 2022. See Note 3 to the Consolidated Financial Statements for additional information.

Other Developments

U.S. Department of Agriculture. On September 19, 2022, the U.S. Department of Agriculture ("USDA") tentatively selected Gevo’s Climate-Smart Farm to Flight proposal for funding with an award ceiling of up to $30 million, subject to negotiation of definitive award agreements in the coming months. The project aims to create critical structural climate-smart market incentives for low carbon-intensity corn as well as to accelerate the production of sustainable aviation fuel to reduce the sector’s dependency on fossil-based fuels.

COVID-19

The COVID-19 pandemic significantly impacted global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It is possible that the impacts of the COVID-19 pandemic on general economic activity could negatively impact our revenue and operating results for 2022 and beyond. The ongoing impacts of the COVID-19 pandemic on the global transportation industry may result in less demand for our transportation fuel products in the future, which could have a material adverse effect on our business, financial condition, and our prospects for the foreseeable future.

There is also a risk that COVID-19 could have a material adverse impact on the development of NZ1, customer demand and cash flow, depending on the extent of our future production activities.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$—	$16	$(16)
Hydrocarbon revenue	—	104	(104)
Renewable natural gas commodity	309	—	309
Total revenues	309	120	189
Cost of production	318	2,378	(2,060)
Idle facility costs	2,330	—	2,330
Depreciation and amortization	1,250	1,104	146
Total cost of goods sold	3,898	3,482	416
Gross loss	(3,589)	(3,362)	(227)
Operating expenses
Research and development expense	1,562	1,495	67
Selling, general and administrative expense	11,144	9,287	1,857
Preliminary stage project costs	915	313	602
Other operations	1,303	—	1,303
Impairment loss	24,749	—	24,749
Loss (gain) on disposal of assets	—	183	(183)
Depreciation and amortization	407	94	313
Total operating expenses	40,080	11,372	$28,708
Loss from operations	(43,669)	(14,734)	(28,935)
Other income (expense)
Gain from change in fair value of derivative warrant liability	—	6	(6)
Interest expense	(712)	(67)	(645)
Interest and dividend income	874	233	641
Other income (expense), net	(279)	182	(461)
Total other income (expense), net	(117)	354	(471)
Net loss	$(43,786)	$(14,380)	$(29,406)

Revenue. During the three months ended September 30, 2022, we sold 41,791 MMBtu of RNG from our RNG Project. Revenue increased $0.2 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, which consisted of ethanol, isobutanol and hydrocarbon originating from our Luverne Facility. In the third quarter of 2022, our RNG production began ramping up resulting in biogas commodity sales of $0.3 million, while the activities at our Luverne Facility were minimized to care and maintenance, as we have shifted focus to our Net Zero projects.

Cost of production. Cost of production decreased $2.1 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to moving the Luverne Facility to care and maintenance status.

Idle facility costs. We incurred $2.3 million of idle facility costs during the three months ended September 30, 2022, due to putting our Luverne Facility into care and maintenance status in the third quarter of 2022. Included in idle facility costs are charges related to removing flammable and other hazardous items from the site, writing off certain patents related to production at the Luverne Facility and costs related to the workforce adjustments. We plan to utilize the Luverne Facility to advance our technology and operational knowledge to help us in achieving operational success as we scale up the production and delivery of SAF for our customers through our Net-Zero Projects.

Depreciation and amortization. Depreciation and amortization in cost of goods sold increased $0.1 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, mainly due to placing the RNG Project assets into service in third quarter of 2022.

Research and development expense. Research and development expense was relatively flat for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. These costs are primarily employee and consultant related expenses, along with some patent and lab supply costs.

Selling, general and administrative expense. Selling, general and administrative expense increased $1.9 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increases in personnel costs related to strategic hiring and professional fees, as well as non-cash stock-based compensation which reflects higher amortization expense for the stock awards issued in the prior period with higher market values, see Note 15 to the Consolidated Financial Statements for additional information.

Preliminary stage project costs. Preliminary stage project costs are related to our future Net-Zero Projects and Verity project and consist primarily of employee expenses, preliminary engineering and technical consulting costs. Preliminary stage project costs increased $0.6 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increases in personnel costs, consulting, and professional fees for our Net-Zero Projects and Verity project.

Other operations. Other operations expense increased $1.3 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increases in engineering personnel and other non-capitalizable costs for NZ1.

Impairment loss. The Company recorded a $24.7 million impairment loss on long-lived assets, which reduced the carrying value of certain property, plant, and equipment, and a leased ROU asset, at the Agri-Energy segment to its fair value. The impairments recorded to date relate to the determination to suspend production at the Luverne Facility and shift the plant into an idled, care and maintenance status during the third quarter of 2022. See Note 3 to the Consolidated Financial Statements for additional information.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.3 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the amortization of our patents.

Loss from operations. Excluding the one-time charge of $24.7 million for impairment, our loss from operations increased by $4.2 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the increased activities for our Net-Zero Projects and Verity project, as well as non-capitalizable cost for NZ1.

Interest expense. Interest expense increased $0.6 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the interest on the RNG bonds and the imputed interest on our RNG-related dairy leases, both of which were capitalized into construction in process during the construction phase of our RNG Project in the previous periods.

Interest and dividend income. Interest and dividend income increased $0.6 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the interest earned on our investments.

Other income (expense). Other income (expense) for the three months ended September 30, 2022, consists primarily of losses on disposal of fixed assets.

Comparison of the Nine Months Ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Revenue and cost of goods sold
Ethanol sales and related products, net	$240	$16	$224
Hydrocarbon revenue	81	463	(382)
Renewable natural gas commodity	309	—	309
Total revenues	630	479	151
Cost of production	5,242	4,896	346
Idle facility costs	2,330	—	2,330
Depreciation and amortization	3,429	3,374	55
Total cost of goods sold	11,001	8,270	2,731
Gross loss	(10,371)	(7,791)	(2,580)
Operating expenses
Research and development expense	4,720	4,205	515
Selling, general and administrative expense	29,205	17,947	11,258
Preliminary stage project costs	1,736	8,512	(6,776)
Other operations	3,814	—	3,814
Impairment loss	24,749	—	24,749
Loss (gain) on disposal of assets	—	5,137	(5,137)
Depreciation and amortization	1,144	198	946
Total operating expenses	65,368	35,999	29,369
Loss from operations	(75,739)	(43,790)	(31,949)
Other income (expense)
Gain (loss) from change in fair value of derivative warrant liability	16	(4)	20
Interest expense	(716)	(78)	(638)
Interest and dividend income	1,204	354	850
Gain on forgiveness of SBA loan	—	641	(641)
Other income (expense), net	2,615	187	2,428
Total other income (expense), net	3,119	1,100	2,019
Net loss	$(72,620)	$(42,690)	$(29,930)

Revenue. In the third quarter of 2022, our renewable natural gas production began ramping up resulting in biogas commodity sales of $0.3 million, while the activities at our Luverne Facility were minimized to care and maintenance status as we have shifted focus to our Net-Zero Projects. During the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, revenue increased $0.2 million.

Cost of production. Cost of production increased $0.3 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the costs related to RNG production and sales from our RNG Project.

Idle facility costs. We incurred $2.3 million of idle facility costs during the nine months ended September 30, 2022, due to putting our Luverne Facility into care and maintenance status in the third quarter of 2022. Included in idle facility costs are charges related to removing flammable and other hazardous items from the site, writing off certain patents related to production at the Luverne Facility and costs related to the workforce adjustments. We plan to utilize the Luverne Facility to advance our technology and operational knowledge to help us in achieving operational success as we scale up the production and delivery of SAF for our customers through our Net-Zero Projects.

Depreciation and amortization. Depreciation and amortization in cost of goods sold was relatively flat with a minor increase of $0.1 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Research and development expense. Research and development expense increased $0.5 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase in patent and personnel related costs, as well as lab supplies, partially offset by a reduction of consulting expenses.

Selling, general and administrative expense. Selling, general and administrative expense increased $11.3 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increases in personnel costs related to strategic hiring and professional fees, as well as non-cash stock-based compensation which reflects higher amortization expense for the stock awards issued in the prior period with higher market value, see Note 15 to the Consolidated Financial Statements for additional information.

Preliminary stage project costs. Preliminary stage project costs in 2022 are related to our future Net-Zero Projects and Verity project and consist of employee expense, preliminary engineering and technical consulting costs. Preliminary stage project costs decreased $6.8 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily because we began capitalizing our RNG Project and NZ1 project costs in 2021.

Other operations. Other operations expense increased $3.8 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Other operations costs are primarily costs related to engineering personnel and other non-capitalizable costs.

Impairment loss. The Company recorded a $24.7 million impairment loss on long-lived assets, which reduced the carrying value of certain property, plant, and equipment, and a leased ROU asset, at the Agri-Energy segment to its fair value. The impairments recorded to date relate to the determination to suspend production at the Luverne Facility and shift the plant into an idled, care and maintenance status during the third quarter of 2022. See Note 3 to the Consolidated Financial Statements for additional information.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.9 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the amortization of our patents.

Loss from operations. Excluding the one-time charge of $24.7 million for impairment, the loss from operations increased by $7.2 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the increased activities for our Net-Zero Projects and Verity project, as well as non-capitalizable cost for NZ1.

Gain (loss) from change in fair value derivative warrant liability. We incurred a minimal change in the fair value of the derivative warrant liability in the nine months ended September 30, 2022. The last of the liability warrants expired in February 2022.

Interest expense. Interest expense increased $0.6 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the interest on the RNG Project bonds and the imputed interest on our RNG-related dairy leases, both of which were capitalized into construction in process during the construction phase of our RNG Project in the prior periods.

Interest and dividend income. Interest and dividend income increased $0.9 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the interest earned on our investments.

Other income (expense). Other income (expense) increased $2.4 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to our receipt of $2.9 million from the U.S. Department of Agriculture's Biofuel Producer Program to support biofuel producers who faced unexpected losses due to the COVID-19 pandemic, partially offset by a loss on disposal of fixed assets. The Biofuel Producer Program grants are not tax-exempt.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates since December 31, 2021, and no significant changes to our critical accounting policies other than as described below. For a description of our other critical accounting policies and estimates that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our 2021 Annual Report.

Our unaudited consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change.

Revenue Recognition

In the third quarter of 2022, we began realizing revenues from RNG provided under long-term agreements with customers. Additional revenues from environmental attributes are expected to be realized later in 2022. The revenue recognition methodology is consistent with those from other products whereas all revenue is recognized at a point in time when we satisfy our performance obligations under the contract by transferring the product to the customer, as the customer obtains control of the product upon delivery.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our products. There is no variable consideration present in our performance obligations as consideration for the transaction is based upon current market pricing obtained from defined third party markets during the period in which the delivery was made.

RINs

We generate D3 RINs through our production of RNG used for transportation purposes as prescribed under the RFS program. We consider RINs to be a distinguishable product that is generated as an integral component of our production process of RNG, as the RINs that we generate can be separated from the underlying commodity and may be sold independently from the RNG produced. As such, we consider RINs to be a co-product of the production of RNG and accordingly allocate our costs of production based on the relative sales value of all revenue items for our RNG Project operations. Revenue is recognized on these environmental attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer based upon defined third party market prices and a transfer of control has occurred.

LCFS Credits

We generate LCFS Credits through our production of RNG used for transportation purposes as prescribed under the Low Carbon Fuel Standard in the state of California. We consider LCFS Credits to be a distinguishable product that is generated as an integral component of our production process of RNG, as the LCFS Credits that we generate can be separated from the underlying commodity and may be sold independently from the RNG produced. As such, we consider LCFS Credits to be a co-product of the production of RNG and accordingly allocate our costs of production based on the relative sales value of all revenue items for our Gevo RNG operations. Revenue is recognized on these environmental attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer based upon defined third party market prices and a transfer of control has occurred.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any material off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See “Notes to Condensed Consolidated Financial Statements —2. Summary of Significant Accounting Policies” included in Part II, Item 8 of our 2021 Annual Report for a discussion of recent accounting pronouncements.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $200.6 million, short and long-term restricted cash of $77.9 million and short-term marketable securities of $222.0 million. As of September 30, 2022, we have net working capital of $414.1 million, with $17.6 million of current liabilities. The marketable securities are highly liquid and can be converted to cash when needed for operations and construction. We expect to use our cash, cash equivalents, restricted cash and marketable securities for the following purposes: (i) identification, development, acquisition and construction of new production facilities and to plan for expanded production to fulfill existing off-take agreements for NZ1 and the Company's other Net-Zero Projects; (ii) potential investment in RNG projects; (iii) potential development of the Luverne Facility; (iv) development, acquisition and operation of sustainable alcohol-to-SAF plants to produce SAF alone or with partners; (v) operating activities at the Company's corporate headquarters in Colorado, including research and development work; (vi) exploration of strategic alternatives and additional financing, including project financing; and (vii) future debt service obligations. We believe as a result of our cash and cash equivalents balances, and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

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

In January 2022, the Company’s stockholders voted to amend the Certificate of Incorporation to increase the total number of authorized shares of common stock from 250 million shares to 500 million shares. Management intends to fund future operations through additional private and/or public offerings of debt or equity securities. In addition, the Company may seek additional capital, on acceptable terms, through arrangements with strategic partners or from other sources. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(36,770)	$(28,693)
Net cash from investing activities	$44,870	$(427,985)
Net cash provided by financing activities	$134,297	$514,513

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses, and research and development-related expenses, including costs incurred under development agreements, costs of licensing of technology, legal-related costs, expenses for the development and commercialization of routes to efficiently produce fuels and chemicals from renewable feedstock carbohydrates using alcohols (isobutanol and ethanol) as an intermediate.

During the nine months ended September 30, 2022, net cash used for operating activities was $36.8 million compared to $28.7 million for the nine months ended September 30, 2021. Non-cash charges primarily consisted of an impairment loss of $24.7 million, depreciation and amortization of $4.5 million, non-cash interest expense of $2.8 million related to debt issuance costs, stock-based compensation expense of $12.6 million. The net cash outflow from changes in operating assets and liabilities increased $7.9 million, primarily due to an increase of cash outflows of $4.0 million in prepaid expenses and other current assets due to the payments for licensing fees and deposits to secure long-lead equipment power transmission and distribution facilities for NZ1, partially offset by $4.2 million of decreased cash payments for the RNG Project.

Investing Activities

During the nine months ended September 30, 2022, we used $44.9 million in cash for investing activities, of which $243.8 million related to proceeds from sales and maturities of marketable securities, partially offset by the reinvestment of $130.4 million in marketable securities, and $68.5 million of investments in our capital projects, including $33.7 million in the RNG Project, $30.5 million for NZ1, as well as $4.4 million in other projects.

In July 2022, the purchase of the land for NZ1 in Lake Preston, South Dakota was completed. This was followed by a groundbreaking ceremony in Lake Preston and we believe NZ1 is on schedule with initial volumes of SAF expected to be delivered in 2025. Water and wind energy development agreements were executed in the third quarter of 2022, and other key milestones are on track for completion in accordance with our comprehensive project plan. Based on the ongoing engineering work, the installed cost for NZ1 is currently forecasted to be approximately $850 million, excluding certain contingencies and financing costs, $100 million to $120 million of which we expect to spend within the next twelve months.

In addition, we allocated approximately $25 million of capital for the next four to six months to develop our next Net-Zero Project. Gevo is in the process of identifying and performing early site development work for additional SAF production locations. These potential sites include several greenfield locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market.

Financing Activities

During the nine months ended September 30, 2022, we had $134.3 million of net cash provided by financing activities, primarily due to $139.0 million net proceeds from the issuance of common stock and common stock warrants in the June 2022 Offering, partially offset by $4.3 million of payments for finance lease liabilities and certain equipment loans and $0.3 million related to the net settlement of common stock under stock plans.

We are also in the process of arranging financing for NZ1. We expect the financing would occur at a subsidiary of Gevo, Inc. and would include a combination of debt and equity.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of legal matters is found in Note 17, Commitments and Contingencies, in the accompanying Notes to the Financial Statements included in Part I - Item 1. Financial Statements of this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description	Previously Filed				Filed Herewith
		Form	File No.	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1
3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1
4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1
10.1*	Fuel Sales Agreement, dated July 18, 2022, by and between Gevo, Inc. and American Airlines, Inc.	8-K	001-35073	July 22, 2022	10.1
31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.**					**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

*	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information that the registrant treats as private or confidential. Information that was omitted has been noted in this document with a placeholder identified by the mark “[*****]".
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.
(REGISTRANT)

By:	/s/ Alisher Nurmat
Alisher Nurmat, CPA Vice President and Controller (Principal Accounting Officer)

Date: November 8, 2022