Form 10-K
period 2022-12-31
Gevo, Inc.
filed 2023-03-09
CIK 1392380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common equity held by non-affiliates of the registrant was approximately $0.6 billion as of June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the Nasdaq Capital Market on June 30, 2022. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 237,166,625.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

GEVO, INC.

FORM 10-K—ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Forward-Looking Statements

This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our results of operation and liquidity, our ability to finance, develop, and construct our Net-Zero Projects (as defined below), as well as other growth projects, our ability to produce our products, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or "net-zero" carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero Projects and elsewhere, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce sustainable aviation fuel ("SAF") and other products, our ability to raise additional funds to finance our business, our ability to perform under our existing offtake agreements and other sales agreements we may enter into in the future, our ability to successfully operate our renewable natural gas ("RNG") project in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF development and production, the impact of the novel coronavirus ("COVID-19") pandemic on our business, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States ("U.S.") Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A. “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, many of which are beyond our control, including those described in Part I, Item 1A. Risk Factors of this annual report. These risks include, but are not limited to, the following:

•We have a history of net losses, and we may not achieve or maintain profitability.
•We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.
•Our business is capital-intensive in nature, and we rely on external financing to fund our growth strategy, including the development and construction of our Net-Zero Projects and other similar growth projects. Limitations on access to external financing could adversely affect our operating results.
•Our proposed growth projects may not be completed or, if completed, may not perform as expected. Our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce our profitability.
•We may be unable to successfully perform under current or future offtake and sales agreements to provide our products, which could harm our commercial prospects.
•Our offtake agreements, including our take-or-pay agreements, are subject to significant conditions precedent and, as a result, the revenues that we expect from such contracts may never be realized.
•Fluctuations in the price of corn and other feedstocks may affect our cost structure.
•Fluctuations in the price and availability of energy to power our facilities may harm our performance.
•Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels.
•Any decline in the value of carbon credits associated with our products could have a material adverse effect on our results of operations cash flow and financial condition.
•We may not be successful in the commercialization of alcohol-to-SAF projects utilizing Axens technology.
•The technological and logistical challenges associated with producing, marketing, selling and distributing renewable hydrocarbon products are complex, and we may not be able to resolve such complexities in a timely or cost-effective manner, or at all.
•Our actual costs may be greater than expected in developing our growth projects, causing us to realize significantly lower profits or greater losses on our projects.
•We may be unable to produce renewable hydrocarbon products in accordance with customer specifications.
•Our experience may not be sufficient to operate commercial-scale facilities and we may encounter substantial difficulties operating commercial plants or expanding our business.
•Even if we are successful in producing our products on a commercial scale, we may not be successful in negotiating additional fuel offtake agreements or pricing terms to support the growth of our business.
•If we engage in acquisitions, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.
•If we engage in joint ventures, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.
•If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs and harm our research and development efforts, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.
•We may face substantial competition from companies with greater resources and financial strength, which could adversely affect our performance and growth.
•Our future success will depend on our ability to maintain a competitive position with respect to technological advances.
•Business interruptions may have an adverse impact on our business and our financial results.
•Our business and operations would suffer in the event of IT system failures or a cyber-attack.
•We may engage in hedging transactions, which could adversely impact our business.
•Ethical, legal and social concerns about genetically engineered products and processes, and similar concerns about feedstocks grown on land that could be used for food production, could limit or prevent the use of our products, processes and technologies and limit our revenues.
•As our products have not previously been used as a commercial fuel in significant amounts, their use exposes us to product liability risks.
•We may not be able to use some or all of our net operating loss carry-forwards tax deductions to offset future taxable income.

•Competitiveness of our products for fuel use (including RNG) depends in part on government economic incentives for renewable energy projects or other related policies that could change.
•Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights.
•Our ability to compete may be adversely affected if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights through costly litigation or proceedings.
•If our biocatalysts, or the genes that code for our biocatalysts, are stolen, misappropriated or reverse engineered, others could use these biocatalysts or genes to produce competing products.
•We may not be able to enforce our intellectual property rights throughout the world.
•Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.
•We have received funding from U.S. government agencies, which could negatively affect our IP rights.
•The U.S. renewable fuels industry is highly dependent upon certain federal and state legislation and regulation and any changes in legislation or regulation could have a material adverse effect on our results of operations, cash flows and financial condition.
•Reductions or changes to existing regulations and policies may present technical, regulatory and economic barriers, which may significantly reduce demand for renewable fuels or our ability to supply our products.
•Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, and activists could adversely affect our business, financial condition and results of operations.
•Any claims relating to improper handling, storage or disposal of hazardous materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.
•Our international activities may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.
•The market price of our common stock may be adversely affected by the future issuance and sale of additional shares of our common stock or by our announcement that such issuances and sales may occur.
•Future issuances of our common stock or instruments convertible or exercisable into our common stock may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
•Raising capital at a subsidiary, or project, level would result in lower revenues attributable back to us.
•Our stock price may be volatile, and your investment in our securities could suffer a decline in value.
•The estimates and assumptions on which our financial projections are based may prove to be inaccurate.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
•We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
•If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline. The trading market for our common stock may be influenced by the research and reports that securities or industry analysts publish about us or our business.
•We are subject to anti-takeover provisions in our certificate of incorporation, our bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.
•Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Our primary market focus, given current demand and growing customer interest, is SAF. We believe that we also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The global fuel consumption by commercial airlines was an all-time high of 95 billion gallons in 2019. However, due to the COVID-19 pandemic, fuel consumption dropped to 52 billion gallons in 2020 and then reached 57 billion gallons in 2021, and throughout 2022 continued to trend back to pre-COVID levels.

We believe that there is a growing and significant market demand for SAF production based on a number of factors, including:

●	The Biden administration launched a new Sustainable Aviation Fuel Grand Challenge to meet the demand for sustainable aviation fuels by working with stakeholders to reduce costs, enhance sustainability, and expand production and use of sustainable aviation fuels that achieves a minimum of a 50% reduction in life cycle GHGs compared to conventional fuel. In addition, the challenge will adopt the goal of supplying at least 3 billion gallons of SAF per year by 2030 and, by 2050, sufficient SAF to meet 100% of aviation fuel demand, which is currently projected to be around 35 billion gallons per year.
●
The International Air Transport Association ("IATA") 77th Annual General Meeting approved a resolution for the global air transport industry to achieve net-zero carbon emissions by 2050. IATA has 302 airline members, including Alaska Airlines, American Airlines, Delta Air Lines, FedEx Express, United Airlines and UPS Airlines.

●
In March 2020, Delta Air Lines committed to spending $1 billion over the next 10 years on its objective to mitigate emissions from its global business going forward. Delta will invest in innovation, advancing clean air travel technologies, accelerating the reduction of carbon emissions and waste, and establishing new projects to mitigate the balance of emissions.

●	The oneworld® alliance committed to a target of 10% SAF use across the alliance by 2030 and plans to reach net-zero emissions by 2050.
●	The World Economic Forum's Clean Skies for Tomorrow Coalition, a group of airlines, airports, fuel suppliers and other industry stakeholders working to advance the transition to net-zero flying, in September 2021 announced a joint goal to achieve a blend of 10% SAF in global jet fuel by 2050.

We believe that we possess the ability to convert various carbohydrate feedstocks through a fermentation process into alcohols and then transform the alcohols into renewable fuels and materials, through a combination of licensing of technology and engineering from third parties, and our own technology, know-how, and engineering. While we expect our major capital deployments to focus on the production of SAF, we recognize there are opportunities to operate in several different renewable fuels and materials markets and we will pursue those opportunities when appropriate based on customer interest, access to capital, and expected investment returns.

Our SAF production process uses carbohydrates as a feedstock. Carbohydrates are plant matter that result from photosynthesis. Photosynthesis is the natural process by which carbon dioxide is captured from the air by plants. The carbon in carbohydrates is therefore renewable because it is already in the atmosphere. The carbohydrates are fermented to produce alcohol intermediate products (e.g., ethanol or isobutanol). The alcohol-based intermediates are then chemically processed to make renewable hydrocarbons. To achieve net-zero carbon intensity ("CI") across the whole life cycle of the products, we believe:

●	carbohydrates with a low CI score must be used in production;
●	the energy (electricity and heat sources) used in production must be de-fossilized; and
●	the products cannot contain fossil-based carbon.

We believe sustainably grown industrial field corn (i.e., corn that is grown with precision agricultural techniques and low-till or no till cultivation to conserve nutrients, prevent water runoff and erosion) is the best feedstock to commercialize our SAF with initially because:

●	it produces a significant amount of protein and vegetable oil for nutritional products on a per acre basis while also producing an abundance of low CI carbohydrates that can be captured and used as a feedstock for fuels and chemicals;
●	the protein and oil that are produced can be easily separated and sold as co-products into the food chain markets. The revenue from the protein and oil sales serve to offset the cost of the corn feedstock;
●	we believe that the carbon footprint of growing corn can be negative, according to calculations completed with the GREET Model, when a full suite of climate-smart agricultural practices is employed on appropriate acres of cropland;
●	we believe that corn can achieve lower CI scores when grown with climate-smart agricultural techniques than waste raw materials or wood; and
●	we believe that residual carbohydrates from corn are the lowest cost carbohydrates available as a renewable raw material, and the production is proven and scalable.

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

In early 2021, we announced the concept of "Net-Zero Projects" as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (such as, photosynthetic, wind, renewable natural gas, and biogas) from a variety of sources into energy dense liquid hydrocarbons that when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the life-cycle of the liquid fuel based on the GREET Model, the pre-eminent science-based life-cycle analysis model. The GREET Model takes into account emissions and impacts cradle-to-cradle for renewable resource-based fuels including inputs and generation of raw materials, agriculture practices, chemicals used in production processes of both feedstocks and products, energy sources used in production and transportation and the end use of the products, which for fuel products is usually burning to release energy.

Using sustainably grown corn or low CI corn as an input at a Net-Zero Project would comprise the following steps: (i) process the corn kernels to produce protein, oil and carbohydrate; (ii) ferment the carbohydrate into an alcohol; and (iii) convert the alcohol to SAF and other renewable hydrocarbon products. The combination of renewable carbon obtained from the carbohydrates, plus the reduction/elimination of fossil-based energy creates the advantage in driving the CI score to achieve net-zero. In addition to those practices, there is potential to sequester renewable carbon in the soil during corn production, and from capturing the CO2 from the production process, which should cause the CI scores to become negative across the whole life-cycle of the product as measured by the GREET Model.

Greenfield Projects

In January 2021, we announced our initial greenfield Net-Zero Project, Net-Zero 1 ("NZ1"), that is currently planned to be constructed at Lake Preston, South Dakota. NZ1 is currently being designed to produce approximately 62 million gallons per year ("MGPY") of total hydrocarbon volumes, including 55 MGPY of SAF. The plant is expected to be powered by wind-based electricity. The products expected to be produced at the NZ1 include: animal feed protein products, corn oil, SAF, naptha (gasoline) and/or diesel fuel. The co-products produced at the NZ1 and destined for the food chain, on a tonnage basis, are greater than that for renewable fuels. We believe that NZ1 will be operational in 2025.

In addition to the Lake Preston, South Dakota site, we have identified several other greenfield sites that are attractive from the standpoint of fundamental economics, access to sustainable feedstocks, deployment of renewable energy and transportation of finished product to market. We have signed agreements and letters of intent with multiple parties to secure access to several sites. We believe any of these sites could be utilized for a future greenfield Net-Zero Project.

Leveraging Existing Alcohol Production Capacity

Based upon what we have learned as we develop and engineer our Net-Zero 1 Project, we believe that it should be possible, practical and financially attractive to convert existing ethanol plants to allow for the production of SAF and other renewable hydrocarbon products. In order to accomplish this conversion, two critical things are required: (i) the energy for the converted plant needs to be de-fossilized to achieve the CI scores required for the market; and (ii) a hydrocarbon production plant needs to be built.

We believe that there are several existing ethanol plants that could be attractive for an alcohol-to-jet ("ATJ") plant that would be largely copied from our NZ1 Project.

Renewable Natural Gas

We are developing RNG and biogas projects to generate incremental profit and to create a long-term option to potentially supply RNG to our Net-Zero Projects as part of our long-term strategy to decarbonize SAF and other hydrocarbon fuels.

In 2019, we began developing RNG projects. Animal manure can be digested anaerobically to produce RNG. RNG has value in markets such as California as well as in our hydrocarbon production process by helping us achieve carbon negative GHG emissions on our renewable hydrocarbon products. The end products resulting from such a decarbonization process have lower CI scores and increased market value, in addition to having a more positive impact on the environment. We developed our initial RNG project, Gevo NW Iowa RNG, LLC ("Gevo RNG"), to generate RNG captured from dairy cow manure which is supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. When fully operational, the Gevo RNG project is expected to generate approximately 355,000 MMBtu of RNG per year. We financed the construction of the Gevo RNG project in April 2021 with the $68,155,000 of Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the "2021 Bonds") issued by the Iowa Finance Authority in a public offering for the benefit of Gevo RNG and we commenced construction in April 2021.

In January 2022, Gevo RNG began start-up operations, and in the third quarter of 2022 we ramped up its production of biogas, raw biogas upgrading to RNG, and the injection of RNG into an interconnected natural gas pipeline. The majority of the revenue from the associated environmental attributes, however, is expected to commence in 2023 due to the timing of the approval and documentation process for the related credits under the federal Renewable Fuel Standard Program (“RFS Program”) and the Low Carbon Fuel Standard (“LCFS”) in California, including the verification of carbon intensity levels and other administrative requirements.

We made incremental improvements and optimizations at the Gevo RNG project by investing in capital projects that are expected to improve its CI score and expand its capacity. Gevo’s estimated share of the capital cost for these improvements is approximately $1.9 million. The improvement and optimization work will continue through 2023 as one of the dairies expands. In June 2022, we amended our lease with the expanding dairy to provide the Gevo RNG project with additional manure, which is expected to increase our RNG production.

We believe the trust and reputation we have attained in the RNG industry, in combination with our understanding of the various and complex environmental attributes, gives us a competitive advantage. We leverage our relationships to identify and execute new project opportunities. Typically, new development opportunities come from our existing relationships with dairy owners who value our reputation in the industry.

We exercise financial discipline in pursuing projects by targeting attractive risk-adjusted project returns, whether selling RNG into the markets or using it to lower CI scores at our Net-Zero Projects. We will monitor biogas supply availability across our portfolio and seek to maximize our production by expanding operations when economically feasible.

Competitive Advantages

We believe that our vertically integrated set of technologies and business systems (including our extensive portfolio of several hundred patents and patent applications, trade-secrets, and proprietary production technologies) creates competitive advantage through (i) access to multiple opportunities to drive the CI score of our products down, (ii) opportunities to address needs in the chemicals, food, feed, plastics and materials markets, (iii) to drive production costs very low to maximize margins, (iv) deploy production technology that is readily scalable and robust from an operating point of view, (v) through Verity Tracking, and (vi) modular design of production facilities which can help to facilitate rapid deployment of production assets. The vertical business systems enable Gevo to capture value from the selling protein, vegetable oil, capturing biogenic carbon, generating carbon value at state and federal levels.

Carbohydrates as Feedstocks

Carbohydrate feedstocks exceed all other potential renewable carbon feedstock sources by several orders of magnitude on a worldwide basis. In the Midwest region of the U.S. corn is an ideal feedstock for multiple reasons. On a per acre basis, field corn (not food corn) is one of the most productive crops to produce protein and oil, as well as carbohydrates. The non-carbohydrate co-products from the field corn kernel represent the majority of the nutritional value of the kernel and could be delivered into the food chain. By selling the protein, oil and animal feed into the food chain markets, it would offset a portion of the cost of acquiring the corn. We believe about 50% of the cost of corn can be offset by manufacturing valuable products for the food chain. The remaining carbohydrates are used as a feedstock for fermentation.

We believe that in the U.S., carbohydrates produced from corn are the most sustainable and lowest cost renewable carbon source that can be used as feedstock for alcohol to hydrocarbon processes to produce hydrocarbon fuels. In the future, we expect to evaluate the commercial use of carbohydrates from sources other than corn (e.g., of sugar cane, molasses or other cellulosic sugars derived from wood, agricultural residues and waste) as the cost to acquire those carbohydrates becomes competitive, and the sustainability profile (and related CI scores) become acceptable. We expect our future feedstocks to be chosen on the collective basis of (i) cost, (ii) carbon and/or sustainability footprint with associated value, (iii) positive contribution to food chain where possible, and (iv) availability of the feedstock at a practical scale.

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

We have two ways of producing alcohols via fermentation from carbohydrates: (i) ethanol, which has two carbons, and (ii) isobutanol, which has four carbons. Ethanol can be a building block for SAF, diesel fuel, naptha and chemical products. Isobutanol can be a building block for gasoline hydrocarbons, SAF and chemical products. Ethanol technology is well known and readily available. Isobutanol technology is relatively new and has yet to be scaled to the size of current ethanol production, but it offers long-term potential in enabling lower CI scores and allowing for the production of chemical products, and high value gasoline hydrocarbons.

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

Integration of the production systems with various renewable or de-fossilized energy sources will be essential. Our Net-Zero plant concept depends upon a variety of decarbonization methods to ensure the operability of the plant while also reducing and eliminating the need for fossil-based energy. We have partnered with companies such as Zero6 Energy, formerly Juhl Energy, to develop the technology suite for this decarbonization.

To prove out technologies, we own and operate a development scale plant in Luverne, Minnesota (the "Luverne Facility"). This development scale plant enables us to solve the practical issues involved with scale up of new technologies and testing of new unit operations. Gevo may use the Luverne Facility in the future to prove out processes, process concepts, unit operations and for other purposes in order to optimize feedstocks and the processes used for producing hydrocarbons from alcohols. Currently, the activities at the Luverne Facility are minimized to care and maintenance, as the Company has shifted focus to the Net-Zero Projects.

Verity Carbon Solutions

It is critical that we can prove the CI of our products, ensuring that these values are accurate and auditable. The mission of Verity Carbon Solutions, including Verity Tracking ("Verity Tracking"), is to document CI and other sustainability attributes, and then apply Distributed Ledger Technology ("DLT") (commonly referred to as the blockchain) to create an immutable record of the products throughout the entire business system. Verity Tracking would start from calculating carbon intensity of feedstocks from data collected at the farm and field level. We plan to track these feedstocks through production at our plants where we intend to use a mix of renewable electricity, biogas, renewable hydrogen and other potentially decarbonized energy sources in production. The CI data would then be combined to deliver a comprehensive CI reduction in a finished renewable fuel. The resulting CI reduction value has potential to be quantified, sold and/or traded in voluntary or compliance carbon markets while preventing double-counting. We believe that in the future, agricultural practices have the potential to sequester large quantities of CO2 as soil organic carbon. Verity Tracking intends to document and account for that capture in conjunction with scientifically supported measurement techniques. The potential for Verity Tracking is broad and could be applicable to tracking the CI of various items, including, but not limited to, renewable fuels, food, feed and industrial products through the entire business system and value chain. We are working with Blocksize Capital on the development of Verity Tracking.

Our Facilities and Projects

Development Scale Facility

As described above, we currently own a development scale plant, the Luverne Facility. The Luverne Facility was originally constructed in 1998 and is located on approximately 55 acres of land containing approximately 50,000 square feet of building space. During the third quarter of 2022, the activities at our Luverne Facility were transitioned to care and maintenance, as we have shifted focus to our Net-Zero Projects. The workforce adjustment resulted in us retaining key personnel and redeploying some resources to our Net-Zero 1 Project and RNG project to provide valuable knowledge and experience for the future strategic growth of the Company. As a potential development site, future operations, if any, will be tailored to support a focus on advancing our technology, process testing, optimizing alternative feedstocks and yeast strains, and unit operations as well as partnership development for integrated GHG reductions. The Luverne Facility is well equipped and positioned as a development site. The Luverne Facility also provides a unique opportunity to showcase our decarbonization and business systems and raise awareness for future partnerships, project offtakers, investors, and local communities, even though operations at the site have been minimized.

RNG Facilities

We developed Gevo's initial RNG project, Gevo RNG, in Northwest Iowa to generate RNG captured from dairy cow manure which is supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. When fully operational, the Gevo RNG project is expected to generate approximately 355,000 MMBtu of RNG per year. The RNG is sold into the California market under dispensing agreements BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, "BP") has in place with Clean Energy Fuels Corp., the largest fueling infrastructure in the U.S. for RNG. We commenced construction of the Gevo RNG project in April 2021, and in the third quarter of 2022, the Gevo RNG project ramped up production of biogas, raw biogas upgrading to RNG and the injection of RNG into an interconnected natural gas pipeline.

We have four leases for land and three fuel supply agreements related to the Gevo RNG project. Under these contracts, we lease land from dairy farmers on which we have built a gas upgrading unit, three anaerobic digesters, related equipment and pipelines. These leases expire at various dates between 2031 and 2050.

Development Properties

In July 2022, we purchased approximately 240 acres of land for NZ1 in Lake Preston, South Dakota, followed by a groundbreaking ceremony in Lake Preston in September 2022. We believe NZ1 is on schedule with initial volumes of SAF expected to be delivered in 2025. Water and wind energy development agreements were executed in the third quarter of 2022, and other key milestones are on track for completion in accordance with our comprehensive project plan.

Headquarters

Our corporate headquarters and research and development laboratories are located in Englewood, Colorado and are leased. Our lease terminates in January 2029 and the leased space is approximately 19,241 square feet.

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

Our renewable hydrocarbons, including SAF, compete with the incumbent petroleum-based fuels industry, as well as renewable fuels companies. The incumbent petroleum-based fuels industry makes the vast majority of the world’s gasoline, jet and diesel fuels and blendstocks. The petroleum-based fuels industry is mature and includes a substantial base of infrastructure for the production and distribution of petroleum-derived products, however, the industry faces challenges from its dependence on petroleum. High and volatile oil prices should provide an opportunity for renewable producers relying on biobased feedstocks like corn, which in recent years have had lower price volatility than oil, to compete.

Renewable fuels companies may provide substantial competition in the hydrocarbon fuels markets. These renewable fuel competitors are numerous and include both large established companies and numerous startups. Government tax incentives for renewable fuel producers and regulations such as the Inflation Reduction Act Clean Fuel Production Credit, RFS Program, California LCFS program, and programs emerging in other states such as Illinois help provide opportunities for renewable fuels producers to compete. We believe that we have the advantage of being able to target conversion of alcohols into specific high-value molecules such as SAF, other renewable hydrocarbons and various chemical products.

Intellectual Property and Technologies

We seek protection for our intellectual property under patent, copyright, trademark and trade secret laws.

Since the Company was founded, we have submitted hundreds of patent applications in the U.S. and in various foreign jurisdictions. These patent applications are for our technologies and specific methods and products that support our business. We continue to file new patent applications, for which terms extend up to 20 years from the filing date in the U.S. and for various terms in international jurisdictions. We expect to continue to develop and build our intellectual property portfolio to address unmet technology and market needs going forward.

We have filed and prosecuted, and intend to continue to file and prosecute, patent applications and maintain trade secrets, as is consistent with our business plan, in an ongoing effort to protect our intellectual property.

We have a strong proprietary technology position. Our technology pathway converts carbohydrates to alcohols via a fermentation process. The alcohols are then converted to hydrocarbon fuels using a catalytic chemical process. By using renewable energy across the production process, in combination with sustainable feedstocks, like low carbon non-food corn, the GHG emissions can be substantially reduced or eliminated as measured across the whole of the life-cycle. The processes used to convert carbohydrates to drop in hydrocarbons using isobutanol as the intermediate alcohol is protected by a global patent portfolio with more than 300 patents, as well as proprietary processes and know-how. Certain production technology to convert ethanol to hydrocarbons has been exclusively licensed to Gevo in the U.S. by Axens, and incorporates more than 60 patents, as well as proprietary production technology and know-how. Additionally, we have multiple patents and patent applications covering the ethanol to hydrocarbons routes.

We have a proprietary fermentation yeast biocatalyst that has been designed to consume carbohydrates and produce isobutanol as a product. Our technology team developed our proprietary biocatalyst to efficiently convert fermentable sugars of all types into isobutanol by engineering isobutanol pathways into the biocatalyst. The advantage of this biocatalyst is that it (i) works in large scale fermentation systems, and (ii) can operate in complex biological mixtures such as corn mash or molasses and produce a suitable clean isobutanol product. The technology is designed to use carbohydrate feedstocks, similar to ethanol technology. For example, carbohydrates from non-food corn, sugar cane, molasses or cellulosic sugars each could be used depending upon cost and availability. While we believe that the majority of the development work on a commercially viable isobutanol producing yeast is complete, we expect to continue to make additional improvements targeted to improve its performance.

Government Regulation - Environmental Compliance

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

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and the health and safety of our employees. These laws and regulations require us to obtain environmental permits and comply with numerous environmental restrictions as we construct and operate isobutanol assets. They may require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations or facility shutdowns.

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

Our products benefit from the RFS Program in that our RNG is currently eligible for Renewable Identification Numbers ("RINS") that have value based on the current RFS Program. The RFS Program could change, impacting our products, positively or negatively.

Various systems are being put in place around the world to measure CI and the reduction of GHGs, with the intent of creating a system to monetize the value of the reduction of carbon. In order to benefit from such systems, companies need to have their products qualified through a regulatory process. There is no guarantee that any benefit could be gained. In 2019, we submitted a design pathway application to the California Air Resources Board to gain approval for low-carbon intensity ethanol utilizing beef manure biogas as a process input under the LCFS, and we may also seek approval under similar programs in the future.

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

Employees

As of December 31, 2022, we had 89 employees in North America. We also retain consultants, independent contractors, and temporary and part-time workers. None of our facilities in the U.S. are covered by collective bargaining agreements. The Gevo team is made up of scientists, research and development experts, operations, administrative and business development professionals, skilled trades and energy technicians.

Total
Employment
Full-time	87
Part-time	2
Total	89

Department
Production	26
Research and Development	22
General, administrative and business development	41
Total	89

Location
Colorado	42
Minnesota	10
South Dakota	10
Texas	8
New Mexico	6
Iowa	4
Other States	8
Foreign	1
Total	89

Code of Business Conduct and Ethics

We are committed to conducting business in accordance with the highest ethical standards. This means how we conduct ourselves is more than just a matter of policy and law, it is a reflection of our core values. Our code of business conduct and ethics provides specific guidance to all of our employees, outlining how they can and must uphold and strengthen the integrity that defines us. We maintain a global compliance hotline to allow for concerns to be brought forward.

Health and Safety

We strive to achieve safety excellence through increased focus on leading indicators, risk reduction, health and safety management systems, and prevention to protect the public health and environmental quality in our communities, as well as the health and safety of our employees, customers and neighbors. We strive to comply with all health and safety laws and regulations that apply to our business. We provide site safety orientation for all employees and guests as well as periodic refresher training for employees at the level appropriate for their role. We have received no violations and are proud that we have never had a fatality at a Gevo facility. During 2022, we had two reportable injuries, no lost time incidents, and a total recordable injury rate of 2.09.

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

In 2021, we launched our first women’s affinity group, led by one of our Board members, Ruth Dreessen, to provide our women with the opportunity for mentorship from leaders throughout the organization.

We are working to improve gender and diversity at all levels of the business. As of December 31, 2022, women make up approximately 28% of our employee population and approximately 22% of our leadership roles, defined as manager and above. Further, employees identifying as diverse make up approximately 19% of our employee population and approximately 17% of our leadership roles, defined as manager and above. In 2022, we saw an increase of approximately 4% in diverse leaders within the organization. Lastly, we increased the gender diversity of the Gevo Board to 29% and are looking to expand the Board further to increase diversity and/or gender parity.

Attraction, Retention and Engagement

We are currently operating in an extremely challenging talent market. Market hiring surges, increased attrition and shifting work expectations have significantly impacted the attraction and retention of talent, creating a hyper-competitive marketplace. We understand that our long-term success will require a differentiated, targeted approach to talent attraction and retention. In response to these challenges, we took a number of actions in 2022 in an effort to enhance our ability to attract and retain diverse talent:

•We continued the annual talent review process to advance our internal talent placements, as well as plan for succession and growth.
•We launched our flexible work approach that balances the benefits of working remotely with the experience of working on-site.
•Our employees are enthusiastic about enriching their communities. We implemented a program to recognize their dedication and began matching community service efforts with up to 16 hours of paid time off.

We are committed to providing employment opportunities for people in our local communities. In 2022, we began partnering with local technical colleges and universities to offer scholarships, tuition reimbursement and internships to students in the Energy programs and partner with them in showcasing non-traditional careers to achieve gender equity.

Our employees are highly engaged with our mission. We promote discussion and alignment through monthly town hall sessions with all employees, led by our CEO, Patrick Gruber, as well as fostering open door conversations with all members of management.

Further, we found that our employees could be effective while working outside the Gevo offices. Gevo’s management philosophy is to lead with trust in our employees and support a culture which enables employees to do their best work. And, as a company focused on reducing the world's carbon footprint, we hold that value for our employees as well and encourage them to reduce their personal carbon footprint and work from their homes, as their respective positions allow. This policy has allowed us to attract talent we might not otherwise have if we had restricted hiring to certain geographies.

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

We incurred net losses of $98.0 million and $59.2 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $655.4 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue primarily from the sale of RNG and related environmental attributes produced at Gevo RNG.

Furthermore, we expect to spend significant amounts on the further development and commercial implementation of strategic plans and technology.

We also expect to spend significant amounts on (i) developing and financing our Net-Zero 1 Project and other similar growth projects, (ii) marketing, general and administrative expenses associated with our planned growth, and (iii) management of operations as a public company. As a result, we expect to continue to incur new losses for the foreseeable future. We do not expect to achieve profitability during the foreseeable future and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional financings to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

We operate in a capital-intensive industry and will need substantial amounts of capital to execute on our business plans. We believe that we will continue to expend substantial resources for the foreseeable future on further growth of our business, including developing, constructing, financing and acquiring facilities necessary for the production of our products on a commercial scale. These expenditures may include costs associated with our Net-Zero Projects, research and development, developing biogas processing projects and wind projects, obtaining government and regulatory approvals, and negotiating offtake agreements for our products. In addition, other unanticipated costs may arise.

To date, we have funded our operations primarily through equity offerings and issuances of debt. Based on our current plans and expectations, we will require additional funding at the corporate and/or project level to achieve our goals. We currently expect to finance the construction of NZ1 and any other Net Zero Projects at the subsidiary level using third party capital. In addition, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than expected and may seek to raise additional funds through public or private debt or equity financings. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

•the timing of and costs involved in financing and constructing our Net-Zero Projects, including NZ1;
•the timing of and costs involved in obtaining permits;
•the ability for us to deploy strains of yeast with improved performance that help to lower capital cost;
•the timing and costs associated with any future RNG projects or expansion of the Gevo RNG project;
•the costs involved in maintaining the Luverne Facility;
•our ability to gain market acceptance for our products;

•our ability to negotiate additional offtake agreements for the products we produce, and the timing and terms of those agreements, including terms related to sales price;
•our ability to negotiate sales of our products and the timing and terms of those sales, including terms related to sales price;
•our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and
•the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent, trademark and other intellectual property claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•our Net-Zero Projects, including NZ1;
•our plans to enter into agreements with strategic partners;
•our development of future RNG facilities or expansion of the Gevo RNG project;
•our efforts to prepare, file, prosecute, maintain and enforce patent, trademark and other intellectual property rights and defend against claims by others that we may be violating their intellectual property rights; and/or
•our activities in negotiating and performing under offtake agreements that may be necessary for the commercialization of our products.

Our business is capital-intensive in nature and we rely on external financing to fund our growth strategy, including the development and construction of our Net-Zero Projects and other similar growth projects. Limitations on access to external financing could adversely affect our operating results.

We are in a capital-intensive business and we rely heavily on external financing for the costs of development and construction of our growth projects, such as NZ1, and other projected capital expenditures. Completion of our growth projects will require significant capital expenditures and construction costs. The recovery of the capital investment in our growth projects will generally occur over a long period of time. As a result, we must obtain funds from external sources to help develop and construct our existing project pipeline, to help finance the acquisition of system components, to help identify and develop new projects, to help fund research and development expenses and to help pay the general and administrative costs of operating our business. We may not be able to obtain the needed funds on terms acceptable to us, or at all. If we are unable to raise additional funds when needed, we could be required to delay development and construction of projects, reduce the scope of, abandon or sell some or all of our growth projects or default on our contractual commitments in the future, any of which would have a material adverse effect on our business, financial condition and operating results.

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

We may be unable to successfully perform under current or future offtake agreements to provide our products, which could harm our commercial prospects.

We have entered into several offtake agreements pursuant to which we agreed to sell our products. Under certain of these offtake agreements, the purchasers agreed to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the renewable hydrocarbon products under contract (a “take-or-pay” arrangement). The timing and volume commitment of certain of these agreements are conditioned upon, and subject to, our ability to complete the construction of a new or expanded production facility (the “Facility”). In order to commence construction of and complete the Facility, we must secure third-party financing. While we believe that we can secure adequate financing in order to commence construction of and complete the Facility and, in turn, perform under these agreements, we cannot assure you that we will be able to obtain adequate financing on favorable terms, or at all. Furthermore, we have not demonstrated that we can meet the production levels and specifications contemplated in certain of our current offtake agreements, or future offtake agreements. If our production is slower than we expect, if demand decreases or if we encounter difficulties in successfully completing the Facility, our counterparties may terminate our existing offtake agreements and potential customers may be less willing to negotiate definitive offtake agreements with us, and therefore cause our performance to suffer.

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

Our offtake agreements, including our take-or-pay purchase agreements, are subject to significant conditions precedent and, as a result, the revenues that we expect from such contracts may never be realized.

Our ability to realize revenue under our offtake agreements, including our take-or-pay purchase agreements, is not guaranteed and is subject to significant conditions precedent. In order to actually realize revenue under such contracts, we are required to, among other things, complete the Facility or acquire, construct or retrofit a facility at another suitable location, which is, in turn, dependent on our ability to secure adequate financing. If we are unable to raise sufficient capital on acceptable terms, or at all, the revenues under such contracts may never be achieved. Our ability to obtain adequate financing will depend on, among other things, the status of our product development, our financial condition and general conditions in the capital, financial and debt markets at the time such financing is sought. In addition, any further equity or debt financings could result in the dilution of ownership interests of our then-current stockholders. Furthermore, even if we are able to satisfy all conditions precedent to our take-or-pay contracts, including completion of the Facility or acquiring, constructing or retrofitting a facility at another suitable location and securing adequate funding, we still may never realize the full amount of revenue that we expect or project to earn from such contracts. In any event, failure to realize the expected revenue thereunder would have a material adverse effect on our business, financial condition, results of operation and liquidity.

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

Fluctuations in the price and availability of energy to power our facilities may harm our performance.

Our production facilities use significant amounts of energy to produce our products. Accordingly, our business is dependent upon electricity and natural gas produced by us or supplied by third parties. The prices and availability of energy resources are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as weather conditions, overall economic conditions and governmental regulations. Should the price of energy increase or be unavailable, our business could suffer and have a material adverse impact on our results of operations. In addition, a lack of availability of sufficient amounts of renewable energy to effectively decarbonize our facilities could have a material impact on our business and results of operations

Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels.

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

The technological and logistical challenges associated with producing, marketing, selling and distributing renewable hydrocarbon products are complex, and we may not be able to resolve any difficulties that arise in a timely or cost-effective manner, or at all.

We have limited experience operating, and have never built, a commercial renewable hydrocarbon facility. We believe that we understand the engineering and process characteristics necessary to successfully build the additional facilities that we are contemplating and to scale up to larger facilities. We expect to incur additional capital expenditures to produce renewable hydrocarbon products at our Net-Zero Projects. Our assumptions, however, may prove to be incorrect. Accordingly, we cannot be certain that we can consistently produce renewable hydrocarbon products in an economical manner in commercial quantities. If we fail to consistently produce renewable hydrocarbon products economically on a commercial scale or in commercial volumes, our commercialization of renewable hydrocarbon products and our business, financial condition and results of operations will be materially adversely affected.

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

We generally must estimate the costs of completing a specific project to prior to the construction of the project. The actual cost of labor and materials may vary from the costs we originally estimated. These variations may cause gross profit for a project to differ from those we originally estimated. Cost overruns on our growth projects could occur due to changes in a variety of factors such as:

•failure to properly estimate costs of engineering, materials, equipment, labor or financing;
•unanticipated technical problems with the structures, materials or services;
•unanticipated project modifications;
•changes in the costs of equipment, materials, labor or contractors;
•our suppliers' or contractors' failure to perform;
•changes in laws and regulations; and
•delays caused by weather conditions.

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

We may be unable to produce renewable hydrocarbon products to meet customer specifications, including those defined in ASTM D7862 "Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel," ASTM D7566 "Standard Specifications for Aviation Turbine Fuel Containing Synthesized Hydrocarbons" or specifications to carbon intensity standards. We may need to add additional processing steps or incur capital expenditures in order to meet customer specifications which could add significant costs to our production process. If we fail to meet specific product or volume specifications contained in an offtake agreement, the customer may have the right to seek an alternate supply of renewable hydrocarbon products and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. A failure to successfully meet the specifications of our potential customers could decrease demand and significantly hinder market adoption of our products, thus having a material adverse impact on our business and results of operations.

Our experience may not be sufficient to operate commercial-scale facilities and we may encounter substantial difficulties operating commercial plants or expanding our business.

We have limited experience operating commercial-scale RNG and renewable hydrocarbon facilities concurrently. Accordingly, we may encounter significant difficulties operating at a commercial scale once we expand our production capabilities, including at our Gevo RNG and Net-Zero Projects. The skills and knowledge gained in operating our current facilities may prove insufficient for successful operation of a large-scale facility or the Facility, and we may be required to expend significant time and money to develop our capabilities in large-scale facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

We may face additional operational difficulties as we further expand our production capacity, including our RNG facilities and the Facility. Integrating new facilities with our existing operations may prove difficult. Rapid growth, resulting from our operation of, or other involvement with, renewable hydrocarbon facilities or otherwise, may impose a significant burden on our administrative and operational resources. To effectively manage our growth and execute our expansion plans, we will need to expand our administrative and operational resources substantially and attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. Failure to meet the operational challenges of developing and managing increased production, or failure to otherwise manage our growth, may have a material adverse effect on our business, financial condition and results of operations.

Even if we are successful in producing our products on a commercial scale, we may not be successful in negotiating additional fuel offtake agreements or pricing terms to support the growth of our business.

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. We lack significant commercial operating experience and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully negotiate, structure and fulfill long-term offtake agreements for our products. Certain agreements with existing and potential customers may initially only provide for the purchase of limited quantities from us. Our ability to increase our sales will depend in large part upon our ability to expand these existing customer relationships into long-term offtake agreements. Maintaining and expanding our existing relationships and establishing new ones can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

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

If appropriate opportunities become available, we may acquire businesses, assets, technologies or products to enhance our business in the future. In connection with any future acquisitions, we could, subject to certain limitations in the agreements governing our indebtedness at such time:

•issue additional equity securities which would dilute our current stockholders;
•incur substantial debt to fund the acquisitions; or
•assume significant known or unknown liabilities.

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

If appropriate opportunities become available, we may enter into joint ventures with various parties. Realizing the anticipated benefits of joint ventures involves a number of potential challenges. The failure to meet these challenges could seriously harm our financial condition and results of operations. Joint ventures are complex and time consuming and we may encounter unexpected difficulties or incur unexpected costs related to such arrangements, including:

•difficulties negotiating joint venture agreements with favorable terms and establishing relevant performance metrics;
•the inability to meet applicable performance targets;
•difficulties obtaining the permits and approvals required to produce and sell products in different geographic areas;
•complexities associated with managing the potential geographic separation of facilities;
•diversion of management attention from ongoing business concerns to matters related to the joint ventures;
•difficulties maintaining effective relationships with personnel from different corporate cultures; and
•the inability to generate sufficient revenue to offset retrofit costs.

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs and harm our research and development efforts, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.

Our business is complex and we intend to target a variety of markets. Therefore, it is critical that our management team and employee workforce are knowledgeable in the areas in which we operate. The departure, illness or absence of any key members of our management, including our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-

based businesses, particularly in the advanced renewable fuels area, or due to the limited availability of personnel with the qualifications or experience necessary for our renewable chemicals and advanced renewable fuels business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our partners and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, meaning that either the employee or we may terminate their employment at any time.

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

We may face substantial competition in the markets for renewable hydrocarbon products. Our competitors include companies in the incumbent petroleum-based industry as well as those in the nascent renewable fuels industry. The incumbent petroleum-based industry benefits from a large established infrastructure, production capability and business relationships. The incumbents’ greater resources and financial strength provide significant competitive advantages that we may not be able to overcome in a timely manner. Academic and government institutions may also develop technologies which will compete with us.

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

Business interruptions may have an adverse impact on our business and our financial results.

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

Our business and operations would suffer in the event of IT system failures or a cyber-attack.

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

Our ability to develop and commercialize one or more of our technologies, products or processes could be limited by the following factors:

•public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products and processes, which could influence public acceptance of our technologies, products and processes;
•public attitudes regarding and potential changes to laws governing ownership of genetic material, which could harm our intellectual property rights with respect to our genetic material and discourage others from supporting, developing or commercializing our products, processes and technologies;
•public attitudes and ethical concerns surrounding production of feedstocks on land which could be used to grow food, which could influence public acceptance of our technologies, products and processes;
•governmental reaction to negative publicity concerning genetically engineered organisms, which could result in greater government regulation of genetic research and derivative products; and
•governmental reaction to negative publicity concerning feedstocks produced on land which could be used to grow food, which could result in greater government regulation of feedstock sources.

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

SAF has not been used as a commercial fuel in large quantities or for a long period of time. Research regarding SAF and its distribution infrastructure is ongoing. Although SAF has been tested on some engines, there is a risk that they may damage engines or otherwise fail to perform as expected. If these products degrade the performance or reduce the life-cycle of engines, or cause them to fail to meet emissions standards, market acceptance could be slowed or stopped, and we could be subject to product liability claims. A significant product liability lawsuit could substantially impair our production efforts and could have a material adverse effect on our business, reputation, financial condition and results of operations.

We may not be able to use some or all of our net operating loss carry-forwards to offset future income.

We have net operating loss carryforwards due to prior period losses generated before January 1, 2022, which if not utilized will begin to expire at various times over the next 20 years. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. We undertook a detailed study of our net operating loss carryforwards through December 31, 2022 to determine whether such amounts are likely to be limited by Section 382 of the Code. As a result of this analysis, we currently believe any Section 382 of the Code limitations will significantly impact our ability to offset income with available net operating loss carryforwards. We have experienced more than one ownership change in prior years, and the issuance of shares in connection with our initial public offering itself triggered an ownership change. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change, as may future equity offerings or acquisitions that have equity as a component of the purchase price.

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

The various bioindustrial markets in which we operate or plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively.

Litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the U.S. may divert management time from focusing on business operations, could cause us to spend significant amounts of money and may have no guarantee of success. Any future intellectual property litigation could also force us to do one or more of the following:

•stop selling, incorporating, manufacturing or using our products that use the subject intellectual property;
•obtain from a third party asserting its intellectual property rights, a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
•redesign those products or processes that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically infeasible;
•pay attorneys’ fees and expenses; or
•pay damages, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies filed by, and issued to, third parties. We cannot assure you that we will ultimately prevail if any of this third-party intellectual property is asserted against us.

Our ability to compete may be adversely affected if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights through costly litigation or proceedings.

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

Reductions or changes to existing regulations and policies may present technical, regulatory and economic barriers, which may significantly reduce demand for renewable fuels or our ability to supply our products.

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

Additionally, our renewable hydrocarbon plants may emit GHG. Any changes in state or federal emissions regulations, including the passage of cap-and-trade legislation or a carbon tax, could limit our production of renewable hydrocarbon products and increase our operating costs, which could have a material adverse effect on our business, financial condition and results of operations. The results of U.S. elections could lead to changes in federal or state laws and regulations that could have a material adverse effect on our business, prospects, financial condition and results of operations.

Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, and activists could adversely affect our business, financial condition and results of operations.

Parties with an interest in other energy sources, including lawmakers, regulators, policymakers, environmental and advocacy organizations or other activists may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote renewable energy. Many of these parties have substantially greater resources and influence than we have. Further, changes in U.S. federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other energy sources over renewable energy, could adversely affect our business, financial condition and results of operations.

Any claims relating to improper handling, storage or disposal of hazardous materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.

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

Raising capital at a subsidiary, or project, level would result in lower revenues attributable back to us.

We operate in a capital-intensive business and in order to construct our facilities, we need to raise large amounts of capital. In order to finance the construction of NZ1 and any other Net-Zero Projects, we currently expect to raise capital at the subsidiary level using third party capital. By raising capital at a project level, any equity in that project that is sold to a third party would result in lower ownership of that project by us. Thus, we would only be entitled to the revenues and expenses that are proportionate to our level of ownership in the project. If we are required to sell a large portion of the equity in our projects to third parties, it may have a material adverse effect on our business, financial condition and operating results.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value.

The market price of shares of our common stock has experienced significant price and volume fluctuations. We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

•actual or anticipated fluctuations in our liquidity, financial condition and operating results;
•the position of our cash and cash equivalents;
•the capital costs required to construct our Net-Zero Projects;
•our ability to obtain certain regulatory permits or approvals for our production facilities, including our Net-Zero Projects;
•actual or anticipated changes in our growth rate relative to our competitors;
•actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•announcements of technological innovations by us, our partners or our competitors;
•announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;
•our ability to consistently produce commercial quantities of our products;
•additions or losses of customers or partners;
•our ability to obtain certain regulatory approvals for the use of our products in various fuels and chemicals markets;
•commodity prices, including oil, ethanol and corn prices;
•additions or departures of key management or scientific personnel;
•competition from existing products or new products that may emerge;
•issuance of new or updated research reports by securities or industry analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•litigation involving us, our general industry or both;
•disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•announcements or expectations of additional financing efforts or the pursuit of strategic alternatives;
•changes in existing laws, regulations and policies applicable to our business and products, and the adoption of or failure to adopt carbon emissions regulation;
•sales of our common stock or equity-linked securities, such as warrants, by us or our stockholders;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•general market conditions in our industry; and
•general economic and market conditions, including as a result of the COVID-19 pandemic.

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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market for Common Stock

Market Information

The Company's common stock is listed and traded on the Nasdaq Capital Market under the symbol "GEVO".

Holders of Record

As of January 31, 2023, there were approximately 33 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The following line graph compares the cumulative total shareowner return on our common stock against the cumulative total return of the S&P Smallcap 600 Index and the NASDAQ Clean Edge Green Energy Index for the each of the five years ended December 31, 2022. The graph assumes a $100 investment in our common stock and each index at December 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Gevo, Inc., The S&P Smallcap 600 Index
and the NASDAQ Clean Edge Green Energy Index

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022

Gevo, Inc.	$100.00	$16.60	$19.57	$36.00	$36.25	$16.09
S&P Smallcap 600	100.00	91.52	112.37	125.05	158.59	133.06
NASDAQ Clean Edge Green Energy	100.00	87.89	125.39	357.14	347.70	242.88

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

We are focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel ("SAF"), with the potential to achieve a “net-zero” greenhouse gas ("GHG") footprint. We believe that this addresses the global need of reducing GHG emissions with "drop in" sustainable alternatives to petroleum fuels. We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the "GREET Model") to measure, predict and verify GHG emissions across the life-cycle of our products. The “net-zero” concept means Gevo expects that by using sustainably grown feedstock (i.e., low till, no-till and dry corn cultivation), renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a net-zero, full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel.
Our primary market focus, given current demand and growing customer interest, is SAF. We believe we also have commercial opportunities for other renewable hydrocarbon products, such as renewable natural gas ("RNG"); hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The global fuel consumption by commercial airlines was an all-time high of 95 billion gallons in 2019. However, due to the COVID-19 pandemic, fuel consumption dropped to 52 billion gallons in 2020 and then reached 57 billion gallons in 2021, and throughout 2022 continued to trend back to pre-COVID levels.

Project Updates

Net-Zero Projects. In early 2021, we announced the concept of "Net-Zero Projects" as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. Our initial Net-Zero Project, Net-Zero 1 ("NZ1"), is located in Lake Preston, South Dakota, and is being currently designed to produce approximately 62 million gallons per year ("MGPY") of total hydrocarbon volumes, including 55 MGPY of SAF, which would fulfill part of our more than 375 MGPY of SAF and hydrocarbon supply agreements. The liquid hydrocarbons when burned are expected to have a “net-zero” GHG footprint. Along with the hydrocarbons, NZ1 is expected to produce approximately 475 million pounds per year of high-value protein products for use in the food chain and more than 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn and the production of protein, oil, and carbohydrates; the second step produces alcohols using fermentation; and the third step is the conversion of the alcohols into hydrocarbons. We have an exclusive license in the U.S. from Axens North America, Inc. ("Axens") to the technology and plant designs to convert alcohols to hydrocarbon fuels. Axens will also provide certain process guarantees for our production process. Additionally, Axens has extensive commercial experience in the technology, design, and deployment of the unit operations needed to convert alcohols to hydrocarbon fuels, based on their experience in the petrochemical industry. The fermentation side of the facility is being engineered with Fluid Quip Technologies who has extensive experience in fermentation and agriculture-based facilities. We believe that by using known commercial technologies, the plant design is substantially de-risked.

In July 2022, we completed the purchase of the land for NZ1 in Lake Preston, South Dakota, which was followed by a groundbreaking ceremony in September 2022. We believe production from NZ1 is on schedule with initial volumes of SAF expected to be delivered in 2025. Water and wind energy development agreements were executed in the third quarter of 2022, and other key milestones are on track for completion in accordance with our comprehensive project plan. Based on the ongoing engineering work, the installed cost for NZ1 is currently forecasted to be approximately $850 million, excluding certain contingencies and financing costs.

We currently expect to finance the construction of NZ1 at the subsidiary level using third party capital. The Company expects to retain a carried equity interest in the project, and may invest equity in the project using the proceeds from the reimbursement of the Company’s NZ1 development expenditures. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s minority ownership in NZ1 under this expected financing structure which would allow us to conserve and redeploy our capital on other growth projects, including our Net-Zero 2 project ("NZ2"). We currently expect to apply similar development and financing approaches to NZ2 and future Net-Zero Projects to enable rapid growth of SAF production to meet current contractual demand for SAF.

Gevo is in the process of identifying and performing early site development work for NZ2 and additional SAF production locations. These sites include several greenfield locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we are pursuing prospects with several existing ethanol plant sites. Existing ethanol plants need to be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of them. We plan to give priority to existing industrial plant sites that have attractive potential economics and high predictability of timeline for decarbonization.

Renewable Natural Gas Project. Gevo's revenue from the RNG project in Northwest Iowa (the "RNG Project") is expected to come from sales of RNG and from the environmental attributes associated with its RNG sales, including the attributes available from California's Low Carbon Fuel Standard ("LCFS") program and the U.S. Environmental Protection Agency ("EPA") Renewable Fuels Standard ("RFS") program to receive renewable identification numbers ("RINs"). Gevo has been granted registration approval by the EPA in 2022, allowing us to participate in its RFS program and expects to receive approval for LCFS during 2023.

Luverne Facility. In the third quarter of 2022, we recorded an impairment of long-lived assets, to reduce the carrying value of certain property, plant, and equipment, and a leased right of use ("ROU") asset, at our development scale plant in Luverne, Minnesota (the "Luverne Facility") to its fair value. The impairments recorded to date relate to the determination to suspend production at the Luverne Facility and shift the plant into a development scale property, which was transitioned to care and maintenance status. See Note 4 to the Consolidated Financial Statements for additional information.

U.S. Department of Agriculture. In September 2022, the U.S. Department of Agriculture tentatively selected Gevo’s Climate-Smart Farm to Flight proposal for funding with an award ceiling of up to $30 million, subject to negotiation of definitive award agreements in the coming months. The project aims to create critical structural climate-smart market incentives for low carbon-intensity corn as well as to accelerate the production of sustainable aviation fuel to reduce the sector’s dependency on fossil-based fuels.

Key Operating Metrics

Total operating revenues reflect both sales of RNG and sales of related environmental attributes. As a result, our revenues are primarily affected by unit production of RNG, production of environmental attributes, and the prices at which we monetize such production. The following table summarizes the key operating metrics described above, which metrics we use to measure performance:

Year Ended December 31,
(in thousands, unless otherwise indicated)	2022
RNG Revenues
Natural Gas Commodity	$640
Natural Gas Environmental Attributes - RINs	214
Natural Gas Environmental Attributes - LCFS	—
RNG Total Revenues	$854
RNG Metrics
RNG production volumes (MMBtu)	125
Plus: Prior period RNG volumes dispensed in current period	—
Less: RNG production volumes not dispensed	(116)
Total RNG volumes available for RIN and LCFS generation (1)	9
RIN Metrics
RIN generation (x 11.727) (2)	101
Less: Counterparty share (RINs)	—
Plus: Prior period RINs	—
Less: RINs carried into next period	—
Total RINs available for sale	101
Less: RINs sold	(101)
RIN Inventory	—
RNG Inventory (volumes not dispensed for RINs) (3)	116
Average Realized RIN price ($)	$2.12
LCFS Metrics (4)
RNG Inventory, volumes not dispensed for LCFS (5)	125
Operating Expenses
RNG Operating Expenses	$7,121
RNG Operating Expenses per MMBtu (actual)	$57.19
(1)RINs are generated in the month the gas is dispensed, which generally occurs the month after the gas is produced.
(2)One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS program.
(3)Represents gas production which has not been dispensed to generate RINs and LCFS.
(4)No LCFS credits were generated during 2022 pending regulatory approval.
(5)LCFS credits are generated in the month the gas is dispensed, which generally occurs the quarter after the gas is produced.

COVID-19

The COVID-19 pandemic had an adverse impact on global commercial activity, including the global transportation industry and its supply chain, and has contributed to significant volatility in financial markets. It resulted in travel restrictions and extended shutdowns of businesses in various industries including, among others, the airline industry, and significantly reduced overall economic output. It is possible that that the impact of the ongoing COVID-19 pandemic on general economic activity could negatively impact the Company's revenue and operating results in the future, particularly as new variants of COVID-19 are discovered.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the notes to those Consolidated Financial Statements appearing in this Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

This section of this Report discusses year-to-year comparisons between 2022 and 2021. The complete Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2021 and 2020 and other discussions of 2020 items can be found within Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.gevo.com.

Comparison of the Years Ended December 31, 2022 and 2021
(in thousands)

	Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Total operating revenues	$1,175	$533	$642	120%
Operating expenses:
Cost of production	8,698	7,687	1,011	13%
Depreciation and amortization	7,887	5,128	2,759	54%
Research and development expense	7,427	6,775	652	10%
General and administrative expense	39,941	25,493	14,448	57%
Project development costs	10,061	10,581	(520)	(5)%
Facility idling costs	4,599	—	4,599	100%
Impairment loss	24,749	—	24,749	100%
Loss on disposal of assets	499	5,137	(4,638)	(90)%
Total operating expenses	103,861	60,801	43,060	71%
Loss from operations	(102,686)	(60,268)	(42,418)	70%
Other income (expense)
Interest expense	(1,167)	(251)	(916)	365%
Investment income (loss)	3,043	571	2,472	433%
Gain on forgiveness of SBA loan	—	641	(641)	(100)%
Other income, net	2,803	104	2,699	2,595%
Total other income, net	4,679	1,065	3,614	339%
Net loss	$(98,007)	$(59,203)	$(38,804)	66%

Operating revenue. In the second half of 2022, our RNG production began ramping up resulting in natural gas commodity sales of $0.6 million and environmental attribute sales of $0.2 million, while the activities at our Luverne Facility were minimized to care and maintenance status as we have shifted focus to our Net-Zero Projects. During the year ended December 31, 2022, compared to the year ended December 31, 2021, revenue increased $0.6 million primarily due to the RNG sales.

Cost of production. Cost of production increased $1.0 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the costs related to RNG production and sales.

Depreciation and amortization. Depreciation and amortization increased $2.8 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to additional depreciation for RNG assets placed into service and accelerated depreciation on Agri-Energy segment assets due to shorter lives stemming from the impairment assessment during the third quarter of 2022. See Note 4 to the Consolidated Financial Statements for additional information.

Research and development expense. Research and development expense increased $0.7 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in patent and personnel related costs, as well as lab supplies, partially offset by a reduction of consulting expenses.

General and administrative expense. General and administrative expense increased $14.4 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases in personnel costs related to strategic hiring and professional fees started in late 2021 and having a full impact on 2022, as well as non-cash stock-based compensation which reflects higher amortization expense for the stock awards issued in the prior period with higher market value. See Note 16 to the Consolidated Financial Statements for additional information.

Project development costs. Project development costs in 2022 consisted of employee expense, preliminary engineering and technical consulting costs related to our future Net-Zero Projects and Verity Tracking project, as well as other costs related to engineering personnel and non-capitalizable items. We began to capitalize a majority of the RNG and NZ1 projects' costs in 2021 which resulted in a $0.5 million decrease during the year ended December 31, 2022, compared to the year ended December 31, 2021.

Facility idling costs. Facility idling costs were $4.6 million for the year ended December 31, 2022 and related to care and maintenance of our Luverne Facility. Included in facility idling costs are ongoing care and maintenance expenses, as well as one time charges related to removing flammable and other hazardous items from the site, writing off certain patents, and reduction in the workforce. We plan to utilize the Luverne Facility as a development scale plant to advance our technology and operational knowledge to help us in achieving operational success as we scale up the production and delivery of SAF for our customers through our Net-Zero Projects.

Impairment loss. The Company recorded a $24.7 million impairment loss on long-lived assets, which reduced the carrying value of certain property, plant, and equipment, and a leased ROU asset, at the Agri-Energy segment to its fair value. The impairments recorded to date relate to the determination to suspend production at the Luverne Facility and shift the plant into an idled, care and maintenance status during the third quarter of 2022. The impact of the one-time impairment charge of $24.7 million was $0.11 of basic and diluted impairment loss per share for the year ended December 31, 2022. See Note 4 to the Consolidated Financial Statements for additional information.

Loss on disposal of assets. As a result of suspending the production of ethanol at the Luverne Facility, we wrote-off $0.5 million of costs during the year ended December 31, 2022 related to ancillary equipment and spare parts that are no longer expected to be utilized at the Luverne Facility. The equipment and spare parts had been planned to be used in ethanol production.

Loss from operations. The Company's loss from operations increased by $42.4 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the increased activities for our Net-Zero Projects and Verity Tracking project, as well as non-capitalizable costs for NZ1.

Interest expense. Interest expense increased by $0.9 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the interest on the RNG Project bonds, which was capitalized into construction in process during the construction phase of our RNG Project in the prior periods.

Interest and dividend income. Interest and dividend income increased $2.5 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the higher interest rate earned on our investments and restricted cash.

Gain on forgiveness of SBA Loans. During the year ended December 31, 2021, the Small Business Administration ("SBA") forgave $0.6 million of the Company's SBA loans and accrued interest. See Note 15 to the Consolidated Financial Statements for additional information.

Other income. Other income increased $2.7 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to our receipt of $2.9 million from the U.S. Department of Agriculture's Biofuel Producer Program to support biofuel producers who faced unexpected losses due to the COVID-19 pandemic, partially offset by other expenses.

Sources of Our Revenues

Our current and historic revenues are primarily derived from: (i) the sale of RNG commodities and the related environmental attributes; (ii) hydrocarbon sales consisting primarily of the sale of SAF and isooctane derived from our isobutanol; (iii) the sale of isobutanol and related products; and (iv) government grants and research and development programs.

Principal Components of Our Cost Structure

Cost of Production. Our cost of production consists primarily of costs directly associated with the production of RNG and other renewable hydrocarbon products, including isobutanol, SAF, and isooctane. Such costs include direct materials, direct labor, other operating costs and certain plant overhead costs. Direct materials include feedstock, denaturant and process chemicals. Direct labor includes compensation (including stock-based compensation) of personnel directly involved in production operations. Other operating costs include utilities and natural gas and wind power usage.

Research and Development. Our research and development expense consists of costs incurred to identify, develop and test our technologies for the production of renewable hydrocarbon products and the development of downstream applications thereof. Research and development expense includes personnel costs (including stock-based compensation), consultants and related contract research, facility costs, supplies, license fees paid to third parties for use of their intellectual property and patent rights and other overhead expenses incurred to support our research and development programs.

General and Administrative. General and administrative expense consists of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, insurance costs, occupancy-related costs, travel and relocation expenses and hiring expenses.

Project Development Costs. Project development costs consist of consulting, preliminary engineering costs, personnel expenses (including stock-based compensation) and research and development expenses to support the business activities of our Net-Zero Projects.

Depreciation and Amortization. Depreciation and amortization relates to property, plant and equipment associated with the production of RNG and other renewable hydrocarbon products, including isobutanol, SAF, and isooctane, as well as that used in product development.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $237.1 million, short and long-term restricted cash of $78.3 million and short-term marketable securities of $167.4 million, net of unrealized losses of $1.0 million, totaling $482.8 million in cash, cash equivalents, and marketable securities. As of December 31, 2022, we had net working capital of $390.0 million, with $25.4 million of current liabilities. The marketable securities are highly liquid and can be converted to cash when needed for operations, development, and construction. We expect to use our cash, cash equivalents, restricted cash and marketable securities for the following purposes: (i) identification, development, acquisition and construction of new production facilities and to plan for expanded production to fulfill existing offtake agreements for NZ1 and the Company's other Net-Zero Projects; (ii) potential investment in RNG projects; (iii) potential development of the Luverne Facility; (iv) development, acquisition and operation of sustainable alcohol-to-SAF plants to produce SAF alone or with partners; (v) operating activities at the Company's corporate headquarters in Colorado, including research and development work; (vi) exploration of strategic alternatives and additional financing, including project financing; and (vii) future debt service obligations. We believe as a result of our cash and cash equivalents balances, and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Since our inception in 2005, we have devoted most of our cash resources to the development and commercialization of routes to efficiently produce fuels and chemicals from carbohydrates, such as renewable feedstock, using alcohols (isobutanol and ethanol) as intermediates. We have incurred losses since inception, have a significant accumulated deficit, and expect to incur losses for the foreseeable future. We have financed our operations primarily with proceeds from the issuance of equity, warrants, debt securities, and borrowings under debt facilities. We may fund future operations through additional private and/or public offerings of equity or debt securities. In addition, the Company may seek additional capital, on acceptable terms, through arrangements with strategic partners or from other sources. Notwithstanding, there can be no assurance that the Company will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

The Company's transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates, the development, acquisition and construction of commercial level production facilities to support the Company's offtake agreements, the achievement of a level of revenues adequate to support the Company's cost structure, and the ability to raise capital to finance the development, acquisition, and construction of additional productions facilities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(52,613)	$(48,271)
Net cash provided by (used in) investing activities	93,394	(411,358)
Net cash provided by financing activities	138,562	517,324

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

During the year ended December 31, 2022, net cash used in operating activities was $52.6 million compared to $48.3 million for the year ended December 31, 2021. Non-cash charges primarily consisted of an impairment loss of $24.7 million, depreciation and amortization of $7.9 million, non-cash expense of $2.7 million related to the amortization of marketable securities premiums, and stock-based compensation expense of $17.4 million, which reflects higher amortization expense for the stock awards issued in the prior period with higher market value, see Note 16 to the Consolidated Financial Statements for additional information. The net cash outflow from changes in operating assets and liabilities decreased $4.9 million, primarily due to a decrease in cash outflows of $2.0 million in prepaid expenses and other current and long-term assets for licensing fees and deposits to secure long-lead equipment power transmission and distribution facilities for NZ1 as well as a decrease of $3.9 million in accounts payable and accrued liabilities, partially offset by increased outflows of $1.7 million for RNG inventories and amortization of prepaid insurance and other prepaid items.

Investing Activities

During the year ended December 31, 2022, we had $93.4 million in cash provided by investing activities, of which $299.6 million related to proceeds from sales and maturities of marketable securities, partially offset by the reinvestment of $130.4 million in marketable securities, and $75.8 million of investments in our capital projects, including $34.7 million in the RNG Project, $35.0 million in NZ1 and $2.0 million in other Net-Zero Projects, as well as $4.1 million in other isobutanol related projects.

In July 2022, the purchase of the land for NZ1 in Lake Preston, South Dakota was completed. This was followed by a groundbreaking ceremony in Lake Preston in September 2022, and we believe NZ1 is on schedule with plant startup expected to be in 2025. Water and wind energy development agreements were executed in the third quarter of 2022, and other key milestones are on track for completion in accordance with our comprehensive project plan. Based on the ongoing engineering work, the installed cost for NZ1 is currently forecasted to be approximately $850 million, excluding certain contingencies and financing costs, $100 million to $200 million of which we expect to spend within the next 12 months prior to financial close when we expect to recover those development expenditures from permanent third-party capital.

Additionally, we allocated approximately $25 million of capital for the next four to six months to develop our next Net-Zero Project. Gevo is in the process of identifying and performing early site development work for additional SAF production locations. These potential sites include several greenfield locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market.

During the year ended December 31, 2021, we used $411.4 million in cash for investing activities, of which $425.0 million related to purchasing marketable securities and $56.8 million primarily related to construction in process attributable to the RNG Project, and to a lesser extent, the purchase of a Hydrocarbon-Process Pilot Unit for our Luverne Facility and NZ1 project and $9.2 million for the purchase of patents, which was partially offset by proceeds of $79.6 million from the sale of marketable securities.

Financing Activities

During the year ended December 31, 2022, we had $138.6 million of net cash provided by financing activities, primarily due to $139.0 million of net proceeds from the issuance of common stock and common stock warrants in a registered direct offering in June 2022, offset by $0.4 million of payments primarily for net settlement of common stock under stock plans and certain equipment loans.

We currently expect to finance the construction of NZ1 at the subsidiary level using third party capital. The Company expects to retain a carried equity interest in the project, and may invest additional equity in the project using the proceeds from the reimbursement of the Company's NZ1 development expenditures. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s minority ownership in NZ1 under this expected financing structure which would reduce revenue to us but allow us to conserve and redeploy capital on other growth projects, including NZ2. We expect to apply similar development and financing approaches to NZ2 and future Net-Zero Projects to enable rapid growth of SAF production to meet current contractual demand for SAF.

During the year ended December 31, 2021, we generated $517.3 million in cash from financing activities, which primarily consisted of $490.5 million from the sale of common stock and exercise of warrants and $69.0 million from the proceeds of the bonds issued to finance the construction of the RNG Project in April 2021, offset by $35.0 million in debt and equity offering costs, $7.0 million net settlement of common stock for taxes under our stock plans and $0.2 million of payments on equipment loans and lease liabilities.

Critical Accounting Estimates

Our Consolidated Financial Statements are based on the application of U.S. GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded. We have determined that we have no critical accounting estimates material to our consolidated financial position, results of operations or cash flow related to our consolidated financial statements included in this Report.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Item 8. "Financial Statements and Supplemental Data," of this Report, for a discussion of recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to environmental attribute pricing, commodity pricing, interest rate, credit risk with our contract counterparties, and equity price risks. We currently have no foreign exchange risk and do not use derivative financial instruments as part of an overall strategy to manage market risk; however, we may consider such arrangements in the future as we evaluate our business and financial strategy.

Environmental Attribute and Commodity Pricing Risk

We attempt to negotiate the best prices for our environmental attributes and to competitively price our products to reflect the fluctuations in market prices. Reductions in the market prices of environmental attributes may have a material adverse effect on our revenues and profits as they directly reduce our revenues.

The price of RNG changes in relation to the market prices of wholesale gas. Pricing for wholesale gas is volatile and we expect this volatility to continue in the future. Further, volatility of wholesale gas also creates volatility in the prices of environmental attributes.

Given the start-up status of our RNG Project and idling of Luverne Facilities we do not expect market price fluctuations to have a material impact on our financial condition or results of operations.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are invested in money market funds and U.S. treasury or government obligations. However, because of the short-term nature of our portfolio and the low-risk profile of our investments, a hypothetical immediate 10% change in market interest rates would not have a material impact on the fair market value of our investments portfolio or on our financial condition or results of operations.

Credit Risk

We are subject to credit risk due to concentration of our RNG receivables with a limited number of significant customers. This concentration increases our exposure to credit risk on our receivables, since the financial insolvency of these customers could have a significant impact on our results of operations.

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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Gevo, Inc. (a Delaware corporation) and subsidiaries the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Change in accounting policy
As discussed in Note 9 to the financial statements, the Company has elected to change its method of accounting for certain leases in 2022 and 2021.
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
Denver, Colorado
March 9, 2023

GEVO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	Note	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents		$237,125	$40,833
Marketable securities (current)	6, 20	167,408	275,340
Restricted cash (current)	7	1,032	25,032
Trade accounts receivable, net		476	978
Inventories	10	6,347	2,751
Prepaid expenses and other current assets	8	3,034	3,607
Total current assets		415,422	348,541
Property, plant and equipment, net	11	176,872	137,742
Marketable securities (non-current)	6, 20	—	64,396
Restricted cash (non-current)	7	77,219	70,168
Operating right-of-use assets	9	1,331	2,414
Finance right-of-use assets	9	219	236
Intangible assets, net	12	7,691	8,938
Deposits and other assets	13	21,994	12,946
Total Assets	22	$700,748	$645,381
Liabilities
Current liabilities
Accounts payable and accrued liabilities	14	$24,760	$28,150
Operating lease liabilities (current)	9	438	772
Finance lease liabilities (current)	9	79	11
Loans payable - other (current)	15	159	158
Total current liabilities		25,436	29,091
2021 Bonds payable (long-term)	15, 20	67,223	66,486
Loans payable - other (long-term)	15	159	318
Operating lease liabilities (long-term)	9	1,450	1,902
Finance lease liabilities (long-term)	9	183	242
Other long-term liabilities		820	87
Total liabilities		95,271	98,126
Commitments and Contingencies	19
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 and 250,000,000 authorized at December 31, 2022 and 2021, respectively; 237,166,625 and 201,988,662 shares issued and outstanding at December 31, 2022 and 2021, respectively.		2,372	2,020
Additional paid-in capital		1,259,527	1,103,224
Accumulated other comprehensive loss		(1,040)	(614)
Accumulated deficit		(655,382)	(557,375)
Total stockholders' equity		605,477	547,255
Total Liabilities and Stockholders' Equity		$700,748	$645,381
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Note	Year Ended December 31,
		2022	2021
Total operating revenues	3, 22	$1,175	$533
Operating expenses:
Cost of production	16	8,698	7,687
Depreciation and amortization		7,887	5,128
Research and development expense	16	7,427	6,775
General and administrative expense	16	39,941	25,493
Project development costs	16	10,061	10,581
Facility idling costs		4,599	—
Impairment loss	4	24,749	—
Loss on disposal of assets	10, 11	499	5,137
Total operating expenses		103,861	60,801
Loss from operations	22	(102,686)	(60,268)
Other income (expense)
Interest expense		(1,167)	(251)
Investment income (loss)	6	3,043	571
Gain on forgiveness of SBA loan	15	—	641
Other income, net		2,803	104
Total other income, net		4,679	1,065
Net loss		$(98,007)	$(59,203)
Net loss per share - basic and diluted	5	$(0.44)	$(0.30)
Weighted-average number of common shares outstanding - basic and diluted	5	221,537,262	195,794,606
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Note	Year Ended December 31,
		2022	2021
Net Loss		$(98,007)	$(59,203)
Other comprehensive income loss:
Unrealized loss on available-for-sale securities, net of tax	6	(426)	(614)
Comprehensive loss		$(98,433)	$(59,817)
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Note	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
		Shares	Amount
Balance, December 31, 2020		128,138,311	$1,282	$643,269	$—	$(498,172)	$146,379
Issuance of common stock, net of issuance costs	17	68,170,579	682	456,765	—	—	457,447
Issuance of common stock upon exercise of warrants	17	1,866,758	18	1,103	—	—	1,121
Non-cash stock-based compensation	13	—	—	7,700	—	—	7,700
Stock-based awards and related share issuances, net	17	3,813,014	38	(5,613)	—	—	(5,575)
Other comprehensive loss		—	—	—	(614)	—	(614)
Net loss		—	—	—	—	(59,203)	(59,203)
Balance, December 31, 2021		201,988,662	$2,020	$1,103,224	$(614)	$(557,375)	$547,255
Issuance of common stock and common stock warrants, net of issuance costs	17	33,333,336	$333	$138,675	$—	$—	$139,008
Issuance of common stock upon exercise of warrants	17	4,677	—	3	—	—	3
Non-cash stock-based compensation	13	—	—	17,419	—	—	17,419
Stock-based awards and related share issuances, net	17	1,839,950	19	206	—	—	225
Other comprehensive loss		—	—	—	(426)	—	(426)
Net loss		—	—	—	—	(98,007)	(98,007)
Balance, December 31, 2022		237,166,625	$2,372	$1,259,527	$(1,040)	$(655,382)	$605,477
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Note	Year Ended December 31,
		2022	2021
Operating Activities
Net loss		$(98,007)	$(59,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	4	24,749	—
Loss on disposal of assets		499	5,137
(Gain) on forgiveness of SBA Loans	15	—	(641)
Stock-based compensation	16	17,419	9,874
Depreciation and amortization	11, 12	7,887	5,128
Amortization of marketable securities premium		2,723	5,029
Other noncash (income) expense		877	89
Changes in operating assets and liabilities:
Accounts receivable		502	(257)
Inventories	10	(2,004)	(259)
Prepaid expenses and other current assets, deposits and other assets	7, 13	(10,893)	(12,897)
Accounts payable, accrued expenses and long-term liabilities	14, 15	3,635	(271)
Net cash used in operating activities		(52,613)	(48,271)
Investing Activities
Acquisitions of property, plant and equipment	11	(75,775)	(56,770)
Acquisition of patent portfolio	12	(10)	—
Proceeds from sale and maturity of marketable securities	6	299,581	79,574
Purchase of patents and license		—	(9,170)
Purchase of marketable securities	6	(130,402)	(424,992)
Net cash provided by (used in) investing activities		93,394	(411,358)
Financing Activities
Proceeds from issuance of 2021 Bonds	15	—	68,995
Debt and equity offering costs	21	(10,993)	(34,955)
Proceeds from issuance of common stock and common stock warrants	21	150,000	489,373
Proceeds from exercise of warrants	21	3	1,121
Net settlement of common stock under stock plans	16	(286)	(7,041)
Payment of loans payable - other	15	(150)	(154)
Payment of finance lease liabilities	9	(12)	(15)
Net cash provided by financing activities		138,562	517,324
Net increase in cash and cash equivalents		179,343	57,695
Cash, cash equivalents and restricted cash at beginning of period		136,033	78,338
Cash, cash equivalents and restricted cash at end of period		$315,376	$136,033
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
Schedule of cash, cash equivalents and restricted cash	2022	2021
Cash and cash equivalents	$237,125	$40,833
Restricted cash (current)	1,032	25,032
Long-term restricted cash	77,219	70,168
Total cash, cash equivalents and restricted cash	$315,376	$136,033

	Year Ended December 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2022	2021
Cash paid for interest, net of amounts capitalized	$522	$(806)
Non-cash purchase of property, plant and equipment	13,837	20,287
Right-of-use asset purchased with financing leases	—	245
Right-of-use asset purchased with operating lease	—	1,611
Non-cash interest capitalized to construction in progress	—	1,125
See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
Notes to Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of business. Gevo, Inc. (Nasdaq: GEVO) ("Gevo", "we", "us", "our", or the "Company," which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries), a Delaware corporation founded in 2005, is a growth-oriented company with the mission of solving greenhouse gas ("GHG") emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen.

The Company is focused on transforming renewable energy into energy-dense liquid drop-in hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel ("SAF") and other fuels and chemicals, with the potential to achieve a “net-zero” GHG footprint. The Company uses the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the "GREET Model") to measure, predict and verify GHG emissions across the life-cycle of its products. The “net-zero” concept means Gevo expects that by using sustainably grown feedstock (i.e., low till, no-till and dry corn cultivation), renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a net-zero, full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel.

Gevo's primary market focus, given current demand and growing customer interest, is SAF. The Company believes it also has commercial opportunities for other renewable hydrocarbon products, such as (i) renewable natural gas (“RNG”) , (ii) hydrocarbons for gasoline blendstocks and diesel fuel, and (iii) plastics, materials and other chemicals.

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

Renewable Natural Gas Project

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

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
Financial Condition. The Company has incurred consolidated net losses since inception and had a significant accumulated deficit as of December 31, 2022. The Company’s cash and cash equivalents totaled $237.1 million, short and long-term restricted cash totaled $78.3 million and marketable securities totaled $167.4 million as of December 31, 2022.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements of Gevo include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation. The Consolidated Financial Statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Asset, LLC, Gevo RNG Holdco, LLC, Gevo NW Iowa RNG, LLC, Gevo Net-Zero HoldCo, LLC, Gevo Net-Zero 1, LLC and Agri-Energy, LLC) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the U.S. ("U.S. GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at December 31, 2022.

Reclassifications. The Company reclassified certain prior period amounts to conform to the current period presentation. The reclassifications included removing a redundant subtotal, cost of goods sold, to align with industry peers and the categorization of depreciation and amortization on the Consolidated Statements of Operations, which had no impact on total revenues, total operating expenses, net loss or stockholders' equity for any period.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Concentrations of Credit Risk. The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit-quality financial institutions and are primarily in demand deposit accounts and money market funds.

Cash, Cash Equivalents and Restricted Cash. The Company maintains its cash and cash equivalents in highly liquid interest-bearing money market accounts or non-interest-bearing demand accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Restricted cash is classified as current or non-current based on the terms of the underlying agreements and represents cash held as deposits and cash collateral for financial letters of credit.

Marketable Securities. The Company’s marketable securities consist of marketable debt securities and have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period.

Trade Accounts Receivable, net. The Company records receivables for products shipped and services provided but for which payment has not yet been received. In evaluating its allowance for doubtful accounts for accounts receivable, the Company performs ongoing reviews of its outstanding receivables to determine if any amounts are uncollectible and adjusts the allowance for doubtful accounts accordingly.

Inventories. Inventory is recorded at net realizable value. Isobutanol and ethanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead. Work in process inventory includes unfinished SAF, isooctane and isooctene inventory. Spare Parts inventory consists of the parts required to maintain and operate the Company’s Luverne Facility and is recorded at cost. For each reporting period, the Company reviews the value of

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
inventories on hand to estimate the recoverability through future sales. The Company reduces its inventories with adjustments for lower of cost or net realizable value, with cost determined by the average cost method.

Environmental Attribute Inventory. The Company generates D3 Renewable Identification Numbers ("RINs") and Low Carbon Fuel Standard ("LCFS") credits (collectively, "environmental attributes") through the production of RNG used for transportation purposes as prescribed under the Renewable Fuels Standard program ("RFS"). Environmental attribute inventory is included as a component of "Inventories" on the Consolidated Balance Sheets. The Company considers environmental attributes to be a distinguishable product that is generated as an integral component of the production process of RNG as the environmental attributes that are generated can be separated from the underlying commodity and may be sold independently from the RNG produced. As such, the Company considers environmental attributes to be a co-product of the production of RNG and accordingly allocates the costs of production based on the relative sales value of all revenue items for the NW Iowa RNG operations. The value of the environmental attributes is reviewed for potential write-downs based on the net realizable value methodology. Revenue is recognized on these environmental attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer based upon defined third party market prices and a transfer of control has occurred.

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

Construction in Progress. Construction in progress represents expenditures necessary to bring an asset, project, new facilities or equipment to the condition and location necessary for its intended use and are capitalized and recorded at cost. Once completed and ready for its intended use, the asset is transferred to property, plant and equipment to be depreciated or amortized.

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

Impairment of Long-Lived Assets. The Company evaluates the recoverability of the recorded amount of long-lived assets, including property, plant and equipment, licenses, patents, operating lease right-of-use assets, and finance lease right-of-use assets when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the Company determines that an asset is impaired, it measures the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. A summary of impairment losses on tangible and intangible assets for the years ended December 31, 2022 and 2021 is included in Note 4, Asset Impairment.

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

A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or (v) the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. If a lease does not meet any of these criteria, the lease is classified as an operating lease.

Lease liabilities are initially measured at the lease commencement date based on the present value of lease payments over the lease term, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with the same term and payment as the lease. Right-of-use assets are measured based on the amount of the lease liability

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
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

The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component for its corporate office lease asset class.

Effective October 1, 2022, the Company made the voluntary determination to change its accounting policy covering the application of the practical expedient under ASC 842, Leases. Under the new accounting policy, the Company will account for lease components separately from non-lease components for the Company’s dairy lease asset class. The Company voluntarily elected this acceptable change in accounting policy effective October 1, 2022. The Company believes the change is preferable as it provides the most useful and transparent financial information and improves comparability and consistency of financial information, resulting in improved financial reporting and alignment with financial information used internally by management.

The total consideration in the lease agreement will be allocated to the lease and non-lease components based on their relative standalone selling prices. Under the previous treatment, all amounts paid to the lessor under these arrangements for use of the land and cow manure were classified as lease payments and included in the calculation of the right-of-use assets and lease liabilities.

The Company has retrospectively adopted this change in accounting policy described above and has provided the appropriate disclosures as required in ASC 250-10, see Note 9 Leases.

Intangible assets. Intangible assets consist of patents. Costs related to patents, including legal fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Amortization expense is recorded in "Depreciation and amortization" in the Operating expenses section of the Consolidated Statements of Operations. For patents purchased in an asset acquisition, the useful life is determined by valuation estimates of remaining economic life. The patents are included in "Intangible assets, net" on the Consolidated Balance Sheets. The Company periodically evaluates the amortization period and carrying value of its patents to determine whether any events or circumstances warrant revised estimated useful life or reduction in value.

Borrowing Costs. The borrowing costs that are directly attributable to the acquisition and construction of an asset that needs a substantially long period of time for its intended use to begin are capitalized and recorded as part of the cost of the asset when expenditures for the asset and borrowing costs have been incurred, and the activities relating to the acquisition and construction that are necessary to prepare the asset for its intended use have commenced. The capitalization of borrowing costs ceases when the asset under acquisition or construction becomes ready for its intended use and the borrowing costs incurred thereafter are recognized in profit or loss for the current period. The capitalization of borrowing costs is suspended during periods in which the acquisition or construction of an asset is interrupted abnormally and the interruption lasts for more than three months, until the acquisition or construction is resumed.

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

Revenue Recognition. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue from the Company’s point in time product sales is recognized when products are transferred, or services are invoiced and control transferred. The Company has presented the disclosures required by ASC 606, see Note 3, Revenues from contracts with customers and other revenues.

Cost of Production. Cost of production includes costs incurred in operations for the production of RNG and isobutanol, as well as costs for direct materials, direct labor and certain plant overhead costs, and plant utilities including natural gas and wind power. Direct materials consist of dextrose for initial production of isobutanol, corn feedstock, manure feedstock, denaturant, and process chemicals. Direct labor includes compensation of personnel directly involved in production operations. Plant overhead costs primarily consist of plant utilities. The Company purchases natural gas and wind power to power steam generation in the production process and to dry the distillers grains, a by-product of ethanol and related products production.

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

General and Administrative. General and administrative expense are expensed as incurred. The Company's general and administrative costs consist of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, insurance costs, occupancy-related costs, travel and relocation expenses and hiring expenses.

Project Development Costs. Project development costs consist of consulting, preliminary engineering costs, and personnel costs, including stock-based compensation.

Stock-Based Compensation. The Company’s stock-based compensation expense includes expenses associated with share-based awards granted to employees and board members. Our stock-based compensation is classified as either an equity award or a liability award in accordance with U.S. GAAP. The fair value of an equity-classified award is determined at the grant date and is amortized on a straight-line basis over the requisite service period. The fair-value of a liability-classified award is determined on a quarterly basis through the final vesting date and is amortized based on the current fair value of the award and the percentage of vesting period incurred to date.

The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model and the grant date fair value for restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation costs for share-based payment awards granted to employees net of actual forfeitures and recognizes stock-based compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the vesting term of up to three years.

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

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
Liability awards are subject to variable accounting treatment, such that they are remeasured at fair value each reporting period through the Consolidated Statements of Operations. Any impact of forfeitures are based on actual forfeitures, although not affecting the fair value measurement of the awards, and are reflected at that time as well.

Income Taxes. In preparing the Consolidated Financial Statements, the Company estimates the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets are be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in deferred tax assets and liabilities generally have a direct impact on earnings in the period of the changes. Where applicable tax laws and regulations are either unclear or subject to varying interpretations, it is possible that changes in these estimates could occur that materially affect the amounts of deferred income tax assets and liabilities recorded in the Consolidated Financial Statements.

Each period, we evaluate the likelihood of whether or not some portion or all of each deferred tax asset will be realized and provide a valuation allowance for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. When evaluating our valuation allowance, we consider historic and future expected levels of taxable income, the pattern and timing of reversals of taxable temporary timing differences that give rise to deferred tax liabilities, and tax planning initiatives. Levels of future taxable income are affected by, among other things, production costs, interest rates, and federal and local legislation. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be recorded with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

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

Recently Adopted Accounting Pronouncements

Government Assistance Disclosures. In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 details financial reporting disclosure requirements that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy. The new guidance is effective for annual periods beginning after December 15, 2021 and interim reporting periods within those reporting periods. The Company adopted the new standard as of January 1, 2022, which did not have an impact on the Company’s disclosures related to governmental grants or an impact to the results of operations and financial position as of the adoption date. See Note 15, Debt, for additional disclosures related to the Small Business Administration’s Paycheck Protection Program ("SBA PPP").

3. Revenues from Contracts with Customers and Other Revenue

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

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon quoted market prices at the time of delivery. The Company recognized $0.6 million of revenue from the sale of RNG during the year ended December 31, 2022 and recognized $0.2 million from the sale of environmental attributes during the year ended December 31, 2022.

The Company recorded limited revenues from its development-scale plant, the Luverne Facility, during each of the years ended December 31, 2022, and 2021. These revenues were promotional in nature and from customer contracts for ethanol sales and related products and hydrocarbon revenues, which included SAF, isooctene, and isooctane. These products were sold mostly on a free-on-board, shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

The following tables display the Company’s revenue by major source based on product type for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
Major Goods/Service Line	2022	2021
Ethanol sales and related products, net	$240	$50
Hydrocarbon revenue	81	483
Renewable natural gas commodity	640	—
Environmental attribute revenue	214	—
Total operating revenue	$1,175	$533

All goods transferred are tested to ensure that the product sold satisfies the contractual product specifications prior to transfer. The customer obtains control of the goods when title and risk of loss for the goods has transferred. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Contract Assets and Trade Receivables. As of December 31, 2022 and 2021, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in "Trade accounts receivable, net" on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract.

4. Asset Impairment

During the year ended December 31, 2022, the Company recorded a $24.7 million impairment loss on long-lived assets, to reduce the carrying value of certain property, plant, and equipment, and a leased right of use ("ROU") asset, at the Agri-Energy, LLC ("Agri-Energy") segment to its fair value. The impairments recorded to date relate to the decision to suspend production at the Luverne Facility and shift the plant into an idled, care and maintenance status during the third quarter of 2022. As a result of this change in use, combined with a sustained history of operating losses, the Company assessed that indicators of impairment were present for long-lived assets within its Agri-Energy reporting segment. The Company therefore performed impairment testing and determined that the carrying amounts of certain property plant and equipment and the leased ROU asset exceeded estimated fair values. The Company estimated the fair value of these asset groups generally using a cost approach which is based on replacement or reproduction costs of the assets and is considered a Level 2 measurement and recorded a corresponding impairment loss under Operating Expenses within the Consolidated Statements of Operations.

There were no impairment losses recorded during the year ended December 31, 2021.

5. Net Loss per Share

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

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
obtained from the exercise were used to purchase common shares at the average market price during the period. None of the Company's stock options or other dilutive securities are considered to be dilutive in periods with net losses.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share. Therefore 1,675,741 and 4,911,841 of potentially dilutive common stock equivalents have been excluded for the years ended December 31, 2022 and 2021, respectively.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(98,007)	$(59,203)
Basic weighted-average shares outstanding	221,537,262	195,794,606
Net loss per share - basic and diluted	$(0.44)	$(0.30)

6. Marketable Securities

The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities (in thousands) as of:

		December 31, 2022
	Maturity	Amortized Cost Basis	Gross Unrealized Losses	Fair Value
Short-term marketable securities
U.S. Treasury notes	Within one year	$56,418	$(344)	$56,074
U.S. Government-sponsored enterprise securities	Within one year	112,030	(696)	111,334
Total short-term marketable securities		$168,448	$(1,040)	$167,408

		December 31, 2021
	Maturity	Amortized Cost Basis	Gross Unrealized Losses	Fair Value
Short-term marketable securities
U.S. Treasury notes	Within one year	$226,136	$(344)	$225,792
U.S. Government-sponsored enterprise securities	Within one year	49,618	(70)	49,548
Total short-term marketable securities		$275,754	$(414)	$275,340

Long-term marketable securities
U.S. Government-sponsored enterprise securities	Within two years	64,596	(200)	64,396
Total long-term marketable securities		$64,596	$(200)	$64,396

The cost of securities sold is based upon the specific identification method. Interest receivable related to the marketable securities of $0.5 million and $1.5 million was included within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

Interest income from marketable securities totaled $4.3 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, and is included in "Investment income (loss)" in the Consolidated Statements of Operations.

Future maturities of the Company's marketable securities are $168.6 million in 2023.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)

7. Restricted Cash

Short-term and long-term restricted cash of $78.3 million consists of amounts held as collateral for letters of credit to provide financing support for development and construction of the NW Iowa RNG and NZ1 projects and interest earned on restricted cash.

The Company entered into an irrevocable direct pay letter of credit (the "Bond Letter of Credit") with Citibank N.A ("Citibank") in April 2021 to support the 2021 Bonds (as defined below) for the development and construction of NW Iowa RNG. See Note 14, Debt, for additional information on the 2021 Bonds. The Bond Letter of Credit has a 0.5% annual fee and expires April 4, 2024 (unless terminated earlier). The Company deposited $71.2 million with Citibank as restricted cash to secure any amounts drawn under the Bond Letter of Credit. The Company is entitled to receive interest income on the restricted cash, and recorded interest income of $0.5 million for the year ended December 31, 2022, included in "Other income, net" in the Consolidated Statements of Operations. As of December 31, 2022, no amounts have been drawn under the Bond Letter of Credit.

The proceeds from issuance of the 2021 Bonds recorded as restricted cash are maintained by the Trustee (as defined below) under the Indenture (as defined below) and are released to the Company to pay costs of the construction of NW Iowa RNG. The Company has used all bond proceeds for the project as of December 31, 2022.

In September 2022, the Company entered into a Pledge and Assignment agreement with Citibank to provide credit support in the form of a letter of credit (the “Power Letter of Credit”) from Citibank to a local electric utility company in order to induce the utility company to design and construct the power transmission and distribution facilities that will serve NZ1. The Company deposited $6.6 million of restricted cash in an account with Citibank to collateralize the Power Letter of Credit, which has a 0.3% annual fee and expires September 30, 2024 (unless terminated earlier). As of December 31, 2022, no amounts have been drawn under the Power Letter of Credit.

8. Prepaid and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	December 31,
	2022	2021
Prepaid insurance	$911	$805
Interest receivable	514	1,530
Prepaid engineering	—	409
Prepaid feedstock, current	1,097	—
Prepaid other	512	863
Total Prepaid and other current assets	$3,034	$3,607

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

The Company has four finance leases for land under arrangements related to NW Iowa RNG. Under these contracts, the Company leases land from dairy farmers on which it has built three anaerobic digesters, and related equipment and pipelines to condition raw biogas from cow manure provided by the farmers. The partially conditioned biogas is transported from the three digester sites to a central gas upgrade system located at the fourth site that upgrades the biogas to pipeline-quality RNG for sale. These leases expire at various dates between 2031 and 2050.

Effective October 1, 2022, the Company elected to change its accounting policy covering the application of the practical expedient under ASC 842, Leases. Under the new accounting policy, the Company will account for lease components separately from non-lease components for the Company’s dairy lease asset class. Under the previous

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
treatment, all amounts paid to the lessor under these arrangements for use of the land, cow manure, and other non-lease services were classified as lease payments and included in the calculation of the right-of-use assets and lease liabilities.

Upon commencement of operations at NW Iowa RNG in the third quarter of 2022, the Company’s dairy lease agreements were evaluated, and it was determined that the practical expedient less accurately reflected the economic substance of the agreements. The Company voluntarily elected this acceptable change in accounting policy effective October 1, 2022. The Company believes the change is preferable as it provides the most useful and transparent financial information and improves comparability and consistency of financial information, resulting in improved financial reporting and alignment with financial information used internally by management. As a result of this change in policy, the Company will retroactively no longer combine lease and non-lease components for all leases in the dairy lease asset class and will account for non-lease components separately and under other, applicable accounting standards.

A summary of the impact of the change in accounting policy on the Consolidated Balance Sheets for each of the three months ended June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, respectively is as follows: a reduction to Finance Right of Use Asset of $27.3 million, $27.4 million, $27.1 million, $26.7 million, $27.3 million, and $26.8 million; a reduction to Finance Lease Liabilities (Current) of $4.9 million, $2.7 million, $3.4 million, $4.0 million, $6.2 million, and $2.1 million; a reduction to Finance Lease Liabilities (Long-Term) of $19.5 million, $19.4 million, $17.6 million, $17.2 million, $16.2 million, and $16.2 million; a reduction to Construction in Progress of $0.8 million, $0.8 million, $0.8 million, $0.7 million, $0.7 million, and $0.9 million; and an increase to Other Assets of $3.4 million, $6.0 million, $7.4 million, $7.5 million, $7.7 million, and $8.7 million. The Company further recorded an increase to Prepaid Expenses of $1.1 million and Other Assets of $0.9 million for the three months ended June 30, 2022.

A summary of the impact of the change in accounting policy on the Consolidated Statements of Cash Flows for each of the three months ended September 30, 2021, December 31, 2021, and September 30, 2022, respectively is as follows: an increase in Cash Used in Operating Activities of $3.0 million, $4.5 million, and $4.3 million, and a decrease in Cash Used in Financing Activities of $3.0 million, $4.5 million, and $4.3 million. There was not a material impact on the Consolidated Statements of Cash Flows for the periods ended June 30, 2021, March 31, 2022, and June 30, 2022.

The change in accounting policy did not have an incrementally material impact on the three months ended December 31, 2022 as compared to the three months ended September 30, 2022, and no impact on the Consolidated Statements of Operations for the periods listed above.

The following tables present the (i) other quantitative information and (ii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands), except for weighted averages:

	Years Ended December 31,
	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$12	$15
Operating cash flows from operating leases	804	245
Finance cash flows from finance leases	3	3
Right-of-use asset obtained in exchange for new finance lease liabilities	—	245
Right-of-use asset obtained in exchange for new operating lease liabilities	—	1,611
Weighted-average remaining lease term, finance lease (months)	311	317
Weighted-average remaining lease term, operating leases (months)	65	63
Weighted-average discount rate - finance leases (1)	12%	11%
Weighted-average discount rate - operating leases (1)	5%	5%

(1)Our leases do not provide an implicit interest rate, and we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)

Year Ending December 31,	Operating Leases	Financing Leases
2023	$528	$88
2024	305	31
2025	315	25
2026	324	25
2027	334	25
2028 and thereafter	373	538
Total	2,179	732
Less: Amounts representing present value discounts	(291)	(470)
Total lease liabilities	1,888	262
Less: current portion	(438)	(79)
Long-term portion	$1,450	$183

10. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	December 31,
	2022	2021
Raw materials
Corn	$—	$301
Consumables	29	186
Catalyst	139	265
Finished goods
SAF, isooctane and isooctene	1,457	335
Isobutanol	124	223
Ethanol	—	96
Work in process
Isobutanol	—	83
Jet fuel	51	—
Spare parts, net	354	1,262
Environmental attributes	4,193	—
Total inventories	$6,347	$2,751

Environmental attributes represent distinguishable and material output from our NW Iowa RNG operations. The Company started allocating the cost of production to the sales value of RNG, credits from California's LCFS program and RINs credits. The value of the environmental attributes is reviewed for potential write-downs based on the net realizable value methodology. During the year ended December 31, 2022 the Company adjusted its environmental attribute inventory to net realizable value and recorded a loss of $0.4 million in cost of production.

During the year ended December 31, 2022 and 2021, the Company adjusted its finished goods and work in process inventory to net realizable value and recorded a loss of $0.8 million and $5.2 million, respectively, in cost of production.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
11. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life (in years)	December 31,
		2022	2021
Land		$6,452	$410
Plant facilities and infrastructure	5 to 20	76,900	84,117
Machinery and equipment	5 to 20	87,248	25,369
Furniture and office equipment	3 to 7	2,977	2,550
Software	3 to 6	2,217	1,564
Construction in progress		72,717	87,591
Total property, plant and equipment		248,511	201,601
Less accumulated depreciation and amortization		(71,639)	(63,859)
Property, plant and equipment, net		$176,872	$137,742

The Company recorded depreciation expenses of $6.5 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, construction in progress included accruals of $13.8 million.

Construction in progress includes $25.9 million for Gevo, $11.4 million for Agri-Energy related to a fractionation and hydrocarbon skid, $1.0 million for NW Iowa RNG and $34.4 million for NZ1 at December 31, 2022. Construction in progress includes $0.4 million for Gevo, $9.1 million for Agri-Energy, $55.5 million for NW Iowa RNG and $22.5 million for NZ1 at December 31, 2021. Construction in progress is not subject to depreciation until the assets are placed into service.

Borrowing costs. Borrowing costs directly attributable to acquisition and construction of an asset are capitalized until it is completed and ready for its intended use, and thereafter are recognized in profit or loss for the current period. The Company capitalized $0.3 million and nil of interest expense for the years ended December 31, 2022, and 2021, respectively.

12. Intangible Assets

On September 21, 2021, the Company entered into an asset purchase agreement with Butamax Advanced Biofuels LLC and its affiliate, Danisco US Inc. (collectively, "Butamax"), pursuant to which the Company purchased all of Butamax’s rights, title and interests in certain U.S. and foreign patents and patent applications, subject to specified conditions and encumbrances, relating to the production, recovery and use of biobutanol that were owned by Butamax, for $9.2 million, including $0.2 million of legal fees. Management evaluated the patents to determine whether the patents (i) supported current products; (ii) supported planned research and development; or (iii) prevent others from competing with Gevo's products. Based on the Company's estimated purchase price allocation, approximately $4.3 million of the purchase price was allocated to the purchase of patents to support current products and planned product research and $4.9 million for patents purchased for defensive purposes. The patents are included in "Intangible assets" on the Consolidated Balance Sheets.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
Identifiable intangible assets were comprised of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, net	Weighted-Average Life (Years)
Patents	$4,580	$(1,039)	$3,541	7.4
Defensive assets	4,900	(750)	4,150	8.4
Identifiable intangible assets	$9,480	$(1,789)	$7,691	7.9

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, net	Weighted-Average Life (Years)
Patents	$4,575	$(368)	$4,207	7.3
Defensive assets	4,895	(164)	4,731	8.4
Identifiable intangible assets	$9,470	$(532)	$8,938	7.9

The Company recorded amortization expense of $1.3 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

The following table details the estimated amortization of identifiable intangible assets as of December 31, 2022 (in thousands):

Year Ending December 31,	Patents	Defensive Assets	Total
2023	$578	$586	$1,164
2024	580	588	1,168
2025	578	586	1,164
2026	578	586	1,164
2027	578	586	1,164
2028 and thereafter	649	1,218	1,867
Total	$3,541	$4,150	$7,691

13. Deposits and Other Assets

The following table sets forth the components of the Company's deposits and other assets (in thousands) as of:

	Year Ended December 31,
	2022	2021
Deposits (1)	$276	$831
Prepaid feedstock (2)	934	—
Equity interest (3)	1,500	1,500
Exclusivity fees (4)	2,522	3,250
Deposits receivable (5)	8,302	—
Other assets, net (6)	8,460	7,365
Total Deposits and Other Assets	$21,994	$12,946

(1)Deposits for legal services and products for NZ1.
(2)Prepaid feedstock fees, non-current, for the production of RNG.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
(3)The Company directly holds a 4.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. ("Zero6"), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Zero6's stock, subject to impairment. The equity interest in Zero6 is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC ("RCWF"), a Zero6 subsidiary, see Note 19, Commitments and Contingencies, for additional information.
(4)Axens North America, Inc. ("Axens") will provide certain alcohol-to-SAF technologies and services exclusively provided to the Company which may be offset against future license fees subject to the delivery of a process design package.
(5)Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce to design and construct the power generation, transmission and distribution facilities that will serve NZ1, $5.5 million of which will be either reimbursed or used as an investment into wind generation facility and the remaining $2.8 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(6)Payments which were allocated to the non-lease fuel supply, primarily related to sand separation systems, to support NW Iowa RNG fuel supply agreements prior to commencement of operations, being amortized over the life of the project.

14. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands):

	Year Ended December 31,
	2022	2021
Accounts payable	$5,009	$4,830
Accrued liabilities	12,594	18,642
Accrued payroll and related benefits	5,105	4,678
Accrued sales and use tax	2,052	—
Total accounts payable and accrued liabilities	$24,760	$28,150

15. Debt

2021 Bond Issuance

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority (the "Authority") issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the "2021 Bonds") for NW Iowa RNG. The bond proceeds were used as a source of construction financing alongside equity from the Company. The bonds were issued under a Trust Indenture dated April 1, 2021 (the "Indenture") between the Authority and Citibank, N.A. as trustee (the "Trustee"). The 2021 Bonds mature April 1, 2042. The bonds bear interest at 1.5% per annum during the Initial Term Rate Period, (as defined in the Indenture), payable semi-annually on January 1 and July 1 of each year. The effective interest rate is 1.0%. The bonds are supported by the $71.2 million Bond Letter of Credit; see Note 7, Restricted Cash. The Trustee can draw sufficient amounts on the Bond Letter of Credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The bonds are callable and re-marketable on or after October 1, 2022. If the bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the Bond Letter of Credit to repay the bonds in their entirety at the purchase price. As of December 31, 2022, no amounts have been drawn under the Bond Letter of Credit.

The 2021 Bonds were issued at a premium of $0.8 million and debt issuance costs were $3.0 million. The bond debt is classified as long-term debt and is presented net of the premium and issuance costs, which are being amortized over the life of the bonds using the interest method. As of December 31, 2022 and 2021, the premium balance and the debt issuance cost net of amortization were $0.4 million, $0.7 million, $1.3 million and $2.3 million, respectively.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
Loans Payable - Other

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the SBA PPP totaling $1.0 million in the aggregate (the "SBA Loans").

In April 2021, the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP were forgiven. The remaining SBA Loan for Agri-Energy totals $0.3 million, bears interest at 1.0% per annum and matures in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021 and are payable through April 2025.

The SBA Loans are treated as debt on the Consolidated Balance Sheets and classified as "Loans payable – other (current)" and "Loans payable – other (long-term)". The Consolidated Statements of Operations classifies the interest as "Interest expense" and the loan forgiveness as "Gain on forgiveness of SBA Loans".

The summary of the Company's long-term debt is as follows (in thousands) as of:

							Year Ended December 31,
	Interest Rate			Maturity Date			2022	2021
2021 Bonds	1.5%			January 2042			$67,223	$66,486
SBA Loans	1.0%			April 2025			224	320
Equipment	4.0%	to	5.0%	February 2022	to	December 2024	94	156
Total loans payable - other							67,541	66,962
Less current portion							(159)	(158)
Long-term portion							$67,382	$66,804

Future payments for the Company's long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2023	$159
2024	67,352
2025	30
Total loans payable - other	$67,541

16. Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the "2010 Plan") and the Employee Stock Purchase Plan.

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In June 2021, upon approval of the shareholders at the 2021 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 22,980,074 shares. At December 31, 2022, 4,221,225 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
The following table sets forth the Company’s stock-based compensation expense for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Equity Classified Awards
Cost of production	$(25)	$43
General and administrative	14,342	5,631
Other	2,618	2,026
Total equity classified awards	16,935	7,700
Liability Classified Awards
General and administrative	—	2,165
Other	—	9
Total liability classified awards	—	2,174
Total stock-based compensation	$16,935	$9,874

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the year ended December 31, 2022 were as follows:

	Number of Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	4,746,368	$5.11		$—
Granted	1,627,683	$3.45
Canceled or forfeited	(428,730)	$5.49
Exercised	—	$—
Options outstanding at December 31, 2022	5,945,321	$4.65	9.1	$—
Options vested and expected to vest at December 31, 2022	1,512,054	$5.32	8.7	$—

(1)Exercise price of options outstanding range from $2.42 to $11,340 as of December 31, 2022. The higher end of the range is due to the impact of several reverse stock splits during the years 2015 to 2018, subsequent to certain option grants, and relates to awards that expire during 2023.

During the year ended December 31, 2022, 1.5 million stock options vested. As of December 31, 2022, the total unrecognized compensation expense, net of estimated forfeitures, relating to stock options was $13.5 million, which is expected to be recognized over the remaining weighted-average period of approximately 2.4 years.

The following table sets forth the weighted average Black-Scholes option pricing model assumptions (no dividends were expected) and resulting grant date fair value for the stock options granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.90%	0.92%
Expected volatility factor	134%	141%
Expected option life (years)	6.0	5.9
Weighted-average fair value	$2.18	$4.59

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
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

Non-vested restricted stock awards at December 31, 2022 and changes during the year ended December 31, 2022 were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2021	6,882,502	$3.77
Granted	2,360,605	$2.57
Vested	(3,561,879)	$2.86
Canceled or forfeited	(426,771)	$4.83
Non-vested at December 31, 2022	5,254,457	$3.94

The total fair value of restricted stock that vested during the years ended December 31, 2022 and 2021 was $10.2 million and $2.8 million, respectively. As of December 31, 2022, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $16.7 million, which is expected to be recognized over the remaining weighted-average period of approximately 2.3 years. As of December 31, 2022, there are no unvested liability-classified restricted stock awards.

17. Income Taxes

As of December 31, 2022, the Company has a federal and state net operating loss (“NOL”) carryover of approximately $170.6 million and $90.4 million, respectively, available to offset future income for income tax reporting purposes. Of our federal net operating carryovers, $1.4 million would expire between the years 2025-2037 and $50.4 million for state, which would expire between the years 2027-2042. The Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. A limitation may apply to the use of the net operation loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if we experience an “ownership change”. That may occur, for example, as a result of trading in our stock by significant investors as well as issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation resulting in a substantial reduction in the gross deferred tax asset.

We periodically evaluate our NOL carryforwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL and tax credit carryforwards. We have evaluated whether we experienced an ownership change, as defined under Section 382, and determined that an ownership change did occur as of July 9, 2020 and January 22, 2021. NOL carryovers of approximately $66.2 million subject to the July 9, 2020 ownership change date are subject to a base $0.1 million annual limitation for each year following said ownership change. The Company will be able to utilize the annual limitation of the NOL carryforwards to offset future taxable incomes. NOL carryovers of approximately $17.9 million that occurred between the July 9, 2020 and January 22, 2021 ownership change dates are subject to a base $11.9 million annual limitation for each year following said ownership change.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets (in thousands):

	December 31,
	2022	2021
Deferred tax assets, net:
Net operating loss carryforwards	$40,511	$29,398
Operating lease assets	(371)	(1,405)
Operating lease liabilities	410	1,489
Depreciation	9,145	3,840
Stock compensation	2,027	1,146
Business interest expense	1,033	1,165
Capitalized research cost	3,334	—
Other temporary differences	691	886
Deferred tax assets	56,780	36,519
Valuation allowance	(56,780)	(36,519)
Net deferred tax assets	$—	$—

The Company had a change in accounting principle (discussed in Note 9 above) effective as of December 31, 2022, resulting in the de-election of the practical expedient to combine lease and non-lease components under ASC 842. The company has adjusted the December 31, 2021 balance to reflect the modified retrospective treatment the deferred tax table has been updated to reflect the modified retrospective treatment. To reflect the update, the Company reduced the operating lease asset deferred tax liability by $6.5 million, a reduction to the operating lease liability deferred tax asset of $6.6 million, and an increase in the net operating loss deferred tax asset of $0.1 million.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five years pursuant to IRC Section 174. The mandatory capitalization requirement increases the deferred tax asset for Capitalized Research Costs by $3.3 million for the year ended December 31, 2022.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based on management’s review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting results, we have concluded that it is not more likely than not that we will be able to realize all of our U.S. deferred tax assets. Therefore, we have provided a full valuation allowance against deferred tax assets at December 31, 2022 and 2021, respectively.

The following table sets forth reconciling items from income tax computed at the statutory federal rate:

	Year Ended December 31,
	2022	2021
Federal income tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefits	1.6%	3.8%
Permanent deductions	(2.2)%	0.3%
Valuation allowance	(20.4)%	(25.2)%
Effective tax rate	—%	—%

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The Company’s evaluation was performed for the tax periods from inception to December 31, 2022. The Company is subject to examination by major tax jurisdictions for the years ended December 31, 2016 to 2022.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
The Company recognizes uncertain tax positions net, against any operating losses or applicable research credits as they arise. Currently, there are no uncertain tax positions recognized at December 31, 2022 and 2021, respectively.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy and remains subject to additional guidance releases. While the clean energy provisions in the IRA are expected to have a material impact on the Company, there are no significant current tax expense impacts with the newly enacted law during the year ended December 31, 2022.

18. Employee Benefit Plan

The Company sponsors the Gevo, Inc. 401(k) Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees beginning the month after employment. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. The Company may make matching and/or discretionary contributions to the 401(k) Plan. The Company did not provide an employer match during the years ended December 31, 2022 and 2021. Beginning January 1, 2023, the 401(k) Plan was amended to require matching contributions to the 401(k) Plan by the Company on behalf of the participants, with the Company matching 100 percent up to three percent, and an additional 50 percent on up to two percent of an employee's elective contributions, computed on a per pay period basis. The matching contributions will be made in shares of the Company's common stock and vest immediately.

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2022 and 2021, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2022.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG project. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Praj Commitment. In June 2021 the Company contracted with a manufacturer in India to build a fractionation and hydrocarbon skid for $10.2 million. The remaining commitment for the contract is $3.6 million as of December 31, 2022, which is expected to be completed in 2023.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
Zero6 Commitments. In September 2022, the Company entered into a development agreement with Zero6 to construct and operate a wind project for the provision of electric energy for NZ1. Pursuant to the agreement, the Company has committed to pay Zero6 total development charges of $8.6 million, comprised of advanced development fee payments of $0.9 million, certain reimbursable costs of $1.2 million, and $6.5 million upon completion of the project. The Company is not contractually obligated for the specified development charges until certain milestones are met in future periods, and upon completion of the project.

Additionally, the Company's investment in Zero6, see Note 13 above, is pledged separately as collateral for two commitments for the purchase of wind electricity for the Luverne Facility, as well as the purchase of 100% of RCWF's renewable energy credits. Gevo has a commitment to purchase all of RCWF's electricity. The portion not used by the Luverne Facility is charged to the Company at a lower price.

The estimated commitments as of December 31, 2022, and thereafter are shown below (in thousands):

	December 31,						Total
	2023	2024	2025	2026	2027	2028 and thereafter
Fuel Supply Payments	$3,744	$2,408	$1,702	$1,718	$1,736	$28,263	$39,571
Zero6 Commitment	250	350	6,776	—	—	—	7,376
Praj Commitment	3,600	—	—	—	—	—	3,600
Renewable Energy Credits	148	148	148	149	148	1,831	2,572
Electricity Above Use (Est.)	250	263	275	287	300	4,798	6,173
Total	$7,992	$3,169	$8,901	$2,154	$2,184	$34,892	$59,292

20. Fair Value Measurements

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

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
The carrying value and fair value, by fair value hierarchy, of the Company's financial instruments at December 31, 2022 and 2021 are as follows (in thousands):

		Fair Value Measurements at December 31, 2022
	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$56,074	$56,074	$—	$—
U.S. Government sponsored enterprise securities	111,334	111,334	—	—
Total recurring	$167,408	$167,408	$—	$—

		Fair Value Measurements at December 31, 2021
	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Marketable securities
U.S. Treasury notes	$225,792	$225,792	$—	$—
U.S. Government sponsored enterprise securities	113,944	113,944	—	—
Other
Liability-classified restricted stock awards	702	702	—	—
Total recurring	$340,438	$340,438	$—	$—

The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2022 and 2021.

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the 2021 Bonds was assumed to be April 1, 2024 (three years from issuance) with repayment of 100% of principal on that date. The impact of the Company's optional redemption feature, effective October 1, 2022, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the 2021 Bonds as of December 31, 2022 are summarized as follows (in thousands):

	Carrying Value	Estimated Fair Value
2021 Bonds	$67,223	$65,438

21. Shareholders' Equity

Share Issuances

In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time to time. In 2021, the at-the-market offering program was amended to provide a total capacity of $500.0 million. During the year ended December 31, 2021, the Company issued 24,420,579 shares of common

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
stock under the at-the-market offering program for total proceeds of $135.8 million, net of commissions and other offering related expenses totaling $3.6 million. As of December 31, 2022, the Company has remaining capacity to issue up to approximately $360.6 million of common stock under the at-the-market offering program.
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

On June 8, 2022, the Company completed a registered direct offering ("the June 2022 Offering") of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of December 31, 2022, none of the Series 2022-A Warrants had been exercised.

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
During the year ended December 31, 2021, the Company received notices of exercise from holders of our Series 2020-A Warrants to issue an aggregate of 1,866,558 shares of common stock for total gross proceeds of approximately $1.1 million. As of December 31, 2022, there were 85,931 Series 2020-A Warrants outstanding.

The Series 2022-A Warrants and Series 2020-A Warrants are classified as a component of equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable and will expire five years from the date of issuance, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Series 2022-A Warrants and Series 2020-A Warrants do not provide any guarantee of value or return. The Company valued the Series 2022-A Warrants and Series 2020-A Warrants at issuance using the Black-Scholes option pricing model. The fair value at the issuance date of the Series 2022-A Warrants was $92.9 million with the key inputs to the valuation model including a weighted average volatility of 151.1%, a risk-free rate of 2.86% and an expected term of five years. The fair value at the issuance date of the Series 2020-A Warrants was $8.3 million with the key inputs to the valuation model including a weighted average volatility of 130%, a risk-free rate of 0.30% and an expected term of five years.

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

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)
The following table sets forth information pertaining to shares issued upon the exercise of warrants:

	Issuance Date	Expiration Date	Exercise Price as of December 31, 2022	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of December 31, 2022	Shares Underlying Warrants Outstanding as of December 31, 2022
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,914,069	85,931
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				63,333,336	29,914,069	33,419,267
(1)Equity-classified warrants.

During the year ended December 31, 2022, common stock was issued as a result of the exercise of warrants as shown below (dollars in thousands):

	Common Stock Issued	Proceeds
Series 2020-A Warrants	4,677	$3

22. Segments

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

Gevo segment. The Gevo segment is responsible for all research and development activities related to the future production of SAF, commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The Gevo segment also develops, maintains and protects its intellectual property portfolio, provides corporate oversight services, and is responsible for development and construction of our Net-Zero Projects.

Agri-Energy segment. The Agri-Energy segment is currently responsible for the operation of the Company’s Luverne Facility, and the development and optimization of the production of isobutanol, ethanol and related products.

Renewable Natural Gas segment. The Renewable Natural Gas segment produces-pipeline quality methane gas captured from dairy cow manure.

GEVO, INC.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2022
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues from external customers	$81	$240	$854	$1,175
Loss from operations	$(58,427)	$(40,171)	$(4,088)	$(102,686)
Acquisitions of licenses, patents, plant, property and equipment	$47,647	$4,091	$27,126	$78,864

	Year Ended December 31, 2021
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues from external customers	$483	$50	$—	$533
Loss from operations	$(42,332)	$(16,783)	$(1,153)	$(60,268)
Acquisitions of licenses, patents, plant, property and equipment	$36,595	$5,716	$52,470	$94,781

	December 31, 2022
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Total assets	$573,057	$34,440	$93,251	$700,748

	December 31, 2021
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Total assets	$484,528	$64,008	$96,845	$645,381

23. Subsequent Events

On February 14, 2023, the Company entered into a Hydrogen Development Services Agreement with Zero6, to develop and construct a hydrogen gas production facility for the provision of electric energy for NZ1. Pursuant to the agreement in 2023, the Company made an initial payment of $10.7 million to procure the required equipment, with the payment being either reimbursed upon completion of the project or used as an investment into the power generation facility. Gevo has contractual priority liens against the equipment and constructed facilities under the contract.

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

Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2022.

We have a written code of business conduct and ethics in place that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of our code of ethics is available on our website: https://investors.gevo.com/corporate/corporate-governance/. We are required to disclose certain changes to, or waivers from, that code for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our code of ethics as permitted by applicable SEC rules.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2022.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2022.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2022.

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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Form of Series 2020-A Warrant.	8-K	001-35073	July 8, 2020	4.1

4.3	Form of Series 2022-A Warrant.	8-K	001-35073	June 8 2022	4.1

4.4	Description of Securities.	10-K	001-35073	February 24, 2022	4.3

10.1†	License Agreement, dated July 12, 2005, by and between Gevo, Inc. and the California Institute of Technology.	S-1	333-168792	November 4, 2010	10.6

10.2†	Amendment No. 4, dated October 1, 2010, to the License Agreement, by and between Gevo, Inc. and the California Institute of Technology, dated July 12, 2005.	S-1	333-168792	October 21, 2010	10.10

10.3#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	June 11, 2021	10.1

10.4#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15

10.5#	Form of Restricted Shares Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.7

10.6#	Form of Stock Option Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.6

10.7#	Form of Stock Appreciation Rights Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.8

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.8#	Gevo, Inc. Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7

10.9#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1

10.10#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33

10.11#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Patrick Gruber.	S-1	333-168792	November 4, 2010	10.14

10.12#	Amendment Agreement, dated December 21, 2011, by and between Gevo, Inc. and Patrick Gruber.	8-K	001-35073	December 27, 2011	10.1

10.13#	Second Amendment Agreement, dated February 16, 2015, by and between Gevo, Inc. and Patrick Gruber.	8-K	001-35073	February 17, 2015	10.1

10.14#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Christopher Ryan.	S-1	333-168792	November 4, 2010	10.16

10.15#	Offer of Employment Letter, dated December 21,2015, by and between Gevo, Inc. and Geoffrey T. Williams, Jr.	10-Q	001-35073	May 9, 2017	10.1

10.16#	Change of Control Agreement for Geoffrey T. Williams, Jr., dated February 18, 2016.	10-Q	001-35073	May 9, 2017	10.2

10.17#	Offer Letter, dated November 9, 2019, by and between Gevo, Inc. and L. Lynn Smull.	8-K	001-35073	November 15, 2019	10.1

10.18#	Offer Letter dated February 22, 2018 by and between Gevo, Inc. and Timothy J. Cesarek	10-Q	001-35073	May 13, 2020	10.1

10.19#	Offer Letter, dated February 16, 2021, by and between Gevo Inc. and Paul Bloom.	10-Q	001-35073	May 14, 2021	10.6

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.20+†	Fuel Sales Agreement, dated October 28, 2019, by and between Gevo, Inc. and Scandinavian Airlines System.	8-K	001-35073	February 22, 2021	10.1

10.21+†	Amendment No. 1 to Fuel Sales Agreement, dated February 16, 2021, by and between Gevo, Inc. and Scandinavian Airlines System.	8-K	001-35073	February 22, 2021	10.2

10.22†	At-The-Market Offering Agreement, dated February 13, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	February 13, 2018	1.1

10.23	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated June 20, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 20, 2018	1.2

10.24†	Amendment to At-The-Market Offering Agreement, dated June 25, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 25, 2018	1.3

10.25	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated June 28, 2018, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	June 28, 2018	1.4

10.26	Amendment to At-The-Market Offering Agreement and Engagement Agreement, dated August 15, 2019, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	August 15, 2019	1.5

10.27	Amendment to At-The-Market Offering Agreement, dated December 30, 2020, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	December 30, 2020	10.1

10.28	Amendment to At-The-Market Offering Agreement, dated September 9, 2021, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-35073	September 9, 2021	10.1

10.29+	Master Framework Agreement, dated August 13, 2020, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	August 18, 2020	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.30+	Renewable Hydrocarbons Purchase and Sale Agreement, dated August 14, 2020, by and between Gevo, Inc. and Trafigura Trading LLC.	8-K	001-35073	August 20, 2020	10.1

10.31+	Base Contract for Sale and Purchase of Natural Gas, dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.1

10.32+	Special Provisions Attached to and Forming Part of the Base Contract for Sale and Purchase of Natural Gas dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.2

10.33+	Biogas Supply Addendum – Vehicle Fuel Segment-Supply Side, dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.3

10.34+	Transaction Confirmation relating to the Base Contract, by and between Gevo NW Iowa RNG, LLC and BP Canada Energy Marketing Corp.	8-K	001-35073	August 9, 2021	10.4

10.35+††	Asset Purchase Agreement, date September 21, 2021, between Butamax Advanced Biofuels LLC and Danisco US Inc., and Gevo, Inc.	8-K	001-35073	September 23, 2021	10.1

10.36	Amendment No. 1 to Renewable Hydrocarbons Purchase and Sale Agreement, date August 14, 2020, between Gevo, Inc. and Trafigura Trading LLC	8-K	001-35073	October 6, 2021	10.2

10.37+	Fuel Supply Agreement, dated December 2, 2021, by and between Gevo, Inc. and Kolmar Americas, Inc.	8-K	001-35073	December 7, 2021	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.38	Bond Financing Agreement, dated as of April 1, 2021, by and between Gevo NW Iowa RNG, LLC and the Iowa Finance Authority.	8-K	001-35073	April 15, 2021	10.1

10.39++	Letter of Credit Reimbursement Agreement, dated as of April 1, 2021, by and between Gevo, Inc. and Citibank, N.A.	8-K	001-35073	April 15, 2021	10.2

10.40+	Fuel Supply Agreement, dated March 16, 2022, by and between Gevo, Inc. and Delta Air Lines, Inc.	8-K	001-35073	March 22, 2022	10.1

10.41+	Fuel Supply Agreement, dated March 18, 2022, by and between Gevo, Inc. and British Airways plc.	8-K	001-35073	March 21, 2022	10.1

10.42+	Fuel Supply Agreement, dated July 18, 2022, by and between Gevo, Inc. and American Airlines, Inc.	8-K	001-35073	July 22, 2022	10.1

10.43++	First Amended and Restated Transaction Confirmation, by and between Gevo NW Iowa RNG, LLC BP Canada Energy Marketing Corp, and BP Products North America Inc.	10-Q	001-35073	August 8, 2022	10.2

10.44#	Gevo, Inc. Change in Control Severance Plan	8-K	001-35073	December 2, 2022	10.1

18.1	Preferability letter of independent registered public accounting firm.					X

21.1	List of Subsidiaries.					X

23.1	Consent of Grant Thornton LLP.					X

31.1	Section 302 Certification of the Principal Executive Officer.					X
31.2	Section 302 Certification of the Principal Financial Officer.					X
32.1 *	Section 906 Certifications of the Principal Executive Officer and the Principal Financial Officer.					X *
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

01.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
†Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
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

Date: March 9, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2023
Patrick R. Gruber, Ph.D.

/s/ L. LYNN SMULL	Chief Financial Officer (Principal Financial Officer)	March 9, 2023
L. Lynn Smull

/s/ ALISHER NURMAT	Vice President and Controller (Principal Accounting Officer)	March 9, 2023
Alisher Nurmat, CPA

/s/ WILLIAM H. BAUM	Chairperson of the Board of Directors	March 9, 2023
William H. Baum

/s/ RUTH I. DREESSEN	Director	March 9, 2023
Ruth I. Dreessen

/s/ GARY W. MIZE	Director	March 9, 2023
Gary W. Mize

/s/ ANDREW J. MARSH	Director	March 9, 2023
Andrew J. Marsh

/s/ JAIME GUILLEN	Director	March 9, 2023
Jaime Guillen

/s/ CAROL J. BATTERSHELL	Director	March 9, 2023
Carol J. Battershell