Form 10-Q
period 2023-03-31
Gevo, Inc.
filed 2023-05-10
CIK 1392380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2023, 237,246,223 shares of the registrant’s common stock were outstanding.

GEVO, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.
GEVO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	Note	As of March 31, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents		$342,283	$237,125
Marketable securities	4	32,897	167,408
Restricted cash (current)	5	1,032	1,032
Trade accounts receivable, net		855	476
Inventories	8	4,355	6,347
Prepaid expenses and other current assets	6	4,985	3,034
Total current assets		386,407	415,422
Property, plant and equipment, net	9	183,862	176,872
Restricted cash (non-current)	5	76,736	77,219
Operating right-of-use assets	7	1,285	1,331
Finance right-of-use assets	7	217	219
Intangible assets, net	10	7,400	7,691
Deposits and other assets	11	32,787	21,994
Total assets		$688,694	$700,748
Liabilities
Current liabilities
Accounts payable and accrued liabilities	12	$24,931	$24,760
Operating lease liabilities (current)	7	421	438
Finance lease liabilities (current)	7	59	79
Loans payable (current)	13	152	159
Total current liabilities		25,563	25,436
2021 Bonds payable, net	13	67,408	67,223
Loans payable (non-current)	13	126	159
Operating lease liabilities (non-current)	7	1,392	1,450
Finance lease liabilities (non-current)	7	184	183
Other liabilities (non-current)		560	820
Total liabilities		95,233	95,271
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 237,261,164 and 237,166,625 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively.		2,373	2,372
Additional paid-in capital		1,264,203	1,259,527
Accumulated other comprehensive loss		(115)	(1,040)
Accumulated deficit		(673,000)	(655,382)
Total stockholders' equity		593,461	605,477
Total liabilities and stockholders' equity		$688,694	$700,748

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Note	Three Months Ended March 31,
		2023	2022
Total operating revenues	2, 19	$4,060	$232
Operating expenses:
Cost of production	14	4,425	3,090
Depreciation and amortization	9, 10	4,575	1,442
Research and development expense	14	1,198	1,192
General and administrative expense	14	10,761	9,367
Project development costs	14	2,959	1,096
Facility idling costs		999	—
Total operating expenses	14	24,917	16,187
Loss from operations		(20,857)	(15,955)
Other income (expense)
Interest expense		(539)	(2)
Investment income		3,067	252
Other income, net		711	32
Total other income, net		3,239	282
Net loss		$(17,618)	$(15,673)
Net loss per share - basic and diluted		$(0.07)	$(0.08)
Weighted-average number of common shares outstanding - basic and diluted	3	237,260,681	201,925,747

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Note	Three Months Ended March 31,
		2023	2022
Net loss		$(17,618)	$(15,673)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	4	925	(973)
Comprehensive loss		$(16,693)	$(16,646)

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share amounts)

		Three Months Ended March 31, 2023 and 2022
		Common Stock		Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Note	Shares	Amount
Balance, December 31, 2022		237,166,625	$2,372	$1,259,527	$(1,040)	$(655,382)	$605,477
Non-cash stock-based compensation	14	—	—	4,677	—	—	4,677
Stock-based awards and related share issuances, net	18	94,539	1	(1)	—	—	—
Other comprehensive income		—	—	—	925	—	925
Net loss		—	—	—	—	(17,618)	(17,618)
Balance, March 31, 2023		237,261,164	$2,373	$1,264,203	$(115)	$(673,000)	$593,461

Balance, December 31, 2021		201,988,662	$2,020	$1,103,224	$(614)	$(557,375)	$547,255
Issuance of common stock upon exercise of warrants	18	4,677	—	3	—	—	3
Non-cash stock-based compensation	14	—	—	4,044	—	—	4,044
Stock-based awards and related share issuances, net	18	(240,617)	(1)	(220)	—	—	(221)
Other comprehensive loss		—	—	—	(973)	—	(973)
Net loss		—	—	—	—	(15,673)	(15,673)
Balance, March 31, 2022		201,752,722	$2,019	$1,107,051	$(1,587)	$(573,048)	$534,435

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Note	Three Months Ended March 31,
		2023	2022
Operating Activities
Net loss		$(17,618)	$(15,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14	4,677	4,258
Depreciation and amortization	9, 10	4,575	1,442
Amortization of marketable securities (discount) premium		(114)	1,150
Other noncash expense		234	139
Changes in operating assets and liabilities:
Accounts receivable		(379)	810
Inventories	8	1,650	16
Prepaid expenses and other current assets, deposits and other assets	6, 11	(12,852)	(2,367)
Accounts payable, accrued expenses and non-current liabilities	12	381	(2,269)
Net cash used in operating activities		(19,446)	(12,494)
Investing Activities
Acquisitions of property, plant and equipment	9	(11,434)	(31,218)
Acquisition of patent portfolio	10	—	(10)
Proceeds from sale and maturity of marketable securities	4	135,550	71,082
Proceeds from sale of property, plant and equipment	9	67	—
Purchase of marketable securities	4	—	(31,993)
Net cash provided by investing activities		124,183	7,861
Financing Activities
Proceeds from exercise of warrants	18	—	3
Net settlement of common stock under stock plans	14	—	(220)
Payment of debt	13	(39)	(103)
Payment of finance lease liabilities	7	(23)	—
Net cash used in financing activities		(62)	(320)
Net increase (decrease) in cash and cash equivalents		104,675	(4,953)
Cash, cash equivalents and restricted cash at beginning of period		315,376	136,033
Cash, cash equivalents and restricted cash at end of period		$420,051	$131,080

	Three Months Ended March 31,
Schedule of cash, cash equivalents and restricted cash	2023	2022
Cash and cash equivalents	$342,283	$44,626
Restricted cash (current)	1,032	16,216
Non-current restricted cash	76,736	70,238
Total cash, cash equivalents and restricted cash	$420,051	$131,080

	Three Months Ended March 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2023	2022
Cash paid for interest, net of amounts capitalized	$515	$(514)
Non-cash purchase of property, plant and equipment	$13,277	$7,530

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

The Company is focused on transforming renewable energy into energy-dense liquid drop-in hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel ("SAF") and other fuels and chemicals, with the potential to achieve a “net-zero” GHG, or even carbon negative footprint measured by the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the "GREET Model") to measure, predict and verify GHG emissions across the life-cycle. Our “net-zero” concept means production of drop-in hydrocarbon fuels by using sustainably grown feedstocks (e.g., low till, no-till and dry corn cultivation), renewable and substantially decarbonized energy sources, resulting in a net-zero carbon footprint from the full life cycle of the fuel measured from the capture of renewable carbon through the burning of the fuel.

Gevo's primary market focus, given current demand and growing customer interest, is SAF. The Company believes it also has commercial opportunities for other renewable hydrocarbon products, such as (i) renewable natural gas, also known as biogas (“RNG”), (ii) hydrocarbons for gasoline blendstocks and diesel fuel, and (iii) plastics, materials and other chemicals. We are engaged in technology, process and intellectual property development targeted to large scale deployment of net-zero hydrocarbon fuels and chemicals. We are developing the marketplace and customers for SAF and other related products. We also are engaged as a developer and enabler/licensor for large scale commercial production, and we expect to be a co-investor on certain projects. Gevo's business model is that of a developer of projects, a licensor, process technology developer, and operator of certain assets in the future.

Net-Zero Projects

In early 2021, we announced the concept of “Net-Zero Projects” as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (e.g., photosynthetic, wind, RNG) from a variety of sources into energy dense liquid hydrocarbons that, when burned in traditional engines, has the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and burnt as a fuel for planes, cars, trucks and ships. As announced in February 2022, and as a result of our agreement and relationship with Axens North America, Inc. (“Axens”), Gevo made the decision to utilize Axens’ ethanol fermentation technology instead of our proprietary isobutanol fermentation technology to produce sustainable aviation fuel and other renewable hydrocarbon products in our Net-Zero Projects.

Our initial Net-Zero Project, Net-Zero 1 (“NZ1"), is expected to be located in Lake Preston, South Dakota, and is being currently designed to produce approximately 65 million gallons per year ("MGPY") of total hydrocarbon volumes, including 60 MGPY of SAF. Along with the hydrocarbons, NZ1 is being designed to produce approximately 1,390 million pounds per year of high-value protein products for use in the food chain and more than 34 million pounds per year of corn oil. Our products will be produced in three steps; the first step is milling the corn and the production of protein, oil, and carbohydrates, the second step produces alcohols using fermentation and the third step is the conversion of the alcohols into hydrocarbons.

We also are developing other commercial production projects for SAF at other locations in the United States where we expect to use the design of the ethanol-to-jet plant of Lake Preston. Gevo expects to play the role of developer and licensor; and, depending upon circumstances, partial owner of these projects.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
Renewable Natural Gas Facilities

Gevo's RNG facilities in Northwest Iowa ("NW Iowa RNG") are owned by Gevo NW Iowa RNG, LLC, and produce RNG captured from dairy cow manure. The manure is supplied by three local dairies that have over 20,000 milking cows in total. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. Gevo NW Iowa RNG, LLC sells the produced RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, "BP"). In addition, NW Iowa RNG generates and sells Low Carbon Fuel Standard ("LCFS") credits as well as D3 Renewable Identification Numbers ("RINs") through the production of RNG (collectively, "environmental attributes").

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X assuming the Company will continue as a going concern. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the three months ended, March 31, 2023, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The financial statements at December 31, 2022, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2022 (the "2022 Annual Report").

Reclassifications. The Company reclassified certain prior period amounts to conform to the current period presentation. The reclassifications included the categorization of depreciation and amortization on the Consolidated Statements of Operations and had no impact on total revenues, total operating expenses, net loss or stockholders' equity for any period.

2.Revenues from Contracts with Customers and Other Revenues

The Company’s revenues are primarily comprised of the sale of RNG and related environmental attributes produced at the NW Iowa RNG facility under long-term contracts with customers. Revenue is recognized at a point in time when the Company transfers the product to its customer. The customer obtains control of the product upon RNG delivery into gas pipeline system, whereas the title and control for the environmental attributes are transferred to the customer subsequent to the issuance of such attributes by the relevant regulatory agency. The Company generally has a single performance obligation in our arrangements with customers. The Company’s performance obligation related to the sales of RNG and related environmental attributes are satisfied at a point in time upon delivery to the customer.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended March 31,
Major Goods/Service Line	2023	2022
Ethanol sales and related products, net	$—	$169
Hydrocarbon revenue	397	63
Renewable natural gas commodity	130	—
Environmental attribute revenue	3,533	—
Total operating revenue	$4,060	$232

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon quoted market prices at the time of delivery.

The Company recorded limited revenues from its development-scale plant, the Luverne Facility, during the three months ended March 31, 2023, and 2022. These revenues were promotional in nature and from customer contracts for ethanol sales and related products and hydrocarbon revenues, which included SAF, isooctene, and isooctane. These products were sold mostly on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share. Therefore 58,651 and 72,434 of dilutive common stock equivalents have been excluded for the three months ended March 31, 2023 and 2022, respectively, as the Company is in a net loss position. See Notes 14 and 18 for all outstanding options and warrants that were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options and warrants exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(17,618)	$(15,673)
Basic weighted-average shares outstanding	237,260,681	201,925,747
Net loss per share - basic and diluted	$(0.07)	$(0.08)

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
4.Marketable Securities

The Company's investments in marketable securities are stated at fair value and are available for sale. The following table summarizes the Company's investments in marketable securities (in thousands) as of:

	March 31, 2023
	Amortized Cost Basis	Gross Unrealized Losses	Fair Value
Marketable securities (current)
U.S. Treasury notes	$11,005	$(61)	$10,944
U.S. Government-sponsored enterprise securities	22,007	(54)	21,953
Total marketable securities (current)	$33,012	$(115)	$32,897

	December 31, 2022
	Amortized Cost Basis	Gross Unrealized Losses	Fair Value
Marketable securities (current)
U.S. Treasury notes	$56,418	$(344)	$56,074
U.S. Government-sponsored enterprise securities	112,030	(696)	111,334
Total marketable securities (current)	$168,448	$(1,040)	$167,408

The cost of securities sold is based upon the specific identification method. Interest receivable related to the marketable securities of $0.2 million was included within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets as of March 31, 2023.

Interest income from marketable securities totaled $0.6 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively, and is included in "Investment income" in the Consolidated Statements of Operations.

5.Restricted Cash

Current and non-current restricted cash of $77.8 million consists of amounts held as collateral for letters of credit to provide financing support for development and construction of the NW Iowa RNG and NZ1 projects and interest earned on restricted cash.

The Company entered into an irrevocable direct pay letter of credit (the "Bond Letter of Credit") with Citibank N.A ("Citibank") in April 2021 to support the 2021 Bonds (as defined below) for the development and construction of NW Iowa RNG. See Note 13, Debt, for additional information on the 2021 Bonds. The Bond Letter of Credit has a 0.5% annual fee and expires April 4, 2024 (unless terminated earlier). The Company deposited $71.2 million with Citibank as restricted cash to secure any amounts drawn under the Bond Letter of Credit. The Company is entitled to receive interest income on the restricted cash. As of March 31, 2023, no amounts have been drawn under the Bond Letter of Credit.

The proceeds from issuance of the 2021 Bonds recorded as restricted cash are maintained by the Trustee (as defined below) under the Indenture (as defined below) and are released to the Company to pay costs of the construction of NW Iowa RNG. The Company has used all bond proceeds for the project as of March 31, 2023.

In September 2022, the Company entered into a Pledge and Assignment agreement with Citibank to provide credit support in the form of a letter of credit (the “Power Letter of Credit”) from Citibank to a local electric utility company in order to induce the utility company to design and construct the power transmission and distribution facilities that will serve NZ1. The Company deposited $6.6 million of restricted cash in an account with Citibank to collateralize the Power Letter

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
of Credit, which has a 0.3% annual fee and expires September 30, 2024 (unless terminated earlier). As of March 31, 2023, no amounts have been drawn under the Power Letter of Credit.

6.Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid expenses and other current assets (in thousands) as of:

	March 31, 2023	December 31, 2022
Prepaid insurance	$1,744	$911
Interest receivable	1,219	514
Prepaid feedstock	1,097	1,097
Prepaid other	925	512
Total prepaid expenses and other current assets	$4,985	$3,034

7.Leases, Right-of-Use Assets and Related Liabilities

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

The following tables present the (i) other quantitative information and (ii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Three Months Ended March 31,
	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$23	$1
Operating cash flows from operating leases	$74	$287
Finance cash flows from finance leases	$2	$1
Weighted-average remaining lease term, finance lease (months)	308	314
Weighted-average remaining lease term, operating leases (months)	61	68
Weighted-average discount rate - finance leases (1)	12%	11%
Weighted-average discount rate - operating leases (1)	5%	5%
(1)Our leases do not provide an implicit interest rate; we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

Year Ending December 31,	Operating Leases	Finance Leases
2023 (remaining)	$454	$30
2024	305	31
2025	315	25
2026	324	25
2027	334	25
2028 and thereafter	373	571
Total	2,105	707
Less: amounts representing present value discounts	(292)	(464)
Total lease liabilities	1,813	243
Less: current portion	(421)	(59)
Non-current portion	$1,392	$184

8.Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	March 31, 2023	December 31, 2022
Raw materials
Consumables	$29	$29
Catalyst	77	139
Finished goods
SAF, Isooctane, Isooctene and other	1,061	1,457
Isobutanol	124	124
Work in process
Environmental attributes, net of allowance of $2,122 and $2,378, respectively	2,656	4,193
Jet fuel	51	51
Spare parts	357	354
Total inventories	$4,355	$6,347

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

During the three months ended March 31, 2023, the Company did not adjust its finished goods and work in process inventory, excluding environmental attributes, to net realizable value. During the three months ended March 31, 2022, the Company adjusted its finished goods and work in process inventory to net realizable value and recorded a loss of $2.9 million in cost of production.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
9.Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	March 31, 2023	December 31, 2022
Land	$6,452	$6,452
Plant facilities and infrastructure	76,875	76,900
Machinery and equipment	88,002	87,248
Furniture and office equipment	2,990	2,977
Software	2,217	2,217
Construction in progress	82,780	72,717
Total property, plant and equipment	259,316	248,511
Less: accumulated depreciation and amortization	(75,454)	(71,639)
Property, plant and equipment, net	$183,862	$176,872

The Company recorded depreciation expenses of $4.2 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.

Construction in progress includes $28.9 million for Gevo, $11.4 million for the Agri-Energy segment ("Agri-Energy") related to a fractionation and hydrocarbon skid, $1.6 million for NW Iowa RNG and $40.9 million for NZ1 at March 31, 2023. Construction in progress includes $25.9 million for Gevo, $11.4 million for Agri-Energy, $1.0 million for NW Iowa RNG and $34.4 million for NZ1 at December 31, 2022. Construction in progress is not subject to depreciation until the assets are placed into service. At March 31, 2023, construction in progress included accruals of $13.3 million.

Borrowing costs. Borrowing costs directly attributable to acquisition and construction of an asset are capitalized until it is completed and ready for its intended use, and thereafter are recognized in profit or loss for the period. The Company did not capitalize interest expense during the three months ended March 31, 2023, and capitalized $0.5 million of interest expense for the three months ended March 31, 2022.

10.Intangible Assets

Identifiable intangible assets consist of patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo's products.

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, net	Weighted-Average Useful Life (Years)
Patents	$4,580	$(1,184)	$3,396	7.4
Defensive assets	4,900	(896)	4,004	8.4
Intangible assets	$9,480	$(2,080)	$7,400	7.9

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Weighted-Average Useful Life (Years)
Patents	$4,580	$(1,039)	$3,541	7.4
Defensive assets	4,900	(750)	4,150	8.4
Intangible assets	$9,480	$(1,789)	$7,691	7.9

The Company recorded amortization expense of $0.3 million for each of the three months ended March 31, 2023 and 2022.

The following table details the estimated amortization of intangible assets as of March 31, 2023 (in thousands):

Year Ending December 31,	Patents	Defensive Assets	Total
2023 (remaining)	$437	$439	$876
2024	582	586	1,168
2025	582	586	1,168
2026	582	586	1,168
2027	582	586	1,168
2028 and thereafter	631	1,221	1,852
Total intangible assets	$3,396	$4,004	$7,400

11.Deposits and Other Assets

The following table sets forth the components of the Company's deposits and other assets (in thousands) as of:

	March 31, 2023	December 31, 2022
Deposits (1)	$276	$276
Prepaid feedstock (2)	1,175	934
Equity interest (3)	1,500	1,500
Exclusivity fees (4)	2,522	2,522
Deposits receivable (5)	18,961	8,302
Other assets, net (6)	8,353	8,460
Total deposits and other assets	$32,787	$21,994

(1)Deposits for legal services and products for NZ1.
(2)Prepaid feedstock fees, non-current, for the production of RNG.
(3)The Company directly holds a 4.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. ("Zero6"), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Zero6's stock, subject to impairment. The equity interest in Zero6 is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC ("RCWF"), a Zero6 subsidiary, see Note 16, Commitments and Contingencies, for additional information.
(4)Axens will provide certain alcohol-to-SAF technologies and services exclusively provided to the Company which may be offset against future license fees subject to the delivery of a process design package.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
(5)Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce the contractor to design and construct the power generation, transmission and distribution facilities that will serve NZ1, $5.5 million of which will be either reimbursed or used as an investment into wind generation facility and the remaining $13.5 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(6)Payments which were allocated to the non-lease fuel supply, primarily related to sand separation systems, to support NW Iowa RNG fuel supply agreements prior to commencement of operations, being amortized over the life of the project.

12.Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company's accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands) as of:

	March 31, 2023	December 31, 2022
Accounts payable	$3,858	$5,009
Accrued liabilities	16,193	12,594
Accrued payroll and related benefits	4,505	5,105
Accrued sales and use tax	375	2,052
Total accounts payable and accrued liabilities	$24,931	$24,760

13.Debt

2021 Bond Issuance

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority (the "Authority") issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the "2021 Bonds") for NW Iowa RNG. The bond proceeds were used as a source of construction financing alongside equity from the Company. The 2021 Bonds were issued under a Trust Indenture dated April 1, 2021 (the "Indenture") between the Authority and Citibank, N.A. as trustee (the "Trustee"). The 2021 Bonds mature April 1, 2042. The bonds bear interest at 1.5% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually on January 1 and July 1 of each year. The effective interest rate is 1.0%. The 2021 Bonds are supported by the $71.2 million Bond Letter of Credit; see Note 5, Restricted Cash. The Trustee can draw sufficient amounts on the Bond Letter of Credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The 2021 Bonds became callable and re-marketable on October 1, 2022. If the 2021 Bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the Bond Letter of Credit to repay the 2021 Bonds in their entirety at the purchase price. As of March 31, 2023, no amounts have been drawn under the Bond Letter of Credit.

The 2021 Bonds were issued at a premium of $0.8 million and debt issuance costs were $3.0 million. The bond debt is classified as non-current debt and is presented net of the premium and issuance costs, which are being amortized over the life of the 2021 Bonds using the interest method. As of March 31, 2023 and December 31, 2022, the premium balance and the debt issuance cost net of amortization were $0.3 million, $0.4 million, $1.0 million, and $1.3 million, respectively.

Loans Payable

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration's Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the "SBA Loans").

In April 2021, the entire balance of $0.5 million of the Company's and $0.1 million of Agri-Energy's loans and accrued interest obtained through the SBA PPP were forgiven. The remaining SBA Loan for Agri-Energy totals $0.2 million, bears interest at 1.0% per annum and matures in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021, and are payable through April 2025.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The summary of the Company's debt is as follows (in thousands) as of:

	Interest Rate			Maturity Date			March 31, 2023	December 31, 2022
2021 Bonds, net	1.5%			April 2042			$67,408	$67,223
SBA Loans	1.0%			April 2025			200	224
Equipment	4%	to	5%	December 2023	to	December 2024	78	94
Total debt							67,686	67,541
Less: current portion							(152)	(159)
Non-current portion							$67,534	$67,382

Future payments for the Company's debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2023 (remaining)	$120
2024	67,537
2025	29
Total debt	$67,686

14.Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the "2010 Plan"), and the Employee Stock Purchase Plan (the "ESPP").

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In June 2021, upon approval of the stockholders at the 2021 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 22,980,074 shares. At March 31, 2023, 4,109,441 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Equity Classified Awards
Cost of production	$18	$193
General and administrative	3,923	3,494
Other	736	357
Total equity classified awards	4,677	4,044
Liability Classified Awards
General and administrative	—	214
Total liability classified awards	—	214
Total stock-based compensation	$4,677	$4,258

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the three months ended March 31, 2023, were as follows:

	Number of Options	Weighted-Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	5,945,321	$4.65	9.6	$—
Granted	55,918	$2.12		$—
Canceled or forfeited	(26,173)	$8.04		$—
Exercised	—	$—		$—
Options outstanding at March 31, 2023	5,975,066	$4.62	9.1	$—
Options vested and expected to vest at March 31, 2023	1,492,796	$5.26	0.5	$—

(1)Exercise price of options outstanding range from $2.12 to $11,160 as of March 31, 2023. The higher end of the range is due to the impact of several reverse stock splits during the years 2015 to 2018, subsequent to certain option grants, and relates to awards that expire during 2023.

As of March 31, 2023, the total unrecognized compensation expense, net of estimated forfeitures, relating to stock options was $11.6 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.9 years.

Restricted stock. Non-vested restricted stock awards and the changes during the three months ended March 31, 2023, were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	5,254,457	$3.94
Granted	89,334	$1.89
Vested and issued	—	$—
Canceled or forfeited	(7,295)	$3.39
Non-vested at March 31, 2023	5,336,496	$3.91

As of March 31, 2023, the total unrecognized compensation expense, net of estimated forfeitures, relating to restricted stock awards was $14.3 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.8 years. As of March 31, 2023, there are no liability-classified restricted stock awards.

15.Income Taxes

The Company has incurred operating losses since inception; therefore no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of a deferred tax asset as it relates to income taxes.

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

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2023, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2023.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG project. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Praj Commitment. In June 2021 the Company contracted with a manufacturer in India to build a fractionation and hydrocarbon skid for $10.2 million. The remaining commitment for the contract is $3.6 million as of March 31, 2023.

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

Additionally, the Company's investment in Zero6, see Note 11 above, is pledged separately as collateral for two commitments for the purchase of wind electricity for the Luverne Facility, as well as the purchase of 100% of RCWF's renewable energy credits. Gevo has a commitment to purchase all of RCWF's electricity. The portion not used by the Luverne Facility is charged to the Company at a lower price.

The estimated commitments as of March 31, 2023, and thereafter are shown below (in thousands):

	December 31,						Total
	2023 (remaining)	2024	2025	2026	2027	2028 and thereafter
Fuel Supply Payments	$2,309	$2,408	$1,702	$1,718	$1,736	$28,263	$38,136
Zero6 Commitment	222	322	6,747	—	—	—	7,291
Praj Commitment	3,600	—	—	—	—	—	3,600
Renewable Energy Credits	114	152	152	152	152	1,877	2,599
Electricity Above Use (Est.)	234	321	332	345	357	5,498	7,087
Total	$6,479	$3,203	$8,933	$2,215	$2,245	$35,638	$58,713

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
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

The carrying value and fair value, by fair value hierarchy, of the Company's financial instruments at March 31, 2023, and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements at March 31, 2023
	Fair Value at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$342,283	$342,283	$—	$—
Marketable securities	$32,897	$32,897	$—	$—

		Fair Value Measurements at December 31, 2022
	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$237,125	$237,125	$—	$—	$—
Marketable securities	$167,408	$167,408		$—	$—

(1)Cash and cash equivalents includes $317.3 million and $200.7 million invested in J.P Morgan U.S. government money market funds as of March 31, 2023 and December 31, 2022, respectively.

The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2022, and March 31, 2023.

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the 2021 Bonds was assumed to be April 1, 2024 (three years from issuance) with repayment of 100% of principal on that date. The impact of the Company's optional redemption feature, effective October 1, 2022, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the 2021 Bonds as of March 31, 2023, are summarized as follows (in thousands):

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Carrying Value	Estimated Fair Value
2021 Bonds	$67,408	$65,334

18.Stockholders' Equity

Share Issuances

In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time to time. In 2021, the at-the-market offering program was amended to provide a total capacity of $500.0 million. As of March 31, 2023, the Company has remaining capacity to issue up to approximately $360.6 million of common stock under the at-the-market offering program.

On June 8, 2022, the Company completed a registered direct offering ("the June 2022 Offering") of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of March 31, 2023, none of the Series 2022-A Warrants had been exercised.

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

The Series 2022-A Warrants and Series 2020-A Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable and will expire five years from the date of issuance, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Series 2022-A Warrants and Series 2020-A Warrants do not provide any guarantee of value or return. The Company valued the Series 2022-A Warrants and Series 2020-A Warrants at issuance using the Black-Scholes option pricing model. The fair value at the issuance date of the Series 2022-A Warrants was $92.9 million with the key inputs to the valuation model including a weighted average volatility of 151.1%, a risk-free rate of 2.86% and an expected term of five years. The fair value at the issuance date of the Series 2020-A Warrants was $8.3 million with the key inputs to the valuation model including a weighted average volatility of 130%, a risk-free rate of 0.30% and an expected term of five years.

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

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
The following table sets forth information pertaining to shares issued upon the exercise of warrants:

	Issuance Date	Expiration Date	Exercise Price as of March 31, 2023	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of March 31, 2023	Shares Underlying Warrants Outstanding as of March 31, 2023
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,914,069	85,931
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				63,333,336	29,914,069	33,419,267

(1)Equity-classified warrants.

During the three months ended March 31, 2023, no warrants were exercised.

19.Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company has organized its operations and activities into three reportable segments: (i) Gevo segment; (ii) Agri-Energy segment; and (iii) Renewable Natural Gas segment. Transactions between segments are eliminated in consolidation.

Gevo segment. The Gevo segment is responsible for all research and development activities related to transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a “net-zero” greenhouse gas ("GHG") footprint; commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The Gevo segment also develops, maintains and protects its intellectual property portfolio, provides corporate oversight services, and is responsible for development and construction of our Net-Zero Projects.

Agri-Energy segment. The Agri-Energy segment is currently responsible for the operation of the Company’s Luverne Facility and the development and optimization of the production of isobutanol, ethanol and related products.

Renewable Natural Gas segment. The Renewable Natural Gas segment produces pipeline quality methane gas captured from dairy cow manure.

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31, 2023
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues	$397	$—	$3,663	$4,060
Loss from Operations	$(15,499)	$(3,147)	$(2,211)	$(20,857)
Acquisitions of patents, plant, property and equipment	$9,977	$—	$1,457	$11,434

	Three Months Ended March 31, 2022
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Revenues	$63	$169	$—	$232
Loss from Operations	$(12,124)	$(3,808)	$(23)	$(15,955)
Acquisitions of patents, plant, property and equipment	$4,438	$3,947	$10,393	$18,778

	March 31, 2023
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Total assets	$560,914	$32,109	$95,671	$688,694

	December 31, 2022
	Gevo	Agri-Energy	Renewable Natural Gas	Consolidated
Total assets	$573,057	$34,440	$93,251	$700,748

GEVO, INC.
Notes to Consolidated Financial Statements
(unaudited)
20.Subsequent Events

Recent Agreements. On May 5, 2023, Gevo entered into a Side Agreement (the "Side Agreement") with Axens, which modifies the exclusivity provisions contained in the Company's existing agreement with Axens, permitting Axens to provide certain services and grant certain licenses relating to the conversion of ethanol to hydrocarbons fuels via dehydration, oligomerization, and saturation in certain areas of the Midwest to Phillips 66 Company (“P66”), Archer-Daniels-Midland Company (“ADM” and together with P66, the "Potential Partners"), or a joint venture entity between ADM and P66 (the "JV"). In connection with the Side Agreement, and as consideration for Gevo to share Axens’ technology with P66 and ADM, Gevo, P66 and ADM entered into a Technology Access Agreement, dated as of May 5, 2023 (the “TAA”). As consideration for Gevo entering into the TAA and the Side Agreement, the Potential Partners shall cause the applicable JV to pay Gevo certain milestone payments in connection with the development and production of the hydrocarbon fuels, expected to equal to $50 million if all milestones are achieved. Additionally, the Potential Partners will cause the applicable JV to make royalty payments to Gevo on such renewable hydrocarbons produced during a certain period (subject to a cap) and described in the TAA. The royalty payments are expected to equal at least $75 million if certain conditions and production milestones are achieved.

LG Chem Agreement. In April 2023, Gevo entered into a joint development agreement with LG Chem, Ltd. ("LG Chem") to develop bio-propylene for renewable chemicals using Gevo’s Ethanol-to-Olefins ("ETO") technology. Under the terms of the agreement, Gevo will provide the core enabling technology it has developed for renewable olefins to be produced from low-carbon ethanol and together the parties will collaborate to accelerate the pilot research, technical scale-up, and commercialization of bio-propylene. LG Chem is expected to bear all scale-up costs for chemicals, in addition to remitting certain payments to Gevo of $1.3 million in the second quarter of 2023, and $1.2 million over the next two years to help defray a portion of the costs associated with the joint development efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our results of operation and liquidity, our ability to finance, develop, and construct our Net-Zero Projects (as defined below), as well as other growth projects, our ability to produce our products, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or "net-zero" carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero Projects and elsewhere, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce sustainable aviation fuel ("SAF") and other products, our ability to raise additional funds to finance our business, our ability to perform under our existing offtake agreements and other sales agreements we may enter into in the future, our ability to successfully operate our renewable natural gas, also known as biogas ("RNG") facilities in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF development and production, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States ("U.S.") Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”), including Item 1A. "Risk Factors" of our 2022 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Unless the context requires otherwise, in this Report the terms "Gevo", “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its wholly owned, direct and indirect subsidiaries.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures in our 2022 Annual Report.

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

We are focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a “net-zero” greenhouse gas ("GHG") footprint. We believe that this addresses the global need of reducing GHG emissions with "drop in" sustainable alternatives to petroleum fuels. We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the "GREET Model") to measure, predict and verify GHG emissions across the life-cycle of our products. Our “net-zero” concept means the production of drop-in hydrocarbon fuels by using sustainably grown feedstocks (e.g., low till, no-till and dry corn cultivation), renewable and substantially decarbonized energy sources, resulting in a net-zero carbon footprint from the full life cycle of the fuel measured from the capture of renewable carbon through the burning of the fuel.

Our primary market focus, given current demand and growing customer interest, is SAF. We believe we also have additional commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The global fuel consumption by commercial airlines continues to remain strong, with global fuel consumption in the past few years ranging from 52 billion gallons to 60 billion gallons.

We believe that there is a growing and significant market demand for SAF production generally based on a number of factors, including:

●	The Biden administration launched a new Sustainable Aviation Fuel Grand Challenge (the "Challenge") to meet the demand for sustainable aviation fuels by working with stakeholders to reduce costs, enhance sustainability, and expand production and use of sustainable aviation fuels which achieve a minimum of a 50% reduction in life cycle GHGs compared to conventional fuel. In addition, the Challenge will adopt the goal of supplying at least 3 billion gallons of SAF per year by 2030 and, by 2050, sufficient SAF to meet 100% of aviation fuel demand, which is currently projected to be around 35 billion gallons per year.
●
The International Air Transport Association ("IATA") 77th Annual General Meeting approved a resolution for the global air transport industry to achieve net-zero carbon emissions by the year 2050. IATA has 302 airline members, including Alaska Airlines, American Airlines, Delta Air Lines, FedEx Express, United Airlines and UPS Airlines.

●
Delta Air Lines committed to spending $1 billion through 2030 with an objective of mitigating emissions from its global business going forward. Delta will invest in innovation, advancing clean air travel technologies, accelerating the reduction of carbon emissions and waste, and establishing new projects to mitigate the balance of emissions.

●	The oneworld® alliance committed to a target of 10% SAF use across the alliance by 2030 and plans to reach net-zero emissions by 2050.
●	The World Economic Forum's Clean Skies for Tomorrow Coalition, a group of airlines, airports, fuel suppliers and other industry stakeholders working to advance the transition to net-zero flying, has announced a joint goal to achieve a blend of 10% SAF in global jet fuel by 2050.

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

Our SAF production process uses carbohydrates as a feedstock. Carbohydrates are plant matter that result from photosynthesis. Photosynthesis is the natural process by which carbon dioxide is captured from the air by plants. The carbon in carbohydrates is renewable because its source is carbon dioxide from the atmosphere. The carbohydrates are fermented to produce alcohol-based intermediate products (e.g., ethanol or isobutanol). The alcohol-based intermediates are then chemically processed to make renewable hydrocarbons. To achieve net-zero carbon intensity ("CI") across the whole life cycle of the products, we believe:

●	carbohydrates with a low CI score must be used in production;
●	the energy (electricity and heat source) used in production must be de-fossilized; and
●	the products cannot contain fossil-based carbon.

We believe sustainably grown industrial field corn (e.g., corn that is grown with precision agricultural techniques and low-till or no till cultivation to conserve nutrients, prevent water runoff, and erosion) is the best feedstock to commercialize for SAF initially because:

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

Net-Zero Projects

In early 2021, we announced the concept of "Net-Zero Projects" as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. As announced in February 2022, and as a result of our agreement and relationship with Axens North America, Inc. (“Axens”), Gevo made the decision to utilize Axens’ ethanol fermentation technology instead of our proprietary isobutanol fermentation technology to produce sustainable aviation fuel and other renewable hydrocarbon products in our Net-Zero Projects.

Our initial Net-Zero Project, Net-Zero 1 ("NZ1"), is expected to be located in Lake Preston, South Dakota, and is being currently designed to produce approximately 65 million gallons per year ("MGPY") of total hydrocarbon volumes, including 60 MGPY of SAF, which would fulfill part of our approximately 400 MGPY of SAF and hydrocarbon supply agreements. The liquid hydrocarbons, when burned, are expected to have a “net-zero” GHG footprint. Along with the hydrocarbons, NZ1 is expected to produce approximately 1,390 million pounds per year of high-value protein products for use in the food chain and more than 34 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn to produce the carbohydrates needed for the production of SAF while simultaneously enabling the production of protein and oil; the second step produces alcohols using carbohydrate-based fermentation; and the third step is the conversion of the alcohols into hydrocarbons.

We have an exclusive license in the U.S. from Axens to the technology and plant designs to convert alcohols to hydrocarbon fuels. Axens will also provide certain process guarantees for our production process. Additionally, Axens has extensive commercial experience in the technology, design, and deployment of the unit operations needed to convert alcohols to hydrocarbon fuels, based on their experience in the petrochemical industry. The fermentation side of the facility is being engineered with Fluid Quip Technologies, who has extensive experience in fermentation and agriculture-based facilities. We believe that by using known commercial technologies, the plant design risk is substantially decreased.

The NZ1 project development is proceeding and engineering work for NZ1 continues. Based on current information, the installed cost for NZ1 is currently forecasted to be approximately $850 million, excluding certain contingencies and financing costs. Upon receiving an invitation from the U.S. Department of Energy ("DOE"), we submitted The Part Two Application for a DOE loan guarantee for a direct lending from Federal Financing Bank. This DOE guarantee lending facility is expected to offer the lowest cost of debt for the project.

We currently expect to finance the construction of NZ1 at the subsidiary level using a combination of our own capital and third-party capital. The Company expects to retain a carried equity interest in the project and may invest equity in the project using the proceeds from the reimbursement of the Company’s NZ1 development expenditures. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s minority ownership in NZ1 under this expected financing structure which would allow us to conserve and redeploy our capital on other growth projects, including our Net-Zero 2 project ("NZ2"). We currently expect to apply similar development and financing approaches to NZ2 and future Net-Zero Projects to enable growth of SAF production to meet demand for SAF.

In order to achieve full construction financing for NZ1, we need to secure third-party equity and debt. Given the current interest rate environment and general macroeconomic conditions, a DOE-guaranteed loan is our most attractive debt option. We expect that obtaining a DOE-guaranteed loan will have the benefit of reducing the overall amount of equity required to finance NZ1 and should result in higher project equity returns for investors which should increase the likelihood of Gevo successfully financing NZ1. However, the DOE loan application process is expected to carry into 2024. We expect that our NZ1 plant start-up date will occur twenty-four to thirty months after the financing of NZ1 closes, the timing of which is uncertain. In parallel with the DOE-guaranteed loan process, we continue to explore financing NZ1 without the benefit of the DOE-guaranteed loan.

We are doing extra engineering work on the NZ1 plant design with a focus on increasing the modularization of its component parts. This means that we expect that the process equipment would be built into modules at a factory, then the modules would be assembled onsite at NZ1, with the goal of minimizing specialized field work typical in plant construction of this type. This approach is expected to help de-risk the cost of, and access to, skilled labor at the site and reduce the supply chain constrictions for some of our long-lead equipment. Increasing the modularization of the plant design is also expected to reduce our spend in advance of securing a third-party equity investor in NZ1.

We are evaluating and performing early site development work at several sites in the U.S. for our second Net-Zero Project, NZ2. These sites include several greenfield locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we are pursuing potential Net-Zero Projects with several existing ethanol plant sites. Existing ethanol plants need to be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of potential partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of these potential partners. We plan to give priority to existing industrial plant sites that have attractive potential economics and high predictability of timeline for decarbonization.

Renewable Natural Gas Facilities

We are developing RNG and biogas projects to generate incremental profit and to create a long-term option to potentially supply RNG to our Net-Zero Projects as part of our long-term strategy to decarbonize SAF and other hydrocarbon fuels.

In 2019, we began developing our first RNG facilities in northwest Iowa, which were substantially completed in 2022. Animal manure is digested anaerobically to produce RNG. RNG has value in markets such as California as well as in our hydrocarbon production process by helping us achieve carbon negative GHG emissions on our renewable hydrocarbon products. The end products resulting from such a decarbonization process have lower CI scores and increased market value, in addition to having a more positive impact on the environment. Our initial RNG project, Gevo NW Iowa RNG, LLC ("Gevo RNG"), was developed to generate RNG captured from dairy cow manure which is supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. We financed the construction of the Gevo RNG project in April 2021 with the $68,155,000 of Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the "2021 Bonds") issued by the Iowa Finance Authority in a public offering for the benefit of Gevo RNG and we commenced construction in April 2021. See Note 13 to the Consolidated Financial Statements for further detail.

In January 2022, Gevo RNG began start-up operations and late in the second quarter of 2022, began producing biogas. We have been ramping up its production of biogas since the third quarter of 2022, upgrading raw biogas to RNG, and the injection of RNG into an interconnected natural gas pipeline. The Gevo RNG project was initially designed to generate up to 355,000 MMBtu of RNG per year. We have made incremental improvements and optimizations at Gevo RNG by investing in capital projects that are expected to improve its CI score and expand its potential capacity to approximately 400,000 MMBtu of production capacity. It typically takes 12 months or longer for the project to ramp up to our expected production level, therefore, the production levels this year are expected to be lower at approximately 275,000-300,000 MMBtu.

Gevo was granted registration approval by the EPA in 2022, allowing us to participate in its Renewable Fuel Standard Program (“RFS Program”) to receive renewable identification numbers ("RINs"). During the first quarter of 2023, we received approval for a temporary pathway under California's Low Carbon Fuel Standard (“LCFS”) program. We expect to continue realizing substantial sales for our environmental attributes, for both LCFS's and RINs in 2023.

We believe the trust and reputation we have attained in the RNG industry, in combination with our understanding of the various and complex environmental attributes, gives us a competitive advantage. We intend to leverage our relationships to identify and execute new project opportunities. Typically, new development opportunities come from our existing relationships with dairy owners who value our reputation in the industry.

We exercise financial discipline in pursuing projects by targeting attractive risk-adjusted project returns, whether selling RNG into the markets or using it to lower CI scores at our Net-Zero Projects. We will monitor biogas supply availability across our portfolio and seek to maximize our production by expanding operations when economically feasible.

Verity Carbon Solutions

It is critical that we can prove the CI of our products, ensuring that these values are accurate and auditable. The mission of Verity Carbon Solutions ("VCS"), including Verity Tracking, is to document CI and other sustainability attributes, and then apply Distributed Ledger Technology, commonly referred to as the blockchain, to create a record of the products throughout the entire business system. VCS would start from calculating carbon intensity of feedstocks from data collected at the farm and field level. We plan to track these feedstocks through production at our plants where we intend to use a mix of renewable electricity, biogas, renewable hydrogen and other potentially decarbonized energy sources in production. The CI data would then be combined to deliver a comprehensive CI reduction in a finished renewable fuel. The resulting CI reduction value has potential to be quantified, sold and/or traded in voluntary or compliance carbon markets while preventing double-counting. We believe that in the future, agricultural practices have the potential to sequester large quantities of CO2 as soil organic carbon. VCS intends to document and account for that capture in conjunction with scientifically supported measurement techniques. The potential for VCS is broad and could be applicable to tracking the CI of various items, including, but not limited to, renewable fuels, food, feed and industrial products through the entire business system and value chain. In March 2023, we entered into a joint development framework agreement with Southwest Iowa Renewable Energy which will focus on implementing VCS technology and developing the market for carbon inset credits to help farmers and biofuel producers quantify the CI reductions for their products.

Luverne Facility

In 2022, the activities at our Luverne Facility were transitioned to care and maintenance, as we shifted focus to our Net Zero Projects. The workforce adjustment which resulted allowed us to retain key personnel and redeploy some resources to our NZ1 and RNG projects to provide valuable knowledge and experience for the future strategic growth of the Company. The Luverne Facility is well equipped and positioned as a development site as it provides a unique opportunity to showcase our decarbonization and business systems and raise awareness for future partnerships, investors, and local communities, even though operations at the site have been minimized. Future operations, if any, will be tailored to support a focus on advancing our technology, testing, optimizing alternative feedstocks and yeast strains, and unit operations as well as partnership development for integrated GHG reductions.

Other Developments

Recent Agreements. On May 5, 2023, Gevo entered into a Side Agreement with Axens, which modifies the exclusivity provisions contained in the Company's existing agreement with Axens, permitting Axens to provide certain services and grant certain licenses relating to the conversion of ethanol to hydrocarbons fuels via dehydration, oligomerization, and saturation in certain areas of the Midwest to Phillips 66 Company (“P66”), Archer-Daniels-Midland Company (“ADM” and together with P66, the "Potential Partners"), or a joint venture entity between ADM and P66 (the "JV"). In connection with the Side Agreement, and as consideration for Gevo to share Axens’ technology with P66 and ADM, Gevo, P66 and ADM entered into a Technology Access Agreement, dated as of May 5, 2023 (the “TAA”). As consideration for Gevo entering into the TAA and the Side Agreement, the Potential Partners shall cause the applicable JV to pay Gevo certain milestone payments in connection with the development and production of the hydrocarbon fuels, expected to equal to $50 million if all milestones are achieved. Additionally, the Potential Partners will cause the applicable JV to make royalty payments to Gevo on such renewable hydrocarbons produced during a certain period (subject to a cap) and described in the TAA. The royalty payments are expected to equal at least $75 million if certain conditions and production milestones are achieved.

LG Chem Agreement. In April 2023, Gevo entered into a joint development agreement with LG Chem, Ltd. ("LG Chem") a leading global chemical company to develop bio-propylene for renewable chemicals using Gevo’s Ethanol-to-Olefins ("ETO") technology. Gevo’s proprietary ETO technology can target carbon neutral or carbon negative drop-in replacements for traditional petroleum-based building blocks called olefins, including bio-propylene, that can be used for renewable chemicals or fuels including sustainable aviation fuel. These plant-based, renewable olefins would be derived from atmospheric CO2 captured through photosynthesis and are expected to deliver the same performance in final products on the market today. Under the terms of the agreement, Gevo will provide the core enabling technology it has developed for renewable olefins to be produced from low-carbon ethanol and together the parties will collaborate to accelerate the pilot research, technical scale-up, and commercialization of bio-propylene. LG Chem is expected to bear all scale-up costs for chemicals, in addition to remitting certain payments to Gevo of $1.3 million in the second quarter of 2023, and $1.2 million over the next two years to help defray costs associated with the joint development efforts. In addition to this $2.5 million from the joint development agreement, LG Chem agreed to make certain payments to Gevo upon commencement of commercialization as follows:

•$5 million upon commencement of commercialization, to be paid ratably over a period of five years
•1% royalty on Net Sales for the first production facility beginning six years from commercial operation
•1% royalty on Net Sales for all subsequent production facilities upon commencement of operations

U.S. Department of Agriculture. In September 2022, the U.S. Department of Agriculture tentatively selected Gevo’s Climate-Smart Farm to Flight proposal for funding with an award ceiling of up to $30 million, subject to negotiation of definitive award agreements in the coming months. The project aims to create critical structural climate-smart market incentives for low CI corn as well as to accelerate the production of SAF to reduce the sector’s dependency on fossil-based fuels. In addition, this program will help provide support and incentive payments for farmers to produce, measure, report and verify low CI corn using climate smart agricultural practices, as well as accelerate development of the low-CI corn supply chain for low-carbon ethanol and SAF. We continue to negotiate the definitive award agreement and expect it to be completed in second quarter of 2023 with project activity beginning for the 2023 crop year.

Key Operating Metrics

Total operating revenues reflect both sales of RNG and sales of related environmental attributes. As a result, our revenues are primarily affected by RNG production volume, generation of environmental attributes, and the average realized prices for such products. The following table summarizes the key operating metrics, specifically for the Renewable Natural Gas Segment, which we use to measure performance:

	Three Months Ended March 31,	Three Months Ended December 31,
(in thousands, unless otherwise indicated)	2023	2022	Change	Change %
Revenues
Natural gas commodity	$130	$330	$(200)	(61)%
Natural gas environmental attributes - RINs	2,730	214	2,516	1,176%
Natural gas environmental attributes - LCFS	803	—	803	100%
Total revenues	$3,663	$544	$3,119
Production expenses (1)	$3,885	$4,044	$(159)	(4)%
RNG metrics
RNG production volumes (MMBtu)	64	62	2	3%
Plus: prior period RNG volumes dispensed in current period	116	63	53	84%
Less: RNG production volumes not dispensed	(64)	(116)	52	(45)%
Total RNG volumes available for RIN and LCFS generation (2)	116	9	107
RIN Metrics
RIN generation (3)	1,356	100	1,256	1,256%
Plus: Prior period RINs	—	1	(1)	(100)%
Total RINs available for sale	1,356	101	1,255	1,243%
Less: RINs sold	(1,356)	(101)	(1,255)	1,243%
RIN inventory	—	—	—
RNG volumes not dispensed for RINs (MMBtu) (4)	64	116	(52)	(45)%
Average realized RIN price (5)	$2.01	$2.13	$(0.12)	(6)%
LCFS metrics
LCFS generation (6)	14	—	14	100%
Less: LCFS sold	(14)	—	(14)	100%
LCFS inventory	—	—	—
RNG volumes not dispensed for LCFS (MMBtu)	64	116	(52)	(45)%
Average realized LCFS price (5)	$55.36	$—	$55.36	100%

(1)Higher per unit cost reflects lower production volumes during the commissioning and ramp-up period which can take up 12 months or longer.
(2)Represents gas production which has not been dispensed to generate RINs and LCFS.
(3)RINs are generally generated in the month following the gas being dispensed.
(4)One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS Program.
(5)Realized prices for environmental attributes are net of third-party commissions and thus do not correspond directly to index prices.
(6)LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
(in thousands)	2023	2022	Change	Change %
Total operating revenues	$4,060	$232	$3,828	1,650%
Operating expenses:
Cost of production	4,425	3,090	1,335	43%
Depreciation and amortization	4,575	1,442	3,133	217%
Research and development expense	1,198	1,192	6	1%
General and administrative expense	10,761	9,367	1,394	15%
Project development costs	2,959	1,096	1,863	170%
Facility idling costs	999	—	999	100%
Total operating expenses	24,917	16,187	8,730
Loss from operations	(20,857)	(15,955)	(4,902)
Other income (expense)
Interest expense	(539)	(2)	(537)	26,850%
Investment income	3,067	252	2,815	1,117%
Other income, net	711	32	679	2,122%
Total other income, net	3,239	282	2,957
Net loss	$(17,618)	$(15,673)	$(1,945)

Operating revenue. During the three months ended March 31, 2023, operating revenue increased $3.8 million compared to the three months ended March 31, 2022, primarily due sales of natural gas from our RNG Project. During the three months ended March 31, 2023, we sold 63,846 MMBtu of RNG from our RNG Project, resulting in natural gas commodity sales of $0.1 million and environmental attribute sales of $3.5 million, as well as $0.4 million of isooctane.

Cost of production. Cost of production increased $1.3 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the costs related to RNG production and sales, partially offset by lower costs from minimal production at the Luverne Facility compared to the three months ended March 31, 2022, before it was put into care and maintenance.

Depreciation and amortization. Depreciation and amortization increased $3.1 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to additional depreciation for RNG assets placed into service in 2022 and accelerated depreciation on Agri-Energy segment assets due to shorter lives stemming from the impairment assessment during the third quarter of 2022.

Research and development expense. Research and development expense remained flat during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, an increase in patent and personnel related costs, as well as lab work and supplies related to our ETO and other technologies was offset by a reduction of consulting expenses.

General and administrative expense. General and administrative expense increased $1.4 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to increases in personnel costs related to hiring of highly qualified and skilled professionals for our strategic projects, including NZ1 and NZ2 projects, as well as VCS and DOE programs. An additional contributor to the increase was non-cash stock-based compensation and professional consulting fees.

Project development costs. Project development costs are related to our future Net-Zero Projects and VCS which consist primarily of employee expenses, preliminary engineering and technical consulting costs. Project development costs increased $1.9 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to increases in personnel costs, consulting, and professional fees.

Facility idling costs. Facility idling costs of $1.0 million for the three months ended March 31, 2023, is related to the care and maintenance of our Luverne Facility. We plan to utilize the Luverne Facility as a development scale plant to advance our technology and operational knowledge to help us in achieving operational success as we scale up the production and delivery of hydrocarbons and chemical products for our customers and partners.

Loss from operations. Our loss from operations increased by $4.9 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the increased activities for our Net-Zero Projects and VCS. See explanations for each line item above.

Interest expense. Interest expense increased $0.5 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the interest on the 2021 Bonds, which was capitalized into construction in process during the construction phase of our RNG Project in the prior periods.

Investment income. Investment income increased $2.8 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher interest earned on our cash equivalent investments as a result of higher interest rates.

Other income. Other income increased $0.7 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher interest earned on our restricted cash balances as a result of higher interest rates.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates and policies since December 31, 2022. For a description of our other critical accounting policies and estimates that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our 2022 Annual Report.

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

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $342.3 million, current and non-current restricted cash of $77.8 million, and short-term marketable securities of $32.9 million, net of unrealized losses of $0.1 million, totaling $452.9 million in cash, cash equivalents, and marketable securities. As of March 31, 2023, we have net working capital of $360.8 million, with $25.6 million of current liabilities. Our cash equivalents primarily consist of investments in J.P Morgan U.S. government money market funds. Our marketable securities are highly liquid and can be converted to cash when needed for operations, development, and construction. We expect to use our cash, cash equivalents, restricted cash and marketable securities for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of new production facilities and to fulfill existing offtake agreements for NZ1 and the Company's other Net-Zero Projects; (ii) potential investment in RNG projects; (iii) potential development of the Luverne Facility; (iv) operating activities at the Company's corporate headquarters in Colorado, including research and development work; (v) exploration of strategic alternatives and additional financing, including project financing; and (vi) future debt service obligations. We believe as a result of our cash and cash equivalents balances, and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

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

The Company's transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates, the development, licensing, acquisition and construction of commercial level production facilities to support the Company's offtake agreements, the achievement of a level of revenues adequate to support the Company's cost structure, and the ability to raise capital to finance the development, licensing, acquisition, and construction of additional productions facilities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(19,446)	$(12,494)
Net cash provided by investing activities	$124,183	$7,861
Net cash used in financing activities	$(62)	$(320)
Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses, and research and development-related expenses, including costs incurred under development agreements, costs of licensing of technology, legal-related costs, and other expenses for preliminary project development activities.

During the three months ended March 31, 2023, net cash used for operating activities was $19.4 million compared to $12.5 million for the three months ended March 31, 2022. Non-cash charges primarily consisted of stock-based compensation expense of $4.7 million, depreciation and amortization of $4.6 million and other non-cash expense of $0.2 million, partially offset by non-cash amortization of discounts on marketable securities of $0.1 million. The net cash outflow from changes in operating assets and liabilities increased $7.4 million, primarily due to increased cash outflows of $10.5 million in prepaid expenses and other current assets due to deposits to secure long-lead equipment power transmission and distribution facilities for NZ1, and $1.2 million related to increases in accounts receivable primarily due to higher sales of environmental attributes. These were partially offset by $1.6 million of decreased costs associated with the sale of environmental attribute inventory and $2.7 million of accounts payable.

Investing Activities

During the three months ended March 31, 2023, we used $124.2 million in cash for investing activities, of which $135.6 million related to proceeds from sales and maturities of marketable securities, and $11.4 million of investments in our capital projects, including $1.5 million in the RNG Project, $8.0 million for NZ1, as well as $2.0 million in other projects.

The NZ1 project development is proceeding with water and wind energy development agreements executed in the third quarter of 2022, and other key milestones are on track for completion in accordance with our comprehensive project plan. Based on the ongoing engineering work, the installed cost for NZ1 is currently forecasted to be approximately $850 million, excluding certain contingencies and financing costs. Upon receiving an invitation from the DOE, we submitted The Part Two Application for a DOE loan guarantee for a direct lending from Federal Financing Bank. This DOE guarantee lending facility is expected to offer the lowest cost of debt for the project. In light of this route to debt financing, we are working with our contractors to reduce our projected spend prior to financial close from our originally projected $100 million to $200 million range.

In 2022 we allocated approximately $25 million to develop our next Net-Zero Project, of which we have spent approximately $11 million. Based on our progress and discretion we anticipate spending the remaining $14 million in the next four to six months. Gevo is in the process of identifying and performing early site development work for additional SAF production locations. These potential sites include several greenfield locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market.

Financing Activities

During the three months ended March 31, 2023, we had $0.1 million of net cash used in financing activities, primarily due to payments for finance lease liabilities and certain equipment loans.

We currently expect to finance the construction of NZ1 at the subsidiary level using third-party capital. The Company expects to retain a carried equity interest in the project and may invest additional equity in the project using the proceeds from the reimbursement of the Company's NZ1 development expenditures. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s minority ownership in NZ1 under this expected financing structure which would reduce revenue to us but allow us to conserve and redeploy capital on other growth projects, including NZ2. We expect to apply similar development and financing approaches to NZ2 and future Net-Zero Projects to enable rapid growth of SAF production to meet current contractual demand for SAF.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item. However, we note that we are exposed to market risks in the ordinary course of our business. These risks primarily consist of environmental attribute pricing, commodity pricing, interest rate, credit risk with our contract counterparties, and equity price risks. There have been no material changes since our disclosure in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2022 Annual Report.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of legal matters is found in Note 16, Commitments and Contingencies, in the accompanying Notes to the Financial Statements included in Part I - Item 1. Financial Statements of this Report.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our 2022 Annual Report. The risk factors in our 2022 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

10.1*	Amended and Restated Fuel Supply Agreement, dated March 15, 2023, by and between Gevo, Inc. and Kolmar Americas, Inc.	8-K	001-35073	March 15, 2023	10.1

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith
31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

*	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information that the registrant treats as private or confidential.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.
(REGISTRANT)

By:	/s/ Alisher Nurmat
Alisher Nurmat, CPA Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date: May 10, 2023