Form 10-Q
period 2023-06-30
Gevo, Inc.
filed 2023-08-10
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

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

As of August 9, 2023, 237,403,124 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	Note	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents		$347,650	$237,125
Marketable securities	4	—	167,408
Restricted cash	5	71,201	1,032
Trade accounts receivable, net		1,011	476
Inventories	8	4,387	6,347
Prepaid expenses and other current assets	6	4,439	3,034
Total current assets		428,688	415,422
Property, plant and equipment, net	9	198,759	176,872
Restricted cash	5	6,568	77,219
Operating right-of-use assets	7	1,239	1,331
Finance right-of-use assets	7	215	219
Intangible assets, net	10	7,108	7,691
Deposits and other assets	11	31,980	21,994
Total assets		$674,557	$700,748
Liabilities
Current liabilities
Accounts payable and accrued liabilities	12	$21,365	$24,760
Operating lease liabilities	7	454	438
Finance lease liabilities	7	27	79
Loans payable	13	144	159
2021 Bonds payable, net	13	67,594	—
Total current liabilities		89,584	25,436
2021 Bonds payable, net	13	—	67,223
Loans payable	13	94	159
Operating lease liabilities	7	1,307	1,450
Finance lease liabilities	7	193	183
Other liabilities		280	820
Total liabilities		91,458	95,271
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 237,647,431 and 237,166,625 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively.		2,377	2,372
Additional paid-in capital		1,268,142	1,259,527
Accumulated other comprehensive loss		—	(1,040)
Accumulated deficit		(687,420)	(655,382)
Total stockholders' equity		583,099	605,477
Total liabilities and stockholders' equity		$674,557	$700,748

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2023	2022	2023	2022
Total operating revenues	2, 19	$4,238	$89	$8,298	$321
Operating expenses:
Cost of production	14	1,931	1,834	6,356	4,924
Depreciation and amortization	9, 10	4,754	1,474	9,329	2,916
Research and development expense	14	1,960	1,966	3,158	3,158
General and administrative expense		10,608	8,694	21,369	18,061
Project development costs	14	2,887	2,236	5,846	3,332
Facility idling costs		1,013	—	2,012	—
Total operating expenses	14	23,153	16,204	48,070	32,391
Loss from operations		(18,915)	(16,115)	(39,772)	(32,070)
Other income (expense)
Interest expense		(536)	(2)	(1,075)	(4)
Interest and investment income		5,038	78	8,822	330
Other income (expense), net		(7)	2,878	(13)	2,910
Total other income, net		4,495	2,954	7,734	3,236
Net loss		$(14,420)	$(13,161)	$(32,038)	$(28,834)
Net loss per share - basic and diluted		$(0.06)	$(0.06)	$(0.13)	$(0.14)
Weighted-average number of common shares outstanding - basic and diluted	3	237,417,618	209,809,994	237,339,583	205,889,651

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2023	2022	2023	2022
Net loss		$(14,420)	$(13,161)	$(32,038)	$(28,834)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	4	115	(669)	1,040	(1,642)
Comprehensive loss		$(14,305)	$(13,830)	$(30,998)	$(30,476)

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

		For the Three Months Ended June 30, 2023 and 2022
		Common Stock			Accumulated Other	Accumulated	Stockholders’
	Note	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Equity
Balance, March 31, 2023		237,261,164	$2,373	$1,264,203	$(115)	$(673,000)	$593,461
Non-cash stock-based compensation	14	—	—	3,943	—	—	3,943
Stock-based awards and related share issuances, net	18	386,267	4	(4)	—	—	—
Other comprehensive income		—	—	—	115	—	115
Net loss		—	—	—	—	(14,420)	(14,420)
Balance, June 30, 2023		237,647,431	$2,377	$1,268,142	$—	$(687,420)	$583,099

Balance, March 31, 2022		201,752,722	$2,019	$1,107,051	$(1,587)	$(573,048)	$534,435
Issuance of common stock and common stock warrants, net of issuance costs	18	33,333,336	333	138,675	—	—	139,008
Non-cash stock-based compensation	14	—	—	4,220	—	—	4,220
Stock-based awards and related share issuances, net		79,893	1	(66)	—	—	(65)
Other comprehensive loss		—	—	—	(669)	—	(669)
Net loss		—	—	—	—	(13,161)	(13,161)
Balance, June 30, 2022		235,165,951	$2,353	$1,249,880	$(2,256)	$(586,209)	$663,768

		For the Six Months Ended June 30, 2023 and 2022
		Common Stock			Accumulated Other	Accumulated	Stockholders’
	Note	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2022		237,166,625	$2,372	$1,259,527	$(1,040)	$(655,382)	$605,477
Non-cash stock-based compensation	14	—	—	8,620	—	—	8,620
Stock-based awards and related share issuances, net	18	480,806	5	(5)	—	—	—
Other comprehensive income		—	—	—	1,040	—	1,040
Net loss		—	—	—	—	(32,038)	(32,038)
Balance, June 30, 2023		237,647,431	$2,377	$1,268,142	$—	$(687,420)	$583,099

Balance, December 31, 2021		201,988,662	$2,020	$1,103,224	$(614)	$(557,375)	$547,255
Issuance of common stock and common stock warrants, net of issuance costs	18	33,333,336	333	138,675	—	—	139,008
Issuance of common stock upon exercise of warrants	18	4,677	—	3	—	—	3
Non-cash stock-based compensation	14	—	—	8,264	—	—	8,264
Stock-based awards and related share issuances, net	18	(160,724)	—	(286)	—	—	(286)
Other comprehensive loss		—	—	—	(1,642)	—	(1,642)
Net loss		—	—	—	—	(28,834)	(28,834)
Balance, June 30, 2022		235,165,951	$2,353	$1,249,880	$(2,256)	$(586,209)	$663,768

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

		Six Months Ended June 30,
	Note	2023	2022
Operating Activities
Net loss		$(32,038)	$(28,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14	8,620	7,945
Depreciation and amortization	9, 10	9,329	2,916
Amortization of marketable securities (discount) premium		(102)	2,637
Other noncash expense		351	352
Changes in operating assets and liabilities:
Accounts receivable		(535)	790
Inventories	8	1,136	102
Prepaid expenses and other current assets, deposits and other assets	6, 11	(13,035)	(2,156)
Accounts payable, accrued expenses and non-current liabilities	12	(3,105)	(953)
Net cash used in operating activities		(29,379)	(17,201)
Investing Activities
Acquisitions of property, plant and equipment	9	(29,138)	(46,165)
Acquisition of patent portfolio	10	—	(10)
Proceeds from maturity of marketable securities	4	168,550	169,082
Purchase of marketable securities	4	—	(131,257)
Proceeds from property, plant and equipment	9	112	—
Net cash provided by (used in) investing activities		139,524	(8,350)
Financing Activities
Debt and equity offering costs	21	—	(10,993)
Proceeds from issuance of common stock and common stock warrants	21	—	150,000
Proceeds from exercise of warrants	18	—	3
Net settlement of common stock under stock plans	14	—	(286)
Payment of loans payable	15	(80)	(72)
Payment of finance lease liabilities	7	(22)	—
Net cash (used in) provided by financing activities		(102)	138,652
Net increase in cash and cash equivalents		110,043	113,101
Cash, cash equivalents and restricted cash at beginning of period		315,376	136,033
Cash, cash equivalents and restricted cash at end of period		$425,419	$249,134

	Six Months Ended June 30,
Schedule of cash, cash equivalents and restricted cash	2023	2022
Cash and cash equivalents	$347,650	$172,984
Restricted cash (current)	71,201	5,894
Restricted cash (non-current)	6,568	70,256
Total cash, cash equivalents and restricted cash	$425,419	$249,134

	Six Months Ended June 30,
Supplemental disclosures of cash and non-cash investing and financing transactions	2023	2022
Cash paid for interest, net of amounts capitalized	$1,027	$5
Non-cash interest capitalized to construction in progress	—	511
Non-cash purchase of property, plant and equipment	$12,929	$11,643

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Business, Financial Condition and Basis of Presentation

Nature of business.

Gevo, Inc. (Nasdaq: GEVO) (“Gevo”, “we”, “us”, “our”, or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries), a Delaware corporation founded in 2005, is a growth-oriented company with the mission of solving greenhouse gas (“GHG”) emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen.

The Company is focused on transforming renewable energy into energy-dense liquid drop-in hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel (“SAF”) and other fuels and chemicals, with the potential to achieve a “net-zero” GHG, or even carbon negative footprint measured by the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the “GREET Model”) to measure, predict and verify GHG emissions across the life-cycle. Our “net-zero” concept means production of drop-in hydrocarbon fuels by using sustainably grown feedstocks (e.g., low till, no-till and dry corn cultivation), renewable and substantially decarbonized energy sources, resulting in a net-zero carbon footprint from the full life cycle of the fuel measured from the capture of renewable carbon through the burning of the fuel.

Gevo’s primary market focus, given current demand and growing customer interest, is SAF. The Company believes it also has commercial opportunities for other renewable hydrocarbon products, such as (i) renewable natural gas, also known as biogas (“RNG”), (ii) hydrocarbons for gasoline blendstocks and diesel fuel, and (iii) plastics, materials and other chemicals. We are engaged in technology, process and intellectual property development targeted to large scale deployment of net-zero hydrocarbon fuels and chemicals. We are developing the marketplace and customers for SAF and other related products. We also are engaged as a developer and enabler/licensor for large scale commercial production, and we expect to be a co-investor on certain projects. Gevo’s business model is that of a developer of projects, a licensor, process technology developer, and operator of certain assets in the future.

Net-Zero Projects

In early 2021, we announced our proprietary “Net-Zero Projects” that we developed and engineered as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. Our Net-Zero Projects will convert renewable energy (e.g., photosynthetic, wind, RNG) from a variety of sources into energy dense liquid hydrocarbons that, when burned in traditional engines, has the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and burned as a fuel for planes, cars, trucks, and ships. Gevo has engineered, developed, and owns our Net-Zero plant designs, and the overall Gevo Net-Zero process (i.e., the process to enable carbon-negative olefins, and hydrocarbon fuels with an anticipated net-zero or better carbon footprint measured across the lifecycle of the whole processes). The proprietary Gevo Net-Zero processes and plant designs are based upon the conversion of carbohydrates to alcohols, then the conversion of the alcohols to olefins (i.e., building blocks for chemicals, plastics, and fuels), and then the conversion of the olefins into fuels, all optimized and integrated to achieve a net-zero carbon footprint. We’ve taken what we believe are the best of proven unit operations from the fermentation and petrochemical industry. In the fermentation section of our plant design, we work with Fluid Quip Technologies, LLC and PRAJ Industries Limited (“PRAJ”), as well as other suppliers of unit operations, and using Axens North America, Inc. (“Axens”) as the unit operation technology supplier for producing olefins and fuels. Gevo has developed and owns the overall proprietary plant designs, engineering details, integration technologies, and has filed patents on several process improvements.

In November 2021, Gevo entered into an agreement to exclusively utilize Axens’ technology for isobutanol conversion into hydrocarbons. In February of 2022, Gevo and Axens entered into a second exclusive agreement to specifically cover the process steps for ethanol to finished jet fuel.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Our initial Net-Zero Project, Net-Zero 1 (“NZ1”), is expected to be located in Lake Preston, South Dakota, and is being currently designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF. Along with the hydrocarbons, NZ1 is being designed to produce approximately 1,390 million pounds per year of high-value protein products for use in the food chain and more than 34 million pounds per year of corn oil. Our products will be produced in three steps; the first step is milling the corn and the production of protein, oil, and carbohydrates, the second step produces alcohols using fermentation and the third step is the conversion of the alcohols into hydrocarbons.

We also are developing other commercial production projects for SAF at other locations in the United States where we expect to use our Net-Zero plant designs based on work done for NZ1 at Lake Preston. Gevo expects to play the role of project developer, plant design and technology licensor, and investor, based on traditional developer business models where the developer gets a partial ownership stake for developing the project. We may also co-invest in projects to increase our equity ownership in those projects.

Renewable Natural Gas Facilities

Gevo’s RNG facilities in Northwest Iowa (“NW Iowa RNG”) are owned by Gevo NW Iowa RNG, LLC, and produce RNG captured from dairy cow manure. The manure is supplied by three local dairies that have over 24,000 milking cows in total. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. The original design capacity for this project was 355,000 MMBtu. Gevo NW Iowa RNG, LLC sells the produced RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, NW Iowa RNG generates and sells Low Carbon Fuel Standard (“LCFS”) credits as well as D3 Renewable Identification Numbers (“RINs”) through the production of RNG (collectively, “environmental attributes”).

Luverne Facility

Gevo’s development plant in Luverne, Minnesota (the “Luverne Facility”) was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space. Gevo may use the Luverne Facility in the future to prove our processes, process concepts, unit operations and for other purposes in order to optimize feedstocks and the processes used for producing hydrocarbons from alcohols. Currently, the activities at the Luverne Facility are minimized to care and maintenance, market development, and customer education.

Basis of presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X assuming the Company will continue as a going concern. Accordingly, they do not include the information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the six months ended, June 30, 2023, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The financial statements at December 31, 2022, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2022 (the “2022 Annual Report”).

Reclassifications. The Company reclassified certain prior period amounts to conform to the current period presentation. The reclassifications included the categorization of depreciation and amortization on the Consolidated Statements of Operations and had no impact on total revenues, total operating expenses, net loss or stockholders’ equity for any period.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2.	Revenues from Contracts with Customers and Other Revenues

RNG Revenue

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

Licensing and Development Revenue

The Company’s licensing and development revenue is related to a joint development agreement with LG Chem, Ltd. ("LG Chem") to develop bio-propylene for renewable chemicals using Gevo’s Ethanol-to-Olefins ("ETO") technology. As the contractually promised intellectual properties (“IP”) are not individually distinct, the Company combined each individual IP noted in the contract into a bundle of IP (“IP Rights”) that is distinct and accounted for all of the IP Rights promised in the contract as a single performance obligation. The IP Rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company has no further obligation with respect to the grant of IP Rights, including no expressed or implied obligation to maintain or upgrade the technology, or provide future support or services. Licensees legally obtain control of the IP Rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met.

Other Hydrocarbon Revenue

The Company recorded limited revenues from its development-scale plant, the Luverne Facility, during the three and six months ended June 30, 2023 and 2022. These revenues were promotional in nature and from customer contracts for ethanol sales and related products and hydrocarbon revenues, which included SAF, isooctene, and isooctane. These products were sold mostly on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Major Goods/Service Line	2023	2022	2023	2022
Renewable natural gas commodity	$140	$—	$270	$—
Environmental attribute revenue	2,777	—	6,310	—
Licensing and development revenue	1,300	—	1,300	—
Other hydrocarbon revenue - ethanol, isooctane, IBA	21	89	418	321
Total operating revenue	$4,238	$89	$8,298	$321

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

3.	Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the period. Diluted net loss per share is calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted, and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. None of the Company’s stock options or other dilutive securities are considered to be dilutive in periods with net losses.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share. Therefore 45,963, 53,504, 71,844, and 72,145 of dilutive common stock equivalents have been excluded for the three and six months ended June 30, 2023 and 2022, respectively, as the Company is in a net loss position. See Notes 14 and 18 for all outstanding options and warrants that were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options and warrants exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(14,420)	$(13,161)	$(32,038)	$(28,834)
Basic weighted-average shares outstanding	237,417,618	209,809,994	237,339,583	205,889,651
Net loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.13)	$(0.14)

4.	Marketable Securities

The Company’s investments in marketable securities are stated at fair value and are available for sale. During the six months ended June 30, 2023, all remaining investments in marketable securities matured with no realized gain or loss. The following table summarizes the Company’s investments in marketable securities (in thousands) as of:

	December 31, 2022
	Amortized	Gross
	Cost	Unrealized
	Basis	Losses	Fair Value
Marketable securities (current)
U.S. Treasury notes	$56,418	$(344)	$56,074
U.S. Government-sponsored enterprise securities	112,030	(696)	111,334
Total marketable securities (current)	$168,448	$(1,040)	$167,408

The cost of securities sold is based upon the specific identification method. Interest income from marketable securities totaled $0.2 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and $1.2 million and $2.7 million for the three and six months ended June 30, 2022, respectively. It is included in “Interest and investment income” in the Consolidated Statements of Operations.

5.	Restricted Cash

As of June 30, 2023, current and non-current restricted cash of $77.8 million consists of amounts held as collateral for letters of credit to provide financing support for development and construction of the NW Iowa RNG and NZ1 projects and interest earned on restricted cash.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Company entered into an irrevocable direct pay letter of credit (the “Bond Letter of Credit”) with Citibank N.A (“Citibank”) in April 2021 to support the 2021 Bonds (as defined below) for the development and construction of NW Iowa RNG. See Note 13, Debt, for additional information on the 2021 Bonds. The Bond Letter of Credit has a 0.5% annual fee and expires April 4, 2024 (unless terminated earlier). The Company deposited $71.2 million with Citibank as restricted cash to secure any amounts drawn under the Bond Letter of Credit. The Company is entitled to receive interest income on the restricted cash. As of June 30, 2023, no amounts have been drawn under the Bond Letter of Credit.

The proceeds from issuance of the 2021 Bonds recorded as restricted cash are maintained by the Trustee (as defined below) under the Indenture (as defined below) and are released to the Company to pay costs of the construction of NW Iowa RNG. The Company has used all bond proceeds for the project as of June 30, 2023.

In September 2022, the Company entered into a Pledge and Assignment agreement with Citibank to provide credit support in the form of a letter of credit (the “Power Letter of Credit”) from Citibank to a local electric utility company in order to induce the utility company to design and construct the power transmission and distribution facilities that will serve NZ1. The Company deposited $6.6 million of restricted cash in an account with Citibank to collateralize the Power Letter of Credit, which has a 0.3% annual fee and expires September 30, 2024 (unless terminated earlier). As of June 30, 2023, no amounts have been drawn under the Power Letter of Credit.

6.	Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid expenses and other current assets (in thousands) as of:

	June 30, 2023	December 31, 2022
Prepaid insurance	$1,217	$911
Interest receivable	1,416	514
Prepaid feedstock	1,109	1,097
Other current assets	697	512
Total prepaid expenses and other current assets	$4,439	$3,034

7.	Leases, Right-of-Use Assets and Related Liabilities

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the (i) other quantitative information and (ii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Six Months Ended June 30,
	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$22	$20
Operating cash flows from operating leases	$41	$408
Finance cash flows from finance leases	$2	$2
Weighted-average remaining lease term, finance lease (months)	312	311
Weighted-average remaining lease term, operating leases (months)	58	63
Weighted-average discount rate - finance leases (1)	12%	12%
Weighted-average discount rate - operating leases (1)	5%	5%

(1)	Our leases do not provide an implicit interest rate; we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

Year Ending December 31,	Operating Leases	Finance Leases
2023 (remaining)	$380	$26
2024	306	27
2025	315	25
2026	325	25
2027	335	26
2028 and thereafter	344	548
Total	2,005	677
Less: amounts representing present value discounts	244	457
Total lease liabilities	1,761	220
Less: current portion	454	27
Non-current portion	$1,307	$193

8.	Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	June 30, 2023	December 31, 2022
Raw materials	$159	$168
Finished goods
SAF, Isooctane, Isooctene and other	1,177	1,581
Work in process
Environmental attributes, net of allowance of $942 and $2,378, respectively	2,655	4,193
Jet fuel	—	51
Spare parts	396	354
Total inventories	$4,387	$6,347

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

9.	Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	June 30, 2023	December 31, 2022
Land	$6,505	$6,452
Plant facilities and infrastructure	77,296	76,900
Machinery and equipment	90,058	87,248
Furniture and office equipment	2,991	2,977
Software	2,217	2,217
Construction in progress	98,999	72,717
Total property, plant and equipment	278,066	248,511
Less: accumulated depreciation and amortization	(79,307)	(71,639)
Property, plant and equipment, net	$198,759	$176,872

The Company recorded depreciation expenses of $3.7 million and $7.9 million for the three and six months ended June 30, 2023, respectively, as compared with $1.2 million and $2.3 million for the same periods ended June 30, 2022.

Construction in progress includes $33.5 million for Gevo, $11.4 million for the Agri-Energy segment (“Agri-Energy”) related to a fractionation and hydrocarbon skid, $2.0 million for NW Iowa RNG and $52.0 million for NZ1 at June 30, 2023. Construction in progress includes $25.9 million for Gevo, $11.4 million for Agri-Energy, $1.0 million for NW Iowa RNG and $34.4 million for NZ1 at December 31, 2022. Construction in progress is not subject to depreciation until the assets are placed into service. At June 30, 2023, construction in progress included accruals of $12.9 million.

Borrowing costs. Borrowing costs directly attributable to acquisition and construction of an asset are capitalized until it is completed and ready for its intended use, and thereafter are recognized in profit or loss for the period. The Company did not capitalize interest expense during the six months ended June 30, 2023, and capitalized $0.8 million of interest expense for the six months ended June 30, 2022.

10.	Intangible Assets

Identifiable intangible assets consist of patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products.

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	June 30, 2023
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,580	$(1,330)	$3,250	7.4
Defensive assets	4,900	(1,042)	3,858	8.4
Intangible assets	$9,480	$(2,372)	$7,108	7.9

	December 31, 2022
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,580	$(1,039)	$3,541	7.4
Defensive assets	4,900	(750)	4,150	8.4
Intangible assets	$9,480	$(1,789)	$7,691	7.9

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Company recorded amortization expense of $0.3 million and $0.6 million for each of the three and six months ended June 30, 2023 and 2022, respectively.

The following table details the estimated amortization of intangible assets as of June 30, 2023 (in thousands):

Year Ending December 31,	Patents	Defensive Assets	Total
2023 (remaining)	$291	$293	$584
2024	582	586	1,168
2025	582	586	1,168
2026	582	586	1,168
2027	582	586	1,168
2028 and thereafter	631	1,221	1,852
Total intangible assets	$3,250	$3,858	$7,108

11.	Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	June 30, 2023	December 31, 2022
Deposits (1)	$166	$276
Prepaid feedstock (2)	917	934
Equity interest (3)	1,500	1,500
Exclusivity fees (4)	583	2,522
Deposits receivable (5)	20,571	8,302
Other assets, net (6)	8,243	8,460
Total deposits and other assets	$31,980	$21,994
(1)	Deposits for legal services and products for NZ1.
(2)	Prepaid feedstock fees, non-current, for the production of RNG.
(3)	The Company directly holds a 4.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost, which is deemed to be the value indicated by the last observable transaction in Zero6’s stock, subject to impairment. The equity interest in Zero6 is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary, see Note 16, Commitments and Contingencies, for additional information.
(4)	Axens will provide certain alcohol-to-SAF technologies and services exclusively provided to the Company which may be offset against future license fees subject to the delivery of a process design package.
(5)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce the contractor to design and construct the power generation, transmission and distribution facilities that will serve NZ1, $5.5 million of which will be either reimbursed or used as an investment into wind generation facility and the remaining $15.1 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(6)	Payments which were allocated to the non-lease fuel supply, primarily related to sand separation systems, to support NW Iowa RNG fuel supply agreements prior to commencement of operations, being amortized over the life of the project.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

12.	Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands) as of:

	June 30, 2023	December 31, 2022
Accounts payable	$1,936	$5,009
Accrued liabilities	15,713	12,594
Accrued payroll and related benefits	3,716	5,105
Accrued sales and use tax	—	2,052
Total accounts payable and accrued liabilities	$21,365	$24,760

13.	Debt

2021 Bond Issuance

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority (the “Authority”) issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) for NW Iowa RNG. The bond proceeds were used as a source of construction financing alongside equity from the Company. The 2021 Bonds were issued under a Trust Indenture dated April 1, 2021 (the “Indenture”) between the Authority and Citibank, N.A. as trustee (the “Trustee”). The 2021 Bonds mature April 1, 2042. The bonds bear interest at 1.5% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually on January 1 and July 1 of each year. The effective interest rate is 1.0%. The 2021 Bonds are supported by the $71.2 million Bond Letter of Credit; see Note 5, Restricted Cash. The Trustee can draw sufficient amounts on the Bond Letter of Credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The 2021 Bonds became callable and re-marketable on October 1, 2022. If the 2021 Bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the Bond Letter of Credit to repay the 2021 Bonds in their entirety at the purchase price. As of June 30, 2023, no amounts have been drawn under the Bond Letter of Credit.

The 2021 Bonds were issued at a premium of $0.8 million and debt issuance costs were $3.0 million. The bond debt is classified as current debt and is presented net of the premium and issuance costs, which are being amortized over the life of the 2021 Bonds using the interest method. As of June 30, 2023 and December 31, 2022, the premium balance and the debt issuance cost net of amortization were $0.2 million, $0.8 million, $0.4 million, and $1.3 million, respectively.

Loans Payable

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the Small Business Administration’s Paycheck Protection Program (“SBA PPP”) totaling $1.0 million in the aggregate (the “SBA Loans”).

In April 2021, the entire balance of $0.5 million of the Company’s and $0.1 million of Agri-Energy’s loans and accrued interest obtained through the SBA PPP were forgiven. The remaining SBA Loan for Agri-Energy totals $0.2 million, bears interest at 1.0% per annum and matures in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021, and are payable through April 2025.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The summary of the Company’s debt is as follows (in thousands) as of:

	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
2021 Bonds, net	1.5%	April 2042	$67,594	$67,223
SBA Loans	1.0%	April 2025	176	224
Equipment	4% to 5%	December 2023 to December 2024	62	94
Total debt			67,832	67,541
Less: current portion			(67,738)	(159)
Non-current portion			$94	$67,382

Future payments for the Company’s debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2023 (remaining)	$80
2024	67,723
2025	29
Total debt	$67,832

14.	Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”), and the Employee Stock Purchase Plan (the “ESPP”).

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2023, upon approval of the stockholders at the 2021 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 37,980,074 shares. At June 30, 2023, 18,814,278 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity Classified Awards
Cost of production	$(6)	$198	$12	$391
General and administrative	3,318	3,588	7,241	7,082
Other	631	434	1,367	791
Total equity classified awards	3,943	4,220	8,620	8,264
Liability Classified Awards
General and administrative	—	(407)	—	(193)
Other	—	(126)	—	(126)
Total liability classified awards	—	(533)	—	(319)
Total stock-based compensation	$3,943	$3,687	$8,620	$7,945

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the six months ended June 30, 2023, were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price (1)	(years)	Value
Options outstanding at December 31, 2022	5,945,321	$4.65	9.1	$—
Granted	55,918	$2.12		$—
Canceled or forfeited	(117,278)	$4.62		$—
Exercised	—	$—		$—
Options outstanding at June 30, 2023	5,883,961	$4.63	8.7	$—
Options vested and expected to vest at June 30, 2023	1,496,017	$5.25	7.9	$—
(1)	The exercise price of options outstanding range from $2.12 to $11,160 as of June 30, 2023. The higher end of the range is due to the impact of several reverse stock splits during the years 2015 to 2018.

As of June 30, 2023, the total unrecognized compensation expense, net of forfeitures, relating to stock options was $9.5 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.7 years.

Restricted stock. Non-vested restricted stock awards and the changes during the six months ended June 30, 2023, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2022	5,254,457	$3.94
Granted	593,369	$1.28
Vested and issued	(155,180)	$5.45
Canceled or forfeited	(125,062)	$3.74
Non-vested at June 30, 2023	5,567,584	$3.63

As of June 30, 2023, the total unrecognized compensation expense, net of forfeitures, relating to restricted stock awards was $12.2 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.6 years. As of June 30, 2023, there are no liability-classified restricted stock awards.

15.	Income Taxes

The Company has incurred operating losses since inception; therefore, no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of a deferred tax asset as it relates to income taxes.

16.	Commitments and Contingencies

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2023, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2023.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG project. These contracts provide an annual amount of feedstock to be used in the production of RNG.

PRAJ Commitment. In June 2021 the Company contracted with a manufacturer in India to build a fractionation and hydrocarbon skid for $10.2 million. The remaining commitment for the contract is $2.9 million as of June 30, 2023. In addition, the Company has committed to pay $0.6 million in engineering fees to PRAJ subject to certain project milestones on Net-Zero Projects.

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

Additionally, the Company’s investment in Zero6, see Note 11 above, is pledged separately as collateral for two commitments for the purchase of wind electricity for the Luverne Facility, as well as the purchase of 100% of RCWF’s renewable energy credits. Gevo has a commitment to purchase all of RCWF’s electricity. The portion not used by the Luverne Facility is charged to the Company at a lower price.

The estimated commitments as of June 30, 2023, and thereafter are shown below (in thousands):

	December 31,
						2028 and
	2023 (remaining)	2024	2025	2026	2027	thereafter	Total
Fuel Supply Payments	$2,287	$2,408	$1,702	$1,718	$2,060	$28,263	$38,438
Zero6 Commitment	195	295	6,720	—	—	—	7,210
PRAJ Commitment	2,900	558	—	—	—	—	3,458
Renewable Energy Credits	74	148	148	148	148	1,828	2,494
Electricity Above Use (Est.)	124	256	267	279	290	4,618	5,834
Total	$5,580	$3,665	$8,837	$2,145	$2,498	$34,709	$57,434

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

17.	Fair Value Measurements

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

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at June 30, 2023, and December 31, 2022 are as follows (in thousands):

Fair Value Measurements at June 30, 2023
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$347,650	$347,650	$—	$—

Fair Value Measurements at December 31, 2022
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$237,125	$237,125	$—	$—
Marketable securities	$167,408	$167,408	$—	$—
(1)	Cash and cash equivalents includes $331.8 million and $200.7 million invested in U.S. government money market funds as of June 30, 2023 and December 31, 2022, respectively.

The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2022, and June 30, 2023.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the 2021 Bonds was assumed to be April 1, 2024 (three years from issuance) with repayment of 100% of principal on that date. The impact of the Company’s optional redemption feature, effective October 1, 2022, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the 2021 Bonds as of June 30, 2023, are summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
2021 Bonds	$67,594	$65,358

18.	Stockholders’ Equity

Share Issuances

In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time to time. In 2021, the at-the-market offering program was amended to provide a total capacity of $500.0 million. As of June 30, 2023, the Company has remaining capacity to issue up to approximately $360.6 million of common stock under the at-the-market offering program.

In June 2022, the Company completed a registered direct offering (the “June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of June 30, 2023, none of the Series 2022-A Warrants had been exercised.

The net proceeds to the Company from the June 2022 Offering were $139.2 million, after deducting placement agent’s fees, advisory fees and other offering expenses payable by the Company, and assuming none of the Series 2022-A Warrants issued in the June 2022 Offering are exercised for cash. The Company intends to use the net proceeds from the June 2022 Offering to fund capital projects, working capital and for general corporate purposes.

Stock Repurchase Program

On May 30, 2023 the Company authorized a stock repurchase program, under which it may repurchase up to $25 million of its common stock. The primary goal of the repurchase program is to allow the Company to opportunistically repurchase shares, while maintaining the Company’s ability to fund its development projects. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or through privately negotiated transactions. The timing, volume and nature of stock repurchases, if any, will be in the Company’s sole discretion and will be dependent on market conditions, applicable securities laws, and other factors. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.

The Company did not repurchase any shares of common stock under the stock repurchase program during the three months ended June 30, 2023.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

On February 17, 2022, the remaining Series K warrants expired with 7,126 unexercised warrants.

The following table sets forth information pertaining to shares issued upon the exercise of warrants:

					Shares	Shares
					Issued upon	Underlying
				Shares	Warrant	Warrants
			Exercise	Underlying	Exercises as	Outstanding
			Price as of	Warrants on	of	as of
	Issuance	Expiration	June 30,	Issuance	June 30,	June 30,
	Date	Date	2023	Date	2023	2023
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,914,069	85,931
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				63,333,336	29,914,069	33,419,267
(1)	Equity-classified warrants.

During the six months ended June 30, 2023, no warrants were exercised.

19.	Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for the purpose of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company has organized its operations and activities into three reportable segments: (i) Gevo segment; (ii) Agri-Energy segment; and (iii) Renewable Natural Gas segment. Transactions between segments are eliminated in consolidation.

Gevo segment. The Gevo segment is responsible for all research and development activities related to transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a “net-zero” GHG footprint; commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The Gevo segment also develops, maintains and protects its intellectual property portfolio, provides corporate oversight services, and is responsible for development and construction of our Net-Zero Projects.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Agri-Energy segment. The Agri-Energy segment is currently responsible for the operation of the Company’s Luverne Facility and the development and optimization of the production of isobutanol, ethanol and related products.

Renewable Natural Gas segment. The Renewable Natural Gas segment produces pipeline quality methane gas captured from dairy cow manure.

	Three Months Ended June 30, 2023
			Renewable
(in thousands)	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$1,321	$—	$2,917	$4,238
Loss from operations	$(14,403)	$(3,242)	$(1,270)	$(18,915)
Acquisitions of licenses, patents, plant, property and equipment	$14,679	$23	$3,002	$17,704

	Three Months Ended June 30, 2022
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$18	$71	$—	$89
Loss from operations	$(13,025)	$(3,113)	$23	$(16,115)
Acquisitions of licenses, patents, plant, property and equipment	$11,870	$328	$8,275	$20,473

	Six Months Ended June 30, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$1,718	$—	$6,580	$8,298
Loss from operations	$(29,902)	$(6,389)	$(3,481)	$(39,772)
Acquisitions of patents, plant, property and equipment	$24,656	$23	$4,459	$29,138

	Six Months Ended June 30, 2022
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$81	$240	$—	$321
Loss from operations	$(25,149)	$(6,921)	$—	$(32,070)
Acquisitions of patents, plant, property and equipment	$16,308	$4,275	$18,668	$39,251

	June 30, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Total assets	$545,261	$29,783	$99,513	$674,557

	December 31, 2022
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Total assets	$573,057	$34,440	$93,251	$700,748

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our results of operation and liquidity, our ability to finance, develop, and construct our Net-Zero Projects (as defined below), as well as other growth projects, our ability to produce our products, our ability to meet production, financial and operational guidance, our ability to generate revenue from our executed contracts, our strategy to pursue low-carbon or “net-zero” carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero Projects and elsewhere, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce sustainable aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business, our ability to perform under our existing offtake agreements and other sales agreements we may enter into in the future, our ability to successfully operate our renewable natural gas (“RNG”), also known as biogas, facilities in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF development and production, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”), including Item 1A. “Risk Factors” of our 2022 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Unless the context requires otherwise, in this Report the terms “Gevo”, “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its wholly owned, direct and indirect subsidiaries.

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

We are focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a “net-zero” greenhouse gas (“GHG”) footprint. We believe that this addresses the global need of reducing GHG emissions with “drop in” sustainable alternatives to petroleum fuels. We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the “GREET Model”) to measure, predict and verify GHG emissions across the life-cycle of our products. Our “net-zero” concept means the production of drop-in hydrocarbon fuels and chemicals by using sustainably grown feedstocks (e.g., low till, no-till and dry corn cultivation, or other carbohydrate sources), renewable, substantially decarbonized energy sources, and process technologies to lower GHG emissions, resulting in a net-zero carbon footprint from the full life cycle of the fuel measured from the capture of renewable carbon through the burning of the fuel.

Our primary market focus, given current demand and growing customer interest, is hydrocarbon fuels, and SAF in particular. We believe we also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. Global fuel consumption by commercial airlines continues to remain strong, with global fuel consumption at more than 100 MGPY and growing.

We believe that there is a growing and significant market demand for SAF production generally based on a number of factors, including:

●	Air transportation is considered to be a hard to decarbonize segment by governments, the airlines, and others. De-fossilized jet fuel, meaning jet fuel but with a low GHG emission footprint, is expected to be important to achieve the decarbonization of the segment. The International Air Transport Association (“IATA”) 77th Annual General Meeting approved a resolution for the global air transport industry to achieve net-zero carbon emissions by the year 2050. IATA has 302 airline members, including Alaska Airlines, American Airlines, Delta Air Lines, FedEx Express, United Airlines and UPS Airlines. IATA predicts that SAF is crucial to meeting its decarbonization goals.
●	The Biden administration launched a new Sustainable Aviation Fuel Grand Challenge (the “Challenge”) to meet the demand for SAF by working with stakeholders to reduce costs, enhance sustainability, and expand production and use of SAF which achieve a minimum of a 50% reduction in life cycle GHGs compared to conventional fuel. In addition, the Challenge will adopt the goal of supplying at least 3 billion gallons of SAF per year by 2030 and, by 2050, sufficient SAF to meet 100% of aviation fuel demand, which is currently projected to be around 35 billion gallons per year.
●	Delta Air Lines committed to spending $1 billion through 2030 with an objective of mitigating emissions from its global business going forward. Delta will invest in innovation, advancing clean air travel technologies, accelerating the reduction of carbon emissions and waste, and establishing new projects to mitigate the balance of emissions.
●	The oneworld® alliance committed to a target of 10% SAF use across the alliance by 2030 and plans to reach net-zero emissions by 2050.
●	The World Economic Forum’s Clean Skies for Tomorrow Coalition, a group of airlines, airports, fuel suppliers and other industry stakeholders working to advance the transition to net-zero flying, has announced a joint goal to achieve a blend of 10% SAF in global jet fuel by 2050.

We believe that we possess the ability to convert various carbohydrate feedstocks through a fermentation process into alcohols and then transform the alcohols into renewable fuels and materials, through a combination of licensing of technology and engineering from third parties, and our own proprietary technology, know-how, and engineering. While we expect our major capital deployments to focus on the production of SAF, we recognize there are opportunities to operate in several different renewable fuels and materials markets and we will pursue those opportunities when appropriate based on customer interest, access to capital, and expected investment returns.

Our SAF production process uses carbohydrates as a feedstock. Carbohydrates are plant matter that result from photosynthesis. Photosynthesis is the natural process by which carbon dioxide is captured from the air by plants. The carbon in carbohydrates is renewable because its source is carbon dioxide from the atmosphere. The carbohydrates are fermented to produce alcohol-based intermediate products (e.g., ethanol or isobutanol). The alcohol-based intermediates are then chemically processed to make renewable hydrocarbons. To achieve net-zero carbon intensity (“CI”) across the whole life cycle of the products, we believe:

●	carbohydrates with a low CI score should be used in production;
●	the energy (electricity and heat source) used in production must be de-fossilized; and
●	the products cannot contain fossil-based carbon.

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

Our initial Net-Zero Project, Net-Zero 1 (“NZ1”), is expected to be located in Lake Preston, South Dakota, and is being currently designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF, which would fulfill part of our approximately 400 MGPY of SAF and hydrocarbon supply agreements. The liquid hydrocarbons, when burned, are expected to have a “net-zero” GHG footprint. Along with the hydrocarbons, NZ1 is expected to produce approximately 1,390 million pounds per year of high-value protein products for use in the food chain and more than 34 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn to produce the carbohydrates needed for the production of SAF while simultaneously enabling the production of protein and oil; the second step produces alcohols using carbohydrate-based fermentation; and the third step is the conversion of the alcohols into hydrocarbons.

We believe that by using known commercial technologies, the project execution and operational risk is substantially decreased. Gevo is adapting process technology from Axens North America, Inc. (“Axens”), Fluid Quip Technologies, LLC (“Fluid Quip”), and PRAJ Industries Limited (“PRAJ”), among others to design proprietary production facilities that efficiently convert biobased alcohols to hydrocarbons with a low carbon footprint. Gevo has the know-how, engineering, and overall systems design approach, which represents strong intellectual property for our Net-Zero Projects. Gevo owns its Net-Zero plant designs and engineering.

The Axens process steps were chosen because their ethanol-to-hydrocarbon technology is commercially proven in petrochemical refineries and they have extensive commercial experience licensing various technologies and providing operational support to the petrochemical industry. We have an exclusive license in the U.S. from Axens to the process technology steps that convert ethanol into jet fuel, diesel fuel, and naptha. Axens will also provide certain technology guarantees for the process steps related to their unit operations. The fermentation side of the integrated Net-Zero Projects is being engineered with Fluid Quip and PRAJ, who have extensive experience in fermentation and agriculture-based facilities. Gevo has extensive intellectual property to reduce the CI scores in these Net-Zero processes.

The NZ1 project development is proceeding with value engineering, detailed engineering, and modularization design and capital costs updates. Based on current information, the installed cost for NZ1 is currently forecasted to be approximately $850 million, excluding certain contingencies and financing costs. Upon receiving an invitation from the U.S. Department of Energy (“DOE”), we submitted a Part II Application for a DOE loan guarantee for a direct lending from Federal Financing Bank. This DOE guarantee lending facility is expected to offer the lowest cost of debt for the project. Gevo has been invited to enter the due diligence and term sheet negotiation phases with DOE.

We currently expect to finance the construction of NZ1 at the subsidiary level using a combination of our own capital and third-party capital. The Company expects to retain a carried equity interest in the project and may invest equity in the project using the proceeds from the reimbursement of the Company’s NZ1 development expenditures. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s minority ownership in NZ1 under this expected financing structure which would allow us to conserve and redeploy our capital on other growth projects, including our Net-Zero 2 project (“NZ2”). We currently expect to apply similar development and financing approaches to NZ2 and future Net-Zero Projects to enable growth of SAF production to meet demand for SAF.

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

We developed and constructed our first RNG facilities in northwest Iowa in 2022. Animal manure is digested anaerobically to produce RNG. RNG has value in markets such as California as well as in our hydrocarbon production process by helping us achieve carbon negative GHG emissions on our renewable hydrocarbon products. The end products resulting from such a decarbonization process have lower CI scores and increased market value, in addition to having a more positive impact on the environment. Our initial RNG project, Gevo NW Iowa RNG, LLC (“Gevo RNG”), was developed to generate RNG captured from dairy cow manure which is supplied by three dairies located in Northwest Iowa totaling over 20,000 milking cows. We financed the construction of the Gevo RNG project in April 2021 with the $68,155,000 of Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) issued by the Iowa Finance Authority in a public offering for the benefit of Gevo RNG and we commenced construction in April 2021. See Note 13 to the Consolidated Financial Statements for further detail.

The Gevo RNG project started up in and began producing biogas in the first quarter of 2022 and began injecting RNG into an interconnected natural gas pipeline in the second quarter of 2022. Gevo RNG expects to produce about 300,000 MMBtu in 2023. Gevo is in the process of incrementally expanding the Gevo RNG project’s full annualized rate of production from 355,000 MMBtu to 400,000 MMBtu by the end of 2023.

Gevo was granted registration approval by the EPA in 2022, allowing us to participate in its Renewable Fuel Standard Program (“RFS Program”) to receive renewable identification numbers (“RINs”). During the first quarter of 2023, we received approval for a temporary pathway under California’s Low Carbon Fuel Standard (“LCFS”) program. We continue to realize substantial sales for our environmental attributes, for both LCFS’s and RINs in 2023.

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

Verity

It is critical that we can prove the CI of our products, ensuring that these values are accurate and auditable. The mission of Verity (“Verity”), including Verity Tracking and Verity Carbon Solutions, is to document CI and other sustainability attributes, and then apply Distributed Ledger Technology, commonly referred to as the blockchain, to create a record of the products throughout the entire business system. Verity would start from calculating carbon intensity of feedstocks from data collected at the farm and field level. We plan to track these feedstocks through production at our plants where we intend to use a mix of renewable electricity, biogas, renewable hydrogen and other potentially decarbonized energy sources in production. The CI data would then be combined to deliver a comprehensive CI reduction in a finished renewable fuel. The resulting CI reduction value has potential to be quantified, sold and/or traded in voluntary or compliance carbon markets while preventing double-counting. We believe that in the future, agricultural practices have the potential to sequester large quantities of CO2 as soil organic carbon. Verity intends to document and account for that capture in conjunction with scientifically supported measurement techniques. The potential for Verity is broad and could be applicable to tracking the CI of various items, including, but not limited to, renewable fuels, food, feed and industrial products through the entire business system and value chain.

In March 2023, we entered into a joint development framework agreement with Southwest Iowa Renewable Energy and in August 2023, we entered into a joint development framework agreement with a second ethanol producer in the Midwest that has over 100 million gallons of capacity. Each of these agreements which will focus on implementing Verity technology and developing the market for carbon inset credits to help farmers and biofuel producers quantify the CI reductions for their products.

During the second quarter of 2023, we launched the Verity Tracking Grower System Platform (the “Platform”) with farmers in the Lake Preston, South Dakota area who participated in our 2022 grower program. In its initial release, the Platform allows the grower users to view the CI scores at both the farm average and field-by-field levels. The Platform provides insights into the contributors and removers behind the CI, helping growers to understand the factors that drive differences in CI performance between fields. Users can also compare their scores with the U.S. national average calculated by the GREET model.

Luverne Facility

In 2022, the activities at our Luverne Facility were transitioned to care and maintenance, market development, and customer education, as we shifted focus to our Net Zero Projects. The workforce adjustment which resulted allowed us to retain key personnel and redeploy some resources to our NZ1 and RNG projects to provide valuable knowledge and experience for the future strategic growth of the Company. The Luverne Facility is well equipped and positioned as a development site as it provides a unique opportunity to showcase our decarbonization and business systems and raise awareness for future partnerships, investors, and local communities, even though operations at the site have been minimized. Future operations, if any, will be tailored to support a focus on advancing our technology, testing, optimizing alternative feedstocks and yeast strains, and unit operations as well as partnership development for integrated GHG reductions.

Axens Master Framework Agreement and Technology Access Agreement

On May 5, 2023, Gevo entered into a Side Agreement (“Side Agreement”) with Axens in connection with a Master Framework Agreement for Ethanol to Jet Collaboration (“MFA”), dated September 22, 2021 pursuant to which Axens agreed to exclusively provide to Gevo certain engineering, license rights, catalyst supply, technical assistance and proprietary reactor for use in certain processes (collectively, “Services”) in the conversion of ethanol to hydrocarbons fuels via dehydration, oligomerization, and saturation in the Exclusive Field (as defined in the MFA) and the Exclusive Territory (as defined in the MFA) for the purpose of the production of renewable hydrocarbons, including gasoline, diesel, and jet fuel in exchange for payment by Gevo of an annual exclusivity fee and use of the Services. The term of the MFA and exclusivity thereunder are for a period beginning on the effective date of the agreement and ending on December 22, 2023, unless automatically extended for up to two years if certain conditions are met or if Gevo and Axens otherwise agree to extend the exclusivity period.

The Side Agreement modifies the exclusivity provisions contained in the MFA. The parties carved-out exceptions to the Exclusive Territory in certain areas of the Midwest for (i) an ethanol wet mill facility in Decatur, Illinois, (ii) a dry mill in Cedar Rapids, Iowa, and (iii) a dry mill and co-generation plant in Columbus, Nebraska (“Modified Territory”). Within the Modified Territory, Axens is permitted to provide certain services and grant certain licenses relating to the conversion of ethanol to hydrocarbons fuels via dehydration, oligomerization, and saturation to Phillips 66 Company (“P66”), Archer-Daniels-Midland Company (“ADM” and, together with P66, the “Potential Partners”), or a joint venture entity between ADM and P66 (the “JV”). The Side Agreement became effective on May 5, 2023 and will continue with full force and effect until the exclusivity contemplated under the MFA is suspended or is terminated.

In connection with the Side Agreement, and as consideration for Gevo to share Axens’ technology with P66 and ADM in the Modified Territory, Gevo, P66 and ADM entered into a Technology Access Agreement, dated as of May 5, 2023 (the “TAA”). As consideration for Gevo entering into the TAA and the Side Agreement, the Potential Partners shall cause the applicable JV to pay Gevo certain milestone payments in connection with the development and production of the hydrocarbon fuel expected to equal to $50 million if all milestones are achieved. Additionally, the Potential Partners will cause the applicable JV to make royalty payments to Gevo on such renewable hydrocarbons produced during a certain period (subject to a cap) and described in the TAA. The royalty payments are expected to equal at least $75 million if certain conditions and production milestones are achieved.

If the Potential Partners determine not to utilize any of the Services and license the Axens processes in connection with such facilities owned by the JV, the Potential Partners may jointly agree to terminate the TAA. Pursuant to the terms of the TAA, no payments shall be due to Gevo by or on behalf of P66, ADM, any JV or any affiliate of P66, ADM or any JV (i) under or in connection with the TAA if, for any or no reason, no milestone is met or (ii) for a particular milestone if, for any or no reason, such milestone is not met.

The TAA became effective on May 5, 2023 and continues with full force and effect unless certain development milestones have not been reached, or unless earlier terminated as jointly determined by the Potential Partners. The TAA will also terminate upon the occurrence of a material breach by the non-terminating party that is not cured within 30 days following written notice or certain insolvency events, or if the MFA is terminated or Gevo otherwise loses its exclusive rights to the Services in the United States. If the TAA is terminated, any milestone payments or royalty payments not previously earned prior to termination as described above would not be paid to Gevo.

Other Developments

LG Chem Agreement. In April 2023, Gevo entered into a joint development agreement with LG Chem, Ltd. (“LG Chem”) a leading global chemical company to develop bio-propylene for renewable chemicals using Gevo’s Ethanol-to-Olefins (“ETO”) technology. Gevo’s proprietary ETO technology can target carbon neutral or carbon negative drop-in replacements for traditional petroleum-based building blocks called olefins, including bio-propylene, that can be used for renewable chemicals or fuels including sustainable aviation fuel. These plant-based, renewable olefins would be derived from atmospheric CO2 captured through photosynthesis and are expected to deliver the same performance in final products on the market today. Under the terms of the agreement, Gevo will provide the core enabling technology it has developed for renewable olefins to be produced from low-carbon ethanol and together the parties will collaborate to accelerate the pilot research, technical scale-up, and commercialization of bio-propylene. LG Chem is expected to bear all scale-up costs for chemicals and make certain payments to Gevo. Gevo received $1.1 million, net of foreign taxes of $0.2 million, in the second quarter of 2023 under the agreement, and expects to receive an additional $1.2 million over the next two years to help defray costs associated with the joint development efforts. In addition, LG Chem agreed to make certain payments to Gevo upon commencement of commercialization as follows:

●	$5 million upon commencement of commercialization, to be paid ratably over a period of five years
●	1% royalty on Net Sales for the first production facility beginning six years from commercial operation
●	1% royalty on Net Sales for all subsequent production facilities upon commencement of operations

U.S. Department of Agriculture. In September 2022, the U.S. Department of Agriculture tentatively selected Gevo’s Climate-Smart Farm to Flight proposal for funding with an award ceiling of up to $30 million, subject to negotiation of definitive award agreements in the coming months. The project aims to create critical structural climate-smart market incentives for low CI corn as well as to accelerate the production of SAF to reduce the sector’s dependency on fossil-based fuels. In addition, this program will help provide support and incentive payments for farmers to produce, measure, report and verify low CI corn using climate smart agricultural practices, as well as accelerate development of the low-CI corn supply chain for low-carbon ethanol and SAF. We continue to move through the USDA process and we recently received a Notice of Grant and Agreement Award from the USDA. We expect to complete the agreement in the third quarter of 2023 with project activity beginning for the 2023 crop year.

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

	Three Months Ended	Three Months Ended
	June 30,	March 31,
(in thousands, unless otherwise indicated)	2023	2023	Change	Change %
Revenues
Natural gas commodity	$140	$130	$10	8%
Natural gas environmental attributes - RINs	1,814	2,730	(916)	(34)%
Natural gas environmental attributes - LCFS	963	803	160	20%
Total revenues	$2,917	$3,663	$(746)
Production expenses (1)	$3,709	$3,885	$(176)	(5)%
RNG metrics
RNG production volumes (MMBtu)	78	64	14	22%
Plus: prior period RNG volumes dispensed in current period	64	116	(52)	(45)%
Less: RNG production volumes not dispensed	(51)	(64)	13	(20)%
Total RNG volumes available for RIN and LCFS generation (2)	91	116	(25)
RIN Metrics
RIN generation (3)	1,059	1,356	(297)	(22)%
Plus: Prior period RINs	—	—	—	—%
Total RINs available for sale	1,059	1,356	(297)	(22)%
Less: RINs sold	(1,059)	(1,356)	297	(22)%
RIN inventory	—	—	—
RNG volumes not dispensed for RINs (MMBtu) (4)	51	64	(13)	(20)%
Average realized RIN price (5)	$1.71	$2.01	$(0.30)	(15)%
LCFS metrics
LCFS generation (6)	18	14	4	29%
Less: LCFS sold	(18)	(14)	(4)	29%
LCFS inventory	—	—	—
RNG volumes not dispensed for LCFS (MMBtu)	51	64	(13)	(20)%
Average realized LCFS price (5)	$54.71	$55.36	$(0.65)	(1)%
(1)	Higher per unit cost reflects lower production volumes during the commissioning and ramp-up period which can take up to 12 months or longer.
(2)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(3)	RINs are generally generated in the month following the gas being dispensed.
(4)	One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS Program.
(5)	Realized prices for environmental attributes are net of third-party commissions and thus do not correspond directly to index prices.
(6)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

	Six Months Ended	Six Months Ended
	June 30,	December 31,
(in thousands, unless otherwise indicated)	2023	2022	Change	Change %
Revenues
Natural gas commodity	$270	$640	$(370)	(58)%
Natural gas environmental attributes - RINs	4,544	214	4,330	2,023%
Natural gas environmental attributes - LCFS	1,766	—	1,766	100%
Total revenues	$6,580	$854	$5,726
Production expenses (1)	$7,594	$4,044	$3,550	88%
RNG metrics
RNG production volumes (MMBtu)	142	125	17	14%
Plus: prior period RNG volumes dispensed in current period	116	—	116	100%
Less: RNG production volumes not dispensed	(51)	(116)	65	(56)%
Total RNG volumes available for RIN and LCFS generation (2)	207	9	198
RIN Metrics
RIN generation (3)	2,415	101	2,314	2,291%
Plus: Prior period RINs	—	—	—	—%
Total RINs available for sale	2,415	101	2,314	2,291%
Less: RINs sold	(2,415)	(101)	(2,314)	2,291%
RIN inventory	—	—	—
RNG volumes not dispensed for RINs (MMBtu) (4)	51	116	(65)	(56)%
Average realized RIN price (5)	$1.88	$2.13	$(0.25)	(12)%
LCFS metrics
LCFS generation (6)	32	—	32	100%
Less: LCFS sold	(32)	—	(32)	100%
LCFS inventory	—	—	—
RNG volumes not dispensed for LCFS (MMBtu)	51	116	(65)	(56)%
Average realized LCFS price (5)	$55.00	$—	$55.00	100%
(1)	Higher per unit cost reflects lower production volumes during the commissioning and ramp-up period which can take up to 12 months or longer.
(2)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(3)	RINs are generally generated in the month following the gas being dispensed.
(4)	One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS Program.
(5)	Realized prices for environmental attributes are net of third-party commissions and thus do not correspond directly to index prices.
(6)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change	Change %
Total operating revenues	$4,238	$89	$4,149	4,662%
Operating expenses:
Cost of production	1,931	1,834	97	5%
Depreciation and amortization	4,754	1,474	3,280	223%
Research and development expense	1,960	1,966	(6)	(0)%
General and administrative expense	10,608	8,694	1,914	22%
Project development costs	2,887	2,236	651	29%
Facility idling costs	1,013	—	1,013	100%
Total operating expenses	23,153	16,204	6,949	43%
Loss from operations	(18,915)	(16,115)	(2,800)	17%
Other income (expense)
Interest expense	(536)	(2)	(534)	26,700%
Interest and investment income	5,038	78	4,960	6,359%
Other income (expense), net	(7)	2,878	(2,885)	(100)%
Total other income, net	4,495	2,954	1,541	52%
Net loss	$(14,420)	$(13,161)	$(1,259)	10%

Operating revenue. During the three months ended June 30, 2023, operating revenue increased $4.1 million compared to the three months ended June 30, 2022, primarily due to sales of RNG and environmental attributes from our RNG Project. Sales under our RNG Project commenced in the third quarter of 2022. During the three months ended June 30, 2023, we sold 77,789 MMBtu of RNG from our RNG Project, resulting in biogas commodity sales of $0.1 million and environmental attribute sales of $2.8 million, see Key Operating Metrics above. Additionally, we recognized $1.3 million of licensing and development revenue from the agreement with LG Chem.

Cost of production. Cost of production remained flat during the three months ended June 30, 2023, compared to the three months ended June 30, 2022 Production costs in 2023 are related to RNG production and sales, and lower costs from minimal production at the Luverne Facility compared to the three months ended June 30, 2022, before it was put into care and maintenance.

Depreciation and amortization. Depreciation and amortization increased $3.3 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to additional depreciation for RNG assets placed into service in 2022 and accelerated depreciation on Agri-Energy segment assets due to shorter lives stemming from the impairment assessment during the third quarter of 2022.

Research and development expense. Research and development expense remained flat during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to an increase in patent and personnel related costs, as well as lab work and supplies related to our ETO and other technologies, which was offset by a reduction of consulting expenses.

General and administrative expense. General and administrative expense increased $1.9 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to increases in professional consulting fees and personnel costs related to the hiring of highly qualified and skilled professionals for our strategic projects, including Net-Zero Projects, as well as the Verity and DOE programs.

Project development costs. Project development costs are related to our future Net-Zero Projects and Verity which consist primarily of employee expenses, preliminary engineering and technical consulting costs. Project development costs increased $0.7 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to increases in personnel costs and consulting fees.

Facility idling costs. Facility idling costs of $1.0 million for the three months ended June 30, 2023, are due to the care and maintenance of our Luverne Facility. We plan to utilize the Luverne Facility as a development scale plant to advance our technology and operational knowledge to help us in achieving operational success as we scale up the production and delivery of hydrocarbons and chemical products for our customers and partners.

Loss from operations. Our loss from operations increased by $2.8 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the increased activities for our Net-Zero Projects and Verity. See explanations for each line item above.

Interest expense. Interest expense increased $0.5 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the interest on the 2021 Bonds, which was capitalized into construction in process during the construction phase of our RNG Project in the prior periods.

Interest and investment income. Interest and investment income increased $5.0 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to an increase in interest earned on our cash equivalent investments as a result of higher interest rates.

Other income. Other income decreased $2.9 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the receipt of $2.9 million from the US Department of Agriculture's Biofuel Producer Program in 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Total operating revenues	$8,298	$321	$7,977	2,485%
Operating expenses:
Cost of production	6,356	4,924	1,432	29%
Depreciation and amortization	9,329	2,916	6,413	220%
Research and development expense	3,158	3,158	—	—%
General and administrative expense	21,369	18,061	3,308	18%
Project development costs	5,846	3,332	2,514	75%
Facility idling costs	2,012	—	2,012	100%
Total operating expenses	48,070	32,391	15,679	48%
Loss from operations	(39,772)	(32,070)	(7,702)	24%
Other income (expense)
Interest expense	(1,075)	(4)	(1,071)	26,775%
Interest and investment income	8,822	330	8,492	2,573%
Other income (expense), net	(13)	2,910	(2,923)	(100)%
Total other income, net	7,734	3,236	4,498	139%
Net loss	$(32,038)	$(28,834)	$(3,204)	11%

Operating revenue. During the six months ended June 30, 2023, operating revenue increased $8.0 million compared to the six months ended June 30, 2022, primarily due to sales of RNG and environmental attributes from our RNG Project. Sales under our RNG Project commenced in the third quarter of 2022. During the six months ended June 30, 2023, we sold 141,635 MMBtu of RNG from our RNG Project, resulting in biogas commodity sales of $0.3 million and environmental attribute sales of $6.3 million, see Key Operating Metrics above. Additionally, we recognized $1.3 million of licensing and development revenue from the agreement with LG Chem as well as $0.4 million of isooctane.

Cost of production. Cost of production increased $1.4 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Production costs in 2023 are related to RNG production and sales, and lower costs from minimal production at the Luverne Facility compared to the six months ended June 30, 2022, before it was put into care and maintenance.

Depreciation and amortization. Depreciation and amortization increased $6.4 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to additional depreciation for RNG assets placed into service in 2022 and accelerated depreciation on Agri-Energy segment assets due to shorter lives stemming from the impairment assessment during the third quarter of 2022.

Research and development expense. Research and development expense remained flat during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to an increase in patent and personnel related costs, as well as lab work and supplies related to our ETO and other technologies, which was offset by a reduction of consulting expenses.

General and administrative expense. General and administrative expense increased $3.3 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to increases in professional consulting fees, personnel costs related to the hiring highly qualified and skilled professionals for our strategic projects, including Net-Zero Projects, as well as the Verity and DOE programs.

Project development costs. Project development costs are related to our future Net-Zero Projects and Verity which consist primarily of employee expenses, preliminary engineering costs, and technical consulting costs. Project development costs increased $2.5 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to increases in personnel costs and consulting fees.

Facility idling costs. Facility idling costs of $2.0 million for the six months ended June 30, 2023, are due to the care and maintenance of our Luverne Facility. We plan to utilize the Luverne Facility as a development scale plant to advance our technology and operational knowledge to help us in achieving operational success as we scale up the production and delivery of hydrocarbons and chemical products for our customers and partners.

Loss from operations. Our loss from operations increased by $7.7 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the increased activities for our Net-Zero Projects and Verity. See explanations for each line item above.

Interest expense. Interest expense increased $1.1 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the interest on the 2021 Bonds, which was capitalized into construction in process during the construction phase of our RNG Project in the prior periods.

Interest and investment income. Interest and investment income increased $8.5 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to an increase in interest earned on our cash equivalent investments as a result of higher interest rates.

Other income. Other income decreased $2.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the receipt of $2.9 million from the US Department of Agriculture's Biofuel Producer Program in 2022.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates and policies since December 31, 2022. For a description of our other critical accounting policies and estimates that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our 2022 Annual Report.

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

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $347.7 million and current and non-current restricted cash of $77.8 million. As of June 30, 2023, we have net working capital of $339.1 million, with $89.6 million of current liabilities. Our cash equivalents primarily consist of investments in U.S. government money market funds. Our marketable securities are highly liquid and can be converted to cash when needed for operations, development, and construction. We expect to use our cash, cash equivalents, restricted cash and marketable securities for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of new production facilities and the Company’s other Net-Zero Projects; (ii) potential investment in RNG projects; (iii) potential development of the Luverne Facility; (iv) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (v) exploration of strategic alternatives and additional financing, including project financing; and (vi) future debt service obligations. We believe as a result of our cash and cash equivalents balances, and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Since our inception in 2005, we have devoted most of our cash resources to the development and commercialization of routes to efficiently produce fuels and chemicals from carbohydrates, such as renewable feedstock, using alcohols (isobutanol and ethanol) as intermediates. We have incurred losses since inception, have a significant accumulated deficit, and expect to incur losses for the foreseeable future. We have financed our operations primarily with proceeds from the issuance of equity, warrants, debt securities, and borrowings under debt facilities. We may fund future operations through additional private and/or public offerings of equity or debt securities. In addition, we may seek additional capital, on acceptable terms, through arrangements with strategic partners or from other sources. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of its product candidates, the development, licensing, acquisition and construction of commercial level production facilities to support our offtake agreements, the achievement of a level of revenues adequate to support the Company’s cost structure, and the ability to raise capital to finance the development, licensing, acquisition, and construction of additional productions facilities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(29,379)	$(17,201)
Net cash provided by investing activities	$139,524	$(8,350)
Net cash used in financing activities	$(102)	$138,652

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses, and research and development-related expenses, including costs incurred under development agreements, costs of licensing of technology, legal-related costs, and other expenses for preliminary project development activities.

During the six months ended June 30, 2023, net cash used for operating activities was $29.4 million compared to $17.2 million for the six months ended June 30, 2022. Non-cash charges primarily consisted of depreciation and amortization of $9.3 million, stock-based compensation expense of $8.6 million, and other non-cash expense of $0.4 million, partially offset by non-cash amortization of discounts on marketable securities of $0.1 million. The net cash outflow from changes in operating assets and liabilities increased $13.3 million, primarily due to increased cash outflows of $10.9 million in prepaid expenses, primarily due to $10 million for hydrogen power generation, transmission, and distribution facilities that will serve NZ1 (see Footnote 11). Further outflows are comprised of $2.2 million related to accounts payable and $1.3 million related to decreases in accounts receivable. These were partially offset by $1.0 million of decreased costs associated with the sale of environmental attribute inventory.

Investing Activities

During the six months ended June 30, 2023, we had $139.5 million in cash provided by investing activities, of which $168.6 million related to proceeds from sales and maturities of marketable securities, partially offset by $29.1 million of investments in our capital projects, including $4.5 million in the RNG Project, $17.7 million for NZ1, as well as $7.0 million in other projects.

The NZ1 project development is proceeding with water and wind energy development agreements executed in the third quarter of 2022, and other key milestones are on track for completion in accordance with our comprehensive project plan. Based on the ongoing engineering work, the installed cost for NZ1 is currently forecasted to be approximately $850 million, excluding certain contingencies and financing costs. Upon receiving an invitation from the DOE, we submitted a Part II Application for a DOE loan guarantee for a direct lending from the Federal Financing Bank. Gevo has been invited to enter the due diligence and term sheet negotiation process with the DOE. This DOE guarantee lending facility is expected to offer the lowest cost of debt for the project. In light of this route to debt financing, we are working with our contractors to reduce our projected spend, prior to financial close, from our originally projected estimate by a $100 million to $200 million range.

In 2022 we allocated approximately $25 million to develop our next Net-Zero Project, of which we have spent approximately $11 million. The remaining $14 million will be subject to our process and discretion. Gevo is in the process of identifying and performing early site development work for additional SAF production locations. These potential sites include several greenfield locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market.

Financing Activities

During the six months ended June 30, 2023, we had $0.1 million of net cash used in financing activities, primarily due to payments for finance lease liabilities and certain equipment loans.

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

Stock Repurchase Program

On May 30, 2023, we authorized a stock repurchase program, under which we may repurchase up to $25 million of our common stock. The primary goal of the repurchase program is to allow us to opportunistically repurchase shares, while maintaining our ability to fund its development projects. Under the stock repurchase program, we may repurchase shares from time to time in the open market or through privately negotiated transactions. The timing, volume and nature of stock repurchases, if any, will be in our sole discretion and will be dependent on market conditions, applicable securities laws, and other factors. The stock repurchase program may be suspended or discontinued at any time and does not have an expiration date. We did not repurchase any shares of common stock under the stock repurchase program during the three months ended June 30, 2023.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

10.1*	Master Framework Agreement for Ethanol to Jet Collaboration, dated September 22, 2021, by and between Axens North America, Inc. and Gevo, Inc.					X

10.2*	Side Agreement, dated May 5, 2023, by and between Axens North America, Inc. and Gevo, Inc.					X

10.3*	Technology Access Agreement, dated May 5, 2023, by and among Gevo, Inc., Phillips 66 Company and Archer-Daniels-Midland Company					X

10.4	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan	8-K	001-35073	May 25, 2023	10.1

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

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

Date: August 10, 2023