Form 10-K
period 2023-12-31
Gevo, Inc.
filed 2024-03-07
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $0.4 billion as of June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the Nasdaq Capital Market on June 30, 2023. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 240,499,833.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

GEVO, INC.

FORM 10-K—ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our results of operation and liquidity, our ability to finance, develop, and construct our Net-Zero Projects (as defined below), as well as other growth projects, our ability to produce our products, our expectations regarding the demand for our products and our ability to meet such demand, our ability to meet production, financial and operational guidance, our ability to generate revenue from our executed contracts, our strategy to pursue low-carbon or “net-zero” carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero Projects and elsewhere, our expectations regarding the location and start-up date for our initial Net-Zero Project, our expectations regarding our ability to produce renewable liquid hydrocarbons, our expectations regarding our ability to produce protein and other products for use in the food chain, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce sustainable aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business and the sources of those funds, our ability to perform under our existing offtake agreements and other sales agreements we may enter into in the future, our ability to successfully operate our renewable natural gas (“RNG”), also known as biogas, facilities in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, our expectations regarding the demand for carbon credits, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF development and production, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A. “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, many of which are beyond our control, including those described in Part I, Item 1A. Risk Factors of this annual report. These risks include, but are not limited to, the following:

●	We have a history of net losses, and we may not achieve or maintain profitability.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.
●	Our business is capital-intensive in nature, and we rely on external financing to fund our growth strategy, including the development and construction of our Net-Zero Projects and other similar growth projects. Limitations on access to external financing could adversely affect our operating results.
●	Our proposed growth projects may not be completed or, if completed, may not achieve profitability or perform as expected. Our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce our profitability.
●	We may be unable to successfully perform under current or future offtake and sales agreements to provide our products, which could harm our commercial prospects.
●	Our offtake agreements, including our take-or-pay agreements, are subject to significant conditions precedent and, as a result, the revenues that we expect from such contracts may never be realized.
●	Fluctuations in the price of corn and other feedstocks may affect our cost structure.
●	Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels.
●	Any decline in the value of carbon credits associated with our products could have a material adverse effect on our results of operations cash flow and financial condition.
●	We may not be successful in the commercialization of alcohol-to-SAF projects utilizing Axens technology.
●	The technological and logistical challenges associated with producing, marketing, selling and distributing renewable hydrocarbon products are complex, and we may not be able to resolve such complexities in a timely or cost-effective manner, or at all.
●	Our actual costs may be greater than expected in developing our growth projects, causing us to realize significantly lower profits or greater losses on our projects.
●	We may be unable to produce renewable hydrocarbon products in accordance with customer specifications.
●	Our experience may not be sufficient to operate commercial-scale facilities and we may encounter substantial difficulties operating commercial plants or expanding our business.
●	Even if we are successful in producing our products on a commercial scale, we may not be successful in negotiating additional fuel offtake agreements or pricing terms to support the growth of our business.
●	If we engage in acquisitions, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.
●	If we engage in joint ventures, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.
●	If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs and harm our research and development efforts, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.
●	We may face substantial competition from companies with greater resources and financial strength, which could adversely affect our performance and growth.
●	Business interruptions may have an adverse impact on our business and our financial results.
●	Our business and operations would suffer in the event of IT system failures or a cyber-attack.
●	We may engage in hedging transactions, which could adversely impact our business.
●	Ethical, legal and social concerns about genetically engineered products and processes, and similar concerns about feedstocks grown on land that could be used for food production, could limit or prevent the use of our products, processes and technologies and limit our revenues.
●	As our products have not previously been used as a commercial fuel in significant amounts, their use exposes us to product liability risks.

●	We may not be able to use some or all of our net operating loss carry-forwards tax deductions to offset future taxable income.
●	Competitiveness of our products for fuel use (including RNG) depends in part on government economic incentives for renewable energy projects or other related policies that could change.
●	In order to benefit from RINs and LCFS credits, our RNG projects are required to be registered and are subject to regulatory audit.
●	Our RNG project has, and any future digester project may not be able to achieve the operating results we expect from these projects.
●	Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights.
●	Our ability to compete may be adversely affected if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights through costly litigation or proceedings.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.
●	We have received funding from U.S. government agencies, which could negatively affect our IP rights.
●	The U.S. renewable fuels industry is highly dependent upon certain federal and state legislation and regulation and any changes in legislation or regulation could have a material adverse effect on our results of operations, cash flows and financial condition.
●	Reductions or changes to existing regulations and policies may present technical, regulatory and economic barriers, which may significantly reduce demand for renewable fuels or our ability to supply our products.
●	Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, and activists could adversely affect our business, financial condition and results of operations.
●	Any claims relating to improper handling, storage or disposal of hazardous materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.
●	Our international activities may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.
●	The market price of our common stock may be adversely affected by the future issuance and sale of additional shares of our common stock or by our announcement that such issuances and sales may occur.
●	Future issuances of our common stock or instruments convertible or exercisable into our common stock may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
●	Raising capital at a subsidiary, or project, level would result in lower revenues attributable back to us.
●	Our inability to comply with applicable Nasdaq listing requirements could result in delisting of our common stock.
●	Our stock price may be volatile, and your investment in our securities could suffer a decline in value.
●	The estimates and assumptions on which our financial projections are based may prove to be inaccurate.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
●	We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
●	If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline. The trading market for our common stock may be influenced by the research and reports that securities or industry analysts publish about us or our business.
●	We are subject to anti-takeover provisions in our certificate of incorporation, our bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.
●	Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

Items 1 and 2.Business and Properties.

Company Overview

Gevo, Inc. (Nasdaq: GEVO), a Delaware corporation founded in 2005, is a growth-oriented, carbon abatement company with the mission of solving greenhouse gas emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen. We believe that the market size for hydrocarbon fuels will continue to remain significant in the long-term even with the rapid adoption of electric vehicles and hydrogen technologies.

We are focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a “net-zero” greenhouse gas (“GHG”) footprint. We believe that this addresses the global need of reducing GHG emissions with “drop in” sustainable alternatives to petroleum fuels. We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the “GREET Model”) to measure, predict and verify GHG emissions across the life cycle of our products. Our “net-zero” concept means the production of drop-in hydrocarbon fuels and chemicals by using sustainably grown feedstocks (e.g., low till, no-till and dry corn cultivation, or other carbohydrate sources); renewable, substantially decarbonized energy sources; and process technologies to lower GHG emissions, resulting in an expected net-zero carbon footprint from the full life cycle of the fuel measured from the capture of renewable carbon through the burning of the fuel.

Our primary market focus, given current demand and growing customer interest, is hydrocarbon fuels, and SAF in particular. We believe that SAF from carbohydrates to alcohol is the most economically viable approach for carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. Global fuel consumption by commercial airlines continues to remain strong, with global fuel consumption at more than 100 billion gallons per year (“BGPW”) and growing.

We believe that there is a growing and significant market demand for SAF production generally based on a number of factors, including:

●	Air transportation is considered to be a hard to decarbonize segment by governments, airlines, and others. De-fossilized jet fuel, meaning jet fuel but with a low GHG emission footprint, is expected to be important to achieve the decarbonization of the industry. The International Air Transport Association’s (“IATA”) 77th Annual General Meeting approved a resolution for the global air transport industry to achieve net-zero carbon emissions by the year 2050. Most recently, IATA presented roadmaps to achieve its 2050 Fly Net Zero commitment, which include SAF providing 62 percent of the carbon mitigation needed in 2050. IATA has 317 airline members, including Alaska Airlines, American Airlines, Delta Air Lines, FedEx Express, United Airlines and UPS Airlines, who have committed to spending significant amounts to mitigate the balance of emissions from their global businesses going forward.
●	The U.S. Federal government continues to advance its Sustainable Aviation Fuel Grand Challenge (the “Challenge”) to meet the demand for SAF by working with stakeholders to reduce costs, enhance sustainability, and expand production and use of SAF which achieves a minimum of a 50% reduction in life cycle GHGs compared to conventional fuel. The Challenge includes the goal of supplying at least 3 billion gallons of SAF per year by 2030 and, by 2050, sufficient SAF to meet 100% of aviation fuel demand, which is currently projected to be around 35 billion gallons per year.
●	Newly enacted state-based incentives for SAF in 2023, including per gallon tax credits in Illinois, Minnesota, and Washington, demonstrate growing public policy support at all levels of government for scaling SAF production and increasing SAF use in the United States.
●	The oneworld® alliance committed to a target of 10% SAF use across the alliance by 2030 and plans to reach net-zero emissions by 2050.

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

We believe sustainably grown industrial field corn (i.e., corn that is grown with precision agricultural techniques and low-till or no till cultivation to conserve nutrients, prevent water runoff, and erosion) is the best feedstock to commercialize our SAF with initially because:

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

Building Out Production Capacity to Meet Demand

We believe that we will be able to develop the marketplace, customers and production capacity to achieve at least 1 billion gallons of sales in the next decade. Two approaches will be required to achieve this objective. The first approach, the development of greenfield sites (i.e., the development of a project on an undeveloped site), allows us to optimize production and the integration of technology. The second approach, leveraging installed alcohol production capacity, has the advantage that the fermentation capacity already exists via existing ethanol plants. Those existing ethanol plants would need to be decarbonized and hydrocarbon production capacity would need to be installed.

Our concept of “Net-Zero Projects” is a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. The concept of a Net-Zero Project is to convert renewable energy (such as, photosynthetic, wind, renewable natural gas, and biogas) from a variety of sources into energy dense liquid hydrocarbons that when burned in traditional engines, have the potential to achieve net-zero GHG emissions across the life-cycle of the liquid fuel based on the GREET Model, the pre-eminent science-based life-cycle analysis model. The GREET Model takes into account emissions and impacts cradle-to-cradle for renewable resource-based fuels including inputs and generation of raw materials, agriculture practices, chemicals used in production processes of both feedstocks and products, energy sources used in production and transportation and the end use of the products, which for fuel products is usually burning to release energy.

Using sustainably grown corn or low CI corn as an input at a Net-Zero Project would comprise the following steps: (i) process the corn kernels to produce protein, oil and carbohydrate; (ii) ferment the carbohydrate into an alcohol; and (iii) convert the alcohol to SAF and other renewable hydrocarbon products. The combination of renewable carbon obtained from the carbohydrates, plus the reduction/elimination of fossil-based energy creates the advantage in driving the CI score to achieve net-zero. In addition to those practices, there is potential to sequester renewable carbon in the soil during corn production, and from capturing the CO2 from the production process, which should cause the CI scores to become negative across the whole life cycle of the product as measured by the GREET Model.

Greenfield Projects

Our initial greenfield Net-Zero Project, Net-Zero 1 (“NZ1”), is expected to be located in Lake Preston, South Dakota, and is designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF. The plant is expected to be powered by wind-based electricity. The liquid hydrocarbons, when burned, are expected to have a net-zero GHG footprint. Along with the hydrocarbons, NZ1 is expected to produce approximately 695,000 tons per year of high-value protein products for use in the food chain and more than 34 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn to produce the carbohydrates needed for the production of SAF while simultaneously enabling the production of protein and oil; the second step produces alcohols using carbohydrate-based fermentation; and the third step is the conversion of the alcohols into hydrocarbons.

We completed the value engineering on our NZ1 project and are proceeding with detailed engineering, modularization design, and capital costs updates. We are currently refining project cost estimates with engineering, procurement, and construction (“EPC”) partners to identify cost saving opportunities, and currently expect to finance the construction of NZ1 at the subsidiary level using a combination of Company equity and third-party capital, to include non-recourse debt. The Company expects to have invested a cumulative total of $236 to $286 million of cash equity in the project at financial close. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s ownership in NZ1 under this expected financing structure. The use of project debt and third party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Net-Zero Projects to enable growth of SAF production to meet demand for SAF.

We have substantially completed the engineering design of NZ1. We have substantially completed value engineering and we are now focusing on detail engineering with our EPC partners, to reduce and contractually finalize a negotiated lump-sum, fixed price agreement whereby the EPC partners will build and deliver the plant. This detail engineering work is focused specifically on increasing the modularization of component parts on the NZ1 plant design, which means that we expect that the process equipment would be built into modules at a factory, then the modules would be assembled onsite at NZ1, with the goal of minimizing specialized field work typical in plant construction of this type. This approach is expected to lower the risk and cost of, and access to, skilled labor at the site and reduce the supply chain constrictions for some of our long-lead equipment. Increasing the modularization of the plant design is also expected to reduce our spend in advance of securing third-party equity and debt financing for NZ1 and increase the certainty of construction schedule for those counterparties.

In order to achieve full construction financing for NZ1, we need to secure third-party equity and debt. Upon receiving an invitation from the U.S. Department of Energy (“DOE”), we submitted a Part II Application for a DOE loan guarantee for a direct lending from Federal Financing Bank. In August 2023, Gevo was invited to enter the due diligence and term sheet negotiation phases with DOE. Given the current interest rate environment and general macroeconomic conditions, a DOE-guaranteed loan is our most attractive debt option and is expected to offer the lowest cost of debt for the project. We expect that obtaining a DOE-guaranteed loan will have the benefit of reducing the overall amount of equity required to finance NZ1 and should result in higher project equity returns for investors which should increase the likelihood of Gevo successfully financing NZ1. The DOE loan application process is expected to be complete in 2024. We expect that our NZ1 plant start-up date will occur twenty-four to thirty months after the financing of NZ1 closes, the timing of which is uncertain. In parallel with the DOE-guaranteed loan process, we continue to explore debt financing for NZ1 without the benefit of the DOE-guaranteed loan. We are also working to secure CCS access at the site.

We are evaluating and performing early site development work at several sites in the U.S. for other greenfield sites. These sites include several greenfield locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we are pursuing potential Net-Zero Projects with several existing ethanol plant sites. Existing ethanol plants need to be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of potential partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of these potential partners. We plan to give priority to existing industrial plant sites that have attractive potential economics and high predictability of timeline for decarbonization.

Leveraging Existing Alcohol Production Capacity

Based upon what we have learned as we develop and engineer NZ1, we believe that it should be possible, practical and financially attractive to convert existing ethanol plants to allow for the production of SAF and other renewable hydrocarbon products. In order to accomplish this conversion, three critical things are required: (i) the energy for the converted plant needs to be de-fossilized to achieve the CI scores required for the market; (ii) a hydrocarbon production plant needs to be built; and (iii) the plant needs to have access to carbon capture and sequestration (“CCS”).

We believe that there are several existing ethanol plants that could be attractive for an alcohol-to-jet (“ATJ”) plant that would be largely copied from our NZ1 Project.

Renewable Natural Gas

Our RNG and biogas projects generate incremental profit and create a long-term option to potentially supply RNG to our Net-Zero Projects as part of our long-term strategy to decarbonize SAF and other hydrocarbon fuels.

We finished the development and construction of our first RNG facilities in northwest Iowa in 2022. RNG has value in markets such as California as well as in our hydrocarbon production process by helping us achieve carbon negative GHG emissions on our renewable hydrocarbon products. The end products resulting from such a decarbonization process have lower CI scores and increased market value, in addition to having a more positive impact on the environment. Our initial RNG project, Gevo NW Iowa RNG, LLC (“Gevo RNG”), was developed to generate RNG captured from dairy cow manure which is supplied by three dairies located in Northwest Iowa. Animal manure is digested anaerobically to produce RNG. We financed the construction of the Gevo RNG project in April 2021 with the $68,155,000 of Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) issued by the Iowa Finance Authority in a public offering for the benefit of Gevo RNG.

The Gevo RNG project started up and began producing and injecting initial volumes of biogas in 2022, during the project’s testing and ramp-up period. The project achieved stable production levels and surpassed our annual production target of 310,000 MMBtu for 2023. In addition, we completed an expansion to the Gevo RNG project to increase its annual design capacity from 355,000 million British thermal units (“MMBtu”) to 400,000 MMBtu.

Gevo was granted registration approval by the U.S. Environmental Protection Agency (“EPA”) in 2022, allowing us to participate in its Renewable Fuel Standard Program (“RFS Program”) to receive renewable identification numbers (“RINs”). During the first quarter of 2023, we received approval for a temporary pathway under California’s Low Carbon Fuel Standard (“LCFS”) program. We realized substantial sales for our environmental attributes of both LCFS credits and RINs in 2023.

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

Competitive Advantages

We believe that our vertically integrated set of technologies and business systems (including our extensive portfolio of several hundred patents and patent applications, trade-secrets, and proprietary production technologies) creates competitive advantage through (i) access to multiple opportunities to drive the CI score of our products down, (ii) opportunities to address needs in the chemicals, food, feed, plastics and materials markets, (iii) to drive production costs very low to maximize margins, (iv) deploy production technology that is readily scalable and robust from an operating point of view, (v) through Verity Tracking, and (vi) modular design of production facilities which can help to facilitate rapid deployment of production assets. The vertical business systems enable Gevo to capture value from selling protein and vegetable oil, capturing biogenic carbon, and generating carbon value at state and federal levels.

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

We believe that we possess proprietary know-how to integrate alcohol production and chemical processing to make SAF and other renewable hydrocarbons that should lower the CI score of our renewable hydrocarbon products, and have filed patents on the overall process.

Alcohols can be converted to hydrocarbon products with catalytic chemical processing techniques analogous to those used in the petrochemical industry. We have been working with Axens North America, Inc. (“Axens”) to use their technology on this process since they have already scaled it up and they have licensed to many commercial production facilities. Axens brings technologies with over 60 related patents, engineering packages, proprietary catalysts and certain proprietary equipment required to convert alcohols into SAF and they will provide certain process guarantees to us.

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

We own and operate a development scale plant in Luverne, Minnesota (the “Luverne Facility”). This development scale plant enables us to solve the practical issues involved with scale up of new technologies and testing of new unit operations. Gevo may use the Luverne Facility in the future to prove out processes, process concepts, unit operations and for other purposes in order to optimize feedstocks and the processes used for producing hydrocarbons from alcohols. Currently, the activities at the Luverne Facility are minimized to care and maintenance, as the Company has shifted focus to the Net-Zero Projects.

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

There is increasing regulatory and stakeholder pressure on global corporations to lower emissions. These trends are driving demand for carbon credits, giving rise to two sets of markets, the regulated compliance carbon market and the unregulated voluntary carbon market, both of which could grow meaningfully in the coming decades. The total value of major compliance carbon markets is expected to be greater than $800 billion in 2023, according to Bloomberg. Verity intends to document and account for carbon capture in conjunction with scientifically supported measurement techniques. The potential for Verity is broad and could be applicable to tracking the CI of various items beyond Gevo’s internal businesses, including, but not limited to, renewable fuels, food, feed and industrial products through their respective business systems and value chains. Our robust scientific measurement, reporting, and verification plan and approach is expected to provide a high-quality credit that should meet regulated compliance and unregulated carbon markets.

In March 2023, we entered into a joint development framework agreement with Southwest Iowa Renewable Energy; in August 2023, we entered into a joint development framework agreement with a second ethanol producer in the Midwest that has over 100 million gallons of capacity; and in October 2023 we entered into an agreement with a third ethanol producer in the Southwest. These agreements include commercial terms and profit-sharing frameworks. As we grow Verity as an externally facing business, we are working to sign up additional ethanol and biofuel customers. Each of these agreements will focus on implementing Verity technology and developing the market for carbon credits to help farmers and biofuel producers quantify the CI reductions for their products.

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

Our Facilities and Projects

Development Scale Facility

As described above, we currently own a development scale plant, the Luverne Facility. The Luverne Facility was originally constructed in 1998 and is located on approximately 55 acres of land containing approximately 50,000 square feet of building space. In 2022, the activities at our Luverne Facility were transitioned to care and maintenance, market development, and customer education, as we shifted focus to our Net-Zero Projects. The workforce adjustment allowed us to retain key personnel and redeploy some resources to our NZ1 and RNG projects to provide valuable knowledge and experience for the future strategic growth of the Company. The Luverne Facility is well equipped and positioned as a development site as it provides a unique opportunity to showcase our decarbonization and business systems and raise awareness for future partnerships, investors, and local communities, even though operations at the site have been minimized. Future operations, if any, will be tailored to support a focus on advancing our technology, testing, optimizing alternative feedstocks and yeast strains, and unit operations as well as partnership development for fuels and specialty chemicals with integrated solutions for GHG reductions. We continue to evaluate incentive opportunities recently introduced by the Inflation Reduction Act, which may positively impact the future economics of our operation at Luverne.

RNG Facilities

We developed Gevo’s initial RNG project, Gevo RNG, in Northwest Iowa to generate RNG captured from dairy cow manure which is supplied by three dairies located in Northwest Iowa. Gevo RNG has a designed capacity of 400,000 MMBtu of RNG per year. The RNG is sold into the California market under dispensing agreements BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”) have in place with Clean Energy Fuels Corp., the largest fueling infrastructure in the U.S. for RNG. We commenced construction of the Gevo RNG project in April 2021, and in the third quarter of 2022, the Gevo RNG project ramped up production of biogas, raw biogas upgrading to RNG and the injection of RNG into an interconnected natural gas pipeline.

We have four leases for land and three fuel supply agreements related to the Gevo RNG project. Under these contracts, we lease land from dairy farmers on which we have built a gas upgrading unit, three anaerobic digesters, related equipment and pipelines. These leases expire at various dates between 2031 and 2050.

Development Properties

In July 2022, we purchased approximately 240 acres of land for NZ1 in Lake Preston, South Dakota, followed by a groundbreaking ceremony in Lake Preston in September 2022. Refer to the section entitled “Greenfield Projects” above for additional information about NZ1.

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

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and the health and safety of our employees. These laws and regulations require us to obtain environmental permits and comply with numerous environmental restrictions as we construct and operate isobutanol assets. They may require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations or facility shutdowns.

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments in environmental controls at our facilities which cannot be estimated at this time. Present and future environmental laws and regulations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions could all require us to make substantial expenditures. For example, our air emissions are subject to the Clean Air Act, the Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. Under the Clean Air Act, the EPA has promulgated National Emissions Standards for Hazardous Air Pollutants (“NESHAP”), which could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we might still be required to come into compliance with another NESHAP at some future time. New or expanded facilities might be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to the costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility.

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

Our products benefit from the RFS Program in that our RNG is currently eligible for Renewable Identification Numbers (“RINS”) that have value based on the current RFS Program. The RFS Program could change, impacting our products, positively or negatively.

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

People and Culture

Higher Purpose

Our employees strive to make environmental and social impacts in the world. Our employees are also guided by our code of business conduct and ethics, which helps them to uphold and strengthen our standards of integrity and innovation while continuously improving our environment, health, safety and sustainability. Our world and business may change, but our core values are a constant in everything we do.

Employees

As of December 31, 2023, we had 103 employees in North America. We also retain consultants, independent contractors, and temporary and part-time workers. None of our facilities in the U.S. are covered by collective bargaining agreements. The Gevo team is made up of scientists, research and development experts, software developers, data engineers, operations, administrative and business development professionals, skilled trades and energy technicians.

Total
Employment
Full-time	101
Part-time	2
Total	103

Department
Project Development	31
Research and Development	16
Production	13
General, administrative and business development	43
Total	103

Location
Colorado	44
Texas	11
Iowa	11
Minnesota	9
New Mexico	7
South Dakota	5
Illinois	5
Other States	8
Foreign	3
Total	103

Human Rights

Gevo honors human rights and respects the individual dignity of all people globally. Our commitment to human rights requires that we understand and carry out our responsibilities consistent with our values and practices. We strive to ensure that human rights are upheld for our employees and all workers in our supply chain. Our commitment to human rights is defined in the code of business conduct and ethics, our supplier code of conduct, our dealer code of conduct and related policies and practices, which establish clear guidelines for our employees, suppliers and dealers while helping to inform our business decisions. We do not tolerate human rights abuses, such as forced labor, unlawful child labor or human trafficking. We are proud to contribute to the places where we work and support the residents of these places.

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

Health and Safety

We strive to achieve safety excellence through increased focus on leading indicators, risk reduction, health and safety management systems, and prevention to protect the public health and environmental quality in our communities, as well as the health and safety of our employees, customers and neighbors. We strive to comply with all health and safety laws and regulations that apply to our business. We provide site safety orientation for all employees and guests as well as periodic refresher training for employees at a level appropriate for their role. We have received no violations and are proud that we have never had a fatality at a Gevo facility. During 2023, we had one reportable injury, no lost time incidents, and a total recordable injury rate of 0.93.

We are serious about maintaining the well-being of our employees and families, paying 100% of the premiums for health, dental and vision insurance for whole families. Despite the significant increases in premium costs, we continue to pay the premiums for disability and life insurance to assist in maintaining living standards when issues arise. We continue to be agile in addressing employee needs in the quickly evolving environment while being transparent across the workforce.

Diversity and Inclusion

In order to ensure that each of our employees can bring their full selves to work, we strive to foster a diverse, equitable, and inclusive workplace where all voices are heard and included. We continue to champion policies, practices and behaviors that amplify innovation on behalf of people, community and the planet. Diversity, equity and inclusion (“DEI”) are critical to our success as an organization. Incorporating DEI into our business practices enhances innovation and enables our best talent to thrive in an environment where diverse perspectives are celebrated. This requires deliberate intention and action on the part of every employee and leader. We will continue to push forward on the path to a more diverse, equitable and inclusive culture and have committed to interview and consider at least one qualified woman and person of color for every open role, vice president and higher, including at the senior executive level and the Board of Directors.

We are proud of the vibrant tapestry of people represented within our team, including individuals of African descent, Latinx heritage, and Asian backgrounds, as well as individuals of diverse sexual orientations and gender identities.

Building a diverse and inclusive workforce is a top priority at Gevo. While we acknowledge that we have further progress to make, we are proud of the significant strides we have taken in recent years. In 2023, our non-management workforce saw a surge in female representation (35%) and increased representation across several minority groups including Hispanic/Latino (10%) and Black/African American (3%). At the leadership level, female representation increased to 33%, and we are actively developing programs to cultivate talent from diverse backgrounds for future leadership roles.

	December 31,
Women	2022	2023
Non-Management	32%	35%
Women Leaders	22%	33%
Total	28%	34%

	December 31,
Diversity	2022	2023
Non-Management
Asian	2%	5%
Black or African American	4%	3%
Hispanic or Latino	9%	10%
Two or More Races	2%	3%
Diversity	17%	21%

Management
Asian	3%	3%
Black or African American	8%	5%
Hispanic or Latino	6%	3%
Two or More Races	6%	5%
Diversity	22%	15%

We recognize that our diversity journey is ongoing, and we haven't yet reached our full potential. The decline in the overall diversity percentage of our leaders (from 22% in 2022 to 15% in 2023) reflects a decrease from the prior year of 7%. This shift underscores the importance of maintaining momentum in expanding representation across all backgrounds. We are transparent about our data and committed to using it to guide our progress. We will continue to hold ourselves accountable and report regularly on our diversity and inclusion efforts.

Board composition fosters diverse perspectives and strengthens the Board’s ability to understand and address the needs of a broad stakeholder base. With 33% female representation among independent directors, the Board demonstrates a dedication to gender equality and harnesses the talents of a wider pool of leadership. The inclusion of 17% Hispanic independent board directors reflects the Company's commitment to diversity in its leadership and aligns with the demographics of its customers and communities

Attraction, Retention and Engagement

We are currently operating in an extremely challenging talent market. Market hiring surges, increased attrition and shifting work expectations have significantly impacted the attraction and retention of talent, creating a hyper-competitive marketplace. We understand that our long-term success will require a differentiated, targeted approach to talent attraction and retention. In response to these challenges, we took a number of actions in 2023 in an effort to enhance our ability to attract and retain diverse talent:

●	We continued the annual talent review process to advance our internal talent placements, as well as plan for succession and growth. Further, we extended our leadership development program to more managers, of which 78% of the participants identify as a woman and/or of Asian, African or Hispanic heritage.
●	We provide a 401(K) matching program to support employees, with a matching contribution of up to 4% of their deferral in the Company’s stock.
●	Our employees are enthusiastic about enriching their communities. We continued to support a program to recognize their dedication and began matching community service efforts with up to 16 hours of paid time off.

We are committed to providing employment opportunities for people in our local communities. We partner with local technical colleges and universities to offer scholarships, tuition reimbursement and internships to students in the Energy programs and partner with them in showcasing non-traditional careers to achieve gender equity. Our continued support of this scholarship program has awarded four scholarships to date.

Our employees are highly engaged with our mission. We promote discussion and alignment through monthly town hall sessions with all employees, led by our CEO, Patrick Gruber, as well as fostering open-door conversations with all members of management.

Further, we found that our employees could be effective while working outside the Gevo offices. Gevo’s management philosophy is to lead with trust in our employees and support a culture which enables employees to do their best work. And, as a company focused on reducing the world’s carbon footprint, we hold that value for our employees as well and encourage them to reduce their personal carbon footprint and work from their homes, as their respective positions allow. This policy has allowed us to attract talent we might not otherwise have if we had restricted hiring to certain geographies.

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

Item 1A.Risk Factors

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

We incurred net losses of $66.2 million and $98.0 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $721.6 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue primarily from the sale of RNG and related environmental attributes produced at Gevo RNG.

Furthermore, we expect to spend significant amounts on the further development and commercial implementation of our strategic plans and technology.

We also expect to spend significant amounts on (i) developing and financing our Net-Zero projects and other similar growth projects, (ii) marketing, general and administrative expenses associated with our planned growth, and (iii) management of operations as a public company. As a result, we expect to continue to incur new losses for the foreseeable future. We do not expect to achieve profitability during the foreseeable future and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional financings to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

We operate in a capital-intensive industry and will continue to need substantial amounts of capital to execute on our business plans. We believe that we will continue to expend substantial resources for the foreseeable future on further growth of our business, including developing, constructing, financing and acquiring facilities necessary for the production of our products on a commercial scale. These expenditures may, among other things, include costs associated with our Net-Zero Projects, research and development, developing biogas processing projects and wind projects, obtaining government and regulatory approvals, and negotiating offtake agreements for our products. In addition, other unanticipated costs may arise.

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

Our future capital requirements will depend on many factors, including:

●	the timing of and costs involved in financing and constructing our Net-Zero Projects, including NZ1;
●	the timing of and costs involved in obtaining permits and compliance with applicable regulations;
●	the timing and costs associated with any future capital projects or expansions;

●	the costs involved in maintaining the Luverne Facility;
●	our ability to gain market acceptance for our products;
●	our ability to negotiate financeable offtake agreements for the products we produce, and the timing and terms of those agreements, including terms related to sales price;
●	our ability to negotiate sales of our products and the timing and terms of those sales, including terms related to sales price;
●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and
●	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent, trademark and other intellectual property claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

●	our Net-Zero Projects, including NZ1;
●	our plans to enter into agreements with strategic partners;
●	our development of future capital projects or expansions;
●	our efforts to prepare, file, prosecute, maintain and enforce patent, trademark and other intellectual property rights and defend against claims by others that we may be violating their intellectual property rights; and/or
●	our activities in negotiating and performing under offtake agreements that may be necessary for the commercialization of our products.

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

Our proposed growth projects may not be completed or, if completed, may not perform as expected or achieve profitability. Our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce our profitability.

We plan to grow our business by building multiple production facilities, including greenfield and brownfield projects. Development projects may require us to spend significant sums for engineering, permitting, legal, financial advisory and other expenses before we determine whether a development project is feasible, economically attractive or capable of being financed.

Our development projects are typically planned to be large and complex, and we may not be able to complete them. There can be no assurance that we will be able to negotiate the required agreements, overcome any local opposition, or obtain the necessary licenses, permits and financing. Failure to achieve any of these elements may prevent the development and construction of a project. If that were to occur, we could lose all of our investment in development expenditures and may be required to write off project development assets.

We may be unable to successfully perform under current or future offtake agreements to provide our products, which could harm our commercial prospects.

We have entered into several offtake agreements pursuant to which we agreed to sell our products. Under certain of these offtake agreements, the purchasers agreed to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the renewable hydrocarbon products under contract (a “take-or-pay” arrangement). The timing and volume commitment of certain of these agreements are conditioned upon, and subject to, our ability to complete the construction of a new or expanded production facility (the “Facility”). However, in order to commence construction of and complete the Facility, we must secure third-party financing. We cannot assure you that we will be able to obtain adequate financing on favorable terms, or at all. Furthermore, we have not demonstrated that we can meet the production levels and specifications contemplated in certain of our current offtake agreements, or future offtake agreements. If our production is slower than we expect, we experience production delays, if demand decreases or if we encounter difficulties in successfully completing the Facility or producing our renewable hydrocarbon products to specification, our counterparties may terminate our existing offtake agreements and potential customers may be less willing to negotiate definitive offtake agreements with us, which would adversely impact our performance and results of operations.

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

Our ability to realize revenue under our offtake agreements, including our take-or-pay purchase agreements, is not guaranteed and is subject to significant conditions precedent. In order to actually realize revenue under such contracts, we are required to, among other things, complete the Facility or acquire, construct or retrofit a production facility at another suitable location, which is, in turn, dependent on our ability to secure adequate financing. If we are unable to raise sufficient capital on acceptable terms, or at all, the revenues under such contracts may never be achieved. Our ability to obtain adequate financing will depend on, among other things, the status of our product development, market conditions for our products, our financial condition and general conditions in the capital, financial and debt markets at the time such financing is sought. In addition, any further equity or debt financings could result in the dilution of ownership interests of our then-current stockholders. Furthermore, even if we are able to satisfy all conditions precedent to our take-or-pay contracts, including completion of the Facility or acquiring, constructing or retrofitting a production facility at another suitable location and securing adequate funding, we still may never realize the full amount of revenue that we expect or project to earn from such contracts. In any event, our failure to realize the expected revenue under our offtake agreements would have a material adverse effect on our business, financial condition, results of operation and liquidity.

Fluctuations in the price of corn and other feedstocks may affect our cost structure.

Our approach to the renewable fuels and chemicals markets is dependent on the price of corn and other feedstocks that will be used to produce our products. A decrease in the availability of plant feedstocks or an increase in price may have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce and we may be unable to pass the full amount of feedstock cost increases on to our customers, which would make it unprofitable for us to operate in these markets. In addition, passing along increased pricing to our customers could result in fewer or reduced orders or customer loss altogether. No assurance can be given that we will be able to purchase corn and other feedstocks at or near prices which would provide us with positive margins.

The price and availability of corn and other plant feedstocks may be influenced by general economic, market and regulatory factors. These factors include weather conditions, pests, global or regional growing conditions, including plant disease, farming decisions, government policies and subsidies with respect to agriculture and international trade, increasing input costs, prices for alternative crops, global political or economic issues and conflicts and shifts in global demand and supply. For example, corn prices may increase significantly in response to drought conditions in the midwestern region of the U.S. and any resulting decrease in the supply of corn could lead to the restriction of corn supplies, which in turn could cause further increases in the price of corn. The significance and relative impact of these factors on the price of plant feedstocks is difficult to predict.

Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels.

Our renewable fuels may be considered an alternative to petroleum-based fuels. Therefore, if the price of oil falls, any revenues that we generate from renewable fuel products could decline and we may be unable to produce products that are a commercially viable alternative to petroleum-based fuels. In such cases, we may not be able to offer our customers an attractive price for our fuels, market adoption of our fuels could be slowed or limited and/or we may be forced to reduce the prices at which we sell our fuels in order to try to attract new customers or prevent the loss of demand from existing customers. Additionally, demand for liquid transportation fuels, including renewable fuels, may decrease due to economic conditions or other factors outside of our control, which could have a material adverse impact on our business and results of operations.

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

Our future success on alcohol-to-SAF projects depends on, among other things, our ability to produce commercial quantities of SAF from ethanol using Axens technology. We may encounter challenges in scaling up the Axens technology and/or the technology may not work as expected, or at all on a commercial scale. In addition, the cost to construct commercial alcohol-to-SAF facilities or the production costs associated with the operation of such facilities may be higher than we project. If we encounter such difficulties in scaling or constructing alcohol-to-SAF projects, it could significantly affect our profitability and have a material adverse impact on our business and results of operations.

The technological and logistical challenges associated with producing, marketing, selling and distributing renewable hydrocarbon products are complex, and we may not be able to resolve any difficulties that arise in a timely or cost-effective manner, or at all.

We have limited experience operating, and have never built, a commercial renewable hydrocarbon facility. We believe that we understand the engineering and process characteristics necessary to successfully build the additional facilities that we are contemplating and to scale up to larger facilities. Our assumptions, however, may prove to be incorrect. Accordingly, we cannot be certain that we will be able to consistently produce renewable hydrocarbon products in an economical manner in commercial quantities. In addition, we expect to incur significant capital expenditures to build out our Net-Zero projects and produce renewable hydrocarbon products. If we fail to build or scale up the facilities required to produce our renewable hydrocarbon products or are unable to consistently produce renewable hydrocarbon products economically on a commercial scale or in commercial volumes, our commercialization of renewable hydrocarbon products and our business, financial condition and results of operations will be materially adversely affected.

Our actual costs may be greater than expected in developing our growth projects, causing us to realize significantly lower profits or greater losses on our projects.

We generally must estimate the costs of completing a specific project to prior to the construction of the project. The actual cost of labor and materials and other important costs may vary from the costs we originally estimated. These variations may cause the gross profit of a project to materially differ from what we originally estimated. Cost overruns on our growth projects could occur due to changes in a variety of factors such as:

●	failure to properly estimate costs of engineering, materials, equipment, labor or financing;
●	unanticipated technical problems with the structures, materials or services;
●	unanticipated project modifications;
●	changes in the costs of equipment, materials, labor or contractors;
●	our suppliers’ or contractors’ failure to perform;
●	changes in laws and regulations; and
●	delays caused by weather conditions.

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

We may be unable to produce renewable hydrocarbon products to meet customer specifications, including those defined in ASTM D7862 “Standard Specification for Butanol for Blending with Gasoline for Use as Automotive Spark-Ignition Engine Fuel,” ASTM D7566 “Standard Specifications for Aviation Turbine Fuel Containing Synthesized Hydrocarbons” or specifications to carbon intensity standards. We may need to add additional processing steps or incur capital expenditures in order to meet customer specifications which could add significant costs to our production process. If we fail to meet specific product or volume specifications contained in an offtake agreement, the customer may have the right to seek an alternate supply of renewable hydrocarbon products and/or terminate the agreement completely, and we could be required to pay shortfall fees or otherwise be subject to damages. A failure to successfully meet the specifications of our potential customers could decrease demand, hinder market adoption of our products, and harm our reputation, thus having a material adverse impact on our business and results of operations.

Our experience may not be sufficient to operate commercial-scale facilities and we may encounter substantial difficulties operating commercial plants or expanding our business.

We have limited experience operating commercial-scale RNG and renewable hydrocarbon facilities concurrently. Accordingly, we may encounter significant difficulties operating at a commercial scale once we expand our production capabilities, including at our Gevo RNG and Net-Zero Projects. The skills and knowledge gained in operating our current facilities may not be sufficient to support the for successful operation of a large-scale production facility or the Facility, and we may be required to expend significant time and money to develop our capabilities in large-scale facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly. Any production delays or volume or other issues resulting from our inability to operate at a commercial scale could result in additional capital expenditures and investment, reduced sales volumes, loss of customers, harm to our reputation and could have a material adverse impact on our financial condition and results of operations.

In addition, integrating new facilities with our existing operations may prove difficult. Rapid growth, resulting from our operation of, or other involvement with, renewable hydrocarbon facilities or otherwise, may impose a significant burden on our administrative and operational resources. To effectively manage our growth and execute our expansion plans, we will need to expand our administrative and operational resources substantially and attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. Failure to meet the operational challenges of developing and managing increased production, or failure to otherwise manage our growth, may have a material adverse effect on our business, financial condition and results of operations.

Even if we are successful in producing our products on a commercial scale, we may not be successful in negotiating additional fuel offtake agreements or pricing terms to support the growth of our business.

We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. We lack significant commercial operating experience and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully negotiate, structure and fulfill long-term offtake agreements for our products. Certain agreements with existing and potential customers may initially only provide for the purchase of limited quantities from us. Our ability to increase our sales will depend in large part upon our ability to retain existing customers and expand these existing customer relationships into long-term offtake agreements. Maintaining and expanding our existing relationships and establishing new ones can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

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

If appropriate opportunities become available, we may enter into joint ventures with various parties. Realizing the anticipated benefits of joint ventures involves a number of potential challenges. The failure to meet these challenges could seriously harm our financial condition and results of operations. In addition, these arrangements typically involve restrictions on actions that the joint venture may take without the approval of the other parties, which could limit our ability to manage the joint venture in a manner that serves our best interests. Finally, joint ventures are complex and time consuming and we may encounter unexpected difficulties or incur unexpected costs related to such arrangements, including:

●	difficulties negotiating joint venture agreements with favorable terms and establishing relevant performance metrics;
●	the inability to meet applicable performance targets;
●	difficulties obtaining the permits and approvals required to produce and sell products in different geographic areas;
●	complexities associated with managing the potential geographic separation of facilities;
●	diversion of management attention from ongoing business concerns to matters related to the joint ventures;
●	difficulties maintaining effective relationships with personnel from different corporate cultures; and
●	the inability to generate sufficient revenue to offset retrofit costs.

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs and harm our research and development efforts, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.

Our business is complex and we intend to target a variety of markets. Therefore, it is critical that our management team and employee workforce are knowledgeable in the areas in which we operate. The departure, illness or absence of any key members of our management, including our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy, as could the loss of any key scientific staff, or the failure to attract or retain other key scientific employees. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the advanced renewable fuels area, or due to the limited availability of personnel with the qualifications or experience necessary for our renewable chemicals and advanced renewable fuels business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our partners and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, meaning that either the employee or we may terminate their employment at any time.

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

We are vulnerable to natural disasters and other events that could disrupt our operations, such as riots, civil disturbances, war, terrorist acts, pandemics and other public health crises, weather conditions, electricity rationing, floods, infections in our laboratory or production facilities or those of our contract manufacturers and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

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

Some of our processes involve the use of genetically engineered organisms or genetic engineering technologies. Additionally, our feedstocks may be grown on land that could be used for food production, which subjects our feedstock sources to “food versus fuel” concerns. If we are not able to overcome the ethical, legal and social concerns relating to genetic engineering or food versus fuel, our products and processes may not be accepted widely enough for our business to be profitable, or at all. Any of the risks discussed below could result in increased expenses, delays or other impediments to our programs or the public acceptance and commercialization of products and processes dependent on our technologies or inventions.

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

The subjects of genetically engineered organisms and food versus fuel have received negative publicity, which has aroused public debate. Any negative publicity (even if relating to the actions or products of a competitor or partner) could have a negative impact on our business and/or perceptions of our products. This could result in lower revenue and profits. This adverse publicity could also lead to greater regulation and trade restrictions on imports of genetically engineered products or feedstocks grown on land suitable for food production. Additionally, the use of social media platforms and similar devices, provide an opportunity for the immediate and far-reaching dissemination of information, including inaccurate information. Information concerning us or our products may be posted on such platforms at any time, and such information may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business. The harm may be immediate without affording us an opportunity for redress or correction.

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

SAF has not been used as a commercial fuel in large quantities or for a long period of time. Research regarding SAF and its distribution infrastructure is ongoing. Although SAF has been tested on some engines, there is a risk that SAF may damage engines or otherwise fail to perform as expected. If SAF degrades the performance or reduces the life-cycle of engines, or cause them to fail to meet emissions standards, market acceptance could be slowed or stopped, and we could be subject to product liability claims. A significant product liability lawsuit could substantially impair our production efforts and could have a material adverse effect on our business, reputation, financial condition and results of operations.

We may not be able to use some or all of our net operating loss carry-forwards to offset future income.

We have net operating loss carryforwards due to prior period losses generated before January 1, 2023, which if not utilized will begin to expire at various times over the next 20 years. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. We undertook a detailed study of our net operating loss carryforwards through December 31, 2023 to determine whether such amounts are likely to be limited by Section 382 of the Code. As a result of this analysis, we currently believe any Section 382 of the Code limitations will significantly impact our ability to offset income with available net operating loss carryforwards. We have experienced more than one ownership change in prior years, and the issuance of shares in connection with our initial public offering itself triggered an ownership change. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change, as may future equity offerings or acquisitions that have equity as a component of the purchase price.

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

In order to benefit from RINs and LCFS credits, our RNG projects are required to be registered and are subject to regulatory audit.

We are required to register an RNG project with the EPA and relevant state regulatory agencies. Further, we qualify our RINs through a voluntary Quality Assurance Plan. By registering our RNG project with the EPA’s voluntary Quality Assurance Plan, we are subject to quarterly third-party audits and semi-annual on-site visits of our projects to validate generated RINs and overall compliance with the RFS program. We are also subject to a separate third party’s annual attestation review. The Quality Assurance Plan provides a process for RIN owners to follow, for an affirmative defense to civil liability, if used or transferred Quality Assurance Plan verified RINs were invalidly generated. A project’s failure to comply could result in remedial action by the EPA, including penalties, fines, retirement of RINs, or termination of the project’s registration, any of which could adversely affect our business, financial condition and results of operations.

Our RNG project has, and any future digester project may not be able to achieve the operating results we expect from these projects.

Our RNG project is dependent on the LCFS credits and RINs produced at the dairy farms that make up part of our RNG project. In the event that CARB reduces the CI score that it applies to waste conversion projects, such as dairy digesters, the number of LCFS credits for RNG generated at our RNG project will decline. Additionally, revenue from LCFS credits also depends on the price per LCFS credit, which is driven by various market forces, including the supply of and demand for LCFS credits, which in turn depends on the demand for traditional transportation fuel and the supply of renewable fuel from other renewable energy sources, and mandated CI targets, which determine the number of LCFS credits required to offset LCFS deficits, and which increase over time. A significant decline in the value of LCFS credits could require us to incur an impairment charge on our RNG project and could adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property

Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights.

The various bioindustrial markets in which we operate or plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including the renewable energy industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our financial condition and our ability to compete effectively.

Litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the U.S. may divert management time from focusing on business operations, could cause us to spend significant amounts of money and may have no guarantee of success. Any future intellectual property litigation could also force us to do one or more of the following:

●	stop selling, incorporating, manufacturing or using our products that use the subject intellectual property;
●	obtain from a third party asserting its intellectual property rights, a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
●	redesign those products or processes that use any allegedly infringing or misappropriated technology, which may result in significant cost or delay to us, or which redesign could be technically infeasible;
●	pay attorneys’ fees and expenses; or
●	pay damages, including the possibility of treble damages in a patent case if a court finds us to have willfully infringed certain intellectual property rights.

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

In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, particularly where, as here, the end products reaching the market generally do not reveal the processes used in their manufacture, and particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the U.S., so we cannot be certain that the steps we have taken in obtaining intellectual property and other proprietary rights will prevent unauthorized use of our technology. If competitors are able to use our technology without our authorization, our ability to compete effectively could be adversely affected and our business could be harmed. Moreover, competitors and other parties such as universities may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, the potential competitive advantages provided by our intellectual property may be adversely affected. We may then need to license these competing technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause material harm to our business. Accordingly, litigation may be necessary for us to assert claims of infringement, enforce patents we own or license, protect trade secrets or determine the enforceability, scope and validity of the intellectual property rights of others.

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

If any other party has filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference, derivation or other proceedings declared by the USPTO to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, such a proceeding may result in the loss of certain claims. Even successful outcomes of such proceedings could result in significant legal fees and other expenses, diversion of management time and efforts and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete and have an adverse impact on our financial condition.

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

We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that know-how and inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, these agreements may not be enforceable, our proprietary information may still be disclosed, third parties could reverse engineer our biocatalysts and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, an unauthorized breach in our information technology systems may expose our trade secrets and other proprietary information to unauthorized parties. Any exposure of our trade secrets or other proprietary information could harm our competitive position and have an adverse impact on our financial condition.

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

A critical state program is California’s LCFS program, which is designed to reduce GHG emissions associated with transportation fuels used in California by ensuring that the fuel sold in California meets declining targets for such emissions. The regulation quantifies life-cycle GHG emissions by assigning a CI score to each transportation fuel based on that fuel’s life-cycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer (the “Regulated Party”), is required to ensure that the overall CI score for its fuel pool meets the annual CI target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel and their blend stocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Several other states also have or are considering adopting this model. Oregon’s Clean Fuels Program, enacted in 2009 and implemented in 2016, operates using a credit system similar to the California LCFS program. Any changes to California’s LCFS program or failure of other states to implement similar programs could have a material adverse effect on our business and the results of our operations.

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

Our common stock is listed on The Nasdaq Capital Market, and in order to maintain that listing, we must satisfy applicable Nasdaq continued listing requirements. The inability to comply with applicable listing requirements or standards of The Nasdaq Stock Market LLC (“Nasdaq”) could result in the delisting of our common stock, which could have a material adverse effect on our financial condition and could cause the value of our common stock to decline. Delisting of our common stock could also adversely affect our ability to raise additional financing, could significantly affect the ability of our investors to trade our securities and could negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and fewer business development opportunities.

On February 29, 2024, we received notice from Nasdaq that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the minimum bid price of our common stock had been below $1.00 per share for the previous 30 consecutive business days. The notice has no immediate effect on the listing or trading of our common stock.

We have 180 calendar days, or until August 27, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event we do not regain compliance with the Minimum Bid Price Requirement by August 27, 2024, we may be eligible for an additional 180-calendar day compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a hearings panel.

We intend to actively monitor the bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements.

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

The market price of shares of our common stock has experienced significant price and volume fluctuations. We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

●	actual or anticipated fluctuations in our liquidity, financial condition and operating results;
●	the position of our cash and cash equivalents;
●	the capital costs required to construct our Net-Zero Projects;
●	our ability to obtain certain regulatory permits or approvals for our production facilities, including our Net-Zero Projects;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	announcements of technological innovations by us, our partners or our competitors;
●	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;
●	our ability to consistently produce commercial quantities of our products;
●	additions or losses of customers or partners;
●	our ability to obtain certain regulatory approvals for the use of our products in various fuels and chemicals markets;
●	commodity prices, including oil, ethanol and corn prices;
●	additions or departures of key management or scientific personnel;
●	competition from existing products or new products that may emerge;
●	issuance of new or updated research reports by securities or industry analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	litigation involving us, our general industry or both;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcements or expectations of additional financing efforts or the pursuit of strategic alternatives;
●	changes in existing laws, regulations and policies applicable to our business and products, and the adoption of or failure to adopt carbon emissions regulation;
●	sales of our common stock or equity-linked securities, such as warrants, by us or our stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	general market conditions in our industry; and
●	general economic and market conditions.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We have an information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program and also leverage other exercises (e.g., penetration and vulnerability testing) to evaluate the effectiveness of our information security program and improve our security measures and planning. The results of these reviews and exercises are reported to the Audit Committee.

While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures.

Our Chief People Officer oversees our information security program. Team members who support our information security program have relevant educational and industry experience. The team provides regular reports to senior management on various cybersecurity threats, assessments and findings.

The Board oversees our enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee oversees our cybersecurity risk and receives regular reports from our Chief People Officer on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

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

Market Information

The Company’s common stock is listed and traded on The Nasdaq Capital Market under the symbol “GEVO”.

Holders of Record

As of January 31, 2024, there were approximately 69 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

On May 30, 2023, the Board authorized a stock repurchase program, under which the Company may repurchase up to $25 million of its common stock. The primary goal of the repurchase program is to allow the Company to opportunistically repurchase shares, while maintaining its ability to fund development projects. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or through privately negotiated transactions. The timing, volume and nature of stock repurchases, if any, will be in the Company’s sole discretion and will be dependent on market conditions, applicable securities laws, and other factors. The stock repurchase program may be suspended or discontinued at any time and does not have an expiration date.

The Company did not repurchase any shares of common stock under the stock repurchase program during the three months or fiscal year ended December 31, 2023.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The following line graph compares the cumulative total shareowner return on our common stock against the cumulative total return of the S&P Smallcap 600 Index and the NASDAQ Clean Edge Green Energy Index for the each of the five years ended December 31, 2023. The graph assumes a $100 investment in our common stock and each index at December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Gevo, Inc., The S&P Smallcap 600 Index

and the NASDAQ Clean Edge Green Energy Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Gevo, Inc.
S&P SmallCap 600
NASDAQ Clean Edge Green Energy

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2019	2020	2021	2022	2023

Gevo, Inc.	$100.00	$117.86	$216.84	$218.37	$96.94	$59.18
S&P Smallcap 600	100.00	122.78	136.64	173.29	145.39	168.73
NASDAQ Clean Edge Green Energy	100.00	142.67	406.35	395.62	276.35	248.97

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

Company Overview

We are a growth-oriented, carbon abatement company with the mission of solving greenhouse gas emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen. We believe that the market size for hydrocarbon fuels will continue to remain significant in the long-term even with the rapid adoption of electric vehicles and hydrogen technologies.

We are focused on transforming renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel (“SAF”), with the potential to achieve a “net-zero” greenhouse gas (“GHG”) footprint. We believe that this addresses the global need of reducing GHG emissions with “drop in” sustainable alternatives to petroleum fuels. We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the “GREET Model”) to measure, predict and verify GHG emissions across the life cycle of our products. The “net-zero” concept means Gevo expects that by using sustainably grown feedstock (e.g., low till, no-till and dry corn cultivation), renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a net-zero, full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel.

Our primary market focus, given current demand and growing customer interest, is hydrocarbon fuels, and SAF in particular. We believe that SAF from carbohydrates to alcohol is the most economically viable approach for carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. Global fuel consumption by commercial airlines continues to remain strong, with global fuel consumption of more than 100 MGPY and growing.

Project Updates

Net-Zero Projects. Our concept of “Net-Zero Projects” is a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. Our initial Net-Zero Project, Net-Zero 1 (“NZ1”), is expected to be located in Lake Preston, South Dakota, and is being currently designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF, which would fulfill part of our approximately 350 MGPY of SAF and hydrocarbon supply agreements. The liquid hydrocarbons, when burned, are expected to have a “net-zero” GHG footprint. Along with the hydrocarbons, NZ1 is expected to produce approximately 695,000 tons per year of high-value protein products for use in the food chain and more than 34 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn to produce the carbohydrates needed for the production of SAF while simultaneously enabling the production of protein and oil; the second step produces alcohols using carbohydrate-based fermentation; and the third step is the conversion of the alcohols into hydrocarbons.

We work with several technology, design and equipment partners, most notably Fluid Quip Technologies (FQT), Axens, and Praj. FQT and Axens provide area operation designs which have been incorporated into Gevo’s proprietary overall design of low CI carbohydrate-to-hydrocarbon plants, such as NZ1 plant. Praj is working with us on the proprietary design and construction of prefabricated process modules for our plants. Our partners are working with us on proprietary process designs that have the potential to lower capital and operating cost in the future. The advantage of utilizing Fluid Quip and Axens area operation and related process designs which are well proven in other applications, we believe we have chosen technology which is substantially de-risked.

We completed the value engineering on our NZ1 project and are proceeding with detailed engineering, modularization design, and capital costs updates. We are currently refining project cost estimates with engineering, procurement, and construction (“EPC”) partners to identify cost saving opportunities, and currently expect to finance the construction of NZ1 at the subsidiary level using a combination of Company equity and third-party capital, to include non-recourse debt. The Company expects to have invested a cumulative total of $236 to $286 million of cash equity in the project at financial close. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s ownership in NZ1 under this expected financing structure. The use of project debt and third party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Net-Zero Projects to enable growth of SAF production to meet demand for SAF.

We have substantially completed the engineering design of NZ1. We have substantially completed value engineering and we are now focusing on detail engineering with an EPC partner, to reduce and contractually finalize a negotiated lump-sum, fixed price agreement whereby the EPC will build and deliver the plant. This detail engineering work is focused specifically on increasing the modularization of component parts on the NZ1 plant design, which means that we expect that the process equipment would be built into modules at a factory, then the modules would be assembled onsite at NZ1, with the goal of minimizing specialized field work typical in plant construction of this type. This approach is expected to lower the risk and cost of, and access to, skilled labor at the site and reduce the supply chain constrictions for some of our long-lead equipment. Increasing the modularization of the plant design is also expected to reduce our spend in advance of securing third-party equity and debt financing for NZ1 and increase the certainty of construction schedule for those counterparties.

In order to achieve full construction financing for NZ1, we need to secure third-party equity and debt. Upon receiving an invitation from the U.S. Department of Energy (“DOE”), we submitted a Part II Application for a DOE loan guarantee for a direct lending from Federal Financing Bank. In August 2023, Gevo was invited to enter the due diligence and underwriting phases with DOE. Given the current interest rate environment and general macroeconomic conditions, a DOE-guaranteed loan is our most attractive debt option and is expected to offer the lowest cost of debt for the project. We expect that obtaining a DOE-guaranteed loan will have the benefit of reducing the overall amount of equity required to finance NZ1 and should result in higher project equity returns for investors which should increase the likelihood of Gevo successfully financing NZ1. The DOE loan application process is targeted to be complete in 2024. We expect that our NZ1 plant start-up date will occur twenty-four to thirty months after the NZ1 financing closes, the timing of which is uncertain. In parallel with the DOE-guaranteed loan process, we continue to explore debt financing for NZ1 without the benefit of the DOE-guaranteed loan. We are also working to secure access to carbon capture and sequestration at the site.

We are evaluating and performing early site development work at several sites in the U.S. for other greenfield sites. These sites include several greenfield locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we are pursuing potential Net-Zero Projects with several existing ethanol plant sites. Existing ethanol plants need to be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of potential partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of these potential partners. We plan to give priority to existing industrial plant sites that have attractive potential economics and high predictability of timeline for decarbonization.

Renewable Natural Gas Project. The Gevo RNG project started up and began producing and injecting initial volumes of biogas in 2022, during the project’s testing and ramp-up period. The project achieved stable production levels and surpassed our annual production target of 310,000 MMBtu for 2023. In addition, we completed an expansion to the Gevo RNG project to increase its annual design capacity from 355,000 MMBtu to 400,000 MMBtu.

Gevo’s revenue from the RNG project in Northwest Iowa (the “RNG Project”) stems from sales of RNG and from the environmental attributes associated with its RNG sales, including the attributes available from California’s Low Carbon Fuel Standard (“LCFS”) program and the U.S. Environmental Protection Agency (“EPA”) Renewable Fuels Standard (“RFS”) program to receive renewable identification numbers (“RINs”). Gevo was granted registration approval by the EPA in 2022, allowing us to participate in its Renewable Fuel Standard Program (“RFS Program”) to receive renewable identification numbers (“RINs”).

During the first quarter of 2023, we received approval for a temporary pathway under California’s Low Carbon Fuel Standard (“LCFS”) program. We continue to realize substantial sales for our environmental attributes of both LCFS credits and RINs in 2023.

Verity. It is critical that we can prove the CI of our products, ensuring that these values are accurate and auditable. The mission of Verity (“Verity”), including Verity Tracking and Verity Carbon Solutions, is to document CI and other sustainability attributes and apply Distributed Ledger Technology, commonly referred to as blockchain, to create a record of the products throughout the entire business system. Verity starts by calculating carbon intensity of feedstocks from data collected at the farm and field level. We plan to track these feedstocks through production at our plants where we intend to use a mix of renewable electricity, biogas, renewable hydrogen and other potentially decarbonized energy sources in production. The CI data would then be combined to deliver a comprehensive CI reduction in a finished renewable fuel. The resulting CI reduction value has potential to be quantified as a digital asset and monetized in voluntary or compliance carbon markets, and providing compliance needs for tax incentives while preventing double-counting. We believe that in the future, regenerative agricultural practices have the potential to sequester large quantities of soil organic carbon while improving soil health.

There is increasing regulatory and stakeholder pressure on global corporations to lower emissions. These trends are driving demand for carbon credits, giving rise to two sets of markets, the regulated compliance carbon market and the unregulated voluntary carbon market, both of which could grow meaningfully in the coming decades. The total value of major compliance carbon markets is expected to be greater than $800 billion in 2023, according to Bloomberg. Verity intends to document and account for carbon capture in conjunction with scientifically supported measurement techniques. The potential for Verity is broad and could be applicable to tracking the CI of various items beyond Gevo’s internal businesses, including, but not limited to, renewable fuels, food, feed and industrial products through their respective business systems and value chains. Our robust scientific measurement, reporting, and verification plan and approach is expected to provide a high-quality credit that should meet regulated compliance and unregulated carbon markets.

In March 2023, we entered into a joint development framework agreement with Southwest Iowa Renewable Energy; in August 2023, we entered into a joint development framework agreement with a second ethanol producer in the Midwest that has over 100 million gallons of capacity; and in October 2023, we entered into an agreement with a third ethanol producer in the Southwest. These agreements include commercial terms and profit-sharing frameworks. As we grow Verity as an externally facing business, we are working to sign up additional ethanol and biofuel customers. Each of these agreements will focus on implementing Verity technology and developing the market for carbon credits to help farmers and biofuel producers quantify the CI reductions for their products.

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

Key Verity project highlights include:

●	Verity Carbon Solution began development in 2020 as a necessary and value-added services for our SAF production;
●	3 ethanol producer customers contracted, and growing;
●	2% of the total US ethanol market or more than 300 million gallons per year;

●	100% farmer retention in the grower program comprising 65,000 acres and growing;
●	Total value pool of all major global compliance carbon markets in 2023 was $800 billion;
●	Capital light, fee-based, industry agnostic business

Luverne Facility. In 2022, the activities at our Luverne Facility were transitioned to care and maintenance, market development, and customer education, as we shifted focus to our Net Zero Projects. The workforce adjustment which resulted allowed us to retain key personnel and redeploy some resources to our NZ1 and RNG projects to provide valuable knowledge and experience for the future strategic growth of the Company. The Luverne Facility is well equipped and positioned as a development site as it provides a unique opportunity to showcase our decarbonization and business systems and raise awareness for future partnerships, investors, and local communities, even though operations at the site have been minimized. Future operations, if any, will be tailored to support a focus on advancing our technology, testing, optimizing alternative feedstocks and yeast strains, and unit operations as well as partnership development for fuels and specialty chemicals with integrated solutions for GHG reductions. We continue to evaluate incentive opportunities recently introduced by the Inflation Reduction Act, which may positively impact the future economics of our operation at Luverne.

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

LG Chem Agreement. In April 2023, we entered into a joint development agreement with LG Chem, Ltd. (“LG Chem”) a leading global chemical company to develop bio-propylene for renewable chemicals using our Ethanol-to-Olefins (“ETO”) technology. Gevo’s proprietary ETO technology can target carbon neutral or carbon negative drop-in replacements for traditional petroleum-based building blocks called olefins, including bio-propylene, which can be used for renewable chemicals or fuels including sustainable aviation fuel. These plant-based, renewable olefins would be derived from atmospheric CO2 captured through photosynthesis and are expected to deliver the same performance in final products on the market today. Under the terms of the agreement, we will provide the core enabling technology it has developed for renewable olefins to be produced from low-carbon ethanol and together the parties will collaborate to accelerate the pilot research, technical scale-up, and commercialization of bio-propylene. LG Chem is expected to bear all scale-up costs for chemicals and make certain payments to Gevo. We received $1.1 million, net of foreign taxes of $0.2 million, in the second quarter of 2023 under the agreement, and we expect to receive an additional $1.2 million over the next two years to help defray costs associated with the joint development efforts. In addition, LG Chem agreed to make certain payments to us upon commencement of commercialization as follows:

●	$5.0 million upon commencement of commercialization, to be paid ratably over a period of five years.
●	1% royalty on Net Sales for the first production facility beginning six years from commercial operation.
●	1% royalty on Net Sales for all subsequent production facilities upon commencement of operations.

Nasdaq Listing Rules Compliance

On February 29, 2024, we received notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the minimum bid price of our common stock had been below $1.00 per share for the previous 30 consecutive business days. We have 180 calendar days, or until August 27, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the compliance grace period. In the event we do not regain compliance with the Minimum Bid Price Requirement by August 27, 2024, we may be eligible for an additional 180-calendar day compliance period. Our failure to regain compliance during the compliance period could result in delisting.

Key Operating Metrics

Total operating revenues reflect both sales of RNG and sales of related environmental attributes. As a result, our revenues are primarily affected by unit production of RNG, production of environmental attributes, and the prices at which we monetize such production. The following table summarizes the key operating metrics described above, which metrics we use to measure performance:

	Year Ended December 31,
(in thousands, unless otherwise indicated)	2023	2022	Change	Change %
Revenues
Natural gas commodity	$659	$640	$19	3%
Natural gas environmental attributes - RINs	9,888	214	9,674	4,521%
Natural gas environmental attributes - LCFS	4,910	—	4,910	100%
Total revenues	$15,457	$854	$14,603
Production expenses (1)	$11,481	$2,626	$8,855	337%
RNG metrics
RNG production volumes (MMBtu)	314	125	189	151%
Plus: prior period RNG volumes dispensed in current period	116	—	116	100%
Less: RNG production volumes not dispensed	(34)	(116)	82	(71)%
Total RNG volumes available for RIN and LCFS generation (2)	396	9	387	4,300%
RIN metrics
RIN generation (3)	4,639	101	4,538	4,493%
Plus: Prior period RINs	—	—	—	—%
Total RINs available for sale	4,639	101	4,538	4,493%
Less: RINs sold	(4,639)	(101)	(4,538)	4,493%
RIN inventory	—	—	—
RNG volumes not dispensed for RINs (MMBtu) (4)	34	116	(82)	(71)%
Average realized RIN price (5)	$2.13	$2.13	$—	—%
LCFS metrics
LCFS generation (6)	76	—	76	100%
Less: LCFS sold	(76)	—	(76)	100%
LCFS inventory	—	—	—
RNG volumes not dispensed for LCFS (MMBtu)	34	116	(82)	(71)%
Average realized LCFS price (5)	$64.79	$—	$64.79	100%
(1)	The higher per unit cost reflects lower production volumes during the commissioning and ramp-up phase, which was substantially completed by the end of Q3 2023.
(2)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(3)	RINs are generally generated in the month following the gas being dispensed.
(4)	One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS Program.
(5)	Realized prices for environmental attributes are net of third-party commissions and thus do not correspond directly to index prices.
(6)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

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

This section of this Report discusses year-to-year comparisons between 2023 and 2022. The complete Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2022 and 2021 and other discussions of 2021 items can be found within Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website at www.gevo.com.

Comparison of the Years Ended December 31, 2023 and 2022

(in thousands)

	Year Ended December 31,
	2023	2022	Change ($)	Change (%)
Total operating revenues	$17,200	$1,175	$16,025	1,364%
Operating expenses:
Cost of production	11,991	8,698	3,293	38%
Depreciation and amortization	19,007	7,887	11,120	141%
Research and development expense	6,637	7,427	(790)	(11)%
General and administrative expense	42,628	39,941	2,687	7%
Project development costs	14,732	10,061	4,671	46%
Facility idling costs	4,040	4,599	(559)	(12)%
Impairment loss	—	24,749	(24,749)	(100)%
Loss on disposal of assets	—	499	(499)	(100)%
Total operating expenses	99,035	103,861	(4,826)	(5)%
Loss from operations	(81,835)	(102,686)	20,851	(20)%
Other income (expense)
Interest expense	(2,161)	(1,167)	(994)	85%
Interest and investment income	19,090	3,481	15,609	448%
Other income (expense), net	(1,309)	2,365	(3,674)	(155)%
Total other income, net	15,620	4,679	10,941	234%
Net loss	$(66,215)	$(98,007)	$31,792	(32)%

Operating revenue. During the year ended December 31, 2023, revenue increased $16.0 million compared to the year ended December 31, 2022, primarily due to sales of RNG and environmental attributes from our RNG project. Sales under our RNG project commenced in the third quarter of 2022. During the year ended December 31, 2023, we sold 313,572 MMBtu of RNG from our RNG project, resulting in biogas commodity sales of $0.7 million and environmental attribute sales of $14.8 million, see Key Operating Metrics above. Additionally, we recognized $1.3 million of licensing and development revenue from the agreement with LG Chem as well as $0.4 million from the sale of isooctane during the year ended December 31, 2023.

Cost of production. Cost of production increased $3.3 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the production and sales from our RNG project, which significantly increased in 2023, after the ramp-up phase, as well as lower costs at the idling Luverne Facility in 2023.

Depreciation and amortization. Depreciation and amortization increased $11.1 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a full three quarters of additional depreciation expense in 2023 for RNG assets placed into service in Q3 2022 and accelerated depreciation on Agri-Energy segment assets due to shorter lives stemming from the impairment assessment during the third quarter of 2022. See Note 4 to the Consolidated Financial Statements for additional information.

Research and development expense. Research and development expense decreased $0.8 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a reduction of consulting expenses, partially offset by an increase in personnel related costs due to additional headcount added during the year ended December 31, 2023.

General and administrative expense. General and administrative expense increased $2.7 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to increases in personnel costs related to the hiring of highly qualified and skilled professionals, professional consulting fees, and stock-based compensation. On a periodic basis, we assess our Corporate cost allocation estimates. During the year ended December 31, 2023, we performed an assessment which resulted in the implementation of Corporate cost allocations across all segments to reflect the use of centralized administrative functions as well as the allocation of personnel costs related to our project development efforts. If we had applied the most recent cost allocation estimate to the year ended December 31, 2023, it would have resulted in a decrease in General and administrative expense of approximately $28.4 million, with a corresponding increase primarily to Project development costs, representing the nature of the Company’s expenditures related to those growth projects: namely our view that substantial portions of these expenditures may be reimbursed to us upon financial close of NZ1, and their growth-oriented non-recurring and discretionary nature. The allocations did not impact the Company’s operating loss or net loss for the year ended December 31, 2023.

Project development costs. Project development costs are related to our future Net-Zero Projects and Verity which consist primarily of employee expenses, preliminary engineering costs, and technical consulting costs. Project development costs increased $4.7 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to increases in personnel costs and consulting fees.

Facility idling costs. Facility idling costs are related to care and maintenance of our Luverne Facility.  Facility idling costs decreased by $0.6 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to one-time charges recorded during 2022 related to removing flammable and other hazardous items from the site, writing off certain patents, and reduction in the workforce.

Impairment loss. No impairment loss was recorded during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded a $24.7 million impairment loss on long-lived assets, which reduced the carrying value of certain property, plant, and equipment, and a leased right of use asset, at the Agri-Energy segment to its fair value. The impairments recorded relate to the determination to suspend production at the Luverne Facility and shift the plant into an idled, care and maintenance status during the third quarter of 2022. The impact of the one-time impairment charge of $24.7 million was $0.11 of basic and diluted impairment loss per share for the year ended December 31, 2022. See Note 4 to the Consolidated Financial Statements for additional information.

Loss on disposal of assets. The Company did not record a loss on disposal of assets for the year ended December 31, 2023. As a result of suspending the production of ethanol at the Luverne Facility, we wrote-off $0.5 million of costs during the year ended December 31, 2022, related to ancillary equipment and spare parts that are no longer expected to be utilized at the Luverne Facility. The equipment and spare parts had been planned to be used in ethanol production.

Loss from operations. The Company’s loss from operations decreased by $20.9 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to increased revenue from RNG operations and LG Chem licensing in 2023, as well as the prior year impairment loss, partially offset by the increase in costs for our Net-Zero, Verity, and USDA Climate-Smart Grant projects.

Interest expense. Interest expense increased by $1.0 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the interest on the 2021 Bonds, which was capitalized into construction in process during the construction phase of our RNG Project in the prior periods.

Interest and investment income. Interest and investment income increased $15.6 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase in interest earned on our cash equivalent investments as a result of higher interest rates.

Other income. Other income decreased $3.7 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the receipt of $0.4 million from the USDA's Biofuel Producer Program in 2023 compared to $2.9 million in 2022. In addition, our termination of the expediting procurement agreement with a local utility resulted in a one-time charge of $1.6 million in 2023.

Sources of Our Revenues

Our current and historic revenues are primarily derived from: (i) the sale of RNG commodities and the related environmental attributes; (ii) licensing and development sales; (iii) hydrocarbon sales consisting primarily of the sale of isooctane derived from our isobutanol and SAF; and (iv) the sale of isobutanol and related products.

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

General and Administrative. General and administrative expense consists of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, insurance costs, occupancy-related costs, travel and relocation expenses and hiring expenses. Our corporate personnel, consisting of subject matter experts, including chemists, engineers, and sustainability experts, dedicate the majority of their time and efforts for the development of our growth projects. Costs incurred have not yet been allocated to the specific growth projects on the face of our financial statements.

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

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $298.3 million and current restricted cash of $77.3 million, totaling $375.6 million in cash, cash equivalents, and restricted cash. As of December 31, 2023, we had net working capital of $295.0 million, with $91.4 million of current liabilities. Our cash equivalents primarily consist of investments in U.S. government money market funds. We expect to use our cash, cash equivalents, and restricted cash for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of production facilities and the Company’s other Net-Zero Projects; (ii) potential investment in RNG projects; (iii) potential development of the Luverne Facility; (iv) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (v) exploration of strategic alternatives and additional financing, including project financing; and (vi) future debt service obligations. We believe as a result of our cash and cash equivalents balances, and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

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

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our product candidates, the development, licensing, acquisition and construction of commercial level production facilities to support our offtake agreements, the achievement of a level of revenues adequate to support the Company’s cost structure, and the ability to raise capital to finance the development, licensing, acquisition, and construction of additional productions facilities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(53,719)	$(44,311)
Net cash provided by investing activities	$114,129	$85,092
Net cash (used in) provided by financing activities	$(189)	$138,562

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

During the year ended December 31, 2023, net cash used in operating activities was $53.7 million compared to $44.3 million for the year ended December 31, 2022. Non-cash charges primarily consisted of depreciation and amortization of $19.0 million, stock-based compensation expense of $17.1 million, which reflects higher amortization expense for the stock awards issued in the prior period with higher market value, see Note 16 to the Consolidated Financial Statements for additional information, and non-cash expense of $0.1 million related to the amortization of marketable securities premiums. The net cash outflow from changes in operating assets and liabilities increased $23.9 million, primarily due to an increase in cash outflows of $23.0 million related to prepaid expenses and other current assets, deposits and other assets, $2.6 million related to increases in accounts receivable as well as $0.9 million related to accounts payable and accrued liabilities. These were partially offset by $2.7 million of decreased costs associated with the sale of environmental attribute inventory.

Investing Activities

During the year ended December 31, 2023, we had $114.1 million in cash provided by investing activities, of which $168.6 million related to proceeds from sales and maturities of marketable securities, partially offset by $54.5 million of investments in our capital projects, including $28.2 million in NZ1, $6.4 million in the RNG Project, and $19.9 million in other projects.

We completed the value engineering on our NZ1 project and are proceeding with detailed engineering, modularization design, and capital costs updates. We are currently refining project cost estimates with engineering, procurement, and construction (“EPC”) partners to identify cost saving opportunities, and currently expect to finance the construction of NZ1 at the subsidiary level using a combination of Company equity and third-party capital, to include non-recourse debt. The Company expects to have invested a cumulative total of $236 to $286 million of cash equity in the project at financial close. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s ownership in NZ1 under this expected financing structure. The use of project debt and third party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Net-Zero Projects to enable growth of SAF production to meet demand for SAF.

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

During the year ended December 31, 2022, we had $85.1 million in cash provided by investing activities, of which $299.6 million related to proceeds from sales and maturities of marketable securities, partially offset by the reinvestment of $130.4 million in marketable securities, and $84.1 million of investments in our capital projects, including $34.7 million in the RNG Project, $43.3 million in NZ1 and $2.0 million in other Net-Zero Projects, as well as $4.1 million in other isobutanol related projects.

Financing Activities

During the year ended December 31, 2023, we had $0.2 million of net cash used in financing activities, due to payments for equipment loans and finance lease liabilities.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

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

Environmental Attribute and Commodity Pricing Risk

We attempt to negotiate the best prices for our environmental attributes and to competitively price our products to reflect the fluctuations in market prices. Reductions in the market prices of environmental attributes may have a material adverse effect on our revenues and profits as they directly reduce our revenues. We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to RIN and LCFS prices. Our analysis, which may differ from actual results, based on our actual 2023 RINs and LCFS sold of approximately $2.08 and $64.79 respectively. The estimated annual impact of a hypothetical 10% decrease in the average realized price per RIN and per LCFS credit would have a negative effect on our operating profit of approximately $1.0 million and $0.5 million, respectively.

The price of RNG changes in relation to the market prices of wholesale gas. Pricing for wholesale gas is volatile and we expect this volatility to continue in the future. Further, volatility of wholesale gas also creates volatility in the prices of environmental attributes. We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the market price of wholesale gas. Our analysis. which may differ from actual results, was based on our actual 2023 gas production sold pursuant to contracts that do not provide for a fixed or floor price of approximately $2.10/MMBtu. The estimated annual impact of a hypothetical 10% decrease in the market price of wholesale gas would not have a material impact on our financial condition or results of operations.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are invested in U.S. treasury or government money market funds. Our analysis. which may differ from actual results, was based on our actual 2023 effective interest rate earned on our cash and cash equivalents. The estimated annual impact of a hypothetical 0.25% decrease in market interest rates would have a negative impact on our interest income of approximately $2.8 million.

We are exposed to further market risk related to changes in interest rates through our 2021 Bonds, see Footnote 15 to the Consolidated Financial Statements for additional information. Our analysis, which may differ from actual results, was based on the anticipated future interest rate that is expected to be entered into under the 2021 Bond remarketing under a Trust Indenture dated April 1, 2021 (the “Indenture”) between the Authority and Citibank, N.A. as trustee (the “Trustee”), which is expected to occur no later than April 1, 2024. We anticipate an increase in our interest rates to 4.5%, with a resulting negative impact on our annual interest expense of $2.0 million.

Credit Risk

We are subject to credit risk due to the concentration of our RNG receivables with a limited number of significant customers. This concentration increases our exposure to credit risk on our receivables, since the financial insolvency of these customers could have a significant impact on our results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gevo, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Gevo, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Consolidation – Variable interest model

As described in Notes 2 and 22 to the consolidated financial statements, the Company enters into agreements with special purpose entities (“SPEs”), some of which are variable interest entities (“VIEs”). The Company consolidates a VIE if it is deemed to be the primary beneficiary. The Company determines it is the primary beneficiary if it has the power to direct the activities that most significantly impact the VIEs’ economic performance and has the obligation to absorb losses or has the right to receive benefits of the VIE that could potentially be significant to the VIE. During September 2022 and February 2023, the Company entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”) to develop and construct facilities to provide carbon neutral power to their Net Zero 1 project via the two Project LLCs: Kingsbury County Wind Fuel, LLC and Dakota Renewable Hydrogen, LLC, respectively. In December

2023 the agreements with ZEDI related to the two Project LLCs were amended to remove certain kickout rights that previously existed. Each Project LLC is a VIE, and the Company holds an implicit variable interest in each Project LLC. As of December 2023, the Company has concluded that the removal of the kickout rights from the agreements has resulted in a loss of control and that, therefore, the Company is no longer the primary beneficiary of the Project LLCs. We identified the Company’s assessment of the primary beneficiary of the Project LLCs as a critical audit matter.

The principal considerations for our determination that performing procedures relating to the deconsolidation of the Project LLCs as VIEs is a critical audit matter are that (i) there is significant judgment by management when determining whether the Company is the primary beneficiary of the VIEs based on the purpose and design of the project LLCs and other legal rights of the parties, including the determination of which party has power to direct the activities that most significantly affect the economic performance of the VIE, as well as the substance of the arrangements, the right to receive potentially significant benefits, indicators if the parties in the arrangements were acting in the role of agents or de facto agents, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the purpose of each Project LLCs rights and obligations of the variable interest holders, mechanisms for the resolution of disputes among variable interest holders, and other agreements with the legal entity and its variable interest holders.

Our audit procedures related to the assessment of the primary beneficiary of the Project LLCs included the following, among others.

●	discussing with management the purpose and design of each VIE
●	reading the operating agreements and other related legal documents to understand the rights of each party, including the ability to remove the entity that has the power to direct the activities of the VIE
●	evaluating management’s analysis of significant activities of each VIE such as capital decisions, financing decisions and operating decisions, and which party, if any, has the power to direct such activities. In our evaluation, we considered the purpose and design of the Project LLCs and other legal rights of the parties, including the significance of the decision-making rights of each party in assessing which party has power to direct the activities that most significantly affect the economic performance of the VIE, as well as the substance of the arrangements. We also considered whether there were indicators that parties to the arrangements were acting in the role of agents or de facto agents.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Denver, Colorado

March 7, 2024

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	Note	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents		$298,349	$237,125
Marketable securities	6	—	167,408
Restricted cash	7	77,248	1,032
Trade accounts receivable, net		2,623	476
Inventories	10	3,809	6,347
Prepaid expenses and other current assets	8	4,353	3,034
Total current assets		386,382	415,422
Property, plant and equipment, net	11, 23	211,563	185,174
Restricted cash	7	—	77,219
Operating right-of-use assets	9	1,324	1,331
Finance right-of-use assets	9	210	219
Intangible assets, net	12	6,524	7,691
Deposits and other assets	13	44,319	13,692
Total assets		$650,322	$700,748
Liabilities
Current liabilities
Accounts payable and accrued liabilities	14, 23	$22,752	$24,760
Operating lease liabilities	9	532	438
Finance lease liabilities	9	45	79
Loans payable	15	130	159
2021 Bonds payable, net	15	67,967	—
Total current liabilities		91,426	25,436
2021 Bonds payable, net	15	—	67,223
Loans payable	15	21	159
Operating lease liabilities	9	1,299	1,450
Finance lease liabilities	9	187	183
Other liabilities		—	820
Total liabilities		92,933	95,271
Commitments and Contingencies	19
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 240,499,833 and 237,166,625 shares issued and outstanding at December 31, 2023, and December 31, 2022, respectively.		2,405	2,372
Additional paid-in capital		1,276,581	1,259,527
Accumulated other comprehensive loss		—	(1,040)
Accumulated deficit		(721,597)	(655,382)
Total stockholders' equity		557,389	605,477
Total liabilities and stockholders' equity		$650,322	$700,748

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

		Year Ended December 31,
	Note	2023	2022
Total operating revenues	3, 23	$17,200	$1,175
Operating expenses:
Cost of production	16	11,991	8,698
Depreciation and amortization	11, 12	19,007	7,887
Research and development expense	16	6,637	7,427
General and administrative expense		42,628	39,941
Project development costs	16	14,732	10,061
Facility idling costs		4,040	4,599
Impairment loss	4	—	24,749
Loss on disposal of assets	11, 12	—	499
Total operating expenses	16	99,035	103,861
Loss from operations		(81,835)	(102,686)
Other income (expense)
Interest expense		(2,161)	(1,167)
Interest and investment income	6, 7, 20	19,090	3,481
Other income (expense), net		(1,309)	2,365
Total other income, net		15,620	4,679
Net loss		$(66,215)	$(98,007)
Net loss per share - basic and diluted	5	$(0.28)	$(0.44)
Weighted-average number of common shares outstanding - basic and diluted	5	238,687,621	221,537,262

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

		Year Ended December 31,
	Note	2023	2022
Net loss		$(66,215)	$(98,007)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	6	1,040	(426)
Comprehensive loss		$(65,175)	$(98,433)

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

		Common Stock			Accumulated Other	Accumulated	Stockholders’
	Note	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2021		201,988,662	$2,020	$1,103,224	$(614)	$(557,375)	$547,255
Issuance of common stock and common stock warrants, net of issuance costs	21	33,333,336	333	138,675	—	—	139,008
Issuance of common stock upon exercise of warrants	21	4,677	—	3	—	—	3
Non-cash stock-based compensation	16	—	—	17,419	—	—	17,419
Stock-based awards and related share issuances, net	21	1,839,950	19	206	—	—	225
Other comprehensive loss		—	—	—	(426)	—	(426)
Net loss		—	—	—	—	(98,007)	(98,007)
Balance, December 31, 2022		237,166,625	$2,372	$1,259,527	$(1,040)	$(655,382)	$605,477
Non-cash stock-based compensation	16	—	—	17,087	—	—	17,087
Stock-based awards and related share issuances, net	21	3,333,208	33	(33)	—	—	—
Other comprehensive income		—	—	—	1,040	—	1,040
Net loss		—	—	—	—	(66,215)	(66,215)
Balance, December 31, 2023		240,499,833	$2,405	$1,276,581	$—	$(721,597)	$557,389

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Year Ended December 31,
	Note	2023	2022
Operating Activities
Net loss		$(66,215)	$(98,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	4	—	24,749
Loss on disposal of assets	23	—	499
Stock-based compensation	16	17,087	17,419
Depreciation and amortization	11, 12	19,007	7,887
Amortization of marketable securities (discount) premium	6	(102)	2,723
Other noncash expense (income)		908	877
Changes in operating assets and liabilities:
Accounts receivable		(2,147)	502
Inventories	10	670	(2,004)
Prepaid expenses and other current assets, deposits and other assets	8, 13	(25,620)	(2,591)
Accounts payable, accrued expenses and non-current liabilities	14	2,693	3,635
Net cash used in operating activities		(53,719)	(44,311)
Investing Activities
Acquisitions of property, plant and equipment	11, 23	(54,455)	(84,077)
Acquisition of patent portfolio	12	—	(10)
Proceeds from maturity of marketable securities	6	168,550	299,581
Purchase of marketable securities	6	—	(130,402)
Proceeds from sale of property, plant and equipment	11	34	—
Net cash provided by investing activities		114,129	85,092
Financing Activities
Debt and equity offering costs	21	—	(10,993)
Proceeds from issuance of common stock and common stock warrants	21	—	150,000
Proceeds from exercise of warrants	21	—	3
Net settlement of common stock under stock plans	16	—	(286)
Payment of loans payable	15	(167)	(150)
Payment of finance lease liabilities	9	(22)	(12)
Net cash (used in) provided by financing activities		(189)	138,562
Net increase in cash and cash equivalents		60,221	179,343
Cash, cash equivalents and restricted cash at beginning of period		315,376	136,033
Cash, cash equivalents and restricted cash at end of period		$375,597	$315,376

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
Schedule of cash, cash equivalents and restricted cash	2023	2022
Cash and cash equivalents	$298,349	$237,125
Restricted cash (current)	77,248	1,032
Restricted cash (non-current)	—	77,219
Total cash, cash equivalents and restricted cash	$375,597	$315,376

	Year Ended December 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2023	2022
Cash paid for interest, net of amounts capitalized	$1,029	$522
Non-cash purchase of property, plant and equipment	8,174	13,837
Right-of-use asset purchased with operating lease	199	—

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

Notes to Consolidated Financial Statements

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of business. Gevo, Inc. (Nasdaq: GEVO) (“Gevo”, “we”, “us”, “our”, or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries), a Delaware corporation founded in 2005, is a growth-oriented, carbon abatement company with the mission of solving greenhouse gas (“GHG”) emissions for those sectors of the transportation industry that are not amenable to electrification or hydrogen.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Our initial Net-Zero Project, Net-Zero 1 (“NZ1”), is expected to be located in Lake Preston, South Dakota, and is being currently designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF. Along with the hydrocarbons, NZ1 is being currently designed to produce approximately 1,390 million pounds per year of high-value protein products for use in the food chain and more than 34 million pounds per year of corn oil. Our products will be produced in three steps; the first step is milling the corn and the production of protein, oil, and carbohydrates, the second step produces alcohols using fermentation and the third step is the conversion of the alcohols into hydrocarbons.

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

Renewable Natural Gas Project

Gevo’s RNG facilities in Northwest Iowa (“NW Iowa RNG”) are owned by Gevo NW Iowa RNG, LLC, and produces RNG captured from dairy cow manure supplied by three local dairies. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. The original design capacity for this project was 355,000 MMBtu. Gevo NW Iowa RNG, LLC sells the produced RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, NW Iowa RNG generates and sells Low Carbon Fuel Standard (“LCFS”) credits as well as D3 Renewable Identification Numbers (“RINs”) through the production of RNG (collectively, “environmental attributes”).

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

Financial Condition. The Company has incurred consolidated net losses since inception and had a significant accumulated deficit as of December 31, 2023. The Company’s cash and cash equivalents totaled $298.3 million, and short-term restricted cash totaled $77.2 million as of December 31, 2023.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements of Gevo include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation. The Consolidated Financial Statements of the Company (which include the accounts of its wholly-owned subsidiaries Gevo Asset, LLC, Gevo RNG Holdco, LLC, Gevo NW Iowa RNG, LLC, Gevo Net-Zero HoldCo, LLC, Gevo Net-Zero 1, LLC, Gevo Net-Zero Operations, LLC, Gevo Net-Zero Asset Management, LLC, and Agri-Energy, LLC) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company at December 31, 2023.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Concentrations of Credit Risk and Major Customers. The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit-quality financial institutions and are primarily in demand deposit accounts and money market funds. As of December 31, 2023, and 2022, one customer accounted for 100% of trade accounts receivable, net, and 90% and 73% of total revenue, respectively.

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

Trade Accounts Receivable, net. The Company records receivables for products shipped but for which payment has not yet been received. In evaluating its allowance for doubtful accounts for accounts receivable, the Company performs ongoing reviews of its outstanding receivables to determine if any amounts are uncollectible and adjusts the allowance for doubtful accounts accordingly.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Environmental Attribute Inventory. The Company generates D3 Renewable Identification Numbers (“RINs”) and Low Carbon Fuel Standard (“LCFS”) credits (collectively, “environmental attributes”) through the production of RNG used for transportation purposes as prescribed under the Renewable Fuels Standard program (“RFS”). Environmental attribute inventory is included as a component of “Inventories” on the Consolidated Balance Sheets. The Company considers environmental attributes to be a distinguishable product that is generated as an integral component of the production process of RNG as the environmental attributes that are generated can be separated from the underlying commodity and may be sold independently from the RNG produced. As such, the Company considers environmental attributes to be a co-product of the production of RNG and accordingly allocates the costs of production based on the relative sales value of all revenue items for the NW Iowa RNG operations. The value of the environmental attributes is reviewed for potential write-downs based on the net realizable value methodology. Revenue is recognized on these environmental attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer based upon defined third party market prices and a transfer of control has occurred.

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

Impairment of Long-Lived Assets. The Company evaluates the recoverability of the recorded amount of long-lived assets, including property, plant and equipment, licenses, patents, operating lease right-of-use assets, and finance lease right-of-use assets when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the Company determines that an asset is impaired, it measures the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. A summary of impairment losses on tangible and intangible assets for the years ended December 31, 2023, and 2022, is included in Note 4, Asset Impairment.

Leases, Right-of-Use Assets and Related Liabilities. The Company enters into various arrangements which constitute a lease as defined by Accounting Standards Codification (“ASC”) 842, Leases, as part of its ongoing business activities and operations. Leases represent a contract or part of a contract that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Such contracts result in both (a) right-of-use assets, which represent the Company’s right to use an underlying asset for the term of the contract; and (b) a corresponding lease liability which represents the Company’s obligation to make the lease payments arising from the contract. The Company has elected not to recognize a right-of-use asset and lease liability for any lease with an original lease term of 12 months or less. Lease expense for such leases is recognized on a straight-line basis over the lease term.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Intangible assets. Intangible assets consist of patents. Costs related to patents, including legal fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Amortization expense is recorded in “Depreciation and amortization” in the Operating expenses section of the Consolidated Statements of Operations. For patents purchased in an asset acquisition, the useful life is determined by valuation estimates of remaining economic life. The patents are included in “Intangible assets, net” on the Consolidated Balance Sheets. The Company periodically evaluates the amortization period and carrying value of its patents to determine whether any events or circumstances warrant revised estimated useful life or reduction in value.

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

The Company consolidates a VIE if it is deemed to be the primary beneficiary. The Company determines it is the primary beneficiary if it has the power to direct the activities that most significantly impact the VIEs’ economic performance and has the obligation to absorb losses or has the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it is the primary beneficiary. See Footnote 22 below for further information.

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

General and Administrative. General and administrative expenses are expensed as incurred. The Company’s general and administrative costs consist of personnel costs (including stock-based compensation), consulting and service provider expenses (including patent counsel-related costs), legal fees, marketing costs, insurance costs, occupancy-related costs, travel and relocation expenses and hiring expenses. Our corporate personnel, consisting of subject matter experts, including chemists, engineers, and sustainability experts, dedicate the majority of their time and efforts for the development of our projects. Costs incurred have not yet been allocated to the specific projects on the face of our financial statements.

Project Development Costs. Project development costs consist of consulting, preliminary engineering costs, and personnel costs, including stock-based compensation.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation. The Company’s stock-based compensation expense includes expenses associated with share-based awards granted to employees and board members. Our stock-based compensation is classified as either an equity award or a liability award in accordance with U.S. GAAP. The fair value of an equity-classified award is determined at the grant date and is amortized on a straight-line basis over the requisite service period. The fair value of a liability-classified award is determined on a quarterly basis through the final vesting date and is amortized based on the current fair value of the award and the percentage of vesting period incurred to date.

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

Stock-based compensation expenses related to restricted stock awards and stock options are recorded net of actual forfeitures in our Consolidated Statements of Operations.

Liability awards are subject to variable accounting treatment, such that they are remeasured at fair value each reporting period through the Consolidated Statements of Operations. Any impact of forfeitures is based on actual forfeitures, although not affecting the fair value measurement of the awards, and are reflected at that time as well.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Prior Period Financial Statement Immaterial Adjustment. The Company has entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”), a national clean energy expert that provides expertise in capital management, development, engineering, and asset management, to develop and construct facilities to provide carbon neutral power to NZ1 via the two limited liability companies: Kingsbury Country Wind Fuel, LLC (“KCWF”) and Dakota Renewable Hydrogen, LLC (“DRH”) (collectively, the “Project LLCs”), respectively, to induce the design and construction of the power generation, transmission and distribution facilities that will serve NZ1. The Project LLCs formed to govern the projects are VIEs. In determining whether the Company was the primary beneficiary of the VIEs, the Company considered both qualitative and quantitative factors regarding the nature, size and form of the involvement with the VIE, such as the role in establishing the VIEs and the ongoing rights and responsibilities; the economic interests deemed to be variable interests in the VIEs; the design of the VIEs, including the capitalization structure, subordination of interests, and payment priority. During the third quarter of 2023, the Company identified that the governance structure and operating procedures of the Project LLCs resulted in the Company having the power to control certain significant activities of the Project LLCs, as defined by Accounting Standards Codification 810 (“ASC 810”), Consolidations. Therefore, the Company is the primary beneficiary of the VIEs, and per ASC 810, must consolidate the VIEs. Prior to the third quarter of 2023, the Company did not consolidate the Project LLCs. The Company assessed the materiality of this correction on the previously issued interim and annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99. The Company concluded that the changes were not material to any of the previously issued consolidated financial statements. The Company’s primary involvement with the VIEs is to fund the deposits in order to induce the contractor to design and construct the power generation, transmission and distribution facilities that will serve NZ1. These amounts funded will be either fully reimbursed upon completion of the project or used as an investment into the Project LLC. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts. In December 2023 the agreements with ZEDI related to the two Project LLCs were amended to remove certain kickout rights that previously existed. As of December 2023, we have concluded that the removal of the kickout rights from the agreements has resulted in a loss of control and that, therefore, the Company is no longer the primary beneficiary of the Project LLCs, and accordingly no longer consolidates the Project LLCs. See Footnote 22.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Recently Issued, Not Yet Adopted Accounting Pronouncements

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU 2023-07 may have on its financial statements and related disclosures when adopted.

Income Taxes. In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

3. Revenues from Contracts with Customers and Other Revenue

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Other Hydrocarbon Revenue

The Company recorded limited revenues from its development-scale plant, the Luverne Facility, during the year ended December 31, 2023, and 2022. These revenues were promotional in nature and from customer contracts for ethanol sales and related products and hydrocarbon revenues, which included isooctene, isooctane, and SAF. These products were sold mostly on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

The following tables display the Company’s revenue by major source based on product type (in thousands):

	Year Ended December 31,
Major Goods/Service Line	2023	2022
Renewable natural gas commodity	659	640
Environmental attribute revenue	14,798	214
Licensing and development revenue	1,300	—
Other hydrocarbon revenue - ethanol, isooctane, IBA	443	321
Total operating revenue	$17,200	$1,175

Contract Assets and Trade Receivables. As of December 31, 2023, and 2022, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in “Trade accounts receivable, net” on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. No allowance for doubtful accounts was recorded for each of the years ended December 31, 2023, and 2022.

4. Asset Impairment

There were no impairment losses recorded during the year ended December 31, 2023.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2022, the Company recorded a $24.7 million impairment loss on long-lived assets, to reduce the carrying value of certain property, plant, and equipment, and a leased right of use (“ROU”) asset, at the Agri-Energy, LLC (“Agri-Energy”) segment to its fair value. The impairments recorded to date relate to the decision to suspend production at the Luverne Facility and shift the plant into an idled, care and maintenance status during the third quarter of 2022. As a result of this change in use, combined with a sustained history of operating losses, the Company assessed that indicators of impairment were present for long-lived assets within its Agri-Energy reporting segment. The Company therefore performed impairment testing and determined that the carrying amounts of certain property plant and equipment and the leased ROU asset exceeded estimated fair values. The Company estimated the fair value of these asset groups generally using a cost approach which is based on replacement or reproduction costs of the assets and is considered a Level 2 measurement and recorded a corresponding impairment loss under Operating Expenses within the Consolidated Statements of Operations.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share. Therefore 50,373 and 69,245 of dilutive common stock equivalents have been excluded for the years ended December 31, 2023, and 2022, respectively, as the Company is in a net loss position. See Notes 16 and 21 for all outstanding options and warrants that were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options and warrants exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(66,215)	$(98,007)
Basic weighted-average shares outstanding	238,687,621	221,537,262
Net loss per share - basic and diluted	$(0.28)	$(0.44)

6. Marketable Securities

The Company’s investments in marketable securities are stated at fair value and are available for sale. During the year ended December 31, 2023, all remaining investments in marketable securities matured with no realized gain or loss. The following table summarizes the Company’s investments in marketable securities (in thousands) as of:

		December 31, 2022
		Amortized	Gross
		Cost	Unrealized
	Maturity	Basis	Losses	Fair Value
Marketable securities (current)
U.S. Treasury notes	Within one year	$56,418	$(344)	$56,074
U.S. Government-sponsored enterprise securities	Within one year	112,030	(696)	111,334
Total marketable securities (current)		$168,448	$(1,040)	$167,408

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The cost of securities sold is based upon the specific identification method. Interest income from marketable securities totaled $0.8 million and $4.3 million for the years ended December 31, 2023, and 2022, respectively, and is included in “Interest and investment income” in the Consolidated Statements of Operations.

7. Restricted Cash

As of December 31, 2023, current restricted cash of $77.3 million consists of amounts held as collateral for letters of credit to provide financing support for development and construction of the NW Iowa RNG and NZ1 projects.

The Company entered into an irrevocable direct pay letter of credit (the “Bond Letter of Credit”) with Citibank N.A (“Citibank”) in April 2021 to support the 2021 Bonds (as defined below) for the development and construction of NW Iowa RNG. See Note 14, Debt, for additional information on the 2021 Bonds. The Bond Letter of Credit has a 0.5% annual fee and expires April 4, 2024 (unless terminated earlier). The Company deposited $71.2 million with Citibank as restricted cash to secure any amounts drawn under the Bond Letter of Credit. As of December 31, 2023, no amounts have been drawn under the Bond Letter of Credit.

In September 2022, the Company entered into a Pledge and Assignment agreement with Citibank to provide credit support in the form of a letter of credit (the “Power Letter of Credit”) from Citibank to a local electric utility company in order to induce the utility company to design and construct the power transmission and distribution facilities that will serve NZ1. The Company deposited $6.6 million of restricted cash in an account with Citibank to collateralize the Power Letter of Credit, which has a 0.3% annual fee and expires September 30, 2024 (unless terminated earlier). As of December 31, 2023, no amounts have been drawn under the Power Letter of Credit. In January 2024, Citibank was notified by the local electric utility company to close the letter of credit, as the Company has discontinued its relationship with the local utility, and fulfilled all obligations under the Power Letter of Credit.

The Company is entitled to receive interest income on the restricted cash, and recorded interest income of $3.4 million and $0.5 million for the years ended December 31, 2023, and 2022, respectively, included in “Other income, net” in the Consolidated Statements of Operations.

8. Prepaid and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	December 31,
	2023	2022
Prepaid insurance	$568	$911
Interest receivable	1,331	514
Prepaid feedstock	1,097	1,097
Other current assets	1,357	512
Total prepaid expenses and other current assets	$4,353	$3,034

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The Company has four finance leases for land under arrangements related to NW Iowa RNG. Under these contracts, the Company leases land from dairy farmers on which it has built three anaerobic digesters, and related equipment and pipelines to condition raw biogas from cow manure provided by the farmers. The partially conditioned biogas is transported from the three digester sites to a central gas upgrade system located at the fourth site that upgrades the biogas to pipeline-quality RNG for sale. These leases expire at various dates between 2031 and 2050. The Company accounts for lease components separately from non-lease components for the Company’s dairy lease asset class. The total consideration in the lease agreement is allocated to the lease and non-lease components based on their relative standalone selling prices.

The following tables present the (i) other quantitative information and (ii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands), except for weighted averages:

	Years Ended December 31,
	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$22	$30
Operating cash flows from operating leases	330	928
Finance cash flows from finance leases	2	2
Right-of-use asset obtained in exchange for new operating lease liabilities	199	—
Weighted-average remaining lease term, finance lease (months)	307	311
Weighted-average remaining lease term, operating leases (months)	61	65
Weighted-average discount rate - finance leases (1)	12%	12%
Weighted-average discount rate - operating leases (1)	6%	5%
(1)	Our leases do not provide an implicit interest rate, and we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

Year Ending December 31,	Operating Leases	Finance Leases
2024	$617	$50
2025	398	27
2026	367	25
2027	335	26
2028	345	26
2029 and thereafter	—	523
Total	2,062	677
Less: amounts representing present value discounts	231	445
Total lease liabilities	1,831	232
Less: current portion	532	45
Non-current portion	$1,299	$187

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

10. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	December 31,
	2023	2022
Raw materials	$104	$168
Finished goods
SAF, Isooctane, Isooctene and other	1,167	1,581
Work in process
Environmental attributes	2,067	4,193
Jet fuel	—	51
Spare parts	471	354
Total inventories	$3,809	$6,347

During the years ended December 31, 2023, and 2022, the Company recorded net realizable value adjustments of $1.9 million and $0.4 million, respectively, included in Cost of production in the Consolidated Statements of Operations.

11. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands):

	Useful Life	December 31,
	(in years)	2023	2022
Land		$6,505	$6,452
Plant facilities and infrastructure	5 to 20	77,329	76,900
Machinery and equipment	5 to 20	95,212	87,248
Furniture and office equipment	3 to 7	2,864	2,977
Software	3 to 6	1,636	2,217
Construction in progress		114,332	81,019
Total property, plant and equipment		297,878	256,813
Less: accumulated depreciation and amortization		(86,315)	(71,639)
Property, plant and equipment, net		$211,563	$185,174

The Company recorded depreciation expenses of $17.6 million and $6.5 million for the years ended December 31, 2023, and 2022, respectively.

At December 31, 2023, and 2022, construction in progress included accruals of $7.0 million and $13.8 million, respectively.

Construction in progress includes $34.7 million for Gevo, $15.5 million for Agri-Energy related to a fractionation and hydrocarbon skid, $0.6 million for NW Iowa RNG and $63.5 million for NZ1 at December 31, 2023. Construction in progress includes $25.9 million for Gevo, $11.4 million for Agri-Energy, $1.0 million for NW Iowa RNG and $42.7 million for NZ1 at December 31, 2022. Construction in progress is not subject to depreciation until the assets are placed into service.

Borrowing costs. Borrowing costs directly attributable to acquisition and construction of an asset are capitalized until it is completed and ready for its intended use, and thereafter are recognized in profit or loss for the current period. The Company did not capitalize interest expense during the year ended December 31, 2023, and capitalized $0.3 million of interest expense for the year ended December 31, 2022.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

12. Intangible Assets

Identifiable intangible assets consist of patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products.

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	December 31, 2023
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,580	$(1,621)	$2,959	7.4
Defensive assets	4,900	(1,335)	3,565	8.4
Intangible assets	$9,480	$(2,956)	$6,524	7.9

	December 31, 2022
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,580	$(1,039)	$3,541	7.4
Defensive assets	4,900	(750)	4,150	8.4
Intangible assets	$9,480	$(1,789)	$7,691	7.9

The Company recorded amortization expense of $1.2 million and $1.3 million for the years ended December 31, 2023, and 2022, respectively.

The following table details the estimated amortization of identifiable intangible assets as of December 31, 2023 (in thousands):

Year Ending December 31,	Patents	Defensive Assets	Total
2024	$582	$586	$1,168
2025	582	586	1,168
2026	582	586	1,168
2027	582	586	1,168
2028	582	586	1,168
2029 and thereafter	49	635	684
Total intangible assets	$2,959	$3,565	$6,524

13. Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	Year Ended December 31,
	2023	2022
Deposits (1)	$166	$276
Prepaid feedstock (2)	440	934
Equity interest (3)	1,500	1,500
Exclusivity fees (4)	583	2,522
Deposits receivable (5)	33,602	—
Other assets, net (6)	8,028	8,460
Total deposits and other assets	$44,319	$13,692

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

(1)	Deposits for services and products.
(2)	Prepaid feedstock fees, non-current, for the production of RNG.
(3)	The Company directly holds a 4.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. Recent observable equity raises indicated no impairment issues. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary, see Note 19, Commitments and Contingencies, for additional information.
(4)	Axens North America, Inc. (“Axens”) will provide certain alcohol-to-SAF technologies and services exclusively provided to the Company which may be offset against future license fees subject to the delivery of a process design package.
(5)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce to design and construct the power generation, transmission and distribution facilities that will serve NZ1, $5.5 million of which will be either reimbursed or used as an investment into wind generation facility and the remaining $28.1 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(6)	Payments which were allocated to the non-lease fuel supply, primarily related to sand separation systems, to support NW Iowa RNG fuel supply agreements prior to commencement of operations, being amortized over the life of the project.

14. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands):

	Year Ended December 31,
	2023	2022
Accounts payable	$2,718	$5,009
Accrued liabilities	13,411	12,594
Accrued payroll and related benefits	6,621	5,105
Accrued sales and use tax	2	2,052
Total accounts payable and accrued liabilities	$22,752	$24,760

15. Debt

2021 Bond Issuance

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority (the “Authority”) issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) for NW Iowa RNG. The bond proceeds were used as a source of construction financing alongside equity from the Company. The bonds were issued under a Trust Indenture dated April 1, 2021 (the “Indenture”) between the Authority and Citibank, N.A. as trustee (the “Trustee”). The 2021 Bonds mature April 1, 2042. The bonds bear interest at 1.5% per annum during the Initial Term Rate Period, (as defined in the Indenture), payable semi-annually on January 1 and July 1 of each year. The effective interest rate is 1.1%. The bonds are supported by the $71.2 million Bond Letter of Credit; see Note 7, Restricted Cash. The Trustee can draw sufficient amounts on the Bond Letter of Credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The bonds are callable and re-marketable on or after October 1, 2022. If the bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the Bond Letter of Credit to repay the bonds in their entirety at the purchase price. As of December 31, 2023, no amounts have been drawn under the Bond Letter of Credit.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The 2021 Bonds were issued at a premium of $0.8 million and debt issuance costs were $3.0 million. The bond debt is classified as current debt and is presented net of the premium and issuance costs, which are being amortized over the life of the bonds using the interest method. As of December 31, 2023, and 2022, the premium balance and the debt issuance cost net of amortization were $0.1 million, $0.4 million, $0.3 million and $1.3 million, respectively.

Loans Payable

In April 2020, the Company and Agri-Energy each entered into a loan agreement with Live Oak Banking Company, pursuant to which the Company and Agri-Energy obtained loans from the SBA PPP totaling $1.0 million in the aggregate (the “SBA Loans”).

In April 2021, the balance of $0.5 million of the Company’s and $0.1 million of Agri-Energy’s loans and accrued interest obtained through the SBA PPP were forgiven. The remaining SBA Loan for Agri-Energy totals $0.3 million, bears interest at 1.0% per annum and matures in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021 and are payable through April 2025.

The summary of the Company’s long-term debt is as follows (in thousands) as of:

			Year Ended December 31,
	Interest Rate	Maturity Date	2023	2022
2021 Bonds, net	1.5%	April 2042	$67,967	$67,223
SBA Loans	1.0%	April 2025	119	224
Equipment	4% to 5%	December 2023 to December 2024	32	94
Total debt			68,118	67,541
Less: current portion			(68,097)	(159)
Non-current portion			$21	$67,382

Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2024	$68,089
2025	29
Total debt	$68,118

16. Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”) and the Employee Stock Purchase Plan.

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2023, upon approval of the shareholders at the 2023 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 37,980,074 shares. At December 31, 2023, 13,613,130 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the Company’s stock-based compensation expense for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Equity Classified Awards
Cost of production	$59	$(25)
General and administrative	15,204	14,342
Other	1,824	2,618
Total equity classified awards	17,087	16,935
Total stock-based compensation	$17,087	$16,935

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the year ended December 31, 2023, were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price (1)	(years)	Value
Options outstanding at December 31, 2022	5,945,321	$4.65	9.1	$—
Granted	3,368,717	$1.69		$—
Canceled or forfeited	(1,204,915)	$4.06		$—
Exercised	—	$—		$—
Options outstanding at December 31, 2023	8,109,123	$3.51	8.8	$—
Options vested and expected to vest at December 31, 2023	3,046,060	$4.80	8.0	$—
(1)	Exercise price of options outstanding range from $1.15 to $876 as of December 31, 2023. The higher end of the range is due to the impact of several reverse stock splits during the years 2015 to 2018.

During the year ended December 31, 2023, 3.0 million stock options vested. As of December 31, 2023, the total unrecognized compensation expense, net of actual forfeitures, relating to stock options was $8.6 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.9 years.

The following table sets forth the weighted average Black-Scholes option pricing model assumptions (no dividends were expected) and resulting grant date fair value for the stock options granted during the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.30%	2.90%
Expected volatility factor	153%	134%
Expected option life (years)	6.0	6.0
Weighted-average fair value	$1.41	$2.18

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Non-vested restricted stock awards at December 31, 2023, and changes during the year ended December 31, 2023, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2022	5,254,457	$3.94
Granted	4,208,021	$1.49
Vested and issued	(2,415,824)	$4.08
Canceled or forfeited	(887,313)	$3.39
Non-vested at December 31, 2023	6,159,341	$2.30

The total fair value of restricted stock that vested during the years ended December 31, 2023, and 2022, was $9.8 million and $10.2 million, respectively. As of December 31, 2023, the total unrecognized compensation expense, net of actual forfeitures, relating to restricted stock awards was $10.3 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.8 years. As of December 31, 2023, there are no unvested liability-classified restricted stock awards.

17. Income Taxes

As of December 31, 2023, the Company has a federal and state net operating loss carryover of approximately $201.2 million and $138.7 million, respectively, available to offset future income for income tax reporting purposes. The remaining federal net operating loss carryovers do not expire. Of our state net operating loss carryovers, $137.1 million would expire between the years 2027-2043

We periodically evaluate our net operating loss carryforwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our net operating loss carryforwards pursuant to Internal Revenue Code Section 382. An ownership change may occur, for example, as a result of trading in our stock by significant investors as well as issuance of new equity. As a result of ownership changes in prior years, a portion of our net operating losses have been limited.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets (in thousands):

	December 31,
	2023	2022
Deferred tax assets, net:
Net operating loss carryforwards	$48,638	$40,511
Operating lease assets	(405)	(371)
Operating lease liabilities	545	410
Depreciation	11,421	9,145
Stock compensation	2,530	2,027
Business interest expense	1,110	1,033
Capitalized research cost	7,332	3,334
Other temporary differences	820	691
Deferred tax assets	71,991	56,780
Valuation allowance	(71,991)	(56,780)
Net deferred tax assets	$—	$—

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five years pursuant to Internal Revenue Code Section 174. The mandatory capitalization requirement increases the deferred tax asset for Capitalized Research Costs by $3.6 million for the year ended December 31, 2023.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based on management’s review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting results, we have concluded that it is not more likely than not that we will be able to realize all of our U.S. deferred tax assets. Therefore, we have provided a full valuation allowance against deferred tax assets at December 31, 2023 and 2022, respectively.

The following table sets forth reconciling items from income tax computed at the statutory federal rate:

	Year Ended December 31,
	2023	2022
Federal income tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefits	6.8%	1.6%
Officers compensation limit	(1.8)%	(1.2)%
Stock based compensation	(2.5)%	—%
Other permanent	(0.2)%	(1.0)%
Valuation allowance	(23.3)%	(20.4)%
Effective tax rate	—%	—%

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The Company’s evaluation was performed for the tax periods from inception to December 31, 2023. The Company is subject to examination by major tax jurisdictions for the years ended December 31, 2018 to 2022.

The Company recognizes uncertain tax positions net, against any operating losses or applicable research credits as they arise. Currently, there are no uncertain tax positions recognized at December 31, 2023 and 2022, respectively.

18. Employee Benefit Plan

The Company sponsors the Gevo, Inc. 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees beginning the month after employment. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. Beginning January 1, 2023, the 401(k) Plan was amended to include matching contributions to the 401(k) Plan, with the Company matching 100% of the employee’s contributions that are not over 3% of compensation, plus 50% of contributions which are over 3% but are not over 5% of compensation. The matching contributions will be made in shares of the Company’s common stock and vest immediately. For the year ended December 31, 2023, accrued matching contributions to the 401(k) Plan was $0.7 million, equivalent to approximately 0.7 million shares of common stock, to be remitted to participants in Q1 2024. The Company did not provide an employer match during the year ended December 31, 2022.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

State Tax Audit. During the year ended 2023, the Company was notified of a pending sales and use tax audit by the South Dakota Department of Revenue for the period covering January 2021 through December 2023. Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Consolidated Balance Sheets, Statements of Operations, or Liquidity.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2023, and 2022, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2023.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG project. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Zero6 Commitments. In September 2022, the Company entered into a development agreement with Zero6 to construct and operate a wind project for the provision of electric energy for NZ1. Pursuant to the agreement, the Company has committed to pay Zero6 total development charges of $8.6 million, comprised of advanced development fee payments of $0.9 million, certain reimbursable costs of $1.2 million, and $6.5 million upon completion of the project. The Company is not contractually obligated for the specified development charges until certain milestones are met in future periods, and upon completion of the project. Further, the Company has committed to fund certain discretionary, budgeted costs associated with long lead equipment and engineering services for NZ1, totaling an estimated $36.0 million. The amount is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts. See Footnote 22 below for further information.

Additionally, the Company’s investment in Zero6, see Note 13 above, is pledged separately as collateral for two commitments for the purchase of wind electricity for the Luverne Facility, as well as the purchase of 100% of RCWF’s renewable energy credits. Gevo has a commitment to purchase all of RCWF’s electricity. The portion not used by the Luverne Facility is charged to the Company at a lower price.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The estimated commitments as of December 31, 2023, and thereafter are shown below (in thousands):

	December 31,
						2029 and
	2024	2025	2026	2027	2028	thereafter	Total
Fuel Supply Payments	$3,193	$2,699	$1,718	$2,060	$2,202	$26,061	$37,933
Zero6 Commitment	36,221	7,149	—	—	—	—	43,370
Renewable Energy Credits	128	128	129	128	128	1,455	2,096
Electricity Above Use (Est.)	447	—	—	—	—	—	447
Total	$39,989	$9,976	$1,847	$2,188	$2,330	$27,516	$83,846

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

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at December 31, 2023, and 2022, are as follows (in thousands):

Fair Value Measurements at December 31, 2023
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$298,349	$298,349	$—	$—

Fair Value Measurements at December 31, 2022
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$237,125	$237,125	$—	$—
Marketable securities	$167,408	$167,408	$—	$—
(1)	Cash and cash equivalents includes $283.2 million and $200.7 million invested in U.S. government money market funds as of December 31, 2023, and 2022, respectively.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2023, and 2022.

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the 2021 Bonds was assumed to be April 1, 2024 (three years from issuance) with repayment of 100% of principal on that date. The impact of the Company’s optional redemption feature, effective October 1, 2022, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the 2021 Bonds as of December 31, 2023, are summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
2021 Bonds	$67,967	$67,916

21. Shareholders’ Equity

Share Issuances

In February 2018, the Company commenced an at-the-market offering program, which allows it to sell and issue shares of its common stock from time to time. In 2021, the at-the-market offering program was amended to provide a total capacity of $500.0 million. As of December 31, 2023, the Company has remaining capacity to issue up to approximately $360.6 million of common stock under the at-the-market offering program.

Subsequently, in January 2024 the Company filed an updated Form S-3, which included a base prospectus which covers the offer, issuance and sale of up to an aggregate of $750.0 million of the registrant’s common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts and units and an at-the-market offering prospectus supplement covering the offering, issuance and sale by the registrant of up to a maximum aggregate offering price of $500.0 million of the Company’s common stock that may be issued and sold under an at-the-market-offering agreement.

In June 2022, the Company completed a registered direct offering (“the June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of December 31, 2023, none of the Series 2022-A Warrants had been exercised.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

On February 17, 2022, the remaining Series K warrants expired with 7,126 unexercised warrants.

The following table sets forth information pertaining to shares issued upon the exercise of warrants:

					Shares	Shares
					Issued upon	Underlying
				Shares	Warrant	Warrants
			Exercise	Underlying	Exercises as	Outstanding
			Price as of	Warrants on	of	as of
	Issuance	Expiration	December 31,	Issuance	December 31,	December 31,
	Date	Date	2023	Date	2023	2023
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,914,069	85,931
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				63,333,336	29,914,069	33,419,267
(1)	Equity-classified warrants.

No warrants were exercised during the year ended December 31, 2023. During the year ended December 31, 2022, common stock was issued as a result of the exercise of warrants as shown below (dollars in thousands):

	Common Stock
	Issued	Proceeds
Series 2020-A Warrants	4,677	$3

Share Repurchase Program

On May 30, 2023, the Board authorized a stock repurchase program, under which the Company may repurchase up to $25 million of its common stock. The primary goal of the repurchase program is to allow the Company to opportunistically repurchase shares, while maintaining its ability to fund development projects. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or through privately negotiated transactions. The timing, volume and nature of stock repurchases, if any, will be in the Company’s sole discretion and will be dependent on market conditions, applicable securities laws, and other factors. The stock repurchase program may be suspended or discontinued at any time and does not have an expiration date.

The Company did not repurchase any shares of common stock under the stock repurchase program during the years ended December 31, 2023, and 2022.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

22. Variable Interest Entities

The Company has entered into agreements with various SPEs to facilitate the development and construction of facilities to provide carbon neutral power to NZ1. These SPEs are structured as a limited liability companies.

Nonconsolidated VIEs

During September 2022 and February 2023, the Company entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”), a national clean energy expert that provides expertise in capital management, development, engineering, and asset management, to develop and construct facilities to provide carbon neutral power to NZ1 via the two Project LLCs: Kingsbury County Wind Fuel, LLC (“KCWF”) and Dakota Renewable Hydrogen, LLC (“DRH”), respectively. In December 2023 the agreements with ZEDI related to the two Project LLCs were amended to remove certain kickout rights that previously existed.

Each Project LLC is currently funded via advances for certain long lead equipment items from Gevo. The Company has made certain refundable project advances indirectly to the Project LLCs via ZEDI, to induce ZEDI to design and construct the power generation, transmission and distribution facilities that will serve NZ1.

Each Project LLC is a VIE, and the Company holds an implicit variable interest in each Project LLC. As of December 2023, we have concluded that the removal of the kickout rights from the agreements has resulted in a loss of control and that, therefore, the Company is no longer the primary beneficiary of the Project LLCs. The Project LLCs are a VIE because their equity is insufficient to maintain its on-going collateral requirements without additional financial support from the Company.

There was no gain or loss recognized as a result of the deconsolidation of the Project LLCs. We have recognized $33.6 million in Deposits and other assets related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs.

23. Segments

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

Gevo segment. The Gevo segment is responsible for all research and development activities related to the future production of SAF, commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The Gevo segment also develops, maintains and protects its intellectual property portfolio, provides corporate oversight services, and is responsible for development and construction of our Net-Zero Projects and Verity.

Agri-Energy segment. The Agri-Energy segment is currently responsible for the operation of the Company’s Luverne Facility, and the development and optimization of the production of isobutanol, ethanol and related products.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Renewable Natural Gas segment. The Renewable Natural Gas segment produces-pipeline quality methane gas captured from dairy cow manure.

	Year Ended December 31, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$1,743	$—	$15,457	$17,200
Depreciation and amortization	$(1,799)	$(10,503)	$(6,705)	$(19,007)
Loss from operations	$(64,955)	$(12,785)	$(4,095)	$(81,835)
Interest income	$18,957	$—	$—	$18,957
Interest expense	$(354)	$(16)	$(1,791)	$(2,161)
Acquisitions of property, plant, and equipment	$43,907	$4,154	$6,394	$54,455

	Year Ended December 31, 2022
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$81	$240	$854	$1,175
Depreciation and amortization	$(1,573)	$(6,002)	$(312)	$(7,887)
Loss from operations	$(58,427)	$(40,171)	$(4,088)	$(102,686)
Interest income	$6,118	$—	$—	$6,118
Interest expense	$(436)	$1	$(732)	$(1,167)
Acquisitions of property, plant, and equipment	$45,272	$4,091	$34,714	$84,077

	December 31, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Total assets	$519,994	$28,818	$101,510	$650,322

	December 31, 2022
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Total assets	$573,057	$34,440	$93,251	$700,748

24. Subsequent Events.

On February 29, 2024, the Company received notice from Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the minimum bid price of its common stock had been below $1.00 per share for the previous 30 consecutive business days. The Company has 180 calendar days, or until August 27, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the compliance grace period. In the event the Company does not regain compliance with the Minimum Bid Price Requirement by August 27, 2024, the Company may be eligible for an additional 180-calendar day compliance period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Remediation of Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of the Company’s consolidated financial statements for the three and nine months ended September 30, 2023, management identified a material weakness related to the ineffective design of internal controls to identify and evaluate the existence of, and accounting for, variable interest entities (“VIEs”). This material weakness resulted in the failure to timely identify two potential VIEs requiring consolidation at the time the Company entered into the agreements. This material weakness resulted in a prior period adjustment to our consolidated financial statements as of and for the period ended September 30, 2023.

In order to remediate the material weakness, management implemented the following procedures during the year ended December 31, 2023:

●	The design and operating effectiveness of the Company’s internal controls covering contract reviews and analysis were evaluated and new processes and procedures were introduced to ensure new and historical agreements are properly reviewed for the existence of potential VIEs.
●	A comprehensive review of contracts the Company is party to was performed to ensure proper VIE accounting conclusions were reached.
●	Management engaged expert, third-party advisory services to assist in supporting management’s analysis and processes, as well as further strengthen the precision of management’s review controls for the assessment of potential VIEs.

During the fourth quarter of fiscal 2023, the Company completed its testing of the implemented controls. Based on the foregoing remediation activities and testing of controls, management concluded that the material weakness has been fully remediated as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

Except for additional control improvements implemented, stemming from the remediation of the material weakness discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

During our last fiscal quarter, the below directors and/or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements were each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).

Name and Title	Action	Date	Duration of Plan	Total Number of Shares of Common Stock to be Purchased or Sold
Patrick Gruber Chief Executive Officer	Terminate	November 15, 2023	June 30, 2023 to November 15, 2023	Up to 2,067,374
Paul Bloom Chief Carbon Officer and Chief Innovation Officer	Terminate	December 8, 2023	June 30, 2023 to December 8, 2023	Up to 358,175

No other directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2023.

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

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2023.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2023.

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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Form of Series 2020-A Warrant.	8-K	001-35073	July 8, 2020	4.1

4.3	Form of Series 2022-A Warrant.	8-K	001-35073	June 8 2022	4.1

4.4	Description of Securities.	10-K	001-35073	February 24, 2022	4.3

10.1#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	May 25, 2023	10.1

10.2#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15

10.3#	Form of Restricted Shares Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.7

10.4#	Form of Stock Option Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.6

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.5#	Form of Stock Appreciation Rights Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.8

10.6#	Gevo, Inc. Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7

10.7#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1

10.8#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33

10.9#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Patrick Gruber.	S-1	333-168792	November 4, 2010	10.14

10.10#	Amendment Agreement, dated December 21, 2011, by and between Gevo, Inc. and Patrick Gruber.	8-K	001-35073	December 27, 2011	10.1

10.11#	Second Amendment Agreement, dated February 16, 2015, by and between Gevo, Inc. and Patrick Gruber.	8-K	001-35073	February 17, 2015	10.1

10.12#	Employment Agreement, dated June 4, 2010, by and between Gevo, Inc. and Christopher Ryan.	S-1	333-168792	November 4, 2010	10.16

10.13#	Offer Letter, dated November 9, 2019, by and between Gevo, Inc. and L. Lynn Smull.	8-K	001-35073	November 15, 2019	10.1

10.14#	Offer Letter, dated February 16, 2021, by and between Gevo Inc. and Paul Bloom.	10-Q	001-35073	May 14, 2021	10.6

10.15†	At-The-Market Offering Agreement, dated January 16, 2024, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	S-3	333-276515	January 16, 2024	1.2

10.16+	Master Framework Agreement, dated August 13, 2020, by and between Gevo, Inc. and Praj Industries Ltd.	8-K	001-35073	August 18, 2020	10.1

10.17+	Base Contract for Sale and Purchase of Natural Gas, dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.1

10.18+	Special Provisions Attached to and Forming Part of the Base Contract for Sale and Purchase of Natural Gas dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.19+	Biogas Supply Addendum – Vehicle Fuel Segment-Supply Side, dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.3

10.20+	Transaction Confirmation relating to the Base Contract, by and between Gevo NW Iowa RNG, LLC and BP Canada Energy Marketing Corp.	8-K	001-35073	August 9, 2021	10.4

10.21+††	Asset Purchase Agreement, date September 21, 2021, between Butamax Advanced Biofuels LLC and Danisco US Inc., and Gevo, Inc.	8-K	001-35073	September 23, 2021	10.1

10.22	Bond Financing Agreement, dated as of April 1, 2021, by and between Gevo NW Iowa RNG, LLC and the Iowa Finance Authority.	8-K	001-35073	April 15, 2021	10.1

10.23++	Letter of Credit Reimbursement Agreement, dated as of April 1, 2021, by and between Gevo, Inc. and Citibank, N.A.	8-K	001-35073	April 15, 2021	10.2

10.24+	Fuel Supply Agreement, dated March 16, 2022, by and between Gevo, Inc. and Delta Air Lines, Inc.	8-K	001-35073	March 22, 2022	10.1

10.25+	Fuel Supply Agreement, dated March 18, 2022, by and between Gevo, Inc. and British Airways plc.	8-K	001-35073	March 21, 2022	10.1

10.26+	Fuel Supply Agreement, dated July 18, 2022, by and between Gevo, Inc. and American Airlines, Inc.	8-K	001-35073	July 22, 2022	10.1

10.27++	First Amended and Restated Transaction Confirmation, by and between Gevo NW Iowa RNG, LLC BP Canada Energy Marketing Corp, and BP Products North America Inc.	10-Q	001-35073	August 8, 2022	10.2

10.28#	Gevo, Inc. Change in Control Severance Plan	8-K	001-35073	December 2, 2022	10.1

10.29+	Master Framework Agreement for Ethanol to Jet Collaboration, dated September 22, 2021, by and between Axens North America, Inc. and Gevo, Inc.	10-Q	001-35073	August 10, 2023	10.1

10.30+	Amended and Restated Fuel Supply Agreement, dated March 15, 2023, by and between Gevo, Inc. and Kolmar Americas, Inc.	10-Q	001-35073	March 15, 2023	10.1

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.31+	Side Agreement, dated May 5, 2023, by and between Axens North America, Inc. and Gevo, Inc.	10-Q	001-35073	August 10, 2023	10.2

10.32+	Technology Access Agreement, dated May 5, 2023, by and among Gevo, Inc., Phillips 66 Company and Archer-Daniels-Midland Company	10-Q	001-35073	August 10, 2023	10.3

10.33+	Extension Agreement to the Master Framework Agreement for ETJ Collaboration, dated December 11, 2023, by and between Gevo, Inc. and Axens North America, Inc.	8-K	001-35073	December 13, 2023	10.1

10.34	Amendment No. 1 to Fuel Sales Agreement, dated December 2, 2022, by and between Gevo, Inc. and Delta Air Lines, Inc.					X

10.35	Amendment No. 2 to Fuel Sales Agreement, dated November 27, 2023, by and between Gevo, Inc. and Delta Air Lines, Inc.					X

10.36	Amendment No. 1 to Fuel Sales Agreement, dated December 12, 2023, by and between Gevo, Inc. and British Airways plc					X

10.37+	Amendment No. 1 to Fuel Sales Agreement, dated December 13, 2023, by and between Gevo, Inc. and American Airlines, Inc.					X

21.1	List of Subsidiaries.					X

23.1	Consent of Grant Thornton LLP.					X

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1 *	Section 906 Certifications of the Principal Executive Officer and the Principal Financial Officer.					*

97	Gevo, Inc. Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

01.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
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
Alisher Nurmat, CPA Vice President of Accounting and Treasurer (Principal Accounting Officer)

Date: March 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2024
Patrick R. Gruber, Ph.D.

/s/ L. LYNN SMULL	Chief Financial Officer (Principal Financial Officer)	March 7, 2024
L. Lynn Smull

/s/ ALISHER NURMAT	Vice President of Accounting and Treasurer (Principal Accounting Officer)	March 7, 2024
Alisher Nurmat, CPA

/s/ WILLIAM H. BAUM	Chairperson of the Board of Directors	March 7, 2024
William H. Baum

/s/ GARY W. MIZE	Director	March 7, 2024
Gary W. Mize

/s/ ANDREW J. MARSH	Director	March 7, 2024
Andrew J. Marsh

/s/ JAIME GUILLEN	Director	March 7, 2024
Jaime Guillen

/s/ CAROL J. BATTERSHELL	Director	March 7, 2024
Carol J. Battershell

/s/ ANGELO AMORELLI	Director	March 7, 2024
Angelo Amorelli

/s/ MARY KATHRYN ELLET	Director	March 7, 2024
Mary Kathryn Ellet