Form 10-Q
period 2024-03-31
Gevo, Inc.
filed 2024-05-02
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, 236,232,717 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	Note	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents		$270,642	$298,349
Restricted cash	5	—	77,248
Trade accounts receivable, net		2,488	2,623
Inventories	8	3,762	3,809
Prepaid expenses and other current assets	6	5,408	4,353
Total current assets		282,300	386,382
Property, plant and equipment, net	9, 20	227,674	211,563
Restricted cash	5	69,913	—
Operating right-of-use assets	7	1,295	1,324
Finance right-of-use assets	7	208	210
Intangible assets, net	10	6,232	6,524
Deposits and other assets	11	45,949	44,319
Total assets		$633,571	$650,322
Liabilities
Current liabilities
Accounts payable and accrued liabilities	12, 20	$21,556	$22,752
Operating lease liabilities	7	364	532
Finance lease liabilities	7	25	45
Loans payable	13	118	130
2021 Bonds payable, net	13	—	67,967
Total current liabilities		22,063	91,426
2021 Bonds payable, net	13	68,155	—
Loans payable	13	—	21
Operating lease liabilities	7	1,222	1,299
Finance lease liabilities	7	186	187
Total liabilities		91,626	92,933
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 239,576,404 and 240,499,833 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively.		2,396	2,405
Additional paid-in capital		1,280,021	1,276,581
Accumulated deficit		(740,472)	(721,597)
Total stockholders' equity		541,945	557,389
Total liabilities and stockholders' equity		$633,571	$650,322

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

		Three Months Ended March 31,
	Note	2024	2023
Total operating revenues	2, 20	$3,990	$4,060
Operating expenses:
Cost of production	14	2,587	4,425
Depreciation and amortization	9, 10	4,451	4,575
Research and development expense	14	1,548	1,198
General and administrative expense		12,150	10,761
Project development costs	14	5,319	2,959
Facility idling costs		1,076	999
Total operating expenses	14	27,131	24,917
Loss from operations		(23,141)	(20,857)
Other income (expense)
Interest expense		(542)	(539)
Interest and investment income	4, 5, 17	4,593	3,784
Other income (expense), net		215	(6)
Total other income, net		4,266	3,239
Net loss		$(18,875)	$(17,618)
Net loss per share - basic and diluted	3	$(0.08)	$(0.07)
Weighted-average number of common shares outstanding - basic and diluted	3	240,844,334	237,260,681

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

		Three Months Ended March 31,
	Note	2024	2023
Net loss		$(18,875)	$(17,618)
Other comprehensive income:
Unrealized gain on available-for-sale securities	4	—	925
Comprehensive loss		$(18,875)	$(16,693)

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

		For the Three Months Ended March 31, 2024 and 2023
		Common Stock			Accumulated Other	Accumulated	Stockholders’
	Note	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2023		240,499,833	$2,405	$1,276,581	$—	$(721,597)	$557,389
Non-cash stock-based compensation	14	—	—	4,233	—	—	4,233
Stock-based awards and related share issuances, net	18	1,204,232	12	583	—	—	595
Repurchase of common stock	18	(2,127,661)	(21)	(1,376)	—	—	(1,397)
Net loss		—	—	—	—	(18,875)	(18,875)
Balance, March 31, 2024		239,576,404	$2,396	$1,280,021	$—	$(740,472)	$541,945

Balance, December 31, 2022		237,166,625	$2,372	$1,259,527	$(1,040)	$(655,382)	$605,477
Non-cash stock-based compensation	14	—	—	4,677	—	—	4,677
Stock-based awards and related share issuances, net	18	94,539	1	(1)	—	—	—
Other comprehensive income		—	—	—	925	—	925
Net loss		—	—	—	—	(17,618)	(17,618)
Balance, March 31, 2023		237,261,164	$2,373	$1,264,203	$(115)	$(673,000)	$593,461

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

		Three Months Ended March 31,
	Note	2024	2023
Operating Activities
Net loss		$(18,875)	$(17,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14	4,233	4,677
Depreciation and amortization	9, 10	4,451	4,575
Amortization of marketable securities discount	4	—	(114)
Other noncash expense		656	234
Changes in operating assets and liabilities:
Accounts receivable		135	(429)
Inventories	8	(55)	1,650
Prepaid expenses and other current assets, deposits and other assets	6, 11	(3,297)	(2,193)
Accounts payable, accrued expenses and non-current liabilities	12	(3,326)	446
Net cash used in operating activities		(16,078)	(8,772)
Investing Activities
Acquisitions of property, plant and equipment	9, 20	(17,512)	(22,093)
Proceeds from maturity of marketable securities	4	—	135,550
Proceeds from sale of property, plant and equipment	9	—	67
Net cash (used in) provided by investing activities		(17,512)	113,524
Financing Activities
Payment of loans payable	13	(32)	(39)
Payment of finance lease liabilities	7	(23)	(23)
Repurchases of common stock	18	(1,397)	-
Net cash used in by financing activities		(1,452)	(62)
Net (decrease) increase in cash and cash equivalents		(35,042)	104,690
Cash, cash equivalents and restricted cash at beginning of period		375,597	315,376
Cash, cash equivalents and restricted cash at end of period		$340,555	$420,066

	Three Months Ended March 31,
Schedule of cash, cash equivalents and restricted cash	2024	2023
Cash and cash equivalents	$270,642	$342,298
Restricted cash (current)	—	1,032
Restricted cash (non-current)	69,913	76,736
Total cash, cash equivalents and restricted cash	$340,555	$420,066

	Three Months Ended March 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2024	2023
Cash paid for interest	$770	$515
Non-cash purchase of property, plant and equipment	$9,554	$13,277
Right-of-use asset purchased with operating lease	$35	$—

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

Net-Zero Projects

In early 2021, we announced our proprietary “Net-Zero Projects” that we are developing and engineering as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. Our Net-Zero Projects will convert renewable energy (e.g., photosynthetic, wind, RNG) from a variety of sources into energy dense liquid hydrocarbons that, when burned in traditional engines, has the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and burned as a fuel for planes, cars, trucks, and ships. Gevo owns our Net-Zero plant designs and the overall Gevo Net-Zero process (i.e., the process to enable carbon-negative olefins, and hydrocarbon fuels with an anticipated net-zero or better carbon footprint measured across the lifecycle of the whole processes). The proprietary Gevo Net-Zero processes and plant designs are based upon the conversion of carbohydrates to alcohols, then the conversion of the alcohols to olefins (i.e., building blocks for chemicals, plastics, and fuels), and then the conversion of the olefins into fuels, all optimized and integrated to achieve a net-zero carbon footprint. In the fermentation section of our plant design, we work with Fluid Quip Technologies, LLC and PRAJ Industries Limited (“PRAJ”), as well as other suppliers of unit operations, and using Axens North America, Inc. (“Axens”) as the unit operation technology supplier for producing olefins and fuels. Gevo owns the overall proprietary plant designs, engineering details, integration technologies, and has filed patents on several process improvements.

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

We are also developing other commercial production projects for SAF at other locations in the United States where we expect to use our Net-Zero plant designs based on work done for NZ1 at Lake Preston. Gevo expects to play the role of project developer, plant design and technology licensor, and investor, based on traditional developer business models where the developer gets a partial ownership stake for developing the project. We may also co-invest in projects to increase our equity ownership in those projects.

Renewable Natural Gas Facilities

Gevo’s RNG facilities in Northwest Iowa (“NW Iowa RNG”), recorded in the Renewable Natural Gas segment, produce RNG captured from dairy cow manure supplied by three local dairies. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. The original design capacity for this project was 355,000 MMBtu. We sell the produced RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, we generate and sell Low Carbon Fuel Standard (“LCFS”) credits as well as D3 Renewable Identification Numbers (“RINs”) through the production of RNG (collectively, “environmental attributes”).

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

Basis of presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X assuming the Company will continue as a going concern. Accordingly, they do not include the information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the three months ended, March 31, 2024, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The financial statements at December 31, 2023, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2023 (the “2023 Annual Report”).

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Significant Accounting Policies

Governmental Grants

There is no U.S. GAAP that explicitly covers accounting for government "grants" to for-profit entities, with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 – Accounting for Government Grants and Disclosures of Government Assistance (“IAS 20”) was the most appropriate analogy for the purpose of recording and classifying the federal funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate.

The Company recognizes grants once both of the following conditions are met: (1) the Company is able to comply with the relevant conditions of the grant and (2) the grant is received. Further, IAS 20 permits for the recognition in earnings either (1) separately under a general heading such as other income, or (2) as a reduction of the related expenses. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant.

In September 2023, the Company executed a Notice of Grant and Agreement Award with the U.S. Department of Agriculture (“USDA”) for a Partnerships for Climate-Smart Commodities grant of up to $30.0 million for Gevo’s Climate-Smart Farm-to-Flight Program (the “USDA Grant”), with project activity beginning in 2023 and continuing through 2027. The project expects to create critical structural climate-smart market incentives for corn with a low carbon intensity (“CI”) score as well as to accelerate the production of SAF to reduce the sector’s dependency on fossil-based fuels. In addition, this program will help provide support and incentive payments for farmers to produce, measure, report and verify low CI corn using climate smart agricultural practices, as well as accelerate development of the low-CI corn supply chain for low-carbon ethanol and SAF.

During the three months ended March 31, 2024, the Company incurred $0.7 million of costs under the USDA Grant, which are included in Project development costs in the Consolidated Statement of Operations. During the three months ended March 31, 2024, the Company recognized $0.8 million of grant reimbursements, included in Project development costs in the Consolidated Statement of Operations, which represent reimbursements for prior period costs. The Company expects to be reimbursed for all remaining costs not yet reimbursed by the USDA under the grant in future periods.

Recently Issued, Not Yet Adopted Accounting Pronouncements

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, ASC 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU 2023-07 may have on its financial statements and related disclosures when adopted.

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

The Company realized $1.3 million in Q2 2023 when the first milestone was met under the joint development agreement, and expects to receive another $0.8 million in Q2 2024 due to the achievement of the second milestone in April 2024.

Other Hydrocarbon Revenue

The Company recorded limited revenues from its development-scale plant, the Luverne Facility, during the three months ended March 31, 2023. These revenues were promotional in nature and from customer contracts for ethanol sales and related products and hydrocarbon revenues, which included SAF, isooctene, and isooctane. These products were sold mostly on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended March 31,
Major Goods/Service Line	2024	2023
Renewable natural gas	$219	$130
Environmental attributes	3,771	3,533
Other hydrocarbon revenue - ethanol, isooctane, IBA	—	397
Total operating revenue	$3,990	$4,060

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

3.	Net Loss per Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share. Therefore 26,668 and 58,651 of dilutive common stock equivalents have been excluded for the three months ended March 31, 2024 and 2023, respectively, as the Company is in a net loss position. See Notes 14 and 18 for all outstanding options and warrants that were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options and warrants exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(18,875)	$(17,618)
Basic weighted-average shares outstanding	240,844,334	237,260,681
Net loss per share - basic and diluted	$(0.08)	$(0.07)

4.	Marketable Securities

The Company’s investments in marketable securities are stated at fair value and are available for sale. All remaining investments in marketable securities matured with no realized gain or loss during May 2023.

The cost of securities sold is based upon the specific identification method. The Company did not record investment income during the three months ended March 31, 2024, and recorded $0.8 million for the three months ended March 31, 2023, included in “Interest and investment income” in the Consolidated Statements of Operations.

5.	Restricted Cash

As of March 31, 2024, non-current restricted cash of $69.9 million consists of amounts held as collateral for letters of credit to provide financing support for the Company’s 2021 Bonds (as defined below).

The Company entered into an irrevocable direct pay letter of credit (the “Bond Letter of Credit”) with Citibank N.A (“Citibank”) in April 2021 to support the 2021 Bonds for the development and construction of NW Iowa RNG. See Note 13, Debt, for additional information on the 2021 Bonds. The Bond Letter of Credit has a 0.5% annual fee and would have expired April 4, 2024 (but was terminated earlier and replaced with the New Bond Letter of Credit on April 1, 2024 as described below). The Company deposited $71.2 million with Citibank as restricted cash to secure any amounts drawn under the Bond Letter of Credit. As of March 31, 2024, no amounts have been drawn under the Bond Letter of Credit.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

In September 2022, the Company entered into a Pledge and Assignment agreement with Citibank to provide credit support in the form of a letter of credit (the “Power Letter of Credit”) from Citibank to a local electric utility company in order to induce the utility company to design and construct the power transmission and distribution facilities that will serve NZ1. The Company deposited $6.6 million of restricted cash in an account with Citibank to collateralize the Power Letter of Credit, which has a 0.3% annual fee and expires September 30, 2024 (unless terminated earlier). In January 2024, Citibank was notified by the local electric utility company to close the letter of credit, as the Company has discontinued its relationship with the local utility and fulfilled all obligations under the Power Letter of Credit.

The Company is entitled to receive interest income on the restricted cash, and recorded interest income of $0.9 million and $0.7 million for the three months ended March 31, 2024, and 2023, respectively, included in “Other income, net” in the Consolidated Statements of Operations.

In April 2024, the Company entered into an irrevocable direct pay letter of credit (the “New Bond Letter of Credit”) with Citibank to support the Remarketed Bonds (as defined below). See Note 13, Debt, for additional information on the Remarketed Bonds. The New Bond Letter of Credit has a 0.75% annual fee and expires April 6, 2026 (unless terminated earlier). The Company maintained $69.6 million of the existing collateral with Citibank as restricted cash to secure any amounts drawn under the New Bond Letter of Credit, with $0.3 million of the balance as of March 31, 2024, returned to the Company in the second quarter of 2024.

6.	Prepaid and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	March 31, 2024	December 31, 2023
Prepaid insurance	$1,826	$568
Interest receivable	1,195	1,331
Prepaid feedstock	1,097	1,097
Other current assets	1,290	1,357
Total prepaid expenses and other current assets	$5,408	$4,353

7.	Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease contract for the Company’s office and research facility in Englewood, Colorado, which expires in January 2029, and two operating lease contracts for additional office space in Albuquerque, New Mexico, and San Diego, California, which expire in 2025. These leases contain options to extend the leases, which management does not reasonably expect to exercise, so they are not included in the length of the terms.

The Company has four finance leases for land under arrangements related to NW Iowa RNG. Under these contracts, the Company leases land from dairy farmers on which it has built three anaerobic digesters, and a gas upgrade facility with related equipment and pipelines to condition raw biogas from cow manure provided by the farmers. These leases expire at various dates between 2031 and 2050. The Company accounts for lease components separately from non-lease components for the Company’s dairy lease asset class. The total consideration in the lease agreement is allocated to the lease and non-lease components based on their relative standalone selling prices.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following tables present the (i) other quantitative information and (ii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Three Months Ended March 31,
	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$23	$23
Operating cash flows from operating leases	$71	$74
Finance cash flows from finance leases	$2	$2
Right-of-use asset obtained in exchange for new operating lease liabilities	$35	$—
Weighted-average remaining lease term, finance lease (months)	303	308
Weighted-average remaining lease term, operating leases (months)	54	61
Weighted-average discount rate - finance leases (1)	12%	12%
Weighted-average discount rate - operating leases (1)	6%	5%

(1)	Our leases do not provide an implicit interest rate, and we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

Year Ending December 31,	Operating Leases	Finance Leases
2024	$339	$28
2025	411	25
2026	367	25
2027	335	26
2028	345	25
2029 and thereafter	—	523
Total	1,797	652
Less: amounts representing present value discounts	211	441
Total lease liabilities	1,586	211
Less: current portion	364	25
Non-current portion	$1,222	$186

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

8.	Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	March 31, 2024	December 31, 2023
Raw materials	$97	$104
Finished goods
SAF, Isooctane, Isooctene and other	1,167	1,167
Work in process
Environmental attributes	1,947	2,067
Spare parts	551	471
Total inventories	$3,762	$3,809

During each of the three months ended March 31, 2024 and 2023, the Company recorded net realizable value adjustments of $0.3 million.

9.	Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	March 31, 2024	December 31, 2023
Land	$6,505	$6,505
Plant facilities and infrastructure	77,426	77,329
Machinery and equipment	95,581	95,212
Furniture and office equipment	2,881	2,864
Software	1,656	1,636
Construction in progress	133,886	114,332
Total property, plant and equipment	317,935	297,878
Less: accumulated depreciation and amortization	(90,261)	(86,315)
Property, plant and equipment, net	$227,674	$211,563

The Company recorded depreciation expense of $4.0 million and $4.2 million for the three months ended March 31, 2024, and 2023, respectively.

Construction in progress includes $117.5 million for Gevo, primarily related to the NZ1 project, $16.0 million for the Agri-Energy segment (“Agri-Energy”) related to a fractionation and hydrocarbon skid, and $0.4 million for NW Iowa RNG at March 31, 2024. Construction in progress includes $98.2 million for Gevo, primarily related to the NZ1 project, $15.5 million for Agri-Energy, and $0.6 million for NW Iowa RNG at December 31, 2023. Construction in progress is not subject to depreciation until the assets are placed into service.

10.	Intangible Assets

Identifiable intangible assets consist of acquired patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	March 31, 2024
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,580	$(1,766)	$2,814	7.4
Defensive assets	4,900	(1,482)	3,418	8.4
Intangible assets	$9,480	$(3,248)	$6,232	7.9

	December 31, 2023
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,580	$(1,621)	$2,959	7.4
Defensive assets	4,900	(1,335)	3,565	8.4
Intangible assets	$9,480	$(2,956)	$6,524	7.9

The Company recorded amortization expense of $0.3 million for each of the three months ended March 31, 2024 and 2023.

The following table details the estimated amortization of identifiable intangible assets as of March 31, 2024 (in thousands):

Year Ending December 31,	Patents	Defensive Assets	Total
2024	$437	$439	$876
2025	582	586	1,168
2026	582	586	1,168
2027	582	586	1,168
2028	582	586	1,168
2029 and thereafter	49	635	684
Total intangible assets	$2,814	$3,418	$6,232

11.	Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	March 31, 2024	December 31, 2023
Deposits (1)	$167	$166
Prepaid feedstock (2)	1,562	440
Equity interest (3)	1,500	1,500
Exclusivity fees (4)	583	583
Deposits receivable (5)	34,217	33,602
Other assets, net (6)	7,920	8,028
Total deposits and other assets	$45,949	$44,319
(1)	Deposits for services.
(2)	Prepaid feedstock fees, non-current, for the production of RNG.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

(3)	The Company directly holds a 4.3% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. Recent observable equity raises indicated no impairment issues. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary, see Note 16, Commitments and Contingencies, for additional information.
(4)	Axens will provide certain alcohol-to-SAF technologies and services exclusively provided to the Company which may be offset against future license fees subject to the delivery of a process design package.
(5)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce to design and construct the power generation, transmission and distribution facilities that will serve NZ1, $5.5 million of which will be either reimbursed or used as an investment into wind generation facility and the remaining $28.7 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(6)	Pre-operation payments for sand separation systems to process manure feedstock which were allocated to the non-lease fuel supply, being amortized over the life of the project.
12.	Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands) as of:

	March 31, 2024	December 31, 2023
Accounts payable	$3,600	$2,718
Accrued liabilities	4,882	6,448
Accrued construction in progress	9,554	6,965
Accrued payroll and related benefits	3,520	6,621
Total accounts payable and accrued liabilities	$21,556	$22,752

13.	Debt

2021 Bond Issuance

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority (the “Issuer”) issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) for NW Iowa RNG. The bond proceeds were used as a source of construction financing alongside equity from the Company. The 2021 Bonds were issued under a Trust Indenture dated April 1, 2021 (the “Indenture”) between the Issuer and Citibank, N.A. as trustee (the “Trustee”). The 2021 Bonds mature April 1, 2042. The bonds bear interest at 1.5% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually on January 1 and July 1 of each year. The effective interest rate is 1.1%. The 2021 Bonds are supported by the $71.2 million Bond Letter of Credit; see Note 5, Restricted Cash. The Trustee can draw sufficient amounts on the Bond Letter of Credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The 2021 Bonds are callable and re-marketable on or after October 1, 2022. If the 2021 Bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the Bond Letter of Credit to repay the bonds in their entirety at the purchase price. As of March 31, 2024, no amounts have been drawn under the Bond Letter of Credit.

The 2021 Bonds were issued at a premium of $0.8 million and debt issuance costs were $3.0 million. The bond debt is classified as non-current debt and is presented net of the premium and issuance costs, which are being amortized over the life of the 2021 Bonds using the interest method. As of March 31, 2024 all premiums and debt issuance costs were fully amortized. As of December 31, 2023, the premium balance and the debt issuance cost net of amortization were $0.1 million and $0.3 million, respectively.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

2024 Bond Remarketing

On April 1, 2024 (the “Conversion Date”), the 2021 Bonds became subject to mandatory tender for purchase and have been remarketed to bear interest in a new term rate period (the “Remarketed Bonds”). In connection with the conversion and remarketing of the 2021 Bonds on the Conversion Date, the original Indenture was amended by a First Supplemental Indenture dated as of April 1, 2024 (together with the original Indenture the “First Supplemental Indenture,”) between the Issuer and the Trustee. The original bond financing agreement was amended by a First Supplemental Bond Financing Agreement dated as of April 1, 2024 (together with the original bond financing Agreement, the “First Supplemental Bond Financing Agreement”) between the Issuer and the Company.

The Remarketed Bonds retained the same maturity date of April 1, 2042. The Remarketed Bonds now bear interest of 3.875% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually on October 1 and April 1 of each year. The effective interest rate is 1.2%. The Company incurred approximately $1.7 million of debt issuance costs associated with the remarketing. The Remarketed Bonds are supported by a $69.6 million New Letter of Credit; see Note 5, Restricted Cash, issued to the incumbent Trustee that can draw sufficient amounts on the New Letter of Credit to pay the principal and interest, in case of default, until the first mandatory tender date of March 31, 2026. The Remarketed Bonds are callable and re-marketable on or after November 1, 2024. If the Remarketed Bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the Bond Letter of Credit to repay the bonds in their entirety at the purchase price.

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

The summary of the Company’s long-term debt is as follows (in thousands) as of:

	Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
2021 Bonds, net	1.5%	April 2042	$68,155	$67,967
SBA Loans	1.0%	April 2025	94	119
Equipment	4% to 5%	December 2023 to December 2024	24	32
Total debt			68,273	68,118
Less: current portion			(118)	(68,097)
Non-current portion			$68,155	$21

Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2024	$97
2025	21
2026	68,155
Total debt	$68,273

14.	Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”), and the Employee Stock Purchase Plan (the “ESPP”).

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2023, upon approval of the stockholders at the 2023 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 37,980,074 shares. At March 31, 2024, 13,015,893 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s equity classified stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of production	$13	$18
General and administrative	3,688	3,923
Other	532	736
Total stock-based compensation	$4,233	$4,677

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the three months ended March 31, 2024, were as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price (1)	(years)	Value
Options outstanding at December 31, 2023	8,109,123	$3.51	8.8	$—
Granted	—	$—		$—
Canceled or forfeited	(145,190)	$2.74		$—
Exercised	—	$—		$—
Options outstanding at March 31, 2024	7,963,933	$3.53	8.6	$—
Options vested and expected to vest at March 31, 2024	3,001,384	$4.80	7.8	$—
(1)	Exercise price of options outstanding ranges from $1.15 to $876 as of March 31, 2024. The higher end of the range is due to the impact of several reverse stock splits during the years 2015 to 2018.

As of March 31, 2024, the total unrecognized compensation expense, net of actual forfeitures, relating to stock options was $6.6 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.6 years.

Restricted stock. The Company periodically grants restricted stock awards to employees and directors. The vesting period for restricted stock awards granted may be based upon a service period or based upon the attainment of performance objectives. The Company recognizes stock-based compensation over the vesting period, which for awards that vest based on a service period is generally two to three years.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Non-vested restricted stock awards and the changes during the three months ended March 31, 2024, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2023	6,159,341	$2.30
Granted	668,281	$0.97
Vested and issued	(236,394)	$1.45
Canceled or forfeited	(108,403)	$1.99
Non-vested at March 31, 2024	6,482,825	$2.21

As of March 31, 2024, the total unrecognized compensation expense, net of actual forfeitures, relating to restricted stock awards was $8.4 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.6 years. As of March 31, 2024, there are no unvested liability-classified restricted stock awards.

15.	Income Taxes

The Company has incurred operating losses since inception; therefore, no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of our deferred tax asset as it relates to income taxes.

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2024, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2024.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for our anaerobic digesters at the NW Iowa RNG project. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Zero6 Commitments. In September 2022, the Company entered into a development agreement with Zero6 to construct and operate a wind project for the provision of electric energy for NZ1. Pursuant to the agreement, the Company has committed to pay Zero6 total development charges of $8.6 million, comprised of advanced development fee payments of $0.9 million, certain reimbursable costs of $1.2 million, and $6.5 million upon completion of the project. The Company is not contractually obligated for the specified development charges until certain milestones are met in future periods, and upon completion of the project. Further, the Company has committed to fund certain discretionary, budgeted costs associated with long lead equipment and engineering services for NZ1, totaling an estimated $35.0 million. The amount is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts. See Footnote 19 below for further information.

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

The estimated commitments as of March 31, 2024, and thereafter are shown below (in thousands):

	December 31,
						2029 and
	2024	2025	2026	2027	2028	thereafter	Total
Fuel Supply Payments	$3,111	$1,702	$1,718	$2,060	$1,753	$25,979	$36,323
Zero6 Commitment	28,045	14,628	—	—	—	—	42,673
Renewable Energy Credits	96	128	128	128	128	1,449	2,057
Electricity Above Use (Est.)	380	—	—	—	—	—	380
Total	$31,632	$16,458	$1,846	$2,188	$1,881	$27,428	$81,433

17.	Fair Value Measurements

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at March 31, 2024, and December 31, 2023 are as follows (in thousands):

Fair Value Measurements at March 31, 2024
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$270,642	$270,642	$—	$—

Fair Value Measurements at December 31, 2023
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$298,349	$298,349	$—	$—
(1)	Cash and cash equivalents includes $258.2 million and $283.2 million invested in U.S. government money market funds as of March 31, 2024 and December 31, 2023, respectively.

The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2023, and March 31, 2024.

For the 2021 Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the 2021 Bonds was assumed to be April 1, 2024 (three years from issuance) with repayment of 100% of principal on that date. The impact of the Company’s optional redemption feature, effective October 1, 2022, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the 2021 Bonds as of March 31, 2024, are summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
2021 Bonds	$68,155	$66,482

18.	Stockholders’ Equity

Share Issuances

In January 2024 the Company filed Form S-3, which included a base prospectus which covers the offer, issuance and sale of up to an aggregate of $750.0 million of the registrant’s common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts and units and an at-the-market offering prospectus supplement covering the offering, issuance and sale by the registrant of up to a maximum aggregate offering price of $500.0 million of the Company’s common stock that may be issued and sold under an at-the-market-offering agreement.

As of March 31, 2024, the Company has remaining capacity to issue up to approximately $500.0 million of common stock under the at-the-market offering program.

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

In June 2022, the Company completed a registered direct offering (the “June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of March 31, 2024, none of the Series 2022-A Warrants had been exercised.

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

The Company repurchased 2.1 million shares of common stock for $1.4 million under the stock repurchase program during the three months ended March 31, 2024.

In April 2024, the Company repurchased 3.3 million shares of common stock for $2.3 million under the stock repurchase program.

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

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth information pertaining to shares issued upon the exercise of warrants:

					Shares	Shares
					Issued upon	Underlying
				Shares	Warrant	Warrants
			Exercise	Underlying	Exercises as	Outstanding
			Price as of	Warrants on	of	as of
	Issuance	Expiration	March 31,	Issuance	March 31,	March 31,
	Date	Date	2024	Date	2024	2024
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,914,069	85,931
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				63,333,336	29,914,069	33,419,267
(1)	Equity-classified warrants.

During the three months ended March 31, 2024, no warrants were exercised.

19.	Variable Interest Entities

The Company has entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”) to facilitate the development and construction of facilities to provide carbon neutral power to NZ1. ZEDI established two wholly owned subsidiaries, structured as limited liability companies, to operate the power facilities.

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

There was no gain or loss recognized as a result of the deconsolidation of the Project LLCs. We have recognized $33.4 million in Deposits and other assets related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs.

20.	Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company has organized its operations and activities into three reportable segments:

GEVO, INC.

Notes to Consolidated Financial Statements

(unaudited)

(i) Gevo segment; (ii) Agri-Energy segment; and (iii) Renewable Natural Gas segment. Transactions between segments are eliminated in consolidation.

Gevo segment. The Gevo segment is responsible for all research and development activities related to the future production of SAF, commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The Gevo segment also develops, maintains and protects its intellectual property portfolio, provides corporate oversight services, and is responsible for development and construction of our Net-Zero Projects and other preliminary stage projects.

Agri-Energy segment. The Agri-Energy segment is currently responsible for the operation of the Company’s Luverne Facility and the development and optimization of the production of isobutanol, ethanol and related products.

Renewable Natural Gas segment. The Renewable Natural Gas segment produces pipeline quality methane gas captured from dairy cow manure.

	Three Months Ended March 31, 2024
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$—	$—	$3,990	$3,990
Depreciation and amortization	$(455)	$(2,622)	$(1,374)	$(4,451)
Loss from operations	$(19,645)	$(3,272)	$(224)	$(23,141)
Interest income	$4,569	$—	$—	$4,569
Interest expense	$(93)	$—	$(449)	$(542)
Acquisitions of property, plant, and equipment	$16,505	$474	$533	$17,512

	Three Months Ended March 31, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$397	$—	$3,663	$4,060
Depreciation and amortization	$(438)	$(2,629)	$(1,508)	$(4,575)
Loss from operations	$(15,499)	$(3,147)	$(2,211)	$(20,857)
Interest income	$3,688	$—	$—	$3,688
Interest expense	$(88)	$(4)	$(447)	$(539)
Acquisitions of property, plant, and equipment	$20,636	$—	$1,457	$22,093

	March 31, 2024
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Total assets	$505,553	$27,043	$100,975	$633,571

	December 31, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Total assets	$519,994	$28,818	$101,510	$650,322

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our results of operation and liquidity, our ability to finance, develop, and construct our Net-Zero Projects (as defined below), as well as other growth projects, our ability to produce our products, our expectations regarding the demand for our products and our ability to meet such demand, our ability to meet production, financial and operational guidance, our ability to generate revenue from our executed contracts, our strategy to pursue low-carbon or “net-zero” carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero Projects and elsewhere, our expectations regarding the location and start-up date for our initial Net-Zero Project, our expectations regarding our ability to produce renewable liquid hydrocarbons, our expectations regarding our ability to produce protein and other products for use in the food chain, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce sustainable aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business and the sources of those funds, our ability to perform under our existing offtake agreements and other sales agreements we may enter into in the future, our ability to successfully operate our renewable natural gas (“RNG”), also known as biogas, facilities in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, our expectations regarding the demand for carbon credits, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF development and production, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”), including Item 1A. “Risk Factors” of our 2023 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Unless the context requires otherwise, in this Report the terms “Gevo”, “we,” “us,” “our” and the “Company” refer to Gevo, Inc. and its wholly owned, direct and indirect subsidiaries.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures in our 2023 Annual Report.

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

Our primary market focus, given current demand and growing customer interest, is hydrocarbon fuels, and SAF in particular. We believe that SAF from carbohydrates to alcohol is the most economically viable approach for carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. Global fuel consumption by commercial airlines continues to remain strong. Global fuel consumption by commercial airlines continues to remain strong, with global fuel consumption of approximately 86 billion gallons per year in 2023, and growing.

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

We work with several technology, design and equipment partners, most notably Fluid Quip Technologies (“FQT”), Axens North America, Inc. (“Axens”), and PRAJ Industries Limited (“Praj”). FQT and Axens provide area operation designs which have been incorporated into Gevo’s proprietary overall design of low carbon intensity (“CI”) carbohydrate-to-hydrocarbon plants, such as our NZ1 plant. Praj is working with us on the proprietary design and construction of prefabricated process modules for our plants. Our partners are working with us on proprietary process designs that have the potential to lower capital and future operating costs. The advantage of utilizing FQT and Axens for our operation and related process designs, which are proven in other applications, is that we believe we have chosen technology which is substantially de-risked.

We have substantially completed the engineering design on our NZ1 project and are proceeding with detailed engineering and modularization design. We are refining the project cost estimates with engineering, procurement, and construction (“EPC”) partners to identify opportunities to reduce and negotiate the cost. After which, we expect to sign a lump-sum, fixed price agreement for the EPC to build and deliver the plant. The current detailed engineering work is focused on increasing the modularization of component parts on the NZ1 plant design, with the goal to build the process equipment into modules at a factory, then assemble onsite. This will enable us to minimize specialized field work typical in plant construction of this type, lower the risk and costs, as well as provide better access to skilled labor. Increasing the modularization of the plant design is expected to reduce our spend in advance of securing third-party equity and debt financing for NZ1 and increase the certainty of the construction schedule for those counterparties.

We currently expect to finance the construction of NZ1 at the subsidiary level using a combination of Company equity and third-party capital, to include non-recourse debt. In January 2024, the Company announced that it expected to spend approximately $125.0 – $175.0 million from January 2024 until the financial close of NZ1. The Company has further refined and updated its estimates and now projects a range of $90.0 – $125.0 million to be spent on NZ1 between January 2024 and the financial close of NZ1. Of that expected spend, the Company has spent approximately $17.0 million in the first quarter of 2024. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s ownership in NZ1 under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Net-Zero Projects to grow our SAF production to meet the demand for SAF.

In order to achieve full construction financing for NZ1, we need to secure third-party equity and debt. Upon receiving an invitation from the U.S. Department of Energy (“DOE”), we submitted a Part II Application for a DOE loan guarantee for a direct lending from the Federal Financing Bank. In August 2023, Gevo was invited to enter the due diligence and underwriting phases with the DOE. Given the current interest rate environment and general macroeconomic conditions, a DOE-guaranteed loan is expected to be our most attractive debt option and offer the lowest cost of debt for the project. We expect that obtaining a DOE-guaranteed loan will have the benefit of reducing the overall amount of equity required to finance NZ1 and should result in higher project equity returns for investors which should increase the likelihood of Gevo successfully financing NZ1. The DOE loan application process is targeted to be complete in 2024. We expect that our NZ1 plant start-up date will occur twenty-four to thirty months after the NZ1 financing closes, the timing of which is uncertain. In parallel with the DOE-guaranteed loan process, we continue to explore debt financing for NZ1 without the benefit of the DOE-guaranteed loan. We are also working to secure access to carbon capture and sequestration at the site.

We are evaluating and performing early site development work at several sites in the U.S. for other greenfield sites. These sites include several locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we are pursuing potential Net-Zero Projects with several existing ethanol plant sites. Existing ethanol plants need to be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of potential partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of these potential partners. We plan to give priority to existing industrial plant sites that have attractive potential economics and high predictability of timeline for decarbonization.

Renewable Natural Gas Project. The RNG project in Northwest Iowa (the “RNG Project”) started up and began producing and injecting initial volumes of biogas in 2022, during the project’s testing and ramp-up period. In 2023, the project achieved stable production levels and surpassed our annual production target of 310,000 million British thermal units (“MMBtu”). In addition, we completed an expansion to the Gevo RNG project to increase its annual design capacity from 355,000 MMBtu to 400,000 MMBtu.

Gevo’s revenue from the RNG Project stems from sales of RNG and from the environmental attributes associated with its RNG sales, including the attributes available from California’s Low Carbon Fuel Standard (“LCFS”) program and the U.S. Environmental Protection Agency (“EPA”) Renewable Fuels Standard (“RFS”) program (“RFS Program”) to receive renewable identification numbers (“RINs”). Gevo was granted registration approval by the EPA in 2022, allowing us to participate in the RFS Program to receive RINs.

During the first quarter of 2023, we received approval for a temporary pathway under California’s LCFS program. We continue to realize substantial sales for our environmental attributes of both LCFS credits and RINs throughout 2023 and into 2024.

Verity. It is critical that we can prove the carbon abatement of our products, ensuring that these values are accurate and auditable. The mission of Verity (“Verity”) is to document CI and other sustainability attributes and apply proprietary distributed ledger technology to create an immutable and reliable track record of the products throughout the entire business system. Verity starts by calculating the CI of feedstocks from high-quality data collected at the farm and field level. We plan to track these feedstocks through the production at our plants where we intend to use a mix of renewable electricity, biogas, renewable hydrogen and other potentially decarbonized energy sources in production. The CI data will then be combined to deliver a comprehensive CI reduction in a finished renewable fuel. The resulting CI reduction value has potential to be quantified as a digital asset and monetized in carbon markets and provide compliance needs for tax incentives while preventing double-counting. We believe that in the future, regenerative agricultural practices have the potential to sequester large quantities of soil organic carbon while improving soil health.

There is increasing regulatory and stakeholder pressure on global corporations to lower emissions with a high degree of trust and transparency. These trends are driving demand for carbon credits, giving rise to two sets of markets, the regulated compliance carbon market and the unregulated voluntary carbon market, both of which could grow meaningfully in the coming decades. The total value of major compliance carbon markets was approximately $950 billion in 2023, according to Reuters. Verity intends to document and account for carbon abatement in conjunction with scientifically supported measurement techniques. The potential for Verity is broad and could be applicable to tracking the CI of various items beyond Gevo’s internal businesses, including, but not limited to, renewable fuels, food, feed and industrial products through their respective business systems and value chains. Our robust scientific measurement, reporting, and verification plan and approach is expected to provide a high-quality credit that should meet regulated compliance and unregulated carbon markets.

In March 2023, we entered into a joint development framework agreement with Southwest Iowa Renewable Energy; in August 2023, we entered into a joint development framework agreement with a second ethanol producer in the midwestern U.S. that has over 100 million gallons of capacity; and in October 2023, we entered into an agreement with a third ethanol producer in the southwestern U.S. These agreements include commercial terms and profit-sharing frameworks. As we grow Verity as an externally facing business, we are working to sign up additional ethanol and biofuel customers. Each of these agreements will focus on implementing Verity technology and developing the market for carbon credits to help farmers and biofuel producers quantify the CI reductions for their products.

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

Key Verity project highlights include:

●	Development began in 2020 as a value-added services for our SAF production;
●	Three ethanol producer customers contracted, and growing;
●	Current customers comprise 2% of the total U.S. ethanol market or more than 300 million gallons per year;
●	100% farmer retention in the grower program comprising 65,000 acres and growing;
●	Initiated first privately sponsored growers program for a biofuel client in the midwestern U.S.;
●	Signed Letter of Intent with third party engine technology provider to develop carbon instruments that represent improved environmental performance; and
●	Capital light, fee-based, industry agnostic business.

U.S. Department of Agriculture. In September 2023, we executed a Notice of Grant and Agreement Award with the U.S. Department of Agriculture (“USDA”) for a Partnerships for Climate-Smart Commodities grant of up to $30.0 million for Gevo’s Climate-Smart Farm-to-Flight Program (the “USDA Grant”), with project activity beginning during the 2023 crop year. The project expects to create critical structural climate-smart market incentives for low CI corn and to accelerate the production of SAF to reduce dependency on fossil-based fuels. In addition, this program will help provide support and incentive payments for farmers to produce, measure, report and verify low CI corn using climate smart agricultural practices, as well as accelerate development of the low-CI corn supply chain for low-carbon ethanol and SAF.

During the three months ended March 31, 2024, the Company incurred $0.7 million of costs under the USDA Grant, which are included in Project development costs in the Consolidated Statement of Operations. During the three months ended March 31, 2024, the Company recognized $0.8 million of amounts received, included in Project development costs in the Consolidated Statement of Operations, which represent reimbursements for prior periods. The Company expects to be reimbursed for all expended eligible costs not yet reimbursed by the USDA Grant in future periods.

LG Chem Agreement. In April 2023, we entered into a joint development agreement with LG Chem, Ltd. (“LG Chem”) a leading global chemical company to develop bio-propylene for renewable chemicals using our Ethanol-to-Olefins (“ETO”) technology. Gevo’s proprietary ETO technology can target carbon neutral or carbon negative drop-in replacements for traditional petroleum-based building blocks called olefins, including bio-propylene, which can be used for renewable chemicals or fuels including sustainable aviation fuel. These plant-based, renewable olefins would be derived from atmospheric CO2 captured through photosynthesis and are expected to deliver the same performance in final products on the market today. Under the terms of the agreement, we will provide the core enabling technology we have developed for renewable olefins to be produced from low-carbon ethanol and will collaborate with LG Chem to accelerate the pilot research, technical scale-up, and commercialization of bio-propylene. LG Chem is expected to bear all scale-up costs for chemicals and make certain payments to Gevo. In the second quarter of 2023, we received $1.1 million, net of foreign taxes of $0.2 million, and we expect to receive an additional $1.2 million through 2025 to help defray costs associated with the joint development efforts. In addition, LG Chem agreed to make certain payments to us upon commencement of commercialization as follows:

●	$5.0 million upon commencement of commercialization, to be paid ratably over a period of five years.
●	1% royalty on net sales for the first production facility beginning six years from commercial operation.
●	1% royalty on net sales for all subsequent production facilities upon commencement of operations.

In April 2024, the Company met the second milestone under the joint development agreement, and expects to receive $0.8 million, net of foreign taxes of $0.1 million, during the second quarter of 2024.

Luverne Facility. In 2022, the activities at our Luverne Facility were transitioned to care and maintenance, market development, and customer education, as we shifted focus to our Net Zero Projects. The workforce adjustment which resulted allowed us to retain key personnel and redeploy some resources to our NZ1 and RNG projects to provide valuable knowledge and experience for the future strategic growth of the Company. The Luverne Facility is well equipped and positioned as a development site as it provides a unique opportunity to showcase our decarbonization and business systems and raise awareness with future partnerships, investors, and local communities, even though operations at the site have been minimized. Future operations, if any, will be tailored to support a focus on advancing our technology, testing, optimizing alternative feedstocks and yeast strains, and unit operations as well as partnership development for fuels and specialty chemicals with integrated solutions for GHG reductions. We continue to evaluate incentive opportunities recently introduced by the Inflation Reduction Act, which may positively impact the future economics of our operation at Luverne.

Nasdaq Listing Rules Compliance

On February 29, 2024, we received notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the minimum bid price of our common stock had been below $1.00 per share for the previous 30 consecutive business days. We have 180 calendar days, or until August 27, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the compliance period. In the event we do not regain compliance with the Minimum Bid Price Requirement by August 27, 2024, we may be eligible for an additional 180-calendar day compliance period. Our failure to regain compliance during the compliance period, and additional compliance period, if any, could result in delisting.

Key Operating Metrics

The following table summarizes our RNG Segment key operating metrics, which we use to measure performance:

	Three Months Ended March 31,
(in thousands, unless otherwise indicated)	2024	2023	Change	Change %
Operating revenues
Renewable natural gas	$219	$130	$89	68%
Environmental attributes - RINs	2,637	2,730	(93)	(3)%
Environmental attributes - LCFS	1,134	803	331	41%
Total operating revenues	$3,990	$3,663	$327
Cost of production (1)	$2,587	$4,373	$(1,786)	(41)%
RNG metrics
RNG production volumes (MMBtu)	89	64	25	39%
Plus: prior period RNG volumes dispensed in current period	34	116	(82)	(71)%
Less: RNG production volumes not dispensed	(34)	(64)	30	(47)%
Total RNG volumes available for RIN and LCFS generation (2)	89	116	(27)	(23)%
RIN metrics
RIN generation (3)	1,039	1,356	(317)	(23)%
Plus: prior period RINs	—	—	—	—%
Total RINs available for sale	1,039	1,356	(317)	(23)%
Less: RINs sold	(1,039)	(1,356)	317	(23)%
RIN inventory	—	—	—
RNG volumes not dispensed for RINs (MMBtu) (4)	34	64	(30)	(47)%
Average realized RIN price (5)	$2.54	$2.01	$0.53	26%
LCFS metrics
LCFS generation (6)	20	14	6	43%
Less: LCFS sold	(20)	(14)	(6)	43%
LCFS inventory	—	—	—
RNG volumes not dispensed for LCFS (MMBtu)	34	64	(30)	(47)%
Average realized LCFS price (5)	$57.29	$55.36	$1.93	3%
(1)	The higher per unit cost reflects lower production volumes during the commissioning and ramp-up phase, which was substantially completed by the end of Q3 2023.
(2)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(3)	RINs are generally generated in the month following the gas being dispensed.
(4)	One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS Program.
(5)	Realized prices for environmental attributes are net of third-party commissions and thus do not correspond directly to index prices.
(6)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change ($)	Change (%)
Total operating revenues	$3,990	$4,060	$(70)	(2)%
Operating expenses:
Cost of production	2,587	4,425	(1,838)	(42)%
Depreciation and amortization	4,451	4,575	(124)	(3)%
Research and development expense	1,548	1,198	350	29%
General and administrative expense	12,150	10,761	1,389	13%
Project development costs	5,319	2,959	2,360	80%
Facility idling costs	1,076	999	77	8%
Total operating expenses	27,131	24,917	2,214	9%
Loss from operations	(23,141)	(20,857)	(2,284)	11%
Other income (expense)
Interest expense	(542)	(539)	(3)	1%
Interest and investment income	4,593	3,784	809	21%
Other income (expense), net	215	(6)	221	(3,683)%
Total other income, net	4,266	3,239	1,027	32%
Net loss	$(18,875)	$(17,618)	$(1,257)	7%

Operating revenue. During the three months ended March 31, 2024, operating revenue decreased $0.1 million compared to the three months ended March 31, 2023, primarily due to sales of RNG and environmental attributes from our RNG project. During the three months ended March 31, 2024, we sold 88,967 MMBtu of RNG from our RNG project, resulting in RNG sales of $0.2 million and environmental attribute sales of $3.8 million, see Key Operating Metrics above.

Cost of production. Cost of production decreased $1.8 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023 primarily due to the production and sales from our RNG project, which significantly increased in 2023, after the ramp-up phase.

Depreciation and amortization. Depreciation and amortization remained consistent during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Research and development expense. Research and development expenses increased $0.4 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase of consulting expenses and personnel related costs due to additional headcount added during the period.

General and administrative expense. General and administrative expense increased $1.4 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to support efforts for carbon sequestration initiatives, increases in personnel costs related to the hiring of highly qualified and skilled professionals, and professional consulting fees, partially offset by a decrease in stock-based compensation. On an annual basis, we assess our corporate cost allocation estimates across all segments to reflect the use of centralized administrative functions as well as the allocation of personnel costs related to our project development efforts. Costs incurred to date have not yet been allocated to the specific growth projects on the face of our financial statements.

Project development costs. Project development costs are primarily related to our Net-Zero Projects and Verity which consist primarily of employee expenses, preliminary engineering costs, and technical consulting costs. Project development costs increased $2.4 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to patent related costs, increases in personnel costs, and consulting fees.

Facility idling costs. Facility idling costs are related to the care and maintenance of our Luverne Facility. Facility idling costs remained consistent during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Loss from operations. The Company’s loss from operations increased by $2.3 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the increase in costs for our Net-Zero and Verity projects.

Interest expense. Interest expense remained flat during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and was primarily comprised of interest on the 2021 Bonds.

Interest and investment income. Interest and investment income increased $0.8 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in interest earned on our cash equivalent investments as a result of higher interest rates.

Other income (expense), net. Other income (expense), net increased $0.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the termination of an agreement at our idled Luverne Facility.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates and policies since December 31, 2023. For a description of our other critical accounting policies and estimates that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our 2023 Annual Report.

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

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $270.7 million and non-current restricted cash of $69.9 million. As of March 31, 2024, we had net working capital of $260.2 million, with $22.1 million of current liabilities. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash, cash equivalents, and restricted cash for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of production facilities and the Company’s Net-Zero Projects; (ii) potential investment in RNG projects; (iii) potential development of the Luverne Facility; (iv) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (v) exploration of strategic alternatives and additional financing, including project financing; and (vi) future debt service obligations. We believe as a result of our cash and cash equivalents balances, and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Since our inception in 2005, we have devoted most of our cash resources to the development and commercialization of routes to efficiently produce fuels and chemicals from carbohydrates, such as renewable feedstock, using alcohols (isobutanol and ethanol) as intermediates. We have incurred losses since inception, have a significant accumulated deficit, and expect to incur losses for the foreseeable future. Historically we have financed our operations primarily with proceeds from the issuance of equity, warrants, borrowings under debt facilities, and interest income. Our current sources of cash include sales of RNG, environmental attributes, and licensing fees. We may also fund future operations through additional private and/or public offerings of equity or debt securities. In addition, we may seek additional capital, on acceptable terms, through arrangements with strategic partners or from other sources. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

Our transition to profitability is dependent upon, among other things, the successful development and commercialization of our projects, the development, licensing, acquisition and construction of commercial level production facilities to support our offtake agreements, the achievement of a level of revenues adequate to support the Company’s cost structure, and the ability to raise capital to finance the development, licensing, acquisition, and construction of additional production facilities.

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(16,078)	$(8,772)
Net cash (used in) provided by investing activities	$(17,512)	$113,524
Net cash used in financing activities	$(55)	$(62)

Operating Activities

Our primary uses of cash from operating activities are personnel-related expenses, and research and development-related expenses, including costs incurred under development agreements, costs of licensing of technology, legal-related costs, and expenses for the development and commercialization of routes to efficiently produce fuels and chemicals from renewable feedstock carbohydrates using alcohols (isobutanol and ethanol) as an intermediate.

During the three months ended March 31, 2024, net cash used in operating activities was $16.1 million compared to $8.8 million for the three months ended March 31, 2023. Non-cash charges primarily consisted of depreciation and amortization of $4.5 million, stock-based compensation expense of $4.2 million, which reflects higher amortization expense for the stock awards issued in the prior period with higher market value, see Note 14 to the Consolidated Financial Statements for additional information, and non-cash expense of $0.7 million, primarily due to the Company’s 401(k) match. The net cash outflow from changes in operating assets and liabilities increased $6.0 million, primarily due to an increase in cash outflows of $3.8 million related to accounts payable, $1.1 million of prepaid expenses and other current assets, deposits and other assets and $1.7 million of costs associated with the sale of environmental attribute inventory. These were partially offset by $0.6 million related to decreases in accounts receivable.

Investing Activities

During the three months ended March 31, 2024, we had $17.5 million in cash used in investing activities, comprised of investments in our capital projects, including $0.5 million in the RNG project, $10.4 million for NZ1, and $6.6 million in other projects.

We have substantially completed the engineering design on our NZ1 project and are proceeding with detailed engineering and modularization design. We are refining the project cost estimates with EPC partners to identify opportunities to reduce and negotiate the cost. We currently expect to finance the construction of NZ1 at the subsidiary level using a combination of Company equity and third-party capital, to include non-recourse debt. In January 2024, the Company announced that it expected to spend approximately $125.0 – $175.0 million from January 2024 until the financial close of NZ1. The Company has further refined and updated its estimates and now projects a range of $90.0 – $125.0 million to be spent on NZ1 between January 2024 and the financial close of NZ1. Of that, the Company has spent approximately $17.0 million in the first quarter of 2024.

In 2022, we allocated approximately $25.0 million to develop our next Net-Zero Project, of which we have spent approximately $16.8 million. Gevo is in the process of identifying and performing early site development work for additional Net-Zero production locations. These potential sites include greenfield and brownfield (i.e., at an existing ethanol plant) locations that are advantageous in terms of potential economics, opportunities to decarbonize, and time to market.

Financing Activities

During the three months ended March 31, 2024, we had $1.5 million of net cash used in financing activities, due to payments for repurchases of the Company’s common stock, equipment loans, and finance lease liabilities.

We currently expect to finance the construction of NZ1 at the subsidiary level using a combination of our own equity, third-party capital, and debt capital. The Company expects to retain an equity interest in the project and may invest equity in the project using the proceeds from the reimbursement of the Company’s NZ1 development expenditures. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s ownership in NZ1 under this expected financing structure which would allow us to conserve and redeploy our capital on other growth projects, including our Net-Zero 2 project (“NZ2”). We expect to apply similar development and financing strategies to NZ2 and future Net-Zero Projects to enable growth of SAF production to meet demand for SAF.

Stock Repurchase Program

On May 30, 2023, we authorized a stock repurchase program, under which we may repurchase up to $25 million of our common stock. The primary goal of the repurchase program is to allow us to opportunistically repurchase shares, while maintaining our ability to fund our development projects. Under the stock repurchase program, we may repurchase shares from time to time in the open market or through privately negotiated transactions. The timing, volume and nature of stock repurchases, if any, will be at our sole discretion and will be dependent on market conditions, applicable securities laws, and other factors. The stock repurchase program may be suspended or discontinued at any time and does not have an expiration date. We repurchased 2.1 million shares of common stock for $1.4 million under the stock repurchase program during the three months ended March 31, 2024.

In April 2024, we repurchased an additional 3.3 million shares of common stock for $2.3 million under the stock repurchase program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item. However, we note that we are exposed to market risks in the ordinary course of our business. These risks primarily consist of environmental attribute pricing, commodity pricing, interest rate, credit risk with our contract counterparties, and equity price risks. There have been no material changes since our disclosure in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2023 Annual Report.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of legal matters is found in Note 16, Commitments and Contingencies, in the accompanying Notes to the Financial Statements included in Part I - Item 1. Financial Statements of this Report.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our 2023 Annual Report. The risk factors in our 2023 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2024	-	$-	-	$25,000,000.00
February 1 - 29, 2024	-	-	-	25,000,000.00
March 1 - 31, 2024	2,127,661.00	0.66	2,127,661.00	23,602,976.80
Total	2,127,661.00	$0.66	2,127,661.00	$23,602,976.80

(1) On May 30, 2023, we authorized a stock repurchase program, under which we may repurchase up to $25 million of our common stock. The primary goal of the repurchase program is to allow us to opportunistically repurchase shares, while maintaining our ability to fund our development projects. Under the stock repurchase program, we may repurchase shares from time to time in the open market or through privately negotiated transactions. The timing, volume and nature of stock repurchases, if any, will be at our sole discretion and will be dependent on market conditions, applicable securities laws, and other factors. The stock repurchase program may be suspended or discontinued at any time and does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our last fiscal quarter, the below directors and/or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements are each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).

Name and Title	Action	Date	Duration of Plan	Total Number of Shares of Common Stock to be Purchased or Sold
Patrick R. Gruber Chief Executive Officer	Adopt	March 18, 2024	July 26, 2024 to July 25, 2025	Up to 815,015
Christopher M. Ryan President and Chief Operating Officer	Adopt	March 25, 2024	July 26, 2024 to July 25, 2025	Up to 341,227
L. Lynn Smull Chief Financial Officer	Adopt	March 19, 2024	July 26, 2024 to July 25, 2025	Up to 166,264
Paul D. Bloom Chief Carbon Officer and Chief Innovation Officer	Adopt	March 25, 2024	July 26, 2024 to July 25, 2025	Up to 308,814
Andrew L. Shafer Chief Customer, Marketing and Brand Officer	Adopt	March 20, 2024	November 1, 2024 to October 31, 2025	Up to 60,606
Kimberly T. Bowron Chief People Officer	Adopt	March 25, 2024	July 26, 2024 to July 25, 2025	Up to 88,960
Alisher Nurmat Vice President, Accounting and Treasurer	Adopt	March 20, 2024	July 26, 2024 to July 25, 2025	Up to 37,058

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

Date: May 2, 2024