Form 10-Q
period 2024-06-30
Gevo, Inc.
filed 2024-08-08
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, 239,470,747 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	Note	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents		$245,676	$298,349
Restricted cash	4	1,489	77,248
Trade accounts receivable, net		2,282	2,623
Inventories	7	3,445	3,809
Prepaid expenses and other current assets	5	5,215	4,353
Total current assets		258,107	386,382
Property, plant and equipment, net	8, 19	233,325	211,563
Restricted cash	4	68,155	—
Operating right-of-use assets	6	1,222	1,324
Finance right-of-use assets	6	2,306	210
Intangible assets, net	9	5,940	6,524
Deposits and other assets	10	48,859	44,319
Total assets		$617,914	$650,322
Liabilities
Current liabilities
Accounts payable and accrued liabilities	11, 19	$23,301	$22,752
Operating lease liabilities	6	344	532
Finance lease liabilities	6	1,520	45
Loans payable	12	86	130
2021 Bonds payable, net	12	—	67,967
Total current liabilities		25,251	91,426
Remarketed Bonds payable, net	12	66,696	—
Loans payable	12	—	21
Operating lease liabilities	6	1,135	1,299
Finance lease liabilities	6	990	187
Other liabilities		1,100	—
Total liabilities		95,172	92,933
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 240,565,240 and 240,499,833 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively.		2,406	2,405
Additional paid-in capital		1,281,810	1,276,581
Accumulated deficit		(761,474)	(721,597)
Total stockholders' equity		522,742	557,389
Total liabilities and stockholders' equity		$617,914	$650,322

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2024	2023	2024	2023
Total operating revenues	2, 19	$5,260	$4,238	$9,250	$8,298
Operating expenses:
Cost of production	13	3,423	1,931	6,010	6,356
Depreciation and amortization	8, 9	4,277	4,754	8,728	9,329
Research and development expense	13	1,641	1,960	3,189	3,158
General and administrative expense		11,513	10,608	23,663	21,369
Project development costs	13	7,736	2,887	13,055	5,846
Facility idling costs		699	1,013	1,775	2,012
Total operating expenses	13	29,289	23,153	56,420	48,070
Loss from operations		(24,029)	(18,915)	(47,170)	(39,772)
Other income (expense)
Interest expense		(1,113)	(536)	(1,655)	(1,075)
Interest and investment income	4, 16	4,143	5,038	8,736	8,822
Other income (expense), net		(3)	(7)	212	(13)
Total other income, net		3,027	4,495	7,293	7,734
Net loss		$(21,002)	$(14,420)	$(39,877)	$(32,038)
Net loss per share - basic and diluted	3	$(0.09)	$(0.06)	$(0.17)	$(0.13)
Weighted-average number of common shares outstanding - basic and diluted	3	239,014,435	237,417,618	239,929,385	237,339,583

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2024	2023	2024	2023
Net loss		$(21,002)	$(14,420)	$(39,877)	$(32,038)
Other comprehensive income:
Unrealized gain on available-for-sale securities		—	115	—	1,040
Comprehensive loss		$(21,002)	$(14,305)	$(39,877)	$(30,998)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

		For the Three Months Ended June 30, 2024 and 2023
		Common Stock			Accumulated Other	Accumulated	Stockholders’
	Note	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Equity
Balance, March 31, 2024		239,576,404	$2,396	$1,280,021	$—	$(740,472)	$541,945
Non-cash stock-based compensation	13	—	—	4,466	—	—	4,466
Stock-based awards and related share issuances, net	17	4,956,688	50	(50)	—	—	—
Repurchase of common stock		(3,967,852)	(40)	(2,627)	—	—	(2,667)
Net loss		—	—	—	—	(21,002)	(21,002)
Balance, June 30, 2024		240,565,240	$2,406	$1,281,810	$—	$(761,474)	$522,742

Balance, March 31, 2023		237,261,164	$2,373	$1,264,203	$(115)	$(673,000)	$593,461
Non-cash stock-based compensation	13	—	—	3,943	—	—	3,943
Stock-based awards and related share issuances, net		386,267	4	(4)	—	—	—
Other comprehensive income		—	—	—	115	—	115
Net loss		—	—	—	—	(14,420)	(14,420)
Balance, June 30, 2023		237,647,431	$2,377	$1,268,142	$—	$(687,420)	$583,099

		For the Six Months Ended June 30, 2024 and 2023
		Common Stock			Accumulated Other	Accumulated	Stockholders’
	Note	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2023		240,499,833	$2,405	$1,276,581	$—	$(721,597)	$557,389
Non-cash stock-based compensation	13	—	—	8,699	—	—	8,699
Stock-based awards and related share issuances, net	17	6,160,920	62	533	—	—	595
Repurchase of common stock	17	(6,095,513)	(61)	(4,003)	—	—	(4,064)
Net loss		—	—	—	—	(39,877)	(39,877)
Balance, June 30, 2024		240,565,240	$2,406	$1,281,810	$—	$(761,474)	$522,742

Balance, December 31, 2022		237,166,625	$2,372	$1,259,527	$(1,040)	$(655,382)	$605,477
Non-cash stock-based compensation	13	—	—	8,620	—	—	8,620
Stock-based awards and related share issuances, net	17	480,806	5	(5)	—	—	—
Other comprehensive income		—	—	—	1,040	—	1,040
Net loss		—	—	—	—	(32,038)	(32,038)
Balance, June 30, 2023		237,647,431	$2,377	$1,268,142	$—	$(687,420)	$583,099

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

		Six Months Ended June 30,
	Note	2024	2023
Operating Activities
Net loss		$(39,877)	$(32,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13	8,699	8,620
Depreciation and amortization	8, 9	8,728	9,329
Amortization of marketable securities discount		—	(102)
Other noncash expense		1,276	351
Changes in operating assets and liabilities:
Accounts receivable		341	(535)
Inventories	7	243	1,136
Prepaid expenses and other current assets, deposits and other assets	5, 10	(5,941)	(1,342)
Accounts payable, accrued expenses and non-current liabilities	11	(989)	(3,392)
Net cash used in operating activities		(27,520)	(17,973)
Investing Activities
Acquisitions of property, plant and equipment	8, 19	(26,708)	(40,529)
Proceeds from maturity of marketable securities		—	168,550
Proceeds from sale of property, plant and equipment	8	—	112
Net cash (used in) provided by investing activities		(26,708)	128,133
Financing Activities
Proceeds from issuance of Remarketed Bonds	12	68,155	-
Extinguishment of 2021 Bonds	12	(68,155)	-
Payment of debt offering costs	12	(1,665)	-
Payment of loans payable	12	(65)	(80)
Payment of finance lease liabilities	6	(255)	(22)
Repurchases of common stock	17	(4,064)	-
Net cash used in financing activities		(6,049)	(102)
Net (decrease) increase in cash and cash equivalents		(60,277)	110,058
Cash, cash equivalents and restricted cash at beginning of period		375,597	315,376
Cash, cash equivalents and restricted cash at end of period		$315,320	$425,434

	Six Months Ended June 30,
Schedule of cash, cash equivalents and restricted cash	2024	2023
Cash and cash equivalents	$245,676	$347,665
Restricted cash (current)	1,489	71,201
Restricted cash (non-current)	68,155	6,568
Total cash, cash equivalents and restricted cash	$315,320	$425,434

	Six Months Ended June 30,
Supplemental disclosures of cash and non-cash investing and financing transactions	2024	2023
Cash paid for interest	$1,464	$1,027
Non-cash purchase of property, plant and equipment	$9,855	$12,929
Right-of-use asset purchased with financing leases	$2,444	$—
Right-of-use asset purchased with operating lease	$32	$—

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Renewable Natural Gas Facilities

Gevo’s RNG facilities in Northwest Iowa (“NW Iowa RNG”), recorded in the Renewable Natural Gas segment, produce RNG captured from dairy cow manure supplied by three local dairies. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. The annual expected output for this project is 355,000 – 400,000 MMBtu. We sell our RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, we generate and sell Low Carbon Fuel Standard (“LCFS”) credits as well as D3 Renewable Identification Numbers (“RINs”) through the production of RNG (collectively, “environmental attributes”).

Luverne Facility

Gevo’s development plant in Luverne, Minnesota (the “Luverne Facility”), recorded in the Agri-Energy segment, was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space. Gevo may use the Luverne Facility in the future to prove our processes, process concepts, unit operations and for other purposes to optimize feedstocks and the processes used for producing hydrocarbons from alcohols. Currently, the activities at the Luverne Facility are minimized to care and maintenance, market development, and customer education.

Basis of presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include the information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the six months ended, June 30, 2024, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The financial statements at December 31, 2023, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2023 (the “2023 Annual Report”).

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In September 2023, we received a grant from the U.S. Department of Agriculture (“USDA”) through its Partnerships for Climate-Smart Commodities grant for Gevo’s Climate-Smart Farm-to-Flight Program (the “USDA Grant”). The USDA Grant was awarded for up to $46.3 million, of which $30.0 million is anticipated being reimbursed to Gevo from the USDA Grant, contingent on Gevo’s spend of up to $43.3 million and other third-party spend of up to $3.0 million. The project expects to create critical structural climate-smart market incentives for corn with a low carbon intensity (“CI”) score as well as to accelerate the production of SAF to reduce dependency on fossil-based fuels. In addition, this program will help provide support and incentive payments for farmers to produce, measure, report and verify low CI corn using climate smart agricultural practices, as well as accelerate development of the low-CI corn supply chain for low-carbon ethanol and SAF.

During the three and six months ended June 30, 2024, the Company incurred $2.8 and $3.5 million, respectively, of costs under the USDA Grant, which are included in Project development costs in the Consolidated Statement of Operations. During the three and six months ended June 30, 2024, the Company recognized $1.2 and $2.0 million, respectively, of grant reimbursements, as a reduction to Project development costs in the Consolidated Statement of Operations, which represent reimbursements for prior period costs. The Company expects to be reimbursed for all remaining costs not yet reimbursed by the USDA under the grant in future periods.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

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

Licensing and Development Revenue

The Company’s licensing and development revenue is related to a joint development agreement with LG Chem, Ltd. ("LG Chem") to develop bio-propylene for renewable chemicals using Gevo’s Ethanol-to-Olefins ("ETO") technology. As the contractually promised intellectual properties (“IP”) are not individually distinct, the Company combined each individual IP noted in the contract into a bundle of IP (“IP Rights”) that is distinct and accounted for all of the IP Rights promised in the contract as a single performance obligation. The IP Rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company has no further obligation with respect to the grant of IP Rights, including no expressed or implied obligation to maintain or upgrade the technology, or provide future support or services. Licensees legally obtain control of the IP Rights upon execution of the contract. The earnings process is complete and revenue is recognized upon the achievement of certain project milestones, when collectability is probable and all other revenue recognition criteria have been met.

The Company realized $1.3 million in Q2 2023 when the first milestone was met under the joint development agreement and received another $0.8 million in Q2 2024 due to the achievement of the second milestone in April 2024.

Other Hydrocarbon Revenue

The Company recorded limited revenues from its development-scale plant, the Luverne Facility during the three and six months ended June 30, 2024 and 2023. These revenues were promotional in nature and from customer contracts for ethanol sales and related products and hydrocarbon revenues, which included SAF, isooctene, and isooctane. These products were sold mostly on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Major Goods/Service Line	2024	2023	2024	2023
Renewable natural gas	$141	$140	$360	$270
Environmental attributes	4,182	2,777	7,953	6,310
Licensing and development revenue	800	1,300	800	1,300
Other hydrocarbon revenue - ethanol, isooctane, IBA	137	21	137	418
Total operating revenue	$5,260	$4,238	$9,250	$8,298

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	Net Loss per Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share. Therefore 8,978, 18,972, 45,963, and 53,504 of dilutive common stock equivalents have been excluded for the three and six months ended June 30, 2024 and 2023, respectively, as the Company is in a net loss position. See Notes 13 and 17 for all outstanding options and warrants that were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options and warrants exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(21,002)	$(14,420)	$(39,877)	$(32,038)
Basic weighted-average shares outstanding	239,014,435	237,417,618	239,929,385	237,339,583
Net loss per share - basic and diluted	$(0.09)	$(0.06)	$(0.17)	$(0.13)

4.	Restricted Cash

As of June 30, 2024, current and non-current restricted cash of $69.6 million consists of amounts held as collateral for letters of credit to provide financing support for the Company’s 2021 Bonds (as defined below).

The Company entered into an irrevocable direct pay letter of credit (the “Bond Letter of Credit”) with Citibank N.A (“Citibank”) in April 2021, to support the 2021 Bonds for the development and construction of NW Iowa RNG. See Note 12, Debt, for additional information on the 2021 Bonds. The Bond Letter of Credit has a 0.5% annual fee and would have expired April 4, 2024 (but was terminated earlier and replaced with the New Bond Letter of Credit on April 1, 2024, as described below). The Company deposited $71.2 million with Citibank as restricted cash to secure any amounts drawn under the Bond Letter of Credit. In April 2024, Citibank closed the Bond Letter of Credit in connection with the Remarketed Bonds, see below.

In September 2022, the Company entered into a Pledge and Assignment agreement with Citibank to provide credit support in the form of a letter of credit (the “Power Letter of Credit”) from Citibank to a local electric utility company in order to induce the utility company to design and construct the power transmission and distribution facilities that will serve NZ1. The Company deposited $6.6 million of restricted cash in an account with Citibank to collateralize the Power Letter of Credit, which had a 0.3% annual fee and an expiration date of September 30, 2024 (unless terminated earlier). In January 2024, Citibank was notified by the local electric utility company to close the letter of credit, as the Company has discontinued its relationship with the local utility and fulfilled all obligations under the Power Letter of Credit.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In April 2024, the Company entered into an irrevocable direct pay letter of credit (the “New Bond Letter of Credit”) with Citibank to support the Remarketed Bonds (as defined below). See Note 12, Debt, for additional information on the Remarketed Bonds. The New Bond Letter of Credit has a 0.75% annual fee and expires April 6, 2026 (unless terminated earlier). The Company maintained $69.6 million of the existing collateral with Citibank as restricted cash to secure any amounts drawn under the New Bond Letter of Credit, with $0.3 million of the balance as of March 31, 2024, returned to the Company in the second quarter of 2024. As of June 30, 2024, no amounts have been drawn under the New Bond Letter of Credit.

The Company is entitled to receive interest income on the restricted cash, and recorded interest income of $0.9 million, $1.8 million, $0.9 million, and $1.6 million for the three and six months ended June 30, 2024 and 2023, respectively, included in “Other income (expense), net” in the Consolidated Statements of Operations.

5.	Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	June 30, 2024	December 31, 2023
Prepaid insurance	$1,325	$568
Interest receivable	1,041	1,331
Prepaid feedstock	1,097	1,097
Other current assets	1,752	1,357
Total prepaid expenses and other current assets	$5,215	$4,353

6.	Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease for the Company’s office and research facility in Englewood, Colorado, which expires in January 2029, and two operating leases for additional office space in Albuquerque, New Mexico, and San Diego, California, which expire in 2025. The Company’s office facility lease contains an option to extend the lease, which management does not reasonably expect to exercise, so they are not included in the length of the terms. The additional office space leases do not contain options to extend.

The Company has four finance leases for land and one for a processing facility. The land leases are for NW Iowa RNG. The Company leases land from dairy farmers on which it has built three anaerobic digesters, and a gas upgrade facility to condition raw biogas from cow manure provided by the farmers. These leases expire at various dates between 2031 and 2050. The Company accounts for lease components separately from non-lease components for the Company’s dairy lease asset class. The total consideration in the lease agreement is allocated to the lease and non-lease components based on their relative standalone selling prices. These leases contain options to extend the leases, which management reasonably expects to exercise, and so are included in the length of the terms. The Company has entered into an agreement to use a third-party processing facility that contains an embedded lease. The agreement for the leased facility expires in 2025, with no option to extend the lease term.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present the (i) other quantitative information and (ii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Six Months Ended June 30,
	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$255	$22
Operating cash flows from operating leases	$198	$41
Finance cash flows from finance leases	$36	$2
Right-of-use asset obtained in exchange for new finance lease liabilities	$2,444	$—
Right-of-use asset obtained in exchange for new operating lease liabilities	$32	$—
Weighted-average remaining lease term, finance lease (months)	43	312
Weighted-average remaining lease term, operating leases (months)	51	58
Weighted-average discount rate - finance leases (1)	17%	12%
Weighted-average discount rate - operating leases (1)	6%	5%

(1)	When our leases do not provide an implicit interest rate, we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remaining)	$210	$983
2025	411	1,674
2026	367	26
2027	334	26
2028	344	26
2029 and thereafter	—	544
Total	1,666	3,279
Less: amounts representing present value discounts	187	769
Total lease liabilities	1,479	2,510
Less: current portion	344	1,520
Non-current portion	$1,135	$990

7.	Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	June 30, 2024	December 31, 2023
Raw materials	$189	$104
Finished goods
SAF, Isooctane, Isooctene and other	1,063	1,167
Work in process
Environmental attributes	1,589	2,067
Spare parts	604	471
Total inventories	$3,445	$3,809

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	June 30, 2024	December 31, 2023
Land	$6,505	$6,505
Plant facilities and infrastructure	77,426	77,329
Machinery and equipment	96,116	95,212
Furniture and office equipment	2,755	2,864
Software	1,656	1,636
Construction in progress	142,821	114,332
Total property, plant and equipment	327,279	297,878
Less: accumulated depreciation and amortization	(93,954)	(86,315)
Property, plant and equipment, net	$233,325	$211,563

During the three and six months ended June 30, 2024, the Company recorded depreciation expense of $3.9 million and $7.9 million, respectively. During the three and six months ended June 30, 2023, the Company recorded depreciation expense of $3.7 million and $7.9 million, respectively.

Construction in progress includes $126.6 million for Gevo, primarily related to the NZ1 project, $16.0 million for the Agri-Energy segment (“Agri-Energy”) related to a fractionation and hydrocarbon skid, and $0.2 million for NW Iowa RNG at June 30, 2024. Construction in progress includes $98.2 million for Gevo, primarily related to the NZ1 project, $15.5 million for Agri-Energy, and $0.6 million for NW Iowa RNG at December 31, 2023. Construction in progress is not subject to depreciation until the assets are placed into service.

9.	Intangible Assets

Identifiable intangible assets consist of acquired patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products.

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	June 30, 2024
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,580	$(1,912)	$2,668	7.4
Defensive assets	4,900	(1,628)	3,272	8.4
Intangible assets	$9,480	$(3,540)	$5,940	7.9

	December 31, 2023
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,580	$(1,621)	$2,959	7.4
Defensive assets	4,900	(1,335)	3,565	8.4
Intangible assets	$9,480	$(2,956)	$6,524	7.9

The Company recorded amortization expense of $0.3 million and $0.6 million for each of the three and six months ended June 30, 2024 and 2023, respectively.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table details the estimated amortization of identifiable intangible assets as of June 30, 2024 (in thousands):

Year Ending December 31,	Patents	Defensive Assets	Total
2024 (remaining)	$291	$293	$584
2025	582	586	1,168
2026	582	586	1,168
2027	582	586	1,168
2028	582	586	1,168
2029 and thereafter	49	635	684
Total intangible assets	$2,668	$3,272	$5,940

10.	Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	June 30, 2024	December 31, 2023
Deposits (1)	$167	$166
Prepaid feedstock (2)	1,432	440
Equity interest (3)	1,500	1,500
Exclusivity fees (4)	—	583
Deposits receivable (5)	37,948	33,602
Other assets, net (6)	7,812	8,028
Total deposits and other assets	$48,859	$44,319
(1)	Deposits for services.
(2)	Prepaid feedstock fees, non-current, for the production of RNG.
(3)	The Company directly holds a 3.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. Recent observable equity raises indicated no impairment issues. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary, see Note 15, Commitments and Contingencies, for additional information.
(4)	Axens will provide certain alcohol-to-SAF technologies and services exclusively provided to the Company which may be offset against future license fees subject to the delivery of a process design package.
(5)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce to design and construct the power generation, transmission and distribution facilities that will serve NZ1, $5.5 million of which will be either reimbursed or used as an investment into the wind generation facility, with the remaining $32.4 million expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(6)	Pre-operation payments for sand separation systems to process manure feedstock which were allocated to the non-lease fuel supply, being amortized over the life of the project.
11.	Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities (in thousands) as of:

	June 30, 2024	December 31, 2023
Accounts payable	$1,687	$2,718
Accrued liabilities	6,867	6,448
Accrued construction in progress	9,855	6,965
Accrued payroll and related benefits	4,892	6,621
Total accounts payable and accrued liabilities	$23,301	$22,752

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.	Debt

2021 Bond Issuance

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority (the “Issuer”) issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) for NW Iowa RNG. The bond proceeds were used as a source of construction financing alongside equity from the Company. The 2021 Bonds were issued under a Trust Indenture dated April 1, 2021 (the “Indenture”) between the Issuer and Citibank, N.A. as trustee (the “Trustee”). The 2021 Bonds had a maturity date of January 1, 2042. The bonds bore interest at 1.5% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually on January 1 and July 1 of each year. The effective interest rate was 1.1%. The 2021 Bonds were supported by the $71.2 million Bond Letter of Credit; see Note 4, Restricted Cash. The Trustee could draw sufficient amounts on the Bond Letter of Credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The 2021 Bonds were callable and re-marketable on or after October 1, 2022.

The 2021 Bonds were issued at a premium of $0.8 million and debt issuance costs were $3.0 million. The bond debt was classified as current debt and is presented net of the premium and issuance costs, which were being amortized over the life of the 2021 Bonds using the interest method. As of December 31, 2023, the premium balance and the debt issuance cost net of amortization were $0.1 million and $0.3 million, respectively. As of the Conversion Date (defined below) all premiums and debt issuance costs were fully amortized.

2024 Bond Remarketing

On April 1, 2024 (the “Conversion Date”), the 2021 Bonds became subject to mandatory tender for purchase and have been remarketed to bear interest in a new term rate period (the “Remarketed Bonds”). In connection with the conversion and remarketing of the 2021 Bonds on the Conversion Date, the original Indenture was amended by a First Supplemental Indenture dated April 1, 2024 (together with the original Indenture the “First Supplemental Indenture,”) between the Issuer and the Trustee. The original bond financing agreement was amended by a First Supplemental Bond Financing Agreement dated April 1, 2024 (together with the original bond financing Agreement, the “First Supplemental Bond Financing Agreement”) between the Issuer and the Company.

The Remarketed Bonds retained the same maturity date of January 1, 2042. The Remarketed Bonds now bear interest of 3.875% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually. The effective interest rate is 1.2%. The Company incurred $1.7 million of debt issuance costs associated with the remarketing. As of June 30, 2024, debt issuance costs net of amortization were $1.5 million.

The Remarketed Bonds are supported by a $69.6 million New Bond Letter of Credit; see Note 4, Restricted Cash, issued to the incumbent Trustee that can draw sufficient amounts on the New Bond Letter of Credit to pay the principal and interest, in case of default, until the first mandatory tender date of April 1, 2026. The Remarketed Bonds are callable and re-marketable on or after November 1, 2024. If the Remarketed Bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the New Bond Letter of Credit to repay the bonds in their entirety at the purchase price. As of June 30, 2024, no amounts have been drawn under the New Bond Letter of Credit.

Loans Payable

In April 2020, the Company entered into loan agreements with Live Oak Banking Company, pursuant to which the Company obtained loans from the Small Business Administration’s Paycheck Protection Program (“SBA PPP”) totaling $1.0 million (the “SBA Loans”).

In April 2021, the balance of $0.6 million of loans and accrued interest obtained through the SBA PPP were forgiven. The remaining SBA Loan totals $0.2 million, bears interest at 1.0% per annum and matures in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021, and are payable through April 2025.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The summary of the Company’s long-term debt is as follows (in thousands) as of:

	Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Remarketed Bonds, net	3.9%	April 2042	$66,696	$67,967
SBA Loans	1.0%	April 2025	70	119
Equipment	4% to 5%	December 2024	16	32
Total debt			66,782	68,118
Less: current portion			(86)	(68,097)
Non-current portion			$66,696	$21

Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2024 (remaining)	$57
2025	29
2026	66,696
Total debt	$66,782

13.	Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”), and the Employee Stock Purchase Plan.

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2023, upon approval of the stockholders at the 2023 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 37,980,074 shares. At June 30, 2024, 1,852,487 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s equity classified stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of production	$18	$(6)	$31	$12
General and administrative	3,971	3,318	7,659	7,241
Other	477	631	1,009	1,367
Total stock-based compensation	$4,466	$3,943	$8,699	$8,620

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the six months ended June 30, 2024, were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average	Aggregate
	Number of	Exercise	Term	Grant-Date	Intrinsic
	Options	Price (1)	(years)	Fair Value	Value
Options outstanding at December 31, 2023	8,109,123	$3.51	8.8	$2.96	$—
Granted	6,538,646	$0.70		$0.62	$—
Forfeited and expired	(167,571)	$2.66		$2.43	$—
Exercised	—	$—		$—	$—
Options outstanding at June 30, 2024	14,480,198	$2.25	9.0	$1.91	$—
Options vested and expected to vest at June 30, 2024	2,992,326	$4.81	7.6	$4.14	$—
(1)	Exercise price of options outstanding ranges from $0.67 to $876 as of June 30, 2024. The higher end of the range is due to the impact of several reverse stock splits during the years 2015 to 2018.

As of June 30, 2024, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to stock options was $8.6 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.9 years.

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

Non-vested restricted stock awards and the changes during the six months ended June 30, 2024, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2023	6,159,341	$2.30
Granted	5,634,401	$0.74
Vested and issued	(881,540)	$3.05
Forfeited and expired	(117,836)	$1.96
Non-vested at June 30, 2024	10,794,366	$1.57

As of June 30, 2024, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to restricted stock awards was $9.5 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.9 years.

14.	Income Taxes

The Company has incurred operating losses since inception; therefore, no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of our deferred tax assets as they relate to income taxes. Our effective tax rate from continuing operations was 0% for each of the three and six months ended June 30, 2024, and 2023. The rate differs from the U.S. Federal statutory tax rate of 21% due to a full valuation allowance.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

15.	Commitments and Contingencies

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

State Tax Audit. During 2023, the Company was notified of a pending sales and use tax audit by the South Dakota Department of Revenue for the period covering January 2021 through December 2023. Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Consolidated Balance Sheets, Statements of Operations, or Liquidity.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2024, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2024.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for our anaerobic digesters at the NW Iowa RNG project. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Zero6 Commitments. In September 2022, the Company entered into a development agreement with Zero6 to construct and operate a wind project for the provision of electric energy for NZ1. Pursuant to the agreement, the Company has committed to pay Zero6 total development charges of $8.6 million, comprised of advanced development fee payments of $0.9 million, certain reimbursable costs of $1.2 million, and $6.5 million upon completion of the project. The Company is not contractually obligated for the specified development charges until certain milestones are met in future periods, and upon completion of the project. Further, the Company has committed to fund certain discretionary, budgeted costs associated with long lead equipment and engineering services for NZ1, totaling an estimated $27.5 million. The amount is expected to be fully reimbursed upon completion of the project. Gevo has priority liens against the equipment and constructed facilities under the contracts. See Note 18 below for further information.

Additionally, the Company’s investment in Zero6, see Note 10 above, is pledged separately as collateral for two commitments for the purchase of wind electricity for the Luverne Facility, as well as the purchase of 100% of RCWF’s renewable energy credits. Gevo has a commitment to purchase all of RCWF’s electricity. The portion not used by the Luverne Facility is charged to the Company at a lower price.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The estimated commitments as of June 30, 2024, and thereafter are shown below (in thousands):

	December 31,
						2029 and
	2024	2025	2026	2027	2028	thereafter	Total
Fuel Supply Payments	$1,214	$3,198	$1,718	$2,060	$1,753	$25,975	$35,918
Zero6 Commitment	20,506	14,616	—	—	—	—	35,122
Renewable Energy Credits	67	134	134	134	134	1,518	2,121
Electricity Above Use (Est.)	214	—	—	—	—	—	214
Total	$22,001	$17,948	$1,852	$2,194	$1,887	$27,493	$73,375

16.	Fair Value Measurements

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

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at June 30, 2024, and December 31, 2023 are as follows (in thousands):

Fair Value Measurements at June 30, 2024
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$245,676	$245,676	$—	$—

Fair Value Measurements at December 31, 2023
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$298,349	$298,349	$—	$—
(1)	Cash and cash equivalents includes $228.2 million and $283.2 million invested in U.S. government money market funds as of June 30, 2024 and December 31, 2023, respectively.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2023, and June 30, 2024.

For the Remarketed Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the Remarketed Bonds was assumed to be April 1, 2026 (two years from issuance) with repayment of 100% of principal on that date. The impact of the Company’s optional redemption feature, effective November 1, 2024, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the Remarketed Bonds as of June 30, 2024, are summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
Remarketed Bonds	$66,696	$67,166

17.	Stockholders’ Equity

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

As of June 30, 2024, the Company has remaining capacity to issue up to approximately $500.0 million of common stock under the at-the-market offering program.

In June 2022, the Company completed a registered direct offering (the “June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of June 30, 2024, none of the Series 2022-A Warrants had been exercised.

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

The Company repurchased 4.0 million and 6.1 million shares of common stock for $2.7 million and $4.1 million under the stock repurchase program during the three and six months ended June 30, 2024, respectively. Shares were repurchased at market value, and were retired immediately upon repurchase. The Company did not repurchase any shares during the three and six months ended June 30, 2023.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In July 2024, the Company repurchased 1.1 million shares of common stock for $0.6 million under the stock repurchase program.

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

The following table sets forth information pertaining to shares issued upon the exercise of warrants:

					Shares	Shares
					Issued upon	Underlying
				Shares	Warrant	Warrants
			Exercise	Underlying	Exercises as	Outstanding
			Price as of	Warrants on	of	as of
	Issuance	Expiration	June 30,	Issuance	June 30,	June 30,
	Date	Date	2024	Date	2024	2024
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,914,069	85,931
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				63,333,336	29,914,069	33,419,267
(1)	Equity-classified warrants.

During the six months ended June 30, 2024, no warrants were exercised.

18.	Variable Interest Entities

The Company has entered into agreements with ZEDI to facilitate the development and construction of facilities to provide carbon neutral power to NZ1. ZEDI established two wholly owned subsidiaries, structured as limited liability companies, to operate the power facilities.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Nonconsolidated VIEs

During September 2022 and February 2023, the Company entered into agreements with ZEDI, a national clean energy expert that provides expertise in capital management, development, engineering, and asset management, to develop and construct facilities to provide carbon neutral power to NZ1 via the Project LLCs. In December 2023 the agreements with ZEDI related to the two Project LLCs were amended to remove certain kickout rights that previously existed.

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

There was no gain or loss recognized as a result of the deconsolidation of the Project LLCs. We have recognized $37.1 million in Deposits and other assets related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended June 30, 2024
			Renewable
(in thousands)	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$937	$—	$4,323	$5,260
Depreciation and amortization	$(435)	$(2,541)	$(1,301)	$(4,277)
Loss from operations	$(18,539)	$(3,283)	$(2,207)	$(24,029)
Interest income	$4,118	$—	$—	$4,118
Interest expense	$(237)	$(1)	$(875)	$(1,113)
Acquisitions of property, plant, and equipment	$8,646	$38	$512	$9,196

	Three Months Ended June 30, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$1,321	$—	$2,917	$4,238
Depreciation and amortization	$(450)	$(2,627)	$(1,677)	$(4,754)
Loss from operations	$(14,403)	$(3,242)	$(1,270)	$(18,915)
Interest income	$5,050	$—	$—	$5,050
Interest expense	$(85)	$(4)	$(447)	$(536)
Acquisitions of patents, plant, property and equipment	$15,411	$23	$3,002	$18,436

	Six Months Ended June 30, 2024
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$937	$—	$8,313	$9,250
Depreciation and amortization	$(890)	$(5,163)	$(2,675)	$(8,728)
Loss from operations	$(38,184)	$(6,555)	$(2,431)	$(47,170)
Interest income	$8,687	$—	$—	$8,687
Interest expense	$(330)	$(1)	$(1,324)	$(1,655)
Acquisitions of property, plant, and equipment	$25,151	$512	$1,045	$26,708

	Six Months Ended June 30, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$1,718	$—	$6,580	$8,298
Depreciation and amortization	$(888)	$(5,256)	$(3,185)	$(9,329)
Loss from operations	$(29,902)	$(6,389)	$(3,481)	$(39,772)
Interest income	$8,738	$—	$—	$8,738
Interest expense	$(173)	$(8)	$(894)	$(1,075)
Acquisitions of property, plant, and equipment	$36,047	$23	$4,459	$40,529

	June 30, 2024
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Total assets	$493,727	$24,398	$99,789	$617,914

	December 31, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Total assets	$519,994	$28,818	$101,510	$650,322

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our results of operation and liquidity, our ability to finance, develop, and construct our Net-Zero Projects (as defined below), as well as other growth projects, our ability to produce our products, our expectations regarding the demand for our products and our ability to meet such demand, our ability to meet production, financial and operational guidance, our ability to generate revenue from our executed contracts, our strategy to pursue low-carbon or “net-zero” carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero Projects and elsewhere, our expectations regarding the location and start-up date for our initial Net-Zero Project, our expectations regarding our ability to produce renewable liquid hydrocarbons, our expectations regarding our ability to produce protein and other products for use in the food chain, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce sustainable aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business and the sources of those funds, our ability to perform under our existing offtake agreements and other sales agreements we may enter into in the future, our ability to successfully operate our renewable natural gas (“RNG”) facilities in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, our expectations regarding the demand for carbon credits, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF development and production, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”), including Item 1A. “Risk Factors” of our 2023 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are a growth-oriented, renewable fuels, chemicals, and carbon abatement company with the mission of solving greenhouse gas emissions for those sectors that are not amenable to electrification or hydrogen. Our primary focus is on net-zero hydrocarbon fuels. We believe that the market size for hydrocarbon fuels will continue to remain significant in the long-term even with the rapid adoption of electric vehicles and hydrogen technologies.

We are developing the commercial projects and markets for converting renewable energy into energy-dense liquid hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel (“SAF”), with the potential to achieve a “net-zero” greenhouse gas (“GHG”) footprint. We believe that this addresses the global need of reducing GHG emissions with “drop in” sustainable alternatives to petroleum fuels. We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the “GREET Model”) to measure, predict and verify GHG emissions across the life cycle of our products. The “net-zero” concept means Gevo expects that by using sustainably grown feedstock (e.g., low till, no-till and dry corn cultivation), renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a net-zero, full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel.

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

We currently expect to finance the construction of NZ1 at the subsidiary level using a combination of Company equity and third-party capital, to include non-recourse debt. The Company previously projected a range of $90.0 – $125.0 million to be spent on NZ1 between January 2024 and the financial close of NZ1. In the first half of 2024 the Company spent $22.8 million and expects the remaining spend until the financial close of NZ1 to fall below the previously estimated range. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s ownership in NZ1 under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Net-Zero Projects to grow our SAF production to meet the demand for SAF.

In order to achieve full construction financing for NZ1, we need to secure third-party equity and debt. Upon receiving an invitation from the U.S. Department of Energy (“DOE”), we submitted a Part II Application for a DOE loan guarantee for a direct lending from the Federal Financing Bank. In August 2023, Gevo was invited to enter the due diligence and underwriting phases with the DOE. Given the current interest rate environment and general macroeconomic conditions, a DOE-guaranteed loan is expected to be our most attractive debt option and offer the lowest cost of debt for the project. We expect that obtaining a DOE-guaranteed loan will have the benefit of reducing the overall amount of equity required to finance NZ1 and should result in higher project equity returns for investors which should increase the likelihood of Gevo successfully financing NZ1. The DOE loan application process is targeted to be complete in 2024. We expect that our NZ1 plant start-up date will occur twenty-four to thirty months after the NZ1 financing closes, the timing of which is uncertain. Based on recent material progress with the DOE guarantee loan, we are now prioritizing this debt source over other debt financiers. We are also working to secure access to carbon capture and sequestration at the site.

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

Renewable Natural Gas Project. The RNG project in Northwest Iowa (the “RNG Project”) started up and began producing and injecting initial volumes of biogas in 2022, during the project’s testing and ramp-up period. In 2023, the project achieved stable production levels and surpassed our annual production target of 310,000 million British thermal units (“MMBtu”). In addition, we completed an expansion to the Gevo RNG project to increase its annual expected output from 355,000 MMBtu to 400,000 MMBtu.

Gevo’s revenue primarily stems from the RNG Project’s sales of the environmental attributes associated with RNG. These include attributes available from California’s Low Carbon Fuel Standard (“LCFS”) program and the U.S. Environmental Protection Agency (“EPA”) Renewable Fuels Standard (“RFS”) program (“RFS Program”) to receive renewable identification numbers (“RINs”). Gevo was granted registration approval by the EPA in 2022, allowing us to participate in the RFS Program to receive RINs.

We currently operate under a temporary pathway from California’s LCFS program, which we received during the first quarter of 2023. We continue to realize sales for our environmental attributes under the temporary pathway for LCFS credits and RINs into 2024.

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

Key Verity project highlights include:

●	Development began in 2020 as a value-added services for our SAF production;
●	Three ethanol producer customers contracted, and growing;
●	Current customers comprise 2% of the total U.S. ethanol market or more than 300 million gallons per year;
●	100% farmer retention in the grower program comprising 76,000 acres and growing;
●	Initiated our first privately sponsored growers program for a biofuel client in the midwestern U.S.;
●	Signed Letter of Intent with ClearFlame Engine Technologies, Inc. to drive decarbonization traceability from field-to-fleet for the road freight transportation market in the United States, which consumes an estimated 29 billion gallons of fuel every year; and
●	Capital light, fee-based, industry agnostic business.

U.S. Department of Agriculture. In September 2023, we received a grant from the U.S. Department of Agriculture (“USDA”) through its Partnerships for Climate-Smart Commodities grant for Gevo’s Climate-Smart Farm-to-Flight Program (the “USDA Grant”). The USDA Grant was awarded for up to $46.3 million, of which $30.0 million is anticipated being reimbursed to Gevo from the USDA Grant, contingent on Gevo’s spend of up to $43.3 million and other third-party spend of up to $3.0 million. The project expects to create critical structural climate-smart market incentives for corn with a low carbon intensity (“CI”) score as well as to accelerate the production of SAF to reduce dependency on fossil-based fuels. In addition, this program will help provide support and incentive payments for farmers to produce, measure, report and verify low CI corn using climate smart agricultural practices, as well as accelerate development of the low-CI corn supply chain for low-carbon ethanol and SAF.

During the three and six months ended June 30, 2024, the Company incurred $2.8 million and $3.5 million of costs under the USDA Grant, which are included in Project development costs in the Consolidated Statement of Operations. During the three and six months ended June 30, 2024, the Company recognized $1.2 million and $2.0 million of amounts received, included in Project development costs in the Consolidated Statement of Operations, which represent reimbursements for prior periods. The Company expects to be reimbursed for all expended eligible costs not yet reimbursed by the USDA Grant in future periods.

Ethanol to Olefins and the LG Chem Agreement. In April 2023, we entered into a joint development agreement with LG Chem, Ltd. (“LG Chem”) a leading global chemical company to develop bio-propylene for renewable chemicals using our Ethanol-to-Olefins (“ETO”) technology. Gevo’s proprietary ETO technology can target carbon neutral or carbon negative drop-in replacements for traditional petroleum-based building blocks called olefins, including bio-propylene, which can be used for renewable chemicals or fuels including sustainable aviation fuel. These plant-based, renewable olefins would be derived from atmospheric CO2 captured through photosynthesis and are expected to deliver the same performance in final products on the market today. The market opportunities for these building blocks include low-carbon polypropylene, polyethylene and similar chemical products whose market size for low-carbon solutions is $400.0 – $500.0 billion. We also believe ETO will reduce the capital and operating cost in future alcohol-to-jet SAF production facilities.

Under the terms of the agreement with LG Chem, we will provide the core enabling technology we have developed for renewable olefins to be produced from low-carbon ethanol and will collaborate with LG Chem to accelerate the pilot research, technical scale-up, and commercialization of bio-propylene. LG Chem is expected to bear all scale-up costs for chemicals and make certain payments to Gevo. In the second quarter of 2023, we received $1.1 million, which is net of foreign taxes withheld of $0.2 million, and in the second quarter of 2024 received $0.7 million, which is net of foreign taxes withheld of $0.1 million. We expect to receive an additional $0.4 million through 2025 to help defray costs associated with the joint development efforts. In addition, LG Chem agreed to make certain payments to us upon commencement of commercialization as follows:

●	$5.0 million upon commencement of commercialization, to be paid ratably over a period of five years.
●	1% royalty on net sales for the first production facility beginning six years from commercial operation.
●	1% royalty on net sales for all subsequent production facilities upon commencement of operations.

We also achieved the following recent milestones on our ETO technology:

●	In the first quarter of 2024, we successfully launched an ETO pilot plant at a third-party facility in Crosby, Texas, which continued to operate successfully in Q2 and has delivered the results required to move to the next phase of scale-up in our agreement with LG Chem.
●	We achieved the second milestone under the joint development agreement with LG Chem, Ltd. in April 2024. As a result, we have received, project-to-date, $2.1 million in payments under the agreement.

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

Key Operating Metrics

The following table summarizes our RNG Segment key operating metrics, which we use to measure performance:

	Three Months Ended June 30,
(in thousands, unless otherwise indicated)	2024	2023	Change	Change %
Operating revenues
Renewable natural gas	$141	$140	$1	1%
Environmental attributes - RINs	3,149	1,814	1,335	74%
Environmental attributes - LCFS	1,033	963	70	7%
Total operating revenues	$4,323	$2,917	$1,406
Cost of production (1)	$3,304	$1,294	$2,010	155%
RNG metrics
RNG production volumes (MMBtu)	95	78	17	22%
Plus: prior period RNG volumes dispensed in current period	34	64	(30)	(47)%
Less: RNG production volumes not dispensed	(29)	(51)	22	(43)%
Total RNG volumes available for RIN and LCFS generation (2)	100	91	9
RIN metrics
RIN generation (3)	1,174	1,059	115	11%
Less: RINs sold	(1,174)	(1,059)	(115)	11%
RIN inventory	—	—	—
RNG volumes not dispensed for RINs (MMBtu) (4)	29	51	(22)	(43)%
Average realized RIN price (5)	$2.68	$1.71	$0.97	57%
LCFS metrics
LCFS generation (6)	19	18	1	6%
Less: LCFS sold	(19)	(18)	(1)	6%
LCFS inventory	—	—	—
RNG volumes not dispensed for LCFS (MMBtu)	29	51	(22)	(43)%
Average realized LCFS price (5)	$53.18	$54.71	$(1.53)	(3)%
(1)	The higher per unit cost reflects lower production volumes during the commissioning and ramp-up phase, which was substantially completed by the end of Q3 2023.
(2)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(3)	RINs are generally generated in the month following the gas being dispensed.
(4)	One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS Program.
(5)	Realized prices for environmental attributes (under the temporary pathway) are net of third-party commissions and thus do not correspond directly to index prices.
(6)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

	Six Months Ended June 30,
(in thousands, unless otherwise indicated)	2024	2023	Change	Change %
Operating revenues
Renewable natural gas	$360	$270	$90	33%
Environmental attributes - RINs	5,786	4,544	1,242	27%
Environmental attributes - LCFS	2,167	1,766	401	23%
Total operating revenues	$8,313	$6,580	$1,733
Cost of production (1)	$5,891	$5,667	$224	4%
RNG metrics
RNG production volumes (MMBtu)	184	142	42	30%
Plus: prior period RNG volumes dispensed in current period	34	116	(82)	(71)%
Less: RNG production volumes not dispensed	(29)	(51)	22	(43)%
Total RNG volumes available for RIN and LCFS generation (2)	189	207	(18)	(9)%
RIN metrics
RIN generation (3)	2,213	2,415	(202)	(8)%
Less: RINs sold	(2,213)	(2,415)	202	(8)%
RIN inventory	—	—	—
RNG volumes not dispensed for RINs (MMBtu) (4)	29	51	(22)	(43)%
Average realized RIN price (5)	$2.61	$1.88	$0.73	39%
LCFS metrics
LCFS generation (6)	39	32	7	22%
Less: LCFS sold	(39)	(32)	(7)	22%
LCFS inventory	—	—	—
RNG volumes not dispensed for LCFS (MMBtu)	29	51	(22)	(43)%
Average realized LCFS price (5)	$55.26	$55.00	$0.26	0%
(1)	The higher per unit cost reflects lower production volumes during the commissioning and ramp-up phase, which was substantially completed by the end of Q3 2023.
(2)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(3)	RINs are generally generated in the month following the gas being dispensed.
(4)	One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS Program.
(5)	Realized prices for environmental attributes (under the temporary pathway) are net of third-party commissions and thus do not correspond directly to index prices.
(6)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023 (in thousands)

	Three Months Ended June 30,
	2024	2023	Change	Change %
Total operating revenues	$5,260	$4,238	$1,022	24%
Operating expenses:
Cost of production	3,423	1,931	1,492	77%
Depreciation and amortization	4,277	4,754	(477)	(10)%
Research and development expense	1,641	1,960	(319)	(16)%
General and administrative expense	11,513	10,608	905	9%
Project development costs	7,736	2,887	4,849	168%
Facility idling costs	699	1,013	(314)	(31)%
Total operating expenses	29,289	23,153	6,136	27%
Loss from operations	(24,029)	(18,915)	(5,114)	27%
Other income (expense)
Interest expense	(1,113)	(536)	(577)	108%
Interest and investment income	4,143	5,038	(895)	(18)%
Other income (expense), net	(3)	(7)	4	(57)%
Total other income, net	3,027	4,495	(1,468)	(33)%
Net loss	$(21,002)	$(14,420)	$(6,582)	46%

Operating revenue. During the three months ended June 30, 2024, operating revenue increased $1.0 million compared to the three months ended June 30, 2023, primarily due to sales of RNG and environmental attributes from our RNG project. During the three months ended June 30, 2024, we sold 95,187 MMBtu of RNG from our RNG project, resulting in RNG sales of $0.1 million and environmental attribute sales of $4.2 million, see Key Operating Metrics above. Additionally, we recognized $0.8 million of licensing and development revenue from the agreement with LG Chem during the three months ended June 30, 2024, compared to $1.3 million during the three months ended June 30, 2023.

Cost of production. Cost of production increased $1.5 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023 primarily due to the production and sales from our RNG project, which significantly increased in 2023, after the ramp-up phase.

Depreciation and amortization. Depreciation and amortization decreased $0.5 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to the timing of sales of environmental attribute inventory.

Research and development expense. Research and development expenses decreased $0.3 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to decreased consulting expenses and professional fees.

General and administrative expense. General and administrative expense increased $0.9 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to increases in personnel costs related to the hiring of highly qualified and skilled professionals, and professional consulting fees, and an increase in stock-based compensation. On an annual basis, we assess our corporate cost allocation estimates across all segments to reflect the use of centralized administrative functions as well as the allocation of personnel costs related to our project development efforts.

Project development costs. Project development costs are primarily related to our Net-Zero Projects and Verity, which consist primarily of employee expenses, preliminary engineering costs, and technical consulting costs. Project development costs increased $4.8 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to increases in personnel costs, consulting fees, and costs related to our USDA Grant, which have not yet been reimbursed.

Facility idling costs. Facility idling costs are related to the care and maintenance of our Luverne Facility. Facility idling costs decreased $0.3 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Loss from operations. The Company’s loss from operations increased $5.1 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the increase in costs for our Net-Zero and Verity projects.

Interest expense. Interest expense increased $0.6 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was primarily comprised of interest on the Remarketed Bonds.

Interest and investment income. Interest and investment income decreased $0.9 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the usage of cash for our capital projects and operating costs, resulting in a lower balance of cash equivalent investments during the three months ended June 30, 2024.

Other income (expense), net. Other income (expense), net remained flat for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change ($)	Change (%)
Total operating revenues	$9,250	$8,298	$952	11%
Operating expenses:
Cost of production	6,010	6,356	(346)	(5)%
Depreciation and amortization	8,728	9,329	(601)	(6)%
Research and development expense	3,189	3,158	31	1%
General and administrative expense	23,663	21,369	2,294	11%
Project development costs	13,055	5,846	7,209	123%
Facility idling costs	1,775	2,012	(237)	(12)%
Total operating expenses	56,420	48,070	8,350	17%
Loss from operations	(47,170)	(39,772)	(7,398)	19%
Other income (expense)
Interest expense	(1,655)	(1,075)	(580)	54%
Interest and investment income	8,736	8,822	(86)	(1)%
Other income (expense), net	212	(13)	225	(1,731)%
Total other income, net	7,293	7,734	(441)	(6)%
Net loss	$(39,877)	$(32,038)	$(7,839)	24%

Operating revenue. During the six months ended June 30, 2024, operating revenue increased $1.0 million compared to the six months ended June 30, 2023, primarily due to sales of RNG and environmental attributes from our RNG project. During the six months ended June 30, 2024, we sold 184,154 MMBtu of RNG from our RNG project, resulting in RNG sales of $0.3 million and environmental attribute sales of $8.0 million, see Key Operating Metrics above. Additionally, we recognized $0.8 million of licensing and development revenue from the agreement with LG Chem during the six months ended June 30, 2024, compared to $1.3 million during the six months ended June 30, 2023.

Cost of production. Cost of production decreased $0.3 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the production and sales from our RNG project, which significantly increased in 2023, after the ramp-up phase.

Depreciation and amortization. Depreciation and amortization decreased $0.6 during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to the timing of sales of environmental attribute inventory.

Research and development expense. Research and development expenses remained flat during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

General and administrative expense. General and administrative expense increased $2.3 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to support efforts for carbon sequestration initiatives, increases in personnel costs related to the hiring of highly qualified and skilled professionals, and professional consulting fees, partially offset by a decrease in stock-based compensation. On an annual basis, we assess our corporate cost allocation estimates across all segments to reflect the use of centralized administrative functions as well as the allocation of personnel costs related to our project development efforts.

Project development costs. Project development costs are primarily related to our Net-Zero Projects and Verity, which consist primarily of employee expenses, preliminary engineering costs, and technical consulting costs. Project development costs increased $7.2 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to patent related costs, increases in personnel costs, and consulting fees.

Facility idling costs. Facility idling costs are related to the care and maintenance of our Luverne Facility. Facility idling costs decreased $0.2 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Loss from operations. The Company’s loss from operations increased by $7.4 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the increase in costs for our Net-Zero and Verity projects.

Interest expense. Interest expense increased $0.6 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and was primarily comprised of interest on the Remarketed Bonds.

Interest and investment income. Interest and investment income decreased $0.1 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the usage of cash for our capital projects and operating costs, resulting in a lower balance of cash equivalent investments during the six months ended June 30, 2024.

Other income (expense), net. Other income (expense), net increased $0.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the termination of an agreement at our idled Luverne Facility.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates and policies since December 31, 2023. For a description of our other critical accounting policies and estimates that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our 2023 Annual Report.

Our unaudited condensed consolidated financial statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $245.7 million and current and non-current restricted cash of $69.6 million. As of June 30, 2024, we had net working capital of $232.9 million, with $25.3 million of current liabilities. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash, cash equivalents, and restricted cash for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of production facilities and the Company’s Net-Zero Projects; (ii) potential investment in RNG projects; (iii) potential development of the Luverne Facility; (iv) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (v) exploration of strategic alternatives and additional financing, including project financing; and (vi) future debt service obligations. We believe as a result of our cash and cash equivalents balances, and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(27,520)	$(17,973)
Net cash (used in) provided by investing activities	$(26,708)	$128,133
Net cash used in financing activities	$(6,049)	$(102)

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

During the six months ended June 30, 2024, net cash used in operating activities was $27.5 million compared to $18.0 million for the six months ended June 30, 2023. Non-cash charges primarily consisted of depreciation and amortization of $8.7 million, stock-based compensation expense of $8.7 million, which reflects higher amortization expense for the stock awards issued in the prior period with higher market value, see Note 13 to the Condensed Consolidated Financial Statements for additional information, and non-cash expense of $1.3 million, primarily due to the Company’s 401(k) match. The net cash outflow from changes in operating assets and liabilities increased $2.2 million, primarily due to an increase in cash outflows of $4.6 million of prepaid expenses and other current assets, deposits and other assets and $0.9 million of costs associated with the sale of environmental attribute inventory. These were partially offset by $2.4 million related to accounts payable, and $0.9 million related to decreases in accounts receivable.

Investing Activities

During the six months ended June 30, 2024, we had $26.7 million in cash used in investing activities, comprised of investments in our capital projects, including $1.0 million in the RNG project, $15.3 million for NZ1, and $10.4 million in other projects.

We have substantially completed the engineering design on our NZ1 project and are proceeding with detailed engineering and modularization design. We are refining the project cost estimates with EPC partners to identify opportunities to reduce and negotiate the cost. We currently expect to finance the construction of NZ1 at the subsidiary level using a combination of Company equity and third-party capital, to include non-recourse debt. The Company previously projected a range of $90.0 – $125.0 million to be spent on NZ1 between January 2024 and the financial close of NZ1. In the first half of 2024 the Company spent $22.8 million and expects the remaining spend until the financial close of NZ1 to fall below the previously estimated range. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s ownership in NZ1 under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Net-Zero Projects to grow our SAF production to meet the demand for SAF.

In 2022, we allocated approximately $25.0 million to develop our next Net-Zero Project, of which we have spent $16.8 million. Gevo is in the process of identifying and performing early site development work for additional Net-Zero production locations. These potential sites include greenfield and brownfield (i.e., at an existing ethanol plant) locations that are advantageous in terms of potential economics, opportunities to decarbonize, and time to market.

Financing Activities

During the six months ended June 30, 2024, we had $6.0 million of net cash used in financing activities, due to payments for repurchases of the Company’s common stock, debt issuance costs, finance lease liabilities, and equipment loans.

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

Stock Repurchase Program

On May 30, 2023, we authorized a stock repurchase program, under which we may repurchase up to $25 million of our common stock. The primary goal of the repurchase program is to allow us to opportunistically repurchase shares, while maintaining our ability to fund our development projects. Under the stock repurchase program, we may repurchase shares from time to time in the open market or through privately negotiated transactions. The timing, volume and nature of stock repurchases, if any, will be at our sole discretion and will be dependent on market conditions, applicable securities laws, and other factors. The stock repurchase program may be suspended or discontinued at any time and does not have an expiration date. We repurchased 4.0 million and 6.1 million shares of common stock for $2.7 million and $4.1 million under the stock repurchase program during the three and six months ended June 30, 2024. We did not repurchase shares under the stock repurchase program during the three and six months ended June 30, 2023.

In July 2024, we repurchased an additional 1.1 million shares of common stock for $0.6 million under the stock repurchase program.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of legal matters is found in Note 15, Commitments and Contingencies, in the accompanying Notes to the Financial Statements included in Part I - Item 1. Financial Statements of this Report.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2024	3,343,687.00	$0.69	3,343,687.00	$21,304,688.33
May 1 - 31, 2024	-	-	-	21,304,688.33
June 1 - 30, 2024	624,165.00	0.59	624,165.00	20,935,931.65
Total	3,967,852.00	$0.67	3,967,852.00	$20,935,931.65

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

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

Date: August 8, 2024