Form 10-Q
period 2024-09-30
Gevo, Inc.
filed 2024-11-07
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, 239,407,448 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	Note	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents		$223,227	$298,349
Restricted cash	4	1,489	77,248
Trade accounts receivable, net		1,411	2,623
Inventories	7	5,846	3,809
Prepaid expenses and other current assets	5	4,659	4,353
Total current assets		236,632	386,382
Property, plant and equipment, net	8, 20	219,804	211,563
Restricted cash	4	68,155	—
Operating right-of-use assets	6	1,149	1,324
Finance right-of-use assets	6	2,236	210
Intangible assets, net	9, 18	8,548	6,524
Goodwill	18	3,742	—
Deposits and other assets	10	63,524	44,319
Total assets		$603,790	$650,322
Liabilities
Current liabilities
Accounts payable and accrued liabilities	11, 20	$26,396	$22,752
Operating lease liabilities	6	351	532
Finance lease liabilities	6	1,873	45
Loans payable	12	53	130
2021 Bonds payable, net	12	—	67,967
Total current liabilities		28,673	91,426
Remarketed Bonds payable, net	12	66,902	—
Loans payable	12	—	21
Operating lease liabilities	6	1,051	1,299
Finance lease liabilities	6	613	187
Other long-term liabilities	18	1,830	—
Total liabilities		99,069	92,933
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 239,407,448 and 240,499,833 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively.		2,394	2,405
Additional paid-in capital		1,284,957	1,276,581
Accumulated deficit		(782,630)	(721,597)
Total stockholders' equity		504,721	557,389
Total liabilities and stockholders' equity		$603,790	$650,322

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2024	2023	2024	2023
Total operating revenues	2, 20	$1,965	$4,528	$11,215	$12,826
Operating expenses:
Cost of production	13	2,544	2,480	8,554	8,836
Depreciation and amortization	8, 9	3,494	4,994	12,222	14,323
Research and development expense	13	1,113	1,558	4,302	4,716
General and administrative expense		11,679	10,522	35,342	31,891
Project development costs	13	6,593	4,789	19,648	10,635
Facility idling costs		550	911	2,325	2,923
Total operating expenses	13	25,973	25,254	82,393	73,324
Loss from operations		(24,008)	(20,726)	(71,178)	(60,498)
Other income (expense)
Interest expense		(1,107)	(540)	(2,762)	(1,615)
Interest and investment income	4, 16	3,843	5,261	12,579	14,083
Other income, net		116	305	328	292
Total other income, net		2,852	5,026	10,145	12,760
Net loss		$(21,156)	$(15,700)	$(61,033)	$(47,738)
Net loss per share - basic and diluted	3	$(0.09)	$(0.07)	$(0.25)	$(0.20)
Weighted-average number of common shares outstanding - basic and diluted	3	239,445,900	239,537,811	239,767,047	238,100,986

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2024	2023	2024	2023
Net loss		$(21,156)	$(15,700)	$(61,033)	$(47,738)
Other comprehensive income:
Unrealized gain on available-for-sale securities		—	—	—	1,040
Comprehensive loss		$(21,156)	$(15,700)	$(61,033)	$(46,698)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

		For the Three Months Ended September 30, 2024 and 2023
		Common Stock			Accumulated Other	Accumulated	Stockholders’
	Note	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Equity
Balance, June 30, 2024		240,565,240	$2,406	$1,281,810	$—	$(761,474)	$522,742
Non-cash stock-based compensation	13	—	—	3,786	—	—	3,786
Stock-based awards and related share issuances, net	17	(145,097)	(2)	(52)	—	—	(54)
Repurchase of common stock	17	(1,094,493)	(11)	(635)	—	—	(646)
Issuance of common stock upon exercise of warrants	17	81,798	1	48	—	—	49
Net loss		—	—	—	—	(21,156)	(21,156)
Balance, September 30, 2024		239,407,448	$2,394	$1,284,957	$—	$(782,630)	$504,721

Balance, June 30, 2023		237,647,431	$2,377	$1,268,142	$—	$(687,420)	$583,099
Non-cash stock-based compensation	13	—	—	4,132	—	—	4,132
Stock-based awards and related share issuances, net	17	2,605,276	26	(26)	—	—	—
Net loss		—	—	—	—	(15,700)	(15,700)
Balance, September 30, 2023		240,252,707	$2,403	$1,272,248	$—	$(703,120)	$571,531

		For the Nine Months Ended September 30, 2024 and 2023
		Common Stock			Accumulated Other	Accumulated	Stockholders’
	Note	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2023		240,499,833	$2,405	$1,276,581	$—	$(721,597)	$557,389
Non-cash stock-based compensation	13	—	—	12,485	—	—	12,485
Stock-based awards and related share issuances, net	17	6,015,823	60	481	—	—	541
Repurchase of common stock	17	(7,190,006)	(72)	(4,638)	—	—	(4,710)
Issuance of common stock upon exercise of warrants	17	81,798	1	48	—	—	49
Net loss		—	—	—	—	(61,033)	(61,033)
Balance, September 30, 2024		239,407,448	$2,394	$1,284,957	$—	$(782,630)	$504,721

Balance, December 31, 2022		237,166,625	$2,372	$1,259,527	$(1,040)	$(655,382)	$605,477
Non-cash stock-based compensation	13	—	—	12,752	—	—	12,752
Stock-based awards and related share issuances, net	17	3,086,082	31	(31)	—	—	—
Other comprehensive income		—	—	—	1,040	—	1,040
Net loss		—	—	—	—	(47,738)	(47,738)
Balance, September 30, 2023		240,252,707	$2,403	$1,272,248	$—	$(703,120)	$571,531

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

		Nine Months Ended September 30,
	Note	2024	2023
Operating Activities
Net loss		$(61,033)	$(47,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13	12,485	12,752
Depreciation and amortization	8, 9	12,222	14,323
Amortization of marketable securities discount		—	(102)
Other noncash expense		1,847	655
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable		1,417	(1,766)
Inventories	7	(1,542)	1,137
Prepaid expenses and other current assets, deposits and other assets	5, 10	(10,750)	(816)
Accounts payable, accrued expenses and non-current liabilities	11	6,814	427
Net cash used in operating activities		(38,540)	(21,128)
Investing Activities
Acquisitions of property, plant and equipment	8, 20	(36,459)	(61,413)
Proceeds from sale of investment tax credit	1	15,336	—
Payment of earnest money deposit	10	(10,000)	—
Acquisition of CultivateAI, net	18	(6,070)	—
Proceeds from maturity of marketable securities		—	168,550
Proceeds from sale of property, plant and equipment		—	34
Net cash (used in) provided by investing activities		(37,193)	107,171
Financing Activities
Proceeds from issuance of Remarketed Bonds	12	68,155	—
Extinguishment of 2021 Bonds	12	(68,155)	—
Payment of debt offering costs	12	(1,665)	—
Proceeds from the exercise of warrants	17	49	—
Payment of loans payable	12	(89)	(128)
Payment of finance lease liabilities	6	(578)	(22)
Repurchases of common stock	17	(4,710)	—
Net cash used in financing activities		(6,993)	(150)
Net (decrease) increase in cash and cash equivalents		(82,726)	85,893
Cash, cash equivalents and restricted cash at beginning of period		375,597	315,376
Cash, cash equivalents and restricted cash at end of period		$292,871	$401,269

	Nine Months Ended September 30,
Schedule of cash, cash equivalents and restricted cash	2024	2023
Cash and cash equivalents	$223,227	$323,510
Restricted cash (current)	1,489	77,759
Restricted cash (non-current)	68,155	—
Total cash, cash equivalents and restricted cash	$292,871	$401,269

	Nine Months Ended September 30,
Supplemental disclosures of cash and non-cash investing and financing transactions	2024	2023
Cash paid for interest	$1,556	$1,028
Non-cash purchase of property, plant and equipment	$5,600	$15,593
Right-of-use asset purchased with financing leases	$2,731	$—
Right-of-use asset purchased with operating lease	$32	$199

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

The Company is focused on transforming renewable energy into energy-dense liquid drop-in hydrocarbons that can be used as renewable fuels, such as sustainable aviation fuel (“SAF”) and other fuels and chemicals, with the potential to achieve a “net-zero” GHG, or even carbon negative footprint measured by the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the “GREET Model”) to measure, predict and verify GHG emissions across the life-cycle. Our “net-zero” concept means production of drop-in hydrocarbon fuels by using sustainably grown feedstocks (e.g., low till, no-till and dry corn cultivation) and renewable and substantially decarbonized energy sources, resulting in an expected net-zero carbon footprint from the full life cycle of the fuel measured from the capture of renewable carbon through the burning of the fuel.

Gevo’s primary market focus, given current demand and growing customer interest, is SAF. The Company believes that SAF from carbohydrates to alcohol is the most economically viable approach for carbon abatement. The Company also has commercial opportunities for other renewable hydrocarbon products, such as (i) renewable natural gas, also known as biogas (“RNG”), (ii) hydrocarbons for gasoline blendstocks and diesel fuel, and (iii) plastics, materials and other chemicals. We are engaged in technology, process and intellectual property development targeted to large scale deployment of net-zero hydrocarbon fuels and chemicals. We are developing the marketplace and customers for SAF and other related products. We also are engaged as a developer and enabler/licensor for large scale commercial production, and we expect to be a co-investor on certain projects. Gevo’s business model is that of a developer of projects, licensor, process technology developer, and operator of certain assets in the future.

Net-Zero Projects

In early 2021, we announced our proprietary “Net-Zero Projects” that we are developing and engineering as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. Our Net-Zero Projects will convert renewable energy (e.g., photosynthetic, wind, and RNG) from a variety of sources into energy dense liquid hydrocarbons that, when burned in traditional engines, has the potential to achieve net-zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and burned as a fuel for planes, cars, trucks, and ships. Gevo owns our Net-Zero plant designs and the overall Gevo Net-Zero process (i.e., the process to enable carbon-negative olefins, and hydrocarbon fuels with an anticipated net-zero or better carbon footprint measured across the lifecycle of the whole processes). The proprietary Gevo Net-Zero processes and plant designs are based upon the conversion of carbohydrates to alcohols, followed by the conversion of the alcohols to olefins (i.e., building blocks for chemicals, plastics, and fuels), and then the conversion of the olefins into fuels, all optimized and integrated to achieve a net-zero carbon footprint. Our partners in developing and executing the Net Zero projects have included Fluid Quip Technologies, LLC, PRAJ Industries Limited (“PRAJ”), Zero6 Clean Energy Assets, Inc. (“Zero6”), McDermott International Ltd., and Fagen, Inc. Gevo owns the overall proprietary plant designs, engineering details, integration technologies, and has filed patents on several process improvements.

Our initial Net-Zero Project, Net-Zero 1 (“NZ1”), is expected to be located in Lake Preston, South Dakota, and is being currently designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF. Along with the hydrocarbons, NZ1 is being currently designed to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn and the production of protein, oil, and carbohydrates, the second step produces alcohols using fermentation and the third step is the conversion of the alcohols into hydrocarbons.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We are also developing other commercial production projects for SAF at other locations in the United States where we expect to use our Net-Zero plant designs based on work done for NZ1 at Lake Preston. Gevo expects to play the role of project developer, plant designer, technology licensor, and investor, based on traditional developer business models where the developer gets a partial ownership stake for developing the project. We may also co-invest in projects to increase our equity ownership in those projects.

Renewable Natural Gas Facilities

Gevo’s RNG facilities in Northwest Iowa (“NW Iowa RNG”), recorded in the Renewable Natural Gas segment, produce RNG captured from dairy cow manure supplied by three local dairies. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. The annual expected capacity for this project was 355,000, but has since been expanded to 400,000 million British thermal units (“MMBtu”). We sell our RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, we generate and sell Low Carbon Fuel Standard (“LCFS”) credits as well as D3 Renewable Identification Numbers (“RINs”) through the production of RNG (collectively, “environmental attributes”).

Luverne Facility

Gevo’s development plant in Luverne, Minnesota (the “Luverne Facility”), recorded in the Agri-Energy segment, is currently being used for market development and customer education, but is not currently operating as a production plant. The Luverne Facility was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space. Gevo may use the Luverne Facility in the future to prove our processes, process concepts, unit operations and for other purposes to optimize feedstocks and the processes used for producing hydrocarbons from alcohols.

Red Trail Energy Asset Purchase Agreement

On September 10, 2024, the Company and its wholly owned subsidiaries Richardton CCS, LLC (“R-CCS”), and Net-Zero Richardton, LLC (together with the Company and R-CCS, the “Buyers”) entered into an Asset Purchase Agreement (the “Red Trail Purchase Agreement”) with Red Trail Energy, LLC (“Seller”). Pursuant to the Red Trail Purchase Agreement, and subject to the terms and conditions thereof, Buyers will acquire substantially all of the assets, and assume certain liabilities, of Seller on the terms set forth therein (the “Transaction”). The purchase price is $210,000,000, subject to customary adjustments, including a working capital adjustment (the “Purchase Price”). It is expected that the Purchase Price will be funded by a mixture of Company cash on hand and additional debt financing to be obtained prior to closing. The Transaction is expected to close in the first quarter of 2025, subject to (i) the approval of the Transaction by holders of a majority of the Seller’s outstanding Class A Membership Units, (ii) regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) the procurement of debt financing by the Buyers on terms satisfactory to the Buyers and (iv) other closing conditions.

In connection with the Red Trail Purchase Agreement, the Company and Seller entered into an escrow agreement pursuant to which the Company (i) has deposited $10,000,000 in earnest money, see Note 10, Deposits and Other Assets, which will be applied against the Purchase Price, (ii) will deposit $1,260,000 of the Purchase Price at closing for the purposes of securing the post-closing indemnification obligations of Seller, and (iii) will deposit $5,000,000 of the Purchase Price at closing for purposes of securing any Purchase Price adjustments. In addition, Buyers have obtained a representation and warranty insurance policy to provide coverage for certain breaches of representations and warranties of the Seller, which coverage is subject to certain exclusions, deductibles and other terms and conditions as set forth in the policy.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basis of presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include the information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the nine months ended, September 30, 2024, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The financial statements at December 31, 2023, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2023 (the “2023 Annual Report”).

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

Investment Tax Credit

On August 16, 2022, the Inflation Reduction Act (“IRA’) was signed into law. The IRA includes significant extensions, expansions, and enhancements of numerous energy-related tax credits and also creates new credits in multiple categories. The law provides an election to transfer (i.e., sell) certain credits to another taxpayer in an effort to monetize them. The Company might achieve a better economic benefit by selling the credit in situations where sufficient taxable income is not available to use all or a portion of the income tax credit or in which using such credits might take multiple tax years.

The scope of Accounting Standards Codification (“ASC”) 740: Income Taxes (“ASC 740”) does not directly address how to account for transferable tax credits, however multiple acceptable views to account for transferable credits exists, including accounting for the entire credit outside of income taxes in the Condensed Consolidated Statements of Operations, analogous treatment to governmental grants under IAS 20.

The Company’s capital investment in the RNG project generated a tax credit under Section 48 of the Internal Revenue Code of 1986, as amended (the “IRC”), which provides an energy tax credit for investments in renewable energy property. Our activities in the renewable energy space may continue to generate eligible transferable tax credits in the future that we may seek monetization for. The Company has elected to apply a policy similar to the accounting method described in IAS 20 and recorded the transferable tax credit as a credit against the related asset, thus, reducing the amount of depreciation expense to be recognized over the remaining useful life of the associated asset.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On September 18, 2024, we sold approximately $15.3 million in Investment Tax Credits (“ITCs”) to a corporate buyer. This transaction monetized IRA Investment Tax Credits generated from the commercialization of the RNG Project by Gevo NW Iowa RNG, LLC and provided net cash proceeds of approximately $14.0 million to us after transaction fees. As of September 30, 2024, the Company recorded $15.3 million as a reduction to Property, plant, and equipment, net on the Consolidated Balance Sheet, and transaction costs of $1.3 million, included in General and administrative expenses in the Condensed Consolidated Statement of Operations, for net proceeds of $14.0 million related to the monetization of an IRC Code 48 tax credit.

USDA Grant

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

During the three and nine months ended September 30, 2024, the Company incurred $1.1 and $4.6 million, respectively, of costs under the USDA Grant, which are included in Project development costs in the Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2024, the Company recognized $1.5 and $3.5 million, respectively, of grant reimbursements, as a reduction to Project development costs in the Condensed Consolidated Statement of Operations, which represent reimbursements for prior period costs. The Company expects to be reimbursed for all remaining costs not yet reimbursed by the USDA under the grant in future periods.

Recently Issued, Not Yet Adopted Accounting Pronouncements

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (ASC 280: Segment Reporting (“ASC 280”)): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, ASC 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that ASU 2023-07 may have on its financial statements and related disclosures when adopted.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2.	Revenues from Contracts with Customers and Other Revenue

RNG and Environmental Attribute Revenue

The Company’s revenues are primarily comprised of the sale of RNG and related environmental attributes produced at the NW Iowa RNG facility under long-term contracts with customers. Revenue is recognized at a point in time when the Company transfers the product to its customer. The customer obtains control of the product upon RNG delivery into gas pipeline system, whereas the title and control for the environmental attributes are transferred to the customer subsequent to the issuance of such attributes by the relevant regulatory agency. The Company generally has multiple performance obligations in our arrangements with customers. The Company’s performance obligation related to the sales of RNG and related environmental attributes are satisfied at a point in time upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon quoted market prices at the time of delivery. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Licensing and Development Revenue

The Company’s licensing and development revenue is related to a joint development agreement with LG Chem, Ltd. ("LG Chem") to develop bio-propylene for renewable chemicals using Gevo’s Ethanol-to-Olefins ("ETO") technology. As the contractually promised intellectual properties (“IP”) are not individually distinct, the Company combined each individual IP noted in the contract into a bundle of IP (“IP Rights”) that is distinct and accounted for all of the IP Rights promised in the contract as a single performance obligation. The IP Rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company has no further obligation with respect to the grant of IP Rights, including no expressed or implied obligation to maintain or upgrade the technology, or provide future support or services. The earnings process is complete when the licensee obtains control of the IP and revenue is recognized upon the achievement of certain project milestones, when collectability is probable and all other revenue recognition criteria have been met.

The Company realized $1.3 million in Q2 2023 when the first milestone was met under the joint development agreement and received another $0.8 million in Q2 2024 due to the achievement of the second milestone in April 2024.

Other Hydrocarbon Revenue

The Company recorded limited revenues from its development-scale plant, the Luverne Facility during the three and nine months ended September 30, 2024 and 2023. These revenues were promotional in nature and from customer contracts for ethanol sales and related products and hydrocarbon revenues, which included SAF, isooctene, and isooctane. These products were sold mostly on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Goods/Service Line	2024	2023	2024	2023
Renewable natural gas	$173	$187	$533	$457
Environmental attributes	1,780	4,330	9,733	10,640
Licensing and development revenue	—	—	800	1,300
Other hydrocarbon revenue - ethanol, isooctane, IBA	12	11	149	429
Total operating revenue	$1,965	$4,528	$11,215	$12,826

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	Net Loss per Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share. Therefore an insignificant amount of dilutive common stock equivalents have been excluded for each of the three and nine months ended September 30, 2024, and 2023, as the Company is in a net loss position. See Notes 13 and 17 for all outstanding options and warrants that were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options and warrants exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(21,156)	$(15,700)	$(61,033)	$(47,738)
Basic weighted-average shares outstanding	239,445,900	239,537,811	239,767,047	238,100,986
Net loss per share - basic and diluted	$(0.09)	$(0.07)	$(0.25)	$(0.20)

4.	Restricted Cash

As of September 30, 2024, current and non-current restricted cash of $69.6 million consists of amounts held as collateral for letters of credit to provide financing support for the Company’s 2021 Bonds (as defined in Note 12, Debt).

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In April 2024, the Company entered into an irrevocable direct pay letter of credit (the “New Bond Letter of Credit”) with Citibank to support the Remarketed Bonds (as defined in Note 12, Debt). See Note 12, Debt, for additional information on the Remarketed Bonds. The New Bond Letter of Credit has a 0.75% annual fee and expires April 6, 2026 (unless terminated earlier). The Company maintained $69.6 million of the existing collateral with Citibank as restricted cash to secure any amounts drawn under the New Bond Letter of Credit, with $0.3 million of the balance as of March 31, 2024, returned to the Company in the second quarter of 2024. As of September 30, 2024, no amounts have been drawn under the New Bond Letter of Credit.

The Company is entitled to receive interest income on the restricted cash, and recorded interest income of $0.9 million, $2.7 million, $0.9 million, and $2.5 million for the three and nine months ended September 30, 2024 and 2023, respectively, included in “Other income (expense), net” in the Consolidated Statements of Operations.

5.	Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	September 30, 2024	December 31, 2023
Prepaid insurance	$872	$568
Interest receivable	887	1,331
Prepaid feedstock	1,097	1,097
Other current assets	1,803	1,357
Total prepaid expenses and other current assets	$4,659	$4,353

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

The Company has four finance leases for land, one for a processing facility, and one for a piece of operating equipment. The land leases are for NW Iowa RNG. The Company leases land from dairy farmers on which it has built three anaerobic digesters, and a gas upgrade facility to condition raw biogas from cow manure provided by the farmers. These leases expire at various dates between 2031 and 2050. The Company accounts for lease components separately from non-lease components for the Company’s dairy lease asset class. The total consideration in the lease agreement is allocated to the lease and non-lease components based on their relative standalone selling prices. These leases contain options to extend the leases, which management reasonably expects to exercise, and so are included in the length of the terms. The lease of operating equipment is to be used at NW Iowa RNG, and expires in 2025. The lease does not contain an option to extend, and contains a purchase option upon termination that the Company expects to exercise.

In August 2024, the Company entered into an amendment that extended the term of an existing agreement to use a third-party processing facility beyond the previous 12 month term, which resulted in the agreement being recorded as a lease. The agreement for the leased facility expires in 2025, with no option to extend the lease term. Lease amortization for the third-party processing facility was recorded as a component of Project development costs on the Condensed Consolidated Statement of Operations prior to the signing of a customer offtake agreement in August 2024, and after which it is included as a component of work-in-progress inventory, to be expended as a component of Cost of production as sales are made in future periods.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present the (i) other quantitative information and (ii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Nine Months Ended September 30,
	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$578	$22
Operating cash flows from operating leases	$296	$236
Finance cash flows from finance leases	$128	$2
Right-of-use asset obtained in exchange for new finance lease liabilities	$2,731	$—
Right-of-use asset obtained in exchange for new operating lease liabilities	$32	$199
Weighted-average remaining lease term, finance lease (months)	39	309
Weighted-average remaining lease term, operating leases (months)	48	65
Weighted-average discount rate - finance leases (1)	17%	12%
Weighted-average discount rate - operating leases (1)	6%	6%

(1)	When our leases do not provide an implicit interest rate, we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

Year Ending December 31,	Operating Leases	Finance Leases
2024 (remaining)	$112	$682
2025	411	1,877
2026	367	26
2027	335	27
2028	343	26
2029 and thereafter	—	543
Total	1,568	3,181
Less: amounts representing present value discounts	166	695
Total lease liabilities	1,402	2,486
Less: current portion	351	1,873
Non-current portion	$1,051	$613

7.	Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	September 30, 2024	December 31, 2023
Raw materials	$97	$104
Finished goods
Biofuels	1,059	1,167
Work in process
Environmental attributes	3,698	2,067
Biofuels	487	—
Spare parts	505	471
Total inventories	$5,846	$3,809

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	September 30, 2024	December 31, 2023
Land	$6,588	$6,505
Plant facilities and infrastructure	74,573	77,329
Machinery and equipment	83,998	95,212
Furniture and office equipment	2,764	2,864
Software	1,701	1,636
Construction in progress	147,836	114,332
Total property, plant and equipment	317,460	297,878
Less: accumulated depreciation and amortization	(97,656)	(86,315)
Property, plant and equipment, net	$219,804	$211,563

During the three and nine months ended September 30, 2024, the Company recorded depreciation expense of $3.1 million and $11.0 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded depreciation expense of $5.2 million and $13.3 million, respectively. During the three and nine months ended September 30, 2024, and 2023, $1.2 million, $3.7 million, $1.1 million, and $3.0 million, respectively, of depreciation expense was recorded into inventory. During the three and nine months ended September 30, 2024, and 2023, $0.6 million, $3.2 million, $1.6 million, and $4.6 million, respectively, was recorded to depreciation expense due to sales of inventory.

Construction in progress includes $131.0 million for Gevo, primarily related to the NZ1 project, $16.0 million for the Agri-Energy segment (“Agri-Energy”) related to a fractionation and hydrocarbon skid, and $0.8 million for NW Iowa RNG at September 30, 2024. Construction in progress includes $98.2 million for Gevo, primarily related to the NZ1 project, $15.5 million for Agri-Energy, and $0.6 million for NW Iowa RNG at December 31, 2023. Construction in progress is not subject to depreciation until the assets are placed into service.

9.	Intangible Assets

Identifiable intangible assets consist of acquired patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products, and identifiable intangible assets acquired as part of the acquisition of Cultivate Agricultural Intelligence, LLC, see Note 18 Business Combinations for additional information.

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	September 30, 2024
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,580	$(2,057)	$2,523	7.4
Defensive assets	4,900	(1,775)	3,125	8.4
Developed technology	1,300	—	1,300	5.0
Customer-related intangible	1,500	—	1,500	16.0
Trade name	100	—	100	4.0
Intangible assets	$12,380	$(3,832)	$8,548	8.9

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	December 31, 2023
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,580	$(1,621)	$2,959	7.4
Defensive assets	4,900	(1,335)	3,565	8.4
Intangible assets	$9,480	$(2,956)	$6,524	7.9

The Company recorded amortization expense of $0.3 million and $0.9 million for each of the three and nine months ended September 30, 2024 and 2023, respectively.

The following table details the estimated amortization of identifiable intangible assets as of September 30, 2024 (in thousands):

			Developed	Customer-Related
Year Ending December 31,	Patents	Defensive Assets	Technology	Intangible	Trade Name	Total
2024 (remaining)	$146	$146	$65	$23	$6	$386
2025	582	586	260	94	25	1,547
2026	582	586	260	94	25	1,547
2027	582	586	260	94	25	1,547
2028	582	586	260	94	19	1,541
2029 and thereafter	49	635	195	1,101	—	1,980
Total intangible assets	$2,523	$3,125	$1,300	$1,500	$100	$8,548

10.	Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	September 30, 2024	December 31, 2023
Deposits (1)	$185	$166
Prepaid feedstock (2)	1,990	440
Equity interest (3)	1,500	1,500
Exclusivity fees (4)	—	583
Deposits receivable (5)	41,688	33,602
Earnest money deposit (6)	10,000	—
Other assets, net (7)	8,161	8,028
Total deposits and other assets	$63,524	$44,319
(1)	Deposits for services.
(2)	Prepaid feedstock fees, non-current, for the production of RNG.
(3)	The Company directly holds a 3.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. Recent observable equity raises indicated no impairment issues. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary, see Note 15, Commitments and Contingencies, for additional information.
(4)	Axens will provide certain alcohol-to-SAF technologies and services exclusively provided to the Company which may be offset against future license fees subject to the delivery of a process design package.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce to design and construct the power generation, transmission and distribution facilities that will serve NZ1, $5.5 million of which will be either reimbursed or used as an investment into the wind generation facility, with the remaining $36.2 million expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(6)	Earnest money deposited in connection with the announced Red Trail Purchase Agreement, see Note 1, Nature of Business, Financial Condition and Basis of Presentation for additional information.
(7)	Primarily comprised of pre-operation payments for sand separation systems to process manure feedstock which were allocated to the non-lease fuel supply, being amortized over the life of the project.
11.	Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities (in thousands) as of:

	September 30, 2024	December 31, 2023
Accounts payable	$1,612	$2,718
Accrued liabilities	12,095	6,448
Accrued construction in progress	5,600	6,965
Accrued payroll and related benefits	7,089	6,621
Total accounts payable and accrued liabilities	$26,396	$22,752

12.	Debt

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Remarketed Bonds retained the same maturity date of January 1, 2042. The Remarketed Bonds now bear interest of 3.875% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually. The effective interest rate is 1.2%. The Company incurred $1.7 million of debt issuance costs associated with the remarketing. As of September 30, 2024, debt issuance costs net of amortization were $1.3 million.

The Remarketed Bonds are supported by a $69.6 million New Bond Letter of Credit; see Note 4, Restricted Cash, issued to the incumbent Trustee that can draw sufficient amounts on the New Bond Letter of Credit to pay the principal and interest, in case of default, until the first mandatory tender date of April 1, 2026. The Remarketed Bonds are callable and re-marketable on or after November 1, 2024. If the Remarketed Bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the New Bond Letter of Credit to repay the bonds in their entirety at the purchase price. As of September 30, 2024, no amounts have been drawn under the New Bond Letter of Credit.

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

The summary of the Company’s long-term debt is as follows (in thousands) as of:

	Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
Remarketed Bonds, net	3.9%	April 2042	$68,155	$68,155
SBA Loans	1.0%	April 2025	45	119
Equipment	4% to 5%	December 2024	8	32
Total debt			68,208	68,306
Less: unamortized costs			(1,253)	(188)
Total debt, net			$66,955	$68,118
Less: current portion			(53)	(68,097)
Total non-current debt			$66,902	$21

Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2024 (remaining)	$24
2025	29
2026	68,155
Total debt	$68,208

13.	Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”), and the Employee Stock Purchase Plan.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2023, upon approval of the stockholders at the 2023 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 37,980,074 shares. At September 30, 2024, 1,978,734 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s equity classified stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of production	$16	$25	$47	$37
General and administrative	3,113	4,239	10,772	11,480
Other operating expenses	657	(132)	1,666	1,235
Total stock-based compensation	$3,786	$4,132	$12,485	$12,752

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the nine months ended September 30, 2024, were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average	Aggregate
	Number of	Exercise	Term	Grant-Date	Intrinsic
	Options	Price (1)	(years)	Fair Value	Value
Options outstanding at December 31, 2023	8,109,123	$3.51	8.8	$2.96	$—
Granted	6,538,646	$0.70		$0.62	$—
Forfeited and expired	(248,977)	$2.18		$1.99	$—
Exercised	—	$—		$—	$—
Options outstanding at September 30, 2024	14,398,792	$2.26	8.8	$1.92	$—
Options vested and expected to vest at September 30, 2024	14,398,792	$2.26	8.8	$1.92	$—
(1)	Exercise price of options outstanding ranges from $0.67 to $876 as of September 30, 2024. The higher end of the range is due to the impact of several reverse stock splits during the years 2015 to 2018.

As of September 30, 2024, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to stock options was $6.7 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.9 years.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Non-vested restricted stock awards and the changes during the nine months ended September 30, 2024, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2023	6,159,341	$2.30
Granted	5,674,401	$0.74
Vested and issued	(3,409,285)	$4.55
Forfeited and expired	(202,677)	$1.68
Non-vested at September 30, 2024	8,221,780	$1.08

As of September 30, 2024, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to restricted stock awards was $7.5 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.9 years.

14.	Income Taxes

The Company has incurred operating losses since inception; therefore, no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of our deferred tax assets as they relate to income taxes. Our effective tax rate from continuing operations was 0% for each of the three and nine months ended September 30, 2024, and 2023. The rate differs from the U.S. Federal statutory tax rate of 21% due to a full valuation allowance.

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2024, the Company did not have any liabilities associated with indemnities.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2024.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for our anaerobic digesters at the NW Iowa RNG project. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Zero6 Commitments. In September 2022, the Company entered into a development agreement with Zero6 to construct and operate a wind project for the provision of electric energy for NZ1. Pursuant to the agreement, the Company has committed to pay Zero6 total development charges of $9.5 million, comprised of advanced development fee payments of $1.2 million and $8.4 million upon completion of the project, in addition to certain reimbursable costs of $1.2 million. The Company is not contractually obligated for the specified development charges until certain milestones are met in future periods, and upon completion of the project. Further, the Company has committed to fund certain discretionary, budgeted costs associated with long lead equipment and engineering services for NZ1, totaling an estimated $18.6 million. The amount is expected to be fully reimbursed upon completion of the project. Gevo has priority liens against the equipment and constructed facilities under the contracts. See Note 19 below for further information.

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

The estimated commitments as of September 30, 2024, and thereafter are shown below (in thousands):

	December 31,
						2029 and
	2024	2025	2026	2027	2028	thereafter	Total
Fuel Supply Payments	$809	$1,702	$1,718	$2,060	$1,753	$25,968	$34,010
Zero6 Commitment	9,694	9,235	—	8,350	—	—	27,279
Renewable Energy Credits	33	133	134	133	133	1,511	2,077
Electricity Above Use (Est.)	85	—	—	—	—	—	85
Total	$10,621	$11,070	$1,852	$10,543	$1,886	$27,479	$63,451

16.	Fair Value Measurements

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Level 3 – inputs are unobservable and corroborated by little or no market data.

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at September 30, 2024, and December 31, 2023 are as follows (in thousands):

Fair Value Measurements at September 30, 2024
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$223,227	$223,227	$—	$—

Fair Value Measurements at December 31, 2023
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$298,349	$298,349	$—	$—
(1)	Cash and cash equivalents includes $213.2 million and $283.2 million invested in U.S. government money market funds as of September 30, 2024 and December 31, 2023, respectively.

The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2023, and September 30, 2024.

For the Remarketed Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the Remarketed Bonds was assumed to be April 1, 2026 (two years from issuance) with repayment of 100% of principal on that date. The impact of the Company’s optional redemption feature, effective November 1, 2024, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the Remarketed Bonds as of September 30, 2024, are summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
Remarketed Bonds	$68,155	$68,993

17.	Stockholders’ Equity

Share Issuances

At-the-Market Offering Program

In January 2024 the Company filed a registration statement on Form S-3, which included a base prospectus which covers the offer, issuance and sale of up to an aggregate of $750.0 million of the registrant’s common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts and units and an at-the-market offering prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $500.0 million of common stock that may be issued and sold under an at-the-market-offering agreement.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2024, the Company has remaining capacity to issue up to $500.0 million of common stock under the at-the-market offering program.

Registered Direct Offering

In June 2022, the Company completed a registered direct offering (the “June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of September 30, 2024, none of the Series 2022-A Warrants had been exercised.

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

The Company repurchased 1.1 million and 7.2 million shares of common stock for $0.6 million and $4.7 million under the stock repurchase program during the three and nine months ended September 30, 2024, respectively. Shares were repurchased at market value, and were retired immediately upon repurchase. The Company did not repurchase any shares during the three and nine months ended September 30, 2023. As of September 30, 2024, approximately $20.3 million remained available under the stock repurchase program.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth information pertaining to shares issued upon the exercise of warrants:

					Shares	Shares
					Issued upon	Underlying
				Shares	Warrant	Warrants
			Exercise	Underlying	Exercises as	Outstanding
			Price as of	Warrants on	of	as of
	Issuance	Expiration	September 30,	Issuance	September 30,	September 30,
	Date	Date	2024	Date	2024	2024
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,995,867	4,133
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				63,333,336	29,995,867	33,337,469
(1)	Equity-classified warrants.

During the nine months ended September 30, 2024, common stock was issued as a result of the exercise of warrants as shown below (dollars in thousands):

	Common Stock Issued	Proceeds
Series 2020-A Warrants	81,798	$49

18.	Business Combinations

Acquisition of Cultivate Agricultural Intelligence, LLC

On September 25, 2024 (the “Cultivate Acquisition Date”), the Company acquired all of the issued and outstanding membership interests of Cultivate Agricultural Intelligence, LLC (“Cultivate”) pursuant to the terms of the Membership Interest Purchase Agreement between the Company and Cultivate, as well as Cultivate’s individual members (the “Cultivate Acquisition”).

The Cultivate Acquisition met the requirements to be considered a business combination under ASC 805: Business Combinations (“ASC 805”). The assets and liabilities acquired from Cultivate, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the Cultivate Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the Cultivate Acquisition Date as required under ASC 805. The Company has not presented pro forma results because the Cultivate Acquisition was not deemed significant at the date of closing. Amounts related to the Cultivate Acquisition included in Condensed Consolidated Statements of Operations are insignificant.

The Cultivate Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $6.9 million. Included in the total consideration is cash consideration of $6.2 million and estimated contingent consideration totaling $0.7 million (the “Cultivate Earn-out liability”), for which the Company may be required to pay additional cash consideration contingent on future net profit-based performance targets between the closing date and the fourth anniversary of the closing date, up to a maximum of $2.0 million. As of the Cultivate Acquisition Date, the fair value of the Cultivate Earn-out liability was determined using a Monte Carlo simulation approach, and is considered a Level 3 fair value measurement. As of September 30, 2024, the Cultivate Earn-out liability’s fair value of $0.7 million is reported within the Other long-term liabilities line item in the Condensed Consolidated Balance Sheets. The fair value will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in the fair value of the Cultivate Earn-out Liability recognized in the Condensed Consolidated Statements of Operations.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table displays the total purchase consideration transferred in the Cultivate Acquisition (in thousands):

Amount
Cash consideration	$6,167
Earn-out consideration	730
Total purchase consideration transferred	$6,897

The Company incurred approximately $0.1 million of direct acquisition-related expenditures, which are recognized in General and administrative expense in the Condensed Consolidated Statements of Operations.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Cultivate Acquisition (in thousands):

Cultivate
Acquisition Date
Fair Value
Current assets	$302
Property, plant and equipment	21
Intangible assets	2,900
Goodwill	3,742
Other assets	18
Total assets acquired	6,983
Current liabilities	86
Total liabilities assumed	86
Total assets acquired and liabilities assumed	$6,897

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the Cultivate Acquisition Date. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

The assets and liabilities were recorded at their respective fair values as of September 25, 2024. The Company developed the fair value of intangible assets, which includes developed technology, a customer-related intangible, and trade names, using various techniques including the relief from royalty method and multi-period excess earnings method. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value. Goodwill represents the future economic benefits that the Company expects to achieve as a result of the acquisition of the human capital and assets acquired. The goodwill resulting from this acquisition is expected to be deductible for tax purposes. The fair value of net assets acquired, intangibles, and goodwill, was assigned to the Company’s Gevo segment.

The following table sets forth the intangible assets acquired in the Cultivate Acquisition (in thousands):

	Cultivate	Estimated
	Acquisition Date	Life
	Fair Value	(Years)
Developed technology	$1,300	5
Customer-related intangible	1,500	16
Trade names	100	4
Total intangible assets	$2,900

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

19.	Variable Interest Entities

The Company has entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”) to facilitate the development and construction of facilities to provide carbon neutral power to NZ1. ZEDI established two wholly owned subsidiaries, structured as limited liability companies, to operate the power facilities.

Nonconsolidated VIEs

During September 2022 and February 2023, the Company entered into agreements with ZEDI, a national clean energy expert that provides expertise in capital management, development, engineering, and asset management, to develop and construct facilities to provide carbon neutral power to NZ1 via the Net-Zero Project LLCs (the “Project LLCs”). In December 2023 the agreements with ZEDI related to the two Project LLCs were amended to remove certain kickout rights that previously existed.

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

There was no gain or loss recognized as a result of the deconsolidation of the Project LLCs. We have recognized $40.8 million in Deposits and other assets related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs.

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

Agri-Energy segment. The Agri-Energy segment is currently responsible for the operation of the Company’s Luverne Facility.

Renewable Natural Gas segment. The Renewable Natural Gas segment produces pipeline quality methane gas captured from dairy cow manure.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended September 30, 2024
			Renewable
(in thousands)	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$13	$—	$1,952	$1,965
Depreciation and amortization	$(435)	$(2,387)	$(672)	$(3,494)
Loss from operations	$(18,226)	$(2,950)	$(2,832)	$(24,008)
Interest income	$3,817	$—	$—	$3,817
Interest expense	$(227)	$—	$(880)	$(1,107)
Acquisitions of property, plant, and equipment	$9,068	$(60)	$743	$9,751

	Three Months Ended September 30, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$11	$—	$4,517	$4,528
Depreciation and amortization	$(455)	$(2,625)	$(1,914)	$(4,994)
Loss from operations	$(17,382)	$(3,114)	$(230)	$(20,726)
Interest income	$5,236	$—	$—	$5,236
Interest expense	$(87)	$(4)	$(449)	$(540)
Acquisitions of patents, plant, property and equipment	$18,998	$216	$1,670	$20,884

	Nine Months Ended September 30, 2024
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$950	$—	$10,265	$11,215
Depreciation and amortization	$(1,325)	$(7,550)	$(3,347)	$(12,222)
Loss from operations	$(56,410)	$(9,505)	$(5,263)	$(71,178)
Interest income	$12,504	$—	$—	$12,504
Interest expense	$(557)	$(1)	$(2,204)	$(2,762)
Acquisitions of property, plant, and equipment	$34,219	$452	$1,788	$36,459

	Nine Months Ended September 30, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Revenues	$1,729	$—	$11,097	$12,826
Depreciation and amortization	$(1,343)	$(7,881)	$(5,099)	$(14,323)
Loss from operations	$(47,284)	$(9,503)	$(3,711)	$(60,498)
Interest income	$13,974	$—	$—	$13,974
Interest expense	$(260)	$(12)	$(1,343)	$(1,615)
Acquisitions of property, plant, and equipment	$55,045	$239	$6,129	$61,413

	September 30, 2024
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Total assets	$495,818	$21,932	$86,040	$603,790

	December 31, 2023
			Renewable
	Gevo	Agri-Energy	Natural Gas	Consolidated
Total assets	$519,994	$28,818	$101,510	$650,322

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our results of operation and liquidity, our ability to finance, develop, and construct our Net-Zero Projects (as defined below), as well as other growth projects, our ability to produce our products, our expectations regarding the demand for our products and our ability to meet such demand, our ability to meet production, financial and operational guidance, our ability to generate revenue from our executed contracts, our strategy to pursue low-carbon or “net-zero” carbon renewable fuels for sale into California and elsewhere, our ability to replace our fossil-based energy sources with renewable energy sources at our Net-Zero Projects and elsewhere, our expectations regarding the location and start-up date for our initial Net-Zero Project, our expectations regarding our ability to produce renewable liquid hydrocarbons, our expectations regarding our ability to produce protein and other products for use in the food chain, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce sustainable aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business and the sources of those funds, our ability to perform under our existing offtake agreements and other sales agreements we may enter into in the future, our acquisition strategy and, if completed, the potential success and financial contributions of proposed acquisitions, our ability to successfully operate our renewable natural gas (“RNG”) facilities in Iowa, our ability to produce renewable hydrocarbon products at a commercial level and at a profit, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, our expectations regarding the demand for carbon credits, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF development and production, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”), including Item 1A. “Risk Factors” of our 2023 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are a growth-oriented carbon abatement company that focuses on hard to decarbonize market sectors such as jet fuel, certain specialty fuels, on-road fuels, chemicals and materials, and certain products for the food chain such as protein and feeds made as co-products from our processes. Each of the market areas in which Gevo focuses have in common the need for carbon-based products and are not conducive to full electrification or hydrogen. We produce and sell renewable, drop-in products for these sectors, and generate carbon abatement value through our plant design and business systems. Carbon abatement value can be valorized via Renewable Identification Numbers (“RINs”), state credits, Inflation Reduction Act (“IRA”) tax credits, and the value of Scope 3 greenhouse gas emissions for end customers. Gevo is primarily a project development, investment, and technology company, which also holds certain operating assets with the intent of generating cash flow.

Our primary market focus, given the large demand and growing customer interest, is net-zero hydrocarbon fuels, including SAF. We believe that SAF produced from a carbohydrate-to-alcohol process is the most economically viable approach to generate value from carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline and racing fuel blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes for plastics and materials; and other chemicals. Global fuel consumption by commercial airlines continues to grow, with jet fuel consumption expected to rise from approximately 92 to 99 billion gallons from 2023 to 2024, respectively.

To serve these markets, we are developing commercial projects for converting renewable energy into energy-dense, liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a “net-zero” greenhouse gas (“GHG”) footprint. We believe that this addresses the global need of reducing GHG emissions with “drop in” sustainable alternatives to petroleum fuels. We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the “GREET Model”) to measure, predict and verify GHG emissions across the life cycle of our products. The “net-zero” concept means Gevo expects that by using sustainably grown feedstock (e.g., low till, no-till cultivation) and renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a net-zero, full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel. This is because such feedstocks come from crops, which take carbon dioxide out of the atmosphere and convert it into biomass through photosynthesis. This yields vital amino acid nutrients, or protein, that must be consumed in order to sustain humans and animals, as well as vegetable oil and carbohydrates, or sugar. The plant sugar may be fermented with microorganisms to produce a clean alcohol suitable for industrial scale chemical processing into hydrocarbons. Given the overabundance of plant-derived sugar, the growing unmet demand for drop-in, renewable hydrocarbons such as SAF, and the availability of demonstrated industrial-scale technologies that can convert plant sugars to alcohols and then to hydrocarbons, we view our project as first movers in an attractive, scalable new industry connecting this overabundance of plant sugar to unmet demand for products such as SAF.

Project Updates

Net-Zero Projects. Our concept of “Net-Zero Projects” is a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. Our initial Net-Zero Project, Net-Zero 1 (“NZ1”), is expected to be located in Lake Preston, South Dakota, and is being currently designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF, which would fulfill part of our approximately 350 MGPY of SAF and hydrocarbon supply agreements. The liquid hydrocarbons, when burned, are expected to have a “net-zero” GHG footprint. Along with the hydrocarbons, NZ1 is expected to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn to produce the carbohydrates needed for the production of SAF while simultaneously enabling the production of protein and oil; the second step produces alcohols using carbohydrate-based fermentation; and the third step is the conversion of the alcohols into hydrocarbons.

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

We currently expect to finance the construction of NZ1 at the subsidiary level using a combination of Company equity, third-party capital, and non-recourse debt. The Company previously projected a range of $90.0 – $125.0 million to be spent on NZ1 between January 2024 and the financial close of NZ1. Year to date 2024, the Company spent $32.3 million and expects the remaining spend until the financial close of NZ1 to fall below the previously estimated range. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s ownership in NZ1 under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Net-Zero Projects to grow our SAF production to meet the demand for SAF.

In order to achieve full construction financing for NZ1, we need to secure third-party equity and debt. Upon receiving an invitation from the U.S. Department of Energy (“DOE”), we submitted a Part II Application for a DOE loan guarantee for a direct lending from the Federal Financing Bank. In August 2023, Gevo was invited to enter the due diligence and underwriting phases with the DOE. Given the current interest rate environment and general macroeconomic conditions, a DOE-guaranteed loan is expected to be our most attractive debt option and offer the lowest cost of debt for the project. We expect that obtaining a DOE-guaranteed loan will have the benefit of reducing the overall amount of equity required to finance NZ1 and should result in higher project equity returns for investors which should increase the likelihood of Gevo successfully financing NZ1. On October 16th, 2024, NZ1 reached a critical milestone of receiving conditional commitment from the DOE for a loan guarantee facility with a capacity of $1.6 billion (including capitalized interest during construction). This milestone is significant as it helps to validate NZ1’s integrity, which is underpinned by the DOE’s diligence process. The focus is now on negotiating and closing this DOE loan and our project level equity financing as quickly as possible. We expect that our NZ1 plant start-up date will occur approximately thirty-six months after the NZ1 financing closes, the timing of which is uncertain. We are also working to secure access to carbon capture and sequestration at the site.

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

Red Trail Energy Asset Purchase Agreement. On September 10, 2024, the Company and its wholly owned subsidiaries Richardton CCS, LLC (“R-CCS”), and Net-Zero Richardton, LLC (together with the Company and R-CCS, the “Buyers”) entered into an Asset Purchase Agreement (the “Red Trail Purchase Agreement”) with Red Trail Energy, LLC, a North Dakota limited liability company (“Seller”). Pursuant to the Red Trail Purchase Agreement, and subject to the terms and conditions thereof, Buyers will acquire substantially all of the assets, and assume certain liabilities, of Seller on the terms set forth therein (the “Transaction”). The purchase price is $210,000,000, subject to customary adjustments, including a working capital adjustment (the “Purchase Price”). It is expected that the Purchase Price will be funded by a mixture of Company cash on hand and additional debt financing to be obtained prior to closing. The Transaction is expected to close in the first quarter of 2025, subject to (i) the approval of the Transaction by holders of a majority of the Seller’s outstanding Class A Membership Units, (ii) regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) the procurement of debt financing by the Buyers on terms satisfactory to the Buyers and (iv) other closing conditions.

In connection with the Red Trail Purchase Agreement, the Company and Seller entered into an escrow agreement pursuant to which the Company (i) has deposited $10,000,000 in earnest money, see Note 10, Deposits and Other Assets, which will be applied against the Purchase Price, (ii) will deposit $1,260,000 of the Purchase Price at closing for the purposes of securing the post-closing indemnification obligations of Seller, and (iii) will deposit $5,000,000 of the Purchase Price at closing for purposes of securing any Purchase Price adjustments. In addition, Buyers obtained a representation and warranty insurance policy to provide coverage for certain breaches of representations and warranties of the Seller, which coverage is subject to certain exclusions, deductibles and other terms and conditions as set forth in the policy.

Renewable Natural Gas Project. The RNG project in Northwest Iowa (the “RNG Project”) started up and began producing and injecting initial volumes of biogas in 2022, during the project’s testing and ramp-up period. In 2023, the project achieved stable production levels and surpassed our annual production target of 310,000 million British thermal units (“MMBtu”). In addition, we completed an expansion to the RNG Project to increase its annual expected output from 355,000 MMBtu to 400,000 MMBtu. Further increased production is intended through debottlenecking to achieve 500,000 MMBtu

Gevo’s revenue primarily stems from the RNG Project’s sales of the environmental attributes associated with RNG. These include attributes available from California’s Low Carbon Fuel Standard (“LCFS”) program and the U.S. Environmental Protection Agency (“EPA”) Renewable Fuels Standard (“RFS”) program (“RFS Program”) to receive renewable identification numbers (“RINs”). Gevo was granted registration approval by the EPA in 2022, allowing us to participate in the RFS Program to receive RINs.

We currently operate under a temporary pathway from California’s LCFS program, which we received during the first quarter of 2023. We continue to realize sales for our environmental attributes under the temporary pathway for LCFS credits and RINs in 2024.

Verity. Verity Holdings, LLC (“Verity”), a wholly owned subsidiary of Gevo, Inc., is at the forefront of creating the ability to track, verify, and empirically value carbon intensity across the full carbon lifecycle. Verity provides end-to-end carbon accounting via a proprietary digital measure, report and verify (“MRV”) platform. This platform specializes in carbon accounting and services aimed at maximizing the value of environmental benefits throughout the entire business system. Verity's comprehensive approach includes regulatory analysis, strategy development, life cycle analysis, compliance management, audit readiness, carbon marketing, utilization and retirement services, and trading/marketing for Scope 1, 2, and 3 emissions. By integrating advanced technological capabilities, Verity supports Gevo's mission of converting renewable energy and biogenic carbon into sustainable fuels and chemicals with a net zero or better carbon footprint.

Key Verity project highlights include:

●	Development began in 2020 as a value-added service for our SAF production;
●	Three ethanol producer customers contracted, and growing;
●	Current customers comprise 2% of the total U.S. ethanol market or more than 300 million gallons per year;
●	100% farmer retention in the grower program comprising 76,000 acres and growing;
●	Initiated our first privately sponsored growers program for a biofuel client in the midwestern U.S.; and
●	Capital light, fee-based, industry agnostic business.

Customers. In March 2023, we entered into a joint development framework agreement with Southwest Iowa Renewable Energy; in August 2023, we entered into a joint development framework agreement with a second ethanol producer in the midwestern U.S. that has over 100 million gallons of capacity; and in October 2023, we entered into an agreement with a third ethanol producer in the southwestern U.S. These agreements include commercial terms and profit-sharing frameworks. As we grow Verity as an externally facing business, we are working to sign up additional ethanol and biofuel customers. Each of these agreements will focus on implementing Verity technology and developing the market for carbon credits to help farmers and biofuel producers quantify the CI reductions for their products.

Acquisition of CultivateAI. In the third quarter of 2024, Gevo acquired Cultivate Agricultural Intelligence, LLC (“CultivateAI”), a leading provider of agricultural data through a cloud-based, mobile software as a service (“SaaS”) platform. Gevo plans to fold CultivateAI into Verity to accelerate Verity’s business development and growth. CultivateAI is a proven business with expected 2024 revenue of $1.7 million and corresponding positive cash flow. The business provides agricultural data to clients through a SaaS platform, leveraging high-resolution drone and satellite technology. This process begins by capturing detailed imagery of an agricultural operation. CultivateAI uses that information to build missing GIS maps and create a digital agricultural inventory, including facilities, assets, and crops. This comprehensive digital inventory generates quantifiable insights that help customers improve management practices and overall performance.

CultivateAI has several key partnerships that we believe will continue to help streamline high-quality data collection for customers as part of the Verity platform. These include:

1.	CultivateAI's integration with John Deere Operations Center™, which enables automatic downloads of field boundaries and operation maps into a CultivateAI data silo, so there is no need to manually transfer or enter customer data. Then, the CultivateAI software platform aggregates and cleans volumes of machine sensor data. The result is planting, application, harvest and tillage maps assigned to the correct field by GPS location that is used in automated seed, chemical and nutrient product performance summaries. Customers can view summaries for an entire operation, or all the way down to smaller management zones or test plots within fields, enabling convenient, unbiased, data-driven insights of products.
2.	CultivateAI is a certified Wingtra Dealer serving the Precision Agriculture Market in the U.S. The team utilizes Wingtra drones in its own commercial drone collection operations and has vast experience with multispectral sensors for agriculture asset management and vegetation health sensing. The Wingtra system, paired with CultivateAI software, enables quick drone imagery capture and automated insights displayed in cloud based software.

Gevo expects to combine CultivateAI’s digital drone and satellite-based agriculture data and analytics platform with Verity’s carbon accounting and tracking solutions. We believe this combination will provide the most comprehensive, highest quality, data-driven solutions for carbon abatement in food, feed, fuels, and industrial markets, while simultaneously helping farmers improve their operations, sustainability, and profitability. CultivateAI and Verity offer a cloud-based, mobile SaaS platform that helps farm operators, agronomists, ag-service providers, and researchers make informed, data-driven decisions with real-time analytics.

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

During the three and nine months ended September 30, 2024, the Company incurred $1.1 million and $4.6 million of costs under the USDA Grant, which are included in Project development costs in the Consolidated Statement of Operations. During the three and nine months ended September 30, 2024, the Company recognized $1.5 million and $3.5 million of amounts received, included in Project development costs in the Consolidated Statement of Operations, which represent reimbursements for prior periods. The Company expects to be reimbursed for all expended eligible costs not yet reimbursed by the USDA Grant in future periods.

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

Under the terms of the agreement with LG Chem, we will provide the core enabling technology we have developed for renewable olefins to be produced from low-carbon ethanol and will collaborate with LG Chem to accelerate the pilot research, technical scale-up, and commercialization of bio-propylene. LG Chem is expected to bear all scale-up costs for chemicals and make certain payments to Gevo. In the second quarter of 2023, we received $1.1 million, which is net of foreign taxes withheld of $0.2 million, and in the second quarter of 2024 received $0.7 million, which is net of foreign taxes withheld of $0.1 million. We expect to receive an additional $0.4 million through 2025 to help defray costs associated with the joint development efforts. In addition, LG Chem agreed to make certain payments to us upon commencement of commercialization as follows:

●	$5.0 million upon commencement of commercialization, to be paid ratably over a period of five years.
●	1% royalty on net sales for the first production facility beginning six years from commercial operation.
●	1% royalty on net sales for all subsequent production facilities upon commencement of operations.

We also achieved the following recent milestones on our ETO technology:

●	In the first quarter of 2024, we successfully launched an ETO pilot plant at a third-party facility in Crosby, Texas, which continued to operate successfully in Q2 and has delivered the results required to move to the next phase of scale-up in our agreement with LG Chem.
●	We achieved the second milestone under the joint development agreement with LG Chem in April 2024. As a result, we have received, project-to-date, $2.1 million in payments under the agreement.
●	In the third quarter of 2024, we successfully completed the first phase of developing our ETO pilot plant at a third-party facility. The data is being used for process design and further scale-up planning.

Shell Purchase Contract. On August 16, 2024, we entered into a Purchase Contract (the “Shell Agreement”) with Shell Global Solutions Deutschland GmbH (“Shell”), pursuant to which Gevo agreed to supply to Shell (a) hydrocarbon-based performance racing blend stock (“2GFuel”); and (b) other products if and as may be mutually agreed from time to time. The 2GFuel must meet certain quality specifications set forth in the Shell Agreement.

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

Investment Tax Credit Sales. On September 18, 2024, we sold approximately $15.3 million in Investment Tax Credits (“ITCs”) to an undisclosed corporate buyer. This transaction monetized IRA Investment Tax Credits generated from the commercialization of the RNG Project by Gevo NW Iowa RNG, LLC and provided net cash proceeds of approximately $14.0 million to us after transaction fees. Due to a recalculation of the RNG Project’s available ITCs, the amounts in this paragraph have been adjusted from the previously disclosed amounts of approximately $20 million in ITC sales and approximately $17.0 million net cash proceeds to us.

Nasdaq Listing Rules Compliance

On February 29, 2024, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the minimum bid price of our common stock had been below $1.00 per share for the previous 30 consecutive business days. On September 27, 2024, we received a letter from Nasdaq notifying the Company that it had regained compliance with Nasdaq Listing Rule 5550(a)(2), because for the 10 consecutive business days from September 13 to September 26, 2024, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq considers this matter closed.

Key Operating Metrics

The following table summarizes our RNG Segment key operating metrics, which we use to measure performance:

	Three Months Ended September 30,
(in thousands, unless otherwise indicated)	2024	2023	Change	Change %
Operating revenues
Renewable natural gas	$173	$187	$(14)	(7)%
Environmental attributes - RINs	883	2,932	(2,049)	(70)%
Environmental attributes - LCFS	897	1,398	(501)	(36)%
Total operating revenues	$1,953	$4,517	$(2,564)
Cost of production	$1,936	$2,689	$(753)	(28)%
RNG metrics (MMBtu)
RNG production volumes	101	81	20	25%
Plus: prior period RNG volumes dispensed in current period	29	51	(22)	(43)%
Less: RNG production volumes not dispensed	(68)	(28)	(40)	143%
Total RNG volumes available for RIN and LCFS generation (1)	62	104	(42)
RIN metrics
RIN generation (2)	341	1,223	(882)	(72)%
Less: RINs sold	(341)	(1,223)	882	(72)%
RIN inventory	—	—	—
RNG volumes not dispensed for RINs (MMBtu) (3)	68	28	40	143%
Average realized RIN price (4)	$2.59	$2.40	$0.19	8%
LCFS metrics
LCFS generation (5)	21	24	(3)	(13)%
Less: LCFS sold	(21)	(24)	3	(13)%
LCFS inventory	—	—	—
RNG volumes not dispensed for LCFS (MMBtu)	68	28	40	143%
Average realized LCFS price (4)	$43.14	$69.11	$(25.97)	(38)%
(1)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(2)	RINs are generally generated in the month following the gas being dispensed.
(3)	One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS Program.
(4)	Realized prices for environmental attributes (under the temporary pathway) are net of third-party commissions and thus do not correspond directly to index prices.
(5)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

	Nine Months Ended September 30,
(in thousands, unless otherwise indicated)	2024	2023	Change	Change %
Operating revenues
Renewable natural gas	$533	$457	$76	17%
Environmental attributes - RINs	6,669	7,476	(807)	(11)%
Environmental attributes - LCFS	3,064	3,164	(100)	(3)%
Total operating revenues	$10,266	$11,097	$(831)
Cost of production	$7,827	$8,356	$(529)	(6)%
RNG metrics (MMBtu)
RNG production volumes	285	223	62	28%
Plus: prior period RNG volumes dispensed in current period	34	116	(82)	(71)%
Less: RNG production volumes not dispensed	(68)	(28)	(40)	143%
Total RNG volumes available for RIN and LCFS generation (1)	251	311	(60)	(19)%
RIN metrics
RIN generation (2)	2,554	3,638	(1,084)	(30)%
Less: RINs sold	(2,554)	(3,638)	1,084	(30)%
RIN inventory	—	—	—
RNG volumes not dispensed for RINs (MMBtu) (3)	68	28	40	143%
Average realized RIN price (4)	$2.61	$2.05	$0.56	27%
LCFS metrics
LCFS generation (5)	60	52	8	15%
Less: LCFS sold	(60)	(52)	(8)	15%
LCFS inventory	—	—	—
RNG volumes not dispensed for LCFS (MMBtu)	68	28	40	143%
Average realized LCFS price (4)	$51.06	$60.45	$(9.39)	(16)%
(1)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(2)	RINs are generally generated in the month following the gas being dispensed.
(3)	One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol, and thus may generate 11.727 RINs under the RFS Program.
(4)	Realized prices for environmental attributes (under the temporary pathway) are net of third-party commissions and thus do not correspond directly to index prices.
(5)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023 (in thousands)

	Three Months Ended September 30,
	2024	2023	Change	Change %
Total operating revenues	$1,965	$4,528	$(2,563)	(57)%
Operating expenses:
Cost of production	2,544	2,480	64	3%
Depreciation and amortization	3,494	4,994	(1,500)	(30)%
Research and development expense	1,113	1,558	(445)	(29)%
General and administrative expense	11,679	10,522	1,157	11%
Project development costs	6,593	4,789	1,804	38%
Facility idling costs	550	911	(361)	(40)%
Total operating expenses	25,973	25,254	719	3%
Loss from operations	(24,008)	(20,726)	(3,282)	16%
Other income (expense)
Interest expense	(1,107)	(540)	(567)	105%
Interest and investment income	3,843	5,261	(1,418)	(27)%
Other income, net	116	305	(189)	(62)%
Total other income, net	2,852	5,026	(2,174)	(43)%
Net loss	$(21,156)	$(15,700)	$(5,456)	35%

Operating revenue. During the three months ended September 30, 2024, operating revenue decreased $2.6 million compared to the three months ended September 30, 2023, primarily due to lower sales of environmental attributes from our RNG project. This is due to a buildup of environmental attribute inventory in anticipation of receiving the final pathway approval under the LCFS Program, which we expect to result in a lower CI score. Said approval is anticipated during the first quarter of 2025. During the three months ended September 30, 2024, we sold 101,101 MMBtu of RNG from our RNG project, resulting in RNG sales of $0.2 million and environmental attribute sales of $1.8 million. See Key Operating Metrics above.

Cost of production. Cost of production remained flat during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Depreciation and amortization. Depreciation and amortization decreased $1.5 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to the timing of sales of environmental attribute inventory, which includes allocated depreciation and amortization.

Research and development expense. Research and development expenses decreased $0.4 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to decreased consulting expenses and professional fees.

General and administrative expense. General and administrative expense increased $1.2 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to increases in personnel costs related to the hiring of highly qualified and skilled professionals, and professional consulting fees, partially offset by a decrease in stock-based compensation. On an annual basis, we assess our corporate cost allocation estimates across all segments to reflect the use of centralized administrative functions as well as the allocation of personnel costs related to our project development efforts.

Project development costs. Project development costs are primarily related to our Net-Zero Projects and Verity, which consist primarily of employee expenses, preliminary engineering costs, and technical consulting costs. Project development costs increased $1.8 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to increases in personnel costs, consulting fees, and costs related to our USDA Grant, which have not yet been reimbursed.

Facility idling costs. Facility idling costs are related to the care and maintenance of our Luverne Facility. Facility idling costs decreased $0.4 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Loss from operations. The Company’s loss from operations increased $3.3 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the increase in costs for our Net-Zero and Verity projects.

Interest expense. Interest expense increased $0.6 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and was primarily comprised of interest on the Remarketed Bonds.

Interest and investment income. Interest and investment income decreased $1.4 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the usage of cash for our capital projects and operating costs, resulting in a lower balance of cash equivalent investments during the three months ended September 30, 2024.

Other income (expense), net. Other income (expense), net remained flat for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change ($)	Change (%)
Total operating revenues	$11,215	$12,826	$(1,611)	(13)%
Operating expenses:
Cost of production	8,554	8,836	(282)	(3)%
Depreciation and amortization	12,222	14,323	(2,101)	(15)%
Research and development expense	4,302	4,716	(414)	(9)%
General and administrative expense	35,342	31,891	3,451	11%
Project development costs	19,648	10,635	9,013	85%
Facility idling costs	2,325	2,923	(598)	(20)%
Total operating expenses	82,393	73,324	9,069	12%
Loss from operations	(71,178)	(60,498)	(10,680)	18%
Other income (expense)
Interest expense	(2,762)	(1,615)	(1,147)	71%
Interest and investment income	12,579	14,083	(1,504)	(11)%
Other income, net	328	292	36	12%
Total other income, net	10,145	12,760	(2,615)	(20)%
Net loss	$(61,033)	$(47,738)	$(13,295)	28%

Operating revenue. During the nine months ended September 30, 2024, operating revenue decreased $1.6 million compared to the nine months ended September 30, 2023, primarily due to lower sales of environmental attributes from our RNG project. This is due to a buildup of environmental attribute inventory in anticipation of receiving the final pathway approval under the LCFS Program, which we expect to result in a lower CI score. Said approval is anticipated during the first quarter of 2025. During the nine months ended September 30, 2024, we sold 285,255 MMBtu of RNG from our RNG project, resulting in RNG sales of $0.5 million and environmental attribute sales of $9.8 million, see Key Operating Metrics above. Additionally, we recognized $0.8 million of licensing and development revenue from the agreement with LG Chem during the nine months ended September 30, 2024, compared to $1.3 million during the nine months ended September 30, 2023. See Key Operating Metrics above.

Cost of production. Cost of production decreased $0.3 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to lower costs incurred at our RNG Project in 2024. Additionally, sales of environmental attributes were lower in 2024 compared to 2023, see Key Operating Metrics above.

Depreciation and amortization. Depreciation and amortization decreased $2.1 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to the timing of sales of environmental attribute inventory, which includes allocated depreciation and amortization.

Research and development expense. Research and development expenses decreased $0.4 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to decreased consulting expenses and professional fees.

General and administrative expense. General and administrative expense increased $3.5 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to support efforts for carbon sequestration initiatives, increases in personnel costs related to the hiring of highly qualified and skilled professionals, and professional consulting fees, partially offset by a decrease in stock-based compensation. On an annual basis, we assess our corporate cost allocation estimates across all segments to reflect the use of centralized administrative functions as well as the allocation of personnel costs related to our project development efforts.

Project development costs. Project development costs are primarily related to our Net-Zero Projects and Verity, which consist primarily of employee expenses, preliminary engineering costs, and technical consulting costs. Project development costs increased $9.0 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to patent related costs, increases in personnel costs, and consulting fees.

Facility idling costs. Facility idling costs are related to the care and maintenance of our Luverne Facility. Facility idling costs decreased $0.6 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Loss from operations. The Company’s loss from operations increased by $10.7 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the increase in costs for our Net-Zero and Verity projects.

Interest expense. Interest expense increased $1.1 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and was primarily comprised of interest on the Remarketed Bonds.

Interest and investment income. Interest and investment income decreased $1.5 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the usage of cash for our capital projects and operating costs, resulting in a lower balance of cash equivalent investments during the nine months ended September 30, 2024.

Other income (expense), net. Other income (expense), net remained flat for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

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

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $223.2 million and current and non-current restricted cash of $69.6 million. As of September 30, 2024, we had net working capital of $208.0 million, with $28.7 million of current liabilities. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash, cash equivalents, and restricted cash for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of production facilities and the Company’s Net-Zero Projects; (ii) in combination with project level debt, the acquisition of Red Trail Energy; (iii) potential investment in RNG projects; (iv) potential development of the Luverne Facility; (v) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (vi) exploration of strategic alternatives and additional financing, including project financing; and (vii) debt service obligations associated with any future borrowings. We believe that as a result of our cash and cash equivalents balances and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(38,540)	$(21,128)
Net cash (used in) provided by investing activities	$(37,193)	$107,171
Net cash used in financing activities	$(6,993)	$(150)

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

During the nine months ended September 30, 2024, net cash used in operating activities was $38.5 million compared to $21.1 million for the nine months ended September 30, 2023. Non-cash charges primarily consisted of stock-based compensation expense of $12.5 million, which reflects higher expense for the stock awards issued in the prior period with higher market value, see Note 13 to the Condensed Consolidated Financial Statements for additional information, depreciation and amortization of $12.2 million, and non-cash expense of $1.8 million. The net cash outflow from changes in operating assets and liabilities increased $3.0 million, primarily due to an increase in cash outflows of $9.9 million of prepaid expenses and other current assets, deposits and other assets and $2.7 million of costs associated with the sale of environmental attribute inventory. These were partially offset by $3.2 million related to decreases in accounts receivable and $6.4 million related to accounts payable.

Investing Activities

During the nine months ended September 30, 2024, we had $37.2 million in cash used in investing activities, comprised of investments in our capital projects, including $1.8 million in the RNG project, $23.0 million for NZ1, and $11.7 million in other projects, a $10.0 million payment of earnest money in connection with the Red Trail Purchase Agreement, and $6.0 million paid for the acquisition of CultivateAI. These were partially offset by $15.3 million proceeds from the sale of investment tax credits from the RNG Project.

We have substantially completed the engineering design on our NZ1 project and are proceeding with detailed engineering and modularization design. We are refining the project cost estimates with EPC partners to identify opportunities to reduce and negotiate the cost. We currently expect to finance the construction of NZ1 at the subsidiary level using a combination of Company equity and third-party capital, to include non-recourse debt. The Company previously projected a range of $90.0 – $125.0 million to be spent on NZ1 between January 2024 and the financial close of NZ1. Year to date 2024, the Company spent $32.3 million and expects the remaining spend until the financial close of NZ1 to fall below the previously estimated range. Cash distributions from future NZ1 earnings would be proportionate to Gevo’s ownership in NZ1 under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Net-Zero Projects to grow our SAF production to meet the demand for SAF.

In 2022, we allocated approximately $25.0 million to develop our next Net-Zero Project, of which we have spent $16.8 million. Gevo is in the process of identifying and performing early site development work for additional Net-Zero production locations. These potential sites include greenfield and brownfield (i.e., at an existing ethanol plant) locations that are advantageous in terms of potential economics, opportunities to decarbonize, and time to market. Early development work at the Red Trail Energy site is currently underway.

Financing Activities

During the nine months ended September 30, 2024, we had $7.0 million of net cash used in financing activities, due to payments for repurchases of the Company’s common stock, debt issuance costs, finance lease liabilities, and equipment loans, partially offset by proceeds from the exercise of warrants.

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

Stock Repurchase Program

On May 30, 2023, we authorized a stock repurchase program, under which we may repurchase up to $25 million of our common stock. The primary goal of the repurchase program is to allow us to opportunistically repurchase shares, while maintaining our ability to fund our development projects. Under the stock repurchase program, we may repurchase shares from time to time in the open market or through privately negotiated transactions. The timing, volume and nature of stock repurchases, if any, will be at our sole discretion and will be dependent on market conditions, applicable securities laws, and other factors. The stock repurchase program may be suspended or discontinued at any time and does not have an expiration date. We repurchased 1.1 million and 7.2 million shares of common stock for $0.6 million and $4.7 million under the stock repurchase program during the three and nine months ended September 30, 2024. We did not repurchase shares under the stock repurchase program during the three and nine months ended September 30, 2023. As of September 30, 2024, approximately $20.3 million remained available under the stock repurchase program.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of legal matters is found in Note 15, Commitments and Contingencies, in the accompanying Notes to the Financial Statements included in Part I - Item 1. Financial Statements of this Report.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our 2023 Annual Report, other than as described below. The risk factors in our 2023 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Mergers, acquisitions and other strategic investments may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations.

From time to time, we may complete acquisitions of companies and certain businesses or assets of companies, and we may not realize the expected benefits from such acquisitions because of integration difficulties or other challenges. For example, in September 2024, we entered into an asset purchase agreement with Red Trail Energy, LLC (“Red Trail”) to purchase substantially all of the assets, and assume certain liabilities, of Red Trail (the “Transaction”). The acquisition of Red Trail is expected to close in the first quarter of 2025, subject to closing conditions. There is no assurance that the acquisition of Red Trail will be completed.

In addition, the integration process of any newly acquired business, such as the Transaction, may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

●	failure of the business to perform as planned following the acquisition or achieve anticipated revenue, cash flow or profitability targets;
●	delays, unexpected costs or difficulties in completing the acquisition or integration of acquired companies or assets, including as a result of regulatory challenges;
●	higher than expected costs, lower than expected cost savings or synergies and/or a need to allocate resources to manage unexpected operating difficulties;
●	difficulties assimilating the operations and personnel of acquired companies into our operations;
●	diversion of the attention and resources of management or other disruptions to current operations;
●	unanticipated changes in applicable laws and regulations;
●	risks inherent in our acquired companies’ and businesses’ industry and operations;
●	unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and internal controls with our operations;
●	failures or delays in receiving the necessary approvals by the relevant regulators and authorities;
●	retaining key customers, suppliers and employees;
●	retaining and obtaining required regulatory approvals, licenses and permits;
●	operating risks inherent in the acquired business and our business; and
●	other unanticipated issues, expenses and liabilities.

Our failure to successfully complete the integration of any acquired business, including as a result of regulatory challenges and any adverse consequences associated with future acquisition activities, could have an adverse effect on our business, financial condition and operating results. Even if the integration of any acquired business is successfully completed, the full expected benefits and synergies of the acquisition may not be realized. Additional unanticipated costs, which could be material, may also be incurred in the integration of our business and the acquired business. Additionally, the full benefits of an acquisition may not be realized if the combined business does not perform as expected or demand for the combined company’s services does not meet our expectations. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2024	1,094,493.00	$0.59	1,094,493.00	$20,290,202.86
August 1 - 31, 2024	-	-	-	20,290,202.86
September 1 - 30, 2024	-	-	-	20,290,202.86
Total	1,094,493.00	$0.59	1,094,493.00	$20,290,202.86

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

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

		Incorporated by Reference

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1*	Asset Purchase Agreement, dated as of September 10, 2024, by and among Gevo, Inc., Richardton CCS, LLC, Net-Zero Richardton, LLC, and Red Trail Energy, LLC.	8-K	001-35073	September 21, 2024	2.1

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

10.1#	Employment Agreement, amended and restated as of August 12, 2024, by and among Gevo, Inc. and Patrick Gruber.	8-K	001-35073	August 16, 2024	10.1

10.2#	Employment Agreement, amended and restated as of August 12, 2024, by and among Gevo, Inc. and Christopher Ryan.	8-K	001-35073	August 16, 2024	10.2

10.3#	Employment Agreement, dated August 12, 2024, by and among Gevo, Inc. and Paul Bloom.	8-K	001-35073	August 16, 2024	10.3

10.4#	Employment Agreement, dated August 12, 2024, by and among Gevo, Inc. and Kimberly Bowron.	8-K	001-35073	August 16, 2024	10.4

10.5†	Purchase Contract, dated August 16, 2024, by and between Gevo, Inc. and Shell Global Solutions Deutschland GmbH.	8-K	001-35073	August 21, 2024	10.1

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1*	Asset Purchase Agreement, dated as of September 10, 2024, by and among Gevo, Inc., Richardton CCS, LLC, Net-Zero Richardton, LLC, and Red Trail Energy, LLC.	8-K	001-35073	September 21, 2024	2.1

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

10.1#	Employment Agreement, amended and restated as of August 12, 2024, by and among Gevo, Inc. and Patrick Gruber.	8-K	001-35073	August 16, 2024	10.1

10.2#	Employment Agreement, amended and restated as of August 12, 2024, by and among Gevo, Inc. and Christopher Ryan.	8-K	001-35073	August 16, 2024	10.2

10.3#	Employment Agreement, dated August 12, 2024, by and among Gevo, Inc. and Paul Bloom.	8-K	001-35073	August 16, 2024	10.3

10.4#	Employment Agreement, dated August 12, 2024, by and among Gevo, Inc. and Kimberly Bowron.	8-K	001-35073	August 16, 2024	10.4

10.5†	Purchase Contract, dated August 16, 2024, by and between Gevo, Inc. and Shell Global Solutions Deutschland GmbH.	8-K	001-35073	August 21, 2024	10.1

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

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

Date: November 7, 2024