Form 10-K
period 2024-12-31
Gevo, Inc.
filed 2025-03-27
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $0.4 billion as of June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the Nasdaq Capital Market on June 30, 2024. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 239,609,874.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

GEVO, INC.

FORM 10-K—ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our results of operation and liquidity, our expectations regarding the financing, development, and construction of our Alcohol-to-Jet Projects (as defined below), as well as other growth projects, and the associated costs, our ability to produce our products, our expectations regarding the demand for our products and our ability to meet such demand, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or “net zero” carbon renewable fuels, our ability to replace our fossil-based energy sources with renewable energy sources at our Alcohol-to-Jet Projects and elsewhere, our expectations regarding jet fuel consumption, our expectations regarding the location, start-up date and production results for our initial Alcohol-to-Jet Project, our expectations regarding the benefits of increased modularization of the plant design for our Alcohol-to-Jet Projects, our expectations regarding the benefits of ETO (as defined below) technology for our Alcohol-to-Jet Projects, our expectations regarding our ability to produce and the anticipated benefits of renewable liquid hydrocarbons, our expectations regarding our ability to produce and resell protein and other products for use in the food chain, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce sustainable aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business and the sources of those funds, our ability to successfully operate our renewable natural gas (“RNG”) facilities in Iowa and our expectations regarding levels of RNG production, our ability to offset RNG production costs, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our expectations regarding integration of CultivateAI, our expectations regarding project approvals, our ability to gain market acceptance for our products, our expectations regarding the demand for carbon credits, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF development and production, additional competition and changes in economic conditions and the future price and volatility of petroleum and products derived from petroleum. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A. “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, many of which are beyond our control, including those described in Part I, Item 1A. Risk Factors of this annual report. These risks include, but are not limited to, the following:

●	We have a history of net losses, and we may not achieve or maintain profitability.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.
●	Our proposed growth projects may not be completed or, if completed, may not achieve profitability or perform as expected. Our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce our profitability.
●	We may be unable to successfully perform under current or future offtake and sales agreements to provide our products, and we may need to renegotiate some of our offtake agreements.
●	Fluctuations in the price of corn and other feedstocks may affect our cost structure.
●	Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels.
●	Any decline in the value of carbon credits associated with our products could have a material adverse effect on our results of operations cash flow and financial condition.
●	We may not be successful in the commercialization of alcohol-to-SAF projects utilizing Axens technology.
●	The technological and logistical challenges associated with producing, marketing, selling and distributing renewable hydrocarbon products are complex, and we may not be able to resolve such complexities in a timely or cost-effective manner, or at all.
●	Our actual costs may be greater than expected in developing our growth projects, causing us to realize significantly lower profits or greater losses on our projects.
●	An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
●	We may be subject to liabilities and losses that may not be covered by insurance.
●	We may be unable to produce renewable hydrocarbon products in accordance with customer specifications.
●	Our experience may not be sufficient to operate commercial-scale facilities, and we may encounter substantial difficulties operating commercial plants or expanding our business.
●	Mergers, acquisitions and other strategic investments may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations.
●	The amount of our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling certain obligations.
●	The Credit Agreement contains restrictions that could limit our flexibility in investing in our businesses.
●	If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs and harm our research and development efforts, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.
●	We may face substantial competition from companies with greater resources and financial strength, which could adversely affect our performance and growth.
●	Our business and operations would suffer in the event of IT system failures or a cyber-attack.
●	We may engage in hedging transactions, which could adversely impact our business.
●	As our products have not previously been used as a commercial fuel in significant amounts, their use exposes us to product liability risks.
●	We may not be able to use some or all of our net operating loss carry-forwards tax deductions to offset future taxable income.
●	Competitiveness of our products for fuel use (including RNG) depends in part on government economic incentives for renewable energy projects or other related policies that could change.
●	In order to benefit from RINs and LCFS credits, our RNG projects are required to be registered and are subject to regulatory audit.

●	Our RNG operations, and any future digester projects may not be able to achieve the operating results we expect from these projects.
●	If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.
●	Our ability to compete may be adversely affected if we are unsuccessful in defending against any claims by competitors or others that we are infringing upon their intellectual property rights.
●	Our ability to compete may be adversely affected if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights through costly litigation or proceedings.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.
●	We have received funding from U.S. government agencies, which could negatively affect our IP rights.
●	The U.S. renewable fuels industry is highly dependent upon certain federal and state legislation and regulation and any changes in legislation or regulation could have a material adverse effect on our results of operations, cash flows and financial condition.
●	Reductions or changes to existing regulations and policies may present technical, regulatory and economic barriers, which may significantly reduce demand for renewable fuels or our ability to supply our products.
●	Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, activists and others could adversely affect our business, financial condition and results of operations.
●	Any claims relating to improper handling, storage or disposal of hazardous materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.
●	Our international activities may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.
●	We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our common stock.
●	The market price of our common stock may be adversely affected by the future issuance and sale of additional shares of our common stock or by our announcement that such issuances and sales may occur.
●	Future issuances of our common stock or instruments convertible or exercisable into our common stock may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
●	Raising capital at a subsidiary, or project, level would result in lower revenues attributable back to us.
●	The estimates and assumptions on which our financial projections are based may prove to be inaccurate.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
●	We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
●	If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline. The trading market for our common stock may be influenced by the research and reports that securities or industry analysts publish about us or our business.
●	We are subject to anti-takeover provisions in our certificate of incorporation, our bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.
●	Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

Items 1 and 2.Business and Properties.

Company Overview

Gevo, Inc. (Nasdaq: GEVO), a Delaware corporation founded in 2005, is a next-generation diversified energy company committed to fueling America’s future with cost-effective, drop-in fuels that we believe will have a positive impact on U.S. energy security, abate carbon, and strengthen rural communities to drive economic growth. Gevo’s innovative technology can be used to make a variety of renewable products, including SAF, motor fuels, chemicals, and other materials. Gevo owns and operates one of the largest dairy-based RNG facilities in the United States, turning byproducts into clean, reliable energy. Following its acquisition of the ethanol and carbon capture and sequestration (“CCS”) assets of Red Trail Energy, LLC in January 2025, Gevo also operates an ethanol plant with an adjacent CCS facility. Additionally, Gevo owns the world’s first production facility for specialty alcohol-to-jet (“ATJ”) fuels and chemicals. Through its Verity subsidiary, Gevo offers transparency, accountability and efficiency in tracking, measuring and verifying various attributes throughout the supply chain. While Gevo has been primarily focused on its operations in the U.S., we believe Gevo technology and plant designs have the potential to be deployed in plants across the world since such designs use many types of carbohydrate feedstocks to produce hydrocarbon fuels. Each of the market areas in the U.S. that Gevo focuses on have the common need for carbon-based products and none of them are conducive to full electrification or hydrogen. We produce, sell, and trace renewable, drop-in products for these sectors, and generate carbon abatement value through our plant design and business systems. Carbon abatement value can be valorized via Renewable Identification Numbers (“RINs”), state credits, Inflation Reduction Act (“IRA”) tax credits, and the value of Scope 3 greenhouse gas emissions for end customers. Gevo operates in the sustainable energy sector, focusing on innovative solutions for reducing greenhouse gas emissions and advancing low-carbon energy alternatives. The company’s efforts are primarily concentrated in two key focus areas: GevoFuels and GevoRNG.

GevoFuels

The GevoFuels segment is integral to Gevo's strategy of providing sustainable, low-carbon energy solutions, focusing on developing, constructing, and operating Alcohol-to-Jet projects aimed at decarbonizing the transportation and energy sectors. The flagship Alcohol-to-Jet Project, which we refer to as “ATJ-60,” is targeted to be built in Lake Preston, South Dakota. ATJ-60 is an integrated proprietary greenfield facility designed to produce approximately 60 million gallons of SAF per year using renewable energy and low-carbon feedstocks. We believe ATJ-60 will contribute to reducing greenhouse gas emissions in the aviation industry and expect it to become one of the first large-scale SAF production facilities. Our plans for Gevo’s future projects include further expansion of SAF production capacity, leveraging cutting-edge technologies to meet growing low-carbon fuel demand. Gevo is also implementing a modularization strategy within this segment, enabling the development of smaller, prefabricated production units that can be replicated across future projects. This approach is expected to improve scalability, reduce capital costs, and increase operational flexibility. By scaling SAF production, Gevo aims to lead the transition to sustainable energy, enhancing both environmental and energy solutions.

GevoRNG

The GevoRNG segment focuses on converting methane emissions into RNG through anaerobic digestion. RNG is a sustainable, carbon-neutral energy source without the environmental impact of methane, a potent greenhouse gas. By capturing methane from organic waste, Gevo provides a solution that can mitigate climate change while providing a clean alternative to traditional natural gas, which can be used for electricity generation, heating, and transportation. This segment is vital to Gevo’s commitment to reducing greenhouse gas emissions and advancing a low-carbon energy future. RNG is a renewable resource, produced indefinitely from organic waste, thus reducing reliance on fossil fuels. The RNG segment diversifies Gevo’s revenue streams while supporting its long-term goal of delivering impactful solutions that contribute to a cost competitive, net-zero future and reduce the carbon intensity of operations.

Our Cost Effective Integrated Alcohol-to-Jet Business System

Our primary market focus, given the large demand and growing customer interest, is cost effective net-zero hydrocarbon fuels, including SAF. We believe that SAF produced from a carbohydrate-to-alcohol process is the most economically viable approach to generate value from carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline, racing fuel blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes for plastics and materials; and other chemicals. Global fuel consumption by commercial airlines continues to grow, with jet fuel consumption expected to rise from approximately 92 to 99 billion gallons from 2023 to 2024, respectively.

To serve these markets, we are developing commercial projects for converting renewable energy into energy-dense, liquid hydrocarbons that can be used as drop-in hydrocarbon renewable fuels, such as SAF, with the potential to be cost effective and deliver large amounts of carbon abatement, and even achieve a “net zero” greenhouse gas (“GHG”) footprint. We believe that this addresses the global growing market demand for economical, drop-in fuel products that have a low carbon footprint. We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the “GREET Model”) to measure, predict and verify GHG emissions across the life cycle of our products. The “net zero” concept means Gevo expects that by using sustainably grown feedstock (e.g., low till, no-till cultivation) and renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a net-zero, full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel. This is because such feedstocks come from crops, which take carbon dioxide out of the atmosphere and convert it into biomass through photosynthesis. This yields vital amino acid nutrients, or protein, that must be consumed in order to sustain humans and animals, as well as vegetable oil and carbohydrates, or sugar. The plant sugar may be fermented with microorganisms to produce a clean alcohol suitable for industrial scale chemical processing into hydrocarbons. Given the overabundance of plant-derived sugar, the growing unmet demand for drop-in, renewable hydrocarbons such as SAF, and the availability of demonstrated industrial-scale technologies that can convert plant sugars to alcohols and then to hydrocarbons, we view our project as first movers in an attractive, scalable new industry connecting this overabundance of plant sugar to unmet demand for products such as SAF.

We believe that there is a growing and significant market demand for SAF production generally based on a number of factors, including:

●	Air transportation is widely recognized as a hard-to-decarbonize sector by governments, airlines, and industry stakeholders. De-fossilized jet fuel, or SAF, which has a substantially lower GHG emissions footprint, is expected to be important to achieve the decarbonization of the industry. The International Air Transport Association’s (“IATA”) 77th Annual General Meeting approved a resolution for the global air transport industry to achieve net-zero carbon emissions by the year 2050. Most recently, IATA presented roadmaps to achieve its 2050 Fly Net Zero commitment, which include SAF providing 62 percent of the carbon mitigation needed in 2050. IATA has 317 airline members, including Alaska Airlines, American Airlines, Delta Air Lines, FedEx Express, United Airlines and UPS Airlines, who have committed to spending significant amounts to mitigate the balance of emissions from their global businesses going forward.
●	Newly enacted state-based incentives for SAF in 2023 and 2024, including per-gallon tax credits in Illinois, Minnesota, Washington, and new incentives in New York, as well as federal support such as the Clean Fuel Tax Credit from the Inflation Reduction Act, demonstrate growing public policy support at all levels of government for scaling SAF production and increasing SAF use across the United States.
●	The oneworld® alliance, a global airline alliance consisting of 13 member airlines, committed to a target of 10% SAF use across the alliance by 2030 and plans to reach net-zero emissions by 2050.

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

Our SAF production process uses carbohydrates as a feedstock. Carbohydrates are plant matter that result from photosynthesis, which is a natural process that is powered by sunlight by which carbon dioxide and water are converted to carbohydrates (i.e., plant sugars). This route is fundamentally advantaged fundamentally over chemical routes because not only does photosynthesis capture carbon from the air, but it also naturally captures the electrons powered by sunlight. This means that it takes less energy to produce hydrocarbon fuels from photosynthetically produced raw materials than it does to produce what are known as “e-fuels” where natural processes are not involved. In Gevo’s process, the carbohydrates are fermented to produce alcohol intermediate products (e.g., ethanol or isobutanol). The alcohol-based intermediates are then chemically processed to make renewable hydrocarbons. To achieve cost competitive drop-in fuels that also abate carbon across the whole life cycle of the products, we believe:

●	carbohydrates from sustainably grown feedstocks (e.g., low till, no-till) or other carbohydrate sources with a low carbon intensity (“CI”) score should be used in production;
●	sustainably grown crops that produce large amounts of protein for the food chain as well as carbohydrates, are economically advantaged for generating the raw materials for SAF;
●	the energy (electricity and heat sources) used in production must be de-fossilized; and
●	the products cannot contain fossil-based carbon.

We believe sustainably grown industrial field corn (i.e., corn that is grown with precision agricultural techniques and low-till or no till cultivation to conserve nutrients, prevent water runoff, and erosion) is the best feedstock to commercialize our SAF with initially because:

●	it produces a significant amount of protein and vegetable oil for nutritional products on a per acre basis while also producing an abundance of low CI carbohydrates that can be captured and used as a feedstock for fuels and chemicals;
●	the protein and oil that are produced can be easily separated and sold as co-products into the food chain markets. The protein and oil revenue serves to offset the cost of the corn feedstock;

●	we believe that the carbon footprint of growing corn can be negative, according to calculations completed with the GREET Model, when a full suite of climate-smart agricultural practices is employed on appropriate acres of cropland;
●	we believe that corn can achieve lower CI scores when grown with climate-smart agricultural techniques than waste raw materials or wood;
●	we believe that residual carbohydrates from corn are the lowest cost carbohydrates available as a renewable raw material, and this raw material production is proven and scalable; and
●	field corn is already at large scale serving the feed industry which provides carbohydrates in sufficient scale to serve the SAF and other industries in a meaningful way and at this scale, growers have the potential to have a large impact on carbon reduction.

We believe that leveraging sustainable agriculture practices to address GHG emissions represents a breakthrough solution that can reduce GHGs without compromising sustainability or food supply. We also believe that it will be possible to create an incentive structure that rewards farmers to lower the CI score of their agricultural products and create a cycle of continuous improvement to their overall sustainability footprint.

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

Greenfield Projects

Our "Alcohol-to-Jet Projects" represent a portfolio of planned facilities designed to produce liquid hydrocarbons through the utilization of renewable energy sources, our proprietary technologies, and our plant designs. These projects are aimed at advancing the development and commercialization of drop-in, economical fuels, with a focus on abating GHG emissions and contributing to the achievement of net zero carbon objectives for a growing market. The initial project, ATJ-60, is expected to be located in Lake Preston, South Dakota, and is being designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF. The produced liquid hydrocarbons, when burned, are expected to be cost competitive (on a cash cost production basis) with fossil-based jet fuel, and have the potential to deliver a “net zero” GHG footprint. Along with the hydrocarbons, ATJ-60 is expected to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn to produce the carbohydrates needed for the production of SAF while simultaneously enabling the production of protein and oil; the second step produces alcohols using carbohydrate-based fermentation; and the third step is the conversion of the alcohols into hydrocarbons.

We have substantially completed the engineering design on our ATJ-60 project and are proceeding with detailed engineering and modularization design. We are refining the project cost estimates with engineering, procurement, and construction (“EPC”) partners to identify opportunities to reduce and negotiate the cost. After which, we expect to sign a lump-sum, fixed price agreement for the EPC to build and deliver the plant. The current detailed engineering work is focused on increasing the modularization of component parts on the ATJ-60 plant design, with the goal to build the process equipment into modules at a factory, then assemble onsite. This will enable us to minimize specialized field work typical in plant construction of this type, lower the risk and costs, as well as provide better access to skilled labor. We expect that increasing the modularization of the plant design will help reduce upfront expenditures prior to securing third-party equity and debt financing for the ATJ-60 project. This approach is also anticipated to enhance the certainty of the construction schedule, which may provide greater assurance to potential financing counterparties.

We currently expect to finance the construction of ATJ-60 at the subsidiary level using a combination of Company equity, third-party capital, and non-recourse debt. The Company currently projects approximately $40 million to be spent on ATJ-60 between January 2025 and the financial close of ATJ-60. Throughout 2024, the Company spent $48.1 million. Cash distributions from future ATJ-60 earnings would be proportionate to Gevo’s ownership in ATJ-60 under this expected financing structure. The use of project debt and third-party equity financing enables us to conserve capital for use on other growth projects. We plan to apply similar development and financing strategies to future Alcohol-to-Jet Projects to grow our SAF production to meet the demand for SAF.

In order to achieve full construction financing for ATJ-60, we need to secure both third-party equity and debt. On October 16, 2024, ATJ-60 reached a critical milestone of receiving conditional commitment from the U.S. Department of Energy (“DOE”) for a loan guarantee facility with a capacity of approximately $1.6 billion (including capitalized interest during construction). This milestone is significant as it helps to validate ATJ-60’s integrity, which is underpinned by the DOE’s diligence process. The receipt of a conditional commitment from the DOE means that the credit subsidy cost has been paid, and the Federal Financing Bank has earmarked the loan funds for ATJ-60. Because the credit subsidy cost has been paid, our understanding is that the funds used to pay the credit subsidy cost are no longer subject to recission, deferral or impoundment. The focus is now on negotiating and closing the DOE loan and our project level equity financing as quickly as possible. We expect that our ATJ-60 plant start-up date will occur approximately thirty-six months after the ATJ-60 financing closes. Additionally, we are actively working to secure access to carbon capture and sequestration capabilities at the site.

We are evaluating and performing early site development work at several sites in the U.S. for other greenfield sites. These sites include several locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we are pursuing potential Alcohol-to-Jet Projects with several existing ethanol plant sites. Existing ethanol plants need to be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of potential partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of these potential partners. We plan to give priority to existing industrial plant sites that have attractive potential economics and high predictability of timeline for decarbonization.

Leveraging Existing Alcohol Production Capacity

Based upon what we have learned as we develop and engineer ATJ-60, we believe that it should be possible, practical and financially attractive to convert existing ethanol plants to allow for the production of SAF and other renewable hydrocarbon products. In order to accomplish this conversion, three critical things are required: (i) the energy for the converted plant needs to be de-fossilized to achieve the CI scores required for the market; (ii) a hydrocarbon production plant needs to be built; and (iii) the plant needs to have access to CCS.

We believe that certain existing ethanol plants may present attractive opportunities for the development of ATJ facilities, which could be substantially modeled after our ATJ-60 Project.

Renewable Natural Gas

Our RNG and biogas projects generate incremental profit and create a long-term option to potentially supply RNG to our Alcohol-to-Jet Projects as part of our long-term strategy to decarbonize SAF and other hydrocarbon fuels.

The RNG project in Northwest Iowa (the “RNG Project”) started up and began producing and injecting initial volumes of biogas in 2022, during the project’s testing and ramp-up period. In 2023, the project achieved stable production levels and surpassed our annual production target of 310,000 million British thermal units (“MMBtu”). In addition, in 2024 we completed an expansion to the RNG Project to increase its annual expected output from 355,000 MMBtu to 400,000 MMBtu. Further increased production is anticipated as Gevo continues to debottleneck the process with a goal to achieve 500,000 MMBtu output per year.

Gevo’s revenue in this segment primarily stems from the sale of the environmental attributes associated with its RNG Project. These include attributes available from California’s Low Carbon Fuel Standard (“LCFS”) program and the U.S. Environmental Protection Agency (“EPA”) Renewable Fuels Standard (“RFS”) program (“RFS Program”) to receive renewable identification numbers (“RINs”). Gevo was granted registration approval by the EPA in 2022, allowing us to participate in the RFS Program to receive RINs.

We have been operating under a temporary pathway from California’s LCFS program, which we received during the first quarter of 2023. Our application for a provisional Tier 2 pathway, representing the significantly lower carbon intensity of our RNG than was reflected under the temporary pathway, was approved by the California Air Resources Board ("CARB") in March of 2025, see Note 23, Subsequent Events. With the provisional pathway approval having been received prior to March 31, 2025, we will be able to apply the provisional pathway carbon intensity score to dispensing activities that occurred in Q4 2024, which included RNG production for the months of July and August stored and dispensed in Q4 2024, and for dispensing activities throughout 2025.

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

We exercise financial discipline in pursuing projects by targeting attractive risk-adjusted project returns, whether selling RNG into the markets or using it to lower CI scores at our Alcohol-to-Jet Projects. We will monitor biogas supply availability across our portfolio and seek to maximize our production by expanding operations when economically feasible.

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

Carbohydrates as Feedstocks

Carbohydrate feedstocks exceed all other potential renewable carbon feedstock sources by several orders of magnitude on a worldwide basis. In the Midwest region of the U.S. corn is an ideal feedstock for multiple reasons. On a per acre basis, field corn (not food corn) is one of the most productive crops to produce protein and oil, as well as carbohydrates. The non-carbohydrate co-products from the field corn kernel represent the majority of the nutritional value of the kernel and could be delivered into the food chain. By selling the protein, oil and animal feed into the food chain markets, it would offset a portion of the cost of acquiring the corn. We believe up to 50% of the cost of corn can be offset by manufacturing valuable products for the food chain. The remaining carbohydrates are used as a feedstock for fermentation.

We believe that in the U.S. carbohydrates produced from corn are the most sustainable and lowest cost renewable carbon source that can be used as feedstock for alcohol to hydrocarbon processes to produce hydrocarbon fuels. In the future, we expect to evaluate the commercial use of carbohydrates from sources other than corn (e.g., of sugar cane, molasses or other cellulosic sugars derived from wood, agricultural residues and waste) as the cost to acquire those carbohydrates becomes competitive, and the sustainability profile (and related CI scores) become acceptable. We expect our future feedstocks to be chosen on the collective basis of (i) cost, (ii) carbon and/or sustainability footprint with associated value, (iii) positive contribution to food chain where possible, and (iv) availability of the feedstock at a practical scale.

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

Integration of the production systems with various renewable or de-fossilized energy sources will be essential. Our Alcohol-to-Jet plant concept depends upon a variety of decarbonization methods to ensure the operability of the plant while also reducing and eliminating the need for fossil-based energy. We have partnered with companies such as Zero6 Energy, formerly Juhl Energy, to develop the technology suite for this decarbonization.

We own and operate a development scale plant in Luverne, Minnesota (the “Luverne Facility”). This development scale plant enables us to solve the practical issues involved with scale up of new technologies and testing of new unit operations. Gevo may use the Luverne Facility in the future to prove out processes, process concepts, unit operations and for other purposes in order to optimize feedstocks and the processes used for producing hydrocarbons from alcohols. At present, operations at the Luverne Facility are limited to care and maintenance activities, as the Company has redirected its focus to the development of the Alcohol-to-Jet Projects.

Verity

Verity Holdings, LLC (“Verity”), a wholly owned subsidiary of Gevo, Inc., provides software that enables traceability and the ability to track, verify, and empirically value carbon intensity across the full carbon lifecycle. Verity provides end-to-end carbon accounting via a proprietary digital Measure, Report and Verify (“MRV”) platform. This platform specializes in attribute accounting and services aimed at maximizing the value of environmental benefits throughout the entire business system. Verity's comprehensive approach includes regulatory analysis, strategy development, life cycle analysis, compliance management, audit readiness, carbon marketing, utilization and retirement services, and trading/marketing for Scope 1, 2, and 3 emissions. By integrating advanced technological capabilities, Verity supports Gevo's mission of converting renewable energy and biogenic carbon into sustainable fuels and chemicals with a net zero or better carbon footprint.

It is critical that we can prove sustainability attributes and the CI of our products, ensuring that these values are accurate and auditable. The mission of Verity is to document CI and other sustainability attributes and apply Distributed Ledger Technology, commonly referred to as blockchain, to create a record of the products throughout the entire business system. Verity starts by calculating carbon intensity of feedstocks from data collected at the farm and field level. The feedstocks are transformed in production plants into renewable fuels and other products. Renewable electricity, biogas, renewable hydrogen and other potentially decarbonized energy sources can be used to further improve the sustainability of product production. The resulting sustainable attributes have the potential to be quantified as a digital asset and monetized in voluntary or compliance carbon markets and provide compliance needs for tax incentives while preventing double counting. The system promotes the adoption and continued practice of regenerative agricultural practices, with benefits stemming from more resilient crop production, heathier soil, and soil organic carbon sequestration.

In recent years there has been increasing regulatory and stakeholder pressure on global corporations to lower emissions. These trends are driving demand for carbon credits, giving rise to two sets of markets, the regulated compliance carbon market and the voluntary carbon market, both of which could grow meaningfully in the coming decades. Verity intends to document and account for carbon capture in conjunction with scientifically supported measurement techniques. The potential for Verity is broad and could be applicable to tracking the CI of various items beyond Gevo’s internal businesses, including, but not limited to, renewable fuels, food, feed and industrial products through their respective business systems and value chains. Our robust scientific measurement, reporting, and verification plan and approach is expected to provide a high-quality credit that should meet regulated compliance and unregulated carbon markets.

In March 2023, we entered into a joint development framework agreement with Southwest Iowa Renewable Energy; in August 2023, we entered into a joint development framework agreement with a second ethanol producer in the midwestern U.S. that has over 100 million gallons of capacity; and in October 2023, we entered into an agreement with a third ethanol producer in the southwestern U.S. During 2024 and the month of January 2025, we entered into agreements with a fourth ethanol producer, Midwest Renewable Energy, LLC and also a soybean oil producer in the midwestern U.S. These agreements include commercial terms for software as a service (“SaaS”) fees and profit-sharing frameworks. As we grow Verity as an externally facing business, we are working to sign up additional ethanol, biofuel, and agriculture customers. Each of these agreements will focus on implementing Verity technology and developing the market for carbon credits to help farmers and biofuel producers quantify the CI reductions for their products.

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

In the third quarter of 2024, we acquired Cultivate Agricultural Intelligence, LLC (“CultivateAI”), a leading provider of agricultural data through a cloud-based, mobile SaaS platform. CultivateAI provides agricultural data to clients by leveraging high-resolution drone and satellite technology. This process begins by capturing detailed imagery of an agricultural operation. CultivateAI uses that information to build missing GIS maps and create a digital agricultural inventory, including facilities, assets, and crops. This comprehensive digital inventory generates quantifiable insights that help customers improve management practices and overall performance. CultivateAI’s technology has enabled Verity to accelerate its technology and business development efforts, and overall growth.

Our Facilities and Projects

Development Scale Facility

As described above, we currently own a development scale plant, the Luverne Facility. The Luverne Facility was originally constructed in 1998 and is located on approximately 55 acres of land containing approximately 50,000 square feet of building space. In 2022, the activities at our Luverne Facility were transitioned to care and maintenance, market development, and customer education, as we shifted focus to our Alcohol-to-Jet Projects. The workforce adjustment allowed us to retain key personnel and redeploy some resources to our ATJ-60 and RNG projects to provide valuable knowledge and experience for the future strategic growth of the Company. The Luverne Facility is well equipped and positioned as a development site as it provides a unique opportunity to showcase our decarbonization and business systems and raise awareness for future partnerships, investors, and local communities, even though operations at the site have been minimized. Future operations, if any, will be tailored to support a focus on advancing our technology, testing, optimizing alternative feedstocks and yeast strains, and unit operations as well as partnership development for fuels and specialty chemicals with integrated solutions for GHG reductions. We are primarily finished with the development work needed at the Luverne Facility.

RNG Facilities

We developed Gevo’s initial RNG Project in Northwest Iowa to generate RNG captured from dairy cow manure which is supplied by three dairies located in Northwest Iowa. GevoRNG has a capacity of 400,000 MMBtu of RNG per year. The RNG is sold into the California market under dispensing agreements BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”) have in place with Clean Energy Fuels Corp., the largest fueling infrastructure in the U.S. for RNG. We commenced construction of the GevoRNG project in April 2021, and in the third quarter of 2022, the GevoRNG project ramped up production of biogas, raw biogas upgrading to RNG and the injection of RNG into an interconnected natural gas pipeline.

We have four leases for land and three fuel supply agreements related to the GevoRNG project. Under these contracts, we lease land from dairy farmers on which we have built a gas upgrading unit, three anaerobic digesters, related equipment and pipelines. These leases expire at various dates between 2031 and 2050.

Development Properties

In July 2022, we purchased approximately 240 acres of land for ATJ-60 in Lake Preston, South Dakota, followed by a groundbreaking ceremony in Lake Preston in September 2022. Refer to the section entitled “Greenfield Projects” above for additional information about ATJ-60.

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

We have a strong proprietary technology position with more than 300 patents, as well as proprietary processes and know-how. Certain production technology to convert ethanol to hydrocarbons has been exclusively licensed to Gevo in the U.S. by Axens, and incorporates more than 60 patents, as well as proprietary production technology and know-how.

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

Employees

As of December 31, 2024, we had 122 employees in North America. We also retain consultants, independent contractors, and temporary and part-time workers. None of our facilities in the U.S. are covered by collective bargaining agreements. The Gevo team is made up of scientists, research and development experts, software developers, data engineers, operations, administrative and business development professionals, skilled trades and energy technicians.

Total
Employment
Full-time	122
Part-time	—
Total	122

Department
Project Development	48
Research and Development	16
Production	14
General, administrative and business development	44
Total	122

Location
Colorado	48
Iowa	13
Texas	13
Minnesota	8
South Dakota	7
Illinois	6
New Mexico	5
Washington	4
Maryland	3
Other States	15
Total	122

Health and Safety

We strive to achieve safety excellence through increased focus on leading indicators, risk reduction, health and safety management systems, and prevention to protect the public health and environmental quality in our communities, as well as the health and safety of our employees, customers and neighbors. We strive to comply with all health and safety laws and regulations that apply to our business. We provide site safety orientation for all employees and guests as well as periodic refresher training for employees at a level appropriate for their role. We have received no violations and are proud that we have never had a fatality at a Gevo facility. During 2024, we had no reportable injuries and no lost time incidents.

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

We incurred net losses of $82.6 million and $66.2 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $804.2 million. We expect to incur losses and negative cash flows from operating activities for the foreseeable future. We currently derive revenue primarily from the sale of RNG and related environmental attributes produced at GevoRNG.

Furthermore, we expect to spend significant amounts on the further development and commercial implementation of our strategic plans and technology.

We also expect to spend significant amounts on (i) developing and financing our Alcohol-to-Jet projects and other similar growth projects, (ii) marketing, general and administrative expenses associated with our planned growth, and (iii) management of operations as a public company. As a result, we expect to continue to incur new losses for the foreseeable future. We do not expect to achieve profitability during the foreseeable future and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional financings to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

We operate in a capital-intensive industry and will continue to need substantial amounts of capital to execute on our business plans. We believe that we will continue to expend substantial resources for the foreseeable future on further growth of our business, including developing, constructing, financing and acquiring facilities necessary for the production of our products on a commercial scale. These expenditures may, among other things, include costs associated with our Alcohol-to-Jet Projects, research and development, developing biogas processing projects and wind projects, obtaining government and regulatory approvals, and negotiating offtake agreements for our products. In addition, other unanticipated costs may arise.

To date, we have funded our operations primarily through equity offerings and issuances of debt. Based on our current plans and expectations, we will require additional funding at the corporate and/or project level to achieve our goals. We currently expect to finance the construction of ATJ-60 and any other Alcohol-to-Jet Projects at the subsidiary level using third party capital. In addition, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than expected and may seek to raise additional funds through public or private debt or equity financings. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

●	the timing of and costs involved in financing and constructing our Alcohol-to-Jet Projects, including ATJ-60;
●	the timing of and costs involved in obtaining permits and compliance with applicable regulations;
●	the timing and costs associated with any future capital projects or expansions;

●	the costs involved in maintaining the Luverne Facility;
●	our ability to gain market acceptance for our products;
●	our ability to negotiate financeable offtake agreements for the products we produce, and the timing and terms of those agreements, including terms related to sales price;
●	our ability to negotiate sales of our products and the timing and terms of those sales, including terms related to sales price;
●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and
●	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent, trademark and other intellectual property claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

●	our Alcohol-to-Jet Projects, including ATJ-60;
●	our plans to enter into agreements with strategic partners;
●	our development of future capital projects or expansions;
●	our efforts to prepare, file, prosecute, maintain and enforce patent, trademark and other intellectual property rights and defend against claims by others that we may be violating their intellectual property rights; and/or
●	our activities in negotiating and performing under offtake agreements that may be necessary for the commercialization of our products.

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

We may be unable to successfully perform under current or future offtake agreements to provide our products, and we may need to renegotiate some of our offtake agreements.

We have entered into several offtake agreements pursuant to which we agreed to sell our products. Under certain of these offtake agreements, the purchasers agreed to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the renewable hydrocarbon products under contract (a “take-or-pay” arrangement). The timing and volume commitment of certain of these agreements are conditioned upon, and subject to, our ability to complete the construction of a new or expanded production facility (the “Facility”). However, in order to commence construction of and complete the Facility, we must secure third-party financing. We cannot assure you that with the current offtake agreements we will be able to obtain adequate financing on favorable terms, or at all, and may need to enter into additional offtake agreements or renegotiate the terms of current offtake agreements. Furthermore, we have not demonstrated that we can meet the production levels and specifications contemplated in certain of our current offtake agreements, or future offtake agreements. If our production is slower than we expect or, we experience production delays, or if demand decreases or we encounter difficulties in successfully completing the Facility or producing our renewable hydrocarbon products to specification, our counterparties may terminate our existing offtake agreements and potential customers may be less willing to negotiate definitive offtake agreements with us, which would adversely impact our performance and results of operations.

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

We have limited experience operating, and have never built, a commercial renewable hydrocarbon facility. We believe that we understand the engineering and process characteristics necessary to successfully build the additional facilities that we are contemplating and to scale up to larger facilities. Our assumptions, however, may prove to be incorrect. Accordingly, we cannot be certain that we will be able to consistently produce renewable hydrocarbon products in an economical manner in commercial quantities. In addition, we expect to incur significant capital expenditures to build out our Alcohol-to-Jet projects and produce renewable hydrocarbon products. If we fail to build or scale up the facilities required to produce our renewable hydrocarbon products or are unable to consistently produce renewable hydrocarbon products economically on a commercial scale or in commercial volumes, our commercialization of renewable hydrocarbon products and our business, financial condition and results of operations will be materially adversely affected.

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

An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.

We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset or goodwill may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our unit price. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future.

We cannot accurately predict the amount and timing of any impairment of long-lived assets or goodwill. Further, as we continue to develop our strategy regarding certain of our non-core assets, we will need to continue to evaluate the carrying value of those assets. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

We may be subject to liabilities and losses that may not be covered by insurance.

Our employees and facilities are subject to the hazards associated with producing RNG and other products. Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage. We maintain insurance coverage in amounts, against the risks that we believe are consistent with industry practice and maintain an active safety program. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our coverage limits or that are not covered by our insurance, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, our operating results and financial condition could be materially and adversely affected.

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

We have limited experience operating commercial-scale RNG and renewable hydrocarbon facilities concurrently. Accordingly, we may encounter significant difficulties operating at a commercial scale once we expand our production capabilities, including at our GevoRNG and Alcohol-to-Jet Projects. The skills and knowledge gained in operating our current facilities may not be sufficient to support the successful operation of a large-scale production facility or the Facility, and we may be required to expend significant time and money to develop our capabilities in large-scale facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly. Any production delays or volume or other issues resulting from our inability to operate at a commercial scale could result in additional capital expenditures and investment, reduced sales volumes, loss of customers, harm to our reputation and could have a material adverse impact on our financial condition and results of operations.

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

From time to time, we may complete acquisitions of companies and certain businesses or assets of companies, and we may not realize the expected benefits from such acquisitions because of integration difficulties or other challenges. For example, on January 31, 2025, we closed on the previously announced acquisition of Red Trail Energy, LLC (“Red Trail”) to purchase substantially all of the assets, and assume certain liabilities, of Red Trail (the “Transaction”). The integration process of any newly acquired business, such as the Transaction, may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

●	failure of the business to perform as planned following the acquisition or achieve anticipated revenue, cash flow or profitability targets;
●	unexpected costs or difficulties in completing the acquisition or integration of acquired companies or assets, including as a result of regulatory challenges;
●	higher than expected costs, lower than expected cost savings or synergies and/or a need to allocate resources to manage unexpected operating difficulties;
●	difficulties assimilating the operations and personnel of acquired companies into our operations;
●	diversion of the attention and resources of management or other disruptions to current operations;
●	unanticipated changes in applicable laws and regulations;
●	risks inherent in our acquired companies’ and businesses’ industry and operations;
●	unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and internal controls with our operations;
●	failures or delays in receiving the necessary approvals by the relevant regulators and authorities;
●	retaining key customers, suppliers and employees;
●	retaining and obtaining required regulatory approvals, licenses and permits;
●	operating risks inherent in the acquired business and our business; and
●	other unanticipated issues, expenses and liabilities.

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

Our business is complex and we intend to target a variety of markets. Therefore, it is critical that our management team and employee workforce are knowledgeable in the areas in which we operate. The departure, illness or absence of any key members of our management, including our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into partnerships or licensing arrangements to execute our business strategy, as could the loss of any key scientific staff, or the failure to attract or retain other key scientific employees. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the advanced renewable fuels area, or due to the limited availability of personnel with the qualifications or experience necessary for our renewable chemicals and advanced renewable fuels business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our partners and customers in a timely fashion or to support our internal research and development programs and to grow our business. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, meaning that either the employee or we may terminate their employment at any time.

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

We have net operating loss carryforwards due to prior period losses generated before January 1, 2018 which if not utilized will begin to expire at various times over the next 20 years. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. We undertook a detailed study of our net operating loss carryforwards through December 31, 2024 to determine whether such amounts are likely to be limited by Section 382 of the Code. As a result of this analysis, we currently believe any Section 382 of the Code limitations will significantly impact our ability to offset income with available net operating loss carryforwards. We have experienced more than one ownership change in prior years, and the issuance of shares in connection with our initial public offering itself triggered an ownership change. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change, as may future equity offerings or acquisitions that have equity as a component of the purchase price.

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

Our RNG operations, and any future digester projects may not be able to achieve the operating results we expect from these projects.

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

Our management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 because of a material weakness relating to not having a sufficient complement of personnel with the necessary technical expertise and accounting knowledge to appropriately address complex and non-routine transactions. Notwithstanding the material weakness that existed as of December 31, 2024, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. Management believes that there are no material inaccuracies or omissions of material fact in the Company’s financial statements and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2024 fairly present in all material respects the Company’s financial position, results of operations, and cash flows in accordance with GAAP.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Many companies have encountered significant problems in protecting and enforcing intellectual property rights in certain foreign jurisdictions, and, particularly with any future international partners, we may face new and increased risks and challenges in protecting and enforcing our intellectual property rights abroad. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to bioindustrial technologies. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patents and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to enforce our intellectual property rights in such countries may be inadequate to obtain or maintain a commercial advantage from the intellectual property that we develop, which could negatively impact our results of operations and financial condition.

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

The market for renewable fuels is heavily influenced by foreign, federal, state and local government laws, regulations and policies. Changes in these laws, regulations and policies or how these laws, regulations and policies are implemented and enforced could cause the demand for renewable fuels to decline, deter investment in the research and development of renewable fuels and adversely affect our business..

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

Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, activists and others could adversely affect our business, financial condition and results of operations.

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

We operate in a capital-intensive business and in order to construct our facilities, we need to raise large amounts of capital. In order to finance the construction of ATJ-60 and any other Alcohol-to-Jet Projects, we currently expect to raise capital at the subsidiary level using third party capital. By raising capital at a project level, any equity in that project that is sold to a third party would result in lower ownership of that project by us. Thus, we would only be entitled to the revenues and expenses that are proportionate to our level of ownership in the project. If we are required to sell a large portion of the equity in our projects to third parties, it may have a material adverse effect on our business, financial condition and operating results.

Our stock price may be volatile, and your investment in our securities could suffer a decline in value.

The market price of shares of our common stock has experienced significant price and volume fluctuations. We cannot predict whether the price of our common stock will rise or fall. A variety of factors may have a significant effect on our stock price, including:

●	actual or anticipated fluctuations in our liquidity, financial condition and operating results;
●	the position of our cash and cash equivalents;
●	the capital costs required to construct our Alcohol-to-Jet Projects;
●	our ability to obtain certain regulatory permits or approvals for our production facilities, including our Alcohol-to-Jet Projects;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
●	announcements of technological innovations by us, our partners or our competitors;
●	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the entry into, modification or termination of licensing arrangements, marketing arrangements, and/or research, development, commercialization, supply, off-take or distribution arrangements;
●	our ability to consistently produce commercial quantities of our products;
●	additions or losses of customers or partners;
●	our ability to obtain certain regulatory approvals for the use of our products in various fuels and chemicals markets;
●	commodity prices, including oil, ethanol and corn prices;
●	additions or departures of key management or scientific personnel;
●	competition from existing products or new products that may emerge;
●	issuance of new or updated research reports by securities or industry analysts;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	litigation involving us, our general industry or both;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	announcements or expectations of additional financing efforts or the pursuit of strategic alternatives;
●	changes in existing laws, regulations and policies applicable to our business and products, and the adoption of or failure to adopt carbon emissions regulation;
●	sales of our common stock or equity-linked securities, such as warrants, by us or our stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	general market conditions in our industry; and

●	general economic and market conditions.

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

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. To evaluate and prioritize risks, we rely on industry-standard models such as widely adopted risk quantification frameworks like NIST, which help us to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program and also leverage other exercises (e.g., penetration and vulnerability testing) to evaluate the effectiveness of our information security program and improve our security measures and planning.

While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. We also recognize that the dynamic and evolving nature of cybersecurity threats requires a proactive and adaptive approach to our defenses, continuously assessing and enhancing our tools and strategies.

Our Chief People and IT Officer oversees our information security program, which provides greater alignment of IT initiative with enterprise-wide risk management strategies. This dual focus on technology and organizational resilience leverages her expertise in managing complex, interconnected risks at the nexus of people and systems. Team members who support our information security program have relevant educational and industry experience. The team provides regular reports to senior management on various cybersecurity threats, assessments and findings.

The Board oversees our enterprise risk assessment, where key risks within the company are assessed, including security and technology risks and cybersecurity threats. The Audit Committee oversees our cybersecurity risk, receives regular reports from our Chief People and IT Officer on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, other areas of importance and provides further reporting on these topics to the Board.

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

Holders of Record

As of January 31, 2025, there were approximately 136 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

We did not repurchase shares under the stock repurchase program during the three months ended December 31,2024. We repurchased 7.2 million shares of common stock for $4.7 million under the stock repurchase program during the year ended December 31, 2024. At an average price per share equal to $0.66. We did not repurchase shares under the stock repurchase program during the year ended December 31, 2023. As of December 31, 2024, approximately $20.3 million remained available under the stock repurchase program.

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

The following line graph compares the cumulative total shareowner return on our common stock against the cumulative total return of the S&P Smallcap 600 Index and the NASDAQ Clean Edge Green Energy Index for the each of the five years ended December 31, 2024. The graph assumes a $100 investment in our common stock and each index at December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Gevo, Inc., The S&P Smallcap 600 Index

and the NASDAQ Clean Edge Green Energy Index

$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Gevo, Inc.
S&P SmallCap 600
NASDAQ Clean Edge Green Energy

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2020	2021	2022	2023	2024

Gevo, Inc.	$100.00	$183.98	$185.28	$82.25	$50.22	$90.48
S&P Smallcap 600	100.00	111.29	141.13	118.41	137.42	149.37
NASDAQ Clean Edge Green Energy	100.00	284.83	277.30	193.70	174.51	141.58

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

Company Overview

We are a growth-oriented carbon abatement company that focuses on hard to decarbonize market sectors such as jet fuel, certain specialty fuels, on-road fuels, chemicals and materials, and certain products for the food chain such as protein and feeds made as co-products from our processes. Each of the market areas that Gevo focuses on have the common need for carbon-based products and are not conducive to full electrification or hydrogen. We produce and sell renewable, drop-in products for these sectors, and generate carbon abatement value through our plant design and business systems. Carbon abatement value can be valorized via Renewable Identification Numbers (“RINs”), state credits, Inflation Reduction Act (“IRA”) tax credits, and the value of Scope 3 greenhouse gas emissions for end customers. Gevo is primarily a project development, investment, and technology company, which also holds certain operating assets with the intent of generating cash flow.

Our primary market focus, given the large demand and growing customer interest, is net zero hydrocarbon fuels, including SAF. We believe that SAF produced from a carbohydrate-to-alcohol process is the most economically viable approach to generate value from carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline and racing fuel blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes for plastics and materials; and other chemicals.

Global fuel consumption by commercial airlines continues to grow, with jet fuel consumption expected to rise from approximately 92 to 99 billion gallons from 2023 to 2024, respectively.

To serve these markets, we are developing commercial projects for converting renewable energy into energy-dense, liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a cost competitive “net zero” greenhouse gas (“GHG”) footprint. We believe that this addresses the global need of economically reducing GHG emissions with “drop in” sustainable alternatives to petroleum fuels. We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the “GREET Model”) to measure, predict and verify GHG emissions across the life cycle of our products. The “net zero” concept means Gevo expects that by using sustainably grown feedstock (e.g., low till, no-till cultivation) and renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a net zero, full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel. This is because such feedstocks come from crops, which take carbon dioxide out of the atmosphere and convert it into biomass through photosynthesis. This yields vital amino acid nutrients, or protein, that humans and animals can consume, as well as vegetable oil and carbohydrates, or sugar. The plant sugar may be fermented with microorganisms to produce a clean alcohol suitable for industrial scale chemical processing into hydrocarbons. Given the overabundance of plant-derived sugar, the growing unmet demand for drop-in, renewable hydrocarbons such as SAF, and the availability of demonstrated industrial-scale technologies that can convert plant sugars to alcohols and then to hydrocarbons, we view our project as first movers in an attractive, scalable new industry connecting this overabundance of plant sugar to unmet demand for products such as SAF.

Project Updates

Alcohol-to-Jet Projects. Our concept of “Alcohol-to-Jet Projects” is a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. Our initial Alcohol-to-Jet Project, which we refer to as “ATJ-60”, is expected to be located in Lake Preston, South Dakota, and is being designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF. The liquid hydrocarbons, when burned, are expected to have a “net zero” GHG footprint. Along with the hydrocarbons, ATJ-60 is expected to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn to produce the carbohydrates needed for the production of SAF while simultaneously enabling the production of protein and oil; the second step produces alcohols using carbohydrate-based fermentation; and the third step is the conversion of the alcohols into hydrocarbons.

We work with several technology, design and equipment partners, most notably Fluid Quip Technologies (“FQT”), Axens North America, Inc. (“Axens”), and PRAJ Industries Limited (“Praj”). FQT and Axens provide area operation designs which have been incorporated into Gevo’s proprietary overall design of low carbon intensity (“CI”) carbohydrate-to-hydrocarbon plants, such as our ATJ-60 plant. Praj is working with us on the proprietary design and construction of prefabricated process modules for our plants. Our partners are working with us on proprietary process designs that have the potential to lower capital and future operating costs. The advantage of utilizing FQT and Axens for our operation and related process designs, which are proven in other applications, is that we believe we have chosen technology which is substantially de-risked.

We have substantially completed the engineering design on our ATJ-60 project and are proceeding with detailed engineering and modularization design. We are refining the project cost estimates with engineering, procurement, and construction (“EPC”) partners to identify opportunities to reduce and negotiate the cost. After which, we expect to sign a lump-sum, fixed price agreement for the EPC to build and deliver the plant. The current detailed engineering work is focused on increasing the modularization of component parts on the ATJ-60 plant design, with the goal to build the process equipment into modules at a factory, then assemble onsite. This will enable us to minimize specialized field work typical in plant construction of this type, lower the risk and costs, as well as provide better access to skilled labor. Increasing the modularization of the plant design is expected to reduce our spend in advance of securing third-party equity and debt financing for ATJ-60 and increase the certainty of the construction schedule for those counterparties.

We currently expect to finance the construction of ATJ-60 at the subsidiary level using a combination of Company equity, third-party capital, and non-recourse debt. The Company previously projected a range of $90.0 – $125.0 million to be spent on ATJ-60 between January 2024 and the financial close of ATJ-60. Year to date 2024, the Company expects the remaining spend until the financial close of ATJ-60 to fall below the previously estimated range. Cash distributions from future ATJ-60 earnings would be proportionate to Gevo’s ownership in ATJ-60 under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Alcohol-to-Jet Projects to grow our SAF production to meet the demand for SAF.

In order to achieve full construction financing for ATJ-60, we need to secure third-party equity and debt. On October 16th, 2024, ATJ-60 reached a critical milestone of receiving conditional commitment from the DOE for a loan guarantee facility with a capacity of approximately $1.6 billion (including capitalized interest during construction). This milestone is significant as it helps to validate ATJ-60’s integrity, which is underpinned by the DOE’s diligence process. The focus is now on negotiating and closing this DOE loan and our project level equity financing as quickly as possible. We expect that our ATJ-60 plant start-up date will occur approximately thirty-six months after the ATJ-60 financing closes, the timing of which is uncertain. We are also working to secure access to carbon capture and sequestration at the site.

We are evaluating and performing early site development work at several sites in the U.S. for other greenfield sites. These sites include several locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we are pursuing potential Alcohol-to-Jet Projects with several existing ethanol plant sites. Existing ethanol plants need to be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of potential partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of these potential partners. We plan to give priority to existing industrial plant sites that have attractive potential economics and high predictability of timeline for decarbonization.

Red Trail Energy Asset Purchase Agreement. On September 10, 2024, the Company and certain of its wholly owned subsidiaries (the “Buyers”) entered into an Asset Purchase Agreement (the “Red Trail Purchase Agreement”) with Red Trail Energy, LLC, a North Dakota limited liability company (“Seller”). Pursuant to the Red Trail Purchase Agreement, Buyers acquired substantially all of the assets, and assumed certain liabilities, of Seller on January 31, 2025 (the “Transaction”). The purchase price was $210,000,000, subject to customary adjustments, including a working capital adjustment (the “Purchase Price”). The Purchase Price was funded by a mixture of Company cash on hand and debt financing.

In connection with the Red Trail Purchase Agreement, the Company and Seller entered into an escrow agreement pursuant to which the Company (i) deposited $10,000,000 in earnest money, see Note 11, Deposits and Other Assets, which was applied against the Purchase Price, (ii) deposited $1,260,000 of the Purchase Price for the purposes of securing the post-closing indemnification obligations of Seller, and (iii) deposited $5,000,000 of the Purchase Price at closing for purposes of securing any Purchase Price adjustments. In addition, Buyers obtained a representation and warranty insurance policy to provide coverage for certain breaches of representations and warranties of the Seller.

Renewable Natural Gas Project. The RNG project in Northwest Iowa (the “RNG Project”) started up and began producing and injecting initial volumes of biogas in 2022, during the project’s testing and ramp-up period. In 2023, the project achieved stable production levels and surpassed our annual production target of 310,000 million British thermal units (“MMBtu”). In addition, in 2024 we completed an expansion to the RNG Project to increase its annual expected output from 355,000 MMBtu to 400,000 MMBtu.

Gevo’s RNG revenue primarily stems from the RNG Project’s sales of the environmental attributes associated with RNG. These include attributes available from California’s Low Carbon Fuel Standard (“LCFS”) program and the U.S. Environmental Protection Agency (“EPA”) Renewable Fuels Standard (“RFS”) program (“RFS Program”) to receive renewable identification numbers (“RINs”). Gevo was granted registration approval by the EPA in 2022, allowing us to participate in the RFS Program to receive RINs.

We have operated under a temporary pathway from California’s LCFS program, which we received during the first quarter of 2023. We continued to realize sales for our environmental attributes under the temporary pathway for LCFS credits and RINs in 2024. In March of 2025, the California Air Resources Board (“CARB”) approved our application for a provisional Tier 2 pathway, representing the significantly lower carbon intensity of our RNG than was reflected under the temporary pathway, see Note 23, Subsequent Events. With the provisional pathway approval having been received prior to March 31, 2025, we will be able to apply the provisional pathway carbon intensity score to dispensing activities that occurred in Q4 2024, which also included RNG production for the months of July and August stored and dispensed in Q4 2024, and for dispensing activities throughout 2025.

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

Key Verity project highlights include:

●	Development of Verity began as a value-added service for our SAF production, and was then expanded to support external customers;
●	Five ethanol producers currently contracted, with additional producers in the pipeline;
●	100% farmer retention in the grower program, which comprises more than 200,000 acres;
●	Completed its first privately-sponsored grower’s program for a biofuel client in the midwestern U.S.;
●	Established agreements with two soybean processors to track the environmental attributes of soybeans, including soybean oil and renewable diesel;
●	Acquired Cultivate Agricultural Intelligence (“CulitvateAI”), a cloud-based, mobile software-as-a-service (“SaaS”) platform that helps stakeholders make informed, data-driven decisions with real-time analytics. Currently we are integrating CultivateAI’s platform with Verity’s attribute tracking solutions to deliver advanced solutions for carbon abatement across industries such as in food, feed, fuels and industrial markets; and
●	Capital light, fee-based, industry agnostic business model.

It is critical that we prove the CI of Gevo’s products, ensuring that these values are accurate and auditable. The mission of Verity is to document CI and other sustainability attributes and apply Distributed Ledger Technology, commonly referred to as blockchain, to create a record of the products throughout the entire business system. Verity starts by calculating carbon intensity of feedstocks from data collected at the farm and field level. We plan to track these feedstocks through production at our plants where we intend to use a mix of renewable electricity, biogas, renewable hydrogen and other potentially decarbonized energy sources in production. The aggregated CI data supports a finished renewable fuel with a net CI reduction which can be quantified as a digital asset and monetized in voluntary or compliance carbon markets, and used to meet compliance requirements for tax incentives while preventing double-counting. We believe that in the future, regenerative agricultural practices have the potential to sequester large quantities of soil organic carbon while improving soil health.

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

Contracts. In March 2023, we entered into a joint development framework agreement with Southwest Iowa Renewable Energy; in August 2023, we entered into a joint development framework agreement with a second ethanol producer in the midwestern U.S. that has over 100 million gallons of capacity; and in October 2023, we entered into an agreement with a third ethanol producer in the southwestern U.S. These agreements include commercial terms and profit-sharing frameworks. As we grow Verity as an externally facing business, we are working to sign up additional ethanol and biofuel customers. Each of these agreements will focus on implementing Verity technology and developing the market for carbon credits to help farmers and biofuel producers quantify the CI reductions for their products.

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

In the third and fourth quarters of 2024, Verity entered into agreements with two additional ethanol plants, extending our reach in the U.S. ethanol market. Verity also added two soybean processing facilities to assist in tracking environmental aspects of soybean oil and renewable diesel, enabling them to expand into new markets

Acquisition of CultivateAI. In the third quarter of 2024, Gevo acquired Cultivate Agricultural Intelligence, LLC (“CultivateAI”), a leading provider of agricultural data through a cloud-based, mobile SaaS platform. CultivateAI is a proven business with a track record of repeatable revenue. The business provides agricultural data to clients through a SaaS platform, leveraging high-resolution drone and satellite technology. This process begins by capturing detailed imagery of an agricultural operation. CultivateAI uses that information to build missing GIS maps and create a digital agricultural inventory, including facilities, assets, and crops. This comprehensive digital inventory generates quantifiable insights that help customers improve management practices and overall performance. CultivateAI’s technology has enabled Verity to accelerate its technology and business development efforts, and overall growth.

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

During the year ended December 31, 2024, the Company incurred $6.5 million of costs under the USDA Grant, which are included in Project development costs in the Consolidated Statement of Operations. During the year ended December 31, 2024, the Company recognized $4.5 million of amounts received, included in Project development costs in the Consolidated Statement of Operations, which represent reimbursements for prior periods. The Company expects to be reimbursed for all expended eligible costs not yet reimbursed by the USDA Grant in future periods.

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

Under the terms of the agreement with LG Chem, we will provide the core enabling technology we have developed for renewable olefins to be produced from low-carbon ethanol and will collaborate with LG Chem to accelerate the pilot research, technical scale-up, and commercialization of bio-propylene. LG Chem is expected to bear all scale-up costs for chemicals and make certain payments to Gevo. In the second quarter of 2023, we received $1.1 million, which is net of foreign taxes withheld of $0.2 million, and in the second quarter of 2024 received $0.7 million, which is net of foreign taxes withheld of $0.1 million. We expect to receive an additional $0.4 million through 2025 to help defray costs associated with the joint development efforts. In addition, LG Chem agreed to make certain payments to us upon commencement of commercialization as follows:

●	$5.0 million upon commencement of commercialization, to be paid ratably over a period of five years.
●	1% royalty on Net Sales for the first production facility beginning six years from commercial operation.
●	1% royalty on Net Sales for all subsequent production facilities upon commencement of operations.

We also achieved the following recent milestones on our ETO technology:

●	In the first quarter of 2024, we successfully launched an ETO pilot plant at a third-party facility in Crosby, Texas, which has delivered the results required to move to the next phase of scale-up in our agreement with LG Chem

●	We achieved the second milestone under the joint development agreement with LG Chem in April 2024. As a result, we have received, project-to-date, $2.1 million in payments under the agreement.
●	In the third quarter of 2024, we successfully completed the first phase of developing our ETO pilot plant at a third-party facility. The data is being used for process design and further scale-up planning.
●	In December 2024, we extended our joint development agreement with LG Chem to accelerate the commercialization of bio-propylene using Gevo’s ethanol-to-olefins technology, aiming to deliver cost-effective, bio-based renewable fuels and chemicals.

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

Luverne Facility. In 2022, the activities at our Luverne Facility were transitioned to care and maintenance, market development, and customer education, as we shifted focus to our Net Zero Projects. The workforce adjustment which resulted allowed us to retain key personnel and redeploy some resources to our ATJ-60 and RNG projects to provide valuable knowledge and experience for the future strategic growth of the Company. The Luverne Facility is well equipped and positioned as a development site as it provides a unique opportunity to showcase our decarbonization and business systems and raise awareness with future partnerships, investors, and local communities, even though operations at the site have been minimized. Future operations, if any, will be tailored to support a focus on advancing our technology, testing, optimizing alternative feedstocks and yeast strains, and unit operations as well as partnership development for fuels and specialty chemicals with integrated solutions for GHG reductions. We continue to evaluate incentive opportunities recently introduced by the Inflation Reduction Act, which may positively impact the future economics of our operation at Luverne.

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

Key Operating Metrics

Total operating revenues reflect both sales of RNG and sales of related environmental attributes. As a result, our revenues are primarily affected by unit production of RNG, production of environmental attributes, and the prices at which we monetize such production. The following table summarizes the key operating metrics described above, recorded on the RNG segment, which metrics we use to measure performance:

	Year Ended December 31,
(in thousands, unless otherwise indicated)	2024	2023	Change	Change %
Operating revenues
Renewable natural gas	$691	$659	$32	5%
Environmental attributes - RINs	11,661	9,888	1,773	18%
Environmental attributes - LCFS	3,444	4,910	(1,466)	(30)%
Total operating revenues	$15,796	$15,457	$339
Cost of production	$11,600	$11,481	$119	1%
RNG metrics (MMBtu)
RNG production volumes	367	314	53	17%
Plus: prior period RNG volumes dispensed in current period	34	116	(82)	(71)%
Less: RNG production volumes not dispensed	(18)	(34)	16	(47)%
Total RNG volumes available for RIN and LCFS generation (1)	383	396	(13)	(3)%
RIN metrics
RIN generation (2)	4,486	4,639	(153)	(3)%
Less: RINs sold	(4,486)	(4,639)	153	(3)%
RIN inventory	—	—	—
RNG volumes not dispensed for RINs (MMBtu) (3)	18	34	(16)	(47)%
Average realized RIN price (4)	$2.60	$2.13	$0.47	22%
LCFS metrics
LCFS generation (5)	68	76	(8)	(11)%
Less: LCFS sold	(68)	(76)	8	(11)%
LCFS inventory	—	—	—
RNG volumes not dispensed for LCFS (MMBtu)	18	34	(16)	(47)%
Average realized LCFS price (4)	$51.01	$64.79	$(13.78)	(21)%
(1)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(2)	RINs are generally generated in the month following the gas being dispensed.
(3)	One MMBtu of RNG has approximately the same energy content as 11.727 gallons of ethanol and thus may generate 11.727 RINs under the RFS Program.
(4)	Realized prices for environmental attributes are net of third-party commissions and thus do not correspond directly to index prices.
(5)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

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

This section of this Report discusses year-to-year comparisons between 2024 and 2023. The complete Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2023 and 2022 and other discussions of 2022 items can be found within Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website at www.gevo.com.

Comparison of the Years Ended December 31, 2024 and 2023

(in thousands)

	Year Ended December 31,
	2024	2023	Change ($)	Change (%)
Total operating revenues	$16,915	$17,200	$(285)	(2)%
Operating expenses:
Cost of production	12,002	11,991	11	0%
Depreciation and amortization	18,298	19,007	(709)	(4)%
Research and development expense	5,576	6,637	(1,061)	(16)%
General and administrative expense	45,798	42,628	3,170	7%
Project development costs	18,166	14,732	3,434	23%
Acquisition related costs	4,932	—	4,932	100%
Facility idling costs	2,967	4,040	(1,073)	(27)%
Total operating expenses	107,739	99,035	8,704	9%
Loss from operations	(90,824)	(81,835)	(8,989)	11%
Other income (expense)
Interest expense	(3,879)	(2,161)	(1,718)	80%
Interest and investment income	15,740	19,090	(3,350)	(18)%
Other income (expense), net	323	(1,309)	1,632	(125)%
Total other income, net	12,184	15,620	(3,436)	(22)%
Net loss	$(78,640)	$(66,215)	$(12,425)	19%

Operating revenue. During the year ended December 31, 2024, operating revenue decreased $0.3 million compared to the year ended December 31, 2023, primarily due to lower sales of environmental attributes from our RNG project. This is due to a buildup of environmental attribute inventory in anticipation of receiving the final pathway approval under the LCFS Program, which we expect to result in a lower CI score. The approval is anticipated in the first quarter of 2025. During the year ended December 31, 2024, we sold 366,557 MMBtu of RNG from our RNG project, resulting in biogas commodity sales of $0.7 million and environmental attribute sales of $15.1 million, see Key Operating Metrics above. Additionally, we recognized $0.8 million of licensing and development revenue from the agreement with LG Chem as well as $0.3 million from the sale of isooctane and software services during the year ended December 31, 2024.

Cost of production. Cost of production remained consistent during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Depreciation and amortization. Depreciation and amortization, which includes depreciation and amortization which was allocated to inventory and is included in depreciation and amortization upon the sale of the associated inventory, decreased $0.7 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the timing of sales of environmental attribute inventory.

Research and development expense. Research and development expense decreased $1.1 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a reduction of consulting expenses and personnel related costs during the year ended December 31, 2024.

General and administrative expense. General and administrative expense increased $3.2 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to increases in personnel costs related to the hiring of highly qualified and skilled professionals, and professional consulting fees, partially offset by a decrease in stock-based compensation.

Project development costs. Project development costs are related to our future Alcohol-to-Jet Projects and Verity and consist primarily of employee expenses, preliminary engineering costs, and technical consulting costs. Project development costs increased $3.4 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to patent related costs, increases in personnel costs, and consulting fees.

Acquisition related costs. Certain acquisition costs incurred related to the Red Trail Purchase Agreement during the year ended December 31, 2024.

Facility idling costs. Facility idling costs are related to care and maintenance of our Luverne Facility.  Facility idling costs decreased by $1.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Loss from operations. The Company’s loss from operations increased by $9.0 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the increase in costs related to acquisitions, general and administrative expenses, and project development costs.

Interest expense. Interest expense increased by $1.7 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, and was primarily comprised of interest on the Remarketed Bonds.

Interest and investment income. Interest and investment income decreased $3.4 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the usage of cash for our capital projects and operating costs, resulting in a lower balance of cash equivalent investments during the year ended December 31, 2024.

Other income. Other income increased $1.6 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due our termination of the expediting procurement agreement with a local utility which resulted in a one-time charge of $1.6 million in 2023.

Sources of Our Revenues

Our current and historic revenues are primarily derived from: (i) the sale of RNG commodities and the related environmental attributes; (ii) licensing and development sales; (iii) hydrocarbon sales consisting primarily of the sale of isooctane derived from our isobutanol and SAF; (iv) software services; and (v) the sale of isobutanol and related products.

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

Project Development Costs. Project development costs consist of consulting, preliminary engineering costs, personnel expenses (including stock-based compensation) and research and development expenses to support the business activities of our Alcohol-to-Jet Projects.

Depreciation and Amortization. Depreciation and amortization relates to property, plant and equipment associated with the production of RNG and other renewable hydrocarbon products, including isobutanol, SAF, and isooctane, as well as that used in product development.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $189.4 million and current restricted cash of $69.6 million, totaling $259.0 million in cash, cash equivalents, and restricted cash. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash, cash equivalents, and restricted cash for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of production facilities and the Company’s Alcohol-to-Jet Projects; (ii) in combination with project level debt, the acquisition of Red Trail Energy; (iii) potential investment in RNG projects; (iv) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (v) exploration of strategic alternatives and additional financing, including project financing; and (vi) debt service obligations associated with any future borrowings. We believe that as a result of our cash and cash equivalents balances and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(57,383)	$(53,719)
Net cash (used in) provided by investing activities	$(51,819)	$114,129
Net cash used in financing activities	$(7,362)	$(189)

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

During the year ended December 31, 2024, net cash used in operating activities was $57.4 million compared to $53.7 million for the year ended December 31, 2023. Non-cash charges primarily consisted of stock-based compensation expense of $14.7 million and depreciation and amortization of $18.3 million. The net cash outflow from changes in operating assets and liabilities decreased $10.1 million, primarily due to a decrease in cash outflows of $6.6 million related to prepaid expenses and other current assets, deposits and other assets, $2.6 million related to increases in accounts receivable as well as $2.4 million related to accounts payable and accrued liabilities. These were partially offset by $1.4 million of increased costs associated with the sale of environmental attribute inventory.

Investing Activities

During the year ended December 31, 2024, we had $51.8 million in cash used in investing activities, comprised of $51.1 million of investments in our capital projects, including $45.4 million in GevoFuels, $3.9 million in the RNG Project, and $1.8 million in Verity platform development. In addition, there was a $10.0 million payment of earnest money in connection with the Red Trail Purchase Agreement and $6.0 million paid for the acquisition of CultivateAI. These were partially offset by $15.3 million proceeds from the sale of investment tax credits from the RNG Project.

We have substantially completed the engineering design on our ATJ-60 project and are proceeding with detailed engineering and modularization design. We are refining the project cost estimates with EPC partners to identify opportunities to reduce and negotiate the cost. We currently expect to finance the construction of ATJ-60 at the subsidiary level using a combination of Company equity and third-party capital, to include non-recourse debt. The Company previously projected a range of $90.0 – $125.0 million to be spent on ATJ-60 between January 2024 and the financial close of ATJ-60. Year to date 2024, the Company expects the remaining spend until the financial close of ATJ-60 to fall below the previously estimated range. Cash distributions from future ATJ-60 earnings would be proportionate to Gevo’s ownership in ATJ-60 under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Alcohol-to-Jet Projects to grow our SAF production to meet the demand for SAF.

Gevo is in the process of identifying and performing early site development work for additional Alcohol-to-Jet production locations. These potential sites include greenfield and brownfield (i.e., at an existing ethanol plant) locations that are advantageous in terms of potential economics, opportunities to decarbonize, and time to market. Early development work at the Red Trail Energy site is currently underway.

During the year ended December 31, 2023, we had $114.1 million in cash provided by investing activities, of which $168.6 million related to proceeds from sales and maturities of marketable securities, partially offset by $54.5 million of investments in our capital projects, including $28.2 million in ATJ-60, $6.4 million in the RNG Project, and $19.9 million in other projects.

Financing Activities

During the year ended December 31, 2024, we had $7.4 million of net cash used in financing activities, due to payments for repurchases of the Company’s common stock, debt issuance costs, finance lease liabilities, and equipment loans, partially offset by proceeds from the exercise of warrants.

We currently expect to finance the construction of ATJ-60 at the subsidiary level using a combination of our own, third-party, and debt capital. The Company expects to retain an equity interest in the project and may invest equity in the project using the proceeds from the reimbursement of the Company’s ATJ-60 development expenditures. Cash distributions from future ATJ-60 earnings would be proportionate to Gevo’s ownership in ATJ-60 under this expected financing structure which would allow us to conserve and redeploy our capital on other growth projects, including our Alcohol-to-Jet 2 project. We expect to apply similar development and financing strategies to future Alcohol-to-Jet Projects to enable growth of SAF production to meet demand for SAF.

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

Impairment of long-lived assets - We evaluate property, plant and equipment, operating lease right-of-use assets and other finite-lived assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable.

If it is determined that a triggering event has occurred, we prepare a quantitative evaluation based on undiscounted cash flow projections expected to be realized over the remaining useful life of the primary asset. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

We estimate fair value measurements to record impairment to certain long-lived assets and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 360 and 820. These significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach. The fair value of our operating asset groups is estimated using a discounted cash flow model as quoted market prices are not available. For other long-lived assets, fair value is determined using an approach that is appropriate based on the relevant facts and circumstances, which may include discounted cash flows or comparable transactions analyses.

Determining whether impairment indicators exist, estimating the undiscounted cash flows and fair value of the Company’s long lived assets for impairment testing requires significant judgment. The assumptions used to assess impairment consider historical trends, macroeconomic and industry conditions, and projections consistent with the Company’s operating strategy. Our undiscounted cash flow forecasts contain uncertainties because they require management to make assumptions and to apply judgment in estimating future cash flows including forecasting projected revenues and margins based on the future sales volumes, future commodity prices, operating costs, forecasting useful lives of the assets, assessing the probability of different outcomes, and with respect to asset fair values selecting an appropriate discount rate to estimate the present value of those projected cash flows. The discount rate is selected based on the return we believe a market participant would require, that appropriately reflects the risks associated with the cash flows when determining a purchase price for the asset groups.

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

Environmental Attribute and Commodity Pricing Risk

We attempt to negotiate the best prices for our environmental attributes and to competitively price our products to reflect the fluctuations in market prices. Reductions in the market prices of environmental attributes may have a material adverse effect on our revenues and profits as they directly reduce our revenues. We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to RIN and LCFS prices. Our analysis, which may differ from actual results, based on our actual 2024 RINs and LCFS sold of approximately $2.60 and $51.01 respectively. The estimated annual impact of a hypothetical 10% decrease in the average realized price per RIN and per LCFS credit would have a negative effect on our operating profit of approximately $1.2 million and $0.3 million, respectively.

The price of RNG changes in relation to the market prices of wholesale gas. Pricing for wholesale gas is volatile and we expect this volatility to continue in the future. Further, volatility of wholesale gas also creates volatility in the prices of environmental attributes. We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the market price of wholesale gas. Our analysis. which may differ from actual results, was based on our actual 2024 gas production sold pursuant to contracts that do not provide for a fixed or floor price of approximately $1.89/MMBtu. The estimated annual impact of a hypothetical 10% decrease in the market price of wholesale gas would not have a material impact on our financial condition or results of operations.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are invested in U.S. treasury or government money market funds. Our analysis. which may differ from actual results, was based on our actual 2024 effective interest rate earned on our cash and cash equivalents. The estimated annual impact of a hypothetical 0.25% decrease in market interest rates would have a negative impact on our interest income of approximately $0.5 million.

Credit Risk

We are subject to credit risk due to the concentration of our RNG receivables with a limited number of significant customers. This concentration increases our exposure to credit risk on our receivables, since the financial insolvency of these customers could have a significant impact on our results of operations.

Equity Price Risk

We have in the past, and may in the future, seek to acquire additional funding through the sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Gevo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gevo, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets – NW Iowa RNG Asset Group – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company evaluates the recoverability of the recorded amount of long-lived assets including property, plant and equipment when events or changes in circumstances indicate that their carrying amount may not be recoverable. Identifiable cash flows are identified at the asset group level. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the Company determines that an asset is impaired, it measures the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value.

We have identified management’s evaluation for potential impairment indicators related to the Company’s NW Iowa RNG asset group as a critical audit matter because of the significant judgments made by management to estimate the undiscounted cashflows utilized in the assessment for impairment indicators, including assumptions about expected future production volumes, revenues and operating costs. This required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate whether management appropriately identified and evaluated potential impairment indicators, and when evaluating the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification and evaluation of potential impairment indicators for the NW Iowa RNG asset group included the following, among others:

●	Evaluating the Company’s process for identifying qualitative and quantitative impairment indicators of the NW Iowa RNG asset group and whether the Company appropriately considered such indicators
●	Evaluating the reasonableness of the information in the Company’s forecasted undiscounted cash flows used in their assessment of impairment indicators by:
o	Reviewing internal communications to the Board of Directors and press releases
o	Comparing management’s estimate of production volumes to the capacity of the facility and historical production volumes
o	Understanding management’s estimate of production and operating costs and comparing those costs to historical actuals
o	We evaluated management’s estimated future sales prices of environmental attributes and natural gas by:
◾	Understanding the methodology used by management for developing future prices and comparing the estimated prices to an independently determined range of prices
◾	Comparing management’s estimates to published forward pricing indices and third-party industry sources

/s/ Deloitte & Touche LLP

Denver, Colorado

March 27, 2025

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gevo, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Gevo, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor from 2015 to 2024.

Denver, Colorado

March 7, 2024 (except for Note 22, as to which the date is March 27, 2025)

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	Note	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents		$189,389	$298,349
Restricted cash	5	1,489	77,248
Trade accounts receivable, net		2,411	2,623
Inventories	8	4,502	3,809
Prepaid expenses and other current assets	6	5,920	4,353
Total current assets		203,711	386,382
Property, plant and equipment, net	9, 22	221,642	211,563
Restricted cash	5	68,155	—
Operating right-of-use assets	7	1,064	1,324
Finance right-of-use assets	7	1,877	210
Intangible assets, net	10, 20	8,129	6,524
Goodwill	20	3,740	—
Deposits and other assets	11	75,623	44,319
Total assets		$583,941	$650,322
Liabilities
Current liabilities
Accounts payable and accrued liabilities	12, 22	$22,006	$22,752
Operating lease liabilities	7	333	532
Finance lease liabilities	7	2,001	45
Loans payable	13	21	130
2021 Bonds payable, net	13	—	67,967
Total current liabilities		24,361	91,426
Remarketed Bonds payable, net	13	67,109	—
Loans payable	13	—	21
Operating lease liabilities	7	966	1,299
Finance lease liabilities	7	187	187
Other long-term liabilities	20	1,830	—
Total liabilities		94,453	92,933
Commitments and Contingencies	17
Stockholders' Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 239,176,293 and 240,499,833 shares issued and outstanding at December 31, 2024, and December 31, 2023, respectively.		2,392	2,405
Additional paid-in capital		1,287,333	1,276,581
Accumulated deficit		(800,237)	(721,597)
Total stockholders' equity		489,488	557,389
Total liabilities and stockholders' equity		$583,941	$650,322

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

		Year Ended December 31,
	Note	2024	2023
Total operating revenues	3, 22	$16,915	$17,200
Operating expenses:
Cost of production	14	12,002	11,991
Depreciation and amortization	9, 10	18,298	19,007
Research and development expense	14	5,576	6,637
General and administrative expense		45,798	42,628
Project development costs	14	18,166	14,732
Acquisition related costs	23	4,932	—
Facility idling costs		2,967	4,040
Total operating expenses		107,739	99,035
Loss from operations		(90,824)	(81,835)
Other income (expense)
Interest expense		(3,879)	(2,161)
Interest and investment income	5, 18	15,740	19,090
Other income (expense), net		323	(1,309)
Total other income, net		12,184	15,620
Net loss		$(78,640)	$(66,215)
Net loss per share - basic and diluted	4	$(0.34)	$(0.28)
Weighted-average number of common shares outstanding - basic and diluted	4	231,674,716	238,687,621

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

		Year Ended December 31,
	Note	2024	2023
Net loss		$(78,640)	$(66,215)
Other comprehensive income:
Unrealized gain on available-for-sale securities		—	1,040
Comprehensive loss		$(78,640)	$(65,175)

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

		Common Stock			Accumulated Other	Accumulated	Stockholders’
	Note	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2022		237,166,625	$2,372	$1,259,527	$(1,040)	$(655,382)	$605,477
Non-cash stock-based compensation	14	—	—	17,087	—	—	17,087
Stock-based awards and related share issuances, net	19	3,333,208	33	(33)	—	—	—
Other comprehensive income		—	—	—	1,040	—	1,040
Net loss		—	—	—	—	(66,215)	(66,215)
Balance, December 31, 2023		240,499,833	$2,405	$1,276,581	$—	$(721,597)	$557,389
Non-cash stock-based compensation	14	—	—	14,847	—	—	14,847
Stock-based awards and related share issuances, net	19	5,784,668	58	495	—	—	553
Repurchase of common stock	19	(7,190,006)	(72)	(4,638)	—	—	(4,710)
Issuance of common stock upon exercise of warrants	19	81,798	1	48	—	—	49
Net loss		—	—	—	—	(78,640)	(78,640)
Balance, December 31, 2024		239,176,293	$2,392	$1,287,333	$—	$(800,237)	$489,488

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Year Ended December 31,
	Note	2024	2023
Operating Activities
Net loss		$(78,640)	$(66,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14	14,733	17,087
Depreciation and amortization	9, 10	18,298	19,007
Amortization of marketable securities discount		—	(102)
Other noncash expense		2,497	908
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable		417	(2,147)
Inventories	8	(706)	670
Prepaid expenses and other current assets, deposits and other assets	6, 11	(19,050)	(25,620)
Accounts payable, accrued expenses and non-current liabilities	12	5,068	2,693
Net cash used in operating activities		(57,383)	(53,719)
Investing Activities
Acquisitions of property, plant and equipment	9, 22	(51,085)	(54,455)
Proceeds from sale of investment tax credit	1	15,336	—
Payment of earnest money deposit	11	(10,000)	—
Acquisition of CultivateAI, net of cash acquired	20	(6,070)	—
Proceeds from maturity of marketable securities		—	168,550
Proceeds from sale of property, plant and equipment		—	34
Net cash (used in) provided by investing activities		(51,819)	114,129
Financing Activities
Proceeds from issuance of Remarketed Bonds	13	68,155	—
Extinguishment of 2021 Bonds	13	(68,155)	—
Payment of debt offering costs	13	(1,665)	—
Proceeds from the exercise of warrants	19	49	—
Payment of loans payable	13	(130)	(167)
Payment of finance lease liabilities	7	(906)	(22)
Repurchases of common stock	19	(4,710)	—
Net cash used in financing activities		(7,362)	(189)
Net (decrease) increase in cash and cash equivalents		(116,564)	60,221
Cash, cash equivalents and restricted cash at beginning of period		375,597	315,376
Cash, cash equivalents and restricted cash at end of period		$259,033	$375,597

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
Schedule of cash, cash equivalents and restricted cash	2024	2023
Cash and cash equivalents	$189,389	$298,349
Restricted cash (current)	1,489	77,248
Restricted cash (non-current)	68,155	—
Total cash, cash equivalents and restricted cash	$259,033	$375,597

	Year Ended December 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2024	2023
Cash paid for interest	$1,619	$1,029
Non-cash purchase of property, plant and equipment	$2,595	$8,174
Non-cash 401(k) match expense	$614	$—
Right-of-use asset purchased with financing leases	$2,731	$—
Right-of-use asset purchased with operating lease	$32	$199

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

Gevo is a next-generation diversified energy company committed to fueling America’s future with cost-effective, drop-in fuels that contribute to energy security, abate carbon, and strengthen rural communities to drive economic growth. Gevo’s innovative technology can be used to make a variety of renewable products, including SAF, motor fuels, chemicals, and other materials. Gevo’s business model includes developing, financing, and operating production facilities that create jobs and revitalize communities. Gevo owns and operates one of the largest dairy-based renewable natural gas (“RNG”) facilities in the United States, turning by-products into clean, reliable energy. We also operate an ethanol plant with an adjacent CCS facility, further solidifying America’s leadership in energy innovation. Additionally, Gevo owns the world’s first production facility for specialty ATJ fuels and chemicals. Through its Verity subsidiary, Gevo provides transparency, accountability and efficiency in tracking, measuring and verifying various attributes throughout the supply chain. By strengthening rural economies, Gevo is working to secure a self-sufficient future and to make sure value is brought to the market. Each of the market areas in which Gevo focuses have in common the need for carbon-based products and are not conducive to full electrification or hydrogen. We produce, sell, and trace renewable, drop-in products for these sectors, and generate carbon abatement value through our plant design and business systems. Carbon abatement value can be valorized via Renewable Identification Numbers (“RINs”), state credits, Inflation Reduction Act (“IRA”) tax credits, and the value of Scope 3 greenhouse gas emissions for end customers. Gevo operates in the sustainable energy sector, focusing on innovative solutions for reducing greenhouse gas emissions and advancing low-carbon energy alternatives. The company’s efforts are primarily concentrated in two key focus areas: GevoFuels and Gevo RNG.

Alcohol-to-Jet Projects

In early 2021, we announced our proprietary “Alcohol-to-Jet Projects” that we are developing and engineering as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. Our Alcohol-to-Jet Projects will convert renewable energy (e.g., photosynthetic, wind, and RNG) from a variety of sources into energy dense liquid hydrocarbons that, when burned in traditional engines, has the potential to achieve net zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and burned as a fuel for planes, cars, trucks, and ships. Gevo owns our Alcohol-to-Jet plant designs and the overall Gevo net zero process (i.e., the process to enable carbon-negative olefins, and hydrocarbon fuels with an anticipated net zero or better carbon footprint measured across the lifecycle of the whole processes). The proprietary Gevo Alcohol-to-Jet processes and plant designs are based upon the conversion of carbohydrates to alcohols, followed by the conversion of the alcohols to olefins (i.e., building blocks for chemicals, plastics, and fuels), and then the conversion of the olefins into fuels, all optimized and integrated to achieve a net zero carbon footprint. Our partners in developing and executing the Net Zero projects have included Fluid Quip Technologies, LLC, PRAJ Industries Limited (“PRAJ”), Zero6 Clean Energy Assets, Inc. (“Zero6”), McDermott International Ltd., and Fagen, Inc. Gevo owns the overall proprietary plant designs, engineering details, integration technologies, and has filed patents on several process improvements.

Our initial Alcohol-to-Jet Project, Alcohol-to-Jet 60 (“ATJ-60”, is expected to be located in Lake Preston, South Dakota, and is being currently designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF. Along with the hydrocarbons, ATJ-60 is being currently designed to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn and the production of protein, oil, and carbohydrates, the second step produces alcohols using fermentation and the third step is the conversion of the alcohols into hydrocarbons.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

We are also developing other commercial production projects for SAF at other locations in the United States where we expect to use our Alcohol-to-Jet plant designs based on work done for ATJ-60 at Lake Preston. Gevo expects to play the role of project developer, plant designer, technology licensor, and investor, based on traditional developer business models where the developer gets a partial ownership stake for developing the project. We may also co-invest in projects to increase our equity ownership in those projects.

Renewable Natural Gas Project

Gevo’s RNG facilities in Northwest Iowa (“NW Iowa RNG”), recorded in the Renewable Natural Gas segment, produce RNG captured from dairy cow manure supplied by three local dairies. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. In addition, in 2024 we completed an expansion to the RNG Project to increase its annual expected output from 355,000 MMBtu to 400,000 MMBtu. We sell our RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, we generate and sell Low Carbon Fuel Standard (“LCFS”) credits as well as D3 Renewable Identification Numbers (“RINs”) through the production of RNG (collectively, “environmental attributes”).

Luverne Facility

Gevo’s development plant in Luverne, Minnesota (the “Luverne Facility”) is currently being used for market development and customer education, but is not currently operating as a production plant. The Luverne Facility was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space. Gevo may use the Luverne Facility in the future to prove our processes, process concepts, unit operations and for other purposes to optimize feedstocks and the processes used for producing hydrocarbons from alcohols.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements of Gevo include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation. The Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”). These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company.

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

Estimates are subject to uncertainties due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and affect items such as valuing identified intangible assets; evaluating impairments of long-lived assets and goodwill; establishing estimated useful lives for long-lived assets; acquisition accounting; estimating revenues, expenses for services received but for which no invoice has been received and capital expenditures; recognizing share-based compensation expense; and determining liabilities, if any, for legal contingencies.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Concentrations of Credit Risk and Major Customers. The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit-quality financial institutions and are primarily in demand deposit accounts and money market funds. As of December 31, 2024, and 2023, one customer accounted for 86% and 100% of trade accounts receivable, net, and 93% and 90% of total revenue, respectively.

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

Trade Accounts Receivable, net. The Company records receivables for products shipped but for which payment has not yet been received. The Company records an allowance for credit losses for amounts not expected to be collected. The Company estimates the allowance based on expected credit losses.

Inventories. Inventory is recorded at net realizable value. Isobutanol inventory cost consists of the applicable share of raw material, direct labor and manufacturing overhead. Work in process inventory includes unfinished SAF, isooctane and isooctene inventory. Spare Parts inventory consists of the parts required to maintain the Company’s Luverne Facility and is recorded at cost. For each reporting period, the Company reviews the value of inventories on hand to estimate the recoverability through future sales. The Company reduces its inventories with adjustments for lower of cost or net realizable value, with cost determined by the average cost method.

Environmental Attribute Inventory. The Company generates D3 Renewable Identification Numbers (“RINs”) and Low Carbon Fuel Standard (“LCFS”) credits (collectively, “environmental attributes”) through the production of RNG used for transportation purposes as prescribed under the Renewable Fuels Standard program (“RFS”). Environmental attribute inventory is included as a component of “Inventories” on the Consolidated Balance Sheets. The Company intends to actively market and sell environmental attributes and as such records them as inventory. Accordingly, the Company allocates the costs of production based on the relative sales value of all revenue items for the NW Iowa RNG operations. The value of the environmental attributes is reviewed for potential write-downs based on the net realizable value methodology. Revenue is recognized on these environmental attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer based upon defined third party market prices and a transfer of control has occurred.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Impairment of Long-Lived Assets. The Company evaluates the recoverability of the recorded amount of long-lived assets, including property, plant and equipment, licenses, patents, operating lease right-of-use assets, and finance lease right-of-use assets when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the Company determines that an asset is impaired, it measures the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. No impairment losses on tangible and intangible assets were recorded for the years ended December 31, 2024, and 2023.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Intangible assets. Intangible assets consist of patents, developed technology, a customer-related intangible, and trade names. Costs related to patents, including legal fees, customer-related intangible, and trade names are capitalized and amortized over the estimated useful lives using the straight-line method. Amortization expense is recorded in “Depreciation and amortization” in the Operating expenses section of the Consolidated Statements of Operations. For intangibles purchased in acquisitions, the useful life is determined by valuation estimates of remaining economic life. The Company periodically evaluates the amortization period and carrying value of its intangible assets to determine whether any events or circumstances warrant revised estimated useful life or reduction in value.

Capitalized Software Costs. The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of five years, which is the expected useful life of the software.

Goodwill. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Impairment exists when the carrying amount of a reporting unit exceeds its estimated fair value, resulting in an impairment charge for this excess, with the maximum charge limited to the carrying value of goodwill allocated to that reporting unit. Our annual impairment testing date is August 1st. Gevo can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. A qualitative assessment considers macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, and Company specific factors such as market capitalization in excess of net assets, trends in revenue generating activities, and merger or acquisition activity.

If the Company elects to bypass qualitatively assessing goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, management estimates the fair values of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compares it to their carrying values. The estimated fair values of the reporting units are established using an income approach based on a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit, a market approach which compares each reporting unit to comparable companies in their respective industries, as well as a market capitalization analysis.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company consolidates a VIE if it is deemed to be the primary beneficiary. The Company determines it is the primary beneficiary if it has the power to direct the activities that most significantly impact the VIEs’ economic performance and has the obligation to absorb losses or has the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it is the primary beneficiary. See Footnote 21 below for further information.

Revenue Recognition. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue from the Company’s point in time product sales is recognized when products are transferred, or services are invoiced and control transferred. The Company has presented the disclosures required by ASC 606, see Note 3, Revenues from Contracts with Customers and Other Revenue.

Cost of Production. Cost of production includes costs incurred in operations for the production of RNG and isobutanol, as well as costs for direct materials, direct labor and certain plant overhead costs, and plant utilities including natural gas and wind power. Direct materials consist of manure feedstock and process chemicals. Direct labor includes compensation of personnel directly involved in production operations.

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

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options and restricted stock awards, to be measured based on the grant date fair value of the awards. The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model and the grant date fair value for restricted stock awards is based upon the closing price of the Company’s

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

common stock on the date of grant. The Company recognizes compensation costs for share-based payment awards granted to employees net of actual forfeitures and recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is currently the vesting term of up to three years.

Governmental Grants. There is no U.S. GAAP that explicitly covers accounting for government "grants" to for-profit entities, with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 – Accounting for Government Grants and Disclosures of Government Assistance (“IAS 20”) was the most appropriate analogy for the purpose of recording and classifying the federal funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate.

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

Income Tax. The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recorded in the results of operations in the period that includes the enactment date under the law.

We establish valuation allowances for deferred tax assets based on a more likely than not standard. Deferred income tax assets are evaluated annually to determine if valuation allowances are required or should be adjusted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year results as the primary measure of cumulative losses in recent years.

We record uncertain tax positions on the basis of a two-step process whereby we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and for those tax positions that meet the more likely than not criteria, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in Income tax expense.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

On September 18, 2024, we sold approximately $15.3 million in Investment Tax Credits (“ITCs”) to a corporate buyer. This transaction monetized IRA Investment Tax Credits generated from the commercialization of the RNG Project by Gevo NW Iowa RNG, LLC and provided net cash proceeds of approximately $14.0 million to us after transaction fees. As of December 31, 2024, the Company recorded $15.3 million as a reduction to Property, plant, and equipment, net on the Consolidated Balance Sheet.

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

During the year ended December 31, 2024, the Company incurred $6.8 million of costs under the USDA Grant, which are included in Project development costs in the Condensed Consolidated Statement of Operations. During the year ended December 31, 2024, the Company recognized $4.6 million of grant reimbursements, as a reduction to Project development costs in the Condensed Consolidated Statement of Operations, which represents reimbursements for prior period costs. The Company expects to be reimbursed for all remaining costs not yet reimbursed by the USDA under the grant in future periods.

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

Recently Issued, Not Yet Adopted Accounting Pronouncements

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

Income Statement Disclosures. In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 will require companies to disaggregate, within the notes to the financial statements, certain expenses presented on the face of the financial statements to enhance transparency and help investors better understand an entity's performance. The amendment will specifically require that an entity disclose the amounts related to purchases of inventory, employee compensation, depreciation and intangible asset amortization. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s financial statement disclosures.

Recently Adopted Accounting Pronouncements

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance in the fourth quarter of 2024. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial statements and results of operations. See Note 22, Segments, for the updated segment disclosures

3. Revenues from Contracts with Customers and Other Revenue

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

Other Revenue

The Company recorded limited revenues from the sale of isooctane and software services during the years ended December 31, 2024 and 2023. The isooctane was sold on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

The following tables display the Company’s revenue by major source based on product type (in thousands):

	Year Ended December 31,
Major Goods/Service Line	2024	2023
Renewable natural gas	$691	$659
Environmental attributes	15,105	14,798
Licensing and development revenue	800	1,300
Other revenue	319	443
Total operating revenue	$16,915	$17,200

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Contract Assets and Trade Receivables. As of December 31, 2024, and 2023, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in “Trade accounts receivable, net” on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. No allowance for credit losses was recorded for each of the years ended December 31, 2024, and 2023.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Diluted net loss per share excluded common stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported net loss per share. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and therefore 1,744,646 shares are excluded from the computation of diluted earnings per share.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(78,640)	$(66,215)
Basic weighted-average shares outstanding	231,674,716	238,687,621
Net loss per share - basic and diluted	$(0.34)	$(0.28)

5. Restricted Cash

As of December 31, 2024, current and non-current restricted cash of $69.6 million consists of amounts held as collateral for letters of credit to provide financing support for the Company’s Remarketed Bonds (as defined in Note 13, Debt).

The Company entered into an irrevocable direct pay letter of credit (the “Bond Letter of Credit”) with Citibank N.A (“Citibank”) in April 2021, to support the 2021 Bonds for the development and construction of NW Iowa RNG. See Note 13, Debt, for additional information on the 2021 Bonds. The Bond Letter of Credit has a 0.5% annual fee and would have expired April 4, 2024 (but was terminated earlier and replaced with the New Bond Letter of Credit on April 1, 2024, as described below). The Company deposited $71.2 million with Citibank as restricted cash to secure any amounts drawn under the Bond Letter of Credit. As of December 31, 2024, no amounts have been drawn under the Bond Letter of Credit.

In September 2022, the Company entered into a Pledge and Assignment agreement with Citibank to provide credit support in the form of a letter of credit (the “Power Letter of Credit”) from Citibank to a local electric utility company in order to induce the utility company to design and construct the power transmission and distribution facilities that will serve ATJ-60. The Company deposited $6.6 million of restricted cash in an account with Citibank to collateralize the Power Letter of Credit, which had a 0.3% annual fee and would have expired September 30, 2024 (unless terminated earlier). As of December 31, 2024, no amounts had been drawn under the Power Letter of Credit. In January 2024, Citibank was notified by the local electric utility company to close the letter of credit, as the Company has discontinued its relationship with the local utility and fulfilled all obligations under the Power Letter of Credit.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

In April 2024, the Company entered into an irrevocable direct pay letter of credit (the “New Bond Letter of Credit”) with Citibank to support the Remarketed Bonds. See Note 13, Debt, for additional information on the Remarketed Bonds. The New Bond Letter of Credit has a 0.75% annual fee and expires April 6, 2026 (unless terminated earlier). The Company maintained $69.6 million of the existing collateral with Citibank as restricted cash to secure any amounts drawn under the New Bond Letter of Credit, with $0.3 million of the balance as of March 31, 2024, returned to the Company in the second quarter of 2024. As of December 31, 2024, no amounts have been drawn under the New Bond Letter of Credit.

The Company is entitled to receive interest income on the restricted cash, and recorded interest income of $3.4 million and $3.4 million for the years ended December 31, 2024, and 2023, respectively, included in “Other income, net” in the Consolidated Statements of Operations.

6. Prepaid and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	December 31,
	2024	2023
Prepaid insurance	$1,520	$568
Interest receivable	730	1,331
Prepaid feedstock	1,097	1,097
Other current assets	2,573	1,357
Total prepaid expenses and other current assets	$5,920	$4,353

7. Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease for the Company’s office and research facility in Englewood, Colorado, which expires in January 2029, and an operating lease for additional office space in Albuquerque, New Mexico, which expires in 2025. The Company’s office facility lease contains an option to extend the lease, which management does not reasonably expect to exercise, so they are not included in the length of the terms. The additional office space lease does not contain an option to extend.

The Company has four finance leases for land, one for a processing facility, and one for a piece of operating equipment. The land leases are for NW Iowa RNG. The Company leases land from dairy farmers on which it has built three anaerobic digesters, and a gas upgrade facility to condition raw biogas from cow manure provided by the farmers. These leases expire at various dates between 2031 and 2050. The Company accounts for lease components separately from non-lease components for the Company’s dairy lease asset class. The total consideration in the lease agreement is allocated to the lease and non-lease components based on their relative standalone selling prices. These leases contain options to extend the leases, which management reasonably expects to exercise and are included in the length of the terms. The lease of operating equipment is to be used at NW Iowa RNG and expires in 2025. The lease does not contain an option to extend and contains a purchase option upon termination that the Company expects to exercise.

In August 2024, the Company entered into an amendment that extended the term of an existing agreement to use a third-party processing facility beyond the previous 12-month term, which resulted in the agreement being recorded as a lease. The agreement for the leased facility expires in 2025, with no option to extend the lease term. Lease amortization for the third-party processing facility was recorded as a component of Project development costs on the Condensed Consolidated Statement of Operations prior to the signing of a customer offtake agreement in August 2024, and after which it is included as a component of work-in-progress inventory, to be expended as a component of Cost of production as sales are made in future periods.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables present the (i) costs by lease category, (ii) other quantitative information, and (iii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

Years Ended December 31,
2024
Operating lease cost	$281
Finance lease expense:
Amortization of leased assets	1,069
Interest on lease liabilities	315
Total lease expense	$1,665

	Years Ended December 31,
	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$906	$22
Operating cash flows from operating leases	$405	$330
Finance cash flows from finance leases	$191	$2
Right-of-use asset obtained in exchange for new finance lease liabilities	$2,731	$—
Right-of-use asset obtained in exchange for new operating lease liabilities	$32	$199
Weighted-average remaining lease term, finance lease (months)	38	307
Weighted-average remaining lease term, operating leases (months)	46	61
Weighted-average discount rate - finance leases (1)	16%	12%
Weighted-average discount rate - operating leases (1)	6%	6%
(1)	When our leases do not provide an implicit interest rate, we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

Year Ending December 31,	Operating Leases	Finance Leases
2025	$398	$2,168
2026	367	26
2027	335	27
2028	344	26
2029	—	27
2030 and thereafter	—	516
Total	1,444	2,790
Less: amounts representing present value discounts	145	602
Total lease liabilities	1,299	2,188
Less: current portion	333	2,001
Non-current portion	$966	$187

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	December 31,
	2024	2023
Raw materials	$198	$104
Finished goods
Biofuels	1,250	1,167
Work in process
Environmental attributes	2,146	2,067
Biofuels	248	—
Jet fuel	—	—
Spare parts	660	471
Total inventories	$4,502	$3,809

9. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	Useful Life	December 31,
	(in years)	2024	2023
Land		$6,592	$6,505
Plant facilities and infrastructure	5 to 20	74,255	77,329
Machinery and equipment	5 to 20	79,637	95,212
Furniture and office equipment	3 to 7	2,779	2,864
Software	3 to 6	5,419	1,636
Construction in progress		154,272	114,332
Total property, plant and equipment		322,954	297,878
Less: accumulated depreciation and amortization		(101,312)	(86,315)
Property, plant and equipment, net		$221,642	$211,563

The Company recorded depreciation expenses of $15.9 million and $17.6 million for the years ended December 31, 2024, and 2023, respectively.

10. Intangible Assets

Intangible assets consist of acquired patents, and intangible assets acquired as part of the acquisition of Cultivate Agricultural Intelligence, LLC. Acquired patents were evaluated by management to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products. See Note 20, Business Combinations, for additional information on assets acquired as part of the Cultivate Agricultural Intelligence, LLC acquisition.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	December 31, 2024
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,580	$(2,203)	$2,377	7.4
Defensive assets	4,900	(1,922)	2,978	8.4
Developed technology	1,300	(87)	1,213	5.0
Customer-related intangible	1,500	(31)	1,469	16.0
Trade name	100	(8)	92	4.0
Intangible assets	$12,380	$(4,251)	$8,129	8.9

	December 31, 2023
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,580	$(1,621)	$2,959	7.4
Defensive assets	4,900	(1,335)	3,565	8.4
Intangible assets	$9,480	$(2,956)	$6,524	7.9

The Company recorded amortization expense of $1.3 million and $1.2 million for the years ended December 31, 2024, and 2023, respectively.

The following table details the estimated amortization of identifiable intangible assets as of December 31, 2024 (in thousands):

			Developed	Customer-Related
Year Ending December 31,	Patents	Defensive Assets	Technology	Intangible	Trade Name	Total
2025	$582	$586	$260	$94	$25	$1,547
2026	582	586	260	94	25	1,547
2027	582	586	260	94	25	1,547
2028	582	586	260	94	17	1,539
2029	49	586	173	94	—	902
2030 and thereafter	—	48	—	999	—	1,047
Total intangible assets	$2,377	$2,978	$1,213	$1,469	$92	$8,129

11. Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	Year Ended December 31,
	2024	2023
Deposits	$184	$166
Prepaid feedstock	2,636	440
Equity interest (1)	1,500	1,500
Exclusivity fees (2)	—	583
Deposits receivable (3)	47,737	33,602
Earnest money deposit (4)	10,000	—
Other assets, net (5)	13,566	8,028
Total deposits and other assets	$75,623	$44,319

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

(1)	The Company directly holds a 3.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. Recent observable equity raises indicated no impairment issues or an increase to the carrying value. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary, see Note 17, Commitments and Contingencies, for additional information.
(2)	Axens will provide certain alcohol-to-SAF technologies and services exclusively provided to the Company which may be offset against future license fees subject to the delivery of a process design package.
(3)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce to design and construct the power generation, transmission and distribution facilities that will serve ATJ-60, $5.5 million of which will be either reimbursed or used as an investment into wind generation facility and the remaining $28.1 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(4)	Earnest money deposited in connection with the announced Red Trail Purchase Agreement, see Note 23, Subsequent Events, for additional information.
(5)	Capital expenditures primarily related to the installation of infrastructure and equipment necessary to support the feedstock processing facilities, which will be depreciated over the expected useful life of the assets.

12. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands):

	Year Ended December 31,
	2024	2023
Accounts payable	$539	$2,718
Accrued liabilities	9,873	6,448
Accrued construction in progress	2,595	6,965
Accrued payroll and related benefits	8,999	6,621
Total accounts payable and accrued liabilities	$22,006	$22,752

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

2024 Bond Remarketing

On April 1, 2024 (the “Conversion Date”), the 2021 Bonds became subject to mandatory tender for purchase and have been remarketed to bear interest in a new term rate period (the “Remarketed Bonds”). In connection with the conversion and remarketing of the 2021 Bonds on the Conversion Date, the original Indenture was amended by a First Supplemental Indenture dated April 1, 2024 (together with the original Indenture the “First Supplemental Indenture,”) between the Issuer and the Trustee. The original bond financing agreement was amended by a First Supplemental Bond Financing Agreement dated April 1, 2024 (together with the original bond financing Agreement, the “First Supplemental Bond Financing Agreement”) between the Issuer and the Company. The Remarketed Bonds were accounted for as a debt extinguishment, with no gain or loss recognized from extinguishment.

The Remarketed Bonds retained the same principal and maturity date of January 1, 2042. The Remarketed Bonds now bear interest of 3.875% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually. The effective interest rate is 1.2%. The Company incurred $1.7 million of debt issuance costs associated with the remarketing. As of December 31, 2024, debt issuance costs, net of amortization, were $1.0 million.

The Remarketed Bonds are supported by a $69.6 million New Bond Letter of Credit; see Note 5, Restricted Cash, issued to the incumbent Trustee that can draw sufficient amounts on the New Bond Letter of Credit to pay the principal and interest, in case of default, until the first mandatory tender date of April 1, 2026. The Remarketed Bonds are subject to redemption and re-marketable on or after November 1, 2024. If the Remarketed Bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the New Bond Letter of Credit to repay the bonds in their entirety at the purchase price. As of December 31, 2024, no amounts have been drawn under the New Bond Letter of Credit.

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

The summary of the Company’s long-term debt is as follows (in thousands) as of:

			Year Ended December 31,
	Interest Rate	Maturity Date	2024	2023
Remarketed Bonds, net	3.9%	April 2042	$68,155	$68,155
SBA Loans	1.0%	April 2025	21	119
Equipment	4% to 5%	December 2024	—	32
Total debt			68,176	68,306
Less: unamortized costs			(1,046)	(188)
Total debt, net			$67,130	$68,118
Less: current portion			(21)	(68,097)
Total non-current debt			$67,109	$21

Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2025	$21
2026 and thereafter	68,155
Total debt	$68,176

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”) and the Employee Stock Purchase Plan.

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2023, upon approval of the shareholders at the 2023 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 37,980,074 shares. At December 31, 2024, 2,526,460 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Cost of production	$60	$59
General and administrative	12,747	15,204
Other operating expenses	1,926	1,824
Total stock-based compensation	$14,733	$17,087

As of December 31, 2024, $0.1 million of stock-based compensation expense was capitalized due to labor allocation associated with internally developed software.

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the year ended December 31, 2024, were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average	Aggregate
	Number of	Exercise	Term	Grant-Date	Intrinsic
	Options	Price (1)	(years)	Fair Value	Value
Options outstanding at December 31, 2023	8,109,060	$3.51	8.8
Granted	6,603,419	$0.71
Forfeited and expired	(609,021)	$2.57
Exercised	—	$—
Options outstanding at December 31, 2024	14,103,458	$2.24	8.4	$1.90	$—
Options vested and expected to vest at December 31, 2024	14,103,458	$2.24	8.4	$1.90	$—
(1)	Exercise price of options outstanding range from $0.67 to $876 as of December 31, 2024. The higher end of the range is due to the impact of several reverse stock splits during the years 2015 to 2018.

During the year ended December 31, 2024, 5.5 million stock options vested. As of December 31, 2024, the total unrecognized compensation expense relating to stock options was $5.4 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.7 years.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the weighted average Black-Scholes option pricing model assumptions (no dividends were expected) and resulting grant date fair value for the stock options granted during the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.24%	4.30%
Expected volatility factor	133%	153%
Expected option life (years)	6.0	6.0
Weighted-average fair value	$0.63	$1.41

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

Non-vested restricted stock awards at December 31, 2024, and changes during the year ended December 31, 2024, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2023	6,159,341	$2.30
Granted	5,739,174	$0.75
Vested and issued	(3,758,389)	$2.59
Forfeited and expired	(551,982)	$1.16
Non-vested at December 31, 2024	7,588,144	$1.08

As of December 31, 2024, the total unrecognized compensation expense relating to restricted stock awards was $6.1 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.7 years.

15. Income Taxes

For financial reporting purpose, income before income taxes includes the following components in millions:

2024
United States	$(79.1)
Total	$(79.1)

As of December 31, 2024, the Company has a federal and state net operating loss carryover of approximately $238.5 million and $208.6 million, respectively, available to offset future income for income tax reporting purposes. Of our Federal net operating loss carryovers, $1.5 million is expiring in year 2037 and $237.0 million has indefinite carryforward periods. Other than the $1.5 million generated in year 2017 and expiring in year 2037, the rest of the loss utilization is limited to 80% of taxable income in the future years. The Company also has state net operating loss carryovers, $205.8 million would expire between the years 2033 and 2044.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets (in thousands):

	December 31,
	2024	2023
Deferred tax assets, net:
Net operating loss carryforwards	$61,024	$48,638
Operating lease assets	(780)	(405)
Operating lease liabilities	925	545
Depreciation	17,775	11,421
Stock compensation	1,225	2,530
Business interest expense	1,083	1,110
Capitalized research cost	11,070	7,332
Transaction cost	1,308	—
Other temporary differences	1,060	820
Deferred tax assets	94,690	71,991
Valuation allowance	(94,690)	(71,991)
Net deferred tax assets	$—	$—

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based on management’s review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting results, we have concluded that it is not likely that we will be able to realize all of our U.S. deferred tax assets. Therefore, we have provided a full valuation allowance against deferred tax assets at December 31, 2024 and 2023, respectively.

The following table sets forth reconciling items from income tax computed at the statutory federal rate:

	Year Ended December 31,
	2024	2023
Federal income tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefits	8.5%	6.8%
Officers compensation limit	1.4%	(1.8)%
Stock based compensation	(6.1)%	(2.5)%
Other permanent	(0.4)%	(0.2)%
Valuation allowance	(28.5)%	(23.3)%
Net federal true-up	4.1%	—%
Effective tax rate	—%	—%

The decrease from the federal statutory rate for the years ended December 31, 2024 is primarily due to the movement in officers compensation, stock-based compensation, state taxes, and valuation allowances.

Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return. The

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Company’s evaluation was performed for the tax periods from inception to December 31, 2024. The Company is subject to examination by major tax jurisdictions for the years ended December 31, 2021 to 2024.

The Company recognizes uncertain tax positions net, against any operating losses or applicable research credits as they arise. Currently, there are no uncertain tax positions recognized at December 31, 2024 and 2023, respectively.

16. Employee Benefit Plan

The Company sponsors the Gevo, Inc. 401(k) Plan (the “401(k) Plan”). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees beginning the month after employment. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. Beginning January 1, 2023, the 401(k) Plan was amended to include matching contributions to the 401(k) Plan, with the Company matching 100% of the employee’s contributions that are not over 3% of compensation, plus 50% of contributions which are over 3% but are not over 5% of compensation. The matching contributions will be made in shares of the Company’s common stock and vest immediately. For the year ended December 31, 2024, accrued matching contributions to the 401(k) Plan was $0.8 million, equivalent to approximately 0.7 million shares of common stock, to be remitted to participants in Q1 2025. For the year ended December 31, 2023, accrued matching contributions to the 401(k) Plan was $0.7 million, equivalent to approximately 0.7 million shares of common stock, which was remitted to participants in Q1 2024.

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

State Tax Audit. During 2023, the Company was notified of a pending sales and use tax audit by the South Dakota Department of Revenue for the period covering January 2021 through December 2023. Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the Company concluded that certain losses on litigation were probable and estimable; as a result, the Company recorded $1.0 million accrual for use tax contingencies, included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2024, and 2023, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2024.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG project. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Zero6 Commitments. In September 2022, the Company entered into a development agreement with Zero6 to construct and operate a wind project for the provision of electric energy for ATJ-60. Pursuant to the agreement, the Company has committed to pay Zero6 total development charges of $8.6 million, comprised of advanced development fee payments of $0.9 million, certain reimbursable costs of $1.2 million, and $6.5 million upon completion of the project. The Company is not contractually obligated for the specified development charges until certain milestones are met in future periods, and upon completion of the project.

Further, the Company has committed to fund certain discretionary, budgeted costs associated with long lead equipment and engineering services for ATJ-60, totaling an estimated $36.0 million. The amount is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts. See Footnote 21 below for further information.

Additionally, the Company’s investment in Zero6, see Note 11, Deposits and Other Assets, is pledged separately as collateral for two commitments for the purchase of wind electricity for the Luverne Facility, as well as the purchase of 100% of RCWF’s renewable energy credits. Gevo has a commitment to purchase all of RCWF’s electricity. The portion not used by the Luverne Facility is charged to the Company at a lower price.

The estimated commitments as of December 31, 2024, and thereafter are shown below (in thousands):

	December 31,
						2030 and
	2025	2026	2027	2028	2029	thereafter	Total
Fuel Supply Payments	$2,106	$1,718	$2,060	$1,753	$2,226	$23,742	$33,605
Zero6 Commitment	34,217	34,337	—	8,350	—	—	76,904
Renewable Energy Credits	142	142	142	142	142	1,468	2,178
Electricity Above Use (Est.)	505	—	—	—	—	—	505
Total	$36,970	$36,197	$2,202	$10,245	$2,368	$25,210	$113,192

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at December 31, 2024, and 2023, are as follows (in thousands):

Fair Value Measurements at December 31, 2024
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$189,389	$189,389	$—	$—

Fair Value Measurements at December 31, 2023
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$298,349	$298,349	$—	$—
(1)	Cash and cash equivalents includes $186.7 million and $283.2 million invested in U.S. government money market funds as of December 31, 2024, and 2023, respectively.

The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2024, and 2023.

For the Remarketed Bonds, the fair values are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the Remarketed Bonds was assumed to be April 1, 2026 (two years from issuance) with repayment of 100% of principal on that date. The impact of the Company’s optional redemption feature, effective November 1, 2024, is appropriately captured by the Black-Derman-Toy interest rate lattice. The carrying values and estimated fair values of the Remarketed Bonds as of December 31, 2024, are summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
Remarketed Bonds	$68,155	$68,852

19. Shareholders’ Equity

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

As of December 31, 2024, the Company has remaining capacity to issue up to $500.0 million of common stock under the at-the-market offering program.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company repurchased 7.2 million shares of common stock for $4.7 million under the stock repurchase program during the year ended December 31, 2024. Shares were repurchased at market value, and were retired immediately upon repurchase. The Company did not repurchase any shares during the year ended December 31, 2023. As of December 31, 2024, approximately $20.3 million remained available under the stock repurchase program.

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

During the year ended December 31, 2024, common stock was issued as a result of the exercise of warrants as shown below (dollars in thousands):

	Common Stock
	Issued	Proceeds
Series 2020-A Warrants	81,798	$49

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

No warrants were exercised during the year ended December 31, 2023.

20. Business Combinations

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

The Cultivate Acquisition was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $6.9 million. Included in the total consideration is cash consideration of $6.2 million and estimated contingent consideration totaling $0.7 million (the “Cultivate Earn-out liability”), for which the Company may be required to pay additional cash consideration contingent on future net profit-based performance targets between the closing date and the fourth anniversary of the closing date, up to a maximum of $2.0 million. As of the Cultivate Acquisition Date, the fair value of the Cultivate Earn-out liability was determined using a Monte Carlo simulation approach and is considered a Level 3 fair value measurement. As of December 31, 2024, the Cultivate Earn-out liability’s fair value of $0.7 million is reported within the Other long-term liabilities line item in the Condensed Consolidated Balance Sheets. The fair value will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in the fair value of the Cultivate Earn-out Liability recognized in the Condensed Consolidated Statements of Operations. The change in the fair value of the Cultivate Earn-out Liability has not changed significantly from the date of acquisition.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth the intangible assets acquired in the Cultivate Acquisition (in thousands):

	Cultivate	Estimated
	Acquisition Date	Life
	Fair Value	(Years)
Developed technology	$1,300	5.0
Customer-related intangible	1,500	16.0
Trade names	100	4.0
Total intangible assets	$2,900

21. Variable Interest Entities

The Company has entered into agreements with various SPEs to facilitate the development and construction of facilities to provide carbon neutral power to ATJ-60. These SPEs are structured as a limited liability companies.

Nonconsolidated VIEs

During September 2022 and February 2023, the Company entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”), a national clean energy expert that provides expertise in capital management, development, engineering, and asset management, to develop and construct facilities to provide carbon neutral power to ATJ-60 via the two Project LLCs: Kingsbury County Wind Fuel, LLC (“KCWF”) and Dakota Renewable Hydrogen, LLC (“DRH”), respectively. In December 2023 the agreements with ZEDI related to the two Project LLCs were amended to remove certain kickout rights that previously existed.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Each Project LLC is currently funded via advances for certain long lead equipment items from Gevo. The Company has made certain refundable project advances indirectly to the Project LLCs via ZEDI, to induce ZEDI to design and construct the power generation, transmission and distribution facilities that will serve ATJ-60.

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

There was no gain or loss recognized as a result of the deconsolidation of the Project LLCs. We have recognized $47.5 million in Deposits and other assets related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs.

22. Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM assesses the segments’ performance by using Loss from Operations.

The CODM uses operating results for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources of each segment. As such, management has determined that the Company has organized its operations and activities in the manner in which information is utilized by the CODM and has determined that it has three operating and reportable segments: (i) Gevo segment; (ii) GevoFuels segment; (iii) GevoRNG segment. All segments follow the same basis of accounting policies as described in Note 2, Summary of Significant Accounting Policies.

Gevo segment. The Gevo segment is responsible for all research and development activities related to the future production of SAF, commercial opportunities for other renewable hydrocarbon products, such as hydrocarbons for gasoline blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes; plastics and materials; and other chemicals. The Gevo segment also develops, maintains and protects its intellectual property portfolio, provides corporate oversight services, and is responsible for development of Verity platforms.

GevoFuels segment. GevoFuels is a cornerstone of the Company’s operations, committed to driving low-cost, sustainable, and American-made energy solutions. Our focus is on advancing practical, low-carbon energy alternatives that promote energy independence and strengthen the economy. This segment is dedicated to the development, construction, and operation of Alcohol-to-Jet projects that are not only good for the environment but also cost-effective for businesses and consumers. Our flagship project, ATJ-60, is a groundbreaking greenfield initiative focused on producing SAF right here in the U.S.

GevoRNG segment. The Renewable Natural Gas segment includes GevoRNG which is an innovative project that leverages anaerobic digestion technology to capture and convert methane emissions into renewable natural gas. This project plays a significant role in addressing both the environmental impact of methane emissions and the growing demand for cleaner energy alternatives. RNG is chemically identical to conventional natural gas, but it is produced from organic waste rather than fossil fuels, making it a sustainable and carbon-neutral energy source. By converting methane

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

emissions into RNG, Gevo RNG helps mitigate the environmental impact of livestock farming, specifically reducing the greenhouse gases that contribute to climate change.

During the fourth quarter of 2024, the Company realigned its organizational and reporting structure due to the acquisition of CultivateAI as well as the anticipated closing of its acquisition of Red Trail Energy. The Company previously reported an Agri-Energy segment, which consisted of a plant that has been idle since 2022. Information previously reported within the Agri-Energy segment is now included within the Gevo segment. Information related to the GevoFuels segments is now reviewed by the CODM. All historical financial segment information has been recast to conform to the current period presentation. We use segment profit and loss as a measure reported to the chief operating decision-maker for the purpose of making decisions about allocating resources to the segment and assessing its performance. The financial information presented below reflects information about the Company’s segments.

The "Other Expenses" in the segment table include the following components: cost of production, general and administrative expenses, acquisition-related costs, facility idling costs, and other expenses.

	Year Ended December 31, 2024

	Gevo	GevoFuels	GevoRNG	Consolidated
Revenues	$1,119	$—	$15,796	$16,915
Less:
Depreciation and amortization	9,718	—	8,580	18,298
Research and development	5,581	(5)	—	5,576
Project development	14,236	3,930	—	18,166
Other expenses	49,724	—	15,975	65,699
Loss from operations	(78,139)	(3,925)	(8,760)	(90,824)
Interest expense	(760)	(5)	(3,114)	(3,879)
Interest income	15,637	—	—	15,637
Consolidated Net Loss	(62,854)	(3,925)	(11,861)	(78,640)

Acquisitions of property, plant, and equipment	17,088	30,102	3,895	51,085
Total assets	297,979	208,309	77,653	583,941

	Year Ended December 31, 2023

	Gevo	GevoFuels	GevoRNG	Consolidated
Revenues	$1,743	$—	$15,457	$17,200
Less:
Depreciation and amortization	12,302	—	6,705	19,007
Research and development	6,577	—	60	6,637
Project development	12,751	1,981	—	14,732
Other expenses	45,871	1	12,787	58,659
Loss from Operations	(75,758)	(1,982)	(4,095)	(81,835)
Interest expense	(365)	(5)	(1,791)	(2,161)
Interest income	18,957	—	—	18,957
Consolidated Net Loss	(57,283)	(3,048)	(5,884)	(66,215)

Acquisitions of property, plant, and equipment	19,821	28,240	6,394	54,455
Total assets	410,975	137,837	101,510	650,322

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

23. Subsequent Events

Acquisition of Red Trail Energy Assets

On September 10, 2024, the Company and certain of its wholly owned subsidiaries (the “Buyers”) entered into an Asset Purchase Agreement (the “Red Trail Purchase Agreement”) with Red Trail Energy, LLC, a North Dakota limited liability company (“Seller”). Pursuant to the Red Trail Purchase Agreement, Buyers acquired substantially all of the assets, and assumed certain liabilities, of Seller (the “Transaction”). The purchase price was $210,000,000, subject to customary adjustments, including a working capital adjustment (the “Purchase Price”).

In connection with the Red Trail Purchase Agreement, the Company and Seller entered into an escrow agreement pursuant to which the Company (i) deposited $10,000,000 in earnest money, see Note 11, Deposits and Other Assets, which will be applied against the Purchase Price, (ii) deposited $1,260,000 of the Purchase Price at closing for the purposes of securing the post-closing indemnification obligations of Seller, and (iii) deposited $5,000,000 of the Purchase Price at closing for purposes of securing any Purchase Price adjustments. In addition, Buyers obtained a representation and warranty insurance policy to provide coverage for certain breaches of representations and warranties of the Seller, which coverage is subject to certain exclusions, deductibles and other terms and conditions as set forth in the policy.

On January 31, 2025 (the “Closing Date”), the Company, closed the Transaction pursuant to the Purchase Agreement.

Credit Agreement

On the Closing Date, Net-Zero North HoldCo, LLC, (the “Borrower”), and certain other subsidiaries of Gevo, entered into a Credit Agreement (the “Credit Agreement”) with OIC Investment Agent, LLC, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”) and as collateral agent for the Secured Parties (in such capacity, the “Collateral Agent”), and the lenders from time to time thereto (“Lenders”).

The Credit Agreement provides for a $105 million senior secured term loan that was funded on the Closing Date (the “Term Loan”) with a maturity of January 31, 2030. The proceeds of the Term Loan were used to partially fund the Transaction and the payment of fees under the Credit Agreement. The Credit Agreement also provides for additional uncommitted term loans in an aggregate amount to be mutually agreed upon by the Borrower, the Guarantors and the Lenders for use for certain future growth opportunities after the Closing Date. Interest on the Term Loan will accrue at a rate of (i) 10.00% per annum if the net leverage ratio as of the last day of the quarter for the measurement period (the “Measurement Period”) consisting of the prior four consecutive fiscal quarters of the Borrower (“Leverage Ratio”) is less than 1.5x, (ii) 10.75% per annum if the Leverage Ratio is equal to or greater than 1.5x, but less than 3.0x, and (iii) 11.50% per annum if the Leverage Ratio is equal to or greater than 3.0x and shall initially be set at 11.50% per annum until the next quarterly adjustment date. The Leverage Ratio is defined as the ratio of the combined indebtedness of the Borrower and the Guarantors (other than any indebtedness pursuant to any permitted working capital facility) less any cash equivalent investments in any collateral accounts to the consolidated EBITDA of the Borrower and Guarantors for the relevant Measurement Period. Interest will be due and payable in cash at the end of each quarter.

In connection with the Term Loan, and subject to the other terms under the Credit Agreement, Lenders made an equity investment in Gevo Intermediate HoldCo, LLC (“Holdings”) equal to $5 million on the Closing Date. The organizational documents of Holdings also provide Lenders with the right to appoint two non-voting observers to the board of managers of Holdings.

The Term Loan is secured by a first-lien security interest subject only to reasonable and customary permitted liens and encumbrances, in all the Borrower’s and each Guarantor’s tangible and intangible assets, properties controlled by Borrower and Guarantors, and contracts, including deposit accounts and collateral assignment of material contracts and certain real estate assets to be determined, and includes a pledge of all equity interests in the Borrower and its

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

subsidiaries. The Credit Agreement also contains customary affirmative and negative covenants, events of default, mandatory prepayments (including an excess cash flow sweep), conditions precedent, representations, and warranties.

RNG Pathway

In March of 2025, the California Air Resources Board (“CARB”) approved our application for a provisional Tier 2 pathway, representing the significantly lower carbon intensity of our RNG than was reflected under the previous temporary pathway. With the provisional pathway approval having been received prior to March 31, 2025, we will be able to apply the provisional pathway carbon intensity score to dispensing activities that occurred in Q4 2024, which also included RNG production for the months of July and August stored and dispensed in Q4 2024, and for dispensing activities throughout 2025.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have disclosure controls and procedures, which as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act or the Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that in certain aspects our disclosure controls and procedures were not effective as of December 31, 2024, as a result of a material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness described herein, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our audited financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management determined that in certain aspects, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2024.

As of December 31, 2024, we have determined that we did not maintain a sufficient complement of personnel with the necessary technical expertise and accounting knowledge to appropriately address complex and non-routine transactions, which control deficiency constitutes a material weakness. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weakness in Internal Control Over Financial Reporting

We have already initiated steps toward remediation of the issues. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect this to take through 2025 and beyond as necessary.

In response to the identified material weakness, we have implemented and will continue to implement additional corrective actions to enhance the effectiveness of our controls and ensure that they are operating as intended.

Such measures include:

●	Hiring additional accounting personnel with the necessary technical accounting expertise and financial reporting knowledge to perform control activities surrounding complex and non-routine transactions.
●	Providing extensive and recurring training of our accounting staff.
●	Continuing our engagement with an external firm to assist with complex and non-routine transactions.
●	We are improving communication channels among departments and teams involved in contract execution and those that handle financial reporting and internal control activities.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

During the three months ended December 31, 2024, the below directors and/or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements were each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).

Name and Title	Action	Date	Duration of Plan	Total Number of Shares of Common Stock to be Purchased or Sold
Patrick R. Gruber Chief Executive Officer	Terminate	November 14, 2024	July 26, 2024 to July 25, 2025	Up to 815,015
Patrick R. Gruber Chief Executive Officer	Adopt	November 14, 2024	February 17, 2025 to February 16, 2026	Up to 2,957,838
Christopher M. Ryan President and Chief Operating Officer	Terminate	November 26, 2024	July 26, 2024 to July 25, 2025	Up to 341,227
Christopher M. Ryan President and Chief Operating Officer	Adopt	November 26, 2024	February 26, 2025 to February 25, 2026	Up to 853,643
L. Lynn Smull Chief Financial Officer	Terminate	November 25, 2024	July 26, 2024 to July 25, 2025	Up to 166,264
L. Lynn Smull Chief Financial Officer	Adopt	November 25, 2024	February 26, 2025 to February 25, 2026	Up to 115,647
Paul D. Bloom Chief Business Officer	Terminate	November 21, 2024	July 26, 2024 to July 25, 2025	Up to 308,814

Paul D. Bloom Chief Business Officer	Adopt	November 21, 2024	February 20, 2025 to February 19, 2026	Up to 718,587
Andrew L. Shafer Chief Customer, Marketing and Brand Officer	Terminate	November 22, 2024	November 1, 2024 to October 31, 2025	Up to 60,606
Andrew L. Shafer Chief Customer, Marketing and Brand Officer	Adopt	November 22, 2024	February 20, 2025 to February 19, 2026	Up to 146,242
Kimberly T. Bowron Chief People and IT Officer	Terminate	December 2, 2024	July 26, 2024 to July 25, 2025	Up to 88,960
Kimberly T. Bowron Chief People and IT Officer	Adopt	December 2, 2024	March 3, 2025 to March 4, 2026	Up to 136,960

Except as set forth above, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2024.

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

The information required by this item is incorporated by reference to our definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2024.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2024.

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

(a)(3) Exhibits

.		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1††	Asset Purchase Agreement, dated as of September 10, 2024, by and among Gevo, Inc., Richardton CCS, LLC, Net-Zero Richardton, LLC, and Red Trail Energy, LLC.	8-K	001-35073	September 12, 2024	2.1

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Form of Series 2020-A Warrant.	8-K	001-35073	July 8, 2020	4.1

4.3	Form of Series 2022-A Warrant.	8-K	001-35073	June 8 2022	4.1

4.4	Description of Securities.	10-K	001-35073	February 24, 2022	4.3

10.1#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	May 25, 2023	10.1

10.2#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15

.		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.3#	Form of Restricted Shares Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.7

10.4#	Form of Stock Option Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.6

10.5#	Form of Stock Appreciation Rights Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.8

10.6#	Gevo, Inc. Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7

10.7#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1

10.8#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33

10.9#	Offer Letter, dated November 9, 2019, by and between Gevo, Inc. and L. Lynn Smull.	8-K	001-35073	November 15, 2019	10.1

10.10†	At-The-Market Offering Agreement, dated January 16, 2024, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	S-3	333-276515	January 16, 2024	1.2

10.11+	Base Contract for Sale and Purchase of Natural Gas, dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.1

10.12+	Special Provisions Attached to and Forming Part of the Base Contract for Sale and Purchase of Natural Gas dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.2

10.13+	Biogas Supply Addendum – Vehicle Fuel Segment-Supply Side, dated July 22, 2021, by and between Gevo NW Iowa RNG, LLC, BP Canada Energy Marketing Corp. and BP Products North America Inc.	8-K	001-35073	August 9, 2021	10.3

10.14+	Transaction Confirmation relating to the Base Contract, by and between Gevo NW Iowa RNG, LLC and BP Canada Energy Marketing Corp.	8-K	001-35073	August 9, 2021	10.4

10.15	Bond Financing Agreement, dated as of April 1, 2021, by and between Gevo NW Iowa RNG, LLC and the Iowa Finance Authority.	8-K	001-35073	April 15, 2021	10.1

.		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.16++	Letter of Credit Reimbursement Agreement, dated as of April 1, 2021, by and between Gevo, Inc. and Citibank, N.A.	8-K	001-35073	April 15, 2021	10.2

10.17++	First Amended and Restated Transaction Confirmation, by and between Gevo NW Iowa RNG, LLC BP Canada Energy Marketing Corp, and BP Products North America Inc.	10-Q	001-35073	August 8, 2022	10.2

10.18#	Gevo, Inc. Change in Control Severance Plan.	8-K	001-35073	December 2, 2022	10.1

10.19+	First Supplemental Bond Financing Agreement, dated as of April 1, 2024, by and between Gevo NW Iowa RNG, LLC and the Iowa Finance Authority.	8-K	001-35073	April 1, 2024	10.1

10.20††	Letter of Credit Reimbursement Agreement, dated as of April 1, 2024, by and between Gevo, Inc. and Citibank, N.A.	8-K	001-35073	April 1, 2024	10.2

10.21††	Credit Agreement, dated as of January 31, 2025, by and between the Net-Zero North HoldCo, LLC, OIC Investment Agent, LLC, as administrative agent for the Lenders, and the other parties thereto.	8-K	001-35073	February 3, 2025	10.1

10.22††	Form of Term Loan Note.	8-K	001-35073	February 3, 2025	10.2

10.23#	Employment Agreement, amended and restated as of August 12, 2024, by and among Gevo, Inc. and Patrick Gruber.	8-K	001-35073	August 16, 2024	10.1

10.24#	Employment Agreement, amended and restated as of August 12, 2024, by and among Gevo, Inc. and Christopher Ryan.	8-K	001-35073	August 16, 2024	10.2

10.25#	Employment Agreement, dated August 12, 2024, by and among Gevo, Inc. and Paul Bloom.	8-K	001-35073	August 16, 2024	10.3

10.26#	Employment Agreement, dated August 12, 2024, by and among Gevo, Inc. and Kimberly Bowron.	8-K	001-35073	August 16, 2024	10.4

16.1	Letter of Grant Thornton LLP to the Securities and Exchange Commission, dated June 7, 2024.	8-K	001-35073	June 7, 2024	16.1

19.1	Insider Trading Policy.					X

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP					X

.		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

23.2	Consent of Grant Thornton LLP.					X

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1 *	Section 906 Certifications of the Principal Executive Officer and the Principal Financial Officer.					*

97	Gevo, Inc. Compensation Recovery Policy	10-K	001-35073	March 7, 2024	97

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

01.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
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

Gevo, Inc.
(REGISTRANT)

By:	/s/ Sylvia Gendenjamts
Sylvia Gendenjamts, CPA Vice President Accounting and Treasurer (Principal Accounting Officer)

Date: March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2025
Patrick R. Gruber, Ph.D.

/s/ L. LYNN SMULL	Chief Financial Officer (Principal Financial Officer)	March 27, 2025
L. Lynn Smull

/s/ SYLVIA GENDENJAMTS	Vice President Accounting and Treasurer (Principal Accounting Officer)	March 27, 2025
Sylvia Gendenjamts, CPA

/s/ WILLIAM H. BAUM	Chairperson of the Board of Directors	March 27, 2025
William H. Baum

/s/ GARY W. MIZE	Director	March 27, 2025
Gary W. Mize

/s/ ANDREW J. MARSH	Director	March 27, 2025
Andrew J. Marsh

/s/ JAIME GUILLEN	Director	March 27, 2025
Jaime Guillen

/s/ CAROL J. BATTERSHELL	Director	March 27, 2025
Carol J. Battershell

/s/ ANGELO AMORELLI	Director	March 27, 2025
Angelo Amorelli

/s/ MARY KATHRYN ELLET	Director	March 27, 2025
Mary Kathryn Ellet