Form 10-Q
period 2025-03-31
Gevo, Inc.
filed 2025-05-13
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, 239,562,995 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$65,288	$189,389
Restricted cash	1,489	1,489
Trade accounts receivable, net	11,746	2,411
Inventories	16,787	4,502
Prepaid expenses and other current assets	8,545	5,920
Total current assets	103,855	203,711
Property, plant and equipment, net	339,070	221,642
Restricted cash	68,155	68,155
Operating right-of-use assets	2,283	1,064
Finance right-of-use assets	1,540	1,877
Intangible assets, net	52,113	8,129
Goodwill	41,605	3,740
Deposits and other assets	69,179	75,623
Total assets	$677,800	$583,941
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$28,770	$22,006
Operating lease liabilities	692	333
Finance lease liabilities	1,610	2,001
Loans payable	19,925	21
Total current liabilities	50,997	24,361
Remarketed Bonds payable, net	67,317	67,109
Loans payable	79,773	—
Operating lease liabilities	1,840	966
Finance lease liabilities	210	187
Asset retirement obligation	2,142	—
Other long-term liabilities	729	1,830
Total liabilities	203,008	94,453

Redeemable non-controlling interest	4,955	—

Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 239,562,995 and 239,176,293 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively.	2,396	2,392
Additional paid-in capital	1,289,406	1,287,333
Accumulated deficit	(821,965)	(800,237)
Total stockholders' equity	469,837	489,488
Total liabilities and stockholders' equity	$677,800	$583,941

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Total operating revenues	$29,109	$3,990
Operating expenses:
Cost of production	21,446	2,587
Depreciation and amortization	5,622	4,451
Research and development expense	1,052	1,548
General and administrative expense	11,084	12,150
Project development costs	5,002	5,319
Acquisition related costs	4,438	—
Facility idling costs	604	1,076
Total operating expenses	49,248	27,131
Loss from operations	(20,139)	(23,141)
Other (expense) income
Interest expense	(3,294)	(542)
Interest and investment income	1,770	4,593
Other (expense) income, net	(110)	215
Total other (expense) income, net	(1,634)	4,266
Net loss	(21,773)	(18,875)
Net loss attributable to redeemable non-controlling interest	(45)	—
Net loss attributable to Gevo, Inc.	$(21,728)	$(18,875)

Net loss per share - basic and diluted	$(0.09)	$(0.08)
Weighted-average number of common shares outstanding - basic and diluted	232,027,993	240,844,334

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	For the Three Months Ended March 31, 2025 and 2024

	Common Stock			Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance, December 31, 2024	239,176,293	$2,392	$1,287,333	$(800,237)	$489,488
Non-cash stock-based compensation	—	—	1,898	—	1,898
Stock-based awards and related share issuances, net	386,702	4	175	—	179
Net loss	—	—	—	(21,728)	(21,728)
Balance, March 31, 2025	239,562,995	$2,396	$1,289,406	$(821,965)	$469,837

Balance, December 31, 2023	240,499,833	$2,405	$1,276,581	$(721,597)	$557,389
Non-cash stock-based compensation	—	—	4,233	—	4,233
Stock-based awards and related share issuances, net	1,204,232	12	583	—	595
Repurchase of common stock	(2,127,661)	(21)	(1,376)	—	(1,397)
Net loss	—	—	—	(18,875)	(18,875)
Balance, March 31, 2024	239,576,404	$2,396	$1,280,021	$(740,472)	$541,945

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(21,773)	$(18,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,898	4,233
Depreciation and amortization	5,622	4,451
Change in fair value of derivative instruments	(2,732)	—
Other non-cash (income) expense	1,004	656
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,355)	135
Inventories	(1,045)	(55)
Prepaid expenses and other current assets, deposits and other assets	(2,264)	(3,297)
Accounts payable, accrued expenses and non-current liabilities	(403)	(3,326)
Net cash used in operating activities	(24,048)	(16,078)
Investing Activities
Acquisitions of property, plant and equipment	(5,834)	(17,512)
Acquisition of Red Trail Energy	(198,461)	—
Net cash used in investing activities	(204,295)	(17,512)
Financing Activities
OIC loan proceeds	105,000	—
Payment of debt issuance costs	(5,480)	—
Non-controlling interest	5,000	—
Proceeds from the exercise of stock options	179	—
Payment of loans payable	—	(32)
Payment of finance lease liabilities	(457)	(23)
Repurchases of common stock	—	(1,397)
Net cash provided by (used in) financing activities	104,242	(1,452)
Net decrease in cash and cash equivalents	(124,101)	(35,042)
Cash, cash equivalents and restricted cash at beginning of period	259,033	375,597
Cash, cash equivalents and restricted cash at end of period	$134,932	$340,555

	Three Months Ended March 31,
Schedule of cash, cash equivalents and restricted cash	2025	2024
Cash and cash equivalents	$65,288	$270,642
Restricted cash (current)	1,489	—
Restricted cash (non-current)	68,155	69,913
Total cash, cash equivalents and restricted cash	$134,932	$340,555

	Three Months Ended March 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2025	2024
Cash paid for interest	$2,013	$770
Non-cash purchase of property, plant and equipment	$5,767	$9,554
Right-of-use asset purchased with operating lease	$—	$35

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

The Company is focused on transforming renewable energy into energy-dense liquid drop-in hydrocarbons that can be used as renewable fuels, such as synthetic aviation fuel (“SAF”) and other fuels and chemicals, with the potential to create new energy production, new jobs, new agricultural uses, and result in significant economic benefits. Moreover, we have the potential to achieve a “net-zero” GHG, or even carbon negative footprint measured by the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the “GREET Model”) to measure, predict and verify GHG emissions across the life-cycle. Our “net-zero” concept means production of drop-in hydrocarbon fuels by using sustainably grown feedstocks (e.g., low till and no-till corn cultivation) and renewable and substantially decarbonized energy sources, resulting in an expected net-zero carbon footprint from the full life cycle of the fuel measured from the capture of renewable carbon through the burning of the fuel.

Gevo’s primary market focus with its energy-dense liquid drop-in hydrocarbon offering is SAF given current demand and growing customer interest. The Company believes that SAF produced from a carbohydrate-to-alcohol process is the most economically viable approach to meet this rising demand at a production cost that is relevant for the industry. The Company also has commercial opportunities for other renewable hydrocarbon products, such as (i) renewable natural gas, also known as biogas (“RNG”), (ii) hydrocarbons for gasoline and racing blendstocks and diesel fuel, and (iii) ingredients for the chemical industry, such as ethylene and butenes for plastics and materials; and other chemicals. With the recent acquisition of the majority of the assets of Red Trail Energy, LLC (“Red Trail Energy”), which specialized in the production of low carbon ethanol and animal feed from corn and sequestering carbon through its carbon capture and sequestration asset, we are expanding our capabilities in the biofuels and carbon marketing sector. Red Trail Energy’s operations further enables our renewable fuels strategy and enhances our ability to provide sustainable fuel alternatives, and carbon sequestration and supports our broader goal of diversifying renewable product portfolio. We are engaged in technology, process and intellectual property development targeted to large scale deployment of net-zero hydrocarbon fuels and chemicals. We are developing the marketplace and customers for SAF and other related products. We also are engaged as a developer and enabler/licensor for large scale commercial production, and we expect to be a co-investor on certain projects. Gevo’s business model is that of a developer of projects, licensor, process technology developer, and operator of certain assets in the future.

Alcohol-to-Jet Projects

In early 2021, we announced our proprietary “Alcohol-to-Jet Projects” that we are developing and engineering as a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. Our Alcohol-to-Jet Projects will convert carbohydrates and renewable energy (e.g., photosynthetic, wind, and RNG) from a variety of sources into energy dense liquid hydrocarbons that, when burned in traditional engines, has the potential to achieve net zero GHG emissions across the whole lifecycle of the liquid fuel: from the way carbon is captured from the atmosphere, processed to make liquid fuel products, and burned as a fuel for planes, cars, trucks, and ships. Gevo owns our Alcohol-to-Jet plant designs and the overall Gevo net zero process (i.e., the process to enable carbon-negative olefins, and hydrocarbon fuels with an anticipated net zero or better carbon footprint measured across the lifecycle of the whole processes). The proprietary Gevo Alcohol-to-Jet processes and plant designs are based upon the conversion of carbohydrates to alcohols, followed by the conversion of the alcohols to olefins (i.e., building blocks for chemicals, plastics, and fuels), and then the conversion of the olefins into fuels, all optimized and integrated to achieve a net zero carbon footprint. Our partners in developing and executing the Alcohol-to-Jet projects have included Fluid Quip Technologies, LLC, Axens North America, Inc., PRAJ Industries Limited (“PRAJ”), Zero6 Clean Energy Assets, Inc. (“Zero6”), McDermott International Ltd., and Fagen, Inc. Gevo owns the overall proprietary plant designs, engineering details, integration technologies, and has filed patents on several process improvements.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Our initial Alcohol-to-Jet Project, Alcohol-to-Jet 60 (“ATJ-60”), is expected to be located in Lake Preston, South Dakota, and is being currently designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF. Along with the hydrocarbons, ATJ-60 is currently being designed to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn and the production of protein, oil, and carbohydrates, the second step produces alcohols using fermentation and the third step is the conversion of the alcohols into hydrocarbons.

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

Renewable Natural Gas Project

Gevo’s RNG facilities in Northwest Iowa (“NW Iowa RNG”), recorded in the Renewable Natural Gas segment, produce RNG captured from dairy cow manure supplied by three local dairies. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. In addition, in 2024 we completed an expansion to the RNG Project to increase its annual expected output from 355,000 million British thermal units (“MMBtu”) to 400,000 MMBtu. We sell our RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, we generate and sell Low Carbon Fuel Standard (“LCFS”) credits as well as D3 Renewable Identification Numbers (“RINs”) through the production of RNG (collectively, “environmental attributes”).

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

Red Trail Energy Asset Purchase Agreement

On September 10, 2024, Gevo and its subsidiaries entered into an Asset Purchase Agreement with Red Trail Energy to acquire substantially all of its assets and assume certain liabilities. The acquisition was completed on January 31, 2025, for a purchase price of $210 million, subject to customary adjustments, including a working capital adjustment. The acquired assets are now known as “Gevo North Dakota.” The transaction was funded through a combination of Gevo equity capital, and a $105 million senior secured term loan facility and $5 million in equity from Orion Infrastructure Capital (“OIC”), a U.S.-based private investment firm. The acquired assets include the ethanol production plant, the carbon capture and storage well, and the pore space. The operational personnel of Red Trail Energy joined Gevo upon the closing of the acquisition. The acquired ethanol production facility converts corn into ethanol and produces distillers grains, a high-protein animal feed, and corn oil, which is used in biodiesel production and industrial applications. This acquisition also includes carbon capture and sequestration (“CCS”) assets that will support Gevo’s broader carbon abatement goals, particularly in relation to its ATJ-60 project under development in South Dakota. This facility has one of the lowest carbon intensity scores in the industry, at 19 gCO2e/MJ (from British Columbia) or an estimated 21 gCO2e/MJ (under the Argonne-R&D-GREET model. The high-quality carbon abatement credits generated at this plant are expected to further catalyze the development of the emerging market for carbon abatement products. The acquisition of Red Trail Energy strengthens Gevo’s growth trajectory by adding ethanol production, distillers grains, corn oil, and Carbon Dioxide Removal credit (“CDR”) to our cash inflow stream, while also enhancing our capabilities in CCS and supporting our broader efforts in SAF production. See Note 2, Business Combinations, for additional information.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basis of presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include the information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the three months ended, March 31, 2025, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The financial statements at December 31, 2024, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2024 (the “2024 Annual Report”).

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates and assumptions are inherently subject to uncertainty, and actual results could differ from these estimates. Significant areas requiring estimates and assumptions include, but are not limited to, the determination of useful lives of property, plant and equipment, inventory, asset retirement obligations, the recognition of revenue, and valuation of business combinations. Management regularly reviews our estimates based on the most current available information. Changes in facts and circumstances may result in revised estimates.

Business Combinations

The Company accounts for its business combinations in accordance with the provisions of Accounting Standards Codification Topic 805-10, Business Combinations ("ASC 805-10"). ASC 805-10 mandates the use of the purchase method of accounting for all business combinations. Under this method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. For transactions meeting the definition of business combinations, the Company evaluates the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired, and liabilities assumed, in a business combination. ASC 805-10 further stipulates criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported separately from goodwill. Acquisition-related costs, including transaction fees, are recognized separately from the business combination and expensed as incurred.

The determination of the fair value of net assets acquired, including the allocation of fair value to identifiable assets and liabilities, is based on established valuation techniques. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, determining fair value often requires significant judgments and estimates by management, including the selection of appropriate valuation methodologies, estimates of future revenues, costs, cash flows, discount rates, and the identification of comparable companies. The estimated fair values of assets acquired and liabilities assumed are based on management's judgment, supplemented by the expertise of third-party valuation specialists engaged to assist in determining fair value. The allocation of fair value to the identifiable assets and liabilities is based on available information at the acquisition date and assumptions deemed reasonable by management. However, changes in facts and circumstances may result in adjustments to the initial fair value estimates during the measurement period, which may not exceed one year from the acquisition date.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Derivative Financial Instruments

After acquiring an ethanol operating facility in the first quarter of 2025, the Company integrated commodity-based derivative transactions, specifically corn futures contracts, into its hedging strategy to manage its exposure to commodity price fluctuations. This strategy aims to protect cash flows associated with the increased exposure to commodity price volatility arising from its Gevo North Dakota operations, which include corn-based production and procurement activities. These derivative contracts are intended to economically hedge the Company’s cash flow exposure to changes in corn prices, which directly impact the cost of raw materials used in production.

The Company does not apply hedge accounting to these instruments under FASB ASC 815, Derivatives and Hedging. As such, all derivative instruments are recorded at fair value on the consolidated balance sheet, and changes in the fair value of these instruments are recognized in earnings in the period in which they occur. Gains and losses resulting from changes in the fair value of corn derivative contracts are included in the cost of goods sold in the consolidated statements of operations, as they directly relate to the Company’s inventory procurement and production activities. These instruments may create volatility in earnings from period to period, as the timing of derivative gains or losses may not align with the recognition of the related exposure in the financial statements. The Company does not use derivative instruments for speculative purposes.

Asset Retirement Obligation

The fair value of an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred, provided that a reasonable estimate of fair value can be made. The Company’s ARO is primarily related to commitments to restore or decommission property subject to operating leases associated with its Gevo North Dakota and RNG operations.

In January 2025, Gevo completed the acquisition of Red Trail Energy. As part of the acquisition, management recorded the ARO related to the Broom Creek formation pore space, which includes plugging injection wells, sealing the site, and post-closure monitoring, as required by regulatory and environmental standards to ensure long-term CO₂ containment. These requirements are driven by both regulatory mandates and industry best practices to ensure long-term environmental safety and mitigate the risk of CO₂ leakage.

Additionally, during the first quarter of 2025, certain operating lease agreements were amended, resulting in changes to the terms of property restitution. As a result of these amendments, the Company recognized new AROs and corresponding assets.

The capitalized ARO costs included in property, plant, and equipment are depreciated over the shorter of the useful life of the related asset or the term of the associated lease. ARO liabilities are accreted over time using the credit-adjusted risk-free rate applied at initial recognition and recorded in operations expense on the Condensed Consolidated Statement of Operations.

Accounting for Redeemable Non-Controlling Interest

In connection with the Company's acquisition of Red Trail Energy, Gevo Intermediate Holdco entered into a membership subscription agreement with OIC, pursuant to which OIC purchased equity units. The subscription agreement includes put and call options (the "Put/Call Option") related to the non-controlling interest. Specifically, the Company has the right to issue a call option to purchase all outstanding units, and OIC holds a put option requiring the Company to purchase the outstanding units at fair value. These options are exercisable for a period of three years (the "Option Period") following the date on which all indebtedness under the Credit Agreement has been paid.

Under applicable accounting guidance, an equity instrument that is redeemable for cash or other assets must be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event not solely within the control of the issuer. As a result of the Put/Call Option feature, the Company has classified the non-controlling interest as redeemable and reported it within temporary equity on the Consolidated Balance Sheets, initially at its fair value as of the acquisition date.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The redeemable non-controlling interest is adjusted each reporting period to reflect income (or loss) attributable to the redeemable non-controlling interest, as well as any applicable distributions. A measurement period adjustment, if necessary, is made to adjust the redeemable non-controlling interest to the higher of its redemption value (fair value) or carrying value as of each reporting date. These fair value adjustments are recognized through equity and are not reflected in the Company's Consolidated Statements of Income.

For earnings per share calculations, the Company adjusts net income attributable to the Company for the measurement period adjustment to the extent the redemption value exceeds the fair value of the redeemable non-controlling interest on a cumulative basis.

The fair value of the redeemable non-controlling interest is determined using a combination of the income approach (specifically, a discounted cash flow analysis) and the market approach (using the guideline public company method). As of March 31, 2025, the fair value of the redeemable non-controlling interest is estimated to be equal to its carrying amount.

Recently Issued, Not Yet Adopted Accounting Pronouncements

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Recently Adopted Accounting Pronouncements

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company adopted this

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

guidance in the fourth quarter of 2024. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial statements and results of operations. See Note 22, Segments, for the updated segment disclosures.

2.	Business Combinations

Red Trail Energy Asset Purchase Agreement

On September 10, 2024, Gevo and its subsidiaries entered into an Asset Purchase Agreement (the “Red Trail Purchase Agreement”) with Red Trail Energy to acquire substantially all of its assets and assume certain liabilities. The acquisition was completed on January 31, 2025 (the “Closing Date”). The acquired assets are now known as “Gevo North Dakota.” Gevo’s acquisition of Red Trail Energy was a strategic move aimed at accelerating its production of renewable fuels, particularly SAF, while also enabling additional co-located projects. This acquisition aligns with Gevo’s broader goal of reducing carbon emissions and promoting sustainability in the energy and transportation sectors. Furthermore, the acquisition grants access to critical CCS assets, which will bolster Gevo’s mission to permanently sequester biogenic CO2. This enhancement of its carbon management capabilities positions Gevo to meet the growing global demand for low-carbon, high-quality products, and strengthens its role in the transition to a more sustainable economy.

The transaction met the requirements to be considered a business combination under FASB ASC 805: Business Combinations (“ASC 805”). The assets and liabilities acquired from the Seller, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the Closing Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the Closing Date as required under ASC 805.

The Red Trail Purchase Agreement was accounted for using the acquisition method of accounting. The purchase price per the Red Trail Purchase Agreement was $210 million and was adjusted to $208.4 million at the Closing Date, based on minor adjustments to the purchase price and an estimated working capital adjustment (the “Purchase Price”). The Purchase Price will be adjusted further based on the final working capital amount compared to the estimated working capital amount. The Purchase Price was funded through a combination of $103.9 million in cash, of which $10.0 million was paid in escrow in 2024, $99.5 million senior secured term loan facility, net of discount and financing costs, and $5.0 million in equity from OIC.

The Company incurred approximately $4.4 million of direct acquisition-related expenditures for the three months ended March 31, 2025, which are recognized in General and administrative expense in the Condensed Consolidated Statements of Operations.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Red Trail Purchase Agreement (in thousands):

Red Trail
Purchase Agreement
Fair Value
Current assets:
Trade accounts receivable	$4,970
Inventories	11,558
Prepaid expenses and other current assets	212
Total current assets	16,740
Property, plant and equipment	110,841
Intangible assets	46,300
Goodwill	37,814
Right-of use assets (operating and finance)	1,359
Other assets	40
Total assets acquired	213,094
Current liabilities:
Accounts payable and accrued liabilities	1,678
Lease liabilities (operating and finance)	315
Other current liabilities	668
Total current liabilities	2,661
Lease liabilities (operating and finance)	1,044
Asset retirement obligation	1,018
Total liabilities assumed	4,723
Total assets acquired and liabilities assumed	$208,371

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the Closing Date. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

The assets and liabilities were recorded at their respective fair values as of the Closing Date. The Company marked the inventory to fair value based on the market prices adjusted for various factors. The property, plant and equipment assets were valued using the cost and market approaches as of the acquisition date. The Company developed the fair value of the customer-related intangible assets, using the multi-period excess earnings method. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value. Goodwill represents the future economic benefits that the Company expects to achieve as a result of the acquisition of the human capital and assets acquired. The goodwill resulting from this acquisition is expected to be deductible for tax purposes. The fair value of net assets acquired, intangibles, and goodwill, was assigned to the Company’s Gevo North Dakota segment.

The following table sets forth the intangible assets acquired in the Red Trail Purchase Agreement (in thousands):

	Red Trail	Estimated
	Purchase Agreement	Life
	Fair Value	(Years)
Customer-related intangible	$46,300	4.0
Total intangible assets	$46,300

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pro Forma Financial Information

The pro forma financial information (in thousands) presented in the following table was computed by combining the historical financial information of Gevo along with the effects from business combination accounting and the associated debt resulting from this acquisition as if the companies were combined on January 1, 2024. This information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of that date. This information should not be used as a predictive measure of our future financial position, results of operations, or liquidity.

	Three Months Ended March 31,
	2025	2024
Total operating revenues	$43,648	$38,025
Net income (loss)	(20,574)	(25,281)

3.	Revenues from Contracts with Customers and Other Revenue

Ethanol and Related Products

The Company recognizes revenue from sales of ethanol and co-products at the point in time when the performance obligations in the Company's contracts with customers are met, which is when the customer obtains control of such products and typically occurs upon shipment (depending on the terms of the underlying contracts). Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver specified volumes of co-products over a contractual period of less than 12 months. In such instances, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue when control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

RNG and Environmental Attribute Revenue

The Company’s recognized revenue from the sale of RNG and related environmental attributes are produced at the NW Iowa RNG facility under long-term contracts with customers. Revenue is recognized at a point in time when the Company transfers the product to its customer. The customer obtains control of the product upon RNG delivery into gas pipeline system, whereas the title and control for the environmental attributes are transferred to the customer subsequent to the issuance of such attributes by the relevant regulatory agency. The Company generally has multiple performance obligations in our arrangements with customers. The Company’s performance obligation related to the sales of RNG and related environmental attributes are satisfied at a point in time upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon quoted market prices at the time of delivery. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Other Revenue

The Company recorded limited revenues from the sale of isooctane and software services during the three months ended March 31, 2025 and 2024. The isooctane was sold on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended March 31,
Major Goods/Service Line	2025	2024
Ethanol	$17,245	$—
Ethanol related products	5,569	—
Environmental attributes	5,373	3,771
Renewable natural gas	298	219
Other revenue	624	—
Total operating revenue	$29,109	$3,990

Contract Assets, Current Liabilities, and Trade Receivables. During the three months ended March 31, 2025 and 2024, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in “Trade accounts receivable, net” on the Company’s Condensed Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. No allowance for credit losses was recorded for each of the three months ended March 31, 2025 and 2024.

4.	Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted net loss per share is calculated using the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. These potentially dilutive securities for this calculation consist of unexercised warrants, stock options and unvested restricted stock awards, all of which are measured using the treasury stock method and only those instruments that result in a reduction in net income per common share or an increase in net loss per common share are included in the calculation. Potentially dilutive securities are not considered to be dilutive in periods in which a net loss is reported. See Note 16, Stock-Based Compensation, for discussion of our stock options and restricted stock awards and Note 20, Stockholders’ Equity, for discussion of our warrants.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(21,728)	$(18,875)
Basic weighted-average shares outstanding	232,027,993	240,844,334
Net loss per share - basic and diluted	$(0.09)	$(0.08)

For the three months ended March 31, 2025 and 2024, potentially dilutive securities excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive are as follows:

	Three Months Ended March 31,
	2025	2024
Warrants	2,648	26,668
Stock options	2,121,777	—
Unvested restricted stock awards	4,082,996	—
Total	6,207,422	26,668

5.	Restricted Cash

As of March 31, 2025, the Company has restricted cash balances of $69.6 million, of which $1.5 million is included in current assets and $68.2 million is included in non-current assets on the Condensed Consolidated Balance Sheet. The restricted cash consists

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of amounts held as collateral for a letter of credit to provide financing support for the Company’s Remarketed Bonds, which support the development and construction of NW Iowa RNG (see Note 15, Debt). The letter of credit has a fee of 0.75% annually and expires April 6, 2026, unless terminated earlier. As of March 31, 2025, no amounts have been drawn under the Bond Letter of Credit.

During the three months ended March 31, 2025 and 2024, the Company recorded interest income on the restricted cash balances of $0.7 million and $0.9 million, respectively. The interest income is included in “Other (expense) income, net” in the Condensed Consolidated Statements of Operations.

6.	Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	March 31, 2025	December 31, 2024
Prepaid insurance	$3,158	$1,520
Corn derivative contracts	2,013	—
Interest receivable	200	730
Prepaid feedstock	548	1,097
Other current assets	2,626	2,573
Total prepaid expenses and other current assets	$8,545	$5,920

7.	Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease for the Company’s office and research facility in Englewood, Colorado, which expires in January 2029, and an operating lease for additional office space in Albuquerque, New Mexico, which expires in 2025. The Company’s office facility lease contains an option to extend the lease which is not included in the length of the term as management does not reasonably expect to exercise. The additional office space lease does not contain an option to extend.

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

In connection with the Company’s acquisition of Red Trail Energy, the Company assumed rail car lease agreements used to transport dried distillers grains, all of which are classified as operating leases. As these agreements did not specify an implicit interest rate, the Company utilized its estimated incremental borrowing rate to calculate the present value of future minimum lease payments in accordance with purchase accounting requirements as of the acquisition date.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present the (i) costs by lease category, (ii) other quantitative information, and (iii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$67	$34
Finance lease expense:
Amortization of leased assets	359	2
Interest on lease liabilities	75	6
Total lease expense	$501	$42

	Three Months Ended March 31,
	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$416	$23
Operating cash flows from operating leases	$88	$71
Finance cash flows from finance leases	$51	$2
Right-of-use asset obtained in exchange for new finance lease liabilities	$2,754	$—
Right-of-use asset obtained in exchange for new operating lease liabilities	$811	$35
Weighted-average remaining lease term, finance lease (months)	43	303
Weighted-average remaining lease term, operating leases (months)	66	54
Weighted-average discount rate - finance leases (1)	16%	12%
Weighted-average discount rate - operating leases (1)	12%	6%

(1)	When our leases do not provide an implicit interest rate, we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

	Operating Leases	Finance Leases
2025 (remaining)	$406	$1,707
2026	486	32
2027	415	33
2028	224	32
2029	165	32
2030 and thereafter	14	495
Total	1,710	2,331
Less: amounts representing present value discounts	(822)	511
Total lease liabilities	2,532	1,820
Less: current portion	692	1,610
Non-current portion	$1,840	$210

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Inventories

Inventory is valued at the lower of cost or net realizable value. The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	March 31, 2025	December 31, 2024
Raw materials	$7,106	$198
Finished goods
Biofuels	2,700	1,250
Work in process
Environmental attributes	2,143	2,146
Biofuels	1,378	248
Spare parts	3,460	660
Total inventories	$16,787	$4,502

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2025, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was lower than the approximated market price. Based on this information, the Company has no estimated loss on firm purchase commitments for the three months ended March 31, 2025 and 2024, respectively. Any loss is recorded in “Loss on firm purchase commitments” on the Condensed Consolidated Statement of Operations and "Accrued loss on firm purchase commitments" on the Condensed Consolidated Balance Sheets. The amount of potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

9.	Derivative Financial Instruments

The Company uses corn commodity-based derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not apply hedge accounting. Accordingly, these derivative contracts are recorded on the Company’s balance sheet at fair value and changes in fair value are recognized in Cost of production on the Condensed Consolidated Statements of Operations. Changes in fair value are recognized as non-cash adjustments on the Condensed Consolidated Statement of Cash Flows.

The following table provides details regarding the Company's derivative financial instruments (in thousands):

	March 31, 2025
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	1,291	6,455,000	bushels	$2,732
Total fair value				$2,732

The following table sets forth the Company’s gain (loss) recognized in income (in thousands):

		Three Months Ended March 31,
Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	2025	2024
Corn derivative instruments	Cost of production	$3,604	$—
Total fair value		$3,604	$—

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.	Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	March 31, 2025	December 31, 2024
Land	$12,417	$6,592
Plant facilities and infrastructure	106,333	74,255
Machinery and equipment	150,527	79,637
Furniture and office equipment	2,880	2,779
Software	6,266	5,419
Construction in progress	165,115	154,272
Total property, plant and equipment	443,538	322,954
Less: accumulated depreciation and amortization	(104,468)	(101,312)
Property, plant and equipment, net	$339,070	$221,642

During the three months ended March 31, 2025 and 2024, the Company recorded depreciation expense of $2.9 million and $4.0 million, respectively. The Company’s Construction in progress primarily relates to our ATJ projects, in particular engineering work, design work and modularization.

11.	Intangible Assets and Goodwill

Intangible Assets

Identifiable intangible assets consist of acquired patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products, and identifiable intangible assets. During the period, Gevo recognized approximately $46.3 million in customer-related intangible assets as part of the Red Trail Energy acquisition (see Note 2, Business Combinations, for additional information). These assets represent long-term customer relationships and commercial agreements that are expected to generate sustained revenue over time. They are being amortized over their estimated useful life of 4 years, based on the projected economic benefits derived from the underlying contracts and partnerships.

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	March 31, 2025
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,580	$(2,348)	$2,232	7.4
Defensive assets	4,900	(2,068)	2,832	8.4
Developed technology	1,300	(152)	1,148	5.0
Customer-related intangible assets	47,800	(1,984)	45,816	4.2
Trade name	100	(15)	85	4.0
Intangible assets	$58,680	$(6,567)	$52,113	4.6

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	December 31, 2024
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,580	$(2,203)	$2,377	7.4
Defensive assets	4,900	(1,922)	2,978	8.4
Developed technology	1,300	(87)	1,213	5.0
Customer-related intangible assets	1,500	(31)	1,469	16.0
Trade name	100	(8)	92	4.0
Intangible assets	$12,380	$(4,251)	$8,129	8.9

The Company recorded amortization expense of $2.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

The following table details the estimated amortization of identifiable intangible assets as of March 31, 2025 (in thousands):

			Developed	Customer-Related
	Patents	Defensive Assets	Technology	Intangible Assets	Trade Name	Total
2025 (remaining)	$437	$439	$195	$8,751	$19	$9,841
2026	582	586	260	11,669	25	13,122
2027	582	586	260	11,669	25	13,122
2028	582	586	260	11,669	16	13,113
2029	49	586	173	1,059	—	1,867
2030 and thereafter	—	49	—	999	—	1,048
Total intangible assets	$2,232	$2,832	$1,148	$45,816	$85	$52,113

Goodwill

During the three months ended March 31, 2025, goodwill increased by $37.9 million, primarily as a result of the acquisition of Red Trail Energy. The increase reflects the difference between the fair value of Red Trail Energy's net assets, including intangible assets, and the purchase price, with the excess recorded as goodwill. The goodwill recognized in this acquisition is primarily attributable to expected synergies from integrating operations, as well as other factors that are not individually identifiable or separately recognized.

The following table sets forth the changes in the carrying amount of goodwill (in thousands) as of:

	March 31, 2025	December 31, 2024
Goodwill, beginning of period	$3,740	$—
Acquisitions	37,815	3,742
Goodwill acquistion balance adjustments	50	(2)
Goodwill, end of period	$41,605	$3,740

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.	Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	March 31, 2025	December 31, 2024
Deposits	$410	$184
Prepaid feedstock	3,016	2,636
Equity interest (1)	1,500	1,500
Deposits receivable (2)	50,410	47,737
Earnest money deposit (3)	—	10,000
Other assets, net (4)	13,843	13,566
Total deposits and other assets	$69,179	$75,623
(1)	The Company directly holds a 3.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. Recent observable equity raises indicated no impairment issues or an increase to the carrying value. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary, see Note 18, Commitments and Contingencies, for additional information.
(2)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce to design and construct the power generation, transmission and distribution facilities that will serve ATJ-60, $5.5 million of which will be either reimbursed or used as an investment into the wind generation facility and the remaining $44.9 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(3)	Earnest money deposited in connection with the Red Trail Energy purchase agreement, see Note 2, Business Combinations, for additional information.
(4)	Expenditures related to the installation of infrastructure and equipment necessary to support the feedstock processing facilities.
13.	Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities (in thousands) as of:

	March 31, 2025	December 31, 2024
Accounts payable	$5,608	$539
Accrued liabilities	11,494	9,873
Accrued construction in progress	5,767	2,595
Accrued payroll and related benefits	5,901	8,999
Total accounts payable and accrued liabilities	$28,770	$22,006

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.	Asset Retirement Obligation

The Company recognizes a liability for the estimated costs associated with the retirement of certain assets that are subject to legal or contractual obligations. These assets primarily relate to the decommissioning of RNG production facilities, landfill gas recovery systems, and associated infrastructure at our RNG plant. Additionally, the Company recognizes an ARO related to the closure plan for our Class VI injection and monitoring wells at the Gevo North Dakota operation.

The Company estimates the fair value of the ARO based on current regulatory requirements and historical cost data, considering appropriate inflation and discount rates for the estimated timeline of asset removal. The fair value of the estimated ARO is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset.

The following table summarizes the Company’s asset retirement obligation (in thousands) as of:

March 31, 2025
Asset retirement obligation, beginning of period	$—
Liabilities assumed upon acquisition	1,018
Liabilities incurred	1,093
Accretion expense	31
Asset retirement obligation, end of period	$2,142

Any changes in the assumptions used to calculate the fair value of the asset retirement obligation are recorded as an offset to the related asset. Surety bonds have been established to cover the cost of a portion of the facility closure plan.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

bond financing Agreement, the “First Supplemental Bond Financing Agreement”) between the Issuer and the Company. The Remarketed Bonds were accounted for as a debt extinguishment, with no gain or loss recognized from extinguishment.

The Remarketed Bonds retained the same principal and maturity date of January 1, 2042. The Remarketed Bonds now bear interest of 3.875% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually. The effective interest rate is 1.2%. The Company incurred $1.7 million of debt issuance costs associated with the remarketing. As of March 31, 2025, debt issuance costs net of amortization were $6.1 million.

The Remarketed Bonds are supported by a $69.6 million New Bond Letter of Credit; see Note 5, Restricted Cash, issued to the incumbent Trustee that can draw sufficient amounts on the New Bond Letter of Credit to pay the principal and interest, in case of default, until the first mandatory tender date of April 1, 2026. The Remarketed Bonds are subject to redemption and re-marketable on or after November 1, 2024. If the Remarketed Bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the New Bond Letter of Credit to repay the bonds in their entirety at the purchase price. As of March 31, 2025, no amounts have been drawn under the New Bond Letter of Credit.

Credit Agreement

On January 31, 2025 (the “Closing Date”), the Company, through its subsidiaries Net-Zero North HoldCo, LLC, Richardton-CCS, Net-Zero-Richardton, and other affiliates (the “Borrower”), entered into a Credit Agreement (the “Agreement”) with OIC Investment Agent, LLC as the administrative agent and collateral agent for the secured parties (“Lenders”), in connection with the Red Trail Energy acquisition transaction. The Agreement provides for a $105 million senior secured term loan (the “Term Loan”) that was funded on the Closing Date with a maturity of January 31, 2030. The proceeds of the Term Loan were used to partially fund the transaction and the payment of fees under the Agreement. The Agreement also provides for additional uncommitted term loans in an aggregate amount to be mutually agreed upon by the Borrower, the Guarantors and the Lenders for use for certain future growth opportunities after the Closing Date. Interest on the Term Loan will accrue at a rate of (i) 10.00% per annum if the net leverage ratio as of the last day of the quarter for the measurement period (the “Measurement Period”) consisting of the prior four consecutive fiscal quarters of the Borrower (“Leverage Ratio”) is less than 1.5x, (ii) 10.75% per annum if the Leverage Ratio is equal to or greater than 1.5x, but less than 3.0x, and (iii) 11.50% per annum if the Leverage Ratio is equal to or greater than 3.0x and shall initially be set at 11.50% per annum until the next quarterly adjustment date. The Leverage Ratio is defined as the ratio of the combined indebtedness of the Borrower and the Guarantors (other than any indebtedness pursuant to any permitted working capital facility) less any cash equivalent investments in any collateral accounts to the consolidated EBITDA of the Borrower and Guarantors for the relevant Measurement Period. Interest will be due and payable in cash at the end of each quarter.

In connection with the Term Loan, and subject to the other terms under the Agreement, Lenders made an equity investment in Gevo Intermediate HoldCo, LLC (“Holdings”) equal to $5 million on the Closing Date. The organizational documents of Holdings also provide Lenders with the right to appoint two non-voting observers to the board of managers of Holdings.

The Term Loan is secured by a first-lien security interest subject only to reasonable and customary permitted liens and encumbrances, in all the Borrower’s and each Guarantor’s tangible and intangible assets, properties controlled by Borrower and Guarantors, and contracts, including deposit accounts and collateral assignment of material contracts and certain real estate assets to be determined, and includes a pledge of all equity interests in the Borrower and its subsidiaries. The Agreement also contains customary affirmative and negative covenants, events of default, mandatory prepayments (including an excess cash flow sweep), conditions precedent, representations, and warranties.

Loans Payable

In April 2020, the Company entered into loan agreements with Live Oak Banking Company, pursuant to which the Company obtained loans from the Small Business Administration’s Paycheck Protection Program (“SBA PPP”) totaling $1.0 million (the “SBA Loans”).

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In April 2021, the balance of $0.6 million of loans and accrued interest obtained through the SBA PPP were forgiven. The remaining SBA Loan totals $0.2 million, bears interest at 1.0% per annum and matures in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021, and are payable through April 2025.

The summary of the Company’s long-term debt is as follows (in thousands) as of:

	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Term Loan	11.5%	January 2030	$105,000	$—
Remarketed Bonds	3.9%	March 2026	68,155	68,155
SBA loans	1.0%	April 2025	—	21
Total debt			173,155	68,176
Less: debt issuance costs			(6,140)	(1,046)
Total debt, net			$167,015	$67,130
Less: current portion			(19,925)	(21)
Total non-current debt			$147,090	$67,109

Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2025 (remaining)	$15,750
2026	89,155
2027	21,000
2028	21,000
2029	21,000
2030 and thereafter	5,250
Total debt	$173,155

16.	Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”), and the Employee Stock Purchase Plan.

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2023, upon approval of the stockholders at the 2023 Annual Meeting of Stockholders, the 2010 Plan was amended and restated, which increased the number of shares of common stock reserved for issuance under the 2010 Plan to 37,980,074 shares. At March 31, 2025, 3,001,469 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth the Company’s equity classified stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of production	$12	$13
General and administrative	1,551	3,688
Other operating expenses	335	532
Total stock-based compensation	$1,898	$4,233

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the three months ended March 31, 2025, were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average	Aggregate
	Number of	Exercise	Term	Grant-Date	Intrinsic
	Options	Price (1)	(years)	Fair Value	Value
Options outstanding at December 31, 2024	14,103,458	$—	8.4	$1.90	$2,945
Forfeited and expired	(235,360)	—
Exercised	(163,193)	—
Options outstanding at March 31, 2025	13,704,905	$—	8.2	$1.92	$2,853
Options vested and expected to vest at March 31, 2025	13,704,905	$—	8.2	$1.92	$2,853
(1)	Exercise price of options outstanding ranges from $0.67 to $876 as of March 31, 2025. The higher end of the range is due to the impact of several reverse stock splits during the years 2015 to 2018.

During the three months ended March 31, 2025, 5.3 million stock options vested. As of March 31, 2025, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to stock options was $4.2 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.4 years.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Non-vested restricted stock awards and the changes during the three months ended March 31, 2025, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2024	7,588,144	$—
Vested and issued	(69,654)	$—
Forfeited and expired	(207,509)	$—
Non-vested at March 31, 2025	7,310,981	$—

As of March 31, 2025, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to restricted stock awards was $4.9 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.5 years.

17.	Income Taxes

The Company has incurred operating losses since inception; therefore, no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of our deferred tax assets as they relate to income taxes. Our effective tax rate from continuing operations was 0% for each of the three months ended March 31, 2025, and 2024. The rate differs from the U.S. Federal statutory tax rate of 21% due to a full valuation allowance.

18.	Commitments and Contingencies

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

State Tax Audit. During 2023, the Company was notified of a pending sales and use tax audit by the South Dakota Department of Revenue for the period covering January 2021 through December 2023. Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the Company concluded that certain losses on litigation were probable and estimable; as a result, the Company recorded $1.3 million accrual for use tax contingencies, included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2025, the Company did not have any liabilities associated with indemnities.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2025.

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

Further, the Company has committed to fund certain discretionary, budgeted costs associated with long lead equipment and engineering services for ATJ projects, totaling an estimated $19.7 million. The amount is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts. See Note 21, Variable Interest Entities, for further information.

Additionally, the Company’s investment in Zero6, see Note 12, Deposits and Other Assets, is pledged separately as collateral for two commitments for the purchase of wind electricity for the Luverne Facility, as well as the purchase of 100% of RCWF’s renewable energy credits. Gevo has a commitment to purchase all of RCWF’s electricity. The portion not used by the Luverne Facility is charged to the Company at a lower price.

Firm Purchase Commitments for Corn. To ensure an adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and elevators. As of March 31, 2025, the Company had various fixed price contracts for the purchase of approximately 8.1 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $35.1 million related to the 8.1 million bushels under contract.

The estimated commitments as of March 31, 2025, and thereafter are shown below (in thousands):

	December 31,
						2030 and
	2025	2026	2027	2028	2029	thereafter	Total
Fuel supply payments	$2,106	$1,718	$2,060	$1,753	$2,226	$23,742	$33,605
Zero6 commitment	4,481	2,417	864	11,896	—	—	19,658
Project development commitments	9,458	5,203	—	4,334	—	—	18,995
East River commitment	—	195	6,858	—	—	—	7,053
Firm purchase commitments for corn	35,146	—	—	—	—	—	35,146
Renewable energy credits	142	142	142	142	142	1,468	2,178
Water purchases	424	424	424	424	424	—	2,120
Electricity above use (est.)	505	—	—	—	—	—	505
Total	$52,262	$10,099	$10,348	$18,549	$2,792	$25,210	$119,260

19.	Fair Value Measurements

Accounting standards define fair value, outline a framework for measuring fair value, and detail the required disclosures about fair value measurements. Under these standards, fair value is defined as the price that would be received to sell an asset or paid to

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at March 31, 2025, and December 31, 2024 are as follows (in thousands):

		Fair Value Measurements at March 31, 2025
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$65,288	$65,288	$—	$—
Commodities derivative instruments	2,732	2,732	—	—
Total	$68,020	$68,020	$—	$—

Fair Value Measurements at December 31, 2024
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$189,389	$189,389	$—	$—
(1)	Cash and cash equivalents includes $50.7 million and $186.7 million invested in U.S. government money market funds as of March 31, 2025 and December 31, 2024, respectively.

The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2024, and March 31, 2025.

Remarketed Bonds

The fair value of the Remarketed Bonds is estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the Remarketed Bonds was assumed to be April 1, 2026 (two years from issuance) with repayment of 100% of principal on that date. The impact of the Company’s optional redemption feature, effective November 1, 2024, is appropriately captured by the Black-Derman-Toy interest rate lattice.

The fair value of the Term Loan entered into on January 31, 2025, is estimated to be equal to its carrying amount as of March 31, 2025, due to the short duration for which the loan was outstanding during the period.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The carrying values and estimated fair values of the Remarketed Bonds and Term Loan as of March 31, 2025, are summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
Term Loan	$105,000	$105,000
Remarketed Bonds	$68,155	$68,852

Redeemable non-controlling interest

As of March 31, 2025, the fair value of the redeemable non-controlling interest is $4.9 million, which is estimated to be equal to its carrying amount.

Redeemable Non-
Controlling Interest
Contributions from non-controlling member made on January 31, 2025	$5,000
Net loss attributable to non-controlling member	(45)
Fair value adjustment	—
Ending balance as of March 31, 2025	$4,955

20.	Stockholders’ Equity

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

As of March 31, 2025, the Company has remaining capacity to issue up to $500.0 million of common stock under the at-the-market offering program.

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

We did not repurchase shares of common stock under the stock repurchase program during the three months ended March 31, 2025. The Company repurchased 2.1 million shares of common stock for $1.4 million under the stock repurchase program during the three months ended March 31, 2024. Shares were repurchased at market value, and were retired immediately upon repurchase. As of March 31, 2025, approximately $20.3 million remained available under the stock repurchase program.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Warrants

In June 2022, the Company completed a registered direct offering (“the June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of March 31, 2025, none of the Series 2022-A Warrants had been exercised.

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

The following table sets forth information pertaining to shares issued upon the exercise of warrants:

					Shares	Shares
					Issued upon	Underlying
				Shares	Warrant	Warrants
			Exercise	Underlying	Exercises as	Outstanding
			Price as of	Warrants on	of	as of
	Issuance	Expiration	March 31,	Issuance	March 31,	March 31,
	Date	Date	2025	Date	2025	2025
Series 2020-A Warrants (1)	7/6/2020	7/6/2025	$0.60	30,000,000	29,995,867	4,133
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				63,333,336	29,995,867	33,337,469
(1)	Equity-classified warrants.

During the three months ended March 31, 2024, no warrants were exercised.

21.	Variable Interest Entities

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

There was no gain or loss recognized as a result of the deconsolidation of the Project LLCs. We have recognized $49.3 million in Deposits and other assets related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs.

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

The CODM uses operating results for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources of each segment. As such, management has determined that the Company has organized its operations and activities in the manner in which information is utilized by the CODM and has determined that it has three operating and reportable segments: (i) Gevo segment; (ii) GevoFuels segment; (iii) GevoRNG segment; and (iv) Gevo North Dakota segment. All segments follow the same basis of accounting policies as described in Note 2, Summary of Significant Accounting Policies, of Part II, Item 8 in our 2024 Annual Report.

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

GevoRNG segment. The Renewable Natural Gas segment includes GevoRNG which is an innovative project that leverages anaerobic digestion technology to capture and convert methane emissions into renewable natural gas. This project plays a significant

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

role in addressing both the environmental impact of methane emissions and the growing demand for cleaner energy alternatives. RNG is chemically identical to conventional natural gas, but it is produced from organic waste rather than fossil fuels, making it a sustainable and carbon-neutral energy source. By converting methane emissions into RNG, Gevo RNG helps mitigate the environmental impact of livestock farming, specifically reducing the greenhouse gases that contribute to climate change.

Gevo North Dakota segment. The Gevo North Dakota segment (“GevoND”) includes advanced CCS technologies and low-carbon ethanol assets at a newly acquired facility in North Dakota, enhancing our portfolio of integrated, cost-effective carbon abatement solutions. The principal products manufactured by our ethanol plant include ethanol and distillers grains. At capacity, Gevo North Dakota facility is capable of processing approximately 67 million gallons of low-carbon ethanol annually, including 2 million gallons of corn fiber ethanol with an ultra-low carbon intensity. Additionally, the facility produces more than 230,000 tons of low-carbon animal feed and vegetable oil, contributing to sustainable agriculture and food systems. The site has an operating, fully permitted Class VI CCS well, which captures and sequesters approximately 160,000 tons of biogenic carbon dioxide annually. This capability is a key component of our strategy to drive meaningful carbon abatement at scale, with the potential to sequester multiple times that amount in total carbon emissions, directly supporting Gevo’s vision of decarbonizing the energy, transportation, and agriculture sectors.

The "Other Expenses" in the segment table include the following components: cost of production, general and administrative expenses, acquisition-related costs, facility idling costs, and other expenses.

	Three Months Ended March 31, 2025
	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$624	$—	$5,671	$22,814	$29,109
Less:
Depreciation and amortization	747	—	1,403	3,472	5,622
Research and development	1,052	—	—	—	1,052
Project development	4,277	724	—	1	5,002
Operating and other expenses	15,532	—	3,799	18,241	37,572
(Loss) income from operations	(20,984)	(724)	469	1,100	(20,139)
Interest expense	(191)	—	(904)	(2,199)	(3,294)
Interest and investment income	1,762	—	—	8	1,770
Consolidated net loss	(19,507)	(724)	(435)	(1,107)	(21,773)

Acquisitions of property, plant, and equipment	271	5,223	340	—	5,834
Goodwill	3,791	—	—	37,814	41,605
Total assets	169,575	202,106	81,147	224,972	677,800

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended March 31, 2024
	Gevo	GevoFuels	GevoRNG	Consolidated
Revenues	$—	$—	$3,990	$3,990
Less:
Depreciation and amortization	3,077	—	1,374	4,451
Research and development	1,548	—	—	1,548
Project development	4,309	1,010	—	5,319
Operating and other expenses	12,082	—	3,731	15,813
Loss from operations	(20,126)	(1,010)	(2,005)	(23,141)
Interest expense	(88)	(5)	(449)	(542)
Interest and investment income	4,593	—	—	4,593
Consolidated net loss	(16,301)	(1,010)	(1,564)	(18,875)

Acquisitions of property, plant, and equipment	522	16,456	534	17,512
Goodwill	—	—	—	—
Total assets	380,071	158,346	95,154	633,571

23. Subsequent Events

On April 22, 2025, we received notification of the termination of the U.S. Department of Agriculture (“USDA”) Partnerships for Climate-Smart Commodities grant for Gevo’s Climate-Smart Farm-to-Flight Program (the “USDA Grant”). The Company expects to be reimbursed for all remaining costs not yet reimbursed by the USDA under the grant in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our results of operation and liquidity, our expectations regarding the financing, development, and construction of our Alcohol-to-Jet Projects (as defined below), as well as other growth projects, and the associated costs, our ability to produce our products, our expectations regarding the demand for our products and our ability to meet such demand, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or “net zero” carbon renewable fuels, our ability to replace our fossil-based energy sources with renewable energy sources at our Alcohol-to-Jet Projects and elsewhere, our expectations regarding jet fuel consumption, our expectations regarding the location, start-up date and production results for our initial Alcohol-to-Jet Project, our expectations regarding the benefits of increased modularization of the plant design for our Alcohol-to-Jet Projects, our expectations regarding the benefits of ETO (as defined below) technology for our Alcohol-to-Jet Projects, our expectations regarding our ability to produce and the anticipated benefits of renewable liquid hydrocarbons, our expectations regarding our ability to produce and resell protein and other products for use in the food chain, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce synthetic aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business and the sources of those funds, our ability to successfully operate our renewable natural gas (“RNG”) facilities in Iowa and our expectations regarding levels of RNG production, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, our expectations regarding the demand for and revenue to be generated from the sale of carbon credits, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-SAF development and production, additional competition and changes in economic conditions. As part of our strategy to expand and diversify our operations, we recently acquired the majority of the assets of Red Trail Energy, LLC (“Red Trail Energy”), which is expected to enhance our ability to scale production and accelerate our growth in the renewable fuels market. This acquisition introduces additional integration and operational complexities, which may impact our ability to achieve some of the goals outlined above. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”), including Item 1A. “Risk Factors” of our 2024 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Unless the context requires otherwise, in this Report the terms “Gevo,” “we,” “us,” “our” and “Company” refer to Gevo, Inc. and its wholly owned, direct and indirect subsidiaries.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures in our 2024 Annual Report.

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

Our primary market focus, given the large demand and growing customer interest, is carbon abated hydrocarbon fuels, including SAF. We believe that SAF produced from a carbohydrate-to-alcohol process is the most economically viable approach to meet growing jet fuel demand and to generate value from carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline and racing fuel blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes for plastics and materials; and other chemicals. With the recent acquisition of the majority of the assets of Red Trail Energy, which specialized in the production of ethanol and feed co-products from corn and sequestering carbon through its carbon capture and sequestration asset, we have expanded our capabilities in the biofuels and carbon marketing sector. Red Trail Energy’s operations complement our renewable fuels strategy and enhance our ability to provide sustainable fuel alternatives and carbon sequestration, supporting our broader goal of diversifying renewable product streams.

Commodity Insights projects that global jet fuel production is expected to peak around 2035 at 7.8 million barrels per day, with SAF comprising approximately 11% of the aviation fuel mix. By 2050, the contribution of SAF could increase significantly, potentially representing 36% of global aviation fuel consumption, according to Commodity Insights. The International Air Transport Association (“IATA”), which represents over 300 airlines worldwide, forecasts that air travel demand will continue to grow, with the potential to double by 2040 compared to 2019 levels. In support of this growth, the IATA has adopted a resolution urging its members to achieve net-zero emissions by 2050. In line with this, the Boston Consulting Group anticipates substantial growth in global SAF demand in the coming decades, with SAF expected to account for 12% of global aviation energy demand by 2050.

To serve these markets, we are developing commercial projects for converting renewable energy into energy-dense, liquid hydrocarbons that can be used as renewable fuels, such as SAF, with the potential to achieve a cost competitive jet fuel with reduced or eliminated greenhouse gas (“GHG”) footprint. We believe that this addresses the global need of economically reducing GHG emissions with “drop in” synthetic petroleum fuels. We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the “GREET Model”) to measure, predict and verify GHG emissions across the life cycle of our products. Gevo expects that by using sustainably grown feedstock (e.g., low till, no-till cultivation, ethanol and other alcohols) and renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a reduced or eliminated full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel. This is because such feedstocks come from crops, which take carbon dioxide out of the atmosphere and convert it into biomass through photosynthesis. This yields vital amino acid nutrients, or protein, that humans and animals can consume, as well as vegetable oil and carbohydrates, or sugar. The plant sugar may be fermented with microorganisms to produce a clean alcohol suitable for on-road fuels, or for further industrial scale chemical processing into hydrocarbons. Given the overabundance of plant-derived sugar, the growing unmet demand for drop-in, renewable hydrocarbons such as SAF, and the availability of demonstrated industrial-scale technologies that can convert plant sugars to alcohols and then to hydrocarbons, we view our projects as first movers in an attractive, scalable new industry connecting this overabundance of plant sugar to unmet demand for products such as low-carbon ethanol, nutrients and SAF.

Project Updates

Alcohol-to-Jet Projects. Our concept of “Alcohol-to-Jet Projects” is a series of planned facilities to produce energy dense liquid hydrocarbons using renewable energy and our proprietary technology. Our initial Alcohol-to-Jet Project, which we refer to as “ATJ-60”, is expected to be located in Lake Preston, South Dakota, and is being designed to produce approximately 65 million gallons per year (“MGPY”) of total hydrocarbon volumes, including 60 MGPY of SAF. The liquid hydrocarbons, when burned, are expected to have a “net zero” GHG footprint. Along with the hydrocarbons, ATJ-60 is expected to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn to produce the carbohydrates needed for the production of SAF while simultaneously enabling the production of protein and oil; the second step produces alcohols using carbohydrate-based fermentation; and the third step is the conversion of the alcohols into hydrocarbons. In connection with the planned construction of Gevo’s ATJ-60 SAF facility, Gevo commissioned an analysis by Charles River Associates, which estimated that the facility will contribute approximately $116 million annually to the local economy, generating 100 direct jobs at the plant and creating an additional 736 local jobs. Furthermore, the analysis estimated that (i) the construction phase of the ATJ-60 facility is projected to provide a temporary $184 million economic boost and support 1,266 jobs; and (ii) the facility is expected to generate $1.82 per gallon of SAF produced in local economic value and contribute an estimated $23 million annually in federal tax revenue.

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

We have substantially completed the engineering design on our ATJ-60 project and are continuing with detailed engineering and modularization design. We are refining the project cost estimates with engineering, procurement, and construction (“EPC”) partners to identify opportunities to reduce and negotiate the cost. We expect to sign a lump-sum, fixed price agreement for the EPC to build and deliver the plant once the cost refinements and negotiations are complete. The current detailed engineering work is focused on increasing the modularization of component parts on the ATJ-60 plant design, with the goal to build the process equipment into modules at a factory, then assemble onsite. This will enable us to minimize specialized field work typical in plant construction of this type, lower the risk and costs, as well as provide better access to skilled labor. Increasing the modularization of the plant design is expected to reduce our spend in advance of securing third-party equity and debt financing for ATJ-60 and increase the certainty of the construction schedule for those counterparties.

We currently expect to finance the construction of ATJ-60 at the subsidiary level using a combination of Company equity (including funds already spent on the project), and capital from project level equity and debt financing. The Company previously projected a range of $90.0 – $125.0 million to be spent on ATJ-60 between January 2024 and the financial close of ATJ-60. The Company expects the remaining spend until the financial close of ATJ-60 to fall below the previously estimated range. Cash distributions from future ATJ-60 earnings would be proportionate to Gevo’s ownership in ATJ-60 under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Alcohol-to-Jet Projects to grow our SAF production to meet the demand for SAF.

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

Gevo North Dakota. On September 10, 2024, Gevo and its subsidiaries entered into an Asset Purchase Agreement with Red Trail Energy to acquire substantially all of its assets and assume certain liabilities. The acquisition was completed on January 31, 2025, for a purchase price of $210 million, subject to customary adjustments, including a working capital adjustment. The acquired assets are now known as “Gevo North Dakota.” The transaction was funded through a combination of Gevo equity capital, and a $105 million senior secured term loan facility and $5 million in equity from Orion Infrastructure Capital (“OIC”), a U.S.-based private investment firm. OIC’s equity contribution resulted in the creation of a redeemable non-controlling interest (NCI). This NCI is subject to a Put/Call option feature, which grants Gevo the right to call (purchase) the units held by OIC, and OIC the right to put (sell) the units to Gevo. These options are exercisable for a period of three years following the repayment of all outstanding debt under the Company’s Credit Agreement. As a result of the redeemable nature of this non-controlling interest, it has been classified as temporary equity on the Company’s Consolidated Balance Sheets.

The acquired assets included the ethanol production plant, the carbon capture and storage well, and the pore space. The operational personnel of Red Trail Energy joined Gevo upon the closing of the acquisition. The acquired ethanol production facility converts corn into ethanol and distillers grains, a high-protein animal feed containing essential amino acid nutrients, and corn oil. This acquisition also includes carbon capture and sequestration (“CCS”) assets that will support Gevo’s broader carbon abatement goals, particularly in relation to its ATJ-60 project under development in South Dakota. We believe the acquisition strengthens Gevo’s growth trajectory by adding ethanol production, distillers grains, corn oil, and Carbon Dioxide Removal credit (“CDR”) sales to our revenue stream, while also enhancing our capabilities in CCS and supporting our broader strategic efforts in SAF production which use low-carbon alcohol as a feedstock.

We have begun negotiations to sell the resultant carbon tax credits from our CCS asset in North Dakota. Now that the U.S. Department of the Treasury and Internal Revenue Service have issued the rules around the Section 45Z tax credit, we expect tax credit sales to generate cashflow for our North Dakota operation starting in 2025.

We have begun the engineering and development of a 30 MGPY ATJ plant for the North Dakota site, which would upgrade the low-carbon ethanol already produced onsite to jet fuel. We expect to continue engineering and development through 2025 and into 2026 before completing the front-end engineering design (“FEED”) phase of the project. At the end of FEED, we expect to have a capital estimate and schedule for the project. Because we began with the designs and know-how from the ATJ-60 project, we are able to shorten the time and costs to complete the development phase of the project.

USDA Grant. On April 22, 2025, we received notification of the termination of the U.S. Department of Agriculture (“USDA”) Partnerships for Climate-Smart Commodities grant for Gevo’s Climate-Smart Farm-to-Flight Program (the “USDA Grant”).

Although terminated early, we believe we have achieved considerable progress through the Farm-to-Flight Program:

●	The Farm-to-Flight Program enrolled more than 145,000 acres of active farmland in 2024, as farmers receive premium payments on crops from fields that utilize effective, efficient farming methods that improve their soil health and product yield for the long run, a sound investment for them, for the next generation of farmers in their families and for our country.
●	Participating farmers are eligible for an estimated $11 million for their participation during the program. When farmers receive higher value for their crops through new markets that value their production practices, they have more resources to invest back in their farms, and the nation’s rural economies grow.
●	The proof is in the participants, as our Farm-to-Flight Program has a 100% farmer retention rate year-over-year and grew to nearly 200 farmers in 2024. Farmers participated in our program because it reduced their input costs, improved their yields, and increased their bottom line.
●	As the Farm-to-Flight Program encourages use of regenerative agriculture practices, Gevo’s Verity subsidiary measures, quantifies, and verifies farmers’ results through blockchain-based distributed ledger technology and smart contracts. The outcome of our program to date is a 9.8-point reduction in carbon intensity (CI) for corn feedstock. This outcome adds value to farmers’ crops because CI is a key attribute in domestic and international markets for SAF and other renewable fuels, as well as for chemicals used to make drop-in products, typically derived from petroleum with the performance consumers demand today. Markets reward these attributes, and our Farm-to-Flight program positioned farmers to reap the benefits of the value they deliver to this new market for above ground energy.

During the three months ended March 31, 2025, the Company incurred $0.7 million of costs under the USDA Grant, which are included in Project development costs in the Condensed Consolidated Statement of Operations. The Company expects to be reimbursed an estimated $8.6 million for all remaining costs not yet reimbursed by the USDA under the grant in future periods. This includes $7.4 million of payments to growers in the program and $1.2 million for payments made to agricultural service providers.

The termination did not have a material impact on the financial statements for the three months ended March 31, 2025, nor impact Gevo’s commercial objectives, since the critical work under the project had already been completed.

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

The RNG Project generates revenue through the sale of environmental attributes associated with RNG produced at the facility. These attributes include credits under California’s Low Carbon Fuel Standard (“LCFS”) program and the U.S. Environmental Protection Agency (“EPA”) Renewable Fuels Standard (“RFS”) program (“RFS Program”), which allow us to earn renewable identification numbers (“RINs”). Gevo was granted registration approval by the EPA in 2022, allowing us to participate in the RFS Program to receive RINs.

We have operated under a temporary pathway from California’s LCFS program, which we received during the first quarter of 2023. We continued to realize sales for our environmental attributes under the temporary pathway for LCFS credits and RINs in 2024. In March of 2025, the California Air Resources Board (“CARB”) approved our application for a provisional Tier 2 pathway, representing the significantly lower carbon intensity of our RNG than was reflected under the temporary pathway. With the provisional pathway approval having been received prior to March 31, 2025, we were able to apply the provisional pathway carbon intensity score to dispensing activities that occurred in Q4 2024, which also included RNG production for the months of July and August stored and dispensed in Q4 2024, and for dispensing activities throughout 2025.

Our provisional pathway has a Carbon Intensity (“CI”) score of approximately -339 MJ/eCO2, which represents approximately 160,000 carbon credits in the California LCFS system assuming our RNG operation produces 400,000 MMBTU in 2025. This is an increase of carbon credits from approximately 90,000 credits under our old temporary pathway of -150 MJ/eCO2. The increase of carbon credit generation of approximately 70,000 credits represents a significant increase in revenue for the RNG business.

Verity. Verity Holdings, LLC (“Verity”), a wholly owned subsidiary of Gevo, Inc., enables the tracking, verification, and empirically valuation of intangible attributes associated with processed goods, including carbon intensity across the full carbon lifecycle. Verity provides end-to-end carbon accounting via a proprietary digital Measure, Report and Verify (“MRV”) platform. This platform specializes in carbon accounting and services aimed at maximizing the value of environmental benefits throughout the entire business system. Verity's comprehensive approach includes regulatory analysis, strategy development, life cycle analysis, compliance management, audit readiness, carbon marketing, utilization and retirement services, and trading/marketing for Scope 1, 2, and 3 emissions. By integrating advanced technological capabilities, Verity supports Gevo's mission of converting renewable energy and biogenic carbon into sustainable fuels and chemicals with a net zero or better carbon footprint.

Key Verity project highlights include:

●	Development of Verity began as a value-added service for our SAF production, and was then expanded to support external customers;
●	Five ethanol producers currently contracted, with additional producers in the pipeline;
●	Completed its first privately-sponsored grower’s program for a biofuel client in the midwestern U.S.;
●	Established agreements with two soybean processors to track the environmental attributes of soybeans, including soybean oil and renewable diesel;
●	Acquired Cultivate Agricultural Intelligence, LLC (“CulitvateAI”), a cloud-based, mobile software-as-a-service (“SaaS”) platform that helps stakeholders make informed, data-driven decisions with real-time analytics. Currently we are integrating CultivateAI’s platform with Verity’s attribute tracking solutions to deliver advanced solutions for carbon abatement across industries such as in food, feed, fuels and industrial markets; and
●	Capital light, fee-based, industry agnostic business model.

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

In the third and fourth quarters of 2024, Verity entered into agreements with two additional ethanol plants, extending our reach in the U.S. ethanol market. One of those plants is Gevo North Dakota, formally Red Trail Energy, which Gevo acquired in January of 2025. Verity also added two soybean processing facilities to assist in tracking environmental aspects of soybean oil and renewable diesel, enabling them to expand into new markets.

Acquisition of CultivateAI. In the third quarter of 2024, Gevo acquired CultivateAI, a leading provider of agricultural data through a cloud-based, mobile SaaS platform. CultivateAI is a proven business with a track record of repeatable revenue. The business provides agricultural data to clients through a SaaS platform, leveraging high-resolution drone and satellite technology. This process begins by capturing detailed imagery of an agricultural operation. CultivateAI uses that information to build missing GIS maps and create a digital agricultural inventory, including facilities, assets, and crops. This comprehensive digital inventory generates quantifiable insights that help customers improve management practices and overall performance. CultivateAI’s technology has enabled Verity to accelerate its technology and business development efforts, and overall growth.

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

Ethanol to Olefins and the Axens Agreement. Axens and Gevo are building on their previous successful commercial cooperation to ensure they remain leaders in the ETJ space by partnering with IFPEN on the final development and commercial deployment of Gevo’s next-generation ETO process for fuel applications that are expected to achieve zero carbon intensity or better. Gevo’s ETO process produces light olefins from ethanol, which can then be converted to transportation fuels utilizing commercially proven oligomerization and hydrogenation technologies. Provided the technology development is completed successfully, Gevo is expected to lead deployment of its ETO technology in North America with an effort to bring high-quality jobs and economic development to rural America, and Axens would provide process licensing, catalyst, equipment, and engineering services globally.

Luverne Facility. In 2022, activities at our Luverne Facility were transitioned to care and maintenance, market development, and customer education, as we shifted focus to our Net Zero Projects. The Luverne Facility is well equipped and positioned as a development site as it provides a unique opportunity to showcase our decarbonization and business systems and raise awareness with future partnerships, investors, and local communities, even though operations at the site have been minimized. Future operations, if any, will be tailored to support a focus on advancing our technology, testing, optimizing alternative feedstocks and yeast strains, and unit operations as well as partnership development for fuels and specialty chemicals with integrated solutions for GHG reductions. We continue to evaluate incentive opportunities recently introduced by the Inflation Reduction Act, which may positively impact the future economics of our operation at Luverne.

RNG Key Operating Metrics

Total operating revenues reflect both sales of RNG and sales of related environmental attributes. As a result, our revenues are primarily affected by unit production of RNG, production of environmental attributes, and the prices at which we monetize such production. The following table summarizes the key operating metrics described above, recorded on our RNG segment, which metrics we use to measure performance:

	Three Months Ended March 31,
(in thousands, unless otherwise indicated)	2025	2024	Change	Change %
Operating revenues
Renewable natural gas (RNG)	$298	$219	$79	36%
Environmental attributes - RINs	1,567	2,637	(1,070)	(41)%
Environmental attributes - LCFS	3,806	1,134	2,672	236%
Total operating revenues	$5,671	$3,990	$1,681	42%
RNG metrics (MMBtu)
RNG production volumes	80	89	(9)	(10)%
Less: RNG production volumes dispensed	(80)	(89)	9	(10)%
Total RNG volumes available for RIN and LCFS generation (1)	—	—	—	100%
RIN metrics
RIN generation (2) (3)	936	1,043	(107)	(10)%
Plus: Prior period RINs carried into current period	207	395	(188)	(48)%
Less: RINs sold	(794)	(1,039)	245	(24)%
RIN inventory	349	399	(50)
Average realized RIN price (4)	$1.97	$2.54	$(0.56)	(22)%
LCFS metrics
LCFS generation (5)	67	19	48	253%
Plus: Prior period LCFS carried into current period	32	20	12	60%
Less: LCFS sold	(59)	(20)	(39)	195%
LCFS inventory	40	19	21	111%
Average realized LCFS price (4)	$64.51	$56.70	$7.81	14%
Operating expenses
RNG operating expenses	$5,202	$4,215	$987	23%
RNG operating expenses per MMBTU (actual)	$65.03	$47.36	$17.67	37%
(1)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(2)	RINs are generally generated in the month following the gas being dispensed.
(3)	One MMBtu of RNG has approximately the same energy content as 11.693 gallons of ethanol, and thus may generate 11.693 RINs under the RFS Program.
(4)	Realized prices for environmental attributes (under the temporary pathway) are net of third-party commissions and thus do not correspond directly to index prices.
(5)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

Gevo North Dakota Key Operating Metrics

The following table summarizes production and price levels from the date of acquisition for our Gevo North Dakota segment:

	Three Months Ended March 31, 2025
(in thousands, unless otherwise indicated)	Ethanol (gallons)	Dried Distillers Grains (tons)	Modified Distillers Grains (tons)	Corn Oil & Syrup Sold (lbs)	Total
Operating revenues
Production quantities	11,136,584	11,592	30,029	2,904,620
Unit price	$1.56	$162.09	$72.70	$0.54
Revenues	$17,349	$1,879	$2,183	$1,567	$22,978
Less: Marketing fees and other	(104)	(23)	—	(37)	(164)
Total operating revenues	$17,245	$1,856	$2,183	$1,530	$22,814

Primary production costs
Corn ground (bushels)					3,867,488
Corn cost per bushel					$4.05
Total corn production costs					$15,663
Natural gas (MMBTU)					264,117
Natural gas cost per MMBTU					$3.89
Total natural gas production costs					$1,027

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
Total operating revenues	$29,109	$3,990	$25,119	630%
Operating expenses:
Cost of production	21,446	2,587	18,859	729%
Depreciation and amortization	5,622	4,451	1,171	26%
Research and development expense	1,052	1,548	(496)	(32)%
General and administrative expense	11,084	12,150	(1,066)	(9)%
Project development costs	5,002	5,319	(317)	(6)%
Acquisition related costs	4,438	—	4,438	100%
Facility idling costs	604	1,076	(472)	(44)%
Total operating expenses	49,248	27,131	22,117	82%
Loss from operations	(20,139)	(23,141)	3,002	(13)%
Other (expense) income
Interest expense	(3,294)	(542)	(2,752)	508%
Interest and investment income	1,770	4,593	(2,823)	(61)%
Other (expense) income, net	(110)	215	(325)	(151)%
Total other (expense) income, net	(1,634)	4,266	(5,900)	(138)%
Net loss	(21,773)	(18,875)	(2,898)	15%
Net loss attributable to non-controlling interest	(45)	—	(45)	100%
Net loss attributable to Gevo, Inc.	$(21,728)	$(18,875)	$(2,853)	15%

Operating revenue. During the three months ended March 31, 2025, operating revenue increased by $25.1 million compared to the three months ended March 31, 2024. This increase was primarily due to $22.8 million in revenue from Gevo North Dakota in the two months we have owned it, $1.7 million in additional revenue from our RNG project driven by an increase in LCFS credits generated due to our improved carbon score for the LCFS program offset by a decline in RIN prices, and $0.5 million from the sale of isooctane. During the three months ended March 31, 2025, we sold 79,963 MMBtu of RNG from our RNG project, resulting in $0.3 million in RNG sales and $5.4 million in environmental attribute sales (see Key Operating Metrics above).

Cost of production. Cost of production increased $18.9 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to $21.7 million from Gevo North Dakota, partially offset by $3.6 million of future corn basis gains (see Key Operating Metrics above).

Depreciation and amortization. Depreciation and amortization increased $1.2 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to $3.5 million of depreciation related to Gevo North Dakota, partially offset by a $2.6 million reduction of depreciation related to assets fully depreciated at our Luverne Facility.

Research and development expense. Research and development expenses decreased $0.5 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to decreased consulting expenses and professional fees.

General and administrative expense. General and administrative expense decreased $1.1 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $2.3 million decrease in stock-based compensation, partially offset by $0.5 million higher employee costs, $0.2 million increase in insurance costs and $0.2 million increase in computer and software costs.

Project development costs. Project development costs are primarily related to our ATJ projects and Verity, which consist primarily of employee expenses, preliminary engineering costs, and technical consulting fees. Project development costs decreased $0.3 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a $1.8 million wind-down fee incurred in 2024, partially offset by $1.1 million of additional employee related costs.

Acquisition related costs. Acquisition related costs of $4.4 million are due to our acquisition of Gevo North Dakota.

Facility idling costs. Facility idling costs are related to the care and maintenance of our Luverne Facility and reprocessing plant. Facility idling costs decreased $0.5 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to utilizing the reprocessing plant for isooctane production.

Loss from operations. The Company’s loss from operations decreased by $3.0 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to increased revenues from Gevo North Dakota and the reduction of general and administrative expenses, partially offset by the acquisition related costs.

Interest expense. Interest expense increased $2.8 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the debt used to acquire Gevo North Dakota and a higher interest rate on our Remarketed Bonds.

Interest and investment income. Interest and investment income decreased $2.8 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the usage of cash for the acquisition of Gevo North Dakota and to fund our capital projects and operating costs, resulting in a lower balance of cash equivalent investments during the three months ended March 31, 2025.

Other income (expense), net. Other income (expense), net remained flat for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates and policies since December 31, 2024. For a description of our other critical accounting policies and estimates that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our 2024 Annual Report.

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

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $65.3 million and current restricted cash of $69.6 million, totaling $134.9 million in cash, cash equivalents, and restricted cash. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash, cash equivalents, and restricted cash for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of production facilities and the Company’s Alcohol-to-Jet Projects; (ii) potential investment in RNG projects; (iii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iv) exploration of strategic alternatives and additional financing, including project financing; and (v) debt service obligations associated with any future borrowings. We believe that as a result of our cash and cash equivalents balances and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Since our inception in 2005, we have devoted most of our cash resources to the development and commercialization of routes to efficiently produce fuels and chemicals from carbohydrates, such as renewable feedstock, using alcohols (isobutanol and ethanol) as intermediates. We have incurred losses since inception, have a significant accumulated deficit, and expect to incur losses for the foreseeable future. Historically we have financed our operations primarily with proceeds from the issuance of equity, warrants, borrowings under debt facilities, and interest income. Our current sources of cash include sales of ethanol, distillers grains, RNG, environmental attributes, and licensing fees. We may also fund future operations through additional private and/or public offerings of equity or debt securities. In addition, we may seek additional capital, on acceptable terms, through arrangements with strategic partners or from other sources. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(24,048)	$(16,078)
Net cash used in investing activities	$(204,295)	$(17,512)
Net cash provided by (used in) financing activities	$104,242	$(1,452)

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

During the three months ended March 31, 2025, net cash used in operating activities was $24.0 million compared to $16.1 million for the three months ended March 31, 2024. Non-cash charges primarily consisted of $5.6 million in depreciation and amortization and $1.9 million in stock-based compensation expense. The accounts receivable balance increased significantly, reflecting increased billing activity from Gevo North Dakota as well as higher revenue from our RNG plant due to the approval of the provisional Tier 2 pathway. This resulted in a $4.5 million increase compared to the same period in the prior year. The change in the fair value of derivative instruments, totaling $2.7 million, represents the fair value adjustment of our hedging program implemented following the acquisition of the Gevo North Dakota.

Investing Activities

During the three months ended March 31, 2025, the Company completed the acquisition of Red Trail Energy for consideration of $198.5 million, in addition to $10.0 million which was paid to an escrow account in 2024. This acquisition is reflected as a cash outflow in the period, consistent with the Company’s investing activities. Additionally, the Company made capital investments totaling $5.8 million in the development of its ATJ-60 project, along with other ongoing projects. These investments primarily relate to the acquisition of property, plant, and equipment, and are aimed at advancing the Company’s strategic initiatives in renewable energy and related sectors.

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

Gevo is in the process of identifying and performing early site development work for additional Alcohol-to-Jet production locations. These potential sites include greenfield and brownfield (i.e., at an existing ethanol plant) locations that are advantageous in terms of potential economics, opportunities to decarbonize, and time to market. Early development work at Gevo North Dakota is currently underway.

During the three months ended March 31, 2024, we had $17.5 million in cash used in investing activities, comprised of investments in our capital projects, including $0.5 million in the RNG project, $10.4 million for ATJ-60, and $6.6 million in other projects.

Financing Activities

During the three months ended March 31, 2025, the Company entered into a credit agreement with OIC for $105 million. The proceeds from this credit agreement were partially used to fund the acquisition of Red Trail Energy. Additionally, the lenders made an equity investment of $5 million in Gevo Intermediate HoldCo, LLC on the Closing Date. This equity investment is reflected as a cash inflow within financing activities.

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

We did not repurchase shares of common stock under the stock repurchase program during the three months ended March 31, 2025. The Company repurchased 2.1 million shares of common stock for $1.4 million under the stock repurchase program during the three months ended March 31, 2024. Shares were repurchased at market value, and were retired immediately upon repurchase. As of March 31, 2025, approximately $20.3 million remained available under the stock repurchase program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item. However, we note that we are exposed to market risks in the ordinary course of our business. These risks primarily consist of environmental attribute pricing, commodity pricing, interest rate, credit risk with our contract counterparties, and equity price risks. There have been no material changes since our disclosure in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2024 Annual Report.

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

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, we have determined that we did not maintain a sufficient complement of personnel with the necessary technical expertise and accounting knowledge to appropriately address complex and non-routine transactions, which control deficiency constitutes a material weakness. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2025, we have initiated steps toward remediation of the issues. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect this to take through 2025 and beyond as necessary.

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

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of legal matters is found in Note 18, Commitments and Contingencies, in the accompanying Notes to the Financial Statements included in Part I - Item 1. Financial Statements of this Report.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our 2024 Annual Report. The risk factors in our 2024 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

Incorporated by Reference

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

10.1	Credit Agreement, dated as of January 31, 2025, by and between the Net-Zero North HoldCo, LLC, OIC Investment Agent, LLC, as administrative agent for the Lenders, and the other parties thereto.	8-K	001-35073	February 3, 2025	10.1

10.2	Form of Term Note.	8-K	001-35073	February 3, 2025	10.2

10.3#	Offer Letter, dated October 13, 2023, by and between Gevo Inc. and Andrew Shafer.					X

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

# Indicates a management contract or compensatory plan or arrangement.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.
(REGISTRANT)

By:	/s/ Sylvia Gendenjamts
Sylvia Gendenjamts, CPA Vice President Accounting and Treasurer (Principal Accounting Officer)

Date: May 13, 2025