Form 10-Q
period 2025-06-30
Gevo, Inc.
filed 2025-08-11
CIK 1392380

syn

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, 241,839,083 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$57,257	$189,389
Restricted cash	69,644	1,489
Trade accounts receivable, net	11,025	2,411
Inventories	16,939	4,502
Prepaid expenses and other current assets	15,576	5,920
Total current assets	170,441	203,711
Property, plant and equipment, net	344,914	221,642
Restricted cash	—	68,155
Operating right-of-use assets	2,137	1,064
Finance right-of-use assets	1,201	1,877
Intangible assets, net	70,327	8,129
Goodwill	43,558	3,740
Deposits and other assets	69,539	75,623
Total assets	$702,117	$583,941
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$43,450	$22,006
Operating lease liabilities	677	333
Finance lease liabilities	1,211	2,001
Remarketed Bonds payable, net	27,895	21
Total current liabilities	73,233	24,361
Remarketed Bonds payable, net	39,631	67,109
Loans payable	99,966	—
Operating lease liabilities	1,703	966
Finance lease liabilities	234	187
Asset retirement obligation	2,177	—
Other long-term liabilities	5,405	1,830
Total liabilities	222,349	94,453

Redeemable non-controlling interest	5,664	—

Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 241,841,590 and 239,176,293 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively.	2,419	2,392
Additional paid-in capital	1,291,630	1,287,333
Accumulated deficit	(819,945)	(800,237)
Total stockholders' equity	474,104	489,488
Total liabilities and stockholders' equity	$702,117	$583,941

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total operating revenues	$43,413	$5,260	$72,522	$9,250
Operating expenses:
Cost of production	17,265	3,423	38,711	6,010
Depreciation and amortization	7,213	4,277	12,835	8,728
Research and development expense	934	1,641	1,986	3,189
General and administrative expense	10,783	11,513	21,867	23,663
Project development costs	831	7,736	5,833	13,055
Acquisition related costs	—	—	4,438	—
Facility idling costs	591	699	1,195	1,775
Total operating expenses	37,617	29,289	86,865	56,420
Income (loss) from operations	5,796	(24,029)	(14,343)	(47,170)
Other (expense) income
Interest expense	(4,345)	(1,113)	(7,639)	(1,655)
Interest and investment income	1,322	4,143	3,092	8,736
Other (expense) income, net	(44)	(3)	(154)	212
Total other (expense) income, net	(3,067)	3,027	(4,701)	7,293
Net income (loss)	2,729	(21,002)	(19,044)	(39,877)
Net income attributable to redeemable non-controlling interest	585	—	540	—
Net income (loss) attributable to Gevo, Inc.	$2,144	$(21,002)	$(19,584)	$(39,877)

Net income (loss) per share - basic	$0.01	$(0.09)	$(0.08)	$(0.17)
Net income (loss) per share - diluted	$0.01	$(0.09)	$(0.08)	$(0.17)
Weighted-average common shares outstanding - basic	232,945,048	239,014,435	232,490,122	239,929,385
Weighted-average common shares outstanding - diluted	236,839,117	239,014,435	232,490,122	239,929,385

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	For the Three Months Ended June 30, 2025 and 2024
	Stockholders' Equity					Mezzanine Equity
						Redeemable
	Common Stock			Accumulated	Stockholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest
Balance, March 31, 2025	239,562,995	$2,396	$1,289,406	$(821,965)	$469,837	$4,955
Non-cash stock-based compensation	—	—	2,244	—	2,244	—
Stock-based awards and related share issuances, net	2,278,595	23	(20)	—	3	—
Change in redemption value of redeemable non-controlling interest	—	—	—	(124)	(124)	124
Net income	—	—	—	2,144	2,144	585
Balance, June 30, 2025	241,841,590	$2,419	$1,291,630	$(819,945)	$474,104	$5,664

Balance, March 31, 2024	239,576,404	$2,396	$1,280,021	$(740,472)	$541,945	—
Non-cash stock-based compensation	—	—	4,466	—	4,466	—
Stock-based awards and related share issuances, net	4,956,688	50	(50)	—		—
Repurchase of common stock	(3,967,852)	(40)	(2,627)	—	(2,667)	—
Issuance of common stock upon exercise of warrants	—		—	—	—	—
Net loss	—		—	(21,002)	(21,002)	—
Balance, June 30, 2024	240,565,240	$2,406	$1,281,810	$(761,474)	$522,742	$—

	For the Six Months Ended June 30, 2025 and 2024
	Stockholders' Equity					Mezzanine Equity
						Redeemable
	Common Stock			Accumulated	Stockholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest
Balance, December 31, 2024	239,176,293	$2,392	$1,287,333	$(800,237)	$489,488	$—
Issuance of redeemable non-controlling interest						5,000
Non-cash stock-based compensation	—	—	4,142	—	4,142	—
Stock-based awards and related share issuances, net	2,665,297	27	155	—	182	—
Change in redemption value of redeemable non-controlling interest	—	—	—	(124)	(124)	124
Net income (loss)	—	—	—	(19,584)	(19,584)	540
Balance, June 30, 2025	241,841,590	$2,419	$1,291,630	$(819,945)	$474,104	$5,664

Balance, December 31, 2023	240,499,833	$2,405	$1,276,581	$(721,597)	$557,389	—
Non-cash stock-based compensation	—	—	8,699	—	8,699	—
Stock-based awards and related share issuances, net	6,160,920	62	533	—	595	—
Repurchase of common stock	(6,095,513)	(61)	(4,003)	—	(4,064)	—
Net loss	—	—	—	(39,877)	(39,877)	—
Balance, June 30, 2024	240,565,240	$2,406	$1,281,810	$(761,474)	$522,742	$—

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(19,044)	$(39,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,142	8,699
Depreciation and amortization	12,835	8,728
Change in fair value of derivative instruments	(652)	—
Tax credit generation	(21,494)	—
Other non-cash income	1,274	1,276
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,634)	341
Inventories	(788)	243
Prepaid expenses and other current assets, deposits and other assets	(9,504)	(5,941)
Accounts payable, accrued expenses and non-current liabilities	10,295	(989)
Net cash used in operating activities	(26,570)	(27,520)
Investing Activities
Acquisitions of property, plant and equipment	(11,077)	(26,708)
Acquisition of Red Trail Energy	(198,461)	—
Net cash used in investing activities	(209,538)	(26,708)
Financing Activities
Loan proceeds	105,000	—
Payment of debt issuance costs	(5,480)	(1,665)
Non-controlling interest	5,000	—
Proceeds from the exercise of stock options	182	—
Payment of loans payable	—	(65)
Payment of finance lease liabilities	(726)	(255)
Repurchases of common stock	—	(4,064)
Net cash provided by (used in) financing activities	103,976	(6,049)
Net decrease in cash and cash equivalents	(132,132)	(60,277)
Cash, cash equivalents and restricted cash at beginning of period	259,033	375,597
Cash, cash equivalents and restricted cash at end of period	$126,901	$315,320

	Six Months Ended June 30,
Schedule of cash, cash equivalents and restricted cash	2025	2024
Cash and cash equivalents	$57,257	$245,676
Restricted cash (current)	69,644	1,489
Restricted cash (non-current)	—	68,155
Total cash, cash equivalents and restricted cash	$126,901	$315,320

	Six Months Ended June 30,
Supplemental disclosures of cash and non-cash investing and financing transactions	2025	2024
Cash paid for interest	$3,052	$1,464
Non-cash purchase of property, plant and equipment	$6,317	$9,855
Right-of-use asset purchased with operating lease	$—	$32

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

The Company is focused on transforming renewable energy into energy-dense liquid drop-in hydrocarbons that can be used as renewable fuels, such as synthetic aviation fuel (“SAF”) and other fuels and chemicals, with the potential to create new energy production, new jobs, new agricultural uses, and result in significant economic benefits. Moreover, we have the potential to achieve a “net-zero” GHG, or even carbon negative footprint measured by the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the “GREET Model”) to measure, predict and verify GHG emissions across the life cycle. Our “net-zero” concept means production of drop-in hydrocarbon fuels by using sustainably grown feedstocks (e.g., low till and no-till corn cultivation) and renewable and substantially decarbonized energy sources, resulting in an expected net-zero carbon footprint from the full life cycle of the fuel measured from the capture of renewable carbon through the burning of the fuel.

Gevo’s primary market focus is on energy-dense liquid drop-in hydrocarbon products that are not only cost competitive but also play a crucial role in abating carbon emissions. At the forefront of this market, Gevo was the first company to produce SAF, capitalizing on current demand for liquid fuels and chemicals that are both economically viable and environmentally beneficial. In addition to its core renewable hydrocarbon products, the Company is capitalizing on emerging opportunities within the voluntary carbon market. Gevo is actively exploring avenues to generate and sell carbon credits, helping businesses offset their emissions. The Company believes that its carbohydrate-to-alcohol process is the most economically viable approach to meet this rising demand at a production cost that is relevant for the industry. The Company also has commercial opportunities for other renewable hydrocarbon products, such as (i) renewable natural gas, also known as biogas (“RNG”), (ii) hydrocarbons for gasoline in marine and racing blendstocks and diesel fuel, and (iii) ingredients for the chemical industry, such as ethylene and butenes for plastics and materials, and other chemicals. With the recent acquisition of the majority of the assets of Red Trail Energy, LLC (“Red Trail Energy”) (see Note 2, Business Combinations, for additional information), which specialized in the production of low-carbon ethanol and animal feed from corn and sequestering carbon through its carbon capture and sequestration asset, we are expanding our capabilities in the biofuels and carbon marketing sector. Red Trail Energy’s operations further enables our renewable fuels strategy and enhances our ability to provide cost-competitive sustainable fuel alternatives and carbon sequestration and supports our broader goal of diversifying renewable product portfolio. We are engaged in technology, process and intellectual property development targeted to large scale deployment of net-zero hydrocarbon fuels and chemicals. We are developing the marketplace and customers for SAF and other related products. We also are engaged as a developer and enabler/licensor for large scale commercial production, and we expect to be a co-investor on certain projects. Gevo’s business model is that of a developer of projects, licensor, process technology developer, and operator of certain assets in the future.

Renewable Jet Fuel Platform

We have developed a business model for producing SAF with a low-carbon footprint using our Alcohol-to-Jet process from which carbon credits are generated and sold. The business system begins with feedstock and methods to quantify and verify its carbon footprint and proceeds through conversion to SAF using energy efficient designs powered by decarbonized energy and marketing of the SAF and carbon credits generated. The production process is expected to have cash cost of SAF production which makes the fuel competitive with incumbent fuels, while generating co-products including carbon credits which enable attractive financial returns for the business.

One of the key characteristics of our designs is the extent of modularization of the process, which helps to enable a duplicate and revise approach to serve the industry. In this approach, we will offer for sale the modularized processes, and encompassing business system, that are already designed in order to save potential customers time and money to enter the SAF business.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Gevo owns our Alcohol-to-Jet plant designs and the overall Gevo net zero process (i.e., the process to enable carbon-negative olefins, and hydrocarbon fuels with an anticipated net zero or better carbon footprint measured across the lifecycle of the whole processes). The proprietary Gevo Alcohol-to-Jet processes and plant designs are based upon the conversion of carbohydrates to alcohols, followed by the conversion of the alcohols to olefins (i.e., building blocks for chemicals, plastics, and fuels), and then the conversion of the olefins into fuels, all optimized and integrated to achieve a net zero carbon footprint. Our partners in developing and executing the Alcohol-to-Jet projects have included Fluid Quip Technologies, LLC, Axens North America, Inc. (“Axens”), PRAJ Industries Limited (“PRAJ”), Zero6 Clean Energy Assets, Inc. (“Zero6”), McDermott International Ltd., and Fagen, Inc. Gevo owns the overall proprietary plant designs, engineering details, integration technologies, and associated intellectual property, and we have filed patents on several process improvements.

ATJ-60 at Lake Preston, South Dakota. Our business system and engineering packages have been developed around our site in Lake Preston SD. The ATJ process is designed to produce 60 million gallons per year (“MMGPY”) SAF (“ATJ-60”) and 65 MMGPY total hydrocarbons. Along with the hydrocarbons, ATJ-60 is currently being designed to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn and the production of protein, oil, and carbohydrates, the second step produces alcohols using fermentation, and the third step is the conversion of the alcohols into hydrocarbons.

ATJ-150 in Illinois. We have designed an Alcohol-to-Jet process which is approximately three times as large as the ATJ-60 process to give over 180 MMGPY hydrocarbons and 150 MMGPY SAF. This design was created to enable a ‘hub-and-spoke’ approach to production where alcohol is brought in from multiple production plants, the spokes, to feed a much larger operation than ATJ-60 to gain economies of scale. This design is ready to be advanced when the market is ready.

ATJ-30 at Gevo North Dakota.  We have used the ATJ-60 design to duplicate and revise into a 30 MMGPY SAF plant (“ATJ-30”) design, which we expect will be deployed for our North Dakota site and would upgrade the low-carbon ethanol already produced onsite to jet fuel.

We are also developing other commercial production projects for SAF at other locations in the United States, as well as in other parts for the world,  where we expect to use our proprietary business systems and Alcohol-to-Jet plant designs based on work done for ATJ-60 at Lake Preston. Gevo expects to be the project developer, plant designer, technology licensor, product marketer and potential investor. As such, based on traditional developer and technology provider business models, we would expect to obtain a partial ownership stake. We may also co-invest in projects to increase our equity ownership in those projects.

Verity

Verity Holdings, LLC (“Verity”), a wholly owned subsidiary of Gevo, is developing a data and software platform designed to support traceability, compliance reporting, and the monetization of carbon intensity (“CI”) reductions across the renewable fuels supply chain. The Verity platform currently enables the collection and aggregation of data from agricultural and processing partners to support reporting under federal and state regulatory programs, including Section 45Z and the Low Carbon Fuel Standard (“LCFS”). In 2025, Verity began onboarding customers across multiple segments of the supply chain, including grain elevators, biofuel producers, and supply chain partners, with the goal of enabling full lifecycle CI tracking and audit support. While still in the early stages of commercialization, Verity is actively building capabilities to support measurement, reporting, and verification (“MRV”) of Scope 1 and Scope 3 carbon insets and other environmental attributes. The platform is intended to support Gevo’s Alcohol-to-Jet Projects and is expected to evolve into a core infrastructure asset for CI tracking and carbon monetization across the broader low-carbon fuels and agriculture ecosystem.

Renewable Natural Gas Business

Gevo’s RNG facilities in Northwest Iowa (“NW Iowa RNG”), recorded in the Renewable Natural Gas segment, produce RNG captured from dairy cow manure supplied by three local dairies. Animal manure can be digested anaerobically to produce biogas, which is then upgraded to pipeline quality gas referred to as RNG. In 2024 we completed an expansion to the RNG business to increase its annual expected output from 355,000 million British thermal units (“MMBtu”) to 400,000 MMBtu. We sell our RNG to

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, we generate and sell LCFS credits, D3 Renewable Identification Numbers (“RINs”), and Clean Fuel Production Credits through the production of RNG (collectively, “environmental attributes”). Following the end of the second quarter, we refinanced $40 million of our tax exempt bonds on a non-recourse basis, resulting in the release of approximately $30 million of restricted cash on our balance sheet. See Note 24, Subsequent Events, for further information.

Luverne Facility

In May 2025, Gevo entered into a definitive agreement to sell Agri-Energy, LLC (“Agri”), a wholly owned subsidiary of Gevo, to A.E. Innovation, LLC (“A.E.”) for $7 million. The transaction includes Agri’s 18-million-gallon-per-year ethanol-production facility located in Luverne, Minnesota (the “Luverne Facility”) and is expected to close by the end of 2025, subject to the procurement of financing by A.E. and the satisfaction of other customary closing conditions. Gevo will retain the ownership of certain equipment at the facility, including isobutanol fermentation capacity and some of the vacant land. Gevo and A.E. expect to cooperate to produce isobutanol as needed at the facility following the closing of the sale. The Luverne Facility is currently being used for market development and customer education but is not currently operating as a production plant. The plant was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space.

Red Trail Energy Asset Purchase Agreement

In September 2024, Gevo and its subsidiaries entered into an Asset Purchase Agreement with Red Trail Energy to acquire substantially all of its assets and assume certain liabilities. The acquisition was completed on January 31, 2025, for a purchase price of $210 million, subject to customary adjustments, including a working capital adjustment. The acquired assets are now known as Gevo North Dakota (“GevoND”). The transaction was funded through a combination of Gevo equity capital, and a $105 million senior secured term loan facility and $5 million in equity from Orion Infrastructure Capital (“OIC”), a U.S.-based private investment firm. The acquired assets include the ethanol production plant, the carbon capture and storage well, and the pore space. The operational personnel of Red Trail Energy joined Gevo upon the closing of the acquisition. The acquired ethanol production facility converts corn into ethanol and produces distillers grains, a high-protein animal feed, and corn oil, which is used in biodiesel production and industrial applications. This acquisition also includes carbon capture and sequestration (“CCS”) assets that will support Gevo’s broader carbon abatement goals, particularly in relation to our Alcohol-to-Jet Projects. The acquisition of Red Trail Energy strengthens Gevo’s growth trajectory by adding ethanol production, distillers grains, corn oil, Carbon Dioxide Removal credit (“CDR”) and clean fuel production credits under Section 45Z of the Internal Revenue Code to our cash inflow stream, while also enhancing our capabilities in CCS and supporting our broader efforts in SAF production. See Note 2, Business Combinations, for additional information.

Basis of presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include the information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the six months ended June 30, 2025, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The financial statements at December 31, 2024, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2024 (the “2024 Annual Report”).

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates and assumptions are inherently subject to uncertainty, and actual results could differ from these estimates. Significant areas requiring estimates and assumptions include, but are not limited to, the determination of useful lives of property, plant and equipment, inventory, asset retirement obligations, the recognition of revenue, the valuation of business combinations and the fair value of clean fuel production tax credits (“PTC”). Management regularly reviews our estimates based on the most current available information. Changes in facts and circumstances may result in revised estimates.

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

Tax Credit Recognition and Sales

The Company accounts for tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code in accordance with IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. These credits, as they are generated are recorded based on the eligible PTC rate per gallon, the emission factor based on the carbon intensity score and are adjusted to their estimated fair value. The credits are recognized as a nonmonetary asset in intangible assets and a reduction to cost of goods sold (COGS), reflecting their role in offsetting the production costs of low-carbon fuels.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Derivative Financial Instruments

After acquiring an ethanol operating facility in the first quarter of 2025, the Company integrated commodity-based derivative transactions, specifically corn futures contracts, into its hedging strategy to manage its exposure to commodity price fluctuations. This strategy aims to protect cash flows associated with the increased exposure to commodity price volatility arising from its GevoND operations, which include corn-based production and procurement activities. These derivative contracts are intended to economically hedge the Company’s cash flow exposure to changes in corn prices, which directly impact the cost of raw materials used in production.

The Company does not apply hedge accounting to these instruments under FASB ASC 815, Derivatives and Hedging. As such, all derivative instruments are recorded at fair value on the consolidated balance sheet, and changes in the fair value of these instruments are recognized in earnings in the period in which they occur. Gains and losses resulting from changes in the fair value of corn derivative contracts are included in the cost of goods sold in the consolidated statements of operations, as they directly relate to the Company’s inventory procurement and production activities. The fair value of the derivative contracts are included in prepaid and other current assets on the consolidated balance sheets. These instruments may create volatility in earnings from period to period, as the timing of derivative gains or losses may not align with the recognition of the related exposure in the financial statements. The Company does not use derivative instruments for speculative purposes.

Asset Retirement Obligation

The fair value of an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred, provided that a reasonable estimate of fair value can be made. The Company’s ARO is primarily related to commitments to restore or decommission property subject to operating leases associated with its GevoND and RNG operations.

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

Accounting for Redeemable Non-Controlling Interest

In connection with the Company's acquisition of Red Trail Energy, Gevo Intermediate Holdco entered into a membership subscription agreement with OIC, pursuant to which OIC purchased equity units. The subscription agreement includes put and call options (the "Put/Call Option") related to the non-controlling interest. Specifically, the Company has the right to exercise a call option to purchase all outstanding units, and OIC holds a put option requiring the Company to purchase the outstanding units at fair value. These options are exercisable for a period of three years (the "Option Period") following the date on which all indebtedness under the related credit agreement with OIC has been paid.

Under applicable accounting guidance, an equity instrument that is redeemable for cash or other assets must be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event not solely within the control of the issuer. As a result of the Put/Call Option feature, the Company has classified the non-controlling interest as redeemable and reported it within temporary equity on the Condensed Consolidated Balance Sheets, initially at its fair value as of the acquisition date.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The redeemable non-controlling interest is adjusted each reporting period to reflect income (or loss) attributable to the redeemable non-controlling interest, as well as any applicable distributions. A measurement period adjustment, if necessary, is made to adjust the redeemable non-controlling interest to the higher of its redemption value (fair value) or carrying value as of each reporting date. These fair value adjustments are recognized through equity and are not reflected in the Company's Condensed Consolidated Statements of Income.

For earnings per share calculations, the Company adjusts net income attributable to the Company for the measurement period adjustment to the extent the redemption value exceeds the fair value of the redeemable non-controlling interest on a cumulative basis.

The fair value of the redeemable non-controlling interest is determined using the income approach (specifically, a discounted cash flow analysis). As of June 30, 2025, the fair value of the redeemable non-controlling interest has been adjusted to its estimated redemption value with a related adjustment to accumulated deficit.

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

Recently Adopted Accounting Pronouncements

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company adopted this

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

guidance in the fourth quarter of 2024. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial statements and results of operations. See Note 23, Segments, for the updated segment disclosures.

2.	Business Combinations

Red Trail Energy Asset Purchase Agreement

On September 10, 2024, Gevo and its subsidiaries entered into an Asset Purchase Agreement (the “Red Trail Purchase Agreement”) with Red Trail Energy to acquire substantially all of its assets and assume certain liabilities. The acquisition was completed on January 31, 2025 (the “Closing Date”). Gevo’s acquisition of Red Trail Energy was a strategic move aimed at accelerating its production of renewable fuels, particularly SAF, while also enabling additional co-located projects. This acquisition aligns with Gevo’s broader goal of reducing carbon emissions and promoting sustainability in the energy and transportation sectors. Furthermore, the acquisition grants access to critical CCS assets.

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

The Red Trail Purchase Agreement was accounted for using the acquisition method of accounting. The purchase price per the Red Trail Purchase Agreement was $210 million and was adjusted to $208.4 million at the Closing Date, based on minor adjustments to the purchase price and an estimated working capital adjustment (the “Purchase Price”). The Purchase Price was adjusted further during the three months ended June 30, 2025, based on the final net working capital amount of $1.9 million. The purchase price as of June 30, 2025 is $210.3 million. The Purchase Price was funded through a combination of $103.9 million in cash, of which $10.0 million was paid in escrow in 2024, $99.5 million senior secured term loan facility, net of discount and financing costs, and $5.0 million in equity from OIC.

The Company incurred approximately $4.4 million of direct acquisition-related expenditures for the six months ended June 30, 2025, which are recognized in General and administrative expense in the Condensed Consolidated Statements of Operations.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Red Trail Purchase Agreement (in thousands):

Red Trail
Purchase Agreement
Fair Value
Current assets:
Trade accounts receivable	$4,970
Inventories	11,558
Prepaid expenses and other current assets	212
Total current assets	16,740
Property, plant and equipment	110,841
Intangible assets	46,300
Goodwill	39,767
Right-of use assets (operating and finance)	1,359
Other assets	40
Total assets acquired	215,047
Current liabilities:
Accounts payable and accrued liabilities	1,678
Lease liabilities (operating and finance)	315
Other current liabilities	668
Total current liabilities	2,661
Lease liabilities (operating and finance)	1,044
Asset retirement obligation	1,018
Total liabilities assumed	4,723
Total assets acquired and liabilities assumed	$210,324

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the Closing Date. When the valuation is final, changes to the valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill.

Fair Value of Net Assets Acquired and Intangibles

The assets and liabilities were recorded at their respective fair values as of the Closing Date. The Company marked the inventory to fair value based on the market prices adjusted for various factors. The property, plant and equipment assets were valued using the cost and market approaches as of the acquisition date. The Company developed the fair value of the customer-related intangible assets using the multi-period excess earnings method. For all other major assets and liabilities acquired, the Company determined that book value approximated fair value. Goodwill represents the future economic benefits that the Company expects to achieve as a result of the acquisition of the human capital and assets acquired. The goodwill resulting from this acquisition is expected to be deductible for tax purposes. The fair value of net assets acquired, intangibles, and goodwill, were assigned to the Company’s GevoND segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total operating revenues	$43,413	$39,838	$87,061	$77,863
Net income (loss)	2,729	(17,197)	(13,407)	(42,030)

3.	Tax Credit Recognition and Sales

The U.S. federal government has introduced tax incentives to promote the production of low-carbon fuels and reduce greenhouse gas (GHG) emissions, enhance energy security, and support the rural agricultural economy. Effective January 1, 2025, the Inflation Reduction Act of 2022 (IRA) replaces Section 6426 with Section 45Z of the Internal Revenue Code, providing a clean fuel production credit for the years 2025 through 2027. This was further updated and extended on July 4, 2025, under the "One Big Beautiful Bill Act," (“OBBBA”) extending the credit through 2029. Producers of liquid transportation fuels, including SAF, are eligible to qualify for up to $1 per gallon, while producers of RNG could claim an amount exceeding $1 per gallon for significant CI reductions, with the credit amount indexed annually for inflation.

The Company recognizes tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code in accordance with IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the tax incentive is recognized when it is probable that the Company will comply with the provisions of the incentive and that the incentive will be earned. These credits are recognized in “Intangible assets, net” on the Company’s Condensed Consolidated Balance Sheets and as a reduction to cost of goods sold (“COGS”) in the Condensed Consolidated Statements of Operations, reflecting their role in offsetting the production costs of low-carbon fuels.

Our GevoND and RNG production facilities are eligible for these federal tax credits, which became probable of being earned during the six months ended June 30, 2025. For the six months ended June 30, 2025, the Company recognized $21.5 million on Section 45Z tax credits, which were recorded as a reduction to COGS and a nonmonetary asset recorded within intangible assets. The Company intends to monetize these tax credits through sale of such credits to third parties.

On June 30, 2025, Gevo Intermediate HoldCo, LLC (“HoldCo”), a wholly owned subsidiary of Gevo, entered into a Tax Credit Transfer Agreement (the “Transfer Agreement”) with a transferee bank, under which HoldCo agreed to supply Clean Fuel Production Credits to the bank from the production of ethanol between January 31, 2025, and December 31, 2025, from its GevoND operation. Under the Transfer Agreement, HoldCo expects to deliver $21.5 million worth of credits to the bank between June 30, 2025, and December 10, 2025, upon satisfaction of certain conditions precedent on each Transfer Date, as defined in the Transfer Agreement, with an initial $4.7 million worth of credits transferred at the time of execution of the Transfer Agreement. The initial $4.7 million of credits are recorded in Prepaid expenses and other current assets and Other long-term liabilities on the Condensed Consolidated Balance Sheets at June 30, 2025. The bank was granted two additional rights: (i) a right of first offer for up to $20 million of additional credits for the 2025 production year, and (ii) a right of first refusal to purchase all 2026 credits at the same price and on substantially the same terms as those set forth in the Transfer Agreement. Under the agreement, if the Company fails to transfer at least 90% of the credits on any Transfer Date, the Company must pay an under-delivery fee to the bank calculated as $0.05 per PTC for the difference between 90% of the max credits and the actual number of tax credits transferred.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Revenues from Contracts with Customers and Other Revenue

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

RNG and Environmental Attribute Revenue

The Company’s recognized revenue from the sale of RNG and related environmental attributes are produced at the NW Iowa RNG facility under long-term contracts with customers. Revenue is recognized at a point in time when the Company transfers the product to its customer. The customer obtains control of the product upon RNG delivery into the gas pipeline system, whereas the title and control for the environmental attributes are transferred to the customer subsequent to the issuance of such attributes by the relevant regulatory agency. The Company generally has multiple performance obligations in our arrangements with customers. The Company’s performance obligation related to the sales of RNG and related environmental attributes are satisfied at a point in time upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon quoted market prices at the time of delivery. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Other Revenue

The Company recorded limited revenues from the sale of isooctane and software services during the three and six months ended June 30, 2025 and 2024. The isooctane was sold on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Major Goods/Service Line	2025	2024	2025	2024
Ethanol	$28,508	$—	$45,753	$—
Ethanol related products	8,672	—	14,241	—
Environmental attributes	4,058	4,182	9,431	7,953
Renewable natural gas	225	141	523	360
Licensing and development revenue	400	800	400	800
Other revenue	1,550	137	2,174	137
Total operating revenue	$43,413	$5,260	$72,522	$9,250

Contract Assets, Current Liabilities, and Trade Receivables. During the three and six months ended June 30, 2025 and 2024, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in “Trade accounts receivable, net” on the Company’s Condensed Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. No allowance for credit losses was recorded for each of the three and six months ended June 30, 2025 and 2024.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted income (loss) per share is calculated using the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. These potentially dilutive securities for this calculation consist of unexercised warrants, stock options and unvested restricted stock awards, all of which are measured using the treasury stock method. Potentially dilutive securities are not considered to be dilutive in periods in which a net loss is reported. See Note 17, Stock-Based Compensation, for discussion of our stock options and restricted stock awards and Note 21, Stockholders’ Equity, for discussion of our warrants.

Basic and diluted net income (loss) per share is calculated as follows (net income (loss) in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$2,144	$(21,002)	$(19,584)	$(39,877)
Basic weighted-average shares outstanding	232,945,048	239,014,435	232,490,122	239,929,385
Dilutive effect of RSAs, stock options and unexercised warrants	3,894,069	—	—	—
Diluted weighted-average shares outstanding	236,839,117	239,014,435	232,490,122	239,929,385
Net income (loss) per share - basic	$0.01	$(0.09)	$(0.08)	$(0.17)
Net income (loss) per share - diluted	$0.01	$(0.09)	$(0.08)	$(0.17)

For the three and six months ended June 30, 2025 and 2024, potentially dilutive securities excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants	—	8,978	2,387	18,972
Stock options	—	—	1,530,010	—
Unvested restricted stock awards	—	292,923	3,726,353	448,891
Total	—	301,901	5,258,750	467,863

6.	Restricted Cash

As of June 30, 2025, the Company has restricted cash balances of $69.6 million, all of which is included in current assets on the Condensed Consolidated Balance Sheet. The restricted cash consists of amounts held as collateral for a letter of credit to provide financing support for the Company’s Remarketed Bonds, which support the development and construction of NW Iowa RNG (see Note 16, Debt). The letter of credit has a fee of 0.75% annually and expires April 6, 2026, unless terminated earlier. As of June 30, 2025, no amounts have been drawn under the Bond Letter of Credit.

During the three and six months ended June 30, 2025 and 2024, the Company recorded interest income on the restricted cash balances of $1.4 million and $1.4 million and $0.9 million and $1.8 million, respectively. The interest income is included in “Other (expense) income, net” in the Condensed Consolidated Statements of Operations.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	June 30, 2025	December 31, 2024
Prepaid insurance	$2,562	$1,520
Corn derivative contracts	652	—
Interest receivable	135	730
Prepaid feedstock	544	1,097
Tax credit sale - receivable	4,675	—
Other current assets	7,008	2,573
Total prepaid expenses and other current assets	$15,576	$5,920

8.	Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease for the Company’s office and research facility in Englewood, Colorado, which expires in January 2029, and an operating lease for additional office space in Albuquerque, New Mexico, which expires in 2026. The Company’s office facility lease contains an option to extend the lease which is not included in the length of the term as management does not reasonably expect to exercise. The additional office space lease does not contain an option to extend.

The Company has four finance leases for land, one for a processing facility, and one for a piece of operating equipment. The land leases are for NW Iowa RNG. The Company leases land from dairy farmers on which it has built three anaerobic digesters, and a gas upgrade facility to condition raw biogas from cow manure provided by the farmers. These leases expire at various dates between 2031 and 2050. The Company accounts for lease components separately from non-lease components for the Company’s dairy lease asset class. The total consideration in the lease agreement is allocated to the lease and non-lease components based on their relative standalone selling prices. These leases contain options to extend the leases, which management reasonably expects to exercise and are included in the length of the terms. The lease of operating equipment is to be used at NW Iowa RNG, and expires in the second half of 2025. The lease does not contain an option to extend, and contains a purchase option upon termination that the Company expects to exercise.

In August 2024, the Company entered into an amendment that extended the term of an existing agreement to use a third-party processing facility beyond the previous 12 month term, which resulted in the agreement being recorded as a lease. The agreement for the leased facility expires in the second half of 2025, with no option to extend the lease term. Lease amortization for the third-party processing facility was recorded as a component of Project development costs on the Condensed Consolidated Statement of Operations prior to the signing of a customer offtake agreement in August 2024, and after which it is included as a component of work-in-progress inventory, to be expended as a component of Cost of production as sales are made in future periods.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present the (i) costs by lease category, (ii) other quantitative information, and (iii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Six Months Ended June 30,
	2025	2024
Operating lease cost	$263	$135
Finance lease expense:
Amortization of leased assets	720	354
Interest on lease liabilities	134	117
Total lease expense	$1,117	$606

	Six Months Ended June 30,
	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$830	$255
Operating cash flows from operating leases	$351	$198
Finance cash flows from finance leases	$90	$36
Right-of-use asset obtained in exchange for new finance lease liabilities	$21	$2,444
Right-of-use asset obtained in exchange for new operating lease liabilities	$1,337	$32
Weighted-average remaining lease term, finance leases (months)	52	43
Weighted-average remaining lease term, operating leases (months)	42	51
Weighted-average discount rate - finance leases (1)	16%	17%
Weighted-average discount rate - operating leases (1)	9%	6%

(1)	When our leases do not provide an implicit interest rate, we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

	Operating Leases	Finance Leases
2025 (remaining)	$424	$1,253
2026	818	33
2027	749	33
2028	567	33
2029	165	32
2030 and thereafter	15	501
Total	2,738	1,885
Less: amounts representing present value discounts	358	440
Total lease liabilities	2,380	1,445
Less: current portion	677	1,211
Non-current portion	$1,703	$234

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	Inventories

Inventory is valued at the lower of cost or net realizable value. The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	June 30, 2025	December 31, 2024
Raw materials	$8,281	$198
Finished goods
Biofuels	1,836	1,250
Work in process
Environmental attributes	2,162	2,146
Biofuels	1,157	248
Spare parts	3,503	660
Total inventories	$16,939	$4,502

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2025, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was higher than the approximated market price. The amount of potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

10.	Derivative Financial Instruments

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

The following table provides details regarding the Company's derivative financial instruments as recorded in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2025
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	641	3,205,000	bushels	$652
Total fair value				$652

The following table sets forth the Company’s gain (loss) recognized in income (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	2025	2024	2025	2024
Corn derivative instruments	Cost of production	$1,603	$—	$5,207	$—
Total fair value		$1,603	$—	$5,207	$—

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	June 30, 2025	December 31, 2024
Land	$12,417	$6,592
Plant facilities and infrastructure	106,339	74,255
Machinery and equipment	150,653	79,637
Furniture and office equipment	2,887	2,779
Software	7,096	5,419
Construction in progress	173,550	154,272
Total property, plant and equipment	452,942	322,954
Less: accumulated depreciation and amortization	(108,028)	(101,312)
Property, plant and equipment, net	$344,914	$221,642

During the three months ended June 30, 2025 and 2024, the Company recorded depreciation expense of $3.4 million and $3.9 million, respectively. Depreciation expense recorded into inventory during the three months ended June 30, 2025 and 2024 was $1.5 million and $1.2 million, respectively. During the three months ended June 30, 2025 and 2024, $1.3 million and $1.3 million, respectively was recorded to depreciation expense due to sales of inventory. During the six months ended June 30, 2025 and 2024, the Company recorded depreciation expense of $6.3 million and $7.9 million, respectively. Depreciation expense recorded into inventory during the six months ended June 30, 2025 and 2024 was $2.8 million and $2.5 million, respectively. During the six months ended June 30, 2025 and 2024 $3.2 million and $2.5 million, respectively was recorded to depreciation expense due to sales of inventory. The Company’s Construction in progress primarily relates to our Alcohol-to-Jet projects, in particular engineering work, design work and modularization.

12.	Intangible Assets and Goodwill

Intangible Assets

During the six months ended June 30, 2025, the Company recognized as intangible assets, $21.5 million in income tax credits related to the production and sale of low-carbon transportation fuels and SAF in accordance with Section 45Z of the Internal Revenue Code. See Note 3 - Tax Credit Recognition and Sales. Other identifiable intangible assets consist of acquired patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products, and identifiable intangible assets. During the six months ended June 30, 2025, Gevo recognized approximately $46.3 million in customer-related intangible assets as part of the Red Trail Energy acquisition (see Note 2, Business Combinations, for additional information). These assets represent long-term customer relationships and commercial agreements that are expected to generate sustained revenue over time. They are being amortized over their estimated useful life of 4 years, based on the projected economic benefits derived from the underlying contracts and partnerships.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	June 30, 2025
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,580	$(2,493)	$2,087	7.4
Defensive assets	4,900	(2,215)	2,685	8.4
Developed technology	1,300	(217)	1,083	5.0
Customer-related intangible assets	47,800	(4,901)	42,899	4.2
Trade name	100	(21)	79	4.0
Intangible assets with finite lives	$58,680	$(9,847)	$48,833	4.6

	June 30, 2025
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Tax credits	21,494	—	21,494	—
Other intangible assets	$21,494	$—	$21,494	—

	December 31, 2024
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,580	$(2,203)	$2,377	7.4
Defensive assets	4,900	(1,922)	2,978	8.4
Developed technology	1,300	(87)	1,213	5.0
Customer-related intangible assets	1,500	(31)	1,469	16.0
Trade name	100	(8)	92	4.0
Intangible assets with finite lives	$12,380	$(4,251)	$8,129	8.9

The Company recorded amortization expense of $3.3 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded amortization expense of $5.6 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

The following table details the estimated amortization of identifiable intangible assets with finite lives as of June 30, 2025 (in thousands):

			Developed	Customer-Related
	Patents	Defensive Assets	Technology	Intangible Assets	Trade Name	Total
2025 (remaining)	$291	$293	$130	$5,835	$12	$6,561
2026	582	586	260	11,669	25	13,122
2027	582	586	260	11,669	25	13,122
2028	582	586	260	11,669	17	13,114
2029	50	586	173	1,059	—	1,868
2030 and thereafter	—	48	—	998	—	1,046
Total intangible assets	$2,087	$2,685	$1,083	$42,899	$79	$48,833

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Goodwill

During the six months ended June 30, 2025, goodwill increased by $39.8 million, primarily as a result of the acquisition of the assets of Red Trail Energy. The increase reflects the difference between the fair value of the net assets purchased from Red Trail Energy, including intangible assets, and the purchase price, with the excess recorded as goodwill. The goodwill recognized in this acquisition is primarily attributable to expected synergies from integrating operations, as well as other factors that are not individually identifiable or separately recognized.

The following table sets forth the changes in the carrying amount of goodwill (in thousands) as of:

	June 30, 2025	December 31, 2024
Goodwill, beginning of period	$3,740	$—
Acquisitions	37,815	3,742
Goodwill acquisition balance adjustments	2,003	(2)
Goodwill, end of period	$43,558	$3,740

13.	Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	June 30, 2025	December 31, 2024
Deposits	$457	$184
Prepaid feedstock	2,853	2,636
Equity interest (1)	1,500	1,500
Deposits receivable (2)	52,224	47,737
Earnest money deposit (3)	—	10,000
Other assets, net (4)	12,505	13,566
Total deposits and other assets	$69,539	$75,623
(1)	The Company directly holds a 3.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. Recent observable equity raises indicated no impairment issues or an increase to the carrying value. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary. See Note 19, Commitments and Contingencies, for additional information.
(2)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce to design and construct the power generation, transmission and distribution facilities that will serve ATJ-60, $5.5 million of which will be either reimbursed or used as an investment into the wind generation facility and the remaining $46.7 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(3)	Earnest money deposited in connection with the Red Trail Energy purchase agreement. See Note 2, Business Combinations, for additional information.
(4)	Expenditures related to the installation of infrastructure and equipment necessary to support the feedstock processing facilities.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.	Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities (in thousands) as of:

	June 30, 2025	December 31, 2024
Accounts payable	$7,574	$539
Accrued liabilities	22,675	9,873
Accrued construction in progress	6,317	2,595
Accrued payroll and related benefits	6,884	8,999
Total accounts payable and accrued liabilities	$43,450	$22,006

15.	Asset Retirement Obligation

During the six months ended June 30, 2025, the Company recognized a liability for the estimated costs associated with the retirement of certain assets that are subject to legal or contractual obligations. These assets primarily relate to the decommissioning of RNG production facilities, landfill gas recovery systems, and associated infrastructure at our RNG plant. Additionally, the Company recognized an ARO related to the closure plan for our Class VI injection and monitoring wells at the GevoND operation.

The Company estimates the fair value of the ARO based on current regulatory requirements and historical cost data, considering appropriate inflation and discount rates for the estimated timeline of asset removal. The fair value of the estimated ARO is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset.

The following table summarizes the Company’s asset retirement obligation (in thousands) as of:

June 30, 2025
Asset retirement obligation, beginning of period	$—
Liabilities assumed upon acquisition	1,018
Liabilities incurred	1,093
Accretion expense	66
Asset retirement obligation, end of period	$2,177

Any changes in the assumptions used to calculate the fair value of the asset retirement obligation are recorded as an offset to the related asset. Surety bonds have been established to cover the cost of a portion of the facility closure plan.

16.	Debt

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Remarketed Bonds retained the same principal and maturity date of January 1, 2042. The Remarketed Bonds now bear interest of 3.875% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually. The effective interest rate is 1.2%. The Company incurred $1.7 million of debt issuance costs associated with the remarketing. As of June 30, 2025, debt issuance costs net of amortization were $5.7 million.

The Remarketed Bonds are supported by a $69.6 million New Bond Letter of Credit; see Note 6, Restricted Cash, issued to the incumbent Trustee that can draw sufficient amounts on the New Bond Letter of Credit to pay the principal and interest, in case of default, until the first mandatory tender date of April 1, 2026. The current portion of the Remarketed Bonds as of June 30, 2025, was $27.9 million. The Remarketed Bonds are subject to redemption and re-marketable on or after November 1, 2024. If the Remarketed Bonds have not been called and re-marketed by the first mandatory tender date, the Trustee may draw on the New Bond Letter of Credit to repay the bonds in their entirety at the purchase price. As of June 30, 2025, no amounts have been drawn under the New Bond Letter of Credit.

Credit Agreement

On January 31, 2025, the Company, through its subsidiaries Net-Zero North HoldCo, LLC, Richardton-CCS, Net-Zero-Richardton, and other affiliates (the “Borrower”), entered into a Credit Agreement (the “Agreement”) with OIC Investment Agent, LLC as the administrative agent and collateral agent for the secured parties (“Lenders”), in connection with the Red Trail Energy acquisition transaction. The Agreement provides for a $105 million senior secured term loan (the “Term Loan”) that was funded on the Closing Date with a maturity of January 31, 2030. The proceeds of the Term Loan were used to partially fund the transaction and the payment of fees under the Agreement. The Agreement also provides for additional uncommitted term loans in an aggregate amount to be mutually agreed upon by the Borrower, the Guarantors and the Lenders for use for certain future growth opportunities after the Closing Date. Interest on the Term Loan will accrue at a rate of (i) 10.00% per annum if the net leverage ratio as of the last day of the quarter for the measurement period (the “Measurement Period”) consisting of the prior four consecutive fiscal quarters of the Borrower (“Leverage Ratio”) is less than 1.5x, (ii) 10.75% per annum if the Leverage Ratio is equal to or greater than 1.5x, but less than 3.0x, and (iii) 11.50% per annum if the Leverage Ratio is equal to or greater than 3.0x and shall initially be set at 11.50% per annum until the next quarterly adjustment date. The Leverage Ratio is defined as the ratio of the combined indebtedness of the Borrower and the Guarantors (other than any indebtedness pursuant to any permitted working capital facility) less any cash equivalent investments in any collateral accounts to the consolidated EBITDA of the Borrower and Guarantors for the relevant Measurement Period. Interest will be due and payable in cash at the end of each quarter.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The summary of the Company’s long-term debt is as follows (in thousands) as of:

	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Term Loan	11.5%	January 2030	$105,000	$—
Remarketed Bonds (1)	3.9%	April 2026	68,155	68,155
SBA loans	1.0%	April 2025	—	21
Total debt			173,155	68,176
Less: debt issuance costs			(5,663)	(1,046)
Total debt, net			$167,492	$67,130
Less: current portion			(27,895)	(21)
Total non-current debt			$139,597	$67,109
(1)	On July 10, 2025, $40.0 million of the Remarketed Bonds were refinanced by Barclays Capital Inc. and replaced by new bonds (the “2025 Bonds”). As such, as of June 30, 2025, $40.0 million of the Remarketed Bonds have been classified as non-current. The 2025 Bonds require principal payments of $13.8 million on July 1, 2030 and $26.2 million on July 1, 2036. The interest rate on the 2025 Bonds maturing on July 1, 2030 is 8.125% per annum and the interest rate on the 2025 Bonds maturing on July 1, 2036 is 8.50% per annum. The remaining principal balance of the Remarketed Bonds of $27.9 million has been classified as current.

Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2025 (remaining)	$—
2026	28,155
2027	—
2028	—
2029	—
2030 and thereafter	145,000
Total debt	$173,155

17.	Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”), and the Employee Stock Purchase Plan.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2025, upon approval of stockholders at the 2025 Annual Meeting of Stockholders, the 2010 Plan was amended and restated to (1) increase the number of shares of common stock reserved for issuance under the 2010 Plan by 15,000,000 shares (providing for a total of 52,980,074 shares under the 2010 Plan), and (2) extend the term of the 2010 Plan to May 21, 2035. At June 30, 2025, 9,022,235 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s equity classified stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of production	$4	$18	$16	$31
General and administrative	1,844	3,971	3,395	7,659
Other operating expenses	396	477	731	1,009
Total stock-based compensation	$2,244	$4,466	$4,142	$8,699

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the six months ended June 30, 2025, were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average	Aggregate
	Number of	Exercise	Term	Grant-Date	Intrinsic
	Options	Price (1)	(years)	Fair Value	Value
Options outstanding at December 31, 2024	14,103,458	$2.24	8.4	$1.90	$3,971
Granted	6,893,724	1.17
Forfeited and expired	(432,247)	1.87
Exercised	(163,703)	1.11
Options outstanding at June 30, 2025	20,401,232	$1.90		$1.62	$4,872
Options vested and expected to vest at June 30, 2025	20,401,232	$1.90		$1.62	$4,872
(1)	Exercise price of options outstanding ranges from $0.67 to $876 as of June 30, 2025. The higher end of the range is due to the impact of several reverse stock splits during the years 2015 to 2018.

As of June 30, 2025, 8.3 million stock options were exercisable. As of June 30, 2025, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to stock options was $10.0 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.9 years.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Non-vested restricted stock awards and the changes during the six months ended June 30, 2025, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2024	7,588,144	$1.08
Granted	2,360,659	$1.21
Vested and issued	(1,738,146)	$0.77
Forfeited and expired	(285,771)	$1.15
Non-vested at June 30, 2025	7,924,886	$1.18

As of June 30, 2025, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to restricted stock awards was $6.6 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.9 years.

18.	Income Taxes

The Company has incurred operating losses since inception; therefore, no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of our deferred tax assets as they relate to income taxes. Our effective tax rate from continuing operations was 0% for each of the three and six months ended June 30, 2025 and 2024. The rate differs from the U.S. Federal statutory tax rate of 21% due to a full valuation allowance.

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

State Tax Audit. During 2023, the Company was notified of a pending sales and use tax audit by the South Dakota Department of Revenue for the period covering January 2021 through December 2023. Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the Company concluded that certain losses on litigation were probable and estimable; as a result, the Company recorded $1.9 million accrual for use tax contingencies, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2025, the Company did not have any liabilities associated with indemnities.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2025.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG business. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Firm Purchase Commitments for Corn. To ensure an adequate supply of corn to operate the GevoND plant, the Company enters into contracts to purchase corn from local farmers and elevators. As of June 30, 2025, the Company had various fixed price contracts for the purchase of approximately 3.2 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $13.8 million related to the 3.2 million bushels under contract.

The estimated commitments as of June 30, 2025, and thereafter are shown below (in thousands):

	December 31,
						2030 and
	2025	2026	2027	2028	2029	thereafter	Total
Fuel supply payments	$818	$1,718	$2,060	$1,753	$2,226	$23,742	$32,317
East River commitment	—	195	6,858	—	—	—	7,053
Firm purchase commitments for corn	13,790	—	—	—	—	—	13,790
Renewable energy credits	142	142	142	142	142	1,468	2,178
Water purchases	424	424	424	424	424	—	2,120
Electricity above use (est.)	505	—	—	—	—	—	505
Total	$15,679	$2,479	$9,484	$2,319	$2,792	$25,210	$57,963

20.	Fair Value Measurements

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at June 30, 2025, and December 31, 2024 are as follows (in thousands):

		Fair Value Measurements at June 30, 2025
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$57,257	$57,257	$—	$—
Commodities derivative instruments	652	652	—	—
Total	$57,909	$57,909	$—	$—

Fair Value Measurements at December 31, 2024
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$189,389	$189,389	$—	$—
(1)	Cash and cash equivalents includes $32.2 million and $186.7 million invested in U.S. government money market funds as of June 30, 2025 and December 31, 2024, respectively.

The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2024, and June 30, 2025.

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

Term Loan

The fair value of the Term Loan entered into on January 31, 2025, is estimated to be equal to its carrying amount as of June 30, 2025, due to the short duration for which the loan was outstanding during the period.

The carrying values and estimated fair values of the Remarketed Bonds and Term Loan as of June 30, 2025, are summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
Term Loan	$105,000	$105,000
Remarketed Bonds	$68,155	$67,899

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Redeemable non-controlling interest

The following table reflects the changes in the fair value of the redeemable non-controlling interest as of June 30, 2025.

Redeemable Non-
Controlling Interest
Contributions from non-controlling member made on January 31, 2025	$5,000
Net income attributable to non-controlling member	540
Fair value adjustment	124
Ending balance as of June 30, 2025	$5,664

21.	Stockholders’ Equity

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

As of June 30, 2025, the Company has remaining capacity to issue up to $500.0 million of common stock under the at-the-market offering program.

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

We did not repurchase shares of common stock under the stock repurchase program during the three and six months ended June 30, 2025. The Company repurchased 4.0 million and 6.1 million shares of common stock for $2.7 million and $4.1 million under the stock repurchase program during the three and six months ended June 30, 2024, respectively. Shares were repurchased at market value, and were retired immediately upon repurchase. As of June 30, 2025, approximately $20.3 million remained available under the stock repurchase program.

Warrants

In June 2022, the Company completed a registered direct offering (“the June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of June 30, 2025, none of the Series 2022-A Warrants had been exercised.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

During the six months ended June 30, 2025 and 2024 no warrants were exercised.

22.	Variable Interest Entities

The Company has entered into agreements with various SPEs to facilitate the development and construction of facilities to provide carbon neutral power to ATJ-60. These SPEs are structured as a limited liability companies.

Nonconsolidated VIEs

During September 2022 and February 2023, the Company entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”), a national clean energy expert that provides expertise in capital management, development, engineering, and asset management, to develop and construct facilities to provide carbon neutral power to ATJ-60 via two Project LLCs: Kingsbury County Wind Fuel, LLC (“KCWF”) and Dakota Renewable Hydrogen, LLC (“DRH”), respectively. In December 2023 the agreements with ZEDI related to the two Project LLCs were amended to remove certain kickout rights that previously existed.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

There was no gain or loss recognized as a result of the deconsolidation of the Project LLCs. We have recognized $51.0 million in Deposits and other assets related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs.

23.	Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM assesses the segments’ performance by using income (loss) from operations.

The CODM uses operating results for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources of each segment. As such, management has determined that the Company has organized its operations and activities in the manner in which information is utilized by the CODM and has determined that it has four operating and reportable segments: (i) Gevo segment; (ii) GevoFuels segment; (iii) GevoRNG segment; and (iv) GevoND segment. All segments follow the same basis of accounting policies as described in Note 2, Summary of Significant Accounting Policies, of Part II, Item 8 in our 2024 Annual Report.

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

GevoFuels segment. GevoFuels is a cornerstone of the Company’s operations, committed to driving low-cost, sustainable, and American-made energy solutions. Our focus is on advancing practical, low-carbon energy alternatives that promote energy independence and strengthen the economy. This segment is dedicated to the development, construction, and operation of Alcohol-to-Jet projects that are not only good for the environment but also cost-effective for businesses and consumers. Our flagship project, ATJ-60, is a groundbreaking greenfield initiative focused on producing SAF in the U.S.

GevoRNG segment. The Renewable Natural Gas segment includes GevoRNG which is an innovative project that leverages anaerobic digestion technology to capture and convert methane emissions into renewable natural gas. This project plays a significant role in addressing both the environmental impact of methane emissions and the growing demand for cleaner energy alternatives. RNG is chemically identical to conventional natural gas, but it is produced from organic waste rather than fossil fuels, making it a sustainable and carbon-neutral energy source. By converting methane emissions into RNG, GevoRNG helps mitigate the environmental impact of livestock farming, specifically reducing the greenhouse gases that contribute to climate change.

GevoND segment. The GevoND segment includes advanced CCS technologies and low-carbon ethanol assets at a newly acquired facility in North Dakota, enhancing our portfolio of integrated, cost-effective carbon abatement solutions. The principal products manufactured by our ethanol plant include ethanol and distillers grains. At capacity, GevoND facility is capable of processing approximately 67 million gallons of low-carbon ethanol annually, including 2 million gallons of corn fiber ethanol with an ultra-low carbon intensity. Additionally, the facility produces more than 230,000 tons of low-carbon animal feed and vegetable oil, contributing to sustainable agriculture and food systems. The site has an operating, fully permitted Class VI CCS well, which captures and sequesters approximately 160,000 tons of biogenic carbon dioxide annually. This capability is a key component of our strategy to drive meaningful carbon abatement at scale, with the potential to sequester multiple times that amount in total carbon emissions, directly supporting Gevo’s vision of decarbonizing the energy, transportation, and agriculture sectors.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The "Other Expenses" in the segment table include the following components: cost of production, general and administrative expenses, acquisition-related costs, facility idling costs, and other expenses.

	Three Months Ended June 30, 2025
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$1,952	$—	$4,282	$37,179	$43,413
Less:
Depreciation and amortization	779	—	1,374	5,060	7,213
Research and development	934	—	—	—	934
Project development	417	376	—	38	831
Operating and other expenses	12,188	—	1,452	14,999	28,639
Income (loss) from operations	(12,366)	(376)	1,456	17,082	5,796
Interest expense	(183)	—	(850)	(3,312)	(4,345)
Interest and investment income	1,205	—	—	117	1,322
Consolidated net income (loss)	(11,326)	(376)	586	13,845	2,729

Acquisitions of property, plant, and equipment	2,460	9,587	870	396	13,313
Goodwill	3,790	—	—	39,768	43,558
Total assets	141,871	227,095	82,029	251,122	702,117

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended June 30, 2024
	Gevo	GevoFuels	GevoRNG	Consolidated
Revenues	$937	$—	$4,323	$5,260
Less:
Depreciation and amortization	2,976	—	1,301	4,277
Research and development	1,641	—	—	1,641
Project development	6,512	1,224	—	7,736
Operating and other expenses	9,515	—	6,120	15,635
Loss from operations	(20,597)	(1,224)	(2,208)	(24,029)
Interest expense	(243)	5	(875)	(1,113)
Interest and investment income	4,143	—	—	4,143
Consolidated net loss	(17,585)	(1,224)	(2,193)	(21,002)

Acquisitions of property, plant, and equipment	9,830	(1,145)	511	9,196
Goodwill	—	—	—	—
Total assets	393,483	124,642	99,789	617,914

	Six Months Ended June 30, 2025
	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$2,576	$—	$9,953	$59,993	$72,522
Less:
Depreciation and amortization	1,526	—	2,777	8,532	12,835
Research and development	1,986	—	—	—	1,986
Project development	4,694	1,100	—	39	5,833
Operating and other expenses	27,720	—	5,251	33,240	66,211
Income (loss) from operations	(33,350)	(1,100)	1,925	18,182	(14,343)
Interest expense	(374)	—	(1,754)	(5,511)	(7,639)
Interest and investment income	2,967	—	—	125	3,092
Consolidated net income (loss)	(30,833)	(1,100)	151	12,738	(19,044)

Acquisitions of property, plant, and equipment	2,731	14,810	1,210	396	19,147
Goodwill	3,790	—	—	39,768	43,558
Total assets	141,871	227,095	82,029	251,122	702,117

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Six Months Ended June 30, 2024
	Gevo	GevoFuels	GevoRNG	Consolidated
Revenues	$937	$—	$8,313	$9,250
Less:
Depreciation and amortization	6,053	—	2,675	8,728
Research and development	3,189	—	—	3,189
Project development	10,821	2,234	—	13,055
Operating and other expenses	21,597	—	9,851	31,448
Loss from operations	(40,723)	(2,234)	(4,213)	(47,170)
Interest expense	(331)	—	(1,324)	(1,655)
Interest and investment income	8,736	—	—	8,736
Consolidated net loss	(33,886)	(2,234)	(3,757)	(39,877)

Acquisitions of property, plant, and equipment	10,352	15,311	1,045	26,708
Goodwill	—	—	—	—
Total assets	393,483	124,642	99,789	617,914

24. Subsequent Events

On July 10, 2025, Gevo announced that Barclays Capital Inc. purchased $40 million of newly issued non-recourse tax-exempt private activity bonds (the “2025 Bonds”) issued by the Iowa Finance Authority for the benefit of GevoRNG. The bond proceeds were used to refinance $40 million of the previously issued Remarketed Bonds, which were issued in the aggregate principal amount of $68.2 million and secured by an irrevocable direct pay letter of credit. This partial refinancing of the Remarketed Bonds enabled Gevo to release $40.8 million of restricted cash, including interest of $0.8 million, that was securing the letter of credit and return approximately $30.4 million of cash to Gevo after paying transaction costs of $3.4 million and funding the debt service reserve of $4.0 million and the operating and maintenance reserve of $3.0 million associated with the 2025 Bonds.

On July 4, 2025, the OBBBA, which includes a broad range of tax reform provisions, was enacted in the U.S. The Company is evaluating the provisions of the OBBBA, but does not expect it to have a material impact on the financial statements. See Note 3, Tax Credit Recognition and Sales, for additional information.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our revenues, results of operation and liquidity, our expectations regarding the financing, development, and construction of our projects, and the associated costs, our ability to produce our products, our expectations regarding the demand for our products and our ability to meet such demand, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or “net zero” carbon renewable fuels, our ability to replace our fossil-based energy sources with renewable energy sources at our Alcohol-to-Jet Projects and elsewhere, our expectations regarding jet fuel consumption, our expectations regarding the location, start-up date and production results for our Alcohol-to-Jet Projects, our expectations regarding the anticipated benefits of our acquisition of the majority of the assets of Red Trail Energy, LLC (“Red Trail Energy”) and the impact thereof on our financial results and operations, our expectations regarding the benefits of ETO (as defined below) technology, our expectations regarding our ability to produce and the anticipated benefits of renewable liquid hydrocarbons, our expectations regarding our ability to produce and resell protein and other products for use in the food chain, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce synthetic aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business and the sources of those funds, our ability to successfully operate our renewable natural gas (“RNG”) facilities in Iowa and our expectations regarding levels of RNG production, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, our expectations regarding the demand for and revenue to be generated from the sale of carbon credits, our expectations regarding reimbursement of costs incurred under the USDA Grant (defined below), the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-jet development and production, additional competition, the expected sale of Agri-Energy, LLC and the timing thereof, and changes in economic conditions. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”), including Item 1A. “Risk Factors” of our 2024 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are a growth-oriented carbon abatement company that focuses on hard to decarbonize market sectors such as jet fuel, certain specialty fuels, on-road fuels, chemicals and materials, and certain products for the food chain such as protein and feeds made as co-products from our processes. Each of the market areas that Gevo focuses on have the common need for carbon-based products and are not conducive to full electrification or hydrogen. We produce and sell renewable, drop-in products for these sectors, and generate carbon abatement value through our plant design and business systems. Carbon abatement value can be valorized via Renewable Identification Numbers (“RINs”), state credits, tax credits available under the Inflation Reduction Act (“IRA”) and One Big Beautiful Bill Act (“OBBBA”), Canada’s Clean Fuel Regulations (“CFR”) and the value of Scope 3 greenhouse gas emissions for end customers. Gevo is primarily a project development, investment, and technology company, which also holds certain operating assets with the intent of generating cash flow.

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

With our Renewable Jet Fuel Platform, Gevo has put together the business system for producing and marketing SAF via the alcohol-to-jet route with the intent of offering this system to other producers of SAF.

Our Renewable Jet Fuel Platform includes:

●	Technology and engineering design of modular alcohol-to-jet process and associated outside battery limits processes
●	Modular alcohol-to-jet plants
●	Marketing of products including SAF and carbon credits
●	Carbon intensity tracking through the supply chain
●	Carbon intensity ‘engineering’
●	Feedstock sourcing including identification of preferred feedstocks to serve the SAF market and tracking of those feedstocks through the supply chain

●	Decarbonized process energy selection and sourcing

Gevo has an intellectual property portfolio consisting of hundreds of patents, many of which center around our Renewable Jet Fuel Platform, as well as proprietary know-how. In addition, we have partnered with other leading global technology companies to develop this system focused on two standard sizes, 30 and 60 million gallons per year (“MMGPY”) of SAF, referred to as ATJ-30 and ATJ-60, respectively. It is our intent to deploy these at two sites we have selected for their fit with the needs for such a SAF system.

We first designed the business system based on the ATJ-60 size. We identified a site in Lake Preston, South Dakota which we own, to deploy the ATJ-60 system. We then duplicated and modified the ATJ-60 designs to design the ATJ-30 business system. We believe GevoND would be an excellent site to deploy ATJ-30. We have also been in discussions with other companies around the world to deploy our SAF business systems.

GevoND. On September 10, 2024, Gevo and its subsidiaries entered into an Asset Purchase Agreement with Red Trail Energy to acquire substantially all of its assets and assume certain liabilities. The acquisition was completed on January 31, 2025, for a purchase price of $210 million, subject to customary adjustments, including a working capital adjustment. The transaction was funded through a combination of Gevo equity capital, and a $105 million senior secured term loan facility and $5 million in equity from Orion Infrastructure Capital (“OIC”), a U.S.-based private investment firm. OIC’s equity contribution resulted in the creation of a redeemable non-controlling interest (“NCI”). This NCI is subject to a Put/Call option feature, which grants Gevo the right to call (purchase) the units held by OIC, and OIC the right to put (sell) the units to Gevo under certain conditions. These options are exercisable for a period of three years following the repayment of all outstanding debt under the credit agreement with OIC. As a result of the redeemable nature of this non-controlling interest, it has been classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets.

The acquired assets include an ethanol production plant, a carbon capture and storage well, and leases which give us rights to use additional pore space for carbon capture. The operational personnel of Red Trail Energy joined Gevo upon the closing of the acquisition. The acquired ethanol production facility converts corn into ethanol and distillers grains, a high-protein animal feed containing essential amino acid nutrients, and corn oil. The included carbon capture and sequestration (“CCS”) assets are expected to support Gevo’s broader carbon abatement goals, particularly in relation to its Renewable Jet Fuel Platform. We believe the acquisition strengthens Gevo’s growth trajectory by adding ethanol production, distillers grains, corn oil, and CDR credit sales to our revenue stream, while also enhancing our capabilities in CCS and supporting our broader strategic efforts in SAF production which use low-carbon alcohol as a feedstock.

We have begun sales of the resultant carbon tax credits from our CCS asset in North Dakota. In June 2025, we executed an agreement to sell tax credits to generate cash flow for our North Dakota operation.

ATJ-30 at GevoND. We have duplicated and modified the ATJ-60 design into an ATJ-30 design which we expect will be deployed for our North Dakota site, which would upgrade the low-carbon ethanol already produced onsite to jet fuel. We expect to continue engineering and development through 2025 and into 2026 before completing the front-end engineering design (“FEED”) phase of the project. At the end of FEED, we expect to have a capital estimate and schedule for the project. Because we began with the designs and know-how from the ATJ-60 project, we are able to shorten the time and costs to complete the development phase of the project.

ATJ-60 at Lake Preston, South Dakota. ATJ-60 is designed to produce approximately 65 MMGPY of total hydrocarbon volumes, including 60 MMGPY of SAF. The liquid hydrocarbons, when burned, are expected to have a “net zero” GHG footprint. Along with the hydrocarbons, ATJ-60 is expected to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn to produce the carbohydrates needed for the production of SAF while simultaneously enabling the production of protein and oil; the second step produces alcohols using carbohydrate-based fermentation; and the third step is the conversion of the alcohols into hydrocarbons. In connection with the planned construction of Gevo’s ATJ-60 SAF facility, Gevo commissioned an analysis by Charles River Associates, which estimated that the facility will contribute approximately $116 million annually to the local economy, generating 100 direct jobs at the plant and creating an additional 736 local jobs. Furthermore, the analysis estimated that (i) the construction phase of the ATJ-60 facility is projected to provide a temporary $184 million economic boost and support 1,266 jobs; and (ii) the facility is expected to generate $1.82 per gallon of SAF produced in local economic value and contribute an estimated $23 million annually in federal tax revenue.

We currently expect to finance the construction of ATJ-60 at the subsidiary level using a combination of Company equity (including funds already spent on the project), and capital from project level equity and debt financing. The Company previously projected $40.0 million would be spent on ATJ-60 between January 2025 and the financial close of ATJ-60. The Company expects that the timing of this remaining spending will align with the timeline for financial close of the project. Cash distributions from future ATJ-60 earnings would be proportionate to Gevo’s ownership in ATJ-60 under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Alcohol-to-Jet Projects to grow our SAF production to meet the demand for SAF.

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

Renewable Natural Gas Business. The RNG business in Northwest Iowa started up and began producing and injecting initial volumes of biogas in 2022, during the project’s testing and ramp-up period. In 2023, the project achieved stable production levels and surpassed our annual production target of 310,000 million British thermal units (“MMBtu”). In addition, in 2024 we completed an expansion to the RNG business to increase its annual expected output from 355,000 MMBtu to 400,000 MMBtu.

The RNG business generates revenue through the sale of RNG and environmental attributes associated with RNG produced at the facility. These environmental attributes include credits under California’s Low Carbon Fuel Standard (“LCFS”) program and the U.S. Environmental Protection Agency (“EPA”) Renewable Fuels Standard (“RFS”) program (“RFS Program”), which allow us to earn renewable identification numbers (“RINs”). Gevo was granted registration approval by the EPA in 2022, allowing us to participate in the RFS Program to receive RINs.

We previously operated under a temporary pathway from California’s LCFS program, which we received during the first quarter of 2023. We continued to realize sales for our environmental attributes under the temporary pathway for LCFS credits and RINs in 2024. In March of 2025, the California Air Resources Board (“CARB”) approved our application for a provisional Tier 2 pathway, representing the significantly lower carbon intensity of our RNG than was reflected under the temporary pathway. With the provisional pathway approval having been received prior to March 31, 2025, we were able to apply the provisional pathway carbon intensity score to dispensing activities that occurred in Q4 2024, which also included RNG production for the months of July and August stored and dispensed in Q4 2024, and for dispensing activities throughout 2025.

Our provisional pathway has a CI score of approximately -339 MJ/eCO2, which represents approximately 160,000 carbon credits in the California LCFS system assuming our RNG operation produces 400,000 MMBTU in 2025. This is an increase of carbon credits from approximately 90,000 credits under our old temporary pathway of -150 MJ/eCO2. The increase of carbon credit generation of approximately 70,000 credits represents a significant increase in revenue for the RNG business.

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

Key Verity project highlights include:

●	Development of Verity began as a value-added service for our SAF production, and was then expanded to support external customers;
●	Five ethanol producers currently contracted, with additional producers in the pipeline;
●	Completed its first privately-sponsored grower’s program for a biofuel client in the midwestern U.S.;
●	Established agreements with two soybean processors to track the environmental attributes of soybeans, including soybean oil and renewable diesel;
●	Acquired Cultivate Agricultural Intelligence, LLC (“CultivateAI”), a cloud-based, mobile software-as-a-service (“SaaS”) platform that helps stakeholders make informed, data-driven decisions with real-time analytics. Currently we are integrating CultivateAI’s platform with Verity’s attribute tracking solutions to deliver advanced solutions for carbon abatement across industries such as in food, feed, fuels and industrial markets; and
●	Capital light, fee-based, industry agnostic business model.

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

Verity Contracts. In March 2023, we entered into a joint development framework agreement with Southwest Iowa Renewable Energy; in August 2023, we entered into a joint development framework agreement with a second ethanol producer in the midwestern U.S. that has over 100 million gallons of capacity; and in October 2023, we entered into an agreement with a third ethanol producer in the southwestern U.S. These agreements include commercial terms and profit-sharing frameworks. As we grow Verity as an externally facing business, we are working to sign up additional ethanol and biofuel customers. Each of these agreements will focus on implementing Verity technology and developing the market for carbon credits to help farmers and biofuel producers quantify the CI reductions for their products.

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

In the third and fourth quarters of 2024, Verity entered into agreements with two additional ethanol plants, extending our reach in the U.S. ethanol market. One of those plants is GevoND, formally Red Trail Energy, which Gevo acquired in January of 2025. Verity also added two soybean processing facilities to assist in tracking environmental aspects of soybean oil and renewable diesel, enabling them to expand into new markets.

Acquisition of CultivateAI. In the third quarter of 2024, Gevo acquired CultivateAI, a leading provider of agricultural data through a cloud-based, mobile SaaS platform. CultivateAI is a proven business with a track record of repeatable revenue. The business provides agricultural data to clients through a SaaS platform, leveraging high-resolution drone and satellite technology. This process begins by capturing detailed imagery of an agricultural operation. CultivateAI uses that information to build missing GIS maps and create a digital agricultural inventory, including facilities, assets, and crops. This comprehensive digital inventory generates quantifiable insights that help customers improve management practices and overall performance. CultivateAI’s technology has enabled Verity to accelerate its technology and business development efforts and overall growth.

USDA Grant. On April 22, 2025, we received notification of the termination of the U.S. Department of Agriculture (“USDA”) Partnerships for Climate-Smart Commodities grant for Gevo’s Climate-Smart Farm-to-Flight Program (the “USDA Grant”).

Although terminated early, we believe we have achieved considerable progress through the Farm-to-Flight Program:

●	The Farm-to-Flight Program enrolled more than 145,000 acres of active farmland in 2024, as farmers received premium payments on crops from fields that utilize effective, efficient farming methods that improve their soil health and product yield for the long run.
●	Participating farmers were eligible for an estimated $11 million for their participation during the program.
●	Our Farm-to-Flight Program had a 100% farmer retention rate year-over-year and grew to nearly 200 farmers in 2024. Farmers participated in our program because it reduced their input costs, improved their yields, and increased their bottom line.
●	As the Farm-to-Flight Program encouraged use of regenerative agriculture practices, Gevo’s Verity subsidiary measured, quantified, and verified farmers’ results. The outcome of our program was a 9.8-point reduction in carbon intensity (“CI”) for corn feedstock. This outcome adds value to farmers’ crops because CI is a key attribute in domestic and international markets for SAF and other renewable fuels, as well as for chemicals used to make drop-in products, typically derived from petroleum, with the performance consumers demand today.

During the six months ended June 30, 2025, the Company incurred $8.8 million of costs under the USDA Grant, which are included in Project development costs in the Condensed Consolidated Statement of Operations. The Company has been reimbursed $10.6 million and expects to be reimbursed for all remaining eligible costs not yet reimbursed by the USDA under the grant in future periods.

The termination did not have a material impact on the financial statements for the six months ended June 30, 2025, nor impact Gevo’s commercial objectives, since the critical work under the project had already been completed.

Ethanol to Olefins and the LG Chem Agreement. In April 2023, we entered into a joint development agreement with LG Chem, Ltd. (“LG Chem”) a leading global chemical company to develop bio-propylene for renewable chemicals using our Ethanol-to-Olefins (“ETO”) technology. Gevo’s proprietary ETO technology can target carbon neutral or carbon negative drop-in replacements for traditional petroleum-based building blocks called olefins, including bio-propylene, which can be used for renewable chemicals or fuels including SAF. These plant-based, renewable olefins would be derived from atmospheric CO2 captured through photosynthesis and are expected to deliver the same performance in final products on the market today. The market opportunities for these building blocks include low-carbon polypropylene, polyethylene and similar chemical products whose market size for low-carbon solutions is $400.0 – $500.0 billion. We also believe ETO will reduce the capital and operating cost in future Alcohol-to-Jet SAF production facilities.

Under the terms of the agreement with LG Chem, we will provide the core enabling technology we have developed for renewable olefins to be produced from low-carbon ethanol and will collaborate with LG Chem to accelerate the pilot research, technical scale-up, and commercialization of bio-propylene. LG Chem is expected to bear all scale-up costs for chemicals and make certain payments to Gevo. In the second quarter of 2023, we received $1.1 million, which is net of foreign taxes withheld of $0.2 million, and in the second quarter of 2024 received $0.7 million, which is net of foreign taxes withheld of $0.1 million. We expect to receive an additional $0.4 million through 2025 to help defray costs associated with the joint development efforts. In addition, LG Chem agreed to make certain payments to us upon commencement of commercialization as follows:

●	$5.0 million upon commencement of commercialization, to be paid ratably over a period of five years.
●	1% royalty on Net Sales for the first production facility beginning six years from commercial operation.

●	1% royalty on Net Sales for all subsequent production facilities upon commencement of operations.

We also achieved the following recent milestones on our ETO technology:

●	In the first quarter of 2024, we successfully launched an ETO pilot plant at a third-party facility in Crosby, Texas, which has delivered the results required to move to the next phase of scale-up in our agreement with LG Chem.
●	We achieved the second milestone under the joint development agreement with LG Chem in April 2024. As a result, we have received, project-to-date, $2.1 million in payments under the agreement.
●	In the third quarter of 2024, we successfully completed the first phase of developing our ETO pilot plant at a third-party facility. The data is being used for process design and further scale-up planning.
●	In December 2024, we extended our joint development agreement with LG Chem to accelerate the commercialization of bio-propylene using Gevo’s ETO technology, aiming to deliver cost-effective, bio-based renewable fuels and chemicals.

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

Luverne Facility. On May 28, 2025, Gevo entered into a definitive agreement to sell Agri-Energy, LLC (“Agri”), a wholly owned subsidiary of Gevo, to A.E. Innovation, LLC (“A.E.”) for $7 million. The transaction includes the Luverne Facility and is expected to close by the end of 2025, subject to the procurement of financing by A.E. and the satisfaction of other customary closing conditions. Gevo will retain ownership of certain isobutanol-production-related assets and a portion of the vacant land at the site for future use. With these retained assets, Gevo could potentially produce up to 1 million gallons per year of isobutanol, which can be sold as a specialty chemical or converted into isooctane and jet fuel. A.E., an agriculture-oriented buyer group located in Minnesota, will acquire the ethanol plant and a portion of the land with the intent to restart ethanol production, which has been idled since 2022 as we shifted focus to our Renewable Jet Fuel Platform. Over the last several years, the Luverne Facility, in conjunction with local farmers, has been used as a demonstration site for educating Gevo’s stakeholders about regenerative agriculture and the versatility of corn and its co-products, as well as biofuel production, including SAF, isobutanol, and ethanol.

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

	Three Months Ended June 30,
(in thousands, unless otherwise indicated)	2025	2024	Change	Change %
Operating revenues
Renewable natural gas (RNG)	$225	$141	$84	60%
Environmental attributes - RINs	2,144	3,150	(1,006)	(32)%
Environmental attributes - LCFS	1,912	1,033	879	85%
Total operating revenues	$4,281	$4,324	$(43)	(1)%
RNG metrics (MMBtu)
RNG production volumes	92	95	(3)	(3)%
Less: RNG production volumes dispensed	(92)	(95)	3	(3)%
Total RNG volumes available for RIN and LCFS generation (1)	—	—	—	100%
RIN metrics
RIN generation (2) (3)	1,077	1,116	(39)	(3)%
Plus: Prior period RINs carried into current period	350	400	(50)	(13)%
Less: RINs sold	(1,063)	(1,175)	112	(10)%
RIN inventory	364	341	23	7%
Average realized RIN price (4)	$2.02	$2.68	$(0.66)	(25)%
LCFS metrics
LCFS generation (5)	37	21	16	76%
Plus: Prior period LCFS carried into current period	32	19	13	68%
Less: LCFS sold	(32)	(19)	(13)	68%
LCFS inventory	37	21	16	76%
Average realized LCFS price (4)	$59.75	$54.37	$5.38	10%
Operating expenses
RNG operating expenses	$2,826	$5,640	$(2,814)	(50)%
RNG operating expenses per MMBTU (actual)	$30.72	$59.37	$(28.65)	(48)%

	Six Months Ended June 30,
(in thousands, unless otherwise indicated)	2025	2024	Change	Change %
Operating revenues
Renewable natural gas (RNG)	$523	$360	$163	45%
Environmental attributes - RINs	3,711	5,786	(2,075)	(36)%
Environmental attributes - LCFS	5,719	2,167	3,552	164%
Total operating revenues	$9,953	$8,313	$1,640	20%
RNG metrics (MMBtu)
RNG production volumes	172	184	(12)	(7)%
Less: RNG production volumes dispensed	(172)	(184)	12	(7)%
Total RNG volumes available for RIN and LCFS generation (1)	—	—	—	100%
RIN metrics
RIN generation (2) (3)	2,013	2,159	(146)	(7)%
Plus: Prior period RINs carried into current period	207	395	(188)	(48)%
Less: RINs sold	(1,856)	(2,213)	357	(16)%
RIN inventory	364	341	23	7%
Average realized RIN price (4)	$2.00	$2.61	$(0.62)	(24)%
LCFS metrics
LCFS generation (5)	96	40	56	140%
Plus: Prior period LCFS carried into current period	32	20	12	60%
Less: LCFS sold	(91)	(39)	(52)	133%
LCFS inventory	37	21	16	76%
Average realized LCFS price (4)	$62.85	$55.56	$7.28	13%
Operating expenses
RNG operating expenses	$8,028	$10,745	$(2,717)	(25)%
RNG operating expenses per MMBTU (actual)	$46.67	$58.40	$(11.72)	(20)%
(1)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(2)	RINs are generally generated in the month following the gas being dispensed.
(3)	One MMBtu of RNG has approximately the same energy content as 11.693 gallons of ethanol, and thus may generate 11.693 RINs under the RFS Program.
(4)	Realized prices for environmental attributes (under the temporary pathway) are net of third-party commissions and thus do not correspond directly to index prices.
(5)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

GevoND Key Operating Metrics

The following table summarizes production and price levels from the date of acquisition for our GevoND segment:

	Three Months Ended June 30, 2025
(in thousands, unless otherwise indicated)	Ethanol (gallons)	Dried Distillers Grains (tons)	Modified Distillers Grains (tons)	Corn Oil & Syrup Sold (lbs)	Total
Production quantities	16,845,538	26,778	24,801	5,056,240
Unit price	$1.70	$148.14	$74.59	$0.58
Revenues	$28,666	$3,967	$1,850	$2,912	$37,395
Marketing fees and other	(158)	(54)	—	(3)	(215)
Net Revenues	$28,508	$3,913	$1,850	$2,909	$37,180

Primary production costs:

Corn ground (bushels)					5,659,744
Corn cost per bushel					$4.23
Total corn production costs					$23,941

Natural gas (MMBTU)					408,184
Natural gas cost per MMBTU					$2.08
Total natural gas production costs					$849

	Six Months Ended June 30, 2025
(in thousands, unless otherwise indicated)	Ethanol (gallons)	Dried Distillers Grains (tons)	Modified Distillers Grains (tons)	Corn Oil & Syrup Sold (lbs)	Total
Operating revenues
Production quantities	27,982,122	38,370	54,830	7,960,860
Unit price	$1.64	$152.36	$73.55	$0.56
Revenues	$46,016	$5,846	$4,033	$4,478	$60,373
Less: Marketing fees and other	(263)	(77)	—	(40)	(380)
Total operating revenues	$45,753	$5,769	$4,033	$4,438	$59,993

Primary production costs
Corn ground (bushels)					9,527,232
Corn cost per bushel					$4.16
Total corn production costs					$39,633
Natural gas (MMBTU)					672,301
Natural gas cost per MMBTU					$2.79
Total natural gas production costs					$1,876

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change	Change %
Total operating revenues	$43,413	$5,260	$38,153	725%
Operating expenses:
Cost of production	17,265	3,423	13,842	404%
Depreciation and amortization	7,213	4,277	2,936	69%
Research and development expense	934	1,641	(707)	(43)%
General and administrative expense	10,783	11,513	(730)	(6)%
Project development costs	831	7,736	(6,905)	(89)%
Acquisition related costs	—	—	—	100%
Facility idling costs	591	699	(108)	(15)%
Total operating expenses	37,617	29,289	8,328	28%
Income (loss) from operations	5,796	(24,029)	29,825	(124)%
Other (expense) income
Interest expense	(4,345)	(1,113)	(3,232)	290%
Interest and investment income	1,322	4,143	(2,821)	(68)%
Other (expense) income, net	(44)	(3)	(41)	1,367%
Total other (expense) income, net	(3,067)	3,027	(6,094)	(201)%
Net income (loss)	2,729	(21,002)	23,731	(113)%
Net income attributable to non-controlling interest	585	—	585	100%
Net income (loss) attributable to Gevo, Inc.	$2,144	$(21,002)	$23,146	(110)%

Operating revenue. During the three months ended June 30, 2025, operating revenue increased by $38.2 million compared to the three months ended June 30, 2024. This increase was primarily due to $37.2 million in revenue from GevoND, and $0.9 million in revenue from the sale of isooctane and others.

Cost of production. Cost of production increased $13.8 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to production costs related to GevoND operation, partially offset by $20.8 million 45Z tax credit booked, net of transaction costs. The 45Z tax credit, designed to incentivize the production of SAF, allowed us to lower overall production costs, while maintaining production levels.

Depreciation and amortization. Depreciation and amortization increased $2.9 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to $4.8 million depreciation related to GevoND, partially offset by a $2.5 million reduction of depreciation related to assets fully depreciated at our Luverne Facility.

Research and development expense. Research and development expenses decreased $0.7 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to decreased consulting expenses.

General and administrative expense. General and administrative expense decreased $0.7 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $1.9 million decrease in stock-based compensation, partially offset by $1.2 million higher insurance costs, professional and consulting services and computer and software costs.

Project development costs. Project development costs are primarily related to our Alcohol-to-Jet Projects and Verity, which consist primarily of employee expenses, preliminary engineering costs, and technical consulting fees. Project development costs decreased $6.9 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a $3.3 million decrease in consulting and professional services fees, as well as the timing of $3.5 million reimbursement received from the USDA program during the second quarter.

Income (loss) from operations. The Company’s loss from operations decreased by $29.8 million for the three months ended June 30, 2025, compared to the same period in 2024. This improvement was primarily driven by increased revenues from GevoND, lower cost of production due to the recognition of the 45Z tax credit, a reduction in project development expenses, and decreased general and administrative expenses.

Interest expense. Interest expense increased $3.2 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the debt used to acquire GevoND and a higher interest rate on our Remarketed Bonds.

Interest and investment income. Interest and investment income decreased $2.8 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the acquisition of GevoND and to fund our capital projects and operating costs, resulting in a lower balance of cash equivalent investments during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Total operating revenues	$72,522	$9,250	$63,272	684%
Operating expenses:
Cost of production	38,711	6,010	32,701	544%
Depreciation and amortization	12,835	8,728	4,107	47%
Research and development expense	1,986	3,189	(1,203)	(38)%
General and administrative expense	21,867	23,663	(1,796)	(8)%
Project development costs	5,833	13,055	(7,222)	(55)%
Acquisition related costs	4,438	—	4,438	100%
Facility idling costs	1,195	1,775	(580)	(33)%
Total operating expenses	86,865	56,420	30,445	54%
Loss from operations	(14,343)	(47,170)	32,827	(70)%
Other (expense) income
Interest expense	(7,639)	(1,655)	(5,984)	362%
Interest and investment income	3,092	8,736	(5,644)	(65)%
Other (expense) income, net	(154)	212	(366)	(173)%
Total other (expense) income, net	(4,701)	7,293	(11,994)	(164)%
Net loss	(19,044)	(39,877)	20,833	(52)%
Net income attributable to non-controlling interest	540	—	540	100%
Net loss attributable to Gevo, Inc.	$(19,584)	$(39,877)	$20,293	(51)%

Operating revenue. During the six months ended June 30, 2025, operating revenue increased by $63.3 million compared to the six months ended June 30, 2024. This increase was primarily due to $60.0 million in revenue from GevoND, $1.6 million in additional revenue from our RNG business driven by an increase in LCFS credits generated due to our improved carbon score for the LCFS program and $1.6 million from the sale of isooctane.

Cost of production. Cost of production increased $32.7 million during the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily driven by $38.5 million in net production costs associated with GevoND, which already reflects the benefit of the 45Z tax credit. In addition, $4.6 million in gains from future corn basis gains further reduced the cost of production.

Depreciation and amortization. Depreciation and amortization increased $4.1 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to $8.5 million of depreciation related to GevoND, partially offset by a $5.1 million reduction of depreciation related to assets fully depreciated at our Luverne Facility.

Research and development expense. Research and development expenses decreased $1.2 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to decreased consulting expenses.

General and administrative expense. General and administrative expense decreased $1.8 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $4.0 million decrease in stock-based compensation, partially offset by $2.2 million increase related to professional services, insurance, and other G&A expenses.

Project development costs. Project development costs are primarily related to our ATJ projects and Verity, and consist mainly of employee expenses, preliminary engineering costs, and technical consulting fees. Project development costs decreased $7.2 million during the six months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $1.8 million wind-down fee incurred in 2024, $3.3 million reduction in consulting and professional services fees, a $2.8 million reduction due to USDA reimbursement, net of grower fees, partially offset by $0.7 million in additional employee-related costs.

Acquisition related costs. Acquisition related costs of $4.4 million are due to our acquisition of GevoND.

Facility idling costs. Facility idling costs are related to the care and maintenance of our Luverne Facility and reprocessing plant. Facility idling costs decreased $0.6 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to utilizing the reprocessing plant for isooctane production.

Loss from operations. The Company’s loss from operations decreased by $32.8 million during the six months ended June 30, 2025, compared to the same period in 2024. This improvement was primarily driven by increased revenues from GevoND, lower production costs benefiting from the recognition of the 45Z tax credit, and reduced project development and general and administrative expenses. These benefits were partially offset by acquisition-related costs.

Interest expense. Interest expense increased $6.0 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the debt used to acquire GevoND and a higher interest rate on our Remarketed Bonds.

Interest and investment income. Interest and investment income decreased $5.6 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the usage of cash for the acquisition of GevoND and to fund our capital projects and operating costs, resulting in a lower balance of cash equivalent investments during the six months ended June 30, 2025.

Other income (expense), net. Other income (expense), net remained flat for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates and policies since March 31, 2025, except for the adoption of a new accounting policy related to the recognition, measurement, and presentation of transferable Clean Fuel Production Credits under Section 45Z of the Internal Revenue Code. In accordance with IAS 20, "Accounting for Government Grants and Disclosure of Government Assistance," we have adopted a policy to account for the Section 45Z Clean Fuel Production Credit as a form of government assistance. This credit, which was part of the Inflation Reduction Act of 2022, and subsequently extended by the One Big Beautiful Bill Act of 2025, incentivizes the production of clean transportation fuels, is available to us for the production of low-carbon ethanol and SAF meeting specific carbon intensity reduction criteria. The credit is available for such fuels produced starting January 1, 2025, and we have the option to transfer these credits to third parties in exchange for cash as a means for us to monetize their value.

Under this new policy, we recognize the Section 45Z credits as an intangible asset, which is treated as a reduction to Cost of Goods Sold (COGS) when the qualifying fuel is produced. The amount recognized is based on the fair value per gallon of fuel produced, which is determined based on the expected transfer price of the credits. The recognition of the credits is contingent on meeting the relevant criteria under Section 45Z, including compliance with sustainability and carbon intensity reduction thresholds.

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

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $57.3 million and current restricted cash of $69.6 million, totaling $126.9 million in cash, cash equivalents, and restricted cash. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash, cash equivalents, and restricted cash for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of production facilities and the Company’s Alcohol-to-Jet Projects; (ii) potential investment in RNG business; (iii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iv) exploration of strategic alternatives and additional financing, including project financing; and (v) debt service obligations associated with any future borrowings. We believe that as a result of our cash and cash equivalents balances and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(26,570)	$(27,520)
Net cash used in investing activities	$(209,538)	$(26,708)
Net cash provided by (used in) financing activities	$103,976	$(6,049)

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

During the six months ended June 30, 2025, net cash used in operating activities was $26.6 million compared to $27.5 million for the six months ended June 30, 2024. Non-cash charges primarily consisted of $12.8 million in depreciation and amortization and $4.1 million in stock-based compensation expense. The accounts receivable balance increased significantly, reflecting increased billing activity from GevoND as well as higher revenue from our RNG plant due to the approval of the provisional Tier 2 pathway. This resulted in a $4.0 million increase compared to the same period in the prior year. The change in the fair value of derivative instruments, totaling $0.7 million, represents the fair value adjustment of our hedging program implemented following the acquisition of the GevoND.

Investing Activities

During the six months ended June 30, 2025, the Company completed the acquisition of Red Trail Energy for consideration of $198.5 million, in addition to $10.0 million which was paid to an escrow account in 2024. This acquisition is reflected as a cash outflow in the period, consistent with the Company’s investing activities. Additionally, the Company made capital investments totaling $11.1 million in the development of its ATJ-60 project, along with other ongoing projects. These investments primarily relate to the acquisition of property, plant, and equipment, and are aimed at advancing the Company’s strategic initiatives in renewable energy and related sectors.

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

Gevo is in the process of identifying and performing early site development work for additional Alcohol-to-Jet production locations. These potential sites include greenfield and brownfield (i.e., at an existing ethanol plant) locations that are advantageous in terms of potential economics, opportunities to decarbonize, and time to market. Early development work at GevoND is currently underway.

During the six months ended June 30, 2024, we had $26.7 million in cash used in investing activities, comprised of investments in our capital projects, including $1.0 million in the RNG business, $15.3 million for NZ1, and $10.4 million in other projects.

Financing Activities

During the six months ended June 30, 2025, the Company entered into a credit agreement with OIC for $105 million. The proceeds from this credit agreement were partially used to fund the acquisition of Red Trail Energy. Additionally, the lenders made an equity investment of $5 million in Gevo Intermediate HoldCo, LLC on the Closing Date. This equity investment is reflected as a cash inflow within financing activities.

We currently expect to finance the construction of ATJ-60 at the subsidiary level using a combination of our own, third-party, and debt capital. The Company expects to retain an equity interest in the project and may invest equity in the project using the proceeds from the reimbursement of the Company’s ATJ-60 development expenditures. Cash distributions from future ATJ-60 earnings would be proportionate to Gevo’s ownership in ATJ-60 under this expected financing structure which would allow us to conserve and redeploy our capital on other growth projects, including future Alcohol-to-Jet projects. We expect to apply similar development and financing strategies to future Alcohol-to-Jet Projects to enable growth of SAF production to meet demand for SAF.

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

We did not repurchase shares of common stock under the stock repurchase program during the three and six months ended June 30, 2025. The Company repurchased 4.0 million and 6.1 million shares of common stock for $2.7 million and $4.1 million under the stock repurchase program during the three and six months ended June 30, 2024, respectively. Shares were repurchased at market value, and were retired immediately upon repurchase. As of June 30, 2025, approximately $20.3 million remained available under the stock repurchase program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item. However, we note that we are exposed to market risks in the ordinary course of our business. These risks primarily consist of environmental attribute pricing, increased project costs, commodity pricing, interest rate, credit risk with our contract counterparties, and equity price risks. There have been no material changes since our disclosure in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2024 Annual Report.

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

In addition, as part of our post-acquisition internal control design and effectiveness testing (typically conducted in the first year following an acquisition), we discovered a material weakness resulting from the failure to design and maintain effective segregation of duties related to the preparation and review of journal entries at the Company’s Gevo North Dakota operations. Additionally, we identified that management did not design and maintain user access controls to adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel, which is also considered a material weakness.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2025, we have initiated steps toward remediation of the issues. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect this to take through 2025 and beyond as necessary.

In response to the identified material weaknesses, we have implemented and will continue to implement additional corrective actions to enhance the effectiveness of our controls and ensure that they are operating as intended.

Such measures include:

●	Hiring additional accounting personnel with the necessary technical accounting expertise and financial reporting knowledge to perform control activities surrounding complex and non-routine transactions.
●	Providing extensive and recurring training of our accounting staff.
●	Continuing our engagement with an external firm to assist with complex and non-routine transactions.
●	We are improving communication channels among departments and teams involved in contract execution and those that handle financial reporting and internal control activities.
●	We are reviewing access to our accounting systems to ensure that administrator access is limited to individuals who do not have the ability to record or approve transactions in the system. The accounting system access issues discovered at our Gevo North Dakota operations were promptly corrected in July 2025 as a result of our post-acquisition review of system access controls.

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of legal matters is found in Note 19, Commitments and Contingencies, in the accompanying Notes to the Financial Statements included in Part I - Item 1. Financial Statements of this Report.

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

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

		Incorporated by Reference

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

10.1#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan	8-K	001-35073	May 27, 2025	10.1

10.2†	SAF Scope 1 and Scope 3 Credit Supply Agreement dated April 7, 2025 by and between Gevo Net-Zero 1, LLC and Future Energy Capital Limited (T/A Future Energy Global)	8-K	001-35073	April 9, 2025	10.1

10.3	Form of Tax Credit Transfer Agreement	8-K	001-35073	July 7, 2025	10.1

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

# Indicates a management contract or compensatory plan or arrangement.

†Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type of information that the registrant treats as private or confidential.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.
(REGISTRANT)

By:	/s/ Sylvia Gendenjamts
Sylvia Gendenjamts, CPA Vice President Accounting and Treasurer (Duly Authorized Officer and Principal Accounting Officer)

Date: August 11, 2025