Form 10-K/A
period 2024-12-31
Gevo, Inc.
filed 2025-08-15
CIK 1392380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of January 31, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 240,499,833.

EXPLANATORY NOTE

Gevo, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Original Filing”). This Amendment is being filed solely to amend Part II “Item 9B. Other Information” by adding Rule 10b5-1 trading arrangements entered into by each of Angelo Amorelli and Gary W. Mize, directors of the Company, during the three months ended December 31, 2024, which were inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 15 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information in the Original Filing not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

Item 9B.Other Information

During the three months ended December 31, 2024, the below directors and/or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements were each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).

Name and Title	Action	Date	Duration of Plan	Total Number of Shares of Common Stock to be Purchased or Sold
Patrick R. Gruber Chief Executive Officer	Terminate	November 14, 2024	July 26, 2024 to July 25, 2025	Up to 815,015
Patrick R. Gruber Chief Executive Officer	Adopt	November 14, 2024	February 17, 2025 to February 16, 2026	Up to 2,957,838
Christopher M. Ryan President and Chief Operating Officer	Terminate	November 26, 2024	July 26, 2024 to July 25, 2025	Up to 341,227
Christopher M. Ryan President and Chief Operating Officer	Adopt	November 26, 2024	February 26, 2025 to February 25, 2026	Up to 853,643
L. Lynn Smull Chief Financial Officer	Terminate	November 25, 2024	July 26, 2024 to July 25, 2025	Up to 166,264
L. Lynn Smull Chief Financial Officer	Adopt	November 25, 2024	February 26, 2025 to February 25, 2026	Up to 115,647
Paul D. Bloom Chief Business Officer	Terminate	November 21, 2024	July 26, 2024 to July 25, 2025	Up to 308,814
Paul D. Bloom Chief Business Officer	Adopt	November 21, 2024	February 20, 2025 to February 19, 2026	Up to 718,587
Andrew L. Shafer Chief Customer, Marketing and Brand Officer	Terminate	November 22, 2024	November 1, 2024 to October 31, 2025	Up to 60,606
Andrew L. Shafer Chief Customer, Marketing and Brand Officer	Adopt	November 22, 2024	February 20, 2025 to February 19, 2026	Up to 146,242
Kimberly T. Bowron Chief People and IT Officer	Terminate	December 2, 2024	July 26, 2024 to July 25, 2025	Up to 88,960
Kimberly T. Bowron Chief People and IT Officer	Adopt	December 2, 2024	March 3, 2025 to March 4, 2026	Up to 136,960
Angelo Amorelli Director	Adopt	December 6, 2024	March 7, 2025 to March 6, 2026	Up to 324,639
Gary W. Mize Director	Adopt	December 3, 2024	May 23, 2025 to May 22, 2026	Up to 224,639

Except as set forth above, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Amendment:

Exhibit No.	Description

31.1*	Section 302 Certification of the Principal Executive Officer.

31.2*	Section 302 Certification of the Principal Financial Officer.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

01.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gevo, Inc.
(REGISTRANT)

By:	/s/ Sylvia Gendenjamts
Sylvia Gendenjamts, CPA Vice President Accounting and Treasurer (Principal Accounting Officer)

Date: August 15, 2025