Form 10-Q
period 2025-09-30
Gevo, Inc.
filed 2025-11-10
CIK 1392380

zsyn

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, 242,308,806 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$72,598	$189,389
Restricted cash	28,770	1,489
Trade accounts receivable, net	7,742	2,411
Inventories	21,911	4,502
Prepaid expenses and other current assets	5,687	5,920
Total current assets	136,708	203,711
Property, plant and equipment, net	343,339	221,642
Restricted cash	7,006	68,155
Operating right-of-use assets	1,988	1,064
Finance right-of-use assets	1,047	1,877
Intangible assets, net	79,559	8,129
Goodwill	43,558	3,740
Deposits and other assets	72,002	75,623
Total assets	$685,207	$583,941
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$40,048	$22,006
Operating lease liabilities	658	333
Finance lease liabilities	673	2,001
Bonds payable, net	30,281	21
Total current liabilities	71,660	24,361
Bonds payable, net	33,956	67,109
Loans payable	100,234	—
Operating lease liabilities	1,531	966
Finance lease liabilities	421	187
Asset retirement obligation	2,213	—
Other long-term liabilities	365	1,830
Total liabilities	210,380	94,453

Redeemable non-controlling interest	5,956	—

Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 242,124,640 and 239,176,293 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively.	2,421	2,392
Additional paid-in capital	1,294,264	1,287,333
Accumulated deficit	(827,814)	(800,237)
Total stockholders' equity	468,871	489,488
Total liabilities and stockholders' equity	$685,207	$583,941

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total operating revenues	$42,710	$1,965	$115,232	$11,215
Operating expenses:
Cost of production	22,285	2,544	60,996	8,554
Depreciation and amortization	7,404	3,494	20,239	12,222
Research and development expense	1,273	1,113	3,259	4,302
General and administrative expense	11,647	11,679	33,514	35,342
Project development costs	3,229	6,593	9,062	19,648
Acquisition related costs	90	—	4,528	—
Facility idling costs	472	550	1,667	2,325
Total operating expenses	46,400	25,973	133,265	82,393
Income (loss) from operations	(3,690)	(24,008)	(18,033)	(71,178)
Other (expense) income
Interest expense	(5,207)	(1,107)	(12,846)	(2,762)
Interest and investment income	988	3,843	4,080	12,579
Other (expense) income, net	332	116	178	328
Total other (expense) income, net	(3,887)	2,852	(8,588)	10,145
Net income (loss)	(7,577)	(21,156)	(26,621)	(61,033)
Net income attributable to redeemable non-controlling interest	377	—	917	—
Net income (loss) attributable to Gevo, Inc.	$(7,954)	$(21,156)	$(27,538)	$(61,033)

Net income (loss) per share - basic and diluted	$(0.03)	$(0.09)	$(0.12)	$(0.25)
Weighted-average common shares outstanding - basic and diluted	232,684,017	239,445,900	233,338,776	239,767,047

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	For the Three Months Ended September 30, 2025 and 2024
	Stockholders' Equity					Mezzanine Equity
						Redeemable
	Common Stock		Additional	Accumulated	Stockholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest
Balance, June 30, 2025	241,841,590	$2,419	$1,291,630	$(819,945)	$474,104	$5,664
Non-cash stock-based compensation	—	—	2,362	—	2,362	—
Stock-based awards and related share issuances, net	283,050	2	272	—	274	—
Change in redemption value of redeemable non-controlling interest	—	—	—	85	85	(85)
Net income	—	—	—	(7,954)	(7,954)	377
Balance, September 30, 2025	242,124,640	$2,421	$1,294,264	$(827,814)	$468,871	$5,956

Balance, June 30, 2024	240,565,240	$2,406	$1,281,810	$(761,474)	$522,742	—
Non-cash stock-based compensation	—	—	3,786	—	3,786	—
Stock-based awards and related share issuances, net	(145,097)	(2)	(52)	—	(54)	—
Repurchase of common stock	(1,094,493)	(11)	(635)	—	(646)	—
Issuance of common stock upon exercise of warrants	81,798	1	48	—	49	—
Net loss	—	—	—	(21,156)	(21,156)	—
Balance, September 30, 2024	239,407,448	$2,394	$1,284,957	$(782,630)	$504,721	$—

	For the Nine Months Ended September 30, 2025 and 2024
	Stockholders' Equity					Mezzanine Equity
						Redeemable
	Common Stock		Additional	Accumulated	Stockholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest
Balance, December 31, 2024	239,176,293	$2,392	$1,287,333	$(800,237)	$489,488	$—
Issuance of redeemable non-controlling interest	—	—	—	—	—	5,000
Non-cash stock-based compensation	—	—	6,504	—	6,504	—
Stock-based awards and related share issuances, net	2,948,347	29	427	—	456	—
Change in redemption value of redeemable non-controlling interest	—	—	—	(39)	(39)	39
Net income (loss)	—	—	—	(27,538)	(27,538)	917
Balance, September 30, 2025	242,124,640	$2,421	$1,294,264	$(827,814)	$468,871	$5,956

Balance, December 31, 2023	240,499,833	$2,405	$1,276,581	$(721,597)	$557,389	—
Non-cash stock-based compensation	—	—	12,485	—	12,485	—
Stock-based awards and related share issuances, net	6,015,823	60	481	—	541	—
Repurchase of common stock	(7,190,006)	(72)	(4,638)	—	(4,710)	—
Issuance of common stock upon exercise of warrants	81,798	1	48	—	49
Net loss	—	—	—	(61,033)	(61,033)	—
Balance, September 30, 2024	239,407,448	$2,394	$1,284,957	$(782,630)	$504,721	$—

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(26,621)	$(61,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	369	—
Stock-based compensation	6,504	12,485
Depreciation and amortization	20,239	12,222
Tax credit generation	(34,006)	—
Amortization of deferred financing costs	1,334	—
Other non-cash (income) expense	(808)	1,847
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(361)	1,417
Inventories	(4,108)	(1,542)
Prepaid expenses and other current assets, deposits and other assets	(7,455)	(10,750)
Accounts payable, accrued expenses and non-current liabilities	11,557	6,814
Net cash used in operating activities	(33,356)	(38,540)
Investing Activities
Acquisitions of property, plant and equipment	(18,907)	(36,459)
Acquisition of Red Trail Energy	(198,461)	—
Proceeds from sale of investment tax credit	—	15,336
Payment of earnest money deposit	—	(10,000)
Acquisition of CultivateAI, net of cash acquired	—	(6,070)
Net cash used in investing activities	(217,368)	(37,193)
Financing Activities
Proceeds from issuance of bonds	40,000	68,155
Redemption of bonds	(40,000)	(68,155)
Loan proceeds	105,000	—
Payment of debt issuance costs	(9,425)	(1,665)
Non-controlling interest	5,000	—
Proceeds from the exercise of warrants	—	49
Proceeds from the exercise of stock options	456	—
Payment of loans payable	(21)	(89)
Payment of finance lease liabilities	(945)	(578)
Repurchases of common stock	—	(4,710)
Net cash provided by (used in) financing activities	100,065	(6,993)
Net decrease in cash and cash equivalents	(150,659)	(82,726)
Cash, cash equivalents and restricted cash at beginning of period	259,033	375,597
Cash, cash equivalents and restricted cash at end of period	$108,374	$292,871

	Nine Months Ended September 30,
Schedule of cash, cash equivalents and restricted cash	2025	2024
Cash and cash equivalents	$72,598	$223,227
Restricted cash (current)	28,770	1,489
Restricted cash (non-current)	7,006	68,155
Total cash, cash equivalents and restricted cash	$108,374	$292,871

	Nine Months Ended September 30,
Supplemental disclosures of cash and non-cash investing and financing transactions	2025	2024
Cash paid for interest	$8,151	$1,556
Non-cash purchase of property, plant and equipment	$3,997	$5,600
Right-of-use asset purchased with financing leases	$202	$2,731
Right-of-use asset purchased with operating lease	$—	$32

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

The Company is focused on transforming renewable energy and carbon derived from photosynthesis into energy-dense liquid, drop-in and cost-effective hydrocarbon fuels. These fuels include jet fuel, gasoline and diesel. The Company’s technology and development activities are intended to enable additional domestic energy production, support the construction of new manufacturing facilities, create employment opportunities, expand agricultural markets, and contribute to broader economic growth. Moreover, through the use of carbon capture, sequestration and utilization (“CCUS”), we have the potential to achieve a “net-zero” greenhouse gas footprint, or even a carbon negative footprint as measured by the Argonne National Laboratory’s GREET (Greenhouse gases, Regulated Emissions, and Energy use in Transportation) model (the “GREET Model”) to measure, predict and verify GHG emissions across the life cycle. CCUS includes injecting carbon dioxide for permanent geological storage, as well as utilizing it in industrial products and for enhanced oil recovery.

Carbon dioxide (“CO₂”) is an important co-product that is monetized in both voluntary and compliance markets through the generation and sale of carbon abatement or removal credits, as well as through the qualification for certain tax credits. The Company is focused primarily on generating high-integrity carbon credits that derive the highest value in the marketplace. We believe it is important to measure and present traceable, auditable data from the source of carbon (i.e. a field or forest where photosynthesis occurs) through the end use, while accounting for all energy inputs and their associated carbon footprints throughout production.

Gevo’s production facility in North Dakota (“Gevo North Dakota” or “GevoND”) currently produces low-carbon ethanol, animal feed, and corn oil. A key differentiator of this facility is the wholly owned and operational carbon sequestration well located onsite. Carbon dioxide is captured from the fermentation process (the bubbles that occur from fermentation of plant sugars to alcohol). Gevo North Dakota processes the CO₂ and injects it to a carbon sequestration well more than one mile underground. This enables us to create carbon credits based on the CO₂ sequestered. These credits are sold into certain low-carbon fuel markets, or in voluntary carbon markets, independent of the sale of ethanol produced at the facility.

In addition, Gevo North Dakota benefits from Clean Fuel Production Credits (“CFPC”), included in Section 45Z of the One Big Beautiful Bill Act (“OBBBA”). These production tax credits are based upon the volume of ethanol produced and the carbon intensity (“CI”) score of ethanol produced. The CFPC are monetized by selling the credits to third parties.

Gevo views renewable jet fuel as a platform growth opportunity in which it has a proprietary position. Data from the United States Energy Information Agency (EIA) predicts a shortfall of domestic fossil-based jet fuel supply of about 2.3 billion gallons per year by 2035. Gevo is at the forefront of this market, being the first company to convert alcohol into jet fuel. We learned that it is possible to produce jet fuel at large scale that is both economically viable and environmentally beneficial. The Company believes that it can deliver jet fuel that is competitive with fossil-based jet fuel from a cost of production point of view, while also abating carbon emissions across the whole business system and value chain, thereby addressing an unmet market need.

Gevo North Dakota

Gevo North Dakota consists of an ethanol production plant with approximately 67 million gallons per year of capacity, a carbon capture and sequestration (“CCS”) well injecting approximately 165,000 metric tons of CO₂ per year, and leases which give us rights to use additional pore space for carbon capture with an estimated capacity of one million metric tons per year. We view this asset as a strategic growth platform.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Gevo North Dakota was acquired when Gevo acquired substantially all of the assets and assumed certain liabilities of Red Trail Energy, LLC (“Red Trail Energy”) in an acquisition completed on January 31, 2025, for a purchase price of $210 million, subject to customary adjustments, including a working capital adjustment. The acquired assets are now known as Gevo North Dakota. The transaction was funded through a combination of Gevo cash, and a $105 million senior secured term loan facility. Simultaneous with the closing of the transaction, Orion Infrastructure Capital (“OIC”), a U.S.-based private investment firm made a $5 million investment in the form of a redeemable non-controlling interest in Gevo North Dakota. The acquired assets include the ethanol production plant, the carbon capture and storage well, and the pore space. See Note 2, Business Combinations, for additional information.

Renewable Natural Gas

The Company has a renewable natural gas (“RNG”) facility in Northwest Iowa (“NW Iowa RNG”). NW Iowa RNG was originally built because we believed we would need RNG to lower the carbon footprint of our jet fuel plants by using the RNG rather than fossil-based natural gas. However, because we have made significant innovations in how energy can be efficiently used and recycled in our jet fuel plant designs, we no longer believe that we will need the RNG for those plants. Currently, we operate our RNG business primarily to supply RNG to markets such as California’s compressed natural gas trucking fleets.

NW Iowa RNG recorded in the Renewable Natural Gas segment, produced RNG from dairy cow manure supplied by three local dairies. Animal manure can be digested anaerobically by microorganisms to produce biogas, which is then upgraded to pipeline quality gas. In 2024, we completed an expansion to the RNG business to increase its annual expected output from 355,000 million British thermal units (“MMBtu”) to 400,000 MMBtu. We sell our RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, we generate and sell LCFS credits, D3 Renewable Identification Numbers (“RINs”), and Clean Fuel Production Credits through the production of RNG (collectively, “environmental attributes”). During the third quarter of 2025, we refinanced $40 million of our tax-exempt bonds on a non-recourse basis, resulting in the release of approximately $30 million of restricted cash on our balance sheet. See Note 16, Debt, 2025 Bonds section for further information.

Verity

Verity Holdings, LLC (“Verity”), a wholly owned subsidiary of Gevo, is developing a data and software platform designed to support traceability, compliance reporting, and the monetization of CI reductions across the renewable fuels supply chain. The Verity platform currently enables the collection, aggregation and end-to-end tracking of data from agricultural production and processing partners to support reporting under federal and state regulatory programs, including Section 45Zof the Internal Revenue Code and Low Carbon Fuel Standard (“LCFS”) programs in California, Oregon, Washington, British Columbia and other Canadian provinces. In 2025, Verity began onboarding customers across multiple segments of the supply chain, including grain elevators, biofuel producers, and supply chain partners, with the goal of enabling full lifecycle CI tracking and audit support. While still in the early stages of commercialization, Verity is actively building capabilities to support measurement, reporting, and verification (“MRV”) of Scope 1 and Scope 3 carbon insets and other environmental attributes. The platform is intended to support Gevo’s Alcohol-to-Jet Projects and is expected to evolve into a core infrastructure asset for CI tracking and carbon monetization across the broader low-carbon fuels and agriculture ecosystem.

Renewable Jet Fuel Platform

We continue developing improved technology, processes and engineering targeted to large scale deployment of hydrocarbon fuels and chemicals made from renewable resources. We have a large portfolio inclusive of hundreds of patents. We also are engaged as a developer and enabler/licensor for large scale commercial production and plan to be an investor in certain projects. Gevo’s business model is that of a developer of projects, licensor, process technology developer, and operator of certain assets in the future.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Gevo owns our Alcohol-to-Jet (“ATJ”) plant designs and the overall Gevo net-zero process (i.e., the process to enable carbon-negative olefins, and hydrocarbon fuels with an anticipated net zero or better carbon footprint measured across the lifecycle of the whole processes). The proprietary Gevo ATJ processes and plant designs are based upon the conversion of carbohydrates to alcohols, followed by the conversion of the alcohols to olefins (i.e., building blocks for chemicals, plastics, and fuels), and then the conversion of the olefins into fuels, all optimized and integrated to achieve a net zero carbon footprint. Our partners in developing and executing the ATJ projects have included Fluid Quip Technologies, LLC, Axens North America, Inc. (“Axens”), PRAJ Industries Limited (“PRAJ”), Zero6 Clean Energy Assets, Inc. (“Zero6”), McDermott International Ltd., and Fagen, Inc. Gevo owns the overall proprietary plant designs, engineering details, integration technologies, and associated intellectual property, and we have filed patents on several process improvements. One of the key characteristics of our plant design is the extent of modularization of the process, which helps to enable a duplicate and revise approach to serve the industry. In this approach, we will offer for sale the modularized processes, and encompassing business system, that are already designed in order to save potential customers time and money to enter the renewable jet fuel business.

Our business system and engineering packages have been developed for three different size ATJ production facilities of 30, 60 and 150 million gallons per year (“MMGPY”) of jet fuel, referred to as ATJ-30, ATJ-60 and ATJ-150, respectively. Along with hydrocarbons, ATJ-60 is currently being designed to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. We have duplicated and revised the ATJ-60 design into a 30 MMGPY plant design (“ATJ-30”), which we plan to deploy at our Gevo North Dakota site and would upgrade the low-carbon ethanol already produced onsite to jet fuel. Our products will be produced in three steps: the first step is milling the corn and the production of protein, oil, and carbohydrates, the second step produces alcohols using fermentation, and the third step is the conversion of the alcohols into hydrocarbons.

We are also developing commercial production projects for ATJ jet fuel at other locations in the United States, as well as in other parts of the world where we plan to be the project developer, plant designer, licensor of the technology and product marketer in exchange for an ownership stake in the project.

Luverne Facility

In May 2025, Gevo entered into a definitive agreement to sell Agri-Energy, LLC (“Agri”), a wholly owned subsidiary of Gevo, to A.E. Innovation, LLC (“A.E.”) for $7 million, which closed in October 2025. The transaction includes Agri’s 18-million-gallon-per-year ethanol-production facility located in Luverne, Minnesota (the “Luverne Facility”) Gevo retained the ownership of certain equipment at the facility, including isobutanol fermentation capacity and some of the vacant land. Gevo and A.E. expect to cooperate to produce isobutanol as needed at the facility in the future. Prior to the closing, the Luverne Facility was being used for market development and customer education but was not operating as a production plant. The plant was originally constructed in 1998 and is located on approximately 55 acres of land, which contains approximately 50,000 square feet of building space.

Basis of presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include the information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the nine months ended September 30, 2025, and are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The financial statements at December 31, 2024, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2024 (the “2024 Annual Report”).

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

Business Combinations

The Company accounts for its business combinations in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations ("ASC 805-10"). ASC 805-10 mandates the use of the purchase method of accounting for all business combinations. Under this method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. For transactions meeting the definition of business combinations, the Company evaluates the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired, and liabilities assumed, in a business combination. ASC 805-10 further stipulates criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported separately from goodwill. Acquisition-related costs, including transaction fees, are recognized separately from the business combination and expensed as incurred.

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

Tax Credit Recognition and Sales

The Company accounts for tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code in accordance with IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. These credits, as they are generated are recorded based on the eligible PTC rate per gallon, the emission factor based on the carbon intensity score and are adjusted to their estimated fair value. The credits are recognized as a nonmonetary asset in intangible assets and a reduction to cost of goods sold (“COGS”), reflecting their role in offsetting the production costs of low-carbon fuels.

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

The Company does not apply hedge accounting to these instruments under Financial Accounting Standards Board (“FASB”) ASC 815, Derivatives and Hedging. As such, all derivative instruments are recorded at fair value on the consolidated balance sheet, and changes in the fair value of these instruments are recognized in earnings in the period in which they occur. Gains and losses resulting from changes in the fair value of corn derivative contracts are included in the cost of goods sold in the consolidated statements of operations, as they directly relate to the Company’s inventory procurement and production activities. The fair value of the derivative contracts is included in prepaid and other current assets on the consolidated balance sheets. These instruments may create volatility in earnings from period to period, as the timing of derivative gains or losses may not align with the recognition of the related exposure in the financial statements. The Company does not use derivative instruments for speculative purposes.

Asset Retirement Obligation

The fair value of an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred, provided that a reasonable estimate of fair value can be made. The Company’s ARO is primarily related to commitments to restore or decommission property subject to operating leases associated with its GevoND and RNG operations.

In January 2025, Gevo completed the acquisition of substantially all of the assets and certain liabilities of Red Trail Energy. As part of the acquisition, management recorded the ARO related to the Broom Creek formation pore space, which includes plugging injection wells, sealing the site, and post-closure monitoring, as required by regulatory and environmental standards to ensure long-term CO₂ containment. These requirements are driven by both regulatory mandates and industry best practices to ensure long-term environmental safety and mitigate the risk of CO₂ leakage.

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

Accounting for Redeemable Non-Controlling Interest

In connection with the Company's acquisition of substantially all of the assets and certain liabilities of Red Trail Energy, Gevo Intermediate HoldCo, LLC (“HoldCo”), a wholly owned subsidiary of Gevo entered into a membership subscription agreement with OIC, pursuant to which OIC purchased equity units. The subscription agreement includes put and call options (the "Put/Call Option") related to the non-controlling interest. Specifically, the Company has the right to exercise a call option to purchase all outstanding units, and OIC holds a put option requiring the Company to purchase the outstanding units at fair value. These options are exercisable for a period of three years (the "Option Period") following the date on which all indebtedness under the related credit agreement with OIC has been paid.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The fair value of the redeemable non-controlling interest is determined using the income approach (specifically, a discounted cash flow analysis). As of September 30, 2025, the fair value of the redeemable non-controlling interest has been adjusted to its estimated redemption value with a related adjustment to accumulated deficit.

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

Income Statement Disclosures. In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 will require companies to disaggregate, within the notes to the financial statements, certain expenses presented on the face of the financial statements to enhance transparency and help investors better understand an entity's performance. The amendment will specifically require that an entity disclose the amounts related to purchases of inventory, employee compensation, depreciation and intangible asset amortization. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s financial statement disclosures.

Internal Use Software. In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 amends certain aspects of the accounting and disclosure of software costs. ASU 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for annual reporting period beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures

Recently Adopted Accounting Pronouncements

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 would enhance disclosures for significant segment expenses for all

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance in the fourth quarter of 2024. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial statements and results of operations. See Note 23, Segments, for the updated segment disclosures.

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

The transaction met the requirements to be considered a business combination under FASB ASC 805: Business Combinations (“ASC 805”). The assets and liabilities acquired from Red Trail Energy, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the Closing Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the Closing Date as required under ASC 805.

The Red Trail Purchase Agreement was accounted for using the acquisition method of accounting. The purchase price per the Red Trail Purchase Agreement was $210 million and was adjusted to $208.4 million at the Closing Date, based on minor adjustments to the purchase price and an estimated working capital adjustment (the “Purchase Price”). The Purchase Price was adjusted further based on the final net working capital amount of $1.9 million. The purchase price as of September 30, 2025 is $210.3 million. The Purchase Price was funded through a combination of $103.9 million in cash, of which $10.0 million was paid in escrow in 2024, $99.5 million senior secured term loan facility, net of discount and financing costs, and $5.0 million in the form of a redeemable non-controlling interest investment from OIC.

The Company incurred approximately $4.5 million of direct acquisition-related expenditures for the nine months ended September 30, 2025, which are recognized in General and administrative expense in the Condensed Consolidated Statements of Operations.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total operating revenues	$42,710	$39,759	$129,771	$117,622
Net income (loss)	(7,577)	(21,889)	(25,422)	(64,367)

3.	Tax Credit Recognition and Sales

The U.S. federal government has introduced tax incentives to promote the production of low-carbon fuels and reduce GHG emissions, enhance energy security, and support the rural agricultural economy. Effective January 1, 2025, the Inflation Reduction Act of 2022 (IRA) replaces Section 6426 of the Internal Revenue Code with Section 45Z, providing a clean fuel production credit for the years 2025 through 2027. This was further updated and extended on July 4, 2025, under the OBBBA extending the credit through 2029. Producers of liquid transportation fuels, including SAF, are eligible to qualify for up to $1 per gallon, while producers of RNG could claim an amount exceeding $1 per gallon for significant CI reductions, with the credit amount indexed annually for inflation.

The Company recognizes tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code in accordance with IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the tax incentive is recognized when it is probable that the Company will comply with the provisions of the incentive and that the incentive will be earned. These credits are recognized in “Intangible assets, net” on the Company’s Condensed Consolidated Balance Sheets and as a reduction to COGS in the Condensed Consolidated Statements of Operations, reflecting their role in offsetting the production costs of low-carbon fuels.

Our GevoND and RNG production facilities are eligible for these federal tax credits, which became probable of being earned during the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, the Company recognized $12.5 million and $34.0 million, respectively, of Section 45Z tax credits, which were recorded as a reduction to COGS and a nonmonetary asset recorded within intangible assets. The Company monetizes these tax credits through sale of such credits to third parties.

On June 30, 2025, HoldCo entered into a Tax Credit Transfer Agreement (the “Transfer Agreement”) with a transferee bank, under which HoldCo agreed to supply Clean Fuel Production Credits to the bank from the production of ethanol between January 31, 2025, and December 31, 2025, from its GevoND operation. Under the Transfer Agreement, HoldCo expects to deliver $21.5 million worth of credits to the bank between June 30, 2025, and December 10, 2025, upon satisfaction of certain conditions precedent on each Transfer Date, as defined in the Transfer Agreement, with an initial $4.7 million worth of receivable at the time of execution of the Transfer Agreement, which were received on July 1, 2025. The bank was granted two additional rights: (i) a right of first offer for up to $20 million of additional credits for the 2025 production year, and (ii) a right of first refusal to purchase all 2026 credits at the same price and on substantially the same terms as those set forth in the Transfer Agreement. Under the agreement, if the Company fails to transfer at least 90% of the credits on any Transfer Date, the Company must pay an under-delivery fee to the bank calculated as $0.05 per PTC for the difference between 90% of the max credits and the actual number of tax credits transferred.

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

Other Revenue

The Company recorded limited revenues from the sale of isooctane and software services during the three and nine months ended September 30, 2025 and 2024. The isooctane was sold on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Goods/Service Line	2025	2024	2025	2024
Ethanol	$30,284	$—	$76,037	$—
Ethanol related products	7,943	—	22,184	—
Environmental attributes	3,722	1,780	13,153	9,733
Renewable natural gas	242	173	765	533
Licensing and development revenue	—	—	400	800
Other revenue	519	12	2,693	149
Total operating revenue	$42,710	$1,965	$115,232	$11,215

Contract Assets, Current Liabilities, and Trade Receivables. During the three and nine months ended September 30, 2025 and 2024, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in “Trade accounts receivable, net” on the Company’s Condensed Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. No allowance for credit losses was recorded for each of the three and nine months ended September 30, 2025 and 2024.

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

Basic and diluted net income (loss) per share is calculated as follows (net income (loss) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(7,954)	$(21,156)	$(27,538)	$(61,033)
Basic weighted-average shares outstanding	232,684,017	239,445,900	233,338,776	239,767,047
Net loss per share - basic and diluted	$(0.03)	$(0.09)	$(0.12)	$(0.25)

For the three and nine months ended September 30, 2025 and 2024, potentially dilutive securities excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants	170	19,051	1,691	18,866
Stock options	2,351,974	—	1,811,839	—
Unvested restricted stock awards	3,512,407	1,453,578	3,905,494	614,699
Total	5,864,551	1,472,629	5,719,024	633,565

6.	Restricted Cash

As of September 30, 2025, the Company has restricted cash balances of $35.8 million, of which $28.8 million is included in current assets and $7.0 million is included in non-current assets on the Condensed Consolidated Balance Sheet. The restricted cash consists of $31.2 million held as collateral for a letter of credit to provide financing support for the Company’s Remarketed Bonds, (“the Bond Letter of Credit”), which support the development and construction of NW Iowa RNG (see Note 16, Debt). The letter of credit has a fee of 0.75% annually and expires April 6, 2026, unless terminated earlier. As of September 30, 2025, no amounts have been drawn under the Bond Letter of Credit. In addition, related to the refinancing of $40.0 million of the Remarketed Bonds, in July 2025, the Company established a debt service reserve and an operating and maintenance reserve totaling $7.0 million.

During the three and nine months ended September 30, 2025 and 2024, the Company recorded interest income on the restricted cash balances of $0.3 million and $1.8 million and $0.9 million and $2.7 million, respectively. The interest income is included in “Other (expense) income, net” in the Condensed Consolidated Statements of Operations.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	September 30, 2025	December 31, 2024
Prepaid insurance	$2,115	$1,520
Corn derivative contracts	15	—
Interest receivable	155	730
Prepaid feedstock	544	1,097
Other current assets	2,858	2,573
Total prepaid expenses and other current assets	$5,687	$5,920

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

The Company has four finance leases for land, one for a processing facility, and one for a piece of operating equipment. The land leases are for NW Iowa RNG. The Company leases land from dairy farmers on which it has built three anaerobic digesters, and a gas upgrade facility to condition raw biogas from cow manure provided by the farmers. These leases expire at various dates between 2031 and 2050. The Company accounts for lease components separately from non-lease components for the Company’s dairy lease asset class. The total consideration in the lease agreement is allocated to the lease and non-lease components based on their relative standalone prices. These leases contain options to extend the leases, which management reasonably expects to exercise and are included in the length of the terms. The lease of operating equipment is used at GevoND and expires in 2029. The lease does not contain an option to extend, and contains a purchase option upon termination that the Company expects to exercise.

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

In connection with the Company’s acquisition of substantially all the assets and certain liabilities of Red Trail Energy, the Company assumed rail car lease agreements used to transport dried distillers grains, all of which are classified as operating leases. As these agreements did not specify an implicit interest rate, the Company utilized its estimated incremental borrowing rate to calculate the present value of future minimum lease payments in accordance with purchase accounting requirements as of the acquisition date.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present the (i) costs by lease category, (ii) other quantitative information, and (iii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Nine Months Ended September 30,
	2025	2024
Operating lease cost	$414	$207
Finance lease expense:
Amortization of leased assets	1,074	705
Interest on lease liabilities	166	209
Total lease expense	$1,654	$1,121

	Nine Months Ended September 30,
	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,359	$578
Operating cash flows from operating leases	$569	$296
Finance cash flows from finance leases	$123	$128
Right-of-use asset obtained in exchange for new finance lease liabilities	$202	$2,731
Right-of-use asset obtained in exchange for new operating lease liabilities	$—	$32
Weighted-average remaining lease term, finance leases (months)	65	39
Weighted-average remaining lease term, operating leases (months)	40	48
Weighted-average discount rate - finance leases (1)	15%	17%
Weighted-average discount rate - operating leases (1)	9%	6%

(1)	When our leases do not provide an implicit interest rate, we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

	Operating Leases	Finance Leases
2025 (remaining)	$186	$671
2026	817	43
2027	749	44
2028	568	43
2029	194	32
2030 and thereafter	10	507
Total	2,524	1,340
Less: amounts representing present value discounts	335	246
Total lease liabilities	2,189	1,094
Less: current portion	658	673
Non-current portion	$1,531	$421

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	Inventories

Inventory is valued at the lower of cost or net realizable value. The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	September 30, 2025	December 31, 2024
Raw materials	$7,358	$198
Finished goods
Biofuels	1,560	1,250
Work in process
Environmental attributes	4,361	2,146
Biofuels	5,219	248
Spare parts	3,413	660
Total inventories	$21,911	$4,502

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2025, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was higher than the approximated market price. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

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

The following table provides details regarding the Company's derivative financial instruments as recorded in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2025
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	188	940,000	bushels	$15
Total fair value				$15

The following table sets forth the Company’s gain (loss) recognized in income (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	2025	2024	2025	2024
Corn derivative instruments	Cost of production	$395	$—	$5,602	$—
Total fair value		$395	$—	$5,602	$—

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	September 30, 2025	December 31, 2024
Land	$12,417	$6,592
Plant facilities and infrastructure	106,371	74,255
Machinery and equipment	150,595	79,637
Furniture and office equipment	2,957	2,779
Software	7,723	5,419
Construction in progress	175,153	154,272
Total property, plant and equipment	455,216	322,954
Less: accumulated depreciation and amortization	(111,877)	(101,312)
Property, plant and equipment, net	$343,339	$221,642

During the three months ended September 30, 2025 and 2024, the Company recorded depreciation expense of $4.0 million and $3.1 million, respectively. Depreciation expense recorded into inventory during the three months ended September 30, 2025 and 2024 was $1.5 million and $1.2 million, respectively. During the three months ended September 30, 2025 and 2024, $1.5 million and $0.6 million, respectively was recorded to depreciation expense due to sales of inventory. During the nine months ended September 30, 2025 and 2024, the Company recorded depreciation expense of $10.4 million and $11.0 million, respectively. Depreciation expense recorded into inventory during the nine months ended September 30, 2025 and 2024 was $4.3 million and $3.7 million, respectively. During the nine months ended September 30, 2025 and 2024 $4.5 million and $3.2 million, respectively was recorded to depreciation expense due to sales of inventory. The Company’s Construction in progress primarily relates to our Alcohol-to-Jet projects, in particular engineering work, design work and modularization.

12.	Intangible Assets and Goodwill

Intangible Assets

During the nine months ended September 30, 2025, the Company recognized $34.0 million in Clean Fuel Production Tax Credits as intangible assets, related to the production and sale of low-carbon transportation fuels and SAF under Section 45Z of the Internal Revenue Code. See Note 3 – Tax Credit Recognition and Sales. Other identifiable intangible assets consist of acquired patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products, and identifiable intangible assets. During the nine months ended September 30, 2025, Gevo recognized approximately $46.3 million in customer-related intangible assets as part of the acquisition of substantially all the assets and certain liabilities of Red Trail Energy (see Note 2, Business Combinations, for additional information). These assets represent long-term customer relationships and commercial agreements that are expected to generate sustained revenue over time. They are being amortized over their estimated useful life of 4 years, based on the projected economic benefits derived from the underlying contracts and partnerships.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	September 30, 2025
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,580	$(2,639)	$1,941	6.7
Defensive assets	4,900	(2,361)	2,539	7.7
Developed technology	1,300	(282)	1,018	4.3
Customer-related intangible assets	47,800	(7,818)	39,982	3.3
Trade name	100	(27)	73	3.3
Intangible assets with finite lives	$58,680	$(13,127)	$45,553	3.7

	September 30, 2025
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, net	(Years)
Tax credits	34,006	—	34,006	—
Other intangible assets	$34,006	$—	$34,006	—

	December 31, 2024
			Identifiable	Weighted-
	Gross Carrying	Accumulated	Intangible	Average Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,580	$(2,203)	$2,377	7.4
Defensive assets	4,900	(1,922)	2,978	8.4
Developed technology	1,300	(87)	1,213	5.0
Customer-related intangible assets	1,500	(31)	1,469	16.0
Trade name	100	(8)	92	4.0
Intangible assets with finite lives	$12,380	$(4,251)	$8,129	8.9

The Company recorded amortization expense of $3.3 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded amortization expense of $8.9 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table details the estimated amortization of identifiable intangible assets with finite lives as of September 30, 2025 (in thousands):

			Developed	Customer-Related
	Patents	Defensive Assets	Technology	Intangible Assets	Trade Name	Total
2025 (remaining)	$146	$146	$65	$2,917	$6	$3,280
2026	582	586	260	11,669	25	13,122
2027	582	586	260	11,669	25	13,122
2028	582	586	260	11,669	17	13,114
2029	49	586	173	1,058	—	1,866
2030 and thereafter	—	49	—	1,000	—	1,049
Total intangible assets	$1,941	$2,539	$1,018	$39,982	$73	$45,553

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Goodwill

During the nine months ended September 30, 2025, goodwill increased by $39.8 million, primarily as a result of the acquisition of substantially all the assets and certain liabilities of Red Trail Energy. The increase reflects the difference between the fair value of the net assets purchased from Red Trail Energy, including intangible assets, and the purchase price, with the excess recorded as goodwill. The goodwill recognized in this acquisition is primarily attributable to expected synergies from integrating operations, as well as other factors that are not individually identifiable or separately recognized.

The following table sets forth the changes in the carrying amount of goodwill (in thousands) as of:

	September 30, 2025	December 31, 2024
Goodwill, beginning of period	$3,740	$—
Acquisitions	37,815	3,742
Goodwill acquisition balance adjustments	2,003	(2)
Goodwill, end of period	$43,558	$3,740

13.	Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	September 30, 2025	December 31, 2024
Deposits	$507	$184
Prepaid feedstock	2,650	2,636
Equity interest (1)	1,500	1,500
Deposits receivable (2)	55,065	47,737
Earnest money deposit (3)	—	10,000
Other assets, net (4)	12,280	13,566
Total deposits and other assets	$72,002	$75,623
(1)	The Company directly holds a 3.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. Recent observable equity raises indicated no impairment issues or an increase to the carrying value. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary. See Note 19, Commitments and Contingencies, for additional information.
(2)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce to design and construct the power generation, transmission and distribution facilities that will serve ATJ-60, $5.5 million of which will be either reimbursed or used as an investment into the wind generation facility and the remaining $49.6 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(3)	Earnest money deposited in connection with the Red Trail Energy Purchase Agreement. See Note 2, Business Combinations, for additional information.
(4)	Expenditures related to the feedstock agreements.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.	Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities (in thousands) as of:

	September 30, 2025	December 31, 2024
Accounts payable	$3,186	$539
Accrued liabilities	26,135	9,873
Accrued construction in progress	1,199	2,595
Accrued payroll and related benefits	9,528	8,999
Total accounts payable and accrued liabilities	$40,048	$22,006

15.	Asset Retirement Obligation

During the nine months ended September 30, 2025, the Company recognized a liability for the estimated costs associated with the retirement of certain assets that are subject to legal or contractual obligations. These assets primarily relate to the decommissioning of RNG production facilities and associated infrastructure at our RNG plant. Additionally, the Company recognized an ARO related to the closure plan for our Class VI injection and monitoring wells at the GevoND operation.

The Company estimates the fair value of the ARO based on current regulatory requirements and historical cost data, considering appropriate inflation and discount rates for the estimated timeline of asset removal. The fair value of the estimated ARO is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset.

The following table summarizes the Company’s asset retirement obligation (in thousands) as of:

September 30, 2025
Asset retirement obligation, beginning of period	$—
Liabilities assumed upon acquisition	1,018
Liabilities incurred	1,093
Accretion expense	102
Asset retirement obligation, end of period	$2,213

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

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

The Remarketed Bonds retained the same $68.2 million principal amount and maturity date of January 1, 2042. The Remarketed Bonds now bear interest of 3.875% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually with a first mandatory tender date of April 1, 2026. The effective interest rate is 1.2%. The Company incurred $1.7 million of debt issuance costs associated with the remarketing. On July 10, 2025, $40.0 million of the Remarketed Bonds were refinanced. The current portion of the Remarketed Bonds of $28.2 million is included in current liabilities on the Condensed Consolidated Balance as of September 30, 2025. As of September 30, 2025, debt issuance costs net of amortization for the Remarketed Bonds was $0.2 million.

The Remarketed Bonds were supported by a $69.6 million New Bond Letter of Credit; see Note 6, Restricted Cash, issued to the incumbent Trustee that can draw sufficient amounts on the New Bond Letter of Credit to pay the principal and interest, in case of default, until the first mandatory tender date of April 1, 2026. The current portion of the New Bond Letter of Credit of $28.2 million is included in Restricted Cash in current assets on the Condensed Consolidated Balance sheet as of September 30, 2025. As of September 30, 2025, no amounts have been drawn under the New Bond Letter of Credit.

2025 Bonds

On July 10, 2025, Barclays Capital Inc. purchased $40.0 million of the Remarketed Bonds (the “2025 Bonds” or “Series 2025A Bonds”) on a non-recourse basis. This partial refinancing enabled Gevo to release $40.8 million of restricted cash, including interest of $0.8 million, which was securing the letter of credit and returned approximately $30.4 million of cash to Gevo after paying debt issuance costs of $3.4 million and funding the Debt Service Reserve Fund of $4.0 million and the Operating and Maintenance Reserve Fund of $3.0 million associated with the 2025 Bonds. The total amount of the funds is included in noncurrent restricted cash on the Condensed Consolidated Balance Sheet at September 30, 2025. The reserve funds were paid to UMB Bank, the trustee of the bonds. The Debt Service Reserve Fund serves as security for the payment of principal and interest on the bonds. The Operating and Maintenance Reserve Fund also serves as security for the maintenance and operating expenses of the RNG project.

The 2025 Bonds are in the form of two separate term bonds. Term Bond 1 has a principal amount of $13.8 million, bears interest at 8.125% per annum, and requires semi-annual principal and interest payments beginning January 1, 2026 through July 1, 2030. Term Bond 2, in the principal amount $26.2 million, bears interest at 8.5%, and requires semi-annual principal and interest payments beginning January 1, 2031 through July 1, 2036. The unamortized debt issuance costs related to the 2025 Bonds as of September 30, 2025 was $3.7 million. The refinancing of the Remarketed Bonds was accounted for as a partial extinguishment of debt. The Company recorded a loss on extinguishment of debt in the amount of $0.4 million related to the refinanced portion of unamortized debt issuance costs on the Remarketed Bonds. The loss is included in other income (expense) on the Condensed Consolidated Statement of Operations. The indenture to the 2025 Bonds contains covenants requiring the maintenance of corporate existence, compliance with laws and prohibits any pledge, liens or encumbrances of the pledged assets. The Company was in compliance with all covenants of the 2025 Bonds as of September 30, 2025.

Credit Agreement

On January 31, 2025, the Company, through its subsidiaries Net-Zero North HoldCo, LLC, Richardton-CCS, Net-Zero-Richardton, and other affiliates (the “Borrower”), entered into a Credit Agreement (the “Agreement”) with OIC Investment Agent, LLC as the administrative agent and collateral agent for the secured parties (“Lenders”), in connection with the Red Trail Energy

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In connection with the Term Loan, and subject to the other terms under the Agreement, Lenders made an equity investment in HoldCo equal to $5 million on the Closing Date. The organizational documents of HoldCo also provide Lenders with the right to appoint two non-voting observers to the board of managers of HoldCo.

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

In April 2021, the balance of $0.6 million of loans and accrued interest obtained through the SBA PPP were forgiven. The remaining SBA Loan totals $0.2 million, bears interest at 1.0% per annum and matures in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021, and were fully paid off in April 2025.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The summary of the Company’s long-term debt is as follows (in thousands) as of:

	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Term Loan	11.5%	January 2030	$105,000	$—
Remarketed Bonds	3.9%	April 2026	28,155	68,155
Series 2025A Term Bond 1	8.1%	July 2030	13,835	—
Series 2025A Term Bond 2	8.5%	July 2036	26,165	—
SBA loans	1.0%	April 2025	—	21
Total debt			173,155	68,176
Less: debt issuance costs			(8,684)	(1,046)
Total debt, net			$164,471	$67,130
Less: current portion			(30,281)	(21)
Total non-current debt			$134,190	$67,109

Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2025 (remaining)	$—
2026	30,455
2027	2,550
2028	2,760
2029	2,990
2030 and thereafter	134,400
Total debt	$173,155

17.	Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”), and the Employee Stock Purchase Plan.

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2025, upon approval of stockholders at the 2025 Annual Meeting of Stockholders, the 2010 Plan was amended and restated to (1) increase the number of shares of common stock reserved for issuance under the 2010 Plan by 15,000,000 shares (providing for a total of 52,984,207 shares under the 2010 Plan), and (2) extend the term of the 2010 Plan to May 21, 2035. At September 30, 2025, 9,221,847 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth the Company’s equity classified stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of production	$17	$16	$33	$47
General and administrative	1,937	3,113	5,332	10,772
Other operating expenses	408	657	1,139	1,666
Total stock-based compensation	$2,362	$3,786	$6,504	$12,485

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the nine months ended September 30, 2025, were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average	Aggregate
	Number of	Exercise	Term	Grant-Date	Intrinsic
	Options	Price (1)	(years)	Fair Value	Value
Options outstanding at December 31, 2024	14,103,458	$2.24	8.4	$1.90	$8,874
Granted	6,893,724	1.17
Forfeited and expired	(537,281)	2.37
Exercised	(533,535)	0.85
Options outstanding at September 30, 2025	19,926,366	$1.91	8.4	$1.64	$13,349
Options vested and expected to vest at September 30, 2025	19,926,366	$1.91	8.4	$1.64	$13,349
(1)	Exercise price of options outstanding ranges from $0.67 to $20.00 as of September 30, 2025.

As of September 30, 2025, 9.1 million stock options were exercisable. As of September 30, 2025, the total unrecognized compensation expense relating to stock options was $8.6 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.5 years.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Non-vested restricted stock awards and the changes during the nine months ended September 30, 2025, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2024	7,588,144	$1.08
Granted	2,360,659	$1.21
Vested and issued	(3,131,285)	$1.29
Forfeited and expired	(373,501)	$1.13
Non-vested at September 30, 2025	6,444,017	$1.02

As of September 30, 2025, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to restricted stock awards was $5.5 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.4 years.

18.	Income Taxes

The Company has incurred operating losses since inception; therefore, no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of our deferred tax assets as they relate to income taxes. Our effective tax rate from continuing operations was 0% for each of the three and nine months ended September 30, 2025 and 2024. The rate differs from the U.S. Federal statutory tax rate of 21% due to a full valuation allowance. On July 4, 2025, OBBBA was signed into law, which may be subject to further clarification and the issuance of interpretive guidance. OBBBA did not have a material impact to the effective tax rate for the three months ended September 30, 2025 and we do not expect OBBBA to have a material impact on our effective tax rate for the current fiscal year

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

State Tax Audit. During 2023, the Company was notified of a pending sales and use tax audit by the South Dakota Department of Revenue for the period covering January 2021 through December 2023. Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the Company concluded that certain losses on litigation were probable and estimable; as a result, the Company recorded $0.9 million accrual for use tax contingencies, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2025, the Company did not have any liabilities associated with indemnities.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2025.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG business. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Firm Purchase Commitments for Corn. To ensure an adequate supply of corn to operate the GevoND plant, the Company enters into contracts to purchase corn from local farmers and elevators. As of September 30, 2025, the Company had various fixed price contracts for the purchase of approximately 3.2 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $13.8 million related to the 3.2 million bushels under contract.

The estimated commitments as of September 30, 2025, and thereafter are shown below (in thousands):

						2030 and
	2025	2026	2027	2028	2029	thereafter	Total
Fuel supply payments	$409	$1,714	$2,055	$1,748	$2,202	$30,049	$38,177
East River commitment	—	195	6,858	—	—	—	7,053
Firm purchase commitments for corn	13,790	—	—	—	—	—	13,790
Renewable energy credits	36	142	142	142	142	1,468	2,072
Water purchases	424	424	424	424	424	—	2,120
Electricity above use (est.)	92	—	—	—	—	—	92
Total	$14,751	$2,475	$9,479	$2,314	$2,768	$31,517	$63,304

20.	Fair Value Measurements

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at September 30, 2025, and December 31, 2024 are as follows (in thousands):

		Fair Value Measurements at September 30, 2025
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$22,695	$22,695	$—	$—
Commodities derivative instruments	15	—	15	—
Total	$22,710	$22,695	$15	$—

Fair Value Measurements at December 31, 2024
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$189,389	$189,389	$—	$—
(1)	Cash and cash equivalents includes $22.7 million and $186.7 million invested in U.S. government money market funds as of September 30, 2025 and December 31, 2024, respectively.

The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2024, and September 30, 2025.

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

Term Loan and Series 2025A Bonds

The fair value of the Term Loan entered into on January 31, 2025, and the fair value of the Series 2025A Bonds entered into on July 10, 2025, are estimated to be equal to their carrying amount as of September 30, 2025, due to the short duration for which the loan and the bonds were outstanding during the period.

The carrying values and estimated fair values of the Term Loan, the Remarketed Bonds and the Series 2025A Bonds as of September 30, 2025, are summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
Term Loan	$105,000	$105,000
Remarketed Bonds	$28,155	$28,123
Series 2025A Bonds	$40,000	40,000

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Redeemable non-controlling interest

The following table reflects the changes in the fair value of the redeemable non-controlling interest as of September 30, 2025:

Redeemable Non-
Controlling Interest
Contributions from non-controlling member made on January 31, 2025	$5,000
Net income attributable to non-controlling member	917
Fair value adjustment	39
Ending balance as of September 30, 2025	$5,956

21.	Stockholders’ Equity

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

As of September 30, 2025, the Company has remaining capacity to issue up to $500.0 million of common stock under the at-the-market offering program.

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

We did not repurchase shares of common stock under the stock repurchase program during the three and nine months ended September 30, 2025. The Company repurchased 1.1 million and 7.2 million shares of common stock for $0.6 million and $4.7 million under the stock repurchase program during the three and nine months ended September 30, 2024, respectively. Shares were repurchased at market value, and were retired immediately upon repurchase. As of September 30, 2025, approximately $20.3 million remained available under the stock repurchase program.

Warrants

In June 2022, the Company completed a registered direct offering (“the June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of September 30, 2025, none of the Series 2022-A Warrants had been exercised.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In addition to the Series 2022-A Warrants, the Company had warrants that were issued in conjunction with a registered direct offering in August 2020 (the “Series 2020-A Warrants”). The remaining 4,133 unexercised Series 2020-A Warrants expired on July 6, 2025.

The Series 2022-A Warrants are classified as a component of equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable and will expire five years from the date of issuance, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Series 2022-A Warrants do not provide any guarantee of value or return.

The following table sets forth information regarding unexercised warrants outstanding as of September 30, 2025:

					Shares	Shares
					Issued upon	Underlying
				Shares	Warrant	Warrants
			Exercise	Underlying	Exercises as	Outstanding
			Price as of	Warrants on	of	as of
	Issuance	Expiration	September 30,	Issuance	September 30,	September 30,
	Date	Date	2025	Date	2025	2025
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				33,333,336	—	33,333,336
(1)	Equity-classified warrants.

During the nine months ended September 30, 2025 and 2024 no warrants were exercised.

22.	Variable Interest Entities

The Company has entered into agreements with various special purpose entities (“SPEs”) to facilitate the development and construction of facilities designed to provide carbon neutral power for the Company’s operations. These SPEs are structured as a limited liability companies.

Nonconsolidated VIEs

During September 2022 and February 2023, the Company entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”), a national clean energy expert that provides expertise in capital management, development, engineering, and asset management, to develop and construct renewable power generation facilities through project entities: Kingsbury County Wind Fuel, LLC (“KCWF”) and Dakota Renewable Hydrogen, LLC (“DRH” and together with KCWF, the “Project LLCs” and each, individually, a Project LLC”), respectively. In December 2023 the agreements with ZEDI related to the two Project LLCs were amended to remove certain kickout rights that previously existed.

Each Project LLC is currently funded via advances for certain long lead equipment items from Gevo. The Company has made certain refundable project advances indirectly to the Project LLCs via ZEDI, to induce ZEDI to design and construct the power generation, transmission and distribution facilities that will supply renewable energy for the Company’s future operations.

Each Project LLC is a VIE, and the Company holds an implicit variable interest in each Project LLC. As of December 2023, we have concluded that the removal of the kickout rights from the agreements has resulted in a loss of control and that, therefore, the Company is no longer the primary beneficiary of the Project LLCs. The Project LLCs are a VIE because their equity is insufficient to maintain their on-going collateral requirements without additional financial support from the Company.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

There was no gain or loss recognized as a result of the deconsolidation of the Project LLCs. We have recognized $55.1 million in Deposits and other assets related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs.

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

GevoFuels segment. GevoFuels is a cornerstone of the Company’s operations, committed to driving low-cost, sustainable, and American-made energy solutions. Our focus is on advancing practical, low-carbon energy alternatives that promote energy independence and strengthen the economy. This segment is dedicated to the development, construction, and operation of Alcohol-to-Jet projects that are not only good for the environment but also cost-effective for businesses and consumers. Our flagship projects represent groundbreaking greenfield initiatives focused on producing sustainable aviation fuel (“SAF”) in the United States.

GevoRNG segment. The Renewable Natural Gas segment includes GevoRNG which is an innovative project that leverages anaerobic digestion technology to capture and convert methane emissions into renewable natural gas. This project plays a significant role in addressing both the environmental impact of methane emissions and the growing demand for cleaner energy alternatives. RNG is chemically identical to conventional natural gas, but it is produced from organic waste rather than fossil fuels, making it a sustainable and carbon-neutral energy source. By converting methane emissions into RNG, GevoRNG helps mitigate the environmental impact of livestock farming, specifically reducing the GHGs that contribute to climate change.

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

	Three Months Ended September 30, 2025
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$517	$—	$3,965	$38,228	$42,710
Less:
Depreciation and amortization	808	—	1,776	4,820	7,404
Research and development	1,273	—	—	—	1,273
Project development	2,797	547	—	(115)	3,229
Operating and other expenses	11,586	—	1,706	21,202	34,494
Income (loss) from operations	(15,947)	(547)	483	12,321	(3,690)
Interest expense	(118)	—	(1,732)	(3,357)	(5,207)
Interest and investment income	831	—	—	157	988
Consolidated net income (loss)	(14,782)	(550)	(1,249)	9,004	(7,577)

Acquisitions of property, plant, and equipment	(323)	764	369	1,464	2,274
Goodwill as of September 30, 2025	3,790	—	—	39,768	43,558
Total assets as of September 30, 2025	111,241	228,610	87,768	257,588	685,207

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended September 30, 2024
	Gevo	GevoFuels	GevoRNG	Consolidated
Revenues	$13	$—	$1,952	$1,965
Less:
Depreciation and amortization	2,822	—	672	3,494
Research and development	1,113	—	—	1,113
Project development	5,021	1,572	—	6,593
Operating and other expenses	10,662	—	4,111	14,773
Loss from operations	(19,605)	(1,572)	(2,831)	(24,008)
Interest expense	(227)	—	(880)	(1,107)
Interest income	3,817	—	—	3,817
Consolidated net loss	(15,879)	(1,572)	(3,705)	(21,156)

Acquisitions of property, plant, and equipment	1,350	7,658	743	9,751
Goodwill as of December 31, 2024	3,740	—	—	3,740
Total assets as of December 31, 2024	297,979	208,309	77,653	583,941

	Nine Months Ended September 30, 2025
	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$3,093	$—	$13,918	$98,221	$115,232
Less:
Depreciation and amortization	2,334	—	4,553	13,352	20,239
Research and development	3,259	—	—	—	3,259
Project development	7,491	1,647	—	(76)	9,062
Operating and other expenses	39,306	—	6,957	54,442	100,705
Income (loss) from operations	(49,297)	(1,647)	2,408	30,503	(18,033)
Interest expense	(492)	—	(3,486)	(8,868)	(12,846)
Interest, investment and other income	3,798	—	—	282	4,080
Consolidated net income (loss)	(45,615)	(1,650)	(1,098)	21,742	(26,621)

Acquisitions of property, plant, and equipment	2,408	15,574	1,579	1,860	21,421
Goodwill as of September 30, 2025	3,790	—	—	39,768	43,558
Total assets as of September 30, 2025	111,241	228,610	87,768	257,588	685,207

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Nine Months Ended September 30, 2024
	Gevo	GevoFuels	GevoRNG	Consolidated
Revenues	$950	$—	$10,265	$11,215
Less:
Depreciation and amortization	8,875	—	3,347	12,222
Research and development	4,302	—	—	4,302
Project development	15,842	3,806	—	19,648
Operating and other expenses	32,259	—	13,962	46,221
Loss from operations	(60,328)	(3,806)	(7,044)	(71,178)
Interest expense	(558)	—	(2,204)	(2,762)
Interest income	12,504	—	—	12,504
Consolidated net loss	(49,765)	(3,806)	(7,462)	(61,033)

Acquisitions of property, plant, and equipment	11,702	22,969	1,788	36,459
Goodwill as of December 31, 2024	3,740	—	—	3,740
Total assets as of December 31, 2024	297,979	208,309	77,653	583,941

24. Subsequent Events

On November 5, 2025, the Company announced that it had contracted for the sale of the remaining 2025 from its Gevo North Dakota facility for a total of $30.0 million worth of credits to Stifel Financial Corp and Capital Community Bank.

On November 4, 2025, the Company completed the previously announced sale of Agri to A.E.. The sale includes Agri’s 18- million gallon per year ethanol production facility and a portion of the adjacent land in Luverne, Minnesota. The sales price is comprised of $2.0 million in cash and a $5.0 million note receivable. The sale of the plant is expected to save approximately $2.0 million per year in idle facility costs. The Company has retained ownership of the majority of the isobutanol production assets onsite and approximately 30 acres of land adjacent to the ethanol facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21-E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our revenues, results of operation and liquidity, our expectations regarding the financing, development, and construction of our projects, and the associated costs, our ability to produce our products, our expectations regarding the demand for our products and our ability to meet such demand, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon or “net zero” carbon renewable fuels, our ability to replace our fossil-based energy sources with renewable energy sources at our Alcohol-to-Jet Projects and elsewhere, our expectations regarding jet fuel consumption, our expectations regarding the location, start-up date and production results for our Alcohol-to-Jet (“ATJ”) Projects, our expectations regarding the anticipated benefits of our acquisition of the majority of the assets of Red Trail Energy, LLC (“Red Trail Energy”) and the impact thereof on our financial results and operations, our expectations regarding the benefits of ETO (as defined below) technology, our expectations regarding our ability to produce and the anticipated benefits of renewable liquid hydrocarbons, our expectations regarding our ability to produce and resell protein and other products for use in the food chain, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce synthetic aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business and the sources of those funds, our ability to successfully operate our renewable natural gas (“RNG”) facilities in Iowa and our expectations regarding levels of RNG production, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, our expectations regarding the demand for and revenue to be generated from the sale of carbon credits, our expectations regarding reimbursement of costs incurred under the USDA Grant (defined below), the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-jet development and production, additional competition, the expected sale of Agri-Energy, LLC and the timing thereof, and changes in economic conditions. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”), including Item 1A. “Risk Factors” of our 2024 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Company Overview

We are a growth-oriented company that focuses on hard to decarbonize market sectors such as jet fuel, certain specialty fuels, on-road fuels, chemicals and materials, and certain products for the food chain such as protein and feeds made as co-products from our processes. Each of the market areas that Gevo focuses on has the common need for carbon-based products and is not conducive to full electrification or hydrogen. We produce and sell competitively priced, renewable, drop-in products for these sectors, and generate carbon abatement value through our plant design and business systems. Carbon abatement value can be valorized via Renewable Identification Numbers (“RINs”), state credits, tax credits available under the Inflation Reduction Act (“IRA”) and One Big Beautiful Bill Act (“OBBBA”), Canada’s Clean Fuel Regulations (“CFR”) and the value of Scope 3 greenhouse gas (“GHG”) emissions for end customers. Gevo is primarily a project development, investment, and technology company, which also holds certain operating assets with the intent of generating cash flow.

Our primary market focus, given the large demand and growing customer interest, is carbon abated hydrocarbon fuels, including jet fuel. We believe that jet fuel produced from an ATJ process is the most economically viable approach to meet growing jet fuel demand and to generate value from carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline and racing fuel blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes for plastics and materials; and other chemicals. With our facility in North Dakota (“GevoND”), which specializes in the production of ethanol and feed co-products from corn and sequestering carbon through its carbon capture and sequestration asset, we have expanded our capabilities in the biofuels and carbon marketing sector. GevoND complements our renewable fuels strategy and enhances our ability to provide sustainable fuel alternatives and carbon sequestration, supporting our broader goal of diversifying valuable product streams.

In the United States, we believe that the most practical economical feedstock to make jet fuel and other hydrocarbons are plant sugars from non-food corn. During processing, the corn kernels’ sugars (carbohydrates) are converted into ethanol, and the resulting protein and oil fractions are captured and marketed as valuable co-products. The ethanol can then be converted into jet fuel through a series of catalytic chemical process steps. For its initial series of ATJ plants, Gevo uses commercially proven process steps, and optimizes them into an overall design that creates high selectivity of products, and minimizes energy use in the integrated plant. The jet fuel and diesel products are drop-in fuels that meet standard specifications. In addition to meeting standard fuels specifications, production of the fuels also create the attributes of carbon removal and carbon abatement. In other words, it is possible through Gevo process designs, carbon sequestration, and energy sourcing to produce jet fuel that can achieve a zero or even negative footprint across the whole life cycle. Market demand for jet fuel continues to increase, and the Company’s technologies are designed to produce economical, sustainable fuel that may help address this demand. In addition, global interest in carbon abatement and removal is growing, and the Company’s processes are designed to enable participation in this evolving market.

We use the Argonne National Laboratory’s Greenhouse gases, Regulated Emissions, and Energy use in Transportation model (the “GREET Model”) to measure, predict and verify GHG emissions across the life cycle of our products. Gevo expects that by using sustainably grown feedstock (e.g., low till, no-till cultivation, ethanol and other alcohols) and renewable and substantially decarbonized energy sources, drop-in hydrocarbon fuels can be produced that have a reduced or eliminated full life cycle footprint measured from the capture of renewable carbon through the burning of the fuel. This is because such feedstocks come from crops, which take carbon dioxide out of the atmosphere and convert it into biomass through photosynthesis. This yields vital amino acid nutrients, or protein, that humans and animals can consume, as well as vegetable oil and carbohydrates, or sugar. The plant sugar may be fermented with microorganisms to produce a clean alcohol suitable for on-road fuels, or for further industrial scale chemical processing into hydrocarbons. Given the overabundance of plant-derived sugar, the growing unmet demand for drop-in, renewable hydrocarbons such as jet fuel, and the availability of demonstrated industrial-scale technologies that can convert plant sugars to alcohols and then to hydrocarbons, we view our projects as first movers in an attractive, scalable new industry connecting this overabundance of plant sugar to unmet demand for products such as low-carbon ethanol, nutrients and jet fuel.

Gevo has put together the business system for producing and marketing jet fuel via the ATJ platform with the intent of offering this system to other producers of jet fuel.

Our ATJ platform includes:

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

Gevo has an intellectual property portfolio consisting of hundreds of patents, many of which center around our ATJ platform, as well as proprietary know-how. In addition, we have partnered with other leading global technology companies to develop this system focused on two standard sizes, 30 and 60 million gallons per year (“MMGPY”) of SAF, referred to as ATJ-30 and ATJ-60, respectively. It is our intent to deploy ATJ-30 at our GevoND site. ATJ-30 would upgrade the low-carbon ethanol already produced onsite to SAF.

GevoND. Gevo through certain of its subsidiaries, acquired substantially all of the assets and assumed certain liabilities of Red Trail Energy on January 31, 2025, for a purchase price of $210 million, subject to customary adjustments, including a working capital adjustment. The transaction was funded through a combination of Gevo cash, and a $105 million senior secured term loan facility. Simultaneous with the closing of the transaction, Orion Infrastructure Capital (“OIC”), a U.S.-based private investment firm made a $5 million investment in the form of a redeemable non-controlling interest (“NCI”) in GevoND. This NCI is subject to a Put/Call option feature, which grants Gevo the right to call (purchase) the units held by OIC, and OIC the right to put (sell) the units to Gevo under certain conditions. These options are exercisable for a period of three years following the repayment of all outstanding debt under the credit agreement with OIC. As a result of the redeemable nature of this non-controlling interest, it has been classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets.

The acquired assets include an ethanol production plant, a carbon capture and storage well, and leases which give us rights to use additional pore space for carbon capture. The operational personnel of Red Trail Energy joined Gevo upon the closing of the acquisition. The acquired ethanol production facility converts corn into ethanol and distillers grains, a high-protein animal feed containing essential amino acid nutrients, and corn oil. The included carbon capture and sequestration (“CCS”) assets support Gevo’s broader carbon abatement goals, particularly in relation to its Renewable Jet Fuel Platform. We believe the acquisition strengthens Gevo’s growth trajectory by adding ethanol production, distillers grains, corn oil, and carbon dioxide removal (“CDR”) credit sales to our revenue stream, while also enhancing our capabilities in CCS and supporting our broader strategic efforts in SAF production which use low-carbon alcohol as a feedstock.

We have begun sales of the resultant carbon tax credits from our CCS asset in North Dakota. In June 2025, we executed an agreement to sell tax credits to generate cash flow for our North Dakota operation.

ATJ-30. We have duplicated and modified the ATJ-60 design into an ATJ-30 design which we expect will be deployed for our GevoND site, which would upgrade the low-carbon ethanol already produced onsite to jet fuel. We expect to continue engineering and development through 2025 and into 2026 before completing the front-end engineering design (“FEED”) phase of the project. At the end of FEED, we expect to have a capital estimate and schedule for the project. Because we began with the designs and know-how from the ATJ-60 project, we are able to shorten the time and costs to complete the development phase of the project. An ATJ-30 plant located at and integrated to our existing ethanol plant and carbon sequestration is our current primary focus for jet fuel commercialization.

ATJ-60. ATJ-60 is designed to produce approximately 65 MMGPY of total hydrocarbon volumes, including 60 MMGPY of SAF. The liquid hydrocarbons, when burned, are expected to have a “net zero” GHG footprint. Along with the hydrocarbons, ATJ-60 is expected to produce approximately 1.3 billion pounds per year of high-value protein products for use in the food chain and approximately 30 million pounds per year of corn oil. Our products will be produced in three steps: the first step is milling the corn to produce the carbohydrates needed for the production of SAF while simultaneously enabling the production of protein and oil; the second step produces alcohols using carbohydrate-based fermentation; and the third step is the conversion of the alcohols into hydrocarbons. In connection with the planned construction of Gevo’s ATJ-60 SAF facility, Gevo commissioned an analysis by Charles River Associates, which estimated that the facility will contribute approximately $116 million annually to the local economy, generating 100 direct jobs at the plant and creating an additional 736 local jobs. Furthermore, the analysis estimated that (i) the construction phase of the ATJ-60 facility is projected to provide a temporary $184 million economic boost and support 1,266 jobs; and (ii) the facility is expected to generate $1.82 per gallon of SAF produced in local economic value and contribute an estimated $23 million annually in federal tax revenue. However, given the uncertainty associated with the Summit Carbon Solutions pipeline for carbon sequestration, this project is currently on hold.

We currently expect to finance the construction of ATJ plants at the subsidiary level using a combination of Company equity, and capital from project level equity and debt financing. Cash distributions from future ATJ plant earnings would be proportionate to Gevo’s ownership in such plants under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects.

In order to achieve full construction financing for an ATJ plant, we need to secure debt and possibly third-party equity. On October 16, 2024, we received a conditional commitment from the U.S. Department of Energy (“DOE”) Loan Programs Office (“LPO”) for a loan guarantee facility with a capacity of approximately $1.6 billion (including capitalized interest during construction). This milestone was significant as it helped to validate ATJ plant design integrity, which is underpinned by the DOE LPO’s diligence process. On October 8, 2025, the company received a letter from the DOE LPO granting an extension of the Conditional Commitment until April 16, 2026 (the “Extension”). The Extension allows the Company and DOE LPO to evaluate certain potential modifications to the project scope under the conditional commitment in order to address energy policies and priorities. The Conditional Commitment will remain effective during the extension period in order to allow for modifications which satisfy DOE LPO. The potential scope modifications include the construction of a lower cost ATJ-30 facility at GevoND and the optimal use of captured carbon dioxide for enhanced oil recovery.

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

Verity. Verity Holdings, LLC (“Verity”), a wholly owned subsidiary of Gevo, is developing a data and software platform designed to support traceability, compliance reporting, and the monetization of carbon intensity (“CI”) reductions across the renewable fuels supply chain. The Verity platform currently enables the collection, aggregation and end-to-end tracking of data from agricultural production and processing partners to support reporting under federal and state regulatory programs, including Section 45Z and LCFS programs in California, Oregon, Washington, British Columbia and other Canadian provinces. In 2025, Verity began onboarding customers across multiple segments of the supply chain, including grain elevators, biofuel producers, and supply chain partners, with the goal of enabling full lifecycle CI tracking and audit support. While still in the early stages of commercialization, Verity is actively building capabilities to support measurement, reporting, and verification (“MRV”) of Scope 1 and Scope 3 carbon insets and other environmental attributes. The platform is intended to support Gevo’s Alcohol-to-Jet Projects and is expected to evolve into a core infrastructure asset for CI tracking and carbon monetization across the broader low-carbon fuels and agriculture ecosystem.

Key Verity project highlights include:

●	Development of Verity began as a value-added service for our SAF production, and was then expanded to support external customers;
●	Eight customers are currently contracted including ethanol producers, soybean processors and grain elevators, with additional customers in our pipeline;
●	Completed its first privately-sponsored grower’s program for a biofuel client in the midwestern U.S.;
●	Established agreements with two soybean processors to track the environmental attributes of soybeans, including soybean oil and renewable diesel;
●	Acquired Cultivate Agricultural Intelligence, LLC (“CultivateAI”), a cloud-based, mobile software-as-a-service (“SaaS”) platform that helps stakeholders make informed, data-driven decisions with real-time analytics. Currently we are integrating CultivateAI’s platform with Verity’s attribute tracking solutions to deliver advanced solutions for carbon abatement across industries such as in food, feed, fuels and industrial markets; and
●	Capital light, fee-based, industry-agnostic business model.

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

Verity Contracts. In March 2023, we entered into a joint development framework agreement with Southwest Iowa Renewable Energy; in August 2023, we entered into a joint development framework agreement with a second ethanol producer in the midwestern U.S. that has over 100 million gallons of capacity; and in October 2023, we entered into an agreement with a third ethanol producer in the southwestern U.S. These agreements include commercial terms and profit-sharing frameworks. As we grow Verity as an externally facing business, we are working to sign up additional ethanol and biofuel customers. Our customers agreements focus on implementing Verity technology and developing the market for carbon credits to help farmers and biofuel producers quantify the CI reductions for their products.

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

In the third and fourth quarters of 2024, Verity entered into agreements with two additional ethanol plants, extending our reach in the U.S. ethanol market. One of those plants is GevoND, formerly Red Trail Energy, which Gevo acquired in January of 2025. Verity also added two soybean processing facilities to assist in tracking environmental aspects of soybean oil and renewable diesel, enabling them to expand into new markets. We expect to continue adding new Verity customers from our sales pipeline.

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

USDA Grant. On April 22, 2025, we received notification of the termination of the U.S. Department of Agriculture (“USDA”) Partnerships for Climate-Smart Commodities grant for Gevo’s Climate-Smart Farm-to-Flight Program (the “USDA Grant”). The termination did not have a material impact on the financial statements for the nine months ended September 30, 2025, nor impact Gevo’s commercial objectives, since the critical work under the project had already been completed.

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

Ethanol to Olefins and the Axens Agreement. Axens North America, Inc. (“Axens”) and Gevo are building on their previous successful commercial cooperation to ensure they remain leaders in the ethanol-to-jet space by partnering with IFPEN on the final development and commercial deployment of Gevo’s next-generation ethanol-to-olefins (“ETO”) process for fuel applications that are expected to achieve zero carbon intensity or better. Gevo’s ETO process produces light olefins from ethanol, which can then be converted to transportation fuels utilizing commercially proven oligomerization and hydrogenation technologies. Provided the technology development is completed successfully, Gevo is expected to lead deployment of its ETO technology in North America with an effort to bring high-quality jobs and economic development to rural America, and Axens would provide process licensing, catalyst, equipment, and engineering services globally.

Luverne Facility. On May 28, 2025, Gevo entered into a definitive agreement to sell Agri-Energy, LLC (“Agri”), a wholly owned subsidiary of Gevo, to A.E. Innovation, LLC (“A.E.”) for $7 million, which closed in October 2025. The transaction included the Luverne Facility. Gevo retained ownership of certain isobutanol production related assets and a portion of the vacant land at the site for future use. With these retained assets, Gevo could potentially produce up to 1 million gallons per year of isobutanol, which can be sold as a specialty chemical or converted into isooctane and jet fuel. A.E., an agriculture-oriented buyer group located in Minnesota, acquired the ethanol plant and a portion of the land with the intent to restart ethanol production, which has been idled since 2022 as we shifted focus to our Renewable Jet Fuel Platform. Over the last several years, the Luverne Facility, in conjunction with local farmers, has been used as a demonstration site for educating Gevo’s stakeholders about regenerative agriculture and the versatility of corn and its co-products, as well as biofuel production, including SAF, isobutanol, and ethanol.

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

	Three Months Ended September 30,
(in thousands, unless otherwise indicated)	2025	2024	Change	Change %
Operating revenues
Renewable natural gas (RNG)	$243	$173	$70	40%
Environmental attributes - RINs	1,979	896	1,083	121%
Environmental attributes - LCFS	1,742	883	859	97%
Total operating revenues	$3,964	$1,952	$2,012	103%
RNG metrics (MMBtu)
RNG production volumes	92	101	(9)	(9)%
Plus: Prior period RNG volumes dispensed in current period	—	—	—	100%
Less: RNG production volumes dispensed	(92)	(101)	9	(9)%
Total RNG volumes available for RIN and LCFS generation (1)	—	—	—	100%
RIN metrics
RIN generation (2) (3)	1,081	1,186	(105)	(9)%
Plus: Prior period RINs carried into current period	364	341	23	7%
Less: RINs sold	(1,094)	(341)	(753)	221%
RIN inventory	351	1,186	(835)	(70)%
Average realized RIN price (4)	$1.81	$2.63	$(0.82)	(31)%
LCFS metrics
LCFS generation (5)	36	22	14	64%
Plus: Prior period LCFS carried into current period	37	21	16	76%
Less: LCFS sold	(37)	(21)	(16)	76%
LCFS inventory	36	22	14	64%
Average realized LCFS price (4)	$47.08	$42.05	$5.03	12%
Operating expenses
RNG operating expenses	$3,499	$4,784	$(1,285)	(27)%
RNG operating expenses per MMBTU (actual)	$38.03	$47.37	$(9.33)	(20)%

	Nine Months Ended September 30,
(in thousands, unless otherwise indicated)	2025	2024	Change	Change %
Operating revenues
Renewable natural gas (RNG)	$765	$533	$232	44%
Environmental attributes - RINs	5,689	3,063	2,626	86%
Environmental attributes - LCFS	7,464	6,669	795	12%
Total operating revenues	$13,918	$10,265	$3,653	36%
RNG metrics (MMBtu)
RNG production volumes	265	285	(20)	(7)%
Less: RNG production volumes dispensed	(265)	(285)	20	(7)%
Total RNG volumes available for RIN and LCFS generation (1)	—	—	—	100%
RIN metrics
RIN generation (2) (3)	3,094	3,345	(251)	(8)%
Plus: Prior period RINs carried into current period	207	395	(188)	(48)%
Less: RINs sold	(2,949)	(2,554)	(395)	15%
RIN inventory	352	1,186	(834)	(70)%
Average realized RIN price (4)	$1.93	$1.20	$0.73	61%
LCFS metrics
LCFS generation (5)	131	62	69	111%
Plus: Prior period LCFS carried into current period	32	20	12	60%
Less: LCFS sold	(127)	(60)	(67)	112%
LCFS inventory	36	22	14	64%
Average realized LCFS price (4)	$58.77	$111.15	$(52.38)	(47)%
Operating expenses
RNG operating expenses	$11,510	$15,528	$(4,018)	(26)%
RNG operating expenses per MMBTU (actual)	$43.43	$54.48	$(11.05)	(20)%
(1)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(2)	RINs are generally generated in the month following the gas being dispensed.
(3)	One MMBtu of RNG has approximately the same energy content as 11.693 gallons of ethanol, and thus may generate 11.693 RINs under the RFS Program.
(4)	Realized prices for environmental attributes (under the temporary pathway) are net of third-party commissions and thus do not correspond directly to index prices.
(5)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

GevoND Key Operating Metrics

The following table summarizes production and price levels from the date of acquisition for our GevoND segment:

	Three Months Ended September 30, 2025
(in thousands, unless otherwise indicated)	Ethanol (gallons)	Dried Distillers Grains (tons)	Modified Distillers Grains (tons)	Corn Oil & Syrup Sold (lbs)	Total
Production quantities	16,515,197	31,743	14,286	4,663,000
Unit price	$1.84	$131.56	$62.93	$0.63
Revenues	$30,440	$4,176	$899	$2,955	$38,470
Marketing fees and other	(156)	(64)	—	(23)	(243)
Net Revenues	$30,284	$4,112	$899	$2,932	$38,227

Primary production costs:

Corn ground (bushels)					5,380,892
Corn cost per bushel					$4.18
Total corn production costs					$22,492

Natural gas (MMBTU)					394,672
Natural gas cost per MMBTU					$2.73
Total natural gas production costs					$1,078

	Nine Months Ended September 30, 2025
(in thousands, unless otherwise indicated)	Ethanol (gallons)	Dried Distillers Grains (tons)	Modified Distillers Grains (tons)	Corn Oil & Syrup Sold (lbs)	Total
Operating revenues
Production quantities	44,555,886	70,113	69,116	12,623,860
Unit price	$1.72	$142.94	$71.36	$0.59
Revenues	$76,455	$10,022	$4,932	$7,433	$98,842
Less: Marketing fees and other	(418)	(140)	—	(63)	(621)
Total operating revenues	$76,037	$9,882	$4,932	$7,370	$98,221

Primary production costs
Corn ground (bushels)					14,908,124
Corn cost per bushel					$4.17
Total corn production costs					$62,167
Natural gas (MMBTU)					1,066,973
Natural gas cost per MMBTU					$2.77
Total natural gas production costs					$2,956

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change	Change %
Total operating revenues	$42,710	$1,965	$40,745	2,074%
Operating expenses:
Cost of production	22,285	2,544	19,741	776%
Depreciation and amortization	7,404	3,494	3,910	112%
Research and development expense	1,273	1,113	160	14%
General and administrative expense	11,647	11,679	(32)	(0)%
Project development costs	3,229	6,593	(3,364)	(51)%
Acquisition related costs	90	—	90	100%
Facility idling costs	472	550	(78)	(14)%
Total operating expenses	46,400	25,973	20,427	79%
Income (loss) from operations	(3,690)	(24,008)	20,318	(85)%
Other (expense) income
Interest expense	(5,207)	(1,107)	(4,100)	370%
Interest and investment income	988	3,843	(2,855)	(74)%
Other (expense) income, net	332	116	216	186%
Total other (expense) income, net	(3,887)	2,852	(6,739)	(236)%
Net income (loss)	(7,577)	(21,156)	13,579	(64)%
Net income attributable to non-controlling interest	377	—	377	100%
Net income (loss) attributable to Gevo, Inc.	$(7,954)	$(21,156)	$13,202	(62)%

Operating revenue. During the three months ended September 30, 2025, operating revenue increased by $40.7 million compared to the three months ended September 30, 2024. This increase was primarily due to $38.2 million in revenue from GevoND, an increase in RNG and environmental attribute revenue of $2.0 million and $0.5 million in revenue from the sale of isooctane.

Cost of production. Cost of production increased $19.7 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to production costs related to GevoND operation, partially offset by $11.8 million 45Z tax credit booked, net of transaction costs. The 45Z tax credit, designed to incentivize the production of SAF, allowed us to lower overall production costs, while maintaining production levels.

Depreciation and amortization. Depreciation and amortization increased $3.9 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to $4.8 million depreciation related to GevoND, partially offset by a $2.5 million reduction of depreciation related to assets fully depreciated at our Luverne Facility.

Research and development expense. Research and development expenses increased $0.2 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increased consulting expenses.

General and administrative expense. General and administrative expense decreased $- million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a $1.4 million increase in payroll expense, insurance costs, professional and consulting services and computer and software costs, offset by a $1.3 million decrease in stock-based compensation.

Project development costs. Project development costs are primarily related to our Alcohol-to-Jet Projects and Verity, and consist mainly of employee expenses, preliminary engineering costs, and technical consulting fees. Project development costs decreased $3.4 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a $3.3 million decrease in consulting and professional services fees.

Income (loss) from operations. The Company’s loss from operations decreased by $20.3 million for the three months ended September 30, 2025, compared to the same period in 2024. This improvement was primarily driven by increased revenues from GevoND, lower cost of production due to the recognition of the 45Z tax credit, and decreased project development expenses.

Interest expense. Interest expense increased $4.1 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the debt used to acquire GevoND and a higher interest rate on our Remarketed Bonds.

Interest and investment income. Interest and investment income decreased $2.9 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the acquisition of GevoND and to fund our capital projects and operating costs, resulting in a lower balance of cash equivalent investments during the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change ($)	Change (%)
Total operating revenues	$115,232	$11,215	$104,017	927%
Operating expenses:
Cost of production	60,996	8,554	52,442	613%
Depreciation and amortization	20,239	12,222	8,017	66%
Research and development expense	3,259	4,302	(1,043)	(24)%
General and administrative expense	33,514	35,342	(1,828)	(5)%
Project development costs	9,062	19,648	(10,586)	(54)%
Acquisition related costs	4,528	—	4,528	100%
Facility idling costs	1,667	2,325	(658)	(28)%
Total operating expenses	133,265	82,393	50,872	62%
Loss from operations	(18,033)	(71,178)	53,145	(75)%
Other (expense) income
Interest expense	(12,846)	(2,762)	(10,084)	365%
Interest and investment income	4,080	12,579	(8,499)	(68)%
Other (expense) income, net	178	328	(150)	(46)%
Total other (expense) income, net	(8,588)	10,145	(18,733)	(185)%
Net loss	(26,621)	(61,033)	34,412	(56)%
Net income attributable to non-controlling interest	917	—	917	100%
Net loss attributable to Gevo, Inc.	$(27,538)	$(61,033)	$33,495	(55)%

Operating revenue. During the nine months ended September 30, 2025, operating revenue increased by $104.0 million compared to the nine months ended September 30, 2024. This increase was primarily due to $98.2 million in revenue from GevoND, $1.6 million in additional revenue from our RNG business driven by an increase in LCFS credits generated due to our improved carbon score for the LCFS program and $2.4 million from the sale of isooctane and others.

Cost of production. Cost of production increased $52.4 million during the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by $50.2 million in net production costs associated with GevoND, which is net of the $32.7 million benefit from the Section 45Z clean fuel production tax credit and the realized gains from corn derivative contracts of $5.6 million.

Depreciation and amortization. Depreciation and amortization increased $8.0 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to $13.3 million of depreciation related to GevoND, partially offset by a $7.5 million reduction of depreciation related to assets fully depreciated at our Luverne Facility.

Research and development expense. Research and development expenses decreased $0.2 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to decreased consulting expenses.

General and administrative expense. General and administrative expense decreased $1.8 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a $5.4 million decrease in stock-based compensation, which was partially offset by a $2.2 million increase related to professional services, insurance, and other G&A expenses.

Project development costs. Project development costs are primarily related to our ATJ projects and Verity, and consist primarily of employee expenses, preliminary engineering costs, and technical consulting fees. Project development costs decreased $10.6 million during the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to a $7.2 million reduction in consulting and professional service fees, $1.8 million wind-down fee incurred in 2024, $1.0 million reduction in various project development expenses, and a $1.5 million reduction due to USDA reimbursement, net of grower fees, partially offset by $0.9 million in additional employee-related costs.

Acquisition related costs. Acquisition related costs of $4.5 million are due to our acquisition of GevoND.

Facility idling costs. Facility idling costs are related to the care and maintenance of our Luverne Facility and reprocessing plant. Facility idling costs decreased $0.7 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to utilizing the reprocessing plant for isooctane production.

Loss from operations. The Company’s loss from operations decreased by $53.1 million during the nine months ended September 30, 2025, compared to the same period in 2024. This improvement was primarily driven by increased revenues from GevoND, lower production costs benefiting from the recognition of the 45Z tax credit, and reduced project development and general and administrative expenses. These benefits were partially offset by acquisition-related costs.

Interest expense. Interest expense increased $10.1 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the debt used to acquire GevoND and a higher interest rate on our Remarketed Bonds.

Interest and investment income. Interest and investment income decreased $8.5 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the usage of cash for the acquisition of GevoND and to fund our capital projects and operating costs, resulting in a lower balance of cash equivalent investments during the nine months ended September 30, 2025.

Other income (expense), net. Other income (expense), net remained relatively flat for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

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

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $72.6 million and current restricted cash of $35.8 million, totaling $108.4 million in cash, cash equivalents, and restricted cash. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash, cash equivalents, and restricted cash for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of production facilities and the Company’s Alcohol-to-Jet Projects; (ii) potential investment in RNG business; (iii) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (iv) exploration of strategic alternatives and additional financing, including project financing; and (v) debt service obligations associated with any future borrowings. We believe that as a result of our cash and cash equivalents balances and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Since our inception in 2005, we have devoted most of our cash resources to the development and commercialization of routes to efficiently produce fuels and chemicals from carbohydrates, such as renewable feedstock, using alcohols (isobutanol and ethanol) as intermediates. We have incurred losses since inception, have a significant accumulated deficit, and expect to incur losses for the foreseeable future. Historically we have financed our operations primarily with proceeds from the issuance of equity and warrants, borrowings under debt facilities, and interest income. Our current sources of cash include sales of ethanol, distillers grains, RNG, environmental attributes, and licensing fees. We may also fund future operations through additional private and/or public offerings of equity or debt securities. In addition, we may seek additional capital, on acceptable terms, through arrangements with strategic partners or from other sources. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(33,356)	$(38,540)
Net cash used in investing activities	$(217,368)	$(37,193)
Net cash provided by (used in) financing activities	$100,065	$(6,993)

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

During the nine months ended September 30, 2025, net cash used in operating activities was $33.4 million compared to $38.5 million for the nine months ended September 30, 2024. Non-cash charges primarily consisted of $20.2 million in depreciation and amortization and $6.5 million in stock-based compensation expense. The accounts receivable balance increased significantly, reflecting increased billing activity from GevoND as well as higher revenue from our RNG plant due to the approval of the provisional Tier 2 pathway. This resulted in a $1.8 million increase compared to the same period in the prior year.

Investing Activities

During the nine months ended September 30, 2025, the Company completed the acquisition of Red Trail Energy for consideration of $198.5 million, in addition to $10.0 million which was paid to an escrow account in 2024. This acquisition is reflected as a cash outflow in the period, consistent with the Company’s investing activities. Additionally, the Company made capital investments totaling $18.9 million in the development of its ATJ-60 project, along with other ongoing projects. These investments primarily relate to the acquisition of property, plant, and equipment, and are aimed at advancing the Company’s strategic initiatives in renewable energy and related sectors.

We have substantially completed the engineering design on our ATJ-60 project and are proceeding with detailed engineering and modularization design. We are refining the project cost estimates with engineering, procurement, and construction partners to identify opportunities to reduce and negotiate the cost. We currently expect to finance the construction of ATJ-60 at the subsidiary level using a combination of Company equity and third-party capital, to include non-recourse debt. The Company previously projected a range of $90.0 – $125.0 million to be spent on ATJ-60 between January 2024 and the financial close of ATJ-60.

Gevo is in the process of identifying and performing early site development work for additional Alcohol-to-Jet production locations. These potential sites include greenfield and brownfield (i.e., at an existing ethanol plant) locations that are advantageous in terms of potential economics, opportunities to decarbonize, and time to market. Early development work at GevoND is currently underway.

During the nine months ended September 30, 2024, we had $37.2 million in cash used in investing activities, comprised of investments in our capital projects, including $1.8 million in the RNG business, $22.9 million for ATJ projects, and $12.5 million in other projects.

Financing Activities

During the nine months ended September 30, 2025, the Company entered into a credit agreement with OIC for $105 million. The proceeds from this credit agreement were partially used to fund the acquisition of Red Trail Energy. Additionally, the lenders made an equity investment of $5 million in Gevo Intermediate HoldCo, LLC on the Closing Date. This equity investment is reflected as a cash inflow within financing activities.

We currently expect to finance the construction of ATJ at the subsidiary level using a combination of our own, third-party, and debt capital. The Company expects to retain an equity interest in the project and may invest equity in the project using the proceeds from the reimbursement of the Company’s ATJ development expenditures. Cash distributions from future ATJ earnings would be proportionate to Gevo’s ownership in ATJ under this expected financing structure which would allow us to conserve and redeploy our capital on other growth projects, including future Alcohol-to-Jet projects. We expect to apply similar development and financing strategies to future Alcohol-to-Jet Projects to enable growth of SAF production to meet demand for SAF.

During the nine months ended September 30, 2024, we had $4.7 million of net cash used in financing activities, due to payments for repurchases of the Company’s common stock, debt issuance costs, finance lease liabilities, and equipment loans.

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

We did not repurchase shares of common stock under the stock repurchase program during the three and nine months ended September 30, 2025. The Company repurchased 1.1 million and 7.2 million shares of common stock for $0.6 million and $4.7 million under the stock repurchase program during the three and nine months ended September 30, 2024, respectively. Shares were repurchased at market value, and were retired immediately upon repurchase. As of September 30, 2025, approximately $20.3 million remained available under the stock repurchase program.

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

In addition, as part of our post-acquisition internal control design and effectiveness testing (typically conducted in the first year following an acquisition), we discovered a material weakness resulting from the failure to design and maintain effective segregation of duties related to the preparation and review of journal entries at the Company’s GevoND operations. Additionally, we identified that management did not design and maintain user access controls to adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel, which is also considered a material weakness.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2025, we have initiated steps toward remediation of the issues. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect this to take through 2025 and beyond as necessary.

In response to the identified material weaknesses, we have implemented and will continue to implement additional corrective actions to enhance the effectiveness of our controls and ensure that they are operating as intended.

Such measures include:

●	Hiring additional accounting personnel with the necessary technical accounting expertise and financial reporting knowledge to perform control activities surrounding complex and non-routine transactions.
●	Providing extensive and recurring training of our accounting staff.
●	Continuing our engagement with an external firm to assist with complex and non-routine transactions.
●	We are improving communication channels among departments and teams involved in contract execution and those that handle financial reporting and internal control activities.
●	We are reviewing access to our accounting systems to ensure that administrator access is limited to individuals who do not have the ability to record or approve transactions in the system. The accounting system access issues discovered at our GevoND operations were promptly corrected in July 2025 as a result of our post-acquisition review of system access controls.

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, the below directors and/or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements were each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).

Name and Title	Action	Date	Duration of Plan	Total Number of Shares of Common Stock to be Purchased or Sold
Patrick R. Gruber Chief Executive Officer	Terminate	August 11, 2025	February 17, 2025 to February 16, 2026	Up to 2,957,838
Patrick R. Gruber Chief Executive Officer	Adopt	August 26, 2025	November 25, 2025 to November 25, 2026	Up to 4,381,557
Gary W. Mize Director	Terminate	August 14, 2025	May 23, 2025 to May 22, 2026	Up to 224,639

Except as set forth above, no directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

		Incorporated by Reference

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Second Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	November 24, 2021	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

10.1#	Bond Financing Agreement, dated July 10, 2025, by and between Gevo NW Iowa RNG, LLC and the Iowa Finance Authority	8-K	001-35073	July 10, 2025	10.1

10.2†	Carbon Dioxide Removal Sales Agreement, dated September 18, 2025, by and between Net-Zero Richardton, LLC and Biorecro North America, LLC	8-K	001-35073	September 18, 2025	10.1

10.3	Form of Tax Credit Transfer Agreement	8-K	001-35073	July 7, 2025	10.1

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

#Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Gevo agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

Date: [November 10], 2025