Form 10-K
period 2025-12-31
Gevo, Inc.
filed 2026-03-05
CIK 1392380

Clean fuel

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $306.5 million as of June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the Nasdaq Capital Market on June 30, 2025. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 242,820,602.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

GEVO, INC.

FORM 10-K—ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our revenues, results of operation and liquidity, our expectations regarding the financing, development, and construction of our projects, and the associated costs, our ability to produce our products, our expectations regarding the demand for our products and our ability to meet such demand, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon renewable fuels, our ability to replace our fossil-based energy sources with renewable energy sources at our Alcohol-to-Jet (“ATJ”) projects and elsewhere, our expectations regarding fuel consumption, our expectations regarding the location, start-up date and production results for our ATJ projects, our expectations regarding the anticipated benefits of our acquisition of the majority of the assets of Red Trail Energy, LLC (“Red Trail Energy”) and the impact thereof on our financial results and operations, our expectations regarding the benefits of ETO (as defined below) technology, our expectations regarding our ability to produce and the anticipated benefits of renewable liquid hydrocarbons, our expectations regarding our ability to produce and resell protein and other products for use in the food chain, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce synthetic (or sustainable) aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business and the sources of those funds, our ability to successfully operate our renewable natural gas (“RNG”) facilities in Iowa and our expectations regarding levels of RNG production, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, our expectations regarding the demand for and revenue to be generated from the sale of carbon credits, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue alcohol-to-jet development and production, additional competition, and changes in economic conditions. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A. “Risk Factors” and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, many of which are beyond our control, including those described in Part I, Item 1A. Risk Factors of this annual report. These risks include, but are not limited to, the following:

●	We have a history of net losses, and we may not achieve or maintain profitability.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.
●	Our proposed growth projects may not be completed or, if completed, may not achieve profitability or perform as expected. Our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce our profitability.
●	We may be unable to successfully perform under current or future offtake and sales agreements to provide our products, and we may need to renegotiate some of our offtake agreements.
●	Fluctuations in the price of corn and other feedstocks may affect our cost structure.
●	Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels.
●	Any decline in the value of environmental attributes associated with our products could have a material adverse effect on our results of operations cash flow and financial condition.
●	Our actual costs may be greater than expected in developing our growth projects, causing us to realize significantly lower profits or greater losses on our projects.
●	An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
●	We may be subject to liabilities and losses that may not be covered by insurance.
●	Our experience may not be sufficient to operate commercial-scale facilities, and we may encounter substantial difficulties operating commercial plants or expanding our business.
●	Mergers, acquisitions and other strategic investments may not be successful in achieving intended benefits, cost savings and synergies and may disrupt current operations.
●	If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs and harm our research and development efforts, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.
●	We may face substantial competition from companies with greater resources and financial strength, which could adversely affect our performance and growth.
●	Our business and operations would suffer in the event of IT system failures or a cyber-attack.
●	We may engage in hedging transactions, which could adversely impact our business.
●	As our SAF has not previously been used as a commercial fuel in significant amounts, its use exposes us to product liability risks.
●	Competitiveness of our products for fuel use (including RNG) depends in part on government economic incentives for renewable energy projects or other related policies that could change.
●	If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.
●	Our ability to compete may be adversely affected if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights through costly litigation or proceedings.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.
●	We have received funding from U.S. government agencies, which could negatively affect our IP rights.
●	The U.S. renewable fuels industry is highly dependent upon certain federal and state legislation and regulation and any changes in legislation or regulation could have a material adverse effect on our results of operations, cash flows and financial condition.

●	Reductions or changes to existing regulations and policies may present technical, regulatory and economic barriers, which may significantly reduce demand for renewable fuels or our ability to supply our products.
●	Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, activists and others could adversely affect our business, financial condition and results of operations.
●	Any claims relating to improper handling, storage or disposal of hazardous materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.
●	We may not be able to comply with all applicable listing requirements or standards of The Nasdaq Capital Market and Nasdaq could delist our common stock.
●	Future issuances of our common stock or instruments convertible or exercisable into our common stock may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
●	Raising capital at a subsidiary, or project, level would result in lower revenues attributable back to us.
●	The estimates and assumptions on which our financial projections are based may prove to be inaccurate.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
●	We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
●	If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline. The trading market for our common stock may be influenced by the research and reports that securities or industry analysts publish about us or our business.
●	We are subject to anti-takeover provisions in our certificate of incorporation, our bylaws and under Delaware law that could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders.
●	Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

Items 1.Business

Company Overview

Gevo, Inc. (Nasdaq: GEVO), a Delaware corporation founded in 2005, is a growth-oriented company that focuses on hard to decarbonize market sectors such as jet fuel, certain specialty fuels, on-road fuels, chemicals and materials, and certain products for the food chain such as protein and feeds made as co-products from our processes. Each of the market areas that Gevo focuses on has the common need for carbon-based products and is not conducive to full electrification or hydrogen. We produce and sell competitively priced, renewable, drop-in products for these sectors, and generate carbon abatement value through our plant design and business systems.

In addition to generating value from physical products such as fuels, chemicals, protein, feed and oil, our business model is designed to generate carbon abatement value through our production processes, plant design, and operating systems. This carbon abatement value may be monetized through mechanisms such as direct sales of certified carbon credits, Renewable Identification Numbers (“RINs”), state-level clean fuel credits, federal tax credits enacted under the Inflation Reduction Act (“IRA”), Canada’s Clean Fuel Regulations (“CFR”), state level clean fuel regulations, and, in certain cases, through the value attributed to reduced Scope 3 greenhouse gas (“GHG”) emissions by end customers, particularly related to fuel products. Gevo owns certain operating assets that generate cash flow and expects growth by developing markets, pursuing project development, investing in capital assets, and licensing certain technologies.

Our primary market focus, given the large demand and growing customer interest, is carbon abated hydrocarbon fuels, including jet fuel. We believe that jet fuel produced from an Alcohol-to-Jet (“ATJ”) process is the most economically viable approach to meet growing jet fuel demand and to generate value from carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as renewable natural gas (“RNG”); hydrocarbons for gasoline and racing fuel blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes for plastics and materials; and other chemicals.

In order to build out an ATJ platform, we need to have low cost, low carbon alcohol available as a feedstock. We also believe carbon sequestration is a critical component of producing a low carbon footprint alcohol. In 2025, we took the strategic step to bring these critical components of the business system under our control with the acquisition of substantially all of the assets and assumption of certain liabilities of Red Trail Energy in Richardton, North Dakota on January 31, 2025. We believe this facility (“Gevo North Dakota” or “GevoND”) de-risks a portion of the ATJ platform buildout because it already is operating, producing ethanol, protein and feed, and corn oil, sequestering carbon and generating profit for Gevo.

Gevo is developing a business system than not only benefits Gevo but is also expected to be attractive to other companies seeking to produce sustainable aviation fuel (“SAF”). Gevo has the plant designs and technologies, as well as the carbon accounting, carbon tax credit marketing, carbon sales, and fuel sales capabilities that can benefit other companies looking to license Gevo’s ATJ platform.

Gevo has an intellectual property portfolio consisting of hundreds of patents, many of which center around our ATJ platforms, as well as proprietary know-how. In addition, we have partnered with other leading global technology companies to develop this system focused on three standard sizes, 30, 60 and 150 million gallons per year (“MMGPY”) of SAF, referred to as ATJ-30, ATJ-60 and ATJ-150, respectively. It is our intent to deploy ATJ-30 at our GevoND site. ATJ-30 would upgrade the low-carbon ethanol already produced onsite to SAF.

Gevo North Dakota

Gevo, through certain of its subsidiaries, acquired substantially all of the assets and assumed certain liabilities of Red Trail Energy on January 31, 2025, for a purchase price of $210 million, subject to customary adjustments, including a working capital adjustment. The transaction was funded through a combination of Gevo cash, and a $105 million senior secured term loan facility. Simultaneous with the closing of the transaction, Orion Infrastructure Capital

(“OIC”), a U.S.-based private investment firm made a $5 million investment in the form of a redeemable non-controlling interest (“NCI”) in GevoND. This NCI is subject to a Put/Call option feature, which grants Gevo the right to call (purchase) the units held by OIC, and OIC the right to put (sell) the units to Gevo under certain conditions. These options are exercisable for a period of three years following the repayment of all outstanding debt under the credit agreement the Company and certain of its subsidiaries entered into with an affiliate of OIC. As a result of the redeemable nature of this non-controlling interest, it has been classified as temporary equity on the Company’s Consolidated Balance Sheets.

The acquired assets include an ethanol production plant, a carbon capture and storage well, and leases that give us rights to use additional pore space for carbon capture. The operational personnel of Red Trail Energy joined Gevo upon the closing of the acquisition. The acquired ethanol production facility converts corn into ethanol and distillers grains, a high-protein animal feed containing essential amino acid nutrients, and corn oil. The included carbon capture and sequestration (“CCS”) assets support Gevo’s broader carbon abatement goals, particularly in relation to its ATJ platform. We believe the acquisition strengthens Gevo’s growth trajectory by adding ethanol production, distillers grains, corn oil, and carbon dioxide removal (“CDR”) credit sales to our revenue stream, while also enhancing our capabilities in CCS and supporting our broader strategic efforts in SAF production which use low-carbon alcohol as a feedstock.

Gevo Fuels

Our ATJ platform currently consists of two designs: ATJ-30 and ATJ-60, which are described below:

ATJ-30. We have duplicated and modified the ATJ-60 design into an ATJ-30 design which is being designed to produce approximately 30 MMGPY of total hydrocarbon volumes, the majority of which would be SAF. We expect that we will deploy the ATJ 30 platform at our GevoND site, which would allow us to upgrade the low-carbon ethanol already being produced onsite into SAF. We expect to continue engineering and development through 2026 before completing the front-end engineering design (“FEED”) phase of the project. At the end of FEED, we expect to have a capital estimate and schedule for the project. Because we began with the designs and know-how from the ATJ-60 project, we are able to shorten the time and costs to complete the development phase of the project. An ATJ-30 plant located at and integrated into our existing ethanol plant and carbon sequestration is our current primary focus for SAF commercialization.

ATJ-60. ATJ-60 is designed to produce approximately 65 MMGPY of total hydrocarbon volumes, including 60 MMGPY of SAF. We anticipate deploying the ATJ-60 platform on a site we own in Lake Preston, South Dakota in the future. However, given the uncertainty associated with the construction of a third-party pipeline for carbon sequestration, this project is currently on hold.

The Company has also conducted preliminary engineering and design work for an ATJ-150 configuration which remains in the development stage. ATJ-150 is being designed to produce approximately 150 MMGPY of SAF and related hydrocarbon products. Advancement of ATJ-150 will depend on market conditions, customer demand, availability of financing, regulatory support, and access to suitable infrastructure.

We currently expect to finance the construction of ATJ plants at the subsidiary level using a combination of Company equity (through in-kind and/or cash contributions), and capital from project level equity and debt financing. Cash distributions from future ATJ plant earnings would be proportionate to Gevo’s ownership in such plants under this expected financing structure. The use of project debt and third-party equity allows us to conserve capital for use on other growth projects.

In order to achieve full construction financing for an ATJ plant, we intend to secure debt and possibly third-party equity. On October 16, 2024, we received a conditional commitment from the U.S. Department of Energy (“DOE”) Energy Dominance Financing Program (“EDF”) (formerly known as the Loan Programs Office) for a loan guarantee facility with a capacity of approximately $1.6 billion (including capitalized interest during construction). Funding under the DOE loan is subject to the satisfaction of customary conditions precedent, including completion of legal documentation, satisfaction of financing and equity contribution requirements, completion of environmental and regulatory reviews, and confirmation of project readiness. Any funding related to the DOE loan guarantee facility would be subject to the completion of due diligence and environmental and regulatory reviews, execution of definitive financing documents, and satisfaction of customary conditions precedent, including required equity contributions. The receipt of a conditional commitment was significant as it helped to validate the ATJ plant design integrity, which is underpinned by the DOE EDF’s diligence process. On October 8, 2025, the Company received a letter from the DOE EDF granting an extension of the Conditional Commitment until April 16, 2026 (the “Extension”). The Extension allows the Company and DOE EDF to evaluate certain potential modifications to the project scope under the conditional commitment in order to address energy policies and priorities. The discussions between the DOE EDF and the Company continue and the Conditional Commitment will remain effective during the extension period to allow for modifications which satisfy DOE EDF. The potential scope modifications include the construction of a lower cost ATJ-30 facility at GevoND and the optimal use of captured carbon dioxide for enhanced oil recovery. We are in discussion with the DOE EDF around a further extension of the Conditional Commitment beyond April 16, 2026, which we believe is necessary to allow sufficient time for the negotiation and execution of the definitive financing agreement and to achieve financial close.

We are evaluating and performing early site development work at several sites in the U.S. for other greenfield sites. These sites include several locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we are pursuing potential ATJ projects with several existing ethanol plant sites. Existing ethanol plants can be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of potential partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of these potential partners. We plan to give priority to existing industrial plant sites that have attractive potential economics and high predictability of timeline for decarbonization.

Renewable Natural Gas Business

Our RNG business was originally developed to provide the option of supplying energy for our ATJ plant designs. At this time, we do not expect that an RNG facility will be required to support the ATJ-30 plant planned to be located at Gevo North Dakota. We intend to continue operating the RNG business as a standalone operation and currently have no plans to invest significant additional capital in the business. The RNG business in Northwest Iowa started up and began producing and injecting initial volumes of biogas in 2022, during the project’s testing and ramp-up period. In 2023, the project achieved stable production levels and surpassed our annual production target of 310,000 million British thermal units (“MMBtu”). In addition, in 2024 we completed an expansion of the RNG business to increase its annual expected output from 355,000 MMBtu to about 400,000 MMBtu.

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

In March of 2025, the California Air Resources Board (“CARB”) approved our application for a provisional Tier 2 pathway, representing the significantly lower carbon intensity of our RNG than was reflected under our previous temporary pathway.

Our provisional pathway, which is effective for reporting beginning with the fourth quarter of 2024, has a weighted average carbon intensity (“CI”) score of approximately -339 gCO2e/MJ, which represents approximately 160,000 LCFS credits in the California LCFS Reporting Tool (“LRT”) system assuming our RNG operation produces 400,000 MMBTU in 2025. This is an increase of LCFS credits from approximately 90,000 credits under our old temporary pathway of -150 g CO2e/MJ. The increase of carbon credit generation of approximately 70,000 credits represents a significant increase in revenue for the RNG business. The LCFS pathways are required to be updated and verified annually, using the most recent 24 months of operational data. The provisional pathway was updated and approved in 2025, effective beginning in the first quarter of 2026, and has a weighted average CI score (including a margin of safety) of approximately -314 gCO2e/MJ.

Verity

Verity Holdings, LLC (“Verity”), a wholly owned subsidiary of Gevo, is developing a data and software platform designed to support traceability, compliance reporting, and the potential monetization of carbon intensity (“CI”) reductions across the renewable fuels supply chain. The Verity platform currently enables the collection, aggregation and end-to-end tracking of data from agricultural production and processing partners to support reporting under federal and state regulatory programs, including Section 45Z and LCFS programs in California, Oregon, Washington, British Columbia and other Canadian provinces. In 2025, Verity began onboarding customers across multiple segments of the supply chain, including grain elevators, biofuel producers, and supply chain partners, with the goal of enabling full lifecycle CI tracking and audit support. While still in the early stages of commercialization, Verity is actively building capabilities to support measurement, reporting, and verification (“MRV”) of Scope 1 and Scope 3 carbon insets and other environmental attributes. The platform is intended to support Gevo’s ATJ and is expected to evolve into a core infrastructure asset for CI tracking and facilitate potential carbon monetization across the broader low-carbon fuels and agriculture ecosystem.

Ethanol-to-Olefins Technology

In April 2023, we entered into a joint development agreement with LG Chem, Ltd. (“LG Chem”), a leading global chemical company, to develop bio-propylene for renewable chemicals using our Ethanol-to-Olefins (“ETO”) technology. Gevo’s proprietary ETO technology can target carbon neutral or carbon negative drop-in replacements for traditional petroleum-based building blocks called olefins, including bio-propylene, which can be used for renewable chemicals or fuels including SAF. These plant-based, renewable olefins would be derived from atmospheric CO2 captured through photosynthesis and are expected to deliver the same performance in final products on the market today. We also believe ETO will reduce the capital and operating costs of future ATJ SAF production facilities.

Under the terms of the agreement with LG Chem, we will provide the core enabling technology we have developed for renewable olefins to be produced from low-carbon ethanol and will collaborate with LG Chem to accelerate the pilot research, technical scale-up, and commercialization of bio-propylene.

Additionally, Axens North America, Inc. (“Axens”) and Gevo are working together to ensure they remain leaders in the ethanol-to-jet space by partnering with IFP Energies Nouvelles (“IFPEN”) on the final development and commercial deployment of Gevo’s patented ETO process for fuel applications. This collaboration is expected to significantly reduce capital and operating costs while lowering the carbon intensity of the process.

Luverne Facility

On October 31, 2025, we sold our subsidiary Agri-Energy, LLC, which owned an 18 million gallon-per-year ethanol production facility located in Luverne, Minnesota (the “Luverne Facility”) to A.E. Innovation LLC. The sales price was $7.0 million, which was made up of a $2 million cash payment, paid on the transaction closing date and a $5.0 million note receivable. As part of the transaction we retained certain assets at the Luverne Facility including certain isobutanol production assets and associated infrastructure.

Competitive Advantages

We believe that our vertically integrated set of technologies and business systems (including our extensive portfolio of several hundred patents and patent applications, trade-secrets, and proprietary production technologies) creates competitive advantage through (i) access to multiple opportunities to drive the CI score of our products down, (ii) opportunities to address needs in the chemicals, food, feed, plastics and materials markets, (iii) opportunities to reduce production costs to maximize margins, (iv) the deployment of production technology that is readily scalable and robust from an operating point of view, (v) the use of the Verity platform, and (vi) the modular design of production facilities, which can help to facilitate rapid deployment of production assets.

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

We believe that in the U.S. carbohydrates produced from corn can be the most sustainable and lowest cost renewable carbon source that can be used as feedstock for alcohol to hydrocarbon processes to produce hydrocarbon fuels. In the future, we expect to evaluate the commercial use of carbohydrates from sources other than corn (e.g., of sugar cane, molasses, or cellulosic sugars derived from wood, agricultural residues and waste) as the cost to acquire those carbohydrates becomes competitive, and the sustainability profile (and related CI scores) become acceptable. We expect our future feedstocks to be chosen on the collective basis of (i) cost, (ii) carbon and/or sustainability footprint with associated value, (iii) positive contribution to food chain where possible, and (iv) availability of the feedstock at a practical scale.

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

We have two ways of producing alcohols via fermentation from carbohydrates: (i) ethanol, which has two carbons, and (ii) isobutanol, which has four carbons. Ethanol can be a building block for SAF, diesel fuel, naptha and chemical products. Isobutanol can be a building block for gasoline hydrocarbons, SAF and chemical products. Ethanol technology is well known and readily available. Isobutanol technology is relatively new and has yet to be scaled to the size of current ethanol production, but it offers long-term potential in enabling lower CI scores and allowing for the production of chemical products and high value gasoline hydrocarbons.

We believe that we possess proprietary know-how to integrate alcohol production and chemical processing to make SAF and other renewable hydrocarbons that should lower the CI score of our renewable hydrocarbon products, and have filed patents on the overall process.

Alcohols can be converted to hydrocarbon products with catalytic chemical processing techniques analogous to those used in the petrochemical industry. We have been working with Axens to use their technology on this process since they have already scaled it up and they have licensed to many commercial production facilities. Axens brings technologies with over 60 related patents, engineering packages, proprietary catalysts and certain proprietary equipment required to convert alcohols into SAF and they will provide certain process guarantees to us.

Integration of the production systems with various renewable or de-fossilized energy sources will be essential. Our ATJ plant concept depends upon a variety of decarbonization methods to ensure the operability of the plant while also reducing and eliminating the need for fossil-based energy. We have partnered with companies such as Zero6 Energy, formerly Juhl Energy, to develop the technology suite for this decarbonization.

Verity

The Verity platform is designed to enable the collection, aggregation and end-to-end tracking of environmental and operational data from agricultural production, biofuel producers and processing partners to support reporting under federal and state regulatory programs, including Section 45Z of the Internal Revenue Code and LCFS programs in California, Oregon, Washington, British Columbia and other Canadian provinces.

Verity's services may include regulatory analysis, life cycle assessment support, compliance documentation management, audit readiness support and carbon attribute tracking for Scope 1, 2, and 3 emissions. Where applicable, Verity may assist customers with environmental attribute registration, transfer, utilization or retirement; however, the extent of such services depends on the applicable program requirements and customer engagement. By integrating data management and reporting capabilities, Verity supports Gevo's mission of converting renewable energy and biogenic carbon into sustainable fuels and chemicals with a low carbon footprint.

Competition

We face competitors in each market that we participate in, some of which are limited to individual markets, and some of which will compete with us across all of our target markets. Many of our competitors have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with customers, longer operating histories, greater production capabilities, stronger brand recognition and greater marketing resources than we do which could make it difficult for us to compete.

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

Renewable fuels companies may provide substantial competition in the hydrocarbon fuels markets. These renewable fuel competitors are numerous and include both large established companies and startups. Government tax incentives for renewable fuel producers and regulations such as the Inflation Reduction Act clean fuel production credits, RFS Program, California LCFS program, and programs emerging in other states such as Illinois help provide opportunities for renewable fuels producers to compete. We believe that we have the advantage of being able to target conversion of alcohols into specific high-value molecules such as SAF, other renewable hydrocarbons and various chemical products.

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

We currently have a strong proprietary technology position with more than 350 patents, as well as proprietary processes and know-how.

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

Our products benefit from the RFS Program in that our RNG and ethanol are currently eligible for RINs that have value based on the current RFS Program. The RFS Program could change, impacting our products, positively or negatively.

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

Employees

As of December 31, 2025, we had 151 employees in North America. We also retain consultants, independent contractors, and temporary workers. None of our facilities in the U.S. are covered by collective bargaining agreements. The Gevo team is made up of scientists, research and development experts, software developers, data engineers, operations, administrative and business development professionals, skilled trades and energy technicians.

Total
Employment
Full-time	151
Part-time	—
Total	151

Department
Project Development	46
Research and Development	17
Production	36
Maintenance	10
General, administrative and business development	42
Total	151

Location
North Dakota	46
Colorado	45
Texas	12
Iowa	8
Illinois	6
Minnesota	6
New Mexico	4
South Dakota	3
Washington	3
Other States	18
Total	151

Health and Safety

We strive to achieve safety excellence through increased focus on leading indicators, risk reduction, health and safety management systems, and prevention to protect the public health and environmental quality in our communities, as well as the health and safety of our employees, customers and neighbors. We strive to comply with all health and safety laws and regulations that apply to our business. We provide site safety orientation for all employees and guests as well as periodic refresher training for employees at a level appropriate for their role. We have received no violations and are proud that we have never had a fatality at a Gevo facility. During 2025, we had no reportable injuries and no lost time incidents.

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

We incurred net losses attributable to Gevo of $33.8 million and $78.6 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $834.2 million. We expect to incur losses for the foreseeable future. We currently derive revenue primarily from the sale of ethanol, RNG and related environmental attributes produced at GevoND and GevoRNG.

We also expect to spend significant amounts on (i) developing and financing our Alcohol-to-Jet projects and other similar growth projects, (ii) marketing, general and administrative expenses associated with our planned growth, and (iii) management of operations as a public company. As a result, we expect to continue to incur new losses for the foreseeable future. We may not achieve profitability during the foreseeable future and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional financings to achieve our goals, and a failure to obtain this capital when needed or on acceptable terms could force us to delay, limit, reduce or terminate our development and commercialization efforts.

We operate in a capital-intensive industry and will continue to need substantial amounts of capital to execute on our business plans. We believe that we will continue to expend substantial resources for the foreseeable future on further growth of our business, including developing, constructing, financing and acquiring facilities necessary for the production of our products on a commercial scale. These expenditures may, among other things, include costs associated with our ATJ Projects, research and development, developing biogas processing projects and wind projects, obtaining government and regulatory approvals, and negotiating offtake agreements for our products. In addition, other unanticipated costs may arise.

To date, we have funded our operations primarily through equity offerings and issuances of debt. Based on our current plans and expectations, we will require additional funding at the corporate and/or project level to achieve our goals. We currently expect to finance the construction of ATJ-30 and any other ATJ Projects at the subsidiary level using third party capital. In addition, our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than expected and may seek to raise additional funds through public or private debt or equity financings. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

●	the timing of and costs involved in financing and constructing our ATJ Projects, including ATJ-30;
●	the timing of and costs involved in obtaining permits and compliance with applicable regulations;
●	the timing and costs associated with any future capital projects or expansions;
●	our ability to gain market acceptance for our products;

●	our ability to negotiate financeable offtake agreements for the products we produce, and the timing and terms of those agreements, including terms related to sales price;
●	our ability to negotiate sales of our products and the timing and terms of those sales, including terms related to sales price;
●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the timing and terms of those arrangements; and
●	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent, trademark and other intellectual property claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If needed funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

●	our ATJ Projects, including ATJ-30;
●	our plans to enter into agreements with strategic partners;
●	our development of future capital projects or expansions;
●	our efforts to prepare, file, prosecute, maintain and enforce patent, trademark and other intellectual property rights and defend against claims by others that we may be violating their intellectual property rights; and/or
●	our activities in negotiating and performing under offtake agreements that may be necessary for the commercialization of our products.

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

We have entered into several offtake agreements pursuant to which we agreed to sell our products. Under certain of these offtake agreements, the purchasers agreed to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the renewable hydrocarbon products under contract (a “take-or-pay” arrangement). The timing and volume commitment of certain of these agreements are conditioned upon, and subject to, our ability to complete the construction of a new or expanded production facility. However, in order to commence construction of and complete such facility, we must secure third-party financing. We cannot assure you that with the current offtake agreements we will be able to obtain adequate financing on favorable terms, or at all, and may need to enter into additional offtake agreements or renegotiate the terms of current offtake agreements. Furthermore, we have not demonstrated that we can meet the production levels and specifications contemplated in certain of our current offtake agreements, or future offtake agreements. If our production is slower than we expect or, we experience production delays, or if demand decreases or we encounter difficulties in successfully completing a production facility or producing our renewable hydrocarbon products to specification, our counterparties may terminate our existing offtake agreements and potential customers may be less willing to negotiate definitive offtake agreements with us, which would adversely impact our performance and results of operations.

Fluctuations in the price of corn and other feedstocks may affect our cost structure.

Our approach to the renewable fuels and chemicals markets depends on the price of corn and other feedstocks used to produce our products. A decrease in the availability of plant feedstocks or an increase in price may have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce and we may be unable to pass the full amount of feedstock cost increases on to our customers, which would make it unprofitable for us to operate in these markets. In addition, passing along increased pricing to our customers could result in fewer or reduced orders or customer loss altogether. No assurance can be given that we will be able to purchase corn and other feedstocks at or near prices which would provide us with positive margins.

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

Any decline in the value of environmental attributes associated with our products could have a material adverse effect on our results of operations, cash flow and financial condition.

The sale of our products is often dependent on the value of environmental attributes, including credits under the RFS Program, LCFS and other similar regulatory regimes. The value of these credits fluctuates based on market forces outside of our control. There is a risk that the supply of low-carbon alternative fuels outstrips demand, resulting in the value of carbon credits declining. Any decline in the value of environmental attributes associated with our products could have a material adverse effect on our results of operations, cash flow and financial condition.

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

Our employees and facilities are subject to the hazards associated with producing ethanol, RNG and other products. Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage. We maintain insurance coverage in amounts, against the risks that we believe are consistent with industry practice and maintain an active safety program. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

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

We have limited experience operating commercial-scale ethanol, RNG and renewable hydrocarbon facilities concurrently. Accordingly, we may encounter significant difficulties operating at a commercial scale once we expand our production capabilities, including at our ATJ Projects. The skills and knowledge gained in operating our current facilities may not be sufficient to support the successful operation of a large-scale ATJ Project and we may be required to expend significant time and money to develop our capabilities in large-scale facility operation. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly. Any production delays or volume or other issues resulting from our inability to operate any of our various projects at a commercial scale, or if any of our projects are unable to produce products for an extended period of time, it could result in additional capital expenditures and investment, reduced sales volumes, loss of customers, and harm to our reputation and could have a material adverse impact on our financial condition and results of operations.

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

From time to time, we may complete acquisitions of companies and certain businesses or assets of companies, and we may not realize the expected benefits from such acquisitions because of integration difficulties or other challenges. For example, on January 31, 2025, we closed the previously announced acquisition of substantially all of the assets of Red Trail Energy and assumed certain liabilities. The integration process of any newly acquired business may be complex, costly and time-consuming. The potential difficulties of integrating the operations of an acquired business and realizing our expectations for an acquisition, including the benefits that may be realized, include, among other things:

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

As our SAF has not previously been used as a commercial fuel in significant amounts, its use subjects us to product liability risks.

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

We depend, in part, on international, federal, state and local government incentives, including but not limited to the Section 45Z CFPCs, RINs, LCFS credits in California, Clean Fuel Program credits in Oregon, Renewable Energy Credits (“RECs”), rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy. These government economic incentives could be reduced or eliminated altogether, or the categories of renewable energy qualifying for such government economic incentives could be changed. These renewable energy program incentives are subject to regulatory oversight and could be administratively or legislatively changed in a manner that could have a material adverse effect on our operations. Reductions in, changes to, or eliminations or expirations of governmental incentives could result in decreased demand for, and lower revenues from, our projects and products. Further, our ability to generate revenue from the various government economic incentives depends on our strict compliance with the applicable federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine that we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate revenue from the economic incentives could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions.

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

Management identified a material weakness in the Company’s internal control over financial reporting related to information technology general controls within certain financial systems of a recently acquired entity. Specifically, deficiencies were identified in controls over privileged access management, change management, and certain IT operations processes. As a result, certain automated controls and IT-dependent manual controls were ineffective, and management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025. If not remediated, the Company’s failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in its financial statements and a failure to meet its reporting and financial obligations, each of which could have a material adverse effect on the Company’s financial condition and the trading price of the shares of our common stock.

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

Under some of our research and development agreements, our partners share joint rights in certain intellectual property we develop. Such provisions may limit our ability to gain commercial benefit from some of the intellectual property we develop and may lead to costly or time-consuming disputes with parties with whom we have commercial relationships over rights to certain innovations.

If any other party has filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference, derivation or other proceedings declared by the U.S. Patent and Trademarks Office to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, such a proceeding may result in the loss of certain claims. Even successful outcomes of such proceedings could result in significant legal fees and other expenses, diversion of management time and efforts and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete and have an adverse impact on our financial condition.

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

Our Chief of Staff oversees our information security program, which provides greater alignment of IT initiatives with enterprise-wide risk management strategies. This dual focus on technology and organizational resilience leverages her expertise in managing complex, interconnected risks at the nexus of people and systems. Team members who support our information security program have relevant educational and industry experience. The team provides regular reports to senior management on various cybersecurity threats, assessments and findings.

The Board oversees our enterprise risk assessment, where key risks within the company are assessed, including security and technology risks and cybersecurity threats. The Audit Committee oversees our cybersecurity risk, receives regular reports from our Chief of Staff on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, other areas of importance and provides further reporting on these topics to the Board.

Item 2.	Properties

Our corporate headquarters are part of our Gevo segment and are located in Englewood, Colorado, where we occupy office space used for executive management, finance, legal, commercial, and administrative functions. We also maintain laboratory, research, and technical facilities in Colorado to support our technology development and project engineering activities. Our corporate and laboratory facilities are leased under arrangements that we believe are adequate for our current needs. Our lease terminates in January 2029 and the leased space is approximately 19,241 square feet.

We own and operate the RNG plant in Iowa, which is included in our GevoRNG segment. This facility captures biogas from anaerobic digestion of agricultural feedstocks and upgrades the biogas to pipeline quality RNG. The property is leased and includes gas upgrading and conditioning equipment, interconnection assets, and related infrastructure necessary for RNG production and delivery. We have leased acreage at three dairy farms where the digesters are located. These leases expire at various dates between 2031 and 2050.

In addition, we own and operate an ethanol production facility located in North Dakota, which we acquired as part of our acquisition of the majority of the assets of Red Trail Energy and is included in our GevoND segment. The facility includes ethanol production, corn oil recovery, and related processing, storage, and handling infrastructure situated on owned land. The site also includes rail and logistics infrastructure supporting feedstock delivery and product shipment. Gevo North Dakota consists of an ethanol production plant with approximately 67 million gallons per year of capacity, a carbon capture and sequestration well injecting approximately 165,000 metric tons of CO₂ per year, and leases which give us rights to use additional pore space for carbon capture with an estimated capacity of one million metric tons per year.

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

Holders of Record

As of January 30, 2026, there were approximately 60 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

We did not repurchase shares under the stock repurchase program during the year ended December 31, 2025. We repurchased 7.2 million shares of common stock for $4.7 million under the stock repurchase program during the year ended December 31, 2024 at an average price per share equal to $0.66. As of December 31, 2025, approximately $20.3 million remained available under the stock repurchase program.

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

Company Overview

We are a growth-oriented renewable fuels and chemicals company that focuses on hard to decarbonize market sectors such as aviation fuels, certain specialty fuels, on-road fuels, specialty and commodity chemicals and materials, coproduct carbon dioxide and certain products for the food chain such as protein and animal feeds made as co-products from our processes. Each of the market areas that Gevo focuses on have the common need for carbon-based products and are not conducive to full electrification or hydrogen. We produce and sell renewable, drop-in products for these sectors, and generate carbon abatement value through our processes, plant designs and business systems. Carbon abatement value can be valorized via Renewable Identification Numbers (“RINs”), state credits, Inflation Reduction Act (“IRA”) tax credits, and various voluntary carbon credits including value creation from Scope 1 and 3 greenhouse gas emissions reductions for end customers. Gevo is primarily a project development, investment, and technology company, which also holds certain operating assets with the intent of generating cash flow.

Our primary market focus, given the large demand and growing customer interest, is renewable hydrocarbon fuels, including (SAF). We believe that SAF produced from a carbohydrate-to-alcohol process is the most economically viable approach to generate value from carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as RNG; hydrocarbons for gasoline and racing fuel blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene, propylene and butenes for plastics and materials; and other chemicals.

Project Updates

Alcohol-to-Jet Projects. Our concept of “Alcohol-to-Jet Projects” consists of a portfolio of planned production facilities designed to manufacture energy-dense liquid hydrocarbons including synthetic aviation fuel (“SAF”) using renewable feedstock, renewable and/or clean energy, and Gevo’s proprietary ATJ technology and process.

We collaborate with a select group of technology, engineering, and equipment partners, most notably Fluid Quip Technologies (“FQT”), Axens North America, Inc. (“Axens”), and PRAJ Industries Limited (“Praj”). FQT and Axens provide proven area-specific operation designs that have been incorporated into Gevo’s proprietary, integrated carbohydrate-to-hydrocarbon ATJ plant designs. Praj is working with us on our proprietary design and construction of prefabricated process modules for our ATJ facilities. While these partners contribute important technology and execution capabilities, Gevo owns the overall plant designs, engineering integration, modularization strategy and associated intellectual property. These collaborations are intended to reduce capital intensity, lower operating costs, and leverage technologies that are proven in other commercial applications, thereby de-risking project execution.

We have substantially completed the engineering design of the ATJ-30 platform and are advancing into detailed engineering and modularization. We are refining the project cost estimates with engineering, procurement, and construction (“EPC”) partners to identify cost reduction opportunities and expect to negotiate toward a lump-sum, fixed price EPC agreement for plant delivery. Current engineering efforts are focused on increasing the degree of modularization across our ATJ plant designs, enabling major process equipment to be fabricated in factory-built modules and assembled onsite. This modular approach is expected to reduce construction risk, lower field labor requirements, improve schedule certainty, and reduce capital spent prior to securing third-party project financing. It is also intended to accelerate our future commercialization of multiple plants by deploying a standardized modular design in a copy-edit-paste fashion.

We currently anticipate financing the construction of ATJ at the subsidiary level using a combination of Company equity (in-kind and/or cash contribution), third-party equity capital, and non-recourse project debt. In 2025, the Company spent approximately $11.3 on the ATJ-30 project; based on current progress, we now expect the remaining spend through financial close to be approximately $20.6 to $35.9 million. Future cash distributions from ATJ earnings would be proportionate to Gevo’s ownership interest in the project. The use of project debt and third-party equity is intended to preserve capital for use on other growth projects. We expect to apply similar development and financing strategies to future Alcohol-to-Jet Projects to grow our SAF production to meet the demand for SAF.

In order to achieve full construction financing for an ATJ plant, we intend to secure debt financing and possibly third-party equity. On October 16, 2024, we received a conditional commitment from the U.S. Department of Energy (“DOE”) Energy Dominance Financing Program (“EDF”) (formerly known as the Loan Programs Office) for a loan guarantee facility with a capacity of approximately $1.6 billion (including capitalized interest during construction). The receipt of a conditional commitment was significant as it helped to validate the ATJ plant design integrity, which is underpinned by the DOE LPO’s diligence process. On October 8, 2025, the Company received a letter from the DOE EDF granting an extension of the Conditional Commitment until April 16, 2026 (the “Extension”). The Extension allows the Company and DOE EDF to evaluate certain potential modifications to the project scope under the conditional commitment in order to address energy policies and priorities. The discussions between the DOE EDF and the Company continue and the Conditional Commitment will remain effective during the extension period to allow for modifications which satisfy DOE EDF. The potential scope modifications include the construction of a lower cost ATJ-30 facility at GevoND and the optimal use of captured carbon dioxide for enhanced oil recovery.

Acquisition of Red Trail Energy. On September 10, 2024, Gevo and its subsidiaries entered into an Asset Purchase Agreement (the “Red Trail Purchase Agreement”) with Red Trail Energy to acquire substantially all of its assets and assume certain liabilities. The acquisition was completed on January 31, 2025. Gevo’s acquisition of Red Trail Energy was a strategic move aimed at accelerating its production of renewable fuels, particularly SAF, developing Gevo’s carbon business, and also enabling optionality for additional co-located projects and expansion opportunities. This acquisition aligns with Gevo’s broader goal of producing clean fuels that can help reduce carbon emissions and promoting sustainability in the energy and transportation sectors. Furthermore, the acquisition grants access to critical CCS assets. See Note 3, Business Combinations, for additional information on the Red Trail Energy acquisition.

Renewable Natural Gas Project. Gevo’s RNG project in Northwest Iowa (the “RNG Project”) started up and began producing and injecting initial volumes of biogas in 2022, during the project’s testing and ramp-up period. In 2023, the project achieved stable production levels.

Gevo’s RNG revenue primarily stems from the sales of the environmental attributes associated with RNG. These include attributes available from California’s Low Carbon Fuel Standard (“LCFS”) program and the U.S. Environmental Protection Agency (“EPA”) Renewable Fuels Standard (“RFS”) program (“RFS Program”) to receive renewable identification numbers (“RINs”). Gevo was granted registration approval by the EPA in 2022, allowing us to participate in the RFS Program to receive RINs.

Verity. Verity Holdings, LLC (“Verity”), a wholly owned subsidiary of Gevo, Inc., is at the forefront of creating the ability to track, verify, and empirically value carbon intensity across the full carbon lifecycle. Verity provides end-to-end carbon accounting via a proprietary digital Measure, Report and Verify (“MRV”) platform. This platform specializes in carbon accounting and services aimed at maximizing the value of environmental benefits throughout the entire business system. Verity's comprehensive approach includes regulatory analysis, strategy development, life cycle analysis, compliance management, audit readiness, carbon marketing, utilization and retirement services, and trading/marketing for Scope 1, 2, and 3 emissions. By integrating advanced technological capabilities, Verity supports Gevo's mission of converting renewable energy and biogenic carbon into renewable, clean fuels and chemicals with a low carbon footprint.

U.S. Department of Agriculture. In September 2023, we received a grant from the U.S. Department of Agriculture (“USDA”) through its Partnerships for Climate-Smart Commodities for Gevo’s Climate-Smart Farm-to-Flight Program (the “USDA Grant”).

The Company incurred $8.9 million of costs under the USDA Grant, which are included in Project development costs in the Consolidated Statement of Operations in 2025. On April 22, 2025, we received notification of the termination of the USDA Grant. The termination did not have a material impact on the financial statements, nor did it impact Gevo’s commercial objectives, since the critical work under the project had already been completed.

Luverne Facility. On October 31, 2025, we sold our subsidiary, Agri-Energy, LLC, which owned an 18-million-gallon-per-year ethanol-production facility located in Luverne, Minnesota (the “Luverne Facility”) to A.E. Innovation LLC. The sales price was $7.0 million, which was made up of a $2 million cash payment, paid on the transaction closing date and a $5.0 million note receivable. As part of the transaction, we retained certain assets at the Luverne Facility, including certain isobutanol production assets and associated infrastructure.

Tax Credit Recognition and Sales. The U.S. federal government has introduced tax incentives to promote the production of low-carbon fuels and reduce GHG emissions, enhance energy security, and support the rural agricultural economy. Effective January 1, 2025, the Inflation Reduction Act of 2022 (IRA) replaces Section 6426 of the Internal Revenue Code with Section 45Z, providing a Clean Fuel Production Credit (“CFPC”) for the years 2025 through 2027. This was further updated and extended on July 4, 2025, under the One Big Beautiful Bill (“OBBBA”) extending the credit through 2029. Producers of liquid transportation fuels, including SAF, are eligible to qualify for up to $1 per gallon, while producers of RNG could claim an amount exceeding $1 per gallon for significant CI reductions, with the credit amount indexed annually for inflation.

The Company recognizes tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code in accordance with International Financial Reporting Standards, specifically International Accounting Standards (“IAS”) 20 - Accounting for Government Grants and Disclosure of Government Assistance, because there is limited U.S. GAAP accounting guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a client. In accordance with IAS 20, the tax incentive is recognized when it is probable that the Company will comply with the provisions of the incentive and that the incentive will be earned. These credits are recognized in “Intangible assets, net” on the Company’s Consolidated Balance Sheets and as a reduction to “Cost of production” in the Consolidated Statements of Operations, reflecting their role in offsetting the production costs of low-carbon fuels. When cash is received under the tax credit transfer agreements, the amount is deferred and recorded in “Deferred clean fuel production tax credits” on the Company’s Consolidated Balance Sheets until such time as all conditions to the transfer have been met.

Our GevoND and RNG production facilities are eligible for federal CFPCs which became probable of being earned during the year ended December 31, 2025. For the year ended December 31, 2025, the Company recognized $52.0 million of CFPCs, which were recorded as a reduction to cost of production and a nonmonetary asset recorded within intangible assets. The Company monetizes these tax credits through sale of such credits to third parties. Upon entering a sale agreement, a liability is recognized to reflect the obligation to deliver the credits. The related intangible asset is derecognized, and the liability is settled, only upon official transfer of title following the filing of the applicable tax returns.

During 2025, the Company entered into several tax credit transfer agreements (collectively, the “Transfer Agreements”) pursuant to which the Company agreed to transfer CFPCs generated from the production of ethanol at its GevoND facility during 2025. Under the Transfer Agreements, the Company expected to transfer approximately $52 million of tax credits between June 30, 2025 and February 28, 2026, subject to the satisfaction of certain conditions precedent on each applicable transfer date, as defined in the respective Transfer Agreements. As of December 31, 2025, the Company had transferred approximately $41.1 million of tax credits under the Transfer Agreements and received the related cash proceeds. The remaining consideration is expected to be received upon the transfer of additional tax credits, subject to the satisfaction of the applicable conditions precedent. Certain Transfer Agreements provide the counterparties with additional contractual rights, including rights to purchase additional tax credits in future periods. In addition, under certain Transfer Agreements, the Company may be required to pay an under-delivery fee if it fails to transfer a specified minimum percentage of tax credits on a scheduled transfer date, which is calculated based on the shortfall between the required minimum and the amount of tax credits actually transferred.

Key Operating Metrics

Gevo North Dakota operating metrics. Total operating revenues reflect sales of ethanol, ethanol-related co-products and carbon removal credits. As a result, our revenues are primarily affected by unit production of ethanol, ethanol-related co-products, the registration of carbon removal credits, and the prices at which we monetize such production. The following table summarizes the key operating metrics described above, recorded on the GevoND segment, which metrics we use to measure performance, and covers the period after January 31, 2025, when Gevo closed on the acquisition of all of the assets and assumed certain liabilities of Red Trail Energy:

	Year Ended December 31, 2025
(dollars in thousands, unless otherwise indicated)	Ethanol (gallons)	Dried Distillers Grains (tons)	Modified Distillers Grains (tons)	Corn Oil & Syrup Sold (lbs)	Total
Operating revenues:
Production quantities	62,005,390	94,628	107,675	17,662,280
Unit price	$1.70	$143.47	$70.47	$0.58
Revenues	$105,512	$13,576	$7,588	$10,215	$136,891
Less: Marketing fees and other	(573)	(165)	—	(112)	(850)
Total ethanol and ethanol related products revenues	$104,939	$13,411	$7,588	$10,103	$136,041

Other key metrics:
Clean fuel production tax credits generated					$48,163
CO2 sequestered (metric tons)					157,606

Primary production costs:
Corn ground (bushels)					21,340,806
Corn cost per bushel					$4.05
Total corn production costs					$86,430
Natural gas (MMBTU)					1,508,920
Natural gas cost per MMBTU					$2.89
Total natural gas costs					$4,361

RNG operating metrics. Total operating revenues reflect both sales of RNG and sales of related environmental attributes. As a result, our revenues are primarily affected by unit production of RNG, production of environmental attributes, and the prices at which we monetize such production. The following table summarizes the key operating metrics described above, recorded on the RNG segment, which metrics we use to measure performance:

	Year Ended December 31,
(in thousands, unless otherwise indicated)	2025	2024	Change	Change %
Operating revenues
Renewable natural gas (RNG)	$1,049	$691	$358	52%
Environmental attributes - RINs	7,777	11,661	(3,884)	(33)%
Environmental attributes - LCFS	9,219	3,444	5,775	168%
Total operating revenues	$18,045	$15,796	$2,249	14%
RNG metrics (MMBtu)
RNG production volumes	359	367	(8)	(2)%
Less: RNG production volumes dispensed	(359)	(367)	8	(2)%
Total RNG volumes available for RIN and LCFS generation (1)	—	—	—	—%
RIN metrics
RIN generation (2) (3)	4,196	4,299	(103)	(2)%
Plus: Prior period RINs carried into current period	207	395	(188)	(48)%
Less: RINs sold	(4,023)	(4,486)	463	(10)%
RIN inventory	380	208	172	83%
Average realized RIN price (4)	$1.93	$2.60	$(0.67)	(26)%
LCFS metrics
LCFS generation (5)	168	80	88	110%
Plus: Prior period LCFS carried into current period	32	20	12	60%
Less: LCFS sold	(164)	(68)	(96)	141%
LCFS inventory	36	32	4	13%
Average realized LCFS price (4)	$56.21	$50.65	$5.57	11%

Clean fuel production tax credits generated	$3,867	$—	$3,867	—%

Operating expenses
RNG operating expenses	$14,724	$24,556	$(9,832)	(40)%
RNG operating expenses per MMBTU (actual)	$41.01	$66.91	$(25.90)	(39)%
(1)	Represents gas production which has not been dispensed to generate RINs and LCFS.
(2)	RINs are generally generated in the month following the gas being dispensed.
(3)	One MMBtu of RNG has approximately the same energy content as 11.6935 gallons of ethanol and thus may generate 11.6935 RINs under the RFS Program.
(4)	Realized prices for environmental attributes are net of third-party commissions and thus do not correspond directly to index prices.
(5)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

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

This section discusses year-to-year comparisons between 2025 and 2024. The complete Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2024 and 2023 and other discussions of 2024 items can be found within Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27,2025, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website at www.gevo.com.

Consolidated Comparison of the Years Ended December 31, 2025 and 2024

(in thousands)

	Year Ended December 31,
	2025	2024	Change	Change %
Total revenues	$160,580	$16,915	$143,665	849%
Operating expenses:
Cost of production	85,241	12,002	73,239	610%
Depreciation and amortization	25,323	18,298	7,025	38%
Research and development expense	4,550	5,576	(1,026)	(18)%
General and administrative expense	51,200	45,798	5,402	12%
Project development costs	11,655	18,166	(6,511)	(36)%
Acquisition related costs	4,438	4,932	(494)	(10)%
Facility idling costs	1,476	2,967	(1,491)	(50)%
Gain on disposal of assets, net	(3,091)	—	(3,091)	100%
Total operating expenses	180,792	107,739	73,053	68%
Loss from operations	(20,212)	(90,824)	70,612	(78)%
Other (expense) income
Interest expense	(17,560)	(3,879)	(13,681)	353%
Interest and investment income	5,109	15,740	(10,631)	(68)%
Other income, net	34	323	(289)	(89)%
Total other (expense) income, net	(12,417)	12,184	(24,601)	(202)%
Net loss and comprehensive loss	(32,629)	(78,640)	46,011	(59)%
Net income attributable to non-controlling interest	1,207	—	1,207	100%
Net loss attributable to Gevo, Inc.	$(33,836)	$(78,640)	$44,804	(57)%

Revenues:

	Year Ended December 31,
	2025	2024	Change	Change %
Revenues:
GevoND	$136,780	$-	$136,780	-%
GevoRNG	18,045	15,796	2,249	14%
Gevo	5,755	1,119	4,636	414%
Total revenues	$160,580	$16,915	$143,665	849%

Total revenues were $160.6 million for the year ended December 31, 2025, compared to $16.9 million for the year ended December 31, 2024, an increase of $143.7 million. The increase was primarily attributable to revenues generated by the GevoND segment following the acquisition of Red Trail Energy on January 31, 2025. GevoND contributed $136.8 million of revenue in 2025, compared to no revenue in the prior year. GevoRNG revenues increased $2.2 million, or 14%, to $18.0 million in 2025 from $15.8 million in 2024, primarily attributable to increased low carbon fuel sales and improved realized pricing. Revenues in the Gevo segment increased to $5.8 million in 2025 from $1.1 million in 2024. The increase was primarily driven by higher hydrocarbon sales, partially offset by lower licensing and development revenue recognized under existing agreements.

Cost of production:

	Year Ended December 31,
	2025	2024	Change	Change %
Cost of production
GevoND	$67,692	$-	$67,692	-%
GevoRNG	8,433	10,369	(1,936)	(19)%
GevoFuels	3	-	3	-%
Gevo	9,113	1,633	7,480	458%
Total cost of production	$85,241	$12,002	$73,239	610%

Cost of Production was $85.2 million for the year ended December 31, 2025, compared to $12.0 million for the year ended December 31, 2024, an increase of $73.2 million. The increase was primarily attributable to the inclusion of Cost of production from the GevoND segment following the acquisition of Red Trail Energy on January 31, 2025, which contributed $67.7 million in 2025. GevoRNG segment cost of production decreased $1.9 million, or 19%, to $8.4 million in 2025 from $10.4 million in 2024. The decrease was primarily driven by the recognition of $3.9 million in Section 45Z tax credits and a net decrease in environmental credit costs, partially offset by higher feedstock and natural gas costs. Cost of Production in the Gevo segment increased to $9.1 million in 2025 from $1.6 million in 2024, primarily driven by higher hydrocarbon production costs associated with increased production and sales activity.

Depreciation and amortization:

	Year Ended December 31,
	2025	2024	Change	Change %
Depreciation and amortization
GevoND	$17,512	$-	$17,512	-%
GevoRNG	4,616	8,580	(3,964)	(46)%
Gevo	3,195	9,718	(6,523)	(67)%
Total depreciation and amortization	$25,323	$18,298	$7,025	38%

Depreciation and amortization increased $7.0 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily related to depreciation of assets acquired at Gevo North Dakota in the acquisition of Red Trail Energy. Depreciation and amortization for the GevoRNG segment decreased by $4.0 million, from $8.6 million for the year ended December 31, 2024 to $4.6 million for the year ended December 31, 2025, primarily due to the extension of certain lease terms, which resulted in a longer depreciable life for certain long-lived assets and lower periodic depreciation expense. Depreciation and amortization for the Gevo segment decreased by $6.5 million (67%), from $9.7 million in 2024 to $3.2 million in 2025. The decrease was primarily attributable to the Agri Energy assets disposed during 2025, resulting in a reduction of approximately $7.6 million of depreciation, partially offset by depreciation on remaining assets in service.

Research and development expense:

	Year Ended December 31,
	2025	2024	Change	Change %
Research and development expense:
Gevo	4,550	5,576	(1,026)	(18)%
Total research and development expense	$4,550	$5,576	$(1,026)	(18)%

Research and development expense decreased $1.0 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a reduction of consulting expenses during the year ended December 31, 2025.

General and administrative expense:

	Year Ended December 31,
	2025	2024	Change	Change %
General and administrative expense
GevoND	$9,701	$-	$9,701	-%
GevoRNG	1,675	5,606	(3,931)	(70)%
Gevo	39,824	40,192	(368)	(1)%
Total general and administrative expense	$51,200	$45,798	$5,402	12%

Total general and administrative expense was $51.2 million for the year ended December 31, 2025, compared to $45.8 million for the year ended December 31, 2024, representing an increase of $5.4 million. The increase was primarily driven by $9.1 million of G&A expense from the GevoND segment following the acquisition of Red Trail Energy on January 31, 2025. This increase was partially offset by decreases in G&A expense in other segments. Specifically, G&A expense in the GevoRNG segment decreased by $3.9 million to $1.7 million in 2025 from $5.6 million in 2024, reflecting lower administrative and overhead costs. General and administrative expense in the Gevo segment remained relatively consistent, decreasing slightly by $0.4 million to $39.8 million in 2025 from $40.2 million in 2024. The modest decline was primarily driven by lower stock-based compensation expenses, which were partially offset by increases in employee-related costs, professional services, and investments in IT infrastructure.

Project development costs:

	Year Ended December 31,
	2025	2024	Change	Change %
Project development costs:
GevoND	$(167)	$-	$(167)	-%
GevoFuels	2,989	5,411	(2,422)	(45)%
Gevo	8,833	12,755	(3,922)	(31)%
Total project development costs	$11,655	$18,166	$(6,511)	(36)%

Project development costs decreased to $11.7 million in 2025 from $18.2 million in 2024, primarily due to lower consulting and professional services expenses. The decrease in the GevoFuels segment was driven by lower professional services fees. In the Gevo segment, costs declined as preliminary development work for the racing fuel blendstock project moved into the production phase, partially offset by higher employee expenses and grower’s fees, which were largely offset by USDA grant reimbursements.

Acquisition related costs: Acquisition related costs decreased $0.5 million during the year ended December 31, 2025 compared to the prior year. Acquisition costs relate to the Red Trail Energy acquisition, which we completed on January 31, 2025 and are entirely attributable to our Gevo segment.

Facility idling costs: Facility idling costs are entirely attributable to the Gevo segment and are related to care and maintenance of our Luverne Facility. Facility idling costs decreased by $1.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the sale in October 2025 of the Luverne facility as part of the sale of Agri-Energy, LLC.

Gain on disposal of assets: The gain on disposal of assets represents the gain recorded on the sale of Agri-Energy, LLC in our Gevo segment in October 2025.

Interest expense:

Year Ended December 31,
2025	2024	Change	Change %

Interest expense:
GevoND	$(12,119)	$-	$(12,119)	-%
GevoRNG	(4,886)	(3,114)	(1,772)	57%
Gevo	(555)	(765)	210	(27)%
Total interest expense	$(17,560)	$(3,879)	$(13,681)	353%

Interest expense increased by $13.7 million, to $17.6 million for the year ended December 31, 2025, compared to $3.9 million for the prior year. The increase was primarily attributable to interest on a $105 million term loan used to partially finance the acquisition of Red Trail Energy at the GevoND segment. In addition, the refinancing of $40 million of Remarketed Bonds at a higher interest rate at the GevoRNG segment contributed to the increase.

Interest and investment income:

	Year Ended December 31,
	2025	2024	Change	Change %
Interest and investment income:
GevoND	$530	$-	$530	-%
GevoRNG	102	6	96	1,600%
Gevo	4,477	15,734	(11,257)	(72)%
Total interest and investment income	$5,109	$15,740	$(10,631)	(68)%

Interest and investment income. Interest and investment income decreased $10.6 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the usage of cash for the acquisition of Red Trail Energy in January 2025, as well as for capital projects and operating costs, which resulted in a lower balance of cash equivalent investments during the year.

Other income. Other income decreased $0.3 million during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Sources of Our Revenues

Our current revenues are primarily derived from: (i) the sale of ethanol and ethanol related products and carbon credits (ii) the sale of RNG commodities and the related environmental attributes; (iii) licensing and development sales; (iv) hydrocarbon sales consisting primarily of the sale of isooctane derived from our isobutanol and SAF; (v) software services; and (vi) the sale of isobutanol and related products.

Principal Components of Our Cost Structure

Cost of Production. Our cost of production consists primarily of costs directly associated with the production of ethanol and related products, RNG and other renewable hydrocarbon products, including isobutanol, SAF, and isooctane. Such costs include direct materials, direct labor, other operating costs and certain plant overhead costs. Direct materials include feedstock, denaturant and process chemicals. Direct labor includes compensation (including stock-based compensation) of personnel directly involved in production operations. Other operating costs include utilities and natural gas and wind power usage.

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

Depreciation and Amortization. Depreciation and amortization relates to property, plant and equipment associated with the production of ethanol, ethanol related products, RNG and other renewable hydrocarbon products, including isobutanol, SAF, and isooctane, as well as that used in product development.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $81.2 million and current restricted cash of $35.8 million, totaling $116.9 million in cash, cash equivalents, and restricted cash. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash, cash equivalents, and restricted cash for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of production facilities and the Company’s Alcohol-to-Jet Projects; (ii) operations and the completion of capital projects at Gevo North Dakota; (iii) potential investment in RNG projects; (iv) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (v) exploration of strategic acquisitions and additional financing, including project financing; and (vi) debt service obligations associated with our current debt and any future borrowings. We believe that as a result of our cash and cash equivalents balances and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Since our inception in 2005, we have devoted most of our cash resources to the development and commercialization of routes to efficiently produce fuels and chemicals from carbohydrates, such as renewable feedstock, using alcohols (isobutanol and ethanol) as intermediates. We have incurred losses since inception, have a significant accumulated deficit, and expect to incur losses for the foreseeable future. Historically we have financed our operations primarily with proceeds from the issuance of equity, warrants, borrowings under debt facilities, ethanol sales and interest income. Our current sources of cash include sales of ethanol and ethanol related co-products (including carbon credits), the sale of Section 45Z CFPC tax credits, RNG, environmental attributes, hydrocarbons and licensing fees. We may also fund future operations through additional private and/or public offerings of equity or debt securities. In addition, we may seek additional capital, on acceptable terms, through arrangements with strategic partners or from other sources. Notwithstanding, there can be no assurance that we will be able to raise additional funds or achieve or sustain profitability or positive cash flows from operations.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(13,401)	$(57,383)
Net cash used in investing activities	$(226,574)	$(51,819)
Net cash provided by (used in) financing activities	$97,881	$(7,362)

Operating Activities

Our primary uses of cash from operating activities are production costs at Gevo North Dakota, personnel-related expenses, and research and development-related expenses, including costs incurred under development agreements, costs of licensing of technology, legal-related costs, and expenses for the market development and commercialization of our products.

During the year ended December 31, 2025, net cash used in operating activities improved significantly, decreasing to $13.4 million compared to $57.4 million for the year ended December 31, 2024. Non-cash charges primarily consisted of stock-based compensation expense of $9.2 million and depreciation and amortization of $25.3 million. Production tax credits of $52.0 million were recognized in 2025 under Section 45Z, which reduced cost of goods sold and increased operating cash flow on a non-cash basis. During 2025, $41.1 million of credits were transferred to third parties, resulting in cash proceeds from the monetization of these credits and a short-term liability due to pending 2025 tax filing. Additionally, prepaid expenses and other current assets, deposits and other assets decreased by $11.4 million, which was partially offset by an increase of $1.4 million in accounts receivable and a $3.4 million increase in our inventory.

Investing Activities

During the year ended December 31, 2025, we had $226.6 million in cash used in investing activities, comprised of $198.5 million for the acquisition of Red Trail Energy, $30.1 million for investments in our capital projects, including $13.4 million in GevoFuels segment, $5.6 million at GevoND, $0.9 million in the GevoRNG segment, and $10.2 million in the Gevo segment. These were partially offset by $2.0 million proceeds from the sale of Agri Energy.

We have substantially completed the engineering design on our ATJ projects and are proceeding with detailed engineering and modularization design. We are refining the project cost estimates with EPC partners to identify opportunities to reduce and negotiate the cost. We currently expect to finance the construction of ATJ plants at the subsidiary level using a combination of Company equity and third-party capital.

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

During the year ended December 31, 2024, we used cash of $51.8 million in investing activities, of which $51.1 million related to investments in our capital projects, including $30.1 million in the GevoFuels segment, $3.9 million in GevoRNG segment, and $17.1 million in the Gevo segment. In addition, we made a $10.0 million deposit related to the acquisition of Red Trail Energy. Partially offsetting these investments was the sale of investment tax credits of $15.3 million.

Financing Activities

During the year ended December 31, 2025, we had $97.9 million of net cash provided by financing activities. Financing inflows consisted primarily of $105.0 million in loan proceeds and $40.0 million in proceeds from the re-marketed bonds, which was fully offset by $40.0 million in bond redemptions. The Company also received $5.0 million of contributions from non-controlling interest holders. These amounts were partially offset by $9.7 million in debt issuance costs, $1.8 million in payments of finance lease liabilities and $1.5 million in distributions to non-controlling interest holders.

We currently expect to finance the construction of ATJ plants at the subsidiary level using a combination of our own, third-party, and debt capital. The Company expects to retain an equity interest in the project and may invest equity in the project using the proceeds from the reimbursement of the Company’s ATJ project development expenditures. Cash distributions from future ATJ project earnings would be proportionate to Gevo’s ownership in such ATJ projects under this expected financing structure which would allow us to conserve and redeploy our capital on other growth projects, including other ATJ projects. We expect to apply similar development and financing strategies to future ATJ projects to enable growth of SAF production to meet demand for SAF.

During the year ended December 31, 2024, we had $7.4 million of net cash used in financing activities, due to $4.7 million for repurchases of common stock, $1.7 million for debt issuance costs and $0.9 million for payment of finance lease liabilities. payments for equipment loans and finance lease liabilities.

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

Impairment of long-lived assets - The Company evaluates the recoverability of the recorded amount of long-lived assets, including property, plant and equipment, licenses, patents, operating lease right-of-use assets, and finance lease right-of-use assets when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the Company determines that an asset is impaired, it measures the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. No impairment losses on tangible and intangible assets were recorded for the years ended December 31, 2025, and 2024.

We estimate fair value measurements to record impairment to certain long-lived assets and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 360 and 820. These significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, or the market or sales comparison approach. The fair value of our operating asset groups is estimated using a discounted cash flow model as quoted market prices are not available. For other long-lived assets, fair value is determined using an approach that is appropriate based on the relevant facts and circumstances, which may include discounted cash flows or comparable transactions analyses.

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

Goodwill and Intangibles - In connection with our January 31, 2025 acquisition of the assets of Red Trail Energy, we recognized approximately $39.8 million of goodwill and $46.3 million of identifiable intangible assets. In connection with our September 2024 acquisition of Cultivate AI we recorded approximately $3.7 million of goodwill. The valuation of these assets required significant management judgment and the use of estimates. The fair values of identifiable intangible assets were determined using income-based valuation methodologies that required assumptions regarding projected production volumes, expected operating margins, renewable fuel and commodity pricing, customer relationships, regulatory incentives, and discount rates reflecting the risks associated with the projected cash flows. Goodwill represents expected synergies, integration benefits, SAF expansion opportunities, carbon capture and storage development potential, and the assembled workforce. These estimates are inherently uncertain and are based on forward-looking assumptions about future operating performance, market conditions, and regulatory frameworks affecting renewable fuels and low-carbon energy markets. Changes in assumptions related to commodity prices, SAF demand, carbon credit markets, discount rates, or long-term growth expectations could materially affect:

o	The amount of amortization expense recorded for finite-lived intangible assets; and

o	The outcome of future goodwill impairment tests.

Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that impairment may exist. Finite-lived intangible assets are amortized over their estimated useful lives and reviewed for impairment when indicators arise. If actual results differ materially from our estimates, we could be required to record impairment charges in future periods.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Item 8. “Financial Statements and Supplemental Data,” of this Report, for a discussion of recent accounting pronouncements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to commodity pricing, environmental attribute pricing, interest rate, credit risk with our contract counterparties, and equity price risks. We currently have no foreign exchange risk. We use commodity derivative financial instruments as part of an overall strategy to manage market risk related to corn purchases in our GevoND segment.

Commodity Price Risk

Ethanol prices are volatile and are sensitive to the cost of corn and natural gas, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. We attempt to mitigate our exposure to corn price volatility through the use of corn futures contracts.

The price of RNG changes in relation to the market prices of wholesale gas. Pricing for wholesale gas is volatile and we expect this volatility to continue in the future. Further, volatility of wholesale gas also creates volatility in the prices of environmental attributes.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to the market price of commodities affecting our business. Our analysis, which may differ from actual results, was based on our actual 2025 production and commodity usage (in thousands):

Commodity	Estimated Total Annual Volume Based on 2025 Production	Unit of Measure	Effect on Operating Income of a 10% Change in Price

Ethanol	67,642	Gallons	$11,510
Dried distillers grains	103	Tons	$1,478
Modified distillers grains	117	Tons	$825
Corn oil	19,268	Pounds	$1,114
RNG	359	MMbtu	$105
Corn	23,281	Bushels	$9,429
Natural gas	1,646	MMbtu	$476

Environmental Attribute Price Risk

We attempt to negotiate the best prices for our commodities and environmental attributes and to competitively price our products to reflect the fluctuations in market prices. Reductions in the market prices of our products and environmental attributes may have a material adverse effect on our revenues and profits as they directly reduce our revenues. We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to RIN and LCFS credit prices. The estimated annual impact of a hypothetical 10% decrease in the average realized price per RIN and per LCFS credit would have a negative effect on our operating profit of approximately $0.7 million and $0.9 million, respectively.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is influenced by fluctuations in U.S. interest rates. This is particularly relevant because our investments, including cash equivalents, are primarily invested in U.S. Treasury or government money market funds. However, based on the current level of our cash and cash equivalents and the minimal interest rate exposure, we believe that the impact of changes in market interest rates is not significant.

Credit Risk

We are subject to credit risk due to the concentration of our ethanol and RNG receivables with a limited number of significant customers. This concentration increases our exposure to credit risk on our receivables, since the financial insolvency of these customers could have a significant impact on our results of operations.

In addition, in October 2025, as partial consideration for the sale of Agri-Energy, LLC, we received a $5.0 million note receivable from the purchaser, payable in equal installments from 2026 to 2030. Although the note is secured by a mortgage on the property sold, we are exposed to credit risk regarding the collection of this note receivable should the issuer of the note become insolvent.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gevo, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Business Combination: Valuation of Customer Relationship Intangible Asset - Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

The Company completed the acquisition of Red Trail Energy, LLC for an aggregate purchase price of $210 million, subject to customary adjustments on January 31, 2025. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationship intangible asset of $46.3 million. Management estimated the fair value of the customer relationships intangible asset using the multi-period excess earnings method.

The fair value determination of the customer relationship intangible asset for Red Trail Energy, LLC required management to make significant estimates of future cash flows and assumptions related to the selection of the revenue growth rate, EBITDA margin, discount rate, and probability of renewal. This fair value determination requires us to perform audit procedures to evaluate the reasonableness of these estimates and assumptions and required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures related to the significant estimates of future cash flows and assumptions included the following, among others:

*	We obtained the forecasts used to value the customer relationship intangible asset and assessed the reasonableness of management’s projections of future cash flows, including the revenue growth rate, EBITDA margin and probability of renewal by comparing the projections to historical results for Red Trail Energy, LLC.
*	Reviewed communications from the Board of Directors and forecasted information included in Company press releases, as well as analyst and industry reports.
*	With the assistance of our fair value specialists, evaluated the reasonableness of the valuation methodology and evaluated the selection of the discount rate by performing the following:

*	Developed a range of independent estimates and compared those to the discount rate selected by management.
*	Tested the source information underlying the determination of the discount rate, including comparing the significant assumptions used by management to current industry and economic trends and tested the mathematical accuracy of the calculation.
*	Tested the design and implementation of internal controls related to the estimates of future cash flows and assumptions related to revenue growth, EBITDA margin, discount rate and probability of renewal.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 5, 2026

We have served as the Company's auditor since 2024.

GEVO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$81,163	$189,389
Restricted cash	28,770	1,489
Trade accounts receivable, net	8,394	2,411
Inventories	19,076	4,502
Prepaid expenses and other current assets	6,001	5,920

Total current assets	143,404	203,711
Property, plant and equipment, net	353,577	221,642
Restricted cash	7,006	68,155
Operating right-of-use assets	1,964	1,064
Finance right-of-use assets	430	1,877
Intangible assets, net	95,003	8,129
Goodwill	43,558	3,740
Deposits and other assets	73,987	75,623
Total assets	$718,929	$583,941
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$36,508	$22,006
Deferred clean fuel production tax credits	41,115	—
Operating lease liabilities	689	333
Finance lease liabilities	273	2,001
Loans payable	—	21
Total current liabilities	78,585	24,361
Bonds payable, net	64,247	67,109
Loans payable	100,503	—
Operating lease liabilities	1,416	966
Finance lease liabilities	394	187
Asset retirement obligation	2,250	—
Other long-term liabilities	365	1,830
Total liabilities	247,760	94,453

Redeemable non-controlling interest	4,832	—

Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 242,464,470 and 239,176,293 shares issued and outstanding at December 31, 2025, and December 31, 2024, respectively.	2,425	2,392
Additional paid-in capital	1,298,064	1,287,333
Accumulated deficit	(834,152)	(800,237)
Total stockholders' equity	466,337	489,488
Total liabilities and stockholders' equity	$718,929	$583,941

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Total revenues	$160,580	$16,915
Operating expenses:
Cost of production	85,241	12,002
Depreciation and amortization	25,323	18,298
Research and development expense	4,550	5,576
General and administrative expense	51,200	45,798
Project development costs	11,655	18,166
Acquisition related costs	4,438	4,932
Facility idling costs	1,476	2,967
Gain on disposal of assets, net	(3,091)	—
Total operating expenses	180,792	107,739
Loss from operations	(20,212)	(90,824)
Other (expense) income
Interest expense	(17,560)	(3,879)
Interest and investment income	5,109	15,740
Other income, net	34	323
Total other (expense) income, net	(12,417)	12,184
Net loss	(32,629)	(78,640)
Net income attributable to redeemable non-controlling interest	1,207	—
Net loss attributed to Gevo, Inc.	$(33,836)	$(78,640)

Net loss per share - basic and diluted	$(0.14)	$(0.34)
Weighted-average common shares outstanding - basic and diluted	234,008,574	231,674,716

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	For the Year Ended December 31, 2025 and 2024
						Mezzanine
	Stockholders' Equity					Equity
						Redeemable
	Common Stock		Additional	Accumulated	Stockholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest
Balance, December 31, 2024	239,176,293	$2,392	$1,287,333	$(800,237)	$489,488	$—
Issuance of redeemable non-controlling interest	—	—	—	—	—	5,000
Non-cash stock-based compensation	—	—	9,209	—	9,209	—
Stock-based awards and related share issuances, net	2,325,570	23	734	—	757	—
Proceeds from exercise of stock options	962,607	10	788	—	798	—
Distribution to non-controlling interest	—	—	—	—	—	(1,454)
Change in redemption value of redeemable non-controlling interest	—	—	—	(79)	(79)	79
Net income (loss)	—	—	—	(33,836)	(33,836)	1,207
Balance, December 31, 2025	242,464,470	$2,425	$1,298,064	$(834,152)	$466,337	$4,832

Balance, December 31, 2023	240,499,833	$2,405	$1,276,581	$(721,597)	$557,389	—
Non-cash stock-based compensation	—	—	14,847	—	14,847	—
Stock-based awards and related share issuances, net	5,784,668	58	495	—	553	—
Repurchase of common stock	(7,190,006)	(72)	(4,638)	—	(4,710)	—
Issuance of common stock upon exercise of warrants	81,798	1	48	—	49	—
Net loss	—	—	—	(78,640)	(78,640)	—
Balance, December 31, 2024	239,176,293	$2,392	$1,287,333	$(800,237)	$489,488	$—

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Operating Activities
Net loss	$(32,629)	$(78,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Agri-Energy assets	(3,091)	—
Stock-based compensation	9,209	14,733
Depreciation and amortization	25,323	18,298
Production tax credits generated	(52,030)	—
Amortization of deferred financing costs	1,947	—
Lease amortization	2,019	—
Other non-cash expense	1,087	2,497
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,013)	417
Inventories	(4,061)	(706)
Prepaid expenses and other current assets, deposits and other assets	(6,557)	(19,050)
Accounts payable, accrued expenses and non-current liabilities	5,280	5,068
Deferred clean fuel production tax credits	41,115	—
Net cash used in operating activities	(13,401)	(57,383)
Investing Activities
Acquisitions of property, plant and equipment	(30,113)	(51,085)
Acquisition of Red Trail Energy, net of cash acquired	(198,461)	—
Proceeds from sale of Agri-Energy assets	2,000	—
Proceeds from sale of investment tax credit	—	15,336
Payment of earnest money deposit	—	(10,000)
Acquisition of CultivateAI, net of cash acquired	—	(6,070)
Net cash used in investing activities	(226,574)	(51,819)
Financing Activities
Proceeds from issuance of bonds	40,000	68,155
Redemption of bonds	(40,000)	(68,155)
Loan proceeds	105,000	—
Payment of debt issuance costs	(9,676)	(1,665)
Non-controlling interest	5,000	—
Distribution to non-controlling interest	(1,454)	—
Proceeds from the exercise of warrants	—	49
Proceeds from the exercise of stock options	798	—
Payment of loans payable	(21)	(130)
Payment of finance lease liabilities	(1,766)	(906)
Repurchases of common stock	—	(4,710)
Net cash provided by (used in) financing activities	97,881	(7,362)
Net decrease in cash and cash equivalents	(142,094)	(116,564)
Cash, cash equivalents and restricted cash at beginning of period	259,033	375,597
Cash, cash equivalents and restricted cash at end of period	$116,939	$259,033

See the accompanying Notes to the Consolidated Financial Statements.

GEVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
Schedule of cash, cash equivalents and restricted cash	2025	2024
Cash and cash equivalents	$81,163	$189,389
Restricted cash (current)	28,770	1,489
Restricted cash (non-current)	7,006	68,155
Total cash, cash equivalents and restricted cash	$116,939	$259,033

	Year Ended December 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2025	2024
Cash paid for interest, net of amounts capitalized	$12,557	$1,619
Capitalized interest included in property, plant and equipment	$114	$—
Non-cash purchase of property, plant and equipment	$6,207	$2,595
Right-of-use asset purchased with financing leases	$202	$2,731
Right-of-use asset purchased with operating lease	$148	$32

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

The Company has a renewable natural gas (“RNG”) facility in Northwest Iowa (“NW Iowa RNG”). NW Iowa RNG produces RNG from dairy cow manure, which is supplied by three local dairies. Animal manure can be digested anaerobically by microorganisms to produce biogas, which is then upgraded to pipeline quality gas. In 2024, we completed an expansion to the RNG business to increase its annual expected output from 355,000 million British thermal units (“MMBtu”) to 400,000 MMBtu. We sell our RNG to the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, we generate and sell LCFS credits, and D3 Renewable Identification Numbers (“RINs”) (collectively, “environmental attributes”).

2. Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements of Gevo include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation. The Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”). These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company. The Company had no components of other comprehensive income (loss) for the periods presented. Accordingly, net income (loss) equals comprehensive income (loss).

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates and assumptions are inherently subject to uncertainty, and actual results could differ from these estimates. Significant areas requiring estimates and assumptions include, but are not limited to, the determination of useful lives of property, plant and equipment, inventory, asset retirement obligations, the recognition of revenue, the valuation of business combinations, impairment of long-lived assets, goodwill and intangible assets, and the fair value of clean fuel production credits (“PTC”). Management regularly reviews our estimates based on the most current available information. Changes in facts and circumstances may result in revised estimates.

Concentrations of Credit Risk and Major Customers. The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents in excess of the federally insured limits. The Company’s cash and cash equivalents are deposited with high credit-quality financial institutions and are primarily in demand deposit accounts and money market funds. As of December 31, 2025, and 2024, one customer accounted for 46% and 86% of trade accounts receivable, net, and 80% and 93% of total revenue, respectively.

Cash, Cash Equivalents and Restricted Cash. The Company maintains its cash and cash equivalents in highly liquid interest-bearing money market accounts or non-interest-bearing demand accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Restricted cash is classified as current or non-current based on the terms of the underlying agreements and represents cash held as deposits in reserve accounts for our Series 2025A Bonds and cash collateral for financial letters of credit securing our Remarketed Bonds.

Trade Accounts Receivable, net. The Company records receivables for products shipped but for which payment has not yet been received. The Company records an allowance for expected credit losses on accounts receivable; however, such amounts have historically been immaterial.

Inventories. Inventory is stated at the lower of cost or net realizable value. Raw materials inventory consists primarily of corn and other materials and supplies and is valued using the first-in, first-out (FIFO) method. Finished goods inventory includes ethanol, isobutanol, and other co-products of the production process. Work-in-process inventory includes unfinished ethanol, isobutanol, and renewable hydrocarbon products. Spare parts inventory consists of parts required to maintain the Company’s production facilities. Each reporting period, the Company evaluates inventory balances to assess recoverability through future sales and records adjustments, as necessary, to reflect the lower of cost or net realizable value.

Environmental Attribute Inventory. The Company generates D3 Renewable Identification Numbers (“RINs”) and Low Carbon Fuel Standard (“LCFS”) credits and carbon removal credits (collectively, “environmental attributes”) through the production of RNG used for transportation purposes as prescribed under the Renewable Fuels Standard program (“RFS”) as well as through the carbon sequestration process at our GevoND business. Our carbon removal credits are certified by Puro Earth (“Puro”), an independent third-party carbon credit registry. The GevoND facility produces Carbon Dioxide Removal Certificates (CORCs) via Bioenergy with Carbon Capture and Storage (BECCS), which represent permanent carbon sequestration from ethanol production. Environmental attribute inventory is included as a component of “Inventories” on the Consolidated Balance Sheets. The Company intends to actively market and sell environmental attributes and as such records them as inventory. Accordingly, the Company allocates the costs of production based on the relative sales value of all revenue items for the NW Iowa RNG operations. The value of the environmental attributes is reviewed for potential write-downs based on the net realizable value methodology. Revenue is recognized on these environmental attributes when there is an agreement in place to monetize the credits at an agreed upon price with a customer based upon defined third party market prices and a transfer of control has occurred.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Business Combinations. The Company accounts for its business combinations in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations ("ASC 805-10"). ASC 805-10 mandates the use of the purchase method of accounting for all business combinations. Under this method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. For transactions meeting the definition of business combinations, the Company evaluates the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired, and liabilities assumed, in a business combination. ASC 805-10 further stipulates criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported separately from goodwill. Acquisition-related costs, including transaction fees, are recognized separately from the business combination and expensed as incurred.

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

Derivative Financial Instruments. After acquiring an ethanol operating facility in the first quarter of 2025, the Company integrated commodity-based derivative transactions, specifically corn futures contracts, into its hedging strategy to manage its exposure to commodity price fluctuations. This strategy aims to protect cash flows associated with the increased exposure to commodity price volatility arising from its GevoND operations, which include corn-based production and procurement activities. These derivative contracts are intended to economically hedge the Company’s cash flow exposure to changes in corn prices, which directly impact the cost of raw materials used in production.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

the individual assets. The estimates of productive lives may change, possibly in the near term, resulting in changes to depreciation and amortization rates in future reporting periods.

Impairment of Long-Lived Assets. The Company evaluates the recoverability of the recorded amount of long-lived assets, including property, plant and equipment, licenses, patents, operating lease right-of-use assets, and finance lease right-of-use assets when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the Company determines that an asset is impaired, it measures the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. No impairment losses on tangible and intangible assets were recorded for the years ended December 31, 2025, and 2024.

Asset Retirement Obligations. The fair value of an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred, provided that a reasonable estimate of fair value can be made. The Company’s ARO is primarily related to commitments to restore or decommission property subject to operating leases associated with its GevoND and RNG operations.

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

The capitalized ARO costs included in property, plant, and equipment are depreciated over the shorter of the useful life of the related asset or the term of the associated lease. ARO liabilities are accreted over time using the credit-adjusted risk-free rate applied at initial recognition and recorded in operations expense on the depreciation and amortization expense on the Consolidated Statement of Operations.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

Intangible assets. Intangible assets consist of patents, developed technology, customer-related intangibles, trade names, and 45Z production tax credits. Costs related to patents, including legal fees, customer-related intangible, and trade names are capitalized and amortized over the estimated useful lives using the straight-line method. Amortization expense is recorded in “Depreciation and amortization” in the Operating expenses section of the Consolidated Statements of Operations. For intangibles purchased in acquisitions, the useful life is determined by valuation estimates of remaining economic life. The Company periodically evaluates the amortization period and carrying value of its intangible assets to determine whether any events or circumstances warrant revised estimated useful life or reduction in value. The 45Z production tax credits have indefinite lives and are not amortized. The intangible asset is reduced upon transfer to the purchaser of the credit.

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

Goodwill. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Impairment exists when the carrying amount of a reporting unit exceeds its estimated fair value, resulting in an impairment charge for this excess, with the maximum charge limited to the carrying value of goodwill allocated to that reporting unit. Our annual impairment testing date is August 1st. Gevo has allocated goodwill of $39.8 million to the GevoND reporting unit and $3.8 million to the software and services reporting unit within the Gevo segment. A quantitative step 1 assessment was prepared at August 1, 2025 to test the goodwill at the GevoND reporting unit. We used a combination of the income approach, which included significant assumptions about the future operating results and cash flows of GevoND, and the market approach, which was based upon multiples of revenue. The goodwill recorded at the software and services reporting unit was tested for impairment using a quantitative step 1 assessment using a market approach. Both assessments indicated that goodwill at each reporting unit was not impaired.

Interest Expense. The interest expense directly attributable to the acquisition and construction of an asset that needs a substantially long period of time for its intended use to begin are capitalized and recorded as part of the cost of the asset when expenditures for the asset and borrowing costs have been incurred, and the activities relating to the acquisition and construction that are necessary to prepare the asset for its intended use have commenced. The capitalization of interest ceases when the asset under acquisition or construction becomes ready for its intended use and the interest incurred thereafter is recognized in profit or loss for the current period. The capitalization of interest is suspended during periods in which the acquisition or construction of an asset is interrupted abnormally and the interruption lasts for more than three months, until the acquisition or construction is resumed.

Debt Issuance Costs and Debt Discounts/Premiums. Debt issuance costs are costs with third parties incurred in connection with the Company’s debt financings that have been capitalized and are being amortized over the stated maturity period or estimated life of the related debt using the effective interest method. Debt issuance costs are presented

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company consolidates a VIE if it is deemed to be the primary beneficiary. The Company determines it is the primary beneficiary if it has the power to direct the activities that most significantly impact the VIEs’ economic performance and has the obligation to absorb losses or has the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it is the primary beneficiary. See Footnote 25 below for further information.

Redeemable Noncontrolling Interest. In connection with the Company's acquisition of substantially all of the assets and certain liabilities of Red Trail Energy, Gevo Intermediate HoldCo, LLC (“HoldCo”), a wholly owned subsidiary of Gevo entered into a membership subscription agreement with Orion Infrastructure Capital (“OIC”), a U.S.-based private investment firm, pursuant to which OIC purchased equity units. The subscription agreement includes put and call options (the "Put/Call Option") related to the non-controlling interest. Specifically, the Company has the right to exercise a call option to purchase all outstanding units, and OIC holds a put option requiring the Company to purchase the outstanding units at fair value. These options are exercisable for a period of three years (the "Option Period") following the date on which all indebtedness under the related credit agreement with an affiliate of OIC has been paid.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The fair value of the redeemable non-controlling interest is determined using a combination of a market approach and an income approach using a discounted cash flow method. As of December 31, 2025, the fair value of the redeemable non-controlling interest has been adjusted to its estimated redemption value with a related adjustment to accumulated deficit.

Revenue Recognition. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue from the Company’s point in time product sales is recognized when products are transferred, or services are invoiced and control transferred. The Company has presented the disclosures required by ASC 606, see Note 6, Revenues from Contracts with Customers and Other Revenue.

Cost of Production. Cost of production includes costs incurred in operations for the production of ethanol, ethanol related products, RNG, environmental attributes and isobutanol, as well as costs for direct materials, direct labor and certain plant overhead costs, and plant utilities including natural gas and wind power. Direct materials consist of manure feedstock and process chemicals. Direct labor includes compensation of personnel directly involved in production operations. Cost of production is reduced by generation of CFPCs.

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

General and Administrative. General and administrative expenses are expensed as incurred. The Company’s general and administrative costs consist of personnel costs (including stock-based compensation), consulting and service provider expenses, legal fees, marketing costs, insurance costs, occupancy-related costs, travel and relocation expenses and hiring expenses. Our corporate personnel, consisting of subject matter experts, including chemists, engineers, and sustainability experts, dedicate the majority of their time and efforts for the development of our projects.

Project Development Costs. Project development costs consist of consulting, preliminary engineering costs, and personnel costs, including stock-based compensation.

Stock-Based Compensation. The Company’s stock-based compensation expense includes expenses associated with share-based awards granted to employees and board members. Our stock-based compensation is classified as either an equity award or a liability award. The fair value of an equity-classified award is determined at the grant date and is amortized on a straight-line basis over the requisite service period. The fair value of a liability-classified award is determined on a quarterly basis through the final vesting date and is amortized based on the current fair value of the award and the percentage of vesting period incurred to date.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

federal funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate.

The Company recognizes grants once both of the following conditions are met: (1) the Company is able to comply with the relevant conditions of the grant and (2) the grant is probable of being received. Further, IAS 20 permits for the recognition in earnings either (1) separately under a general heading such as other income, or (2) as a reduction of the related expenses. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant.

Income Taxes. The Company adopted ASU 2023-09 in the fourth quarter of 2025. ASU 2023-09 requires enhanced income tax disclosures to provide transparency and improve usefulness primarily through changes to the rate reconciliation and income taxes paid information. In preparing the Consolidated Financial Statements, the Company estimates the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in deferred tax assets and liabilities generally have a direct impact on earnings in the period of the changes. Where applicable tax laws and regulations are either unclear or subject to varying interpretations, it is possible that changes in these estimates could occur that materially affect the amounts of deferred income tax assets and liabilities recorded in the Consolidated Financial Statements.

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

Tax Credits - The U.S. federal government has introduced tax incentives to promote the production of low-carbon fuels and reduce GHG emissions, enhance energy security, and support the rural agricultural economy.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

The scope of Accounting Standards Codification (“ASC”) 740: Income Taxes (“ASC 740”) does not directly address how to account for transferable tax credits, however multiple acceptable views to account for transferable credits exists including accounting for the entire credit outside of income taxes in the Consolidated Statements of Operations, analogous treatment to governmental grants under IAS 20.

The Company recognizes tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code (“IRC”) (“Section 45Z tax credits” or “Clean Fuel Production Credits”) in accordance with IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, the tax incentive is recognized when it is probable that the Company will comply with the provisions of the incentive and that the incentive will be earned. These credits are recognized in “Intangible assets, net” on the Company’s Consolidated Balance Sheets and as a reduction to Cost of production in the Consolidated Statements of Operations, reflecting their role in offsetting the production costs of low-carbon fuels.  The intangible is reduced upon final transfer of the credit to the purchaser. During the year ended December 31, 2025, the Company generated CFPCs of $52.0 million. Also, during 2025, the Company entered into tax credit transfer agreements with three financial institutions pursuant to which it agreed to sell and transfer CFPCs generated from qualifying ethanol production. The Company received cash proceeds totaling $41.1 million related to these transfers, which is included in Deferred Clean Fuel Production Tax Credits, a component of current liabilities on our Consolidated Balance Sheet at December 31, 2025.

The Company’s capital investment in the RNG project generated a tax credit under Section 48 of the IRC, which provides an energy tax credit for investments in renewable energy property. (“Investment Tax Credits” or “ITCs”) . The Company has elected to apply a policy similar to the accounting method described in IAS 20 and recorded the transferable tax credit as a credit against the related asset, thus, reducing the amount of depreciation expense to be recognized over the remaining useful life of the associated asset.

Recently Issued, Not Yet Adopted Accounting Pronouncements

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

Internal Use Software. In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 amends certain aspects of the accounting and disclosure of software costs. ASU 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for annual reporting period beginning after December 15, 2027 and interim periods within those annual reporting

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

Income Taxes. In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 retrospectively in the fourth quarter of 2025. We modified the disclosures related to our rate reconciliation and the details of our cash taxes paid included in Note 20, Income taxes.

3. Business Combinations

Acquisition of Red Trail Energy

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

The Red Trail Purchase Agreement was accounted for using the acquisition method of accounting. The purchase price per the Red Trail Purchase Agreement was $210 million and was adjusted to $208.4 million at the Closing Date, based on minor adjustments to the purchase price and an estimated working capital adjustment (the “Purchase Price”). The Purchase Price was adjusted further based on the final net working capital amount of $1.9 million. The purchase price as of December 31, 2025 is $210.3 million. The Purchase Price was funded through a combination of $103.9 million in cash, of which $10.0 million was paid in escrow in 2024, $99.5 million senior secured term loan facility, net of discount and financing costs, and $5.0 million in the form of a redeemable non-controlling interest investment from OIC.

The Company incurred approximately $4.5 million of direct acquisition-related expenditures for the year ended December 31, 2025, which are recognized in project development costs in the Consolidated Statements of Operations.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the Red Trail Purchase Agreement (in thousands):

Red Trail
Acquisition
Fair Value
Current assets:
Trade accounts receivable	$4,970
Inventories	11,558
Prepaid expenses and other current assets	212
Total current assets	16,740

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

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

	Year Ended December 31,
	2025	2024
Total revenues	$175,119	$157,397
Net loss	(30,728)	(81,984)

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Acquisition of Cultivate Agricultural Intelligence, LLC

On September 25, 2024 (the “Cultivate Acquisition Date”), the Company acquired all of the issued and outstanding membership interests of Cultivate Agricultural Intelligence, LLC (“Cultivate”) pursuant to the terms of the Membership Interest Purchase Agreement between the Company and Cultivate, as well as Cultivate’s individual members (the “Cultivate Acquisition”). The Cultivate Acquisition was accounted for using the acquisition method of accounting. The total fair value of the consideration transferred was $6.9 million, including estimated contingent consideration totaling $0.7 million (the “Cultivate Earn-out liability”), for which the Company may be required to pay additional cash consideration contingent on future net profit-based performance targets between the closing date and the fourth anniversary of the closing date, up to a maximum of $2.0 million. As of December 31, 2025 and 2024, the Cultivate Earn-out liability was $0.4 million and $0.7 million, respectively and is recorded in Other long-term liabilities on the Consolidated Balance Sheets.

The Cultivate Acquisition met the requirements to be considered a business combination under ASC 805: Business Combinations (“ASC 805”). The assets and liabilities acquired from Cultivate, affected for preliminary adjustments to reflect the fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the Cultivate Acquisition Date. The Company has allocated the purchase price to the tangible and identifiable intangible assets and liabilities assumed based on their estimated fair market values at the Cultivate Acquisition Date as required under ASC 805. The Company has not presented pro forma results because the Cultivate Acquisition was not deemed significant at the date of closing. Amounts related to the Cultivate Acquisition included in Consolidated Statements of Operations are insignificant.

4. Disposition of Assets

On October 31, 2025, we sold our subsidiary Agri-Energy, LLC, which owned an 18 million gallon-per-year ethanol production facility located in Luverne, Minnesota (the “Luverne Facility”) to A.E. Innovation LLC. The sales price was $7.0 million, consisting of a $2 million cash payment, received on the transaction closing date and a $5.0 million note receivable. The note receivable accrues interest at the Federal Funds Rate with principal payment of $1.0 million due annually, beginning October 31, 2026 and ending on October 31, 2030. The Company recorded a $1.6 million discount on the note receivable at issuance to adjust it to fair value. As part of the transaction, the Company retained certain assets at the Luverne Facility including certain isobutanol production assets and associated infrastructure.

Following is the calculation of the gain on sale of Agri-Energy, LLC (in thousands):

Amount
Cash consideration	$2,000
Note receivable, net of discount	3,403
Total fair value of consideration	5,403

Carrying values of assets disposed:
Prepaid assets	3
Inventory	210
Land	185
Machinery and equipment, net	1,620
Total value of assets disposed	2,018

Transaction costs	294

Gain on disposition of Agri-Energy, LLC	$3,091

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

5. Tax Credit Recognition and Sales

The U.S. federal government has introduced tax incentives to promote the production of low-carbon fuels and reduce GHG emissions, enhance energy security, and support the rural agricultural economy.

On September 18, 2024, we sold approximately $15.3 million in ITCs to a corporate buyer. This transaction monetized IRA Investment Tax Credits generated from the commercialization of the RNG Project by Gevo NW Iowa RNG, LLC and provided net cash proceeds of approximately $14.0 million to us after transaction fees. As of December 31, 2024, the Company recorded $15.3 million as a reduction to Property, plant, and equipment, net on the Consolidated Balance Sheet.

Effective January 1, 2025, the IRA replaces Section 6426 of the Internal Revenue Code with Section 45Z, providing CFPCs for the years 2025 through 2027. This was further updated and extended on July 4, 2025, under the OBBBA extending the credit through 2029. Producers of liquid transportation fuels, including SAF, are eligible to qualify for up to $1 per gallon, while producers of non-SAF transportation fuels could claim an amount exceeding $1 per gallon for significant CI reductions, with the credit amount indexed annually for inflation.

Our GevoND and RNG production facilities became eligible for these federal tax credits during 2025. For the year ended December 31, 2025, the Company generated and recognized $52.0 million of Section 45Z tax credits, which were recorded as a reduction to Cost of production and a nonmonetary asset recorded within Intangible assets, net. The Company monetizes these tax credits through sale of such credits to third parties.

During 2025, the Company entered into multiple tax credit transfer agreements pursuant to which it agreed to sell and transfer CFPCs generated from qualifying ethanol production.

On June 30, 2025, the Company entered into a Tax Credit Transfer Agreement with a financial institution pursuant to which the Company agreed to transfer approximately $22.0 million of CFPCs generated from ethanol production at the Company’s GevoND facility during the period from January 31, 2025 through December 31, 2025 at a price of $0.935 per credit. Under the agreement, the credits were transferred to the transferee in one or more deliveries occurring between June 30, 2025 and December 10, 2025. The financial institution was granted two additional rights: (i) a right of offer for up to $20.0 million of additional credits generated by GevoND between January 31, 2025 and December 31, 2025, and (ii) a right of first refusal to purchase all credits generated by GevoND during the year ended December 31, 2026 at the same price and on substantially the same terms as those set forth in the June 30, 2025 agreement. The first right was not exercised. The financial institution had until February 28, 2026 to exercise the second right. Under the agreement, if the Company fails to transfer at least 90% of the credits on any Transfer Date, the Company must pay an under-delivery fee to the financial institution calculated as $0.05 per credit for the difference between 90% of the Max Credits, as defined, and the actual number of credits transferred. At January 15, 2026, if the Company had not transferred $19.8 million of credits, the Company would have been required to pay an under-delivery-fee calculated as $0.05 of the difference between $20.0 million and the dollar amount of credits which have been transferred less any Under-Delivery-Fees paid to date. As of March 5, 2026, no under-delivery-fees were required to be paid.

On October 30, 2025, the Company entered into a Tax Credit Transfer Agreement with another financial institution pursuant to which the Company agreed to transfer $20.0 million of CFPCs generated from the ethanol production at the Company’s GevoND facility during the period from January 31, 2025 to December 31, 2025, at a price of $0.935 per credit. The agreement provides for the transfer of the credits in three separate tranches, with deliveries scheduled to occur between October 30, 2025 and February 20, 2026. The financial institution was granted the option to purchase an additional $35.0 million of credits generated by GevoND or the Company’s RNG plant, during the year ended December 31, 2026 under the same terms and conditions as the October 30, 2025 agreement. The financial institution was required to exercise this option by January, 31, 2026. The financial institution did not exercise this option. Further, under the agreement, if the Company fails to deliver equal to or greater than 90% of the Max Credits, as defined, for any specified transfer date, then the Company must pay an under-delivery-fee to the financial institution calculated as $0.05 credit for the difference between 90% of the credits. At February 20, 2026, if the Company had not

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

transferred $20.0 million of credits, the Company would have been required to pay an under-delivery-fee calculated as $0.05 of the difference between $20.0 million and the dollar amount of credits which have been transferred less any Under-Delivery-Fees paid to date. As of March 5, 2026, no under-delivery-fees were required to be paid.

On November 4, 2025, the Company entered into a third Tax Credit Transfer Agreement with another financial institution pursuant to which the Company agreed to sell $10.0 million of credits generated from the Company’s GevoND operations between January 31, 2025 and December 31, 2025, with transfers occurring between November 4, 2025 and the date the Gevo Intermediate HoldCo, LLC tax return is filed.

During the year ended December 31, 2025, the Company received cash totaling $41.1 million related to these transfers, which is included in Deferred clean fuel production tax credits on our Consolidated Balance Sheet at December 31, 2025 as the credits cannot be formally transferred to the buyer until the Transfer Election Statement affixed to the corporate tax return is filed, which is expected to occur in October 2026.

The Company’s ability to generate and transfer CFPCs is dependent on qualifying production volumes, compliance with applicable tax laws and regulations, and satisfaction of the conditions set forth in the applicable transfer agreements. Changes in regulatory guidance, production levels, or counterparty performance could affect the amount and timing of tax credits transferred.

6. Revenues from Contracts with Customers and Other Revenue

Ethanol and Related Products

The Company recognizes revenue from sales of ethanol and co-products at the point in time when the performance obligations in the Company's contracts with customers are met, which is when the customer obtains control of such products and typically occurs upon shipment (depending on the terms of the underlying contracts). Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. Pricing is based on either fixed terms or index-based formulas as specified in the contract. Pricing under index-based contracts is tied to observable market indices and reflects prevailing market prices at the time of delivery. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver specified volumes of co-products over a contractual period of less than 12 months. In such instances, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue when control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

RNG Revenue

The Company’s RNG revenues relate to the sale of RNG produced at the NW Iowa RNG facility under long-term contracts with customers. Revenue is recognized at a point in time when the Company transfers the product to its customer. The customer obtains control of the product upon RNG delivery into a gas pipeline system. The Company generally has multiple performance obligations in our arrangements with customers. The Company’s performance obligation related to the sales of RNG are satisfied at a point in time upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon quoted market prices at the time of delivery. All material contracts have payment terms of between one to three months and there are no return or refund rights.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Environmental Attribute Revenue

The Company’s environmental attribute revenue represents the sale of RNG related environmental attributes produced at the NW Iowa RNG facility and the generation of CORCs at GevoND. The title and control for the environmental attributes are transferred to the customer subsequent to the issuance of such attributes by the relevant regulatory agency. The Company generally has multiple performance obligations in our arrangements with customers. The Company’s performance obligations related to the sales of environmental attributes are satisfied at a point in time upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the environmental attributes. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon either quoted market prices at the time of delivery or fixed prices per the contract terms. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Hydrocarbon Revenue

The Company’s hydrocarbon revenue represents sales of renewable, low-carbon intensity blendstocks for motorsports and isooctane isooctane The sales were on a free-on-board shipping point basis (recognized at a point in time), were independent transactions, did not provide post-sale support or promises to deliver future goods, and were single performance obligations.

Other

The Company’s other revenue represents licensing and development revenue and software services revenue. The Company’s licensing revenue is related to a joint development agreement with LG Chem, Ltd. ("LG Chem") to develop bio-propylene for renewable chemicals using Gevo’s Ethanol-to-Olefins ("ETO") technology. As the contractually promised intellectual properties (“IP”) are not individually distinct, the Company combined each individual IP noted in the contract into a bundle of IP (“IP Rights”) that is distinct and accounted for all of the IP Rights promised in the contract as a single performance obligation. The IP Rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company has no further obligation with respect to the grant of IP Rights, including no expressed or implied obligation to maintain or upgrade the technology, or provide future support or services. The earnings process is complete when the licensee obtains control of the IP and revenue is recognized upon the achievement of certain project milestones, when collectability is probable and all other revenue recognition criteria have been met. The Company’s software and services revenue represents annual support fees and services for customers of Verity and Cultivate AI.

The following tables display the Company’s revenue by major source based on product type (in thousands):

	Year Ended December 31,
Major Goods/Service Line	2025	2024
Ethanol	$105,176	$—
Ethanol related products	31,102	—
Environmental attributes	17,735	15,105
Renewable natural gas	1,049	691
Hydrocarbons	4,822	164
Other	696	955
Total operating revenue	$160,580	$16,915

Contract Assets and Trade Receivables. As of December 31, 2025, and 2024, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in “Trade accounts receivable, net” on the Company’s Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. No allowance for credit losses was recorded for each of the years ended December 31, 2025, and 2024.

7. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Diluted loss per share is calculated using the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. These potentially dilutive securities for this calculation consist of unexercised warrants, stock options and unvested restricted stock awards, all of which are measured using the treasury stock method. Potentially dilutive securities are not considered to be dilutive in periods in which a net loss is reported. See Note 19, Stock-Based Compensation, for discussion of our stock options and restricted stock awards and Note 24, Stockholders’ Equity, for discussion of our warrants.

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(33,836)	$(78,640)
Basic weighted-average shares outstanding	234,008,574	231,674,716
Net loss per share - basic and diluted	$(0.14)	$(0.34)

For the years ended December 31, 2025 and 2024, potentially dilutive securities excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive are as follows:

	Year Ended December 31,
	2025	2024
Warrants	1,357	27,010
Stock options	2,277,369	3,036
Unvested restricted stock awards	4,246,732	1,714,600
Total	6,525,457	1,744,646

8. Restricted Cash

As of December 31, 2025 and 2024, the Company has restricted cash balances of $35.8 million and $69.6 million, respectively. Of the $35.8 million restricted balance as of December 31, 2025, $28.8 million is included in current assets and $7.0 million is included in non-current assets on the Consolidated Balance Sheet. The current portion of the restricted cash represents collateral for a letter of credit to provide financing support for the Company’s Remarketed Bonds, (“the New Bond Letter of Credit”), which support the development and construction of NW Iowa RNG (see Note 18, Debt). The New Bond Letter of Credit has a fee of 0.75% annually and expires April 6, 2026, unless terminated earlier. The restricted cash balance as of December 31, 2024, represented the cash collateral for the New Bond Letter of Credit. With the refinancing of the Remarketed Bonds on July 10, 2025, $40.8 million of restricted cash collateral was released to the Company. As of December 31, 2025 and 2024, no amounts had been drawn under the New Bond Letter of Credit. In addition, related to the refinancing of $40.0 million of the Remarketed Bonds, in July 2025, the Company established a debt service reserve and an operating and maintenance reserve totaling $7.0 million.

The Company is entitled to receive interest income on the restricted cash, and recorded interest income $2.7 million and $3.4 million for the years ended December 31, 2025, and 2024, respectively, included in “Other (expense) income, net” in the Consolidated Statements of Operations.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Prepaid and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	December 31,
	2025	2024
Prepaid insurance	$1,354	$1,520
Corn derivative contracts	91	—
Interest receivable	92	730
Prepaid feedstock	549	1,097
Note Receivable - A.E. Innovation- current	894	—
Other prepaid expenses	1,462	—
Other current assets	1,559	2,573
Total prepaid expenses and other current assets	$6,001	$5,920

10. Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease for the Company’s office and research facility in Englewood, Colorado, which expires in January 2029 and an additional lease in Albuquerque, New Mexico, which expired in 2025. The Company’s office facility lease contains an option to extend the lease which is not included in the length of the term as management does not reasonably expect to exercise the option.

In connection with the Company’s sale of Agri-Energy, in October 2025, the Company entered into a 30-year ground lease with the buyer to provide the Company access to assets retained at the Luverne Facility for the potential future production of isobutanol at the facility. The lease payments total $1.00 for the entire 30-year period. There are two options to renew the lease, each for an additional 20-year period, which the Company expects to exercise. In addition, the Company has the right to terminate the lease at any time and for any reason with 12 months’ notice to the lessor.

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

During 2025, the Company entered into a four-year finance lease for a wheel loader at our Gevo North Dakota location. The lease expires in 2029.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

In August 2024, the Company entered into an amendment that extended the term of an existing agreement to use a third-party processing facility beyond the previous 12-month term, which resulted in the agreement being recorded as a lease. The agreement for the leased facility expired in 2025, with no option to extend the lease term. Lease amortization for the third-party processing facility was recorded as a component of Project development costs on the Consolidated Statement of Operations prior to the signing of a customer offtake agreement in August 2024, and after which it is included as a component of work-in-progress inventory, to be expended as a component of Cost of production as sales are made in future periods.

The following tables present the (i) costs by lease category, (ii) other quantitative information, and (iii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Years Ended December 31,
	2025	2024
Operating lease cost	$585	$281
Finance lease expense:
Amortization of leased assets	1,434	1,069
Interest on lease liabilities	199	315
Total lease expense	$2,218	$1,665

	Years Ended December 31,
	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,933	$906
Operating cash flows from operating leases	$853	$405
Finance cash flows from finance leases	$144	$191
Right-of-use asset obtained in exchange for new finance lease liabilities	$202	$2,731
Right-of-use asset obtained in exchange for new operating lease liabilities	$148	$32
Weighted-average remaining lease term, finance leases (months)	107	38
Weighted-average remaining lease term, operating leases (months)	36	46
Weighted-average discount rate - finance leases (1)	13%	16%
Weighted-average discount rate - operating leases (1)	9%	6%
(1)	When our leases do not provide an implicit interest rate, we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

	Operating Leases	Finance Leases
2026	$845	$299
2027	788	76
2028	568	76
2029	194	164
2030	14	28
2031 and thereafter	—	497
Total	2,409	1,139
Less: amounts representing present value discounts	305	472
Total lease liabilities	2,104	667
Less: current portion	689	273
Non-current portion	$1,416	$394

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Inventories

The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	December 31,
	2025	2024
Raw materials	$8,250	$198
Finished goods
Biofuels	2,028	1,250
Work in process
Environmental attributes	3,847	2,146
Biofuels	1,421	248
Spare parts	3,530	660
Total inventories	$19,076	$4,502

During the year ended December 31, 2025, the Company recorded inventory write-downs of approximately $5.3 million related primarily to development stage co-products and other hydrocarbon products due to lower estimated net realizable value. These charges are included within cost of goods sold in the Consolidated Statements of Operations.

12. Derivative Financial Instruments

The Company uses corn commodity-based derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not apply hedge accounting. Accordingly, these derivative contracts are recorded on the Company’s balance sheet at fair value and changes in fair value are recognized in Cost of production on the Consolidated Statements of Operations. Changes in fair value are recognized as non-cash adjustments on the Consolidated Statement of Cash Flows.

The following table provides details regarding the Company's derivative financial instruments as recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets (in thousands):

	December 31, 2025
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	691	3,455,000	bushels	$91
Total fair value				$91

The following table sets forth the Company’s gain recognized on derivative contracts (in thousands):

		Year Ended December 31,
Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	2025	2024
Corn futures	Cost of production	$5,685	$—
Total realized gain		$5,685	$—

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

13. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	Useful Life	December 31,
	(in years)	2025	2024
Land		$12,232	$6,592
Plant facilities and infrastructure	5 to 20	49,352	74,255
Machinery and equipment	5 to 20	140,552	79,637
Furniture and office equipment	3 to 7	2,731	2,779
Software	3 to 6	8,753	5,419
Construction in progress		186,641	154,272
Total property, plant and equipment		400,261	322,954
Less: accumulated depreciation and amortization		(46,684)	(101,312)
Property, plant and equipment, net		$353,577	$221,642

In January 2025, Gevo completed the acquisition of substantially all of the assets and assumed certain liabilities of Red Trail Energy. The fair value of the property plant and equipment acquired was $110.8 million (See Note 3, Business Combinations).

In October 2025, the Company sold certain property plant and equipment at our Luverne Facility as part of the sale of our wholly owned subsidiary, Agri Energy, LLC (See Note 4, Disposition of Assets). The gross assets disposed were $69.5 million, which had an accumulated depreciation balance of $67.7 million.

During the year ended December 31, 2025 and 2024, the Company recorded depreciation expense of $12.9 million and $15.9 million, respectively. Depreciation expense recorded into inventory during the year ended December 31,  2025 and 2024 was $5.7 million and $4.7 million, respectively. Depreciation expense from inventory sold was $5.8 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively. The Company’s Construction in progress primarily relates to our Alcohol-to-Jet projects, in particular engineering work, design work and modularization.

14. Intangible Assets

During the year ended December 31, 2025, the Company generated $52.7 million in CFPCs as intangible assets, related to the production and sale of low-carbon transportation fuels under Section 45Z of the IRC. See Note 5, Tax Credit Recognition and Sales. Other identifiable intangible assets consist of developed technology, customer-related intangible assets, trade name and acquired patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products.

During the year ended December 31, 2025, Gevo recognized approximately $46.3 million in customer-related intangible assets as part of the acquisition of substantially all the assets and certain liabilities of Red Trail Energy (see Note 3, Business Combinations, for additional information). These assets represent long-term customer relationships and commercial agreements that are expected to generate sustained revenue over time. They are being amortized over their estimated useful life of 4 years, based on the projected economic benefits derived from the underlying contracts and partnerships.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	December 31, 2025
				Weighted-
			Identifiable	Average Remaining
	Gross Carrying	Accumulated	Intangible	Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,280	$(2,485)	$1,795	3.1
Defensive assets	4,900	(2,508)	2,392	4.1
Developed technology	1,300	(347)	953	3.7
Customer-related intangible assets	47,800	(10,735)	37,065	3.5
Trade name	100	(33)	67	2.7
Intangible assets with finite lives	$58,380	$(16,108)	$42,272	3.5

	December 31, 2025
				Weighted-
			Identifiable	Average Remaining
	Gross Carrying	Accumulated	Intangible	Useful Life
	Amount	Amortization	Assets, net	(Years)
Tax credits	$52,731	—	$52,731	—
Other intangible assets	$52,731	$—	$52,731	—

	December 31, 2024
				Weighted-
			Identifiable	Average Remaining
	Gross Carrying	Accumulated	Intangible	Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,580	$(2,203)	$2,377	7.4
Defensive assets	4,900	(1,922)	2,978	8.4
Developed technology	1,300	(87)	1,213	5.0
Customer-related intangible assets	1,500	(31)	1,469	16.0
Trade name	100	(8)	92	4.0
Intangible assets with finite lives	$12,380	$(4,251)	$8,129	8.9

The Company recorded amortization expense of $12.2 million and $1.3 million for the years ended December 31, 2025, and 2024, respectively.

The following table details the estimated amortization of identifiable intangible assets as of December 31, 2025 (in thousands):

		Defensive	Developed	Customer	Trade
	Patents	Assets	Technology	Related	Name	Total
2026	$582	$586	$260	$11,669	$25	$13,122
2027	582	586	260	11,669	25	13,122
2028	582	586	260	11,669	17	13,114
2029	49	586	173	1,058	—	1,866
2030	—	48	—	94	—	142
2031 and thereafter	—	—	—	906	—	906
Total intangible assets	$1,795	$2,392	$953	$37,065	$67	$42,272

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Goodwill

During the year ended December 31, 2025, goodwill increased by $39.8 million, primarily as a result of the acquisition of substantially all the assets and certain liabilities of Red Trail Energy. The increase reflects the difference between the fair value of the net assets purchased from Red Trail Energy, including intangible assets, and the purchase price, with the excess recorded as goodwill. The goodwill recognized in this acquisition is primarily attributable to expected synergies from integrating operations, as well as other factors that are not individually identifiable or separately recognized.

The following table sets forth the changes in the carrying amount of goodwill by reportable segment (in thousands) as of:

	December 31,
	2025	2024
Goodwill, beginning of period:
Gevo	$3,740	$-
GevoND	-	-
Total	3,740	-
Acquisitions:
Gevo	-	3,742
GevoND	37,815	-
Total	37,815	3,742
Balance adjustments (post acquisition working capital adjustments)
Gevo	50	(2)
GevoND	1,953	-
Total	2,003
Goodwill, end of period
Gevo	3,790	3,740
GevoND	39,768	-
Total	$43,558	$3,740

15. Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	December 31,
	2025	2024
Deposits	$664	$184
Prepaid insurance	538	660
Prepaid feedstock	1,942	1,976
Equity interest (1)	1,500	1,500
Deposits receivable (2)	54,035	47,737
Earnest money deposit (3)	—	10,000
Improvements on assets owned by others	4,445	4,636

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Debt Issuance Costs	1,907	1,974
Capitalized Fuel Supply (4)	6,371	6,956
Note receivable - A.E Innovation	2,586	—
Total deposits and other assets	$73,987	$75,623

(1)	The Company directly holds a 3.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. Recent observable equity raises indicated no impairment issues or an increase to the carrying value. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary, see Note 22, Commitments and Contingencies, for additional information.
(2)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce design and construction of the power generation, transmission and distribution facilities for ATJ-60, $5.5 million of which will be either reimbursed or used as an investment into wind generation facility and the remaining $48.5 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts. Gevo and the developer are evaluating alternative uses for the wind-farm project and the distribution facilities given the current status of ATJ-60.
(3)	Earnest money deposited in connection with the acquisition of Red Trail Energy, LLC.
(4)	Expenditures related to feedstock agreements.

16. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities in the Consolidated Balance Sheets (in thousands):

	December 31,
	2025	2024
Accounts payable	$1,083	$539
Accrued liabilities	17,711	9,873
Accrued construction in progress	6,207	2,595
Accrued payroll and related benefits	11,507	8,999
Total accounts payable and accrued liabilities	$36,508	$22,006

17.	Asset Retirement Obligation

During the year ended December 31, 2025, the Company recognized a liability for the estimated costs associated with the retirement of certain assets that are subject to legal or contractual obligations. These liabilities primarily relate to the decommissioning of RNG production facilities and associated infrastructure at our RNG plant. Additionally, the Company recognized an ARO related to the closure plan for our Class VI injection and monitoring wells at the GevoND operation.

The Company estimates the fair value of the ARO based on current regulatory requirements and historical cost data, considering appropriate inflation and discount rates for the estimated timeline of asset removal. The fair value of the estimated ARO is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset.

The following table summarizes the Company’s asset retirement obligation (in thousands) as of:

	2025	2024
Asset retirement obligation, beginning of period	$—	$—
Liabilities assumed upon acquisition	1,018	—

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Liabilities incurred	1,093	—
Accretion expense	139	—
Asset retirement obligation, end of period	$2,250	$—

18. Debt

The summary of the Company’s long-term debt is as follows (in thousands) as of:

			Year Ended December 31,
	Interest Rate	Maturity Date (1)	2025	2024
Term Loan	11.5%	January 2030	$105,000	—
Remarketed Bonds	3.9%	April 2026	28,155	$68,155
Series 2025A Term Bond 1	8.1%	July 2030	13,835	—
Series 2025A Term Bond 2	8.5%	July 2036	26,165	—
SBA loans	1.0%	April 2025	—	21
Total debt			173,155	68,176
Less: debt issuance costs			(8,405)	(1,046)
Total debt, net			$164,750	$67,130
Less: current portion			—	(21)
Total non-current debt			$164,750	$67,109

(1) On February 6, 2026, the Company entered into an amendment to its existing $105.0 million Term Loan to increase the total commitments on the Term Loan to $175.0 million. The incremental proceeds of $70.0 million were used to (i) redeem $28.2 million aggregate principal outstanding on the Remarketed Bonds and (ii) $40.0 million aggregate principal amount outstanding on the Series 2025A Bonds. Accordingly, the Remarketed Bonds and the Series 2025A Bonds have been reclassified to long-term debt and the maturity schedule below reflects the maturity of the total debt after the redemption of the Remarketed Bonds and the Series 2025A Bonds on February 6, 2026 (see Note 27, Subsequent Events).

Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2026	$—
2027	—
2028	—
2029	—
2030	173,155
2031 and thereafter	—
Total debt	$173,155

Term Loan

On January 31, 2025, the Company, through its subsidiaries Net-Zero North HoldCo, LLC, Richardton-CCS, Net-Zero-Richardton, and other affiliates (collectively, the “Borrower”), entered into a Credit Agreement (the “Agreement”) with OIC Investment Agent, LLC as the administrative agent and collateral agent for the secured parties (“Lenders”), in connection with the Red Trail Energy acquisition transaction. The Agreement provides for a $105 million senior secured term loan (the “Term Loan”) that was funded on the Closing Date with a maturity of January 31, 2030. The proceeds of the Term Loan were used to partially fund the transaction and the payment of fees under the

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Agreement. The Agreement also provides for additional uncommitted term loans in an aggregate amount to be mutually agreed upon by the Borrower, the Guarantors and the Lenders for use for certain future growth opportunities after the Closing Date. Interest on the Term Loan will accrue at a rate of (i) 10.00% per annum if the net leverage ratio as of the last day of the quarter for the measurement period (the “Measurement Period”) consisting of the prior four consecutive fiscal quarters of the Borrower (“Leverage Ratio”) is less than 1.5x, (ii) 10.75% per annum if the Leverage Ratio is equal to or greater than 1.5x, but less than 3.0x, and (iii) 11.50% per annum if the Leverage Ratio is equal to or greater than 3.0x and shall initially be set at 11.50% per annum until the next quarterly adjustment date. The Leverage Ratio is defined as the ratio of the combined indebtedness of the Borrower and the Guarantors (other than any indebtedness pursuant to any permitted working capital facility) less any cash equivalent investments in any collateral accounts to the consolidated EBITDA of the Borrower and Guarantors for the relevant Measurement Period. Interest will be due and payable in cash at the end of each quarter.

In connection with the Term Loan, and subject to the other terms under the Agreement, Lenders made an equity investment in HoldCo equal to $5 million on the Closing Date. The organizational documents of HoldCo also provide Lenders with the right to appoint two non-voting observers to the board of managers of HoldCo.

The Term Loan is secured by a first-lien security interest subject only to reasonable and customary permitted liens and encumbrances, in all the Borrower’s and each Guarantor’s tangible and intangible assets, properties controlled by Borrower and Guarantors, and contracts, including deposit accounts and collateral assignment of material contracts and certain real estate assets to be determined, and includes a pledge of all equity interests in the Borrower. The Agreement also contains customary affirmative and negative covenants, events of default, mandatory prepayments (including an excess cash flow sweep), conditions precedent, representations, and warranties. On December 26, 2025, the Borrower entered into an amended and restated waiver, consent and amendment letter with the Administrative Agent under the Credit Agreement. Pursuant to the amendment, the Administrative Agent consented to the withdrawal and transfer of approximately $36.4 million from the Borrower’s revenue account. The withdrawn funds were deemed distributed to Gevo Intermediate Holdco, LLC in accordance with the Borrower’s limited liability company agreement and treated as a restricted payment under the Credit Agreement. Except as amended, the Credit Agreement remains in full force and effect. The Company was in compliance with these covenants at December 31, 2025.

Remarketed Bonds

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority (the “Issuer”) issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) for NW Iowa RNG. The bond proceeds were used as a source of construction financing alongside equity from the Company. The 2021 Bonds were issued under a Trust Indenture dated April 1, 2021 (the “Indenture”) between the Issuer and Citibank, N.A. as trustee (the “Trustee”). The 2021 Bonds had a maturity date of January 1, 2042. The bonds bore interest at 1.5% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually on January 1 and July 1 of each year. The effective interest rate was 1.1%. The 2021 Bonds were supported by the $71.2 million Bond Letter of Credit; see Note 8, Restricted Cash. The Trustee could draw sufficient amounts on the Bond Letter of Credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The 2021 Bonds were callable and re-marketable on or after October 1, 2022.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Financing Agreement dated April 1, 2024 (together with the original bond financing Agreement, the “First Supplemental Bond Financing Agreement”) between the Issuer and the Company. The Remarketed Bonds were accounted for as a debt extinguishment, with no gain or loss recognized from extinguishment.

The Remarketed Bonds retained the same $68.2 million principal amount and maturity date of January 1, 2042. The Remarketed Bonds now bear interest of 3.875% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually. The effective interest rate is 1.2%. The Company incurred $1.7 million of debt issuance costs associated with the remarketing and the Remarketed Bonds have a first mandatory tender date of April 1, 2026. On July 10, 2025, $40.0 million of the Remarketed Bonds were refinanced. The remaining portion of the Remarketed Bonds of $28.2 million is included in Bonds payable, net on the Consolidated Balance as of December 31, 2025. As of December 31, 2025, debt issuance costs net of amortization for the Remarketed Bonds was $0.1 million.

The Remarketed Bonds were supported by a $69.6 million New Bond Letter of Credit; see Note 8, Restricted Cash, issued to the incumbent Trustee that can draw sufficient amounts on the New Bond Letter of Credit to pay the principal and interest, in case of default, until the first mandatory tender date of April 1, 2026. With the $40.0 million refinancing of the Remarketed Bonds the trustee reduced the New Bond Letter of Credit to $28.2 million, which is included in Restricted Cash in current assets on the Consolidated Balance sheet as of December 31, 2025. As of December 31, 2025, no amounts have been drawn under the New Bond Letter of Credit.

Series 2025A Bonds

On July 10, 2025, Barclays Capital Inc. purchased $40.0 million of the Remarketed Bonds (the “2025 Bonds” or “Series 2025A Bonds”) on a non-recourse basis. This partial refinancing enabled Gevo to release $40.8 million of restricted cash, including interest of $0.8 million, which was securing the New Bond Letter of Credit and returned approximately $30.4 million of cash to Gevo after paying debt issuance costs of $3.4 million and funding the Debt Service Reserve Fund of $4.0 million and the Operating and Maintenance Reserve Fund of $3.0 million associated with the 2025 Bonds. The total amount of the funds is included in noncurrent restricted cash on the Consolidated Balance Sheet at September 30, 2025. The reserve funds were paid to UMB Bank, the trustee of the bonds. The Debt Service Reserve Fund serves as security for the payment of principal and interest on the bonds. The Operating and Maintenance Reserve Fund also serves as security for the maintenance and operating expenses of the RNG project.

The 2025 Bonds are in the form of two separate term bonds. Term Bond 1 has a principal amount of $13.8 million, bears interest at 8.125% per annum, and requires semi-annual principal and interest payments beginning January 1, 2026 through July 1, 2030. Term Bond 2, in the principal amount of $26.2 million, bears interest at 8.5%, and requires semi-annual principal and interest payments beginning January 1, 2031 through July 1, 2036. The unamortized debt issuance costs related to the 2025 Bonds as of December 31, 2025 was $3.8 million. The refinancing of the Remarketed Bonds was accounted for as a partial extinguishment of debt. The Company recorded a loss on extinguishment of debt in the amount of $0.4 million related to the refinanced portion of unamortized debt issuance costs on the Remarketed Bonds. The loss is included in other income (expense) on the Consolidated Statement of Operations. The indenture to the 2025 Bonds contains covenants requiring the maintenance of corporate existence and, compliance with laws and prohibits any pledge, liens or encumbrances of the pledged assets. The Company may redeem the 2025 Bonds prior July 1, 2033, by paying a “make-whole redemption price” equal to a 3% premium over the principal amount of the bonds outstanding on the redemption date. The Company was in compliance with all covenants of the 2025 Bonds as of December 31, 2025.

SBA Loans

In April 2020, the Company entered into loan agreements with Live Oak Banking Company, pursuant to which the Company obtained loans from the Small Business Administration’s Paycheck Protection Program (“SBA PPP”) totaling $1.0 million (the “SBA Loans”).

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

In April 2021, the balance of $0.6 million of loans and accrued interest obtained through the SBA PPP were forgiven. The remaining SBA Loan totaled $0.2 million, which bore interest at 1.0% per annum and matured in April 2025. Monthly payments of $8,230, including interest, began on June 5, 2021, and were fully repaid in April 2025.

19. Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”) and the Employee Stock Purchase Plan. The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2025, upon approval of the shareholders at the 2025 Annual Meeting of Stockholders, the 2010 Plan was amended and restated to (1) increase the number of shares of common stock reserved for issuance under the 2010 Plan by 15,000,000 shares (providing for a total of 52,980,074 shares reserved for issuance under the 2010 Plan), and (2) extend the term of the 2010 Plan to May 21, 2035. At December 31, 2025, 9,463,376 shares were available for future issuance under the 2010 Plan.

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price	Number of securities remaining available for future issuance under equity compensation plans
2010 Stock Incentive Plan	52,980,074	$ 3.47	9,463,376

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s stock-based compensation expense for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Cost of production	$49	$60
General and administrative	8,093	12,747
Other operating expenses	1,067	1,926
Total stock-based compensation	$9,209	$14,733

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the year ended December 31, 2025, were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average	Aggregate
	Number of	Exercise	Term	Grant-Date	Intrinsic
	Options	Price (1)	(years)	Fair Value	Value
Options outstanding at December 31, 2024	14,103,458	$2.24	8.4	$1.90	$9,247
Granted	6,893,724	1.17
Forfeited and expired	(692,283)	2.29
Exercised	(962,607)	0.83
Options outstanding at December 31, 2025	19,342,292	$1.93	8.2	$1.66	$13,347

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Options vested and expected to vest at December 31, 2025	19,342,292	$1.93	8.2	$1.66	$13,347
(1)	Exercise price of options outstanding range from $0.67 to $20.00 as of December 31, 2025. The exercise price is the closing market price on the date the stock options are granted. Stock options granted to employees typically vest over three years in equal annual installments on the anniversary of the grant date.

As of December 31, 2025, 8.7 million stock options were exercisable. As of December 31, 2025, the total unrecognized compensation expense relating to stock options was $7.2 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.4 years.

The following table sets forth the weighted average Black-Scholes option pricing model assumptions (no dividends were expected) and resulting grant date fair value for the stock options granted during the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.2%	3.2%
Expected volatility factor	118%	133%
Expected option life (years)	5.9	6.0
Weighted-average fair value	$1.02	$0.63

There is a maximum contractual term of ten years for the share options. The Company settles stock option exercises with newly issued common shares. No tax benefits were realized by the Company in connection with these exercises as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire tax benefit.

Restricted Stock. The Company periodically grants restricted stock awards to employees and directors. The restricted stock awards are valued based on the closing price per share on the date of grant. The vesting period for restricted stock awards granted may be based upon a service period or based upon the attainment of performance objectives. The Company recognizes stock-based compensation over the vesting period, which for awards that vest based on a service period is generally two to three years.

Non-vested restricted stock awards at December 31, 2025, and changes during the year ended December 31, 2025, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2024	7,588,144	$1.08
Granted	2,360,659	$1.21
Vested and issued	(3,223,480)	$1.28
Forfeited and expired	(462,743)	$1.11
Non-vested at December 31, 2025	6,262,580	$1.02

As of December 31, 2025, the total unrecognized compensation expense relating to restricted stock awards was $4.6 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.3 years.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

20. Income Taxes

For financial reporting purpose, income before income taxes includes the following components (in thousands):

	2025	2024
United States	$(32,629)	$(78,640)
Total	$(32,629)	$(78,640)

The following table sets forth reconciling items from income tax computed at the statutory federal rate (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Federal income tax at statutory rate	$(6,850)	21.0%	$(16,514)	21.0%
Change in valuation allowance	15,555	(47.7)%	17,269	(22.0)%
Non-controlling interest	(253)	0.8%	—	—%
Non-taxable or non-deductible items:
Officer's compensation limit	718	(2.2)%	1,154	(1.4)%
Stock-based compensation	(97)	0.3%	1,005	(1.3)%
Sale of 45Z clean fuel production tax credits	(10,523)	32.3%	—	—%
Other	84	(0.3)%	325	(0.4)%
Other adjustments:
Net federal true-up	1,366	(4.2)%	(3,239)	4.1%
Effective tax rate	$—	—%	$—	—%

The decrease from the federal statutory rate for the year ended December 31, 2025 is primarily due to the movement in officers’ compensation, stock-based compensation, tax credit transactions, and valuation allowance. The states that contribute to the majority (greater than 50%) of the tax effect include Minnesota and California for 2025, Minnesota and South Carolina for 2024.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in future taxable income or deductible expenses.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets and liabilities (in thousands):

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$86,036	$61,024
Operating lease liabilities	412	925
Depreciation	16,822	17,775
Stock compensation	3,277	1,225
Business interest expense	3,404	1,083
Capitalized research cost	7,864	11,070
Transaction cost	—	1,308
Partnership interest	919	—
Other temporary differences	1,708	1,060
	120,442	95,470
Less: valuation allowance	(120,152)	(94,690)
Total deferred tax assets, net of valuation allowance	290	780
Deferred tax liabilities:
Operating lease assets	(290)	(780)
Total deferred tax liabilities	(290)	(780)
Net deferred tax assets	$—	$—

The Company has Federal net operating loss at December 31,2025 and 2024 of approximately $328.2 million and $238.5 million, respectively, available to offset future income for income tax reporting purposes. Of our Federal net operating loss carryovers as December 31, 2025, $1.5 million is expiring in year 2037 and $326.7 million has indefinite carryforward periods. Other than the $1.5 million generated in year 2017 and expiring in year 2037, the rest of the loss utilization is limited to 80% of taxable income in the future years. The Company has state net operating loss carryovers as December 31,2025 and 2024 of approximately $295.3 million and $208.6 million. Of the state net operating loss carryovers, $270.1 million would expire between the years 2033 and 2045 and $25.5 million has indefinite carryforward periods.

Section 382 of the Code limits the use of NOL carryforwards, which includes Section 163(j) interest expense carryforwards and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company experienced ownership changes which resulted in a limitation applied to their net operating losses and Section 163(j) interest expense carryforwards. The annual limitation may result in the expiration of net operating losses and interest expense carryforwards before their utilization and our ability to offset future income with our tax attributes.

Based on management’s review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting results, we have concluded that it is more likely than not that we will not be able to realize all of our U.S. deferred tax assets. Therefore, we have provided a full valuation allowance against deferred tax assets as of December 31, 2025 and 2024, respectively.

The following presents the changes in valuation allowance (in thousands):

	December 31,
	2025	2024

Valuation allowance-beginning of period	$94,690	$71,991
Additions charged to income tax benefit	25,462	22,699
Valuation allowance-end of period	$120,152	$94,690

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The Company had no significant uncertain tax positions as of December 31, 2025 and 2024. The Company did not incur any interest or penalties related to income taxes during the years ended December 31, 2025 and 2024. The Company’s income taxes are not currently under audit in any jurisdiction. As of December 31, 2025, tax years 2017 and forward are subject to examination in federal and state jurisdictions, with certain exceptions for state jurisdictions with longer statute of limitation periods.

The following table sets forth the cash taxes paid (in thousands):

	December 31,
	2025	2024
Federal	$-	$-
State and local
Minnesota	12	12
South Carolina	11	-
California	1	1
Other	1	1
Total	$25	$14

21. Employee Benefit Plan

The Company sponsors the Gevo, Inc. 401(k) Plan (the “401(k) Plan”). Subject to certain eligibility requirements, the 401(k) Plan covers substantially all employees beginning the month after employment. Employee contributions are deposited by the Company into the 401(k) Plan and may not exceed the maximum statutory contribution amount. Beginning January 1, 2023, the 401(k) Plan was amended to include matching contributions to the 401(k) Plan, with the Company matching 100% of the employee’s contributions that are not over 3% of compensation, plus 50% of contributions which are over 3% but are not over 5% of compensation. The matching contributions are made in shares of the Company’s common stock and vest immediately. For the year ended December 31, 2025, accrued matching contributions to the 401(k) Plan was $1.1 million, equivalent to approximately 534,515 shares of common stock, to be remitted to participants in Q1 2026. For the year ended December 31, 2024, accrued matching contributions to the 401(k) Plan was $0.8 million, equivalent to 434,779 shares of common stock, which were remitted to participants in Q1 2025.

22. Commitments and Contingencies

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

State Tax Audit. During 2023, the Company was notified of a pending sales and use tax audit by the South Dakota Department of Revenue for the period covering January 2021 through December 2023. Although the final resolution of the Company’s sales and use tax audit is uncertain, based on current information, in the opinion of the Company’s management, the Company concluded that certain losses on litigation were probable and estimable; as a result, the Company recorded $1.8 million accrual for use tax contingencies, included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of December 31, 2025, and 2024, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of December 31, 2025 and 2024.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG project. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Zero6 Commitments. In September 2022, the Company entered into a development agreement with Zero6 to construct and operate a wind project for the provision of electric energy for our Lake Preston project. Pursuant to the agreement, the Company has committed to pay Zero6 total development charges of $8.6 million, comprised of advanced development fee payments of $0.9 million, certain reimbursable costs of $1.2 million, and $6.5 million upon completion of the project. The Company is not contractually obligated for the specified development charges until certain milestones are met in future periods, and upon completion of the project.

Further, the Company has committed to fund certain discretionary, budgeted costs associated with long lead equipment and engineering services for the Lake Preston project, totaling an estimated $36.0 million. The amount is expected to be fully reimbursed upon completion of the project. Gevo and the developer are evaluating alternative uses for the wind-farm project and the distribution facilities given the current status of Lake Preston. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.

Additionally, the Company’s investment in Zero6, see Note 15, Deposits and Other Assets, is pledged separately as collateral for two commitments for the purchase of wind electricity, as well as the purchase of 100% of RCWF’s renewable energy credits. Gevo has a commitment to purchase all of RCWF’s electricity. The portion not used is charged to the Company at a lower price. Due to the indefinite delay at Lake Preston, the Project LLCs are actively evaluating options to redeploy resources, including supplying power to other sites and advancing or completing projects in other viable locations.

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The estimated commitments as of December 31, 2025, and thereafter are shown below (in thousands):

						2031 and
	2026	2027	2028	2029	2030	thereafter	Total
Fuel supply payments	$1,851	$2,055	$1,748	$2,202	$2,333	$27,716	$37,905
East River commitment	6,861	—	—	—	—	—	6,861
Firm purchase commitments for corn	5,308	—	—	—	—	—	5,308
Renewable energy credits	142	142	142	142	142	1,326	2,036
Water purchases	944	944	944	944	944	4,012	8,732
Total	$15,106	$3,141	$2,834	$3,288	$3,419	$33,054	$60,842

23. Fair Value Measurements

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

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at December 31, 2025, and 2024, are as follows (in thousands):

		Fair Value Measurements at December 31, 2025
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Recurring	2025	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$59,904	$59,904	$—	$—
Commodities derivative instruments	91	—	91	—
Total	$59,995	$59,904	$91	$—

Fair Value Measurements at December 31, 2024
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Recurring
Cash and cash equivalents (1)	$189,389	$189,389	$—	$—

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

(1)	Cash and cash equivalents includes $59.9 million and $186.7 million invested in U.S. government money market funds as of December 31, 2025, and 2024, respectively.

The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2025, and 2024.

On October 31, 2025, the Company received a $5.0 million note receivable as partial consideration for the sale of our subsidiary, Agri-Energy, LLC. The note bears interest at the Federal Funds Rate. The Company used a market approach to adjust the value of the note to fair value and recorded a discount on the note of $1.6 million. Factors considered by the Company in determining fair value were (i) the credit standing of the issuer, (ii) the secured nature of the note and, (iii) the prevailing rates for similar instruments based on the issuer’s credit.

	Carrying	Estimated
	Value	Fair Value
Note Receivable- - A.E. Innovation, LLC	$3,480	$3,480

The fair value of the Remarketed Bonds and the Series 2025A bonds are estimated using the Black-Derman-Toy interest rate lattice framework. The effective maturity of the Remarketed Bonds was assumed to be April 1, 2026 (two years from issuance) with repayment of 100% of principal on that date. The impact of the Company’s optional redemption feature, effective November 1, 2024, is appropriately captured by the Black-Derman-Toy interest rate lattice.

The carrying values and estimated fair values of the Term Loan, the Remarketed Bonds and the Series 2025A Bonds as of December 31, 2025, are summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
Term Loan	$105,000	$104,476
Remarketed Bonds	$28,155	$25,153
Series 2025A Bonds	$40,000	40,154

Redeemable non-controlling interest

The following table reflects the changes in the fair value of the redeemable non-controlling interest as of December 31, 2025 (in thousands):

Redeemable Non-
Controlling Interest
Contributions from non-controlling member made on January 31, 2025	$5,000
Distribution payment to non-controlling member	(1,454)
Net income attributable to non-controlling member	1,207
Fair value adjustment	79
Ending balance as of December 31, 2025	$4,832

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

24. Stockholders’ Equity

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

As of December 31, 2025, the Company has remaining capacity to issue up to $500.0 million of common stock under the at-the-market offering program.

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

The Company did not repurchase shares of common stock under the stock repurchase program during the year ended December 31, 2025. During the year ended December 31, 2024, the Company repurchased 7.2 million shares of common stock for $4.7 million. Shares were repurchased at market value, and were retired immediately upon repurchase. As of December 31, 2025, approximately $20.3 million remained available under the stock repurchase program.

Warrants

In June 2022, the Company completed a registered direct offering (“the June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of December 31, 2025, none of the Series 2022-A Warrants had been exercised.

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth information pertaining to warrants outstanding as of December 31, 2025:

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

During the year ended December 31, 2025 and 2024 no warrants were exercised.

25. Variable Interest Entities

The Company has entered into agreements with various SPEs to facilitate the development and construction of facilities to provide carbon neutral power. These SPEs are structured as a limited liability companies.

Nonconsolidated VIEs

During September 2022 and February 2023, the Company entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”), a national clean energy expert that provides expertise in capital management, development, engineering, and asset management, to develop and construct facilities to provide carbon neutral power to ATJ-60 via the two Project LLCs: Kingsbury County Wind Fuel, LLC (“KCWF”) and Dakota Renewable Hydrogen, LLC (“DRH”), respectively. Due to the indefinite delay at Lake Preston, the Project LLCs are actively evaluating options to redeploy resources, including supplying power to other sites and advancing or completing projects in other viable locations.

Each Project LLC is currently funded via advances for certain long lead equipment items from Gevo. The Company has made certain refundable project advances indirectly to the Project LLCs via ZEDI, to induce ZEDI to design and construct the power generation, transmission and distribution facilities that will supply renewable energy.

Each Project LLC is a VIE, and the Company holds an implicit variable interest in each Project LLC. As of December 2023, we have concluded that the removal of the kickout rights from the agreements has resulted in a loss of control and that, therefore, the Company is no longer the primary beneficiary of the Project LLCs. The Project LLCs are a VIE because their equity is insufficient to maintain its on-going collateral requirements without additional financial support.

We have recognized $54.0 million in Deposits and other assets related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs.

26. Segments

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

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

The CODM uses operating results for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources of each segment. As such, management has determined that the Company has organized its operations and activities in the manner in which information is utilized by the CODM and has determined that it has four operating and reportable segments: (i) Gevo segment; (ii) GevoFuels segment; (iii) GevoRNG segment and (iv) GevoND segment. All segments follow the same basis of accounting policies as described in Note 2, Summary of Significant Accounting Policies.

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

GevoFuels segment. GevoFuels is a cornerstone of the Company’s operations, committed to driving low-cost, sustainable, and American-made energy solutions. Our focus is on advancing practical, low-carbon energy alternatives that promote energy independence and strengthen the economy. This segment is dedicated to the development, construction, and operation of Alcohol-to-Jet projects that are not only good for the environment but also cost-effective for businesses and consumers. Our flagship project, ATJ-30, is a groundbreaking greenfield initiative focused on producing SAF right here in the U.S.

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

GevoND segment. The GevoND segment is a new operating segment for 2025. The GevoND segment includes the assets acquired in the business combination completed in January 2025, with Red Trail Energy. GevoND includes advanced CCS technologies and low-carbon ethanol assets at the acquired facility in North Dakota, enhancing our portfolio of integrated, cost-effective carbon abatement solutions. The principal products manufactured by our ethanol plant include ethanol and distillers grains. At capacity, GevoND facility is capable of processing approximately 67 million gallons of low-carbon ethanol annually, including 2 million gallons of corn fiber ethanol with an ultra-low carbon intensity. Additionally, the facility produces more than 230,000 tons of low-carbon animal feed and vegetable oil, contributing to sustainable agriculture and food systems. The site has an operating, fully permitted Class VI CCS well, which captures and sequesters approximately 165,000 tons of biogenic carbon dioxide annually. This capability is a key component of our strategy to drive meaningful carbon abatement at scale, with the potential to sequester multiple times that amount in total carbon emissions, directly supporting Gevo’s vision of decarbonizing the energy, transportation, and agriculture sectors.

The "Other Expenses" in the segment table include the following components: cost of production, general and administrative expenses, acquisition-related costs, facility idling costs, gains and losses on the sale of assets and other expenses.

	Year Ended December 31, 2025
	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$5,755	$—	$18,045	$136,780	$160,580
Less:
Depreciation and amortization	3,195	—	4,616	17,512	25,323
Research and development expense	4,550	—	—	—	4,550

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

Project development costs	8,833	2,989	—	(167)	11,655
Other expenses	51,760	3	10,108	77,393	139,264
Income (loss) from operations	(62,583)	(2,992)	3,321	42,042	(20,212)
Interest expense	(555)	—	(4,886)	(12,119)	(17,560)
Interest, investment and other income	4,477	—	102	530	5,109
Consolidated net income (loss)	(58,412)	(2,992)	(1,453)	30,228	(32,629)

Acquisitions of property, plant, and equipment	14,307	13,710	2,294	5,634	35,945
Goodwill	3,790	—	—	39,768	43,558
Total assets as of December 31, 2025	124,198	235,034	88,876	270,821	718,929

	Year Ended December 31, 2024
	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$1,119	$—	$15,796	$—	$16,915
Less:
Depreciation and amortization	9,718	—	8,580	—	18,298
Research and development expense	5,581	(5)	—	—	5,576
Project development costs	14,236	3,930	—	—	18,166
Other expenses	49,724	—	15,975	—	65,699
Loss from operations	(78,139)	(3,925)	(8,760)	—	(90,824)
Interest expense	(760)	(5)	(3,114)	—	(3,879)
Interest income	15,637	—	—	—	15,637
Consolidated net loss	(62,854)	(3,925)	(11,861)	—	(78,640)

Acquisitions of property, plant, and equipment	17,088	30,102	3,895	—	51,085
Goodwill	3,740	—	—	—	3,740
Total assets as of December 31, 2024	297,979	208,309	77,653	—	583,941

27. Subsequent Events

Debt Refinancing

On February 6, 2026, certain subsidiaries of the Company entered into a Omnibus Amendment Agreement (the “Amendment”) with the lenders party to the Amendment and OIC Investment Agent, LLC, in its capacity as the administrative agent and collateral agent and Orion Energy Partners TP Agent, LLC, in its capacity as the sub-administrative agent. The Amendment amended the existing $105.0 million term loan facility to increase total commitments to $175.0 million (the “Revised Credit Facility”). The Amendment resulted in $70.0 million of incremental term loan borrowings and added certain subsidiaries as borrowers and/or guarantors. The Revised Credit Facility otherwise maintains substantially the same terms as the prior facility (see Note 18 – Debt).

The $70.0 million of incremental proceeds were used to redeem (i) $28.2 million aggregate principal amount of the Remarketed Bonds and (ii) $40.0 million aggregate principal amount of the Series 2025A Bonds issued by the Company’s renewable natural gas subsidiary. In connection with the redemption of the Series 2025A Bonds, the Company

GEVO, INC.

Notes to Consolidated Financial Statements (Continued)

incurred prepayment premiums of approximately $6.8 million. The bond redemptions resulted in the release of approximately $35.8 million of restricted cash, and the related financing agreements and liens were terminated.

Also on February 6, 2026, the Company entered into a revolving credit agreement with Huntington National Bank providing for a working capital facility of up to $20.0 million. Borrowings under the facility bear interest, at the Company’s option, at either (i) Adjusted Term SOFR plus 2.75% per annum or (ii) an alternate base rate plus 0.75% per annum, and the facility includes a 0.375% unused commitment fee. The facility matures on the earlier of February 6, 2031 or three months prior to the maturity of the Revised Credit Facility.

.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that in certain aspects our disclosure controls and procedures were not effective as of December 31, 2025, as a result of a material weakness in internal control over financial reporting described below.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As previously disclosed, management identified a material weakness in the Company’s internal control over financial reporting related to information technology general controls within certain financial systems of a recently acquired entity. Specifically, deficiencies were identified in controls over privileged access management, change management, and certain IT operations processes. As a result, certain automated controls and IT-dependent manual controls were ineffective, and management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has initiated remediation efforts, including enhancing user access controls, strengthening change management procedures, and integrating the acquired entity’s ERP system with the Company’s existing systems and applications.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

During the three months ended December 31, 2025, the below directors and/or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements were each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).

Name and Title	Action	Date	Duration of Plan	Total Number of Shares of Common Stock to be Purchased or Sold
Paul D. Bloom President	Terminate	November 11, 2025	February 20, 2025 to February 19, 2026	Up to 718,587
Paul D. Bloom President	Adopt	December 22, 2025	March 23, 2026 to March 22, 2027	Up to 1,131,970
Christopher M. Ryan President and Chief Operating Officer	Adopt	November 19, 2025	February 26, 2026 to February 25, 2027	Up to 800,596
Andrew L. Shafer Chief Customer, Marketing and Brand Officer	Adopt	November 19, 2025	February 20, 2026 to February 19, 2027	Up to 423,339
Kimberly T. Bowron Chief of Staff	Adopt	November 20, 2025	March 3, 2026 to March 4, 2027	Up to 60,230
Oluwagbemileke Y Agiri Chief Financial Officer	Adopt	December 1, 2025	March 1, 2026 to February 28, 2027	Up to 150,649
Lindsay C. Fitzgerald Chief Public Affairs Officer	Adopt	December 1, 2025	March 1, 2026 to February 28, 2027	Up to 198,916

Except as set forth above, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2025.

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

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2025.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2025.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days after our fiscal year ended December 31, 2025.

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

(a)(3) Exhibits

.		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1††	Asset Purchase Agreement, dated as of September 10, 2024, by and among Gevo, Inc., Richardton CCS, LLC, Net-Zero Richardton, LLC, and Red Trail Energy, LLC.	8-K	001-35073	September 12, 2024	2.1

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Third Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	December 15, 2025	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

4.2	Form of Series 2020-A Warrant.	8-K	001-35073	July 8, 2020	4.1

4.3	Form of Series 2022-A Warrant.	8-K	001-35073	June 8 2022	4.1

4.4	Description of Securities.	10-K	001-35073	February 24, 2022	4.3

10.1#	Gevo, Inc. Amended and Restated 2010 Stock Incentive Plan.	8-K	001-35073	May 27, 2025	10.1

10.2#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2010 Stock Incentive Plan.	S-1	333-168792	January 19, 2011	10.15

10.3#	Form of Restricted Shares Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.7

.		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.4#	Form of Stock Option Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.6

10.5#	Form of Stock Appreciation Rights Award Agreement under the Amended and Restated 2010 Stock Incentive Plan.	10-Q	001-35073	August 8, 2018	10.8

10.6#	Gevo, Inc. Employee Stock Purchase Plan.	S-8	333-172771	March 11, 2011	4.7

10.7#	Gevo, Inc. Executive Health Management Plan.	10-Q	001-35073	November 2, 2011	10.1

10.8#	Form of Indemnification Agreement between Gevo, Inc. and its directors and officers.	S-1	333-168792	January 19, 2011	10.33

10.09†	At-The-Market Offering Agreement, dated January 16, 2024, between Gevo, Inc. and H.C. Wainwright & Co., LLC.	S-3	333-276515	January 16, 2024	1.2

10.10#	Gevo, Inc. Change in Control Severance Plan.	8-K	001-35073	December 2, 2022	10.1

10.11††	Credit Agreement, dated as of January 31, 2025, by and between the Net-Zero North HoldCo, LLC, OIC Investment Agent, LLC, as administrative agent for the Lenders, and the other parties thereto.	8-K	001-35073	February 3, 2025	10.1

10.12††	Form of Term Loan Note.	8-K	001-35073	February 3, 2025	10.2

10.13#	Employment Agreement, amended and restated as of August 12, 2024, by and among Gevo, Inc. and Patrick Gruber.	8-K	001-35073	August 16, 2024	10.1

10.14#	Employment Agreement, amended and restated as of August 12, 2024, by and among Gevo, Inc. and Christopher Ryan.	8-K	001-35073	August 16, 2024	10.2

10.15#	Employment Agreement, dated August 12, 2024, by and among Gevo, Inc. and Paul Bloom.	8-K	001-35073	August 16, 2024	10.3
10.16#	Employment Agreement, dated August 12, 2024, by and among Gevo, Inc. and Kimberly Bowron.	8-K	001-35073	August 16, 2024	10.4

10.17#	Offer Letter, dated October 13, 2023, by and between Gevo, Inc. and Andrew Shafer.	10-Q	001-35073	May 13, 2025	10.3

10.18#	Employment Agreement, amended and restated as of January 1, 2026, by and among Gevo, Inc. and Paul Bloom.	8-K	001-35073	January 5, 2026	10.1

.		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.19#	Employment Agreement, dated January 1, 2025, by and among Gevo, Inc. and Oluwagbemileke Agiri.	8-K	001-35073	January 5, 2026	10.2

10.20	Form of Tax Credit Transfer Agreement.	8-K	001-35073	July 7, 2025	10.1

10.21††	Bond Financing Agreement, dated as of July 10, 2025, by and between Gevo NW Iowa RNG, LLC and the Iowa Finance Authority.	8-K	001-35073	July 10, 2025	10.1

19.1	Insider Trading Policy.					X

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1 *	Section 906 Certifications of the Principal Executive Officer and the Principal Financial Officer.					*

97	Gevo, Inc. Compensation Recovery Policy	10-K	001-35073	March 7, 2024	97

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

01.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

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

Date: March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ PATRICK R. GRUBER	Chief Executive Officer (Principal Executive Officer) and Executive Chairman of the Board of Directors	March 05, 2026
Patrick R. Gruber

/s/ OLUWAGBEMILEKE AGIRI	Chief Financial Officer (Principal Financial Officer)	March 05, 2026
Oluwagbemileke Agiri

/s/ SYLVIA GENDENJAMTS	Vice President Accounting and Treasurer (Principal Accounting Officer)	March 05, 2026
Sylvia Gendenjamts, CPA

/s/ WILLIAM H. BAUM	Lead Independent Director	March 05, 2026
William H. Baum

/s/ GARY W. MIZE	Director	March 05, 2026
Gary W. Mize

/s/ ANDREW J. MARSH	Director	March 05, 2026
Andrew J. Marsh

/s/ JAIME GUILLEN	Director	March 05, 2026
Jaime Guillen

/s/ CAROL J. BATTERSHELL	Director	March 05, 2026
Carol J. Battershell

/s/ ANGELO AMORELLI	Director	March 05, 2026
Angelo Amorelli

/s/ MARY KATHRYN ELLET	Director	March 05, 2026
Mary Kathryn Ellet

/s/ PAUL BLOOM	President and Director	March 05, 2026
Paul Bloom
/s/ JAMES BARBER	Director	March 05, 2026
James Barber